Form 10-K
period 2004-05-29
ANGIODYNAMICS INC
filed 2004-08-27
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 29, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-50761

AngioDynamics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3146460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

603 Queensbury Ave., Queensbury, New York	12804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (518) 798-1215

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.01

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 29, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant was a wholly owned subsidiary of E-Z-EM, Inc. Consequently, none of the registrant’s equity securities were held by non-affiliates as of such date.

As of August 4, 2004, there were 11,442,500 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2004 Annual Meeting of Stockholders to be held October 18, 2004 are incorporated by reference in Part III of this Form 10-K Report.

AngioDynamics, Inc. and Subsidiaries

Part I

Item 1. Business

(a) General Development of Business

Overview

We are a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD. We design, develop, manufacture and market a broad line of therapeutic and diagnostic devices that enable interventional physicians (interventional radiologists, vascular surgeons and others) to treat PVD and other non-coronary diseases. Unlike several of our competitors that focus on the treatment of coronary diseases, we believe that we are the only company whose primary focus is to offer a comprehensive product line for the interventional treatment of these diseases.

We have been in business for more than 15 years. Our global headquarters is located at 603 Queensbury Avenue, Queensbury, New York 12804. Our phone number is (518) 798-1215 and our website is www.angiodynamics.com.

History

AngioDynamics was founded in 1988 as a division of E-Z-EM, Inc., a leading developer and manufacturer of gastrointestinal contrast agents and related imaging accessories. E-Z-EM is a public company that is traded on the American Stock Exchange under the symbol EZM. In 1992, AngioDynamics was organized in the State of Delaware as a wholly-owned subsidiary of E-Z-EM under the name A.D., Inc. In 1996, E-Z-EM transferred the business of its A.D. division to this subsidiary, and we changed our name to AngioDynamics, Inc.

Recent Developments

In June 2004, we completed the initial public offering of our shares of common stock. The offering consisted of 2,242,500 shares (including 292,500 issued pursuant to the underwriters’ over-allotment option) at an initial public offering price of $11.00 per share. As a result of the offering, E-Z-EM, Inc. now holds 80.4% of our shares.

On August 19, 2004, E-Z-EM, announced that on October 30, 2004 it will distribute to its shareholders all of our shares of common stock that it owns.

(b) Narrative Description of Business

General

Our current product lines primarily consist of angiographic catheters, hemodialysis catheters, PTA dilation catheters, thrombolytic products, image guided vascular access products, an endovascular laser venous system and drainage products.

Our principal competitive advantages are our dedicated market focus, established brands and innovative products. We believe our dedicated focus enhances patient care and engenders loyalty among our customers. As a provider of interventional devices for over a decade, we believe we have established AngioDynamics as a recognized brand in our target markets. We collaborate frequently with leading interventional physicians in developing our products and rely on these relationships to further support our brands. Our Chief Executive Officer is the only business executive from the medical device industry to serve on the Strategic Planning Committee of the Society of Interventional Radiology. This appointment provides us with knowledge of emerging clinical trends, high visibility among interventional physicians and opportunities to understand and influence the evolution of interventional therapies. In addition, we believe our relationships with interventional physicians are critical to our continued success given that these physicians typically have considerable influence over purchasing decisions.

We sell our broad line of quality devices for minimally-invasive therapies in the United States through a direct sales force of 37 professionals, six regional sales managers and a vice president of sales. We also sell our products in 33 non-U.S. markets through a distributor network. We support our customers and sales organization with a marketing staff that includes product managers, customer service representatives and a clinical specialist. Our dedicated sales force and growing portfolio of products have contributed to our strong sales growth.

Peripheral Vascular Disease

Peripheral vascular disease encompasses a number of conditions in which the arteries or veins that carry blood to or from the legs, arms or non-cardiac organs become narrowed, obstructed or ballooned. Structural deterioration in the blood vessels due to aging and the accumulation of atherosclerotic plaque results in restricted or diminished blood flow. Common symptoms include numbness, tingling, persistent pain or cramps in the extremities and deterioration of organ function, such as renal failure or intestinal malabsorption. Common PVDs also include venous insufficiency, a malfunction of one or more valves in the leg veins, which often leads to painful varicose veins and/or potentially life-threatening blood clots, and abdominal aortic aneurysms, or AAA, a ballooning of the aorta, which can lead to a potentially fatal rupture. Individuals who are over age 50, smoke, are overweight, have lipid (i.e., cholesterol) disorders, are diabetic or have high blood pressure are at the greatest risk of developing PVD.

Peripheral Interventional Medicine

Peripheral interventional medicine involves the use of minimally invasive, image-guided procedures to treat peripheral vascular and other non-coronary diseases. In these procedures, x-rays, ultrasound, MRI and other diagnostic imaging equipment are used to guide tiny instruments, such as catheters, through blood vessels or the skin to treat diseases. Increasing use of these techniques has accompanied advances in device designs and imaging technologies that enable physicians to diagnose and treat peripheral disorders in a much less invasive manner than traditional open surgery. Interventional procedures are generally less traumatic and less expensive, as they involve less anesthesia, a smaller incision and a quicker recovery time.

Peripheral interventional procedures are performed primarily by physicians specially trained in minimally invasive, image-guided techniques. This group of interventional physicians includes interventional radiologists, vascular surgeons and others. Interventional radiologists are board certified radiologists who are fellowship trained in image-guided, percutaneous (through the skin) interventions. These physicians historically have developed many interventional procedures, including balloon angioplasty, vascular stenting and embolization, and perform the majority of peripheral interventional procedures. There are currently more than 5,000 interventional radiologists in the United States performing over four million procedures annually. Vascular surgeons have traditionally been trained for open surgical repair of arterial and venous disorders. A large number are now increasingly performing interventional procedures. Accredited vascular surgery training programs now generally require instruction in interventional, image-guided peripheral vascular procedures. Increasingly, interventional radiologists and vascular surgeons are forming joint practices to capture additional patient referrals by providing a broader range of interventional treatments. Other physicians who perform peripheral interventional procedures include interventional cardiologists and interventional nephrologists.

Products

Our current product offerings consist of the following product categories:

	2004
Products	$	%
	(dollars in thousands)
Angiographic Products and Accessories	$15,725	32.1%
Hemodialysis Catheters	13,381	27.3
VenaCure Products	5,657	11.5
PTA Dilation Catheters	3,410	7.0
Image-Guided Vascular Access Products	3,309	6.7
Thrombolytic Products	3,174	6.5
Drainage Products	1,380	2.8
Other	3,019	6.1

Total	$49,055	100.0%

All products discussed below have been cleared for sale in the United States by the U.S. Food and Drug Administration (FDA).

We have registered the following marks with the U.S. Patent and Trademark Office: AngioDynamics; Pulse*Spray; and Soft-Vu. This report also contains trademarks of companies other than AngioDynamics, including ELVeS and elvs, trademarks of biolitec, Inc.

Angiographic Products and Accessories

Angiographic products and accessories are used during virtually every peripheral vascular interventional procedure. These products permit interventional physicians to reach targeted locations within the vascular system to deliver contrast media for visualization purposes and therapeutic agents and devices, such as stents or PTA balloons. Angiographic products consist primarily of angiographic catheters, but also include entry needles and guidewires that are specifically designed for peripheral interventions, and fluid management products.

We manufacture three lines of angiographic catheters that are available in over 500 tip configurations and lengths, either as standard items or made to order.

•	SOFT-VU. Our proprietary SOFT-VU technology incorporates a soft, atraumatic tip, which is easily visualized under fluoroscopy.

•	ANGIOPTIC. The ANGIOPTIC line is distinguished from other catheters because the entire instrument is highly visible under fluoroscopy.

•	Accu-Vu. The Accu-Vu is a highly visible, accurate sizing catheter to determine the length and diameter of a vessel for endovascular procedures. Accu-Vu provides a soft, highly radiopaque tip with a choice of platinum radiopaque marker patterns along the shaft for enhanced visibility and accuracy. Sizing catheters are used primarily in preparation for aortic aneurysm stent-grafts, percutaneous balloon angioplasty, peripherally-placed vascular stents and vena cava filters.

•	AQUALiner. In October 2003, we introduced the AQUALiner, a technologically advanced guidewire. This guidewire is used to provide access to difficult to reach locations in interventional procedures requiring a highly lubricious wire. The AQUALiner guidewire incorporates proprietary advanced coating technology that allows smooth, frictionless navigation.

•	4F Accu-Vu. In January 2004, we introduced our 4F Accu-Vu sizing angiographic catheter for use in determining the length and diameter of a vessel in preparation for performing endovascular procedures, such as abdominal aortic aneurysm (AAA) stent graft placement, percutaneous balloon angioplasty, peripherally placed vascular stents, or vena cava filters.

•	Mariner. In May 2004, we launched our Mariner hydrophilic-coated angiographic catheter. It uses our patented Soft-Vu catheter technology to deliver contrast media to anatomy that is difficult to reach. The advanced hydrophilic coating technology significantly reduces catheter surface friction, providing smoother navigation through challenging vasculature with optimal handling and control.

We offer several angiographic accessories to support our core angiographic catheter line. These products include standard entry needles and uncoated, Teflon-coated and hydrophilic-coated guidewires. We also manufacture several lines of products used to administer fluids and contain blood and other biological wastes encountered during an interventional procedure. Our major competitors in the peripheral angiographic market are Boston Scientific Corporation, Cook Incorporated, and Cordis Corporation, a subsidiary of Johnson & Johnson Inc.

Millennium Research Group reports that in 2002 we had the second largest share, or 25%, of the diagnostic peripheral guidewire market but were not among the top nine competitors by market share in the interventional peripheral guidewire market.

Hemodialysis Catheters

We market a complete line of hemodialysis catheters that provide short- and long-term vascular access for hemodialysis patients. Hemodialysis, or cleaning of the blood, is necessary in conditions such as acute renal failure, chronic renal failure and end stage renal disease, or ESRD. The kidneys remove excess water and chemical wastes from blood, permitting clean blood to return to the circulatory system. When the kidneys malfunction, waste substances cannot be excreted, creating an abnormal buildup of wastes in the bloodstream. Hemodialysis machines are used to treat this condition. Hemodialysis catheters, which connect the patient to the dialysis machine, are used at various stages in the treatment of every hemodialysis patient.

We currently offer five high flow hemodialysis catheters that enable blood to be cleaned in a shorter period of time than other similar catheters.

•	SCHON. The SCHON chronic hemodialysis catheter is designed to be self-retaining, deliver high flow rates and provide patient comfort. The Schon is for long-term use.

•	MORE-FLOW. The MORE-FLOW our chronic hemodialysis catheter permits easier insertion and delivers high flow rates. The material conforms well to the vessel anatomy, resulting in higher patient tolerance during extended use. The More-Flow is for long-term use.

•	DURA-FLOW. The DURA-FLOW chronic hemodialysis catheter is designed to be durable, maximize flow rates and provide for easier care and site maintenance. The Dura-Flow chronic hemodialysis catheter is for long-term use.

•	SCHON XL. The SCHON XL acute hemodialysis catheter is designed to be kink resistant, deliver high flow rates, offer versatile positioning and provide patient comfort. SCHON XL is for short-term use.

•	DYNAMIC FLOW. Our DYNAMIC FLOW chronic hemodialysis catheter is designed for long-term use in dialysis patients. It features a Durathane shaft that offers higher chemical resistance than polyurethane, simplifying site care requirements. The Dynamic Flow also features a split tip design and a proximal shaft that reduces the chance of kinking after it reaches placement. The Dynamic Flow is currently offered in limited markets in the United States.

We purchase and resell under our name all of our hemodialysis catheters from Medcomp under an exclusive U.S. and, for some products worldwide, license, except for our More-Flow catheter, which we obtain under a non-exclusive license. Our agreement with Medcomp expires on March 24, 2007 and extends automatically for an additional five-year term if, throughout the initial term, we satisfy minimum purchase requirements specified in the agreement. For products for which we have an exclusive license, Medcomp may terminate our exclusive rights if we fail to purchase at least 90% of the minimum purchase requirements specified in the agreement. These exclusive rights will automatically terminate if we fail to purchase at least 60% of the minimum purchase requirements. Also, Medcomp may terminate all of our rights to a product if we fail to purchase at least 40% of the minimum purchase requirements specified for that product. We anticipate that we will be able to continue to purchase the minimum quantities required in order to maintain our exclusive rights.

Boston Scientific, C.R. Bard, Inc., Kendall Healthcare Products, a subsidiary of Tyco International Ltd., and Medical Components, Inc., or Medcomp, are our major competitors in the development, production and marketing of hemodialysis catheters. We are not one of the top five competitors by market share in this market.

VenaCure Products

Our VenaCure products, which were known as endovascular laser venous system, or elvs, products until August 2004, are used in endovascular laser procedures. These procedures are a less invasive alternative to vein stripping for the treatment of venous insufficiency of the greater saphenous vein. Vein stripping is a lengthy, painful and traumatic surgical procedure that involves significant patient recovery time. In contrast, laser treatment is an outpatient procedure that generally allows the patient to quickly return to normal activities with no scarring and minimal post-operative pain.

With our VenaCure products, laser energy is used to stop the source of the pressure by delivering energy to collapse and destroy the affected vein. The body subsequently routes the blood to other healthy veins. Our products are sold as a system that includes a diode laser, disposable components and training and marketing material. The diode laser is a self-contained reusable instrument. The disposable components in the system include a Sheath-Lok laser fiber system, an access sheath, access wires and needles. The training and marketing materials include a two-day physician training course, a comprehensive business development package and patient marketing kit.

We purchase the laser and laser fiber used in our Precision 810 and Precision 980 VenaCure products from biolitec, Inc. Under our agreement with biolitec, we have non-exclusive license to sell the biolitec laser and laser fiber components to interventional radiologists and vascular surgeons in the United States and Canada. Our agreement with biolitec expires in March 2007. biolitec sells its ELVeS 810 and ELVeS 980, which are substantially identical to the lasers in our Precision 810 and Precision 980, to customers other than interventional radiologists and vascular surgeons in the United States and Canada and distributes those products without restriction in the rest of the world. In the future, biolitec may also market its ELVeS 810 and ELVeS 980 to the interventional radiology and vascular surgery marketplace in the United States and Canada. Our VenaCure lasers are one of only four laser systems that are cleared for sale in the United States by the FDA and, of these lasers are the only ones built and serviced in the United States.

Competition for the treatment of venous insufficiency includes surgical vein stripping treatments, radiofrequency (RF) ablation, which we believe is more expensive and time consuming than laser treatment, and other laser treatments of the greater saphenous vein. The leading provider for RF ablation is VNUS Medical Technologies Inc. Companies competing in the laser segment include biolitec, Diomed, Inc., Dornier MedTech GmbH, and Vascular Solutions, Inc. Because the market for endovascular laser procedures is in its infancy, independent market share data is currently not available.

PTA Dilation Catheters

PTA (percutaneous transluminal angioplasty) procedures are used to open blocked blood vessels and hemodialysis access sites using a catheter that has a balloon at its tip. When the balloon is inflated, the pressure flattens the blockage against the vessel wall to improve blood flow. PTA is now the most common method for opening a blocked vessel in the heart, legs, kidneys or arms.

Our PTA dilation balloons include:

•	WORKHORSE. Our WORKHORSE product is a high-pressure balloon catheter offered in 54 configurations. While the WorkHorse can perform other peripheral PTA procedures, we believe the device is used primarily for treating obstructed hemodialysis access sites.

•	WORKHORSE II. In January 2004, we introduced the WORKHORSE II, a high-pressure, non-compliant PTA balloon catheter. This product is an extension to our WORKHORSE PTA catheter. We have enhanced the WORKHORSE features to improve product performance during declotting procedures for hemodialysis access sites.

In addition to our catheters, in April 2004, we introduced AngioFlow, a catheter-based flow meter that we believe is the first device to measure blood flow in hemodialysis access sites during an access site clearing procedure. The capability to measure blood flow allows interventional physicians to evaluate the efficacy of an access site clearing procedure while performing the procedure, thus likely improving the outcome and decreasing repeat procedures.

Boston Scientific, Cordis, Cook and C.R. Bard are our primary competitors in the PTA dilation market.

Image-Guided Vascular Access Products

Image-guided vascular access, or IGVA, involves the use of advanced imaging equipment to guide the placement of catheters that deliver primarily short-term drug therapies, such as chemotherapeutic agents and antibiotics, into the central circulatory system. Delivery to the central system allows drugs to mix with a large volume of blood as compared to intravenous drug delivery into a superficial vessel. IGVA procedures include the placement of percutaneously inserted central catheter or PICC lines, implantable ports and central venous catheters, or CVCs.

Our IGVA products include:

•	Chemo-Port. The Chemo-Port maximizes options for patients with difficult and/or complex venous access needs. The port lock system is easy to attach and provides a secure connection.

•	Chemo-Cath. The Chemo-Cath, a central venous access catheter system, provides easy placement, safety and comfort to the patient.

•	Micro Access Sets. Our micro access sets provide interventional physicians a smaller introducer system for minimally invasive procedures.

•	V-Cath PICC Lines. These PICC lines are for short- or long-term peripheral access to the central venous system for intravenous therapy or blood sampling.

•	Morpheus CT PICC. These PICC lines provide short- or long-term peripheral access to the central venous system for intravenous therapy and blood sampling. They are constructed of a biocompatible and durable material called Durathane, and have increased stiffness from the proximal end to the distal end, which provides ease of use and enhanced patient safety and comfort. These products are intended for use with CT injectors, allowing physicians to use the existing PICC for both medications and CT imaging, avoiding the need for an additional access site. They were approved by the FDA and launched throughout the U.S. in July 2004.

Our competitors in this market include Arrow International, Inc., Boston Scientific, Cook, C.R. Bard, Deltec, Inc., a subsidiary of Smiths Group plc, and Medcomp. According to IMS Health, we were the third leading provider of micro access sets in 2002, with a market share of 7.3%. We were not among the top six competitors by market share in any of the other IGVA markets.

Thrombolytic Products

Thrombolytic catheter products are used to deliver thrombolytic agents, drugs that dissolve blood clots in hemodialysis access grafts, arteries, veins and surgical bypass grafts. Our thrombolytic catheter products include:

•	PULSE*SPRAY and UNI*FUSE catheters. Our PULSE*SPRAY and UNI*FUSE catheters improve the delivery of thrombolytic agents by providing a controlled, forceful, uniform dispersion. Patented slits on the infusion catheter operate like tiny valves for an even distribution of thrombolytic agents. We believe that these slits reduce the amount of thrombolytic agents and time necessary for the procedure, resulting in cost savings and improved patient safety.

•	SPEEDLYSER. In March 2004, we introduced our SPEEDLYSER thrombolytic catheter, which is used to effectively deliver thrombolytic agents into obstructed dialysis grafts. This new catheter features PULSE*SPRAY slit technology that simplifies catheter insertion and drug delivery.

According to Medtech Insight, in 2002, we were the second leading provider of catheter-directed thrombolytic devices, with a market share of 28.1%. Our primary competitors in this market include Boston Scientific, Cook and Micro Therapeutics, Inc.

Drainage Products

Drainage products percutaneously drain abscesses and other fluid pockets. An abscess is a tender inflamed mass that typically must be drained by a physician.

Our line of drainage products consists of our ABSCESSION general drainage catheters and ABSCESSION biliary drainage catheters. These products feature our proprietary soft catheter material that is designed for patient comfort. These catheters also recover their shape if bent or severely deformed when patients roll over and kink the catheters during sleep.

Our primary competitors for drainage products include Boston Scientific, Cook, and C.R. Bard. We are not among the top five competitors by market share in the market for drainage products.

Other

For fiscal 2004, revenues from our “Other” product category totaled $3.0 million, or 6.1% of total revenues. Of these revenues, $1.6 million were from freight charges, $558,000 were from biliary stents, $805,000 were from bulk non-sterile products and products manufactured for E-Z-EM and $102,000 were from tumor management products.

Research & Development

Our future success will depend in part on our ability to continue to develop new products and enhance existing products. We recognize the importance of, and intend to continue to make investments in, research and development. Approximately 63% of our net sales for fiscal 2004 were from products we introduced in the last five fiscal years. For fiscal 2004, 2003 and 2002, our research and development expenditures were $3.6 million, $2.5 million, and $2.0 million, respectively, and constituted 7.2%, 6.5%, and 6.3% respectively, of net sales. We expect that our research and development expenditures will reach approximately 8% of net sales in the future. However, downturns in our business could cause us to reduce our research and development spending.

Our research and product development teams work closely with our sales force to incorporate customer feedback into our development and design process. We believe that we have a reputation among interventional physicians as being a good partner for product development because of our tradition of close physician collaboration, dedicated market focus, responsiveness and execution capabilities for product development and commercialization.

Competition

We encounter significant competition across our product lines and in each market in which our products are sold. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. In the product lines in which we compete, we face competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. In addition, we compete with providers of other medical therapies, such as pharmaceutical companies, which may offer non-surgical therapies for conditions that are currently or intended to be treated using our products. Our primary device competitors include: Boston Scientific, Cook, Cordis, C.R. Bard, Diomed, Medcomp and VNUS Medical. Medcomp supplies us with all of our hemodialysis catheters, but also competes with us by selling More-Flow catheters, which we buy from them on a non-exclusive basis, and other hemodialysis catheters that we do not license from them. Many of our competitors have substantially greater financial, technological, research and development, regulatory, marketing, sales and personnel resources than we do. Competitors may also have greater experience in developing products, obtaining regulatory approvals, and manufacturing and marketing such products. Competitors may also obtain patent protection or regulatory approval or clearance, or achieve product commercialization, before us, any of which could materially adversely affect us.

We believe that our products compete primarily on the basis of their quality, ease of use, reliability, physician familiarity and cost-effectiveness. Generally, our products are sold at higher prices than those of our competitors. In the current environment of managed care, economically motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price. We believe that our continued competitive success will depend upon our ability to develop or acquire scientifically advanced technology, apply our technology cost-effectively across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel, obtain patent or other protection for our products, obtain required regulatory and reimbursement approvals, manufacture and successfully market our products either directly or through outside parties, and maintain sufficient inventory to meet customer demand.

Sales and Marketing

We focus our sales and marketing efforts on interventional radiologists and vascular surgeons. There are over 5,000 interventional radiologists and 2,000 vascular surgeons in the United States. We educate these physicians on the clinical efficacy, performance, ease of use, value and other advantages of our products.

As part of our education program we offer a comprehensive two-day training course offered free of charge to physicians who have purchased our VenaCure products. We use the VenaCure products training and other training programs to foster future collaboration with physicians and increase brand awareness and loyalty. We also seek to create patient awareness of this new treatment through our website, print materials and video news releases.

We promote our products through medical society meetings that are attended by interventional radiologists, vascular surgeons, interventional cardiologists and interventional nephrologists. Our attendance at these meetings is one of the most important methods we use to communicate with our customers. At these meetings, we receive direct feedback from customers and present new ideas and products. Our attendance at these meetings also reflects our support and commitment to the medical societies, as these societies rely on industry participation and support in order to effectively hold these meetings. The support we provide includes sponsorship of medical society research foundations, general financial support for holding these meetings, and special awards to physicians and others.

Backlog

At July 31, 2004, we had a backlog of unfilled customer orders of $26,000, compared to a backlog of $165,000 at July 31, 2003. We expect all backlog at July 31, 2004 will be filled during fiscal 2005. Because we have basically shipped 95% of products sold in the United States within 48 hours of receipt of the orders, we do not consider our backlog to be indicative of our future operating results.

Manufacturing

Our manufacturing facility is located in Queensbury, New York, and includes over 32,000 square feet of manufacturing and distribution space. We believe this facility has sufficient capacity to meet our anticipated manufacturing needs for the next five years.

We manufacture certain proprietary components and assemble, inspect, test and package our finished products. By designing and manufacturing many of our products from raw materials, and assembling and testing our subassemblies and products, we believe that we can maintain better quality control, ensure compliance with applicable regulatory standards and our internal specifications, and limit outside access to our proprietary technology. We have custom-designed proprietary manufacturing and processing equipment and have developed proprietary enhancements for existing production machinery.

Our management information system includes order entry, invoicing, on-line inventory management, lot traceability, purchasing, shop floor control and shipping and distribution analysis, as well as various accounting-oriented functions. This system enables us to track our products from the inception of an order through all parts of the manufacturing process until the product is delivered to the customer. Our efficient manufacturing capabilities enable us to ship 95% of products sold in the United States within 48 hours of when an order is placed.

We purchase components from third parties. Most of our components are readily available from several supply sources. We also purchase finished products from third parties. One supplier, Medcomp, currently supplies all of our hemodialysis catheters. Medcomp products accounted for approximately 27% of our net sales for fiscal 2004. Another supplier, biolitec, Inc., supplies us with the laser and laser fibers for our VenaCure products. To date, we have been able to obtain adequate supplies of all product and components in a timely manner from existing sources.

In fiscal 2004, 55% of our net sales were derived from products we manufactured ourselves, with the balance being derived from products manufactured for us by third parties. Our Queensbury facility is registered with the FDA and has been certified to EN 46001 and ISO 9001 standards, as well as the CMD/CAS Canadian Medical Device Regulations. ISO 9001 and EN46001 are quality system standards. Obtaining ISO 9001 and EN 46001 certifications enables us to satisfy regulatory requirements of the European Union and thus to market and sell our products in European Union countries. If we were to lose these certifications, we would no longer be able to sell our products in these countries until we made the necessary corrections to our operations or satisfactorily completed an alternate European Union approval route that did not rely on compliance with quality system standards. Our manufacturing facilities are subject to periodic inspections by regulatory authorities to ensure compliance with domestic and non-U.S. regulatory requirements. See “—Government Regulation.”

Intellectual Property

In the United States, we own 24 patents and have exclusive licenses to 14 patents. We have 21 pending patent applications and exclusive licenses to three pending patent applications for fields of use related to our business. Internationally, we have 24 issued patents and 20 pending patent applications, all of which are foreign counterparts of the U.S. cases.

We believe that our success is dependent, to a large extent, on patent protection and the proprietary nature of our technology. We intend to file and prosecute patent applications for our technology and in jurisdictions where we believe that patent protection is effective and advisable. Generally, for products that we believe are appropriate for patent protection, we will attempt to obtain patents in the United States and other appropriate jurisdictions.

Notwithstanding the foregoing, the patent positions of medical device companies, including our company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application can be denied or significantly reduced either before or after the patent is issued. Consequently, there can be no assurance that any of our pending patent applications will result in an issued patent. There is also no assurance that any existing or future patent will provide significant protection or commercial advantage, or whether any existing or future patent will be circumvented by a more basic patent, thus requiring us to obtain a license to produce and sell the product. Generally, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. In addition, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent the subject matter covered by each of our pending U.S. patent applications or that we were the first to file non-U.S. patent applications for such subject matter.

If a third party files a patent application relating to an invention claimed in our patent application, we may be required to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine who owns the patent. Such proceeding could involve substantial uncertainties and cost, even if the eventual outcome is favorable to us. There can be no assurance that our patents, if issued, would be upheld as valid in court.

Third parties may claim that our products infringe on their patents and other intellectual property rights. Some companies in the medical device industry have used intellectual property infringement litigation to gain a competitive advantage. If a competitor were to challenge our patents, licenses or other intellectual property rights, or assert that our products infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive changes to our product designs, license rights in order to continue manufacturing and selling our products, or pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume our financial resources but also divert our management’s time and effort. Such claims could also cause our customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the claim.

In January 2004, Diomed filed an action against us alleging that our VenaCure products for the treatment of varicose veins infringe on a patent held by Diomed. Diomed’s complaint seeks injunctive relief and compensatory and treble damages. If Diomed is successful in this action, our results of operations could suffer. See Item 3 of this report for a description of this action.

We rely on trade secret protection for certain unpatented aspects of other proprietary technology. There can be no assurance that others will not independently develop or otherwise acquire substantially equivalent proprietary information or techniques, that others will not gain access to our proprietary technology or disclose such technology, or that we can meaningfully protect our trade secrets. We have a policy of requiring key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Our confidentiality agreements also require our employees to assign to us all rights to any inventions made or conceived during their employment with us. We also generally require our consultants to assign to us any inventions made during the course of their engagement by us. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer or disclosure of confidential information or inventions.

The laws of foreign countries generally do not protect our proprietary rights to the same extent, as do the laws of the United States. In addition, we may experience more difficulty enforcing our proprietary rights in certain foreign jurisdictions.

Government Regulation

The products we manufacture and market are subject to regulation by the FDA and, in some instances, state authorities and foreign governments.

United States Regulation

Before a new medical device can be introduced into the market, a manufacturer generally must obtain marketing clearance or approval from the FDA through either a 510(k) submission (a premarket notification) or a premarket approval application, or PMA.

The 510(k) procedure is less rigorous than the PMA procedure, but is available only in particular circumstances. The 510(k) clearance procedure is available only if a manufacturer can establish that its device is “substantially equivalent” to a “predicate device”, which is a legally marketed device with 510(k) clearance or grandfather status based upon commercial distribution prior to May 29, 1976. The 510(k) procedure applies both to new products and to modifications of existing products with 510(k) clearance. The 510(k) clearance procedure generally takes from four to twelve months from the time of submission, but may take longer. The FDA may determine that a new or modified device is not substantially equivalent to a predicate device or may require that additional information, including clinical data, be submitted before a determination is made, either of which could significantly delay the introduction of new or modified device products. If a product does not satisfy the criteria of substantial equivalence, premarket approval is required prior to the introduction of that product into the market.

The PMA application procedure is more comprehensive than is the 510(k) procedure and typically takes several years to complete. The PMA application must be supported by scientific evidence providing preclinical and clinical data relating to the safety and efficacy of the device and include a variety of other information about the device and its components, design, manufacturing and labeling. The standard used by the FDA in determining whether to approve a PMA application is that there must be a reasonable assurance that the device is safe and effective for its intended use. As part of the PMA application review, the FDA will inspect the manufacturer’s facilities for compliance with the Quality System Regulation. As part of the PMA approval, the FDA may place restrictions on the device, such as requiring additional patient follow-up for an indefinite period of time. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years. After the PMA is approved, if significant changes are made to a device, its manufacturing or labeling, a PMA supplement containing additional information must be filed for prior FDA approval.

Historically, our products have been introduced into the market using the 510(k) procedure and we have never used the more rigorous PMA procedure. No current clinical trials are pending for any of our products.

The FDA clearance and approval processes for a medical device are expensive, uncertain and lengthy, and a number of products for which FDA clearance or approval has been sought by other companies have never been approved for marketing. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals for any product on a timely basis or at all. Delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

If and when FDA marketing approvals are granted for a device, the products and their manufacture are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. The labeling and promotion activities with respect to devices are subject to scrutiny by the FDA, and in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting the marketing of devices for unapproved new uses.

The devices manufactured by us are subject to the Quality System Regulations. Device manufacturers are required to register their facilities and list their facilities with the FDA and certain state agencies. Every phase of production, including raw materials, components and subassemblies, manufacturing, testing, quality control, labeling, tracing of consignees after distribution, and follow-up and reporting of complaint information is governed by FDA regulations. The FDA periodically conducts inspections of manufacturing facilities and, if there are alleged violations, the operator of a facility must correct them or satisfactorily demonstrate the absence of the violations or face regulatory action.

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. Non-compliance with applicable FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us.

Other

We and our products are also subject to a variety of state and local laws in those jurisdictions where our products are or will be marketed, and Federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. For example, we are registered with the Office of the Professions of the New York State Department of Education. We are subject to various Federal and state laws governing our relationships with the physicians and others who purchase or make referrals for our products. For instance, Federal law prohibits payments of any form that are intended to induce a referral for any item payable under Medicare, Medicaid or any other Federal healthcare program. Many states have similar laws. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon our ability to do business.

Non-U.S. Regulation

Internationally, all of our current products are considered medical devices under applicable regulatory regimes and we anticipate that this will be true for all of our future products. Sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process may vary greatly from country to country. For example, the European Union has adopted numerous directives and standards relating to medical devices regulating their design, manufacture, clinical trials, labeling and adverse event reporting. Devices that comply with those requirements are entitled to bear a Conformité Européenne, or CE Mark, indicating that the device conforms with the essential requirements of the applicable directives and can be commercially distributed in countries that are members of the European Union.

In some cases, we rely on our non-U.S. distributors to obtain premarket approvals, complete product registrations, comply with clinical trial requirements and complete those steps that are customarily taken in the applicable jurisdictions in connection in those countries to comply with governmental and quasigovernmental regulation. In the future, we expect to continue to rely on distributors in this manner in those countries where we continue to market and sell our products through them.

Non-U.S. sales of medical devices manufactured in the United States that are not approved or cleared by the FDA for use in the United States, or are banned or deviate from lawful performance standards, are subject to FDA export requirements. Before exporting such products to a foreign country, we must first comply with the FDA’s regulatory procedures for exporting unapproved devices.

There can be no assurance that new laws or regulations regarding the release or sale of medical devices will not delay or prevent sale of our current or future products.

Third-Party Reimbursement

United States

Our products are used in medical procedures where patients expect that coverage will be available from third-party payors, which can be government or private health plans. Therefore, our sales volumes and the prices we charge for our products depend significantly on the extent to which those third-party payors, such as Medicare, Medicaid, other government programs and private insurance plans, cover our products and the procedures performed with them.

In the United States, third-party payors generally pay healthcare providers directly for the procedures they perform, and in certain instances for the products they use. However, in many cases third-party payors operate by reimbursing patients for all or part of the charges that patients pay for procedures and products used in connection with those procedures. In either case, our sales volumes depend on the extent to which third-party payors cover our products and the procedures in which they are used. In general, a third-party payor only covers a medical product or procedure when the plan administrator is satisfied that the product or procedure improves health outcomes, including quality of life or functional ability, in a safe and cost-effective manner. Even if a device has received clearance or approval for marketing by the FDA, there is no assurance that third-party payors will cover the cost of the device and related procedures.

In many instances, third-party payors cover the procedures performed using our products using price schedules that do not vary to reflect the cost of the products and equipment used in performing those procedures. In other instances, payment or reimbursement is separately available for the products and equipment used, in addition to payment or reimbursement for the procedure itself. Even if coverage is available, third-party payors may place restrictions on the circumstances where they provide coverage or may offer reimbursement that is not sufficient to cover the cost of our products. Many competing products are less expensive than ours. Therefore, although coverage may be available for our products and the related procedures, the levels of approved coverage may not be sufficient to justify using our products instead of those of competitors.

Third-party payors are increasingly challenging the prices charged for medical products and procedures and, where a reimbursement model is used, introducing maximum reimbursements for the procedures they cover. We believe that the minimally invasive procedures in which our products are used are generally less costly than open surgery. However, there is no guarantee that these procedures will be reimbursed. Third-party payors may not consider these minimally invasive procedures to be cost-effective and therefore refuse to authorize coverage.

In certain cases in which third-party payors will cover the cost of medical products or equipment in addition to a general charge for the related procedure, they maintain lists of exclusive suppliers or approved lists of products deemed to be cost-effective. Authorization from those third-party payors is required prior to using products that are not on these lists. If our products are not on the approved lists, healthcare providers must determine if the additional cost and effort required to obtain prior authorization is justified by any perceived clinical benefits from using our products, in light of the uncertainty of actually obtaining coverage.

Finally, the advent of contracted fixed rates per procedure has made it difficult to receive reimbursement for disposable products, even if the use of these products improves clinical outcomes. In addition, many third-party payors are moving to managed care systems in which providers contract to provide comprehensive healthcare for a fixed cost per person. Managed care providers often attempt to control the cost of healthcare by authorizing fewer elective surgical procedures. Under current prospective payment systems, such as the diagnosis related group system and the hospital out-patient prospective payment system, both of which are used by Medicare and in many managed care systems used by private third-party payors, the cost of our products will be incorporated into the overall cost of a procedure and there will be no separate reimbursement for our products. As a result, we cannot be certain that hospital administrators and physicians will purchase our products, despite the clinical benefits and opportunity for cost savings that we believe can be derived from their use.

If hospitals and physicians cannot obtain adequate reimbursement for our products or the procedures in which they are used, our business, financial condition and results of operations could suffer a material adverse impact.

Non-U.S.

Our success in non-U.S. markets will depend largely upon the availability of reimbursement from the third-party payors through which healthcare providers are paid in those markets. Reimbursement and healthcare payment systems in non-U.S. markets vary significantly by country. The main types of healthcare payment systems are government sponsored healthcare and private insurance. Reimbursement approval must be obtained individually in each country in which our products are marketed. Outside the United States, we generally rely on the distributors who sell our products to obtain reimbursement approval for those countries in which they will sell our products. There can be no assurance that reimbursement approval will be received.

Insurance

Our product liability insurance coverage is currently provided under E-Z-EM’s liability policy. This coverage is limited to a maximum of $5.0 million per product liability claim and an aggregate policy limit of $20.0 million, subject to a deductible of $500,000 per occurrence. Under our master separation and distribution agreement with E-Z-EM, E-Z-EM will maintain this coverage until the earlier of the anniversary date of that policy or the completion of the distribution by E-Z-EM of our shares to its stockholders.

We cannot assure you that our current product liability insurance is adequate. We are currently endeavoring to obtain our own product liability coverage with coverage limits of 10 million with a $250,000 deductible per incident and an aggregate limit of $500,000 to commence upon termination of our coverage under E-Z-EM’s policy. However, we may not be able to sustain or maintain this level of and we cannot assure you that adequate insurance coverage will be available on commercially reasonable terms or at all. A successful product liability claim or other claim with respect to uninsured or underinsured liabilities could have a material adverse effect on us.

Environmental

We are subject to Federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain hazardous and potentially hazardous substances used in connection with our operations. Although we believe that we have complied with these laws and regulations in all material respects and to date have not been required to take any action to correct any noncompliance, there can be no assurance that we will not be required to incur significant costs to comply with environmental regulations in the future.

Employees

As of July 31, 2004, we employed 217 full-time employees and three part-time employees, including 15 in administration; 38 in research, product development and regulatory approval/quality assurance; 61 in sales and marketing; and the balance in manufacturing functions. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We sell our products outside the United States through a distribution network that, as of July 31, 2004, consisted of 32 distributors for 33 markets.

Item 2. Properties

We own a 68,352 square foot manufacturing, administrative, engineering and warehouse facility situated on 13 acres in Queensbury, New York. We financed a recent expansion of this facility with the proceeds of industrial revenue bonds, and the land and buildings are subject to a first mortgage in favor of a bank. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. We believe that this facility has sufficient capacity to meet our anticipated manufacturing and other needs for the next five years. We lease a facility in Gainesville, Florida, which we use for research and development activities. The lease for the facility expires in July 2008, and we pay a monthly rent of $1,526 plus utilities.

Item 3. Legal Proceedings

On January 6, 2004, Diomed filed an action against us entitled Diomed, Inc. v. AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleges that we have infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins

(now called the “VenaCure Procedure Kit”) and two diode laser systems: the Precision 980 Laser and the Precision 810 Laser, and by conducting a training program for physicians in the use of our VenaCure Procedure Kit. The complaint alleges our actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit us from continuing to market and sell these products, as well as conducting our training program, and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest. We believe that our product does not infringe the Diomed patent. We purchase the lasers and laser fibers for our laser systems from biolitec, Inc. under a supply and distribution agreement. biolitec has engaged counsel on our behalf to defend this action.

We have been named as a defendant in an action entitled Duhon, et. al v. Brezoria Kidney Center, Inc., case no. 27084 filed in the District Court of Brezoria County, Texas, 239th Judicial District on December 29, 2003. The complaint alleges that we and our co-defendants, E-Z-EM and Medical Components, Inc., or Medcomp, designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The complaint seeks compensatory and other monetary damages in unspecified amounts.

Under our distribution agreement with Medcomp, Medcomp is required to indemnify us against all our costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys’ fees) that relate in any way to products covered by the agreement. We have tendered the defense of the Duhon action to Medcomp, and Medcomp has accepted defense of the action. Based upon our prior experience with Medcomp, we expect Medcomp to honor its indemnification obligation to us if it is unsuccessful in defending this action.

We are party to other legal actions that arise in the ordinary course of our business. We believe that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock commenced trading on the NASDAQ National Market on May 27, 2004 the day following the effective date of our initial public offering. The offering consisted of 1,950,000 shares of our common stock, $0.01 par value per share, at an initial public offering price of $11.00 per share. The underwriters exercised their over allotment in full and purchased an additional 292,500 common shares on June 18, 2004. The shares sold in the offering constitute approximately 19.6% of our outstanding shares. The remaining 80.4% of our outstanding shares are held by E-Z-EM, Inc.

The following table sets forth, for the period indicated, the high and low sale prices for our common stock as reported by NASDAQ.

	Sale Price
	High	Low
May 27, 2004 - August 10, 2004	$15.80	$11.00

As of August 19, 2004 there were five registered holders of our common stock.

Dividends

We did not declare any cash dividends on our common stock during our last two fiscal years. During such time we were a wholly-owned subsidiary of E-Z-EM. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Sales of Unregistered Securities

On August 31, 2003, we granted options under our 1997 Stock Option Plan to purchase an aggregate of 32,398 shares of common stock at an exercise price of $6.52 per share to certain of our employees. On May 26, 2004 we granted options under our 1997 Stock Option Plan to purchase an aggregate of 160,500 share of our common stock at an exercise price of $11.00 per share. The options vest and become exercisable at the rate of 20% per year over five years from the date of the grant. Payment of the exercise price may be made in cash, by surrendering shares of AngioDynamics that have been owned by the option holder for at least six months and that have an aggregate value equal to the exercise price, or by a combination of cash and shares. The option grants were made in reliance upon the exemption from registration under the Securities Act of 1933 provided by Rule 701 promulgated thereunder in that the grants were effected under a written compensation benefit plan established by AngioDynamics for the participation of its employees and directors.

Use of Proceeds

The registration statement on Form S-1 (SEC Reg. No. 333-11332) for the initial public offering of our common stock, par value $0.01 per share, was declared effective by the SEC on May 26, 2004. The offering of our shares commenced on May 27, 2004. The offering has terminated and all of the shares registered were sold. The managing underwriters of the offering were RBC Capital Markets Corporation and Adams Harkness Inc. (formerly known as Adams, Harkness & Hill, Inc.).

An aggregate of 2,242,500 shares were registered with a proposed maximum aggregate offering price of $30,590,000. All of the registered shares were sold for aggregate gross proceeds of $24,667,500. All of the shares were sold for our account and not for the account of any security holder.

The expenses incurred by us in connection with our initial public offering are as follows:

Expense	Amount
Underwriting Discounts and Commissions	$1,726,725
Expenses paid to Underwriters	—
Other Expenses	1,437,749

Total Expenses	$3,164,474

The net offering proceeds to us, after deducting the expenses set forth above, were $21,503,026, which we received after the end of fiscal 2004.

Item 6. Selected Consolidated Financial Data

You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statements of earnings data for the fifty-two weeks ended May 29, 2004, May 31, 2003 and June 1, 2002, and the consolidated balance sheet data as of May 29, 2004 and May 31, 2003 are derived from the audited consolidated financial statements that are included elsewhere in this report. The consolidated statements of earnings data for the fifty-two weeks ended June 2, 2001 and the fifty-three weeks ended June 3, 2000 and the consolidated balance sheet data as of June 1, 2002, June 2, 2001 and June 3, 2000 are derived from our audited consolidated financial statements not included in the report. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note A of “Notes to Consolidated Financial Statements” for a description of the method that we used to compute our historical basic and diluted net income (loss) per share attributable to common stockholders.

	Fifty-two weeks ended				Fifty-three weeks ended
	May 29, 2004	May 31, 2003	June 1, 2002	June 2, 2001	June 3, 2000
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Net sales	$49,055	$38,434	$30,890	$23,390	$21,769
Cost of goods sold	23,254	18,572	15,333	12,418	11,911

Gross profit	25,801	19,862	15,557	10,972	9,858

Operating expenses
Sales and marketing	13,562	11,338	8,901	7,089	6,823
General and administrative	3,565	2,777	2,317	1,875	2,132
Research and development	3,551	2,509	1,951	1,426	1,642

Loss on Sale of subsidiary and related assets	—	—	—	872	—

Total operating expenses	20,678	16,624	13,169	11,262	10,597

Operating profit (loss)	5,123	3,238	2,388	(290)	(739)
Other income (expense)
Interest income	16	38	45	71	12
Interest expense(a)	(758)	(1,021)	(863)	(952)	(1,005)
Other, net	—	—	—	1	19

Earnings (loss) before income tax provision (benefit)	4,381	2,255	1,570	(1,170)	(1,713)
Income tax provision (benefit)	1,238	1,069	561	(1,513)	(296)

Net earnings (loss)	3,143	$1,186	$1,009	$343	$(1,417)

Earnings (loss) per common share:
Basic	$.34	$.13	$.11	$.04	$(.15)

Diluted	$.32	$.13	$.11	$.04	$(.15)

Weighted average number of shares used in per share calculation:
Basic	9,216,027	9,200,000	9,200,000	9,200,000	9,200,000

Diluted	9,838,168	9,472,233	9,337,425	9,200,000	9,200,000

	May 29, 2004	May 31, 2003	June 1, 2002	June 2, 2001	June 3, 2000
Consolidated Balance Sheet Data:
Cash and cash equivalents(b)	$1,848	$1,737	$1,525	$1,948	$530
Working Capital	30,981	12,360	10,101	9,676	9,207
Total Assets	49,726	27,056	20,647	16,782	17,872
Non-current liabilities	3,100	19,403	15,165	15,754	17,697
Accumulated deficit	(8,268)	(10,943)	(12,129)	(13,138)	(13,481)
Total stockholders’ equity	37,232	1,488	(295)	(1,309)	(2,602)

(a)	Interest expense, net, includes imputed interest on debt to E-Z-EM of $596, and $892 for the fifty-two weeks ended May 29, 2004 and May 31, 2003, respectively. The interest charges are treated as non-cash items for cash flow purposes and increases to additional paid-in capital. $13,148 of the debt due to E-Z-EM was capitalized prior to the completion of our initial public offering and the remaining $3,000 was be repaid in June 2004 from the proceeds of the initial public offering.
(b)	Cash and cash equivalents include restricted cash of $101 and $798 as of May 29, 2004 and May 31, 2003, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with the audited consolidated financial statements and the notes thereto and other information included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. These statements relate to future events or AngioDynamics’ future financial performance and involve known and unknown risks, uncertainties and other factors that may cause AngioDynamics or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” and elsewhere in this Annual Report on Form 10-K. In some cases, forward-looking statements may be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, “predicts”, “potential”, “continue” or variations of such terms or similar expressions. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, readers should specifically consider various factors, including the risks outlined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors”. These factors may cause AngioDynamics’ actual results to differ materially from any forward-looking statement.

Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by AngioDynamics or any other person that the objectives and plans of AngioDynamics will be achieved.

Overview

AngioDynamics is a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD. We design, develop, manufacture and market a broad line of therapeutic and diagnostic devices that enable interventional physicians (interventional radiologists, vascular surgeons and others) to treat PVD and other non-coronary diseases. We believe that we are the only company whose primary focus is to offer a comprehensive product line for the interventional treatment of these diseases. For the past five fiscal years, over 95% of our net sales were from single use, disposable products. The following table sets forth our aggregate net sales from the following product categories for our last three fiscal years:

	2004		2003		2002
	$	%	$	%	$	%
	(dollars in thousands)
Angiographic Products and Accessories	$15,725	32.1%	$13,701	35.6%	$13,042	42.2%
Hemodialysis Catheters	13,381	27.3	9,371	24.4	6,227	20.2
VenaCure products	5,657	11.5	2,106	5.5	—	—
PTA Dilation Catheters	3,410	7.0	3,048	7.9	2,384	7.7
Image-Guided Vascular Access Products	3,309	6.7	2,656	6.9	1,867	6.0
Thrombolytic Products	3,174	6.5	2,989	7.8	2,808	9.1
Drainage Products	1,380	2.8	1,311	3.4	1,103	3.6
Other	3,019	6.1	3,252	8.5	3,459	11.2

Total	$49,055	100.0%	$38,434	100.0%	$30,890	100.0%

We sell our broad line of quality devices in the United States through a direct sales force comprised of 37 sales persons, six regional managers and a vice president of sales. Outside the United States, we sell our products indirectly through a network of distributors in 33 markets. For each of our last three fiscal years, less than 5% of our net sales were in markets outside the United States.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. Approximately 77% of our sales growth over our past two fiscal years was attributable to products in three categories—hemodialysis catheters, image-guided vascular access, or IGVA products, and our VenaCure product line—that were obtained or developed either under licensing arrangements with or from third parties. We also achieved significant growth in sales of angiographic catheters and PTA dilation catheters, which we developed internally. Additionally, about 63% of our net sales for fiscal 2004 were from products introduced in the last five years. For each of the past three fiscal years, we invested at least 6% of our net sales in research and development. Research and development expenditures were 7.2% of net sales for fiscal 2004 and we expect they will increase to 8% of net sales in the future.

For fiscal 2004, approximately 45% of our net sales were derived from products manufactured for us by third parties. Going forward, we intend to manufacture some of these products to achieve lower product costs and increased profitability. We recently expanded our facility to provide us with significantly greater manufacturing capacity and to accommodate additional research, development and administrative requirements. We are not currently operating our facility at full capacity.

Our ability to further increase our profitability will depend in large part on improving gross profit margins. Factors such as changes in our product mix, new technologies and unforeseen price pressures may cause our margins to grow at a slower rate than we have anticipated or possibly to decline. For example, in recent periods sales of the disposable components used in our VenaCure laser products, which carry high margins, have lagged behind sales of the lower margin diode lasers. Although we strongly expect sales of the disposable components to increase as the use of the laser increases, our margins may continue to be adversely affected in the short-term.

There is significant competition among physicians to perform peripheral interventional procedures for PVD and other non-coronary diseases. We believe that the interventional radiologists and vascular surgeons who comprise our primary customer base will continue to capture a significant portion of these procedures due to several factors, including the increased focus by interventional radiologists on improving their clinical practice management skills and the increased partnering of interventional radiologists and vascular surgeons. However, as interventional procedures have gained greater acceptance, other medical specialists, particularly cardiologists, are competing for patients with peripheral vascular and other non-coronary disorders, and we expect this competition to intensify. If these physicians increase their share of interventional treatments at the expense of our primary customers, we may be at a competitive disadvantage. Several of our competitors are focused primarily on cardiology and have established relationships with many cardiologists, and may be better positioned than us to take advantage of any increased opportunities for sales to these physicians. In 2000, we made a strategic decision to focus on the market for interventional therapies for PVD and to exit the cardiovascular disease market due primarily to intensive competition and the significant resource requirements for competing successfully in that market.

Through the effective date of the IPO, our primary sources of financing have been loans and capital contributions from our parent company, E-Z-EM, long-term bank debt and cash generated from operations. We do not expect to receive any additional financing from E-Z-EM. Furthermore, we are, and will be for two years following the distribution by E-Z-EM of our stock to its stockholders, subject to restrictions on our ability to raise capital by issuing equity or convertible debt securities, or to use our equity securities to acquire other businesses or assets. E-Z-EM has announced that it will make this distribution on October 30, 2004. Additionally, we have historically provided contract manufacturing services to E-Z-EM. For fiscal 2004, our net sales for these services were $558,000. These arrangements will continue after our separation from E-Z-EM, but may be discontinued by E-Z-EM at any time on 60 days prior notice. Further, as a stand-alone publicly held company, we will incur additional expenses, including significantly higher premiums for directors and officers insurance and product liability insurance.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are summarized in Note A to our consolidated financial statements included elsewhere in this report. While all these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. The accounting policies identified as critical are as follows:

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Decisions relative to criterion (iii) regarding collectability are based upon our judgments, as discussed under “Accounts Receivable” below, and should conditions change in the future and cause us to determine this criterion is not met, our results of operations may be affected. We recognize revenue as products are shipped, based on F.O.B. shipping point terms, when title passes to customers. We negotiate shipping and credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved by us and, if approved, customers are subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and must have at least 12 months remaining prior to its expiration date.

Accounts Receivable

Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing customer credit evaluations and adjust credit limits based upon payment history and the customers’ current credit worthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues we identify. While such credit losses have historically been within our expectations and allowances, we cannot guarantee the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. For the period from the beginning of fiscal 2002 to May 29, 2004, our write offs of accounts receivable aggregated $29,000.

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of earnings. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. As of May 29, 2004, our valuation allowance and net deferred tax asset were approximately $526,000 and $1.3 million, respectively. We have a tax allocation and indemnification arrangement with E-Z-EM with whom we file a consolidated Federal tax return. Under this agreement, we pay Federal income tax based on the amount of taxable income we generate and are credited for Federal tax benefits we generate that can be used by us or other members of the consolidated group. This agreement does not cover tax liabilities arising from state, local and other taxing authorities to whom we report separately.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of May 29, 2004, May 31, 2003, and June 1, 2002, our reserve for excess and obsolete inventory was $1.2 million, $1.2 million and $1.0 million, respectively.

Property, Plant and Equipment

We state property, plant and equipment at cost, less accumulated depreciation, and depreciate these assets principally using the straight-line method over their estimated useful lives. We determine this based on our estimates of the period over which the assets will generate revenue. Any change in condition that would cause us to change our estimate of the useful lives of a group or class of assets may significantly affect depreciation expense on a prospective basis.

Results of Operations

Our fiscal years ended May 29, 2004, May 31, 2003, and June 1, 2002 represent fifty-two weeks. Our operating results for fiscal 2004, 2003 and 2002 are expressed as a percentage of total net sales in the following table.

	Fifty-two weeks ended
	May 29, 2004	May 31, 2003	June 1, 2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	47.4	48.3	49.6

Gross profit	52.6	51.7	50.4

Operating expenses
Sales and marketing	27.7	29.5	28.8
General and administrative	7.3	7.2	7.5
Research and development	7.2	6.5	6.3

Total operating expenses	42.2	43.2	42.6

Operating profit (loss)	10.4	8.5	7.8
Other income (expenses)
Interest income	0.1	0.1	0.1
Interest expense	(1.6)	(2.7)	(2.8)

Earnings before income tax provision	8.9	5.9	5.1
Income tax provision	2.5	2.8	1.8

Net earnings	6.4%	3.1%	3.3%

Fiscal years Ended May 29, 2004 and May 31, 2003

Net sales. Net sales consist of revenue derived from the sale of our products and related freight charges, less discounts and returns. For fiscal 2004, net sales were $49.1 million, an increase of $10.7 million, or 27.9%, compared to fiscal 2003. Sales increased across all of our principal product lines for fiscal 2004 compared to fiscal 2003. The increase in our net sales was due to new product introductions, the expansion of our domestic sales force and increased sales of our existing product lines. Sales of hemodialysis catheters for the fiscal 2004 period increased by $4.0 million compared to fiscal 2003, principally due to our introduction of the Dura-Flow chronic hemodialysis catheter in September 2002. Our VenaCure products formerly known as elvs, devices used in the treatment of varicose veins, were introduced in June 2002 and accounted for $3.6 million of the increase in our net sales for fiscal 2004. Sales of angiographic products and accessories, image-guided vascular access products, PTA balloon dilation catheters and thrombolytic products in the aggregate accounted for $2.0 million of the increase in our net sales for fiscal 2004. Net sales to non-U.S. markets for fiscal 2004 were $2.3 million, or 4.8% of net sales, compared to $2.7 million, or 6.9% of net sales, for fiscal 2003. This decrease is due to lower sales of angiographic products resulting from increased pricing competition. Price increases were not a significant factor in the increase of our net sales.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and resold by us, manufacturing personnel, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Gross profit for fiscal 2004 increased by $5.9 million, or 29.9%, to $25.8 million, compared to fiscal 2003. As a percentage of net sales, gross profit increased to 52.6% for fiscal 2004, from 51.7% for fiscal 2003. Improvement in gross profit margins was due to increased sales volume, a favorable product mix and improved manufacturing efficiencies.

Sales and marketing. Sales and marketing expenses consist primarily of the costs of salaries, commissions, travel and entertainment, attendance at medical society meetings, advertising and product promotions and samples. Sales and marketing expenses were $13.6 million for fiscal 2004, an increase of $2.2 million, or 19.6%, compared to fiscal 2003. Selling expenses increased due to an expansion of our domestic sales force and to other costs related to the increase in net sales, including increased commissions, promotions and samples, meals and entertainment, and travel and lodging. During fiscal 2004, we added three new domestic sales representatives, bringing the total to 34, and one regional sales manager, bringing the total to five. Marketing expenses increased principally due to hiring of additional personnel to support customer orders and VenaCure marketing efforts. As a percentage of net sales, sales and marketing expenses were 27.7% and 29.5% for fiscal 2004 and fiscal 2003, respectively.

General and administrative. General and administrative expenses include corporate, finance, human resources, administrative and professional fees, as well as information technology expenses. General and administrative expenses increased to $3.6 million for fiscal 2004, an increase of $788,000, or 28.4%, compared to fiscal 2003. This increase was principally due to increased professional fees, overhead costs associated with the expansion of our facility in Queensbury and increased compensation expenses. As a percentage of net sales, general administrative expenses were 7.3% and 7.2% for fiscal 2004 and fiscal 2003, respectively.

Research and development. Research and development expenses include costs to develop new products, enhance existing products, validate new and enhanced products and register, maintain and defend our intellectual property. Research and development expenses increased to $3.6 million for fiscal 2004, an increase of $1.0 million, or 41.5%, from fiscal 2003. This increase was due primarily to increased personnel in both our research and development departments and expanded efforts to maintain and register our intellectual property assets. As a percentage of net sales, research and development expenses were 7.2% and 6.5% for fiscal 2004 and fiscal 2003, respectively.

Other income (expenses). Other income (expenses) principally includes interest income and interest expense. For fiscal 2004, other income (expenses) decreased to a net expense of $742,000 from a net expense of $983,000 for fiscal 2003. This decrease was due to lower interest expense on the E-Z-EM debt, which resulted from lower prevailing interest rates when the notes payable to E-Z-EM were renewed as they became due throughout the year. The interest expense to E-Z-EM is an imputed interest charge. Although E-Z-EM waived interest charges on this debt, we recorded imputed interest charges of $596,000 and $892,000 for fiscal 2004 and fiscal 2003, respectively. These charges are treated as non-cash items for cash flow purposes and as increases to additional paid in capital. As a percentage of net sales, other expenses, net, were 1.5% and 2.6% for fiscal 2004 and fiscal 2003, respectively.

Income tax. Our effective income tax rates for fiscal 2004 and fiscal 2003 were 28.3% and 47.4%, respectively, compared to the Federal statutory rate of 34.0%. In both fiscal years, we recorded expenses that were non-deductible for Federal income tax purposes, principally the imputed interest expense on our debt to E-Z-EM, which contributed to our higher than statutory effective tax rate. Further, in fiscal 2004, the effect of non-deductible expenses was partially offset by utilization of capital loss carryforwards in which no tax benefit was previously recorded. The tax benefit of the utilization of these carryforwards increased earnings by $692,000 or $0.07 per diluted share.

Fiscal Years Ended May 31, 2003 and June 1, 2002

Net sales. Net sales for fiscal 2003 were $38.4 million, an increase of $7.5 million, or 24.4%, from fiscal 2002 due to new product introductions, growth in existing products and expansion of our domestic sales force. Sales increased across all of our principal product lines for fiscal 2003 compared to fiscal 2002. Sales of our VenaCure products, which we introduced in the first quarter of fiscal 2003, accounted for $2.1 million of our net sales increase. Sales of hemodialysis catheters for fiscal 2003 increased by $3.1 million, principally due to our Dura-Flow hemodialysis catheter, introduced in the second quarter of fiscal 2003. Sales of the More Flow hemodialysis catheter contributed $1.5 million, or 26.9%, of the increase of our sales of hemodialysis catheters. Sales of image-guided vascular access products increased by $789,000, or 42.2%, due to increased sales of our existing products. Net sales to non-U.S. markets were $2.7 million, or 6.9% of net sales, for fiscal 2003 compared to $2.8 million, or 9.0% of net sales, for fiscal 2002. This decline was due principally to competitive pricing pressure affecting our angiographic products. Price increases were not a significant factor in the increase of our net sales.

Gross profit. Gross profit for fiscal 2003 increased by $4.3 million, or 27.7%, to $19.9 million. This improvement was due to greater manufacturing efficiencies, lower freight costs and a decrease in our inventory reserves. Our improved manufacturing efficiencies resulted in large part from increased automation in the manufacture of angiographic catheters, PTA balloon catheters and other manufacturing processes. As a percentage of net sales, gross profit was 51.7% and 50.4% for fiscal 2003 and fiscal 2002, respectively.

Sales and marketing. Sales and marketing expenses were $11.3 million for fiscal 2003, an increase of $2.4 million, or 27.4%, compared to fiscal 2002. Selling expenses increased due to an expansion of our domestic sales force and to other costs related to the increase in our net sales, including for travel, entertainment and product samples. In fiscal 2003, we increased the number of our direct sales representatives to 32 from 24 and added one regional sales manager to increase the number of sales regions to four. Marketing expenses increased principally due to new product introductions. As a percentage of net sales, sales and marketing expenses were 29.5% and 28.8% for fiscal 2003 and fiscal 2002, respectively.

General and administrative. General and administrative expenses increased to $2.8 million for fiscal 2003, an increase of $460,000, or 19.9%, compared to fiscal 2002, due principally to hiring additional employees and increased compensation, travel, meal and entertainment expenses. Other factors that contributed to these increased costs were the expansion of our facility in Queensbury, increased business insurance premiums and general inflation. As a percentage of net sales, general and administrative expenses were 7.2% and 7.5% for fiscal 2003 and fiscal 2002, respectively.

Research and development. Research and development expenses increased by $558,000, or 28.6%, to $2.5 million for fiscal 2003. This increase was due primarily to our expanded efforts to register and maintain our intellectual property, increases in our research and development staff and increased costs for materials and supplies. As a percentage of net sales, research and development expenses were 6.5% and 6.3% for fiscal 2003 and fiscal 2002, respectively.

Other income (expenses). Other income (expenses) increased to a net expense of $983,000 for fiscal 2003 from a net expense of $818,000 for fiscal 2002. This increase was due to higher interest expense from the financing of our facility expansion in Queensbury. Between September 2002 and May 2003, we borrowed $2.7 million against a credit facility of $3.5 million. Interest expense for fiscal 2003 includes an imputed interest charge on our debt to E-Z-EM. Although E-Z-EM waived interest charges for fiscal 2003, we recorded an imputed interest charge of $892,000, which is treated as a non-cash item for cash flow purposes and as an increase to additional paid in capital. Interest of $863,000 was charged on our debt to E-Z-EM for fiscal 2002. As a percentage of net sales, other expenses, net, were 2.6% and 2.7% for fiscal 2003 and fiscal 2002, respectively.

Income tax. Our effective income tax rate for fiscal 2003 was 47.4%, compared to the Federal statutory rate of 34%, because we recorded expenses that were non-deductible for Federal income tax purposes, principally the imputed interest expense on our debt to E-Z-EM. For fiscal 2002, our effective income tax rate was 35.7% due to other expenses that were non-deductible for income tax purposes.

Liquidity and Capital Resources

During the past three years, we financed our operations primarily through long-term debt and cash flow from operations. At May 29, 2004, $1.7 million, or 3.5%, of our assets consisted of cash and cash equivalents, excluding restricted cash of $101,000, and short-term debt securities of $737,000. Our current ratio was 4.3 to 1, with net working capital of $31.0 million, at May 29, 2004, compared to a current ratio of 3 to 1, with net working capital of $12.4 million, at May 31, 2003. The increase in our current assets and the current ratio was due to a subscription receivable of $19.9 million for the proceeds of our initial public offering. We received these proceeds, along with an additional $3.0 million in net proceeds from the underwriters’ exercise of the over-allotment option, in June 2004. The current ratio was 2.75 to 1, with net working capital of $10.1 million, at May 31, 2003. At May 29, 2004, total debt was $6.3 million comprised of $3.0 million of short-term notes payable to E-Z-EM and $3.3 million of short and long-term bank debt for financing our facility expansion in Queensbury, New York. Total debt was $19.5 million at May 31, 2003.

For fiscal 2004, capital expenditures were funded by cash provided by operations and cash reserves. For fiscal 2003, capital expenditures and an equity investment at cost were funded by cash from long-term debt, operations and cash reserves.

Through May 26, 2004, our primary sources of financing have been loans and capital contributions from E-Z-EM. At May 29, 2004, May 31, 2003 and June 1, 2002, notes payable to E-Z-EM were $3.0, $16.2 and $16.2 million respectively. Under our master separation and distribution agreement with E-Z-EM, E-Z-EM capitalized $13.2 million of this amount on May 26, 2004 and we repaid the remaining $3.0 million of debt in June 2004 with part of the proceeds from our initial public offering. We do not expect to receive any additional financing from E-Z-EM, either before or after the separation of our companies by E-Z-EM’s distribution of its shares of our common stock to its stockholders. Effective June 2, 2002 and through May 29, 2004, E-Z-EM agreed to waive interest payments on these notes. However, we recorded imputed interest charges for fiscal 2004 and 2003 of $596,000 and $892,000, respectively. These imputed interest charges were treated as non-cash items for cash flow purposes and as increases in additional paid in capital.

Net capital expenditures, primarily for facility expansion and machinery and equipment, were $1.6 million in fiscal 2004, compared to $4.1 million for fiscal 2003 and $682,000 for fiscal 2002. Of the fiscal 2003 expenditures, $3.0 million was for the expansion of our headquarters and manufacturing facility. This expansion was substantially completed during the fourth fiscal quarter of 2004 at an approximate cost of $3.7 million, of which $3.5 million was financed by industrial revenue bonds. To secure this financing, we entered into agreements with local municipalities, a bank, a trustee and a remarketing agent. These agreements are referred to as the IDA agreements. The proceeds of the bonds are being advanced as construction occurs. As of May 29, 2004, the advances totaled $3.4 million, with the remaining proceeds of $101,000 classified as restricted cash. The bonds bear interest based on the market rate on the date the bonds are repriced and require quarterly principal payments ranging from $25,000 to $65,000 plus accrued interest through May 2022. We entered into an interest rate swap with a bank to convert the initial variable rate payments to a fixed interest rate of 4.45% per annum. The payments on the bonds are secured by a letter of credit in an initial amount of $3.6 million, and we are required to pay an annual fee ranging from 1.0% to 1.9% of the outstanding balance depending on our financial results. The current fee is 1.35% and is in effect until November 2005. The IDA agreements contain financial covenants relating to fixed charge coverage and interest coverage. At May 29, 2004, we were in compliance with these covenants. The outstanding debt is secured by a letter of credit and a first mortgage on the land, building and equipment comprising our facility in Queensbury. The debt covenants related to the industrial revenue bond financing and our bank line of credit, and the collateralization of substantially all of our assets to secure these financings, may restrict our ability to obtain debt financing in the future.

We are also restricted in our ability to obtain equity financing due to the distribution by E-Z-EM of our stock to its stockholders, which E-Z-EM has announced that it will make on October 30, 2004. We are limited in the amount of equity securities or convertible debt we can issue for a period of two years following the stock distribution by E-Z-EM in order to preserve the tax-free treatment of the distribution and avoid tax liabilities to E-Z-EM, its stockholders and, potentially, to us. Additionally, prior to the distribution, we cannot issue additional equity securities or convertible debt if doing so would reduce E-Z-EM’s ownership of our equity securities or voting power to less than 80% level required for the distribution to be tax-free to E-Z-EM and its stockholders. These factors could limit our sources of capital in the future.

We have available a $3.0 million bank line of credit, of which no amounts are outstanding. Our contractual obligations as of May 29, 2004 are set forth in the table below. We have no variable interest entities or other off-balance sheet obligations.

	Cash Payments Due By Period as of May 29, 2004
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Contractual Obligations:
Notes Payable to Bank	$3,255	$155	$545	$470	$2,085
Operating Leases (1)	131	55	74	2
Consulting Contracts(1)	176	109	67
Notes Payable to Parent(2)	3,000	3,000

	$6,562	$3,319	$686	$472	$2,085

(1)	The non-cancelable leases and consulting contracts are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States of America.
(2)	At May 29, 2004, we had $3,000 in notes payable to E-Z-EM. Under the master separation and distribution agreement we entered into with E-Z-EM, repaid the $3.0 million balance from the proceeds of our initial public offering.

We believe that the net proceeds from our initial public offering, together with our current cash and investment balances, cash generated from operations and existing lines of credit will provide sufficient liquidity to meet our anticipated needs for capital for at least the next twelve months. If we seek to make significant acquisitions of other businesses or product lines, we will require additional financing. We cannot assure you that such financing will be available on commercially reasonable terms, if at all.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 has had no current effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has had no current effect on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46’s consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In December 2003, the FASB completed deliberations of proposed modifications to FIN No. 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entity. Variable interest entities created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the third quarter of fiscal 2004. Variable interest entities created after January 1, 2004 must be accounted for under the Revised Interpretations. We do not have any variable interest entities that would require consolidation under FIN No. 46. Accordingly, the adoption of FIN No. 46 and FIN 46(R) has had no current effect on our consolidated financial condition or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus opinion of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, “Accounting Changes.” The adoption of EITF 00-21 has had no current effect on our financial position or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB No. 104), which codifies, revises and rescinds certain sections on SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our financial position or results of operations.

Risk Factors

You should carefully read and consider the risks described below. If any of the following risks actually occurs, our business, financial condition, results of operations or cash flow could be seriously harmed. In any such case, the trading price of our common stock could decline. You should also refer to the other information in this report, including our financial statements and the related notes.

If we fail to develop new products and enhance existing products, we could lose market share to our competitors and our results of operations could suffer.

The market for interventional devices is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. To be successful, we must develop and commercialize new products and enhanced versions of our existing products. Our products are technologically complex and require significant planning, design, development and testing before they may be marketed. This process generally takes at least nine to twelve months and may take up to several years. Our success in developing and commercializing new versions of our products is affected by our ability to:

•	timely and accurately identify new market trends;

•	accurately assess customer needs;

•	minimize the time and costs required to obtain regulatory clearance or approval;

•	adopt competitive pricing;

•	timely manufacture and deliver products;

•	accurately predict and control costs associated with the development, manufacturing and support of our products; and

•	anticipate and compete effectively with our competitors’ efforts.

Market acceptance of our products depends in part on our ability to demonstrate that our products are cost-effective and easier to use, as well as offer technological advantages. Additionally, we may experience design, manufacturing, marketing or other difficulties that could delay or prevent our development, introduction or marketing of new versions of our products. As a result of such difficulties and delays, our development expenses may increase and, as a consequence, our results of operations could suffer.

Competition may decrease our market share and cause our revenues to decline.

The markets for interventional devices are highly competitive, and we expect competition to intensify in the future. We may not be able to compete effectively in these markets and we may lose market share to our competitors. The principal competitors in the markets for our products currently include: Boston Scientific; Cook; Cordis; C.R. Bard; Diomed; Medcomp; and VNUS Medical Technologies. Many of our competitors have substantially greater:

•	financial and other resources;

•	variety of products;

•	technical capabilities;

•	ability to develop and introduce new products;

•	patent portfolios that may present an obstacle to our conduct of business;

•	name recognition; and

•	distribution networks and in-house sales forces.

Our competitors may succeed in developing technologies and products earlier, in obtaining patent protection or regulatory clearance earlier or in commercializing new products or technologies more rapidly than us. Our competitors may also develop products and technologies that are superior to those we are developing or that otherwise render our products obsolete or noncompetitive. In addition, we may face competition from providers of other medical therapies, such as pharmaceutical companies, which may offer non-surgical therapies for conditions that are currently or intended to be treated using our products. Our products are generally sold at higher prices than those of our competitors. In the current environment of managed care, economically motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we are increasingly being required to compete on the basis of price. If we are not able to compete effectively, our market share and revenues may decline.

If we fail to adequately protect our intellectual property rights, our business may suffer.

Our success depends in part on obtaining, maintaining and enforcing our patents, trademarks and other proprietary rights, and our ability to avoid infringing the proprietary rights of others. We take precautionary steps to protect our technological advantages and intellectual property. We rely upon patent, trade secret, copyright, know-how and trademark laws, as well as license agreements and contractual provisions, to establish our intellectual property rights and protect our products. These measures may not adequately protect our intellectual property rights.

Our patents may not provide commercially meaningful protection, as competitors may be able to design around our patents to produce alternative, non-infringing designs. Additionally, we may not be able to effectively protect our rights in unpatented technology, trade secrets and confidential information. Although we require our new employees, consultants and corporate partners to execute confidentiality agreements, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, may not provide adequate remedies.

If third parties claim that our products infringe their intellectual property rights, we may be forced to expend significant financial resources and management time defending against such actions and our results of operations could suffer.

Third parties may claim that our products infringe on third-party patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult because, in general, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. Some companies in the medical device industry have used intellectual property infringement litigation to gain a competitive advantage. If a competitor were to challenge our patents, licenses or other intellectual property rights, or assert that our products infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive changes to our product design, license rights in order to continue manufacturing and selling our products, or pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume our financial resources but also divert our management’s time and effort. Such claims could also cause our customers or potential customers to purchase competitors’ products or defer or limit their purchase or use of our affected products until resolution of the claim.

In January 2004, Diomed filed an action against us alleging that our VenaCure products for the treatment of varicose veins infringe on a patent held by Diomed for a laser system that competes with our VenaCure products. Diomed’s complaint seeks injunctive relief and compensatory and treble damages. For fiscal 2004, sales of our VenaCure products accounted for approximately 11.5% of our total sales. If Diomed is successful in this action, our results of operations could suffer.

We are dependent on single and limited source suppliers, which puts us at risk for supplier business interruptions.

We currently purchase significant amounts of several key products and product components from single and limited source suppliers. For fiscal 2004, approximately 45% of our revenues were derived from sales of products manufactured for us by third parties. In addition, approximately 77% of our sales growth over our past two fiscal years was attributable to products that we licensed or obtained from third parties. Our principal single source supplier, Medcomp, supplies us with our hemodialysis catheters, which accounted for about 27% of our revenues in fiscal 2004. Medcomp also competes with us by selling a hemodialysis catheter for which it has not granted us exclusive rights and other catheters that we do not license from them. Additionally, we purchase the laser and laser fibers for our VenaCure products from biolitec, which also competes with us. Any delays in delivery of or shortages in those products and components could interrupt and delay manufacturing of our products and result in the cancellation of orders for our products. Any or all of these suppliers could discontinue the manufacture or supply of these products and components at any time. We may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in production delays and increased costs and may limit our ability to deliver products to our customers. Furthermore, if we are unable to identify alternative sources of supply, we would have to modify our products to use substitute components, which may cause delays in shipments, increased design and manufacturing costs and increased prices for our products.

If we do not maintain our relationships with interventional physicians, our growth will be limited and our business could be harmed.

Physicians typically influence the medical device purchasing decisions of the hospitals and other healthcare institutions in which they practice. Consequently, our relationships with interventional physicians are critical to our continued growth. We believe that these relationships are based on the quality of our products, our physician-driven product development efforts, our marketing efforts and our presence at medical society meetings. Any actual or perceived diminution in the quality of our products, or our failure or inability to maintain these other efforts could damage our current relationships, or prevent us from forming new relationships, with interventional physicians and cause our growth to be limited and our business to be harmed.

Our lack of customer purchase contracts and our limited order backlog make it difficult to predict sales and plan manufacturing requirements, which can lead to lower revenues, higher expenses and reduced margins.

We do not generally have long-term purchase contracts with our customers, who order products on a purchase order basis. Our typical order backlog is less than 10 days. These factors make it difficult to accurately forecast our component and product requirements. Our manufacturing and operating expenses are largely based on anticipated sales volume and a significant portion of these expenses are and will continue to be fixed. We must plan production and order products and product components several months in advance of customer orders. In addition, lead-times for products and product components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at any given time. These factors expose us to a number of risks such as:

•	if we overestimate our requirements we may be obligated to purchase more inventory than we need;

•	if we underestimate our requirements, we may have an inadequate product or product component inventory, which could interrupt manufacturing of our products and cause delays in shipments and revenues; and

•	we may experience shortages of product components from time to time, which could delay the manufacturing and shipping of our products.

If we do not develop or maintain successful relationships with non-U.S. distributors, our growth may be limited, sales of our products may decrease and our results of operations may suffer.

For fiscal 2004, we generated approximately 5% of our revenues from sales outside of the United States. All of our non-U.S. sales in recent periods were attributable to third-party distributors, and our success in expanding non-U.S. sales in the future will depend on our ability to develop and manage a network of non-U.S. distributors and on the performance of our distributors. Because we generally do not have long-term contracts with our distributors, our distribution relationships may be terminated on little or no notice. In addition, some of our distributors are not required to purchase any minimum amount of products from us, may sell products that compete with ours or devote more efforts to selling other products, and may stop selling our products at any time. If we lose any significant non-U.S. distributors, or if any of our distributors devote more effort to selling other products than to ours, our non-U.S. sales and results of operations may suffer and our growth may be limited. Additionally, because our products generally compete more on the basis of performance than price, they may not be as attractive to third-party distributors as lower priced products. Consequently, our success in expanding non-U.S. sales may be limited if our distributors lack, or are unable to develop, relationships with important target customers in non-U.S. markets.

Our business may be harmed if interventional cardiologists perform more of the procedures that interventional radiologists and vascular surgeons currently perform.

We market and sell our products primarily to interventional radiologists and vascular surgeons, who currently perform a large percentage of minimally invasive, image-guided interventional procedures for PVD. Many of our competitors have focused their sales efforts on the cardiology market for interventional procedures. Since we have focused our sales and marketing efforts on interventional radiologists and vascular surgeons, our competitors may have advantages over us for sales to cardiologists. Consequently, if cardiologists perform more of the procedures currently performed by interventional radiologists and vascular surgeons, our revenues may decline and our business may be harmed.

Our business could be harmed if we lose the services of our key personnel.

Our business depends upon our ability to attract and retain highly qualified personnel, including managerial, sales and technical personnel. We are particularly dependant upon the efforts of Eamonn P. Hobbs, our President and Chief Executive Officer, a bio-medical engineer with over 23 years of experience in the interventional radiology, interventional cardiology and gastroenterology medical device industries. Mr. Hobbs is also the only business executive from the medical device industry to serve on the strategic planning committee of the Society of Interventional Radiology. We compete for key personnel with other companies, healthcare institutions, academic institutions, government entities and other organizations. We do not maintain key person life insurance on any of our executive officers, and we do not have employment agreements with our executive officers. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel or hire or retain other qualified personnel in the future.

Undetected defects may increase our costs and impair the market acceptance of our products.

Our products have occasionally contained, and may in the future contain, undetected defects. When these problems occur, we must divert the attention of our engineering personnel to address them. We cannot assure you that we will not incur warranty or repair costs, be subject to liability claims for damages related to product defects, or experience manufacturing, shipping or other delays or interruptions as a result of these defects in the future. Any insurance policies that we may have may not provide sufficient protection should a claim be asserted. In addition, the occurrence of defects may result in significant customer relations problems and injury to our reputation and may impair the market acceptance of our products.

If a product liability claim is brought against us or our product liability insurance coverage is inadequate, our business could be harmed.

The design, manufacture and marketing of medical devices of the type we produce entail an inherent risk of product liability. Our products are used by physicians to treat seriously ill patients. Those patients may bring claims in a number of circumstances and for a number of reasons, including if our products were misused, if they produced unsatisfactory results or if the instructions for use and operating manuals for our products were found to be inadequate. Claims could also be brought by our customers. We currently are subject to an action claiming that we supplied a defective catheter that contributed to the death of a hemodialysis patient. We believe, based on claims made against us in the past, that our existing product liability insurance coverage, which is provided by E-Z-EM, is reasonably adequate to protect us from any liabilities we might incur. However, E-Z-EM is only obligated to maintain this insurance until the earlier of the anniversary date of the policy and the completion of the distribution by E-Z-EM of our stock to its stockholders. E-Z-EM has announced that it will make this distribution on October 30, 2004. Furthermore, we are obligated to reimburse E-Z-EM for its out-of-pocket expenses under its $500,000 self-insurance retention and for increases in insurance premiums resulting from claims based upon our business. We cannot assure you that our current coverage will be sufficient to satisfy any claim made against us. Following our separation from E-Z-EM, we intend to carry a $10 million product liability policy with a $250,000 deductible per incident and an aggregate limit of $500,000 per year. However, we may not be able to obtain adequate coverage at a reasonable cost and on reasonable terms, if at all. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. Additionally, if any such product liability claim or series of claims is brought against us for uninsured liabilities or is in excess of our insurance coverage, our business could be harmed. Further, such claims may require us to recall some of our products, which could result in significant costs to us and could divert management’s attention from our business.

Our quarterly operating results are volatile, which may cause our stock price to decline.

Our quarterly results of operations have varied significantly in the past and are likely to vary significantly in the future due to a number of factors, many of which are outside of our control, including:

•	changes in our ability to obtain products and product components that are manufactured for us by third parties, as well as variations in prices of these products and product components;

•	delays in the development or commercial introduction of new versions of our products or components we use in our products;

•	our ability to attain and maintain production volumes and quality levels for our products and product components;

•	effects of domestic and foreign economic conditions on our industry and/or customers;

•	changes in the demand for our products;

•	changes in the mix of products and systems we sell;

•	delays in obtaining regulatory clearance for new versions of our products;

•	increased product and price competition;

•	changes in the availability of third-party reimbursement for our products;

•	the loss of key sales personnel or distributors; and

•	seasonality in the sales of our products.

Due to the factors summarized above, we do not believe that period-to-period comparisons of our results of operations are necessarily meaningful, or should necessarily be relied upon to predict future results of operations. Also, it is possible that in future periods, our results of operations will not meet the expectations of investors or analysts, or any published reports or analyses regarding AngioDynamics. In that event, the price of our common stock could decline, perhaps substantially.

Healthcare reform could cause a decrease in demand for our interventional products.

There are currently widespread legislative efforts to control healthcare costs in the United States and abroad, which we expect will continue in the future. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 provides that from 2004 through 2008, reimbursement levels for durable medical equipment will no longer be increased on an annual basis and a competitive bidding program will be introduced. At this time, we are unable to determine whether and to what extent these changes will apply to our products and our business. Similar legislative efforts in the future could negatively impact demand for our products.

Inadequate levels of reimbursement from governmental or other third-party payors for procedures using our products may cause our revenues to decline.

Changes in healthcare systems in the United States or elsewhere could adversely affect the demand for our products, as well as the way we conduct business. Third-party payors have adopted, and are continuing to adopt, a number of healthcare policies intended to curb rising healthcare costs. These policies include:

•	controls on government-funded reimbursement for healthcare services and price controls on medical products and services providers;

•	challenges to the pricing of medical procedures or limits or prohibitions on reimbursement for specific devices and therapies through other means; and

•	the introduction of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person.

We are unable to predict whether Federal, state or local healthcare reform legislation or regulation affecting our business may be proposed or enacted in the future, or what effect any such legislation or regulation would have on our business. These policies, or any reductions in the number of authorizations granted for procedures performed using our current and proposed products or in the levels of reimbursement for those procedures, could cause our revenues to decline.

Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for new devices and procedures. These systems are subject to the same pressures to curb rising healthcare costs and control healthcare expenditures as those in the United States. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, sales of our products outside of the United States may decrease and we may fail to achieve or maintain significant non-U.S. sales.

If we cannot obtain and maintain approval from governmental agencies, we will not be able to sell our products.

Our products are medical devices that are subject to extensive regulation in the United States and in foreign countries where they are sold. Unless an exemption applies, each medical device that we wish to market in the United States must receive either 510(k) clearance or premarket approval from the FDA before the product can be sold. Either process can be lengthy and expensive. The FDA’s 510(k) clearance procedure, also known as “premarket notification,” is the process used for our current products. This process usually takes from four to twelve months from the date the application is submitted to, and filed with, the FDA, but may take significantly longer. Although we have obtained 510(k) clearances for our current products, our clearances may be revoked by the FDA if safety or effectiveness problems develop with the devices. The premarket approval process is much more costly, lengthy and uncertain. It generally takes from one to three years from the date the application is submitted to, and filed with, the FDA, and may take even longer. Achieving premarket approval typically requires clinical trials and may require the filing of numerous amendments over time. Regulatory regimes in other countries similarly require approval or clearance prior to our marketing or selling products in those countries. We rely on our distributors to obtain regulatory clearances or approvals of our products outside of the United States. If we are unable to obtain additional clearances or approvals needed to market existing or new products in the United States or elsewhere, or obtain these clearances or approvals in a timely fashion, our revenues and profitability may decline.

Modifications to our current products may require new marketing clearances or approvals or require us to cease marketing or recall the modified products until such clearances or approvals are obtained.

Any modification to an FDA-cleared medical device that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, requires a new and complete FDA 510(k) clearance or possibly premarket approval. The FDA requires every manufacturer to make its own determination as to whether a modification requires a new 510(k) clearance or premarket approval, but the FDA may review and disagree with any decision reached by the manufacturer. We have modified aspects of some of our devices since receiving regulatory clearance. We believed that some of these modifications did not require new 510(k) clearance or premarket approval and, therefore, we did not seek new 510(k) clearances or premarket approvals. In the future, we may make additional modifications to our products after they have received FDA clearance or approval and, in appropriate circumstances, determine that new clearance or approval is unnecessary. Regulations in other countries in which we market or sell, or propose to market or sell, our products may also require that we make judgments about changes to our products and whether or not those changes are such that regulatory approval or clearance should be obtained. In the United States and elsewhere, regulatory authorities may disagree with our past or future decisions not to seek new clearance or approval and may require us to obtain clearance or approval for modifications to our products. If that were to occur for a previously cleared or approved product, we may be required to cease marketing or recall the modified device until we obtain the necessary clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties. If any of the foregoing were to occur, our business could suffer.

If we or our suppliers fail to comply with the FDA’s Quality System Regulation and other applicable post-market requirements, our manufacturing operations could be disrupted our product sales and profitability could suffer and we may be subject to a wide variety of FDA enforcement actions.

After a device is placed on the market, numerous regulatory requirements apply. We are subject to inspection and marketing surveillance by the FDA to determine our compliance with all regulatory requirements. If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions.

Our manufacturing processes and those of our suppliers must comply with the FDA’s Quality System regulation, which governs the methods used in, and the facilities and controls used for, the design, testing, manufacture, control, quality assurance, installation, servicing, labeling, packaging, storage and shipping of medical products. The FDA enforces the Quality System regulation through unannounced inspections. If we or one of our suppliers fails a Quality System regulation inspection, or if a corrective action plan adopted by us or one of our suppliers is not sufficient, the FDA may bring an enforcement action, and our operations could be disrupted and our manufacturing delayed. We are also subject to the FDA’s general prohibition against promoting our products for unapproved or “off-label” uses and adverse event reporting requirements.

If we or our suppliers violate the FDA’s requirements or fail to take adequate corrective action in response to any significant compliance issue raised by the FDA, the FDA can take various enforcement actions, including an order to shut-down manufacturing operations, a recall of products, fines, civil penalties, seizure of our products, refusing our requests for 510(k) clearance or PMA approval of new or modified products, withdrawing 510(k) clearance or PMA approvals already granted to us, and criminal prosecution. If we are subject to FDA enforcement action, our product sales and profitability could suffer.

In addition, most other countries require us and our suppliers to comply with manufacturing and quality assurance standards for medical devices that are similar to those in force in the United States before marketing and selling our products in those countries. If we or our suppliers should fail to do so, we would lose our ability to market and sell our products outside of the United States.

Even after receiving regulatory clearance or approval, our products may be subject to product recalls, which may harm our reputation and divert managerial and financial resources.

The FDA and similar governmental authorities in other countries have the authority to order mandatory recall of our products or order their removal from the market if there are material deficiencies or defects in design, manufacture, installation, servicing or labeling of the device, or if the governmental entity finds that our products would cause serious adverse health consequences. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including labeling defects. Any recall of our products may harm our reputation with customers and divert managerial and financial resources.

We may require additional capital. Failure to attract additional capital could curtail our growth.

We may require additional capital to expand our business. If cash generated internally is insufficient to fund capital requirements, we will require additional debt or equity financing. Needed financing may not be available or, if available, may not be available on terms satisfactory to us and may result in significant stockholder dilution. We are subject to significant restrictions on our ability to issue equity securities or convertible debt to ensure that the distribution by E-Z-EM of our stock will be tax-free to E-Z-EM and its stockholders. In addition, covenants in our industrial bond financing and bank line of credit may also restrict our ability to obtain additional debt financing. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets, restructuring our operations or refinancing our indebtedness.

Any disaster at our manufacturing facilities could disrupt our ability to manufacture our products for a substantial amount of time, which could cause our revenues to decrease.

We conduct all of our manufacturing and assembly at a single facility in Queensbury, New York. This facility and our manufacturing equipment would be difficult to replace and, if our facility is affected by a disaster, could require substantial lead-time to repair or replace. Additionally, we might be forced to rely on third-party manufacturers or to delay production of our products. Insurance for damage to our property and the disruption of our business from disasters may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, if one of our principal suppliers were to experience a similar disaster, uninsured loss or under-insured loss, we might not succeed in obtaining adequate alternative sources of supplies or products. Any significant uninsured loss, prolonged or repeated disruption, or inability to operate experienced by us or any of our principal suppliers could cause significant harm to our business, financial condition and results of operations.

Risks Related to our Relationship with and Separation from E-Z-EM

We have limited ability to engage in acquisitions and other strategic transactions using our equity, or to obtain equity financing, because of the Federal income tax requirements for a tax-free distribution.

For the distribution of our stock by E-Z-EM to qualify as tax-free to E-Z-EM and its stockholders, E-Z-EM must own at least 80% of the voting power of our outstanding voting stock and 80% of the total number of our outstanding shares of capital stock at the time of the distribution. E-Z-EM currently owns approximately 80.4% of our shares. We will not issue equity securities or convertible debt without E-Z-EM’s prior consent if the issuance would cause E-Z-EM to own less than 80% of our outstanding equity or voting power on a fully-diluted basis or otherwise cause the distribution of our stock by E-Z-EM not to be tax-free to E-Z-EM and its stockholders. E-Z-EM’s consent right will terminate upon the earlier of:

•	E-Z-EM notifying us that it is abandoning the distribution;

•	completion of the distribution by E-Z-EM, which E-Z-EM has announced will occur on October 30, 2004;

•	February 5, 2005; or

•	August 5, 2005 if, by February 5, 2005, E-Z-EM obtains an opinion of counsel that completion of the distribution after February 5, 2005 will not result in the distribution being taxable.

E-Z-EM may be unwilling to give its consent before completing the distribution or may impose conditions in its consent, including the right to acquire such number of our securities so as to enable it to maintain its percentage ownership of our securities. Additionally, for any distribution of our stock by E-Z-EM to qualify as tax-free to E-Z-EM, there must not be a change in ownership of 50% or greater in either the voting power or value of either our stock or E-Z-EM’s stock that is considered to be part of a plan or series of transactions related to the distribution. The shares we sold in our initial public offering will be counted towards the 50%, with the result that a subsequent cumulative change in ownership (other than as the result of certain transactions in the public markets) of slightly more than 30% of our outstanding stock would render the distribution taxable to E-Z-EM. For a change in ownership occurring after the distribution to be characterized as part of a plan, there must have been an agreement, understanding, arrangement or substantial negotiations regarding the acquisition or a similar acquisition at some time during the two-year period ending on the date of the distribution. However, the shorter the time period between the distribution and change in ownership, the greater the burden of establishing that the two events are not part of a plan. Under a “safe harbor provision,” a distribution and acquisition will not be considered part of a plan if the distribution is motivated by a corporate business purpose (other than the acquisition) and the acquisition occurs more than six months after the distribution, provided that there was no agreement, understanding, arrangement or substantial negotiations with respect to the acquisition or a similar acquisition during the period that begins one year before the distribution and ends six months thereafter.

For the reasons described above, our ability to use our stock for acquisitions and other similar strategic transactions, to raise capital, or for compensation for employees and others, will be restricted. Many of our competitors use their equity to complete acquisitions, to expand their product offerings and speed the development of new technology and to attract and retain employees and other key personnel, giving them a potentially significant competitive advantage over us.

Our obligation to indemnify E-Z-EM if we cause the distribution to not be tax-free could discourage or divert a third party from acquiring us and could result in substantial liability.

Our master separation and distribution agreement provides that we will indemnify E-Z-EM if the distribution by E-Z-EM of its AngioDynamics shares does not qualify as a tax-free distribution due to actions we take or that otherwise relate to AngioDynamics, including any change of ownership of AngioDynamics. The process for determining whether a change of ownership has occurred under the tax rules is complex. If we do not carefully monitor our compliance with these rules, we might inadvertently cause or permit a change of ownership to occur, triggering our obligation to indemnify E-Z-EM. Our obligation to indemnify E-Z-EM if a change of ownership causes the distribution not to be tax-free could discourage or prevent a third party from making a proposal to acquire us. In addition, our financial obligations under this indemnity obligation could be substantial.

If E-Z-EM does not complete its distribution of our common stock, the liquidity of our stock could be limited.

E-Z-EM has advised us that it has determined to distribute to its stockholders all AngioDynamics common stock that it owns by February 5, 2005. However, completion of the distribution depends on the satisfaction or waiver of a number of conditions that are included in our master separation and distribution agreement with E-Z-EM. We anticipate that these conditions will be satisfied or waived by E-Z-EM. Except for restrictions on our ability to attract additional capital and engage in acquisitions and other strategic transactions, we do not anticipate that our separation from E-Z-EM will have any material impact on our future operations or earnings. E-Z-EM is not obligated to make the distribution and it may not occur.

If the distribution is delayed or not completed, the liquidity of our shares will be constrained unless and until E-Z-EM elects to sell some portion of its equity ownership in us. In addition, E-Z-EM has agreed with the underwriters of our initial public offering that it will not complete the distribution until at least September 23, 2004 without the prior written consent of RBC Capital Markets Corporation.

As long as E-Z-EM owns a majority of our common stock, our other stockholders will be unable to affect the outcome of stockholder voting.

E-Z-EM beneficially owns about 80.4% of the outstanding shares of our common stock. As long as E-Z-EM owns a majority of our outstanding common stock, our other stockholders will generally be unable to affect or change the management or the direction of our company without E-Z-EM’s support. Additionally, as long as E-Z-EM owns a majority of our outstanding common stock, E-Z-EM will continue to be able to elect our entire board of directors and, generally, to determine the outcome of all corporate actions requiring stockholder approval. E-Z-EM’s interests may differ from or conflict with the interests of our other stockholders. Although E-Z-EM has agreed that, for so long as it owns any of our common stock, it will vote its shares to elect to our board of directors the number of independent directors required to comply with the NASDAQ National Market listing requirements, E-Z-EM will be in a position to control all matters affecting our company, including:

•	our general corporate direction and policies;

•	amendments to our certificate of incorporation and bylaws;

•	acquisitions, sales of our assets, mergers or similar transactions, including transactions involving a change of control or a merger of AngioDynamics into E-Z-EM;

•	future issuances of common stock or other securities of our company;

•	the incurrence of debt by our company;

•	the payment of dividends on our common stock;

•	compensation, stock option and other human resources policy decisions; and

•	the allocation of business opportunities that may be suitable for E-Z-EM and us.

Members of two families may have significant influence over our affairs due to their current ownership of a majority of E-Z-EM’s stock and their ownership of a significant amount of our stock after the distribution by E-Z-EM is completed.

Members of the Stern and Meyers families and their affiliates own in the aggregate approximately 52% of E-Z-EM’s outstanding shares of common stock. These stockholders are able to significantly influence all matters requiring E-Z-EM stockholder approval, including the election of directors and significant corporate transactions, such as mergers or other business combinations, and thus may indirectly affect us with respect to these types of matters. Further, if, as we have been advised, E-Z-EM completes the distribution to its stockholders of the AngioDynamics stock it owns, these stockholders will own approximately 44% of our outstanding common stock (assuming no other issuances of our or E-Z-EM’s stock and no changes in their percentage ownership of E-Z-EM stock) and will be able to significantly influence, if not exercise control over, our important corporate and business matters. This control by E-Z-EM before the distribution, and by these stockholders after the distribution, may delay, deter or prevent a third-party from acquiring or merging with us. As a result, this control may not be in the best interests of our other stockholders, and may in turn reduce the market price of our common stock.

We cannot rely on E-Z-EM to fund our future capital requirements, and financing from other sources may not be available on favorable terms or at all.

In the past, most of our capital needs have been funded by E-Z-EM. However, E-Z-EM does not have an obligation to provide funds for our working capital or other cash requirements and we do not expect to receive any additional financing from E-Z-EM. Financing or financial support from other sources, if needed, may not be available on favorable terms or at all.

We believe our capital requirements will vary greatly from quarter to quarter. Capital expenditures, fluctuations in our results of operations, financing activities, acquisitions, investments and inventory and receivables management may contribute to these fluctuations. Although we believe that the proceeds from our initial public offering and our future cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and research and development requirements for at least the next 12 months, we may require or choose to obtain additional debt or equity financing to finance acquisitions or other investments in our business. Future equity financings may be dilutive to the existing holders of our common stock. Future debt financings could involve restrictive covenants.

Some of our directors may have conflicts of interest because they are also directors of E-Z-EM, and some of our directors and executive officers own E-Z-EM stock or options to purchase E-Z-EM stock.

Three of our directors, Messrs. Echenberg, Meyers and Stern, are also directors of E-Z-EM. These directors will have obligations to both companies and may have conflicts of interest with respect to matters involving or affecting us, including, for example, acquisitions and other corporate opportunities that may be suitable for both us and E-Z-EM. A number of our directors and executive officers own E-Z-EM stock or options to purchase E-Z-EM stock they acquired as directors or employees of E-Z-EM. These ownership interests could create, or appear to create, potential conflicts of interest when these directors and executive officers are faced with decisions that could have different implications for our company and E-Z-EM.

The agreements we have entered into with E-Z-EM in connection with our initial public offering could restrict our operations.

We and E-Z-EM have entered into several agreements governing our separation from E-Z-EM and our future relationship. The terms and provisions of these agreements may be less favorable to us than terms and provisions we could have obtained in arm’s-length negotiations with unaffiliated third parties. Under these agreements with E-Z-EM, we have agreed to take actions, observe commitments and accept terms and conditions that are or may be advantageous to E-Z-EM but are or may be disadvantageous to us. The terms of these agreements include obligations and restrictive provisions, including, but not limited to:

•

an agreement to indemnify E-Z-EM, its affiliates, and each of their respective directors, officers, employees, agents and representatives from all liabilities that arise from our breach of, or performance under, the agreements we have entered into with E-Z-EM in connection with the separation and for any of our liabilities;

•	an agreement to indemnify E-Z-EM for certain tax liabilities and for any action or inaction by us that, if the distribution by E-Z-EM of our stock to its stockholders occurs, causes the distribution to be taxable to E-Z-EM or its stockholders;

•	an agreement to not change our significant accounting principles for periods in which our financial results are included in E-Z-EM’s consolidated financial statements, unless we are required to do so to comply, in all material respects, with generally accepted accounting principles and SEC requirements; and

•	an agreement not to compete with E-Z-EM’s current business activities for a period of two years.

We have also agreed that, so long as E-Z-EM is required to consolidate our company within its financial statements, we will use E-Z-EM’s auditors, use reasonable efforts to have our annual audit completed on the same date as E-Z-EM’s annual audit and provide information and access to E-Z-EM and its auditors.

We face risks associated with being a member of E-Z-EM’s consolidated group for Federal income tax purposes.

For so long as E-Z-EM continues to own at least 80% of the voting power and value of our capital stock, we will be included in E-Z-EM’s consolidated group for Federal income tax purposes. Under a tax allocation and indemnification agreement we have entered into with E-Z-EM, we will pay E-Z-EM the amount of Federal income taxes that we would be required to pay if we were a separate taxpayer not included in E-Z-EM’s consolidated return. In addition, by virtue of its controlling ownership and the tax responsibility allocation agreement, E-Z-EM will effectively control substantially all of our tax decisions and will have sole authority to respond to and conduct all tax proceedings, including tax audits relating to E-Z-EM’s consolidated income tax returns in which we are included. Moreover, notwithstanding the tax allocation and indemnification agreement, Federal law provides that each member of a consolidated group is liable for the group’s entire tax obligation. Thus, to the extent E-Z-EM or other members of the group fail to make any Federal income tax payments required of them by law, we could be liable for the shortfall.

Future sales of our common stock by E-Z-EM and E-Z-EM’s ownership of a majority of our common stock could cause our stock price to decrease.

Our agreements with E-Z-EM will not prevent E-Z-EM from selling its AngioDynamics common stock. Additionally, if the distribution of our stock to E-Z-EM’s stockholders is delayed or not completed, we may be required to prepare and file with the SEC registration statements covering such sales by E-Z-EM, or prepare offering memorandums for use by E-Z-EM in private offerings of our stock. The sale or potential sale by E-Z-EM of AngioDynamics common stock, even of relatively small amounts, could result in a lower trading price of our stock. Additionally, as a result of E-Z-EM’s ability to control our company, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because of E-Z-EM’s control of our company, the price of our stock could be materially depressed.

Provisions in our charter documents, our rights plan, Delaware law and tax considerations related to the distribution by E-Z-EM may delay or prevent a change in control.

Provisions in our amended and restated certificate of incorporation and bylaws, our stockholder rights plan and under Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our amended and restated certificate of incorporation and bylaws contain the following provisions, among others, that may inhibit an acquisition of our company by a third party:

•	a classified board of directors;

•	advance notification procedures for matters to be brought before stockholder meetings;

•	a limitation on who may call stockholder meetings;

•	a prohibition on stockholder action by written consent after the distribution by E-Z-EM; and

•	the ability of our board of directors to issue up to 5,000,000 shares of preferred stock without a stockholder vote.

The issuance of stock under our stockholder rights plan could delay, deter or prevent a takeover attempt that stockholders might consider in their best interests. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns more than 15% of our stock cannot acquire us for a period of three years from the date this person became an interested stockholder unless various conditions are met, such as approval of the transaction by our board of directors. Any of these restrictions could have the effect of delaying or preventing a change in control.

In addition, our master separation and distribution agreement with E-Z-EM provides that we will indemnify E-Z-EM for any taxes due if the distribution fails to qualify as tax-free because of our actions or inactions. An acquisition of us by a third party could have such an effect. As a result, these tax considerations may delay or prevent a third party from acquiring us in a transaction you may otherwise have considered favorable or reduce the amount you receive as part of the transaction.

We have not paid and have no plans to pay cash dividends.

We have not previously paid any cash dividends and we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in interest rates on investments and financing, which could impact our results of operations and financial position. Although we entered into an interest rate swap with a bank to limit our exposure to interest rate change market risk on our variable interest rate financing, we do not currently engage in any other hedging or market risk management tools.

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of May 29, 2004, we were exposed to interest rate change market risk with respect to our investments in tax-free municipal bonds in the amount of $737,000. The bonds bear interest at a floating rate established weekly. For fiscal 2004, the after-tax interest rate on the bonds approximated 0.9%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $7,000 on an annual basis.

At May 29, 2004, we maintained variable interest rate financing of $3.4 million in connection with our facility expansion. We have limited our exposure to interest rate risk by entering into an interest rate swap agreement with a bank under which we agreed to pay the bank a fixed annual interest rate of 4.45% and the bank assumed our variable interest payment obligations under the financing.

As of December 29, 2003, we entered into an amended and restated $3.0 million working capital line of credit with a bank. Advances under this line of credit will bear interest at an annual rate of LIBOR plus 2.85%. We will thus be exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under the facility.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data required by Part II, Item 8 are included in Part IV of this report as indexed at Item 14 (a) 1, and are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company (including its consolidated subsidiaries) in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting

No significant changes were made in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended May 29, 2004.

Part III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its Annual meeting of Stockholders, currently scheduled for October 18, 2004. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the Company’s officers and directors.

Name	Age	Position
Eamonn P. Hobbs	46	President, Chief Executive Officer and Director
Joseph Gerardi	42	Vice President, Chief Financial Officer and Treasurer
Harold C. Mapes	44	Vice President, Operations
Robert M. Rossell	48	Vice President, Marketing
William M. Appling	41	Vice President, Research & Development
Brian S. Kunst	44	Vice President, Regulatory Affairs/Quality Assurance
Paul J. Shea	51	Vice President, Sales
Paul S. Echenberg	60	Chairman of the Board of Directors, Director
Howard S. Stern	73	Director
Jeffrey Gold (1)(3)	56	Director
David P. Meyers	40	Director
Howard S. Donnelly (1)(2)	43	Director
Dennis S. Meteny (1)(2)	51	Director
Robert E. Flaherty (2)(3)	58	Director
Gegory D. Casciaro (3)	47	Director

(1)	Member of Governance/Nominating Committee
(2)	Member of Audit Committee
(3)	Member of Compensation Committee

Eamonn P. Hobbs is one of our co-founders, and has been our President and Chief Executive Officer since June 1996. From 1991 until September 2002, Mr. Hobbs was a Vice President, and from October 2002 to May 2004 was a Senior Vice-President, of E-Z-EM, with operational responsibility for our company. He was first employed by E-Z-EM from 1985 to 1986 and had been continuously employed by E-Z-EM from 1988 to May 2004. From 1986 to 1988, Mr. Hobbs was Director of Marketing for the North American Instrument Corporation (NAMIC), a medical device company since acquired by Boston Scientific. Mr. Hobbs started his career at Cook, Incorporated, a leading manufacturer of interventional radiology, interventional cardiology and gastroenterology medical devices. Mr. Hobbs has over 23 years experience in the interventional radiology, interventional cardiology and gastroenterology medical device industries. He is a bio-medical engineer, having completed a Bachelor of Sciences in Plastics Engineering with a Biomaterials emphasis at University of Lowell in 1980.

Joseph G. Gerardi became our Vice President, Chief Financial Officer in March 2004, served as our Vice President, Controller since 1996 and, from 1992 to 1996, was our Plant Controller. From 1987 to 1992, Mr. Gerardi was the Controller of Mallinckrodt Medical, Inc.’s anesthesiology plant. Before joining Mallinckrodt Medical, Mr. Gerardi was employed by Factron/Schlumberger for over five years as Manager of Consolidations and as a cost accountant.

Harold C. Mapes has served as our Vice President, Operations since 1996 and was our Director of Operations from 1995 to 1996 and Product Development Project Manager from 1992 to 1994. Before joining us,

Mr. Mapes held product development and supervisory manufacturing and engineering positions from 1988 to 1992 with Mallinckrodt Medical, a medical device manufacturer. He holds a Bachelor of Science in Mechanical Engineering from Tri-State University.

Robert M. Rossell has served as our Vice President, Marketing, since 1996, and from 1990 to 1996 was a Product Manager and then our Director of Marketing. Before joining us, Mr. Rossell was Marketing Manager at NAMIC from 1986 to 1990, and held sales positions with various leading healthcare companies, including American Hospital Supply Corporation., from 1981 to 1985, and Johnson & Johnson, Inc. from 1977 to 1981.

William M. Appling has served as our Vice President, Research since 2002, Vice President, Research and Development since 1996, and in other product development capacities since 1988. Before that, Mr. Appling was a Product Development Engineer with NAMIC from 1986 to 1988 and a Product Development Engineer with the Edwards Division of American Hospital Supply Corporation from 1984 to 1986.

Brian S. Kunst has served as our Vice President, Regulatory Affairs/Quality Assurance, or RA/QA, since 1997 and from 1995 to 1997 was our Director of RA/QA. From 1991 to 1995, Mr. Kunst was the Regulatory Affairs Manager for Surgitek, Inc., a medical device company. From 1990 to 1991, Mr. Kunst was a Regulatory Affairs Associate for W.L. Gore and Associates, a medical device manufacturer. From 1984 to 1990 he was a biomedical engineer with the U.S. Food and Drug Administration. Mr. Kunst is a Certified Regulatory Affairs Professional (Regulatory Affairs Professionals Society) and a Certified Quality Auditor and Certified Quality Engineer (American Society for Quality Control). He holds a Master of Engineering degree in Biomedical Engineering from Tulane University.

Paul J. Shea has served as our Vice President, Sales, since 1997 and from 1991 to 1997 held positions as our National Sales Manager, Director of U.S. Sales and Director of World Wide Sales. Before joining us, from 1985 to 1991, Mr. Shea held various sales and marketing positions including Product Manager, Regional Manager and National Sales Manager at Microvasive, Inc., a division of Boston Scientific Corporation. From 1978 to 1984, Mr. Shea was employed by American Hospital Supply Corporation where he held several positions, including Sales Representative, Business Analyst, Product Manager and Market Manager.

Paul S. Echenberg has been a director since 1996 and Chairman of our board of directors since February 2004. He has been a director of E-Z-EM since 1987 and has served as Chairman of the Board of E-Z-EM Canada since 1994. He has been the President, Chief Executive Officer and a director of Schroders & Associates Canada Inc., an investment buy-out advisory services company, and a director of Schroders Ventures Ltd., an investment firm, since 1996. He is also a founder and has been a general partner and director of Eckvest Equity Inc., a personal investment and consulting services company since 1989. From 1970 to 1989, he was President and Chief Executive Officer of Twinpak Inc. and Executive Vice President of CB Pak Inc., both packaging companies. He also co-founded BDE & Partners, a provider of investment banking and strategic advisory services, in 1991. He is a director of Lallemand Inc., Benvest Capital Inc., Colliers MacAuley Nicholl, ITI Medical, Flexia Corp., Fib-Pak Industries Inc., Med-Eng Systems Inc., MacroChem Corp., MatraPack Industries Inc. and A.P. Plasman Corp. E-Z-EM has an investment in ITI Medical.

Howard S. Stern has served as a director since our inception and as Chairman of our board of directors from our inception until February 2004. He is a co-founder of E-Z-EM and has served as Chairman of the Board and a director of E-Z-EM since its organization in 1962. Mr. Stern also served as President and Chief Executive Officer of E-Z-EM from 1997 to 2000. From 1962 to 1994, Mr. Stern served as E-Z-EM’s Chief Executive Officer and from 1962 until 1990 he served as E-Z-EM’s President. Mr. Stern is also a director of ITI Medical, in which E-Z-EM has an investment. Mr. Stern holds a Bachelor of Science in Business and Engineering Administration and a Master of Science in Chemical Engineering, both from the Massachusetts Institute of Technology.

Jeffrey Gold has been President and CEO of CryoVascular Systems Inc., a PVD device company, since 2001. From 1997 to 2001, he was Executive Vice President and Chief Operating Officer of Cardio Thoracic

Systems, Inc., a company engaged in the development and introduction of devices for beating heart coronary bypass surgery. Before that, he spent 18 years with Cordis Corporation in a variety of senior management roles including Vice President of Manufacturing and Vice President of Research and Development, and co-founder and President of Cordis Endovascular Systems, a Cordis subsidiary engaged in the interventional neuroradiology business. At Cordis, Mr. Gold also had responsibility for its peripheral vascular business. He serves on the board of directors of several start-up medical device companies and is a Special Network Advisor to Sapient Capital Management. Mr. Gold holds a B.S. in Industrial Engineering from Northeastern University and an MBA from the University of Florida.

David P. Meyers has served as a director since 1996. He has been a director of E-Z-EM since 1996. He is a founder of Alpha Cord, Inc., which provides cryopreservation of umbilical cord blood, and has served as its President since 2002. Previously, he founded MedTest Express, Inc., a provider of contracted laboratory services for home health agencies, and served as its President, Chief Executive Officer and a director from 1994 to September 2002.

Howard W. Donnelly joined our board of directors in March 2004. Mr. Donnelly is currently a principal in three privately-held start-up medical device companies that are targeting the hemodialysis, regional anesthetic and general anesthesia markets, respectively. From 1999 to 2002, he was President of Level 1, Inc., a medical device manufacturer and a subsidiary of Smiths Group. From 1990 to 1999, Mr. Donnelly was employed at Pfizer, Inc., with his last position being Vice President, Business Planning and Development, for Pfizer’s Medical Technology Group from 1997 to 1999. Mr. Donnelly is currently a director of Vital Signs, Inc., a medical device manufacturer for the anesthesia, critical care and sleep disorder markets.

Dennis S. Meteny joined our board of directors in March 2004. Since 2003, Mr. Meteny has been an Executive-in-Residence at the Pittsburgh Life Sciences Greenhouse, a strategic economic development initiative of the University of Pittsburgh Health System, Carnegie Mellon University, The University of Pittsburgh, the State of Pennsylvania and local foundations. From 2001 to 2003, he served as President and Chief Operating Officer of TissueInformatics, Inc., a privately-held company engaged in the medical imaging business. From 2000 to 2001, Mr. Meteny was a business consultant to various technology companies. Prior to that, Mr. Meteny spent 15 years in several executive-level positions, including as President and Chief Executive Officer, from 1994 to 1999, with Respironics, Inc. a cardio-pulmonary medical device company. Mr. Meteny began his career in 1975 with Ernst & Young LLP.

Gregory D. Casciaro joined our board of directors in April 2004. Since 2000, Mr. Casciaro has been the President and Chief Executive Officer and a director of Orquest, Inc., a developer and manufacturer of devices used for orthopedic procedures that was acquired by Johnson & Johnson. From 1995 to 2000, he was employed by General Surgical Innovations, Inc., a videoscopic surgical equipments manufacturer that was acquired by United States Surgical, a division of Tyco Healthcare Group LP, in 1999. Mr. Casciaro’s last position with General Surgical Innovations was as a director and its President and Chief Executive Officer from 1998 to 2000. Mr. Casciaro was employed by the Devices for Vascular Innovations division of Guidant Corporation from 1991 to 1995, having last served as the Vice President of Sales from 1994 to 1995. Prior to joining Guidant, he was employed by NAMIC from 1983 to 1991, with his last position being Area Sales Manager. Mr. Casciaro began his career with Procter and Gamble Company in 1978.

Robert E. Flaherty joined our board of directors in April 2004. Since 1992, Mr. Flaherty has served as Chairman, President and Chief Executive Officer of Athena Diagnostics, Inc., a commercial laboratory specializing in developing diagnostic testing services focused on neurological disorders. From 1992 to 1995, Mr. Flaherty served as President and Chief Executive Officer of Genica Pharmaceuticals, which was acquired by Athena Neurosciences, Inc., and renamed Athena Diagnostics in 1995. Athena Neurosciences subsequently was acquired by Elan Corporation plc in 1996. In 2002 Athena Diagnostics, Inc., became a privately-held company pursuant to a leveraged buy-out. From 1976 to 1992, Mr. Flaherty was employed by Becton, Dickinson & Company, a medical technology company, with his last position from 1984 to 1992 being President of that company’s largest operating unit, the Becton Dickinson Division. Prior thereto, he was employed by C.R.Bard in various sales and marketing positions in its surgical and cardiovascular units in the United States and abroad. Mr. Flaherty began his career with Procter & Gamble Company in 1968 in manufacturing management. He holds a Bachelor of Science with honors in Industrial Engineering from Lehigh University and a Master in Business Administration from the Harvard Business School. Mr. Flaherty is currently a director of Repromedix, Inc.

Key Employees

Daniel K. Recinella has served as our Director, Product Development since 2001. Since joining us in 1991, Mr. Recinella has been a Project Manager and Senior Project Engineer for our product development group, and Director of Thrombolytic/Thrombectomy Products for our marketing group. In 1989, Mr. Recinella was a Senior Project Engineer for VASER, Inc., a medical devices company. From 1985 to 1989, he was a Project Engineer and Product Development Engineer with BSC/Mansfield Scientific, a medical devices company. From 1983 to 1985, Mr. Recinella was a Product Development Engineer with Sarns/3M, a medical capital and devices company. Mr. Recinella holds a Bachelor of Science in Mechanical Engineering from the University of Michigan and completed graduate work in mechanical engineering at Northeastern University.

Board of Directors

Our amended and restated bylaws provide for a board of directors consisting of up to 15 members. The size of the board is currently set at nine. Our directors are divided into three classes serving staggered three year terms. At each annual meeting of our stockholders, directors will be elected to succeed the class of directors whose terms have expired. For our current directors, Class I directors’ terms will expire at the 2004 annual stockholders’ meeting, Class II directors’ terms will expire at our 2005 annual stockholders’ meeting and Class III directors’ terms will expire at our 2006 annual stockholders’ meeting. Messrs. Gold, Echenberg and Meteny are our current Class I directors; Messrs. Casciaro, Donnelly and Flaherty are our current Class II directors; and Messrs. Hobbs, Stern and Meyers are our current Class III directors. Our classified board could have the effect of increasing the length of time necessary to change the composition of a majority of our board of directors. Generally, at least two annual meetings of stockholders will be necessary for stockholders to effect a change in the majority of the members of our board of directors.

Audit Committee Financial Expert

The information required by this caption is incorporated by reference to our Proxy Statement under the heading “Audit Committee Financial Expert.”

Identification of the Audit Committee

The information required by this caption is incorporated by reference to our Proxy Statement under the heading “Audit Committee.”

Material Changes to Procedures for Shareholder Recommendations of Nominees to the Board of Directors

The information required by this caption is incorporated by reference to our Proxy Statement under the heading “Material Changes to Procedures for Shareholder Recommendations of Nominees to the Board of Directors.”

Scientific Advisory Board

We have formed a scientific advisory board to benefit from the collective knowledge of that board’s members, all of whom are prominent physicians with whom we have established working relationships. We anticipate that the full advisory board will meet annually, with such meetings timed to coincide with major medical conventions. The executive committee of the Scientific Advisory Board could meet up to four times annually.

Advisory board members each receive a fee of $2,000 for each day of service rendered, reimbursement for reasonable out-of-pocket expenses, and non-qualified options to acquire an aggregate of 1,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. Options for half of the shares were granted to the current board members following completion of our initial public offering, and the remaining options will be granted on the anniversary date of the board members’ joining the board. Our agreements with the members of our advisory board may be terminated by us or any board member at any time for any or no reason.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such forms received by us, or on written representations from certain reporting persons that no reports were required for such persons, we believe that, during the fiscal year ended May 29, 2004, all of our executive officers, directors and 10% stockholders complied with all Section 16 filing requirements.

Code of Ethics

The information required by this caption is incorporated by reference to our Proxy Statement under the heading “ Code of Ethics.”

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation for services, in all capacities for fiscal years 2004, 2003 and 2002, of (i) those persons who were, during fiscal 2004, our Chief Executive Officer (“CEO”) (Eamonn P. Hobbs), and (ii) those persons who were, at the end of fiscal 2004, our four most highly compensated executive officers other than our CEO (collectively, with the CEO, the “Named Executive Officers”):

		Annual Compensation			Long-Term Compensation
						Awards	Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion (1) ($)	Restricted Stock Awards ($)	Securities Underlying Options # (2)	LTIP Payouts ($)	All Other Compensa- tion (3) ($)
Eamomm P. Hobbs President, Chief Executive Officer	2004 2003 2002	$254,400 240,000 218,820	$126,882 96,600 114,880	None None None	None None None	None None None	None None None	$10,572 8,470 22,760

Robert M. Rossell Vice President	2004 2003 2002	$156,000 150,000 136,763	$65,286 63,777 61,543	None None None	None None None	None None None	None None None	$10,016 8,384 8,156

Paul J. Shea Vice President	2004 2003 2002	$156,000 150,000 136,763	$65,286 63,777 61,543	None None None	None None None	None None None	None None None	$11,119 8,384 8,157

William M. Appling Vice President	2004 2003 2002	$148,500 135,000 125,040	$63,484 57,949 56,268	None None None	None None None	None None None	None None None	$10,518 8,508 7,828

Brian S. Kunst Vice President	2004 2003 2002	$143,000 130,000 119,830	$59,845 55,640 53,923	None None None	None None None	None None None	None None None	$10,829 8,507 7,527

(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers for 2004, 2003 and 2002 did not exceed the lesser of 10% of such officer’s total annual salary and bonus for fiscal 2004, 2003, or 2002 or $50,000; such amounts are, therefore, not reflected in the table.
(2)	Options are exercisable into our common stock.
(3)	For each of the Named Executive Officers, the amounts reported include amounts we contributed under our Profit Sharing Plan and, as matching contributions, under the companion 401(k) Plan. For fiscal 2004, 2003, and 2002, such amounts contributed were: $9,764, $7,787, and $9,115 respectively, for Mr. Hobbs; $10,698, $7,970, and $7,779 respectively, for Mr. Rossell; $10,689, $7,970, and $7,780 respectively, for Mr. Shea; $10,109, $8,136, and $7,483 respectively for Mr. Appling; and $9,635, $8,209 and $7,197 respectively, for Mr. Kunst.

For each of the Named Executive Officers, the amounts reported include term life insurance premiums we paid. For 2004, 2003, and 2002, such amounts contributed were: $808, $683, and $395 respectively, for Mr. Hobbs; $430, $414, and $377 respectively, for Mr. Rossell; $430, $414, and $377 respectively, for Mr. Shea; $409, $372, and $345 respectively for Mr. Appling; and $394, $358, and $330 respectively, for Mr. Kunst.

For the Named Executive Officer, the amounts reported include premiums we paid under split dollar life insurance arrangements (“arrangements”). For fiscal 2004 and 2003, no amounts were paid by us under any split dollar life insurance arrangement. For fiscal 2002, amounts paid for Mr. Hobbs were $13,250. During fiscal 2003, such arrangements were modified. Under the amended terms of the arrangements, title and ownership of the policies were transferred to us and we will continue to pay all insurance premiums. Upon the death of the Named Executive Officer, such officer’s beneficiaries will be entitled to a death benefit, the amount of which was determined as of July 2003. We will be entitled to the remaining life insurance proceeds. We will also be entitled at all times to the cash surrender value of the life insurance policies.

Option/SAR Grants

We did not grant any stock options or stock appreciation rights to any of the Named Executive Officers during fiscal 2004.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no option exercises by the Named Executive Officers during fiscal 2004. The following table sets forth the fiscal year-end value of all stock options held by such officers on an aggregated basis:

			Number of Securities Underlying Unexercised Options at May 29, 2004 (#)	Value of Unexercised In-the-Money Options at May 29, 2004 ($) (1)
Name	Shares Acquired on Exercise (#)	Value Related ($)	Exercisable/ Unexercisable (2)	Exercisable/ Unexercisable (2)
Eamonn P. Hobbs.	—	—	-/426,545	4,192,947
Robert M. Rossell.	—	—	-/52,272	513,844
Paul J. Shea.	—	—	-/52,272	513,844
William M. Appling.	—	—	-/52,272	513,844
Brian S. Kunst.	—	—	-/52,272	513,844

(1)	Options are “in-the-money” if on May 29, 2004, the market price of the stock exceeded the exercise price of such options. On May 29, 2004, the closing price of our common stock was $14.18. The value of such options is calculated by determining the difference between the aggregate market price of the stock covered by the options on May 24, 2004 and the aggregate exercise price of such options.
(2)	Options are exercisable into common stock of AngioDynamics.

Long-Term Incentive Plan Awards Table and Defined Benefit or Actuarial Plan Table

We do not maintain any long-term incentive plans or defined benefit or actuarial plans.

Compensation of Directors

Directors who are not our employees receive a monthly retainer of $1,000, in addition to $1,000 for each board meeting attended in person, and $250 for each telephonic meeting of the board in which they participate. Committee chairmen receive $1,000, and committee members $500, for each committee meeting in which they participate. Directors who are not our employees also receive an annual grant of an option to purchase 6,000 shares of our common stock for each year of service on our board of directors. Directors who are our employees receive no additional compensation for their services as directors. New directors receive options for 25,000 shares of our common stock upon joining our board.

See Item 13 “Certain Relationships and Related Transactions” for a description of our consulting agreements with Howard S. Stern, a director, and Donald A Meyer, a former director, which information is incorporated by reference into this Item 11.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We do not have any employment, termination of employment, or change-of-control agreements with any of our executive officers.

Report on Repricing of Options/SARs

In fiscal 2004, we did not adjust or amend the exercise price of any stock options or SARs previously awarded to any of our Named Executive Officers.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The following directors serve on our Compensation Committee: Messrs. Flaherty, Casciaro and Gold. None of these persons was an officer or employee of AngioDynamics or any of its subsidiaries during fiscal 2004, nor were any of them formerly an officer or employee of AngioDynamics or any of its subsidiaries. None of such directors had any relationship requiring disclosure by us under Item 404 of Regulation S-K.

Compensation and Stock Option Committee Report on Executive Compensation

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Compensation and Stock Option Committee Report on Executive Compensation.”

Common Stock Performance Graph

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Common Stock Performance Graph.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the AngioDynamics common stock held by each of our directors, each of our Named Executive Officers, all of our directors and executive officers as a group and all other persons known to us who beneficially own 5% or more of AngioDynamics’ outstanding common stock as of August 4, 2004. Except as otherwise noted, each individual director or named executive officer (including his or her family members) had sole voting and investment power with respect to the AngioDynamics common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned (a)(b)	% of Outstanding Shares
E-Z-EM, Inc. 1111 Marcus Avenue Lake Success, NY 11042	9,200,000	80.4%

Eamonn P. Hobbs	—	—
Robert M. Rossell	—	—
Paul J. Shea	—	—
William M. Appling	—	—
Brian S. Kunst	—	—
Howard S. Stern	—	—
Jeffery Gold	—	—
Paul S. Echenberg	—	—
David P. Meyers	—	—
Howard W. Donnelly	—	—
Dennis S. Meteny	2,000	*
Gregory D. Casciaro	500	*
Robert E. Flaherty	1,200	*
All directors and executive officers as a group (15 persons)	3,700	*

(a)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Under those rules, shares of common stock subject to options that are exercisable or will become exercisable within 60 days of August 4, 2004 are deemed to be outstanding and to be beneficially owned by the person holding the securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(b)	Does not include shares of our common stock that are subject to outstanding options held by our officers and directors that are not currently exercisable and will not become exercisable within 60 days of August 4, 2004. These options will become exercisable upon the earlier of (i) July 26, 2005 and (ii) two months after the distribution by E-Z-EM of our shares of common stock to its stockholders. These options held by our named executive officers and directors cover the following number of shares: Mr. Hobbs, 426,545 shares; Mr. Rossell, 52,272 shares; Mr. Shea, 52,272 shares; Mr. Appling, 52,272 shares; Mr. Kunst, 52,272 shares; Mr. Gold, 42,863 shares; Mr. Echenberg, 95,136 shares; Mr. Stern, 86,772 shares; and Mr. Meyers, 42,863 shares; and all of our directors and executive officers as a group, 1,007,811 shares.

Also does not include shares of common stock subject to options held by our executive officers and directors that will vest and become exercisable at the rate of 20% per year commencing in 2005. These options cover the following number of shares: Mr. Hobbs, 35,500 shares; Mr. Rossell, 10,200 shares; Mr. Shea, 10,200 shares; Mr. Appling, 10,200 shares; Mr. Kunst, 8,000 shares; Mr. Gold, 6,000 shares; Mr. Echenberg, 6,000 shares; Mr. Stern, 6,000 shares; and Mr. Meyers, 6,000 shares; Mr. Meteny, 25,000 shares; Mr. Donnelly, 25,000 shares; Mr. Casciaro, 25,000 shares; Mr. Flaherty, 25,000 shares; and all of our directors and executive officers as a group, 216,300 shares.

*	Less than 1%.

Stock Ownership of Directors, Named Executive Officers and Principal E-Z-EM Stockholders

Approximately 80.4% of our common stock is currently owned by E-Z-EM. Certain of our Named Executive Officers and directors will receive shares in the distribution by E-Z-EM of our common stock to its stockholders in respect of any E-Z-EM common stock that they hold on the record date of the distribution. E-Z-EM has announced that the record date for the distribution will be October 11, 2004. The treatment of all E-Z-EM options held by our employees, including our Named Executive Officers, is discussed below under “Relationship and Arrangements with E-Z-EM-Treatment of E-Z-EM Options” in Item 13 of this report.

The following table sets forth the E-Z-EM common stock held by each of our directors, each of our Named Executive Officers, all of our directors and executive officers as a group and all other persons known to us who beneficially own 5% or more of E-Z-EM’s outstanding common stock as of August 4, 2004. Except as otherwise noted, each individual director or named executive officer (including his or her family members) had sole voting and investment power with respect to the E-Z-EM common stock.

Name	Number of Shares of Common Stock Owned (a)		% of Outstanding Shares
Eamonn P. Hobbs	10,059		*
Robert M. Rossell	—		—
Paul J. Shea	—		—
William M. Appling	—		—
Brian S. Kunst	4,502	(b)	*
Howard S. Stern	2,040,099	(c)	19.0
Jeffery Gold	—		—
Paul S. Echenberg	83,305	(d)	*
David P. Meyers	689,167	(e)	6.4
Howard W. Donnelly	—		—
Dennis S. Meteny	—		—
Gregory D. Casciaro	—		—
Robert E. Flaherty	—		—
Stewart J. Meyers	691,973	(f)	6.4
Jonas I. Meyers	598,319	(g)	5.6
Ira Albert	800,042	(h)	7.5
Wellington Management Company	707,402	(i)	6.6
All directors and executive officers as a group (15 persons)	2,827,132		26.2

(a)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are exercisable or will become exercisable within 60 days of August 4, 2004 into shares of E-Z-EM common stock are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(b)	Includes 4,502 shares issuable under currently exercisable options at an average exercise price of $3.78 per share.
(c)	Includes 4,000 shares issuable under currently exercisable options at an average exercise price of $8.70 per share. Does not include 304,431 shares owned by Mr. Stern’s son or an aggregate of 437,677 shares owned or issuable under currently exercisable options held by Mr. Stern’s daughter, her husband, Peter J. Graham, and their minor children, as to which shares Mr. Stern disclaims beneficial ownership. The information relating to Mr. Stern’s share ownership and that of the persons named in this footnote was obtained from a Schedule 13D dated September 26, 2003, filed jointly by Mr. Stern, Seth F. Stern and Rachel Stern Graham, a Form 4 filed by Mr. Stern on July 16, 2004, a Form 4 filed by Seth Stern on May 14, 2004 and a Form 4 filed by Peter Graham on May 19, 2004.

(d)	Includes 41,966 shares issuable under currently exercisable options at an average exercise price of $4.41 per share.
(e)	Includes 2,000 shares issuable under currently exercisable options at an average exercise price of $8.70 per share. Does not include (i) 121,849 shares held by Mr. Meyers’ wife, (ii) 25,773 shares held by a trust established for the benefit of his children, and (iii) 52,134 shares in which Mr. Meyers has a remainder interest and his mother has a life estate. Mr. Meyers has disclaimed beneficial ownership of all of the shares described in the preceding sentence. The information relating to Mr. Meyers’ share ownership was obtained from a Schedule 13D dated February 23, 2004, filed jointly by Mr. Meyers and others and a Form 4 filed by Mr. Meyers on August 9, 2004.
(f)	Excludes 49,632 shares in which Mr. Meyers has a remainder interest and his mother has a life estate, as to which he disclaims ownership. The information relating to Jonas I. Meyers’ share ownership was obtained from the Schedule 13D described in footnote (e), above.
(g)	Excludes (i) 119,940 shares held by Mr. Meyers’ wife, (ii) 290,002 shares held by a trust established for the benefit of his children, and (iii) 49,632 shares in which he has a remainder interest and his mother has a life estate, as to which Mr. Meyers disclaims beneficial ownership. The information relating to Stuart J. Meyers’ share ownership was obtained from the Schedule 13D described in footnote (e), above.
(h)	Mr. Albert’s share ownership was obtained from a Schedule 13D dated July 18, 2003.
(i)	Wellington Management Company’s share ownership was obtained from a Schedule 13G dated February 13, 2004. Of the shares beneficially owned by Wellington Management, 523,602 shares are owned of record by Vanguard Specialized Funds — Vanguard HealthCare Fund, or Vanguard, as reflected in a Schedule 13G dated February 5, 2004 filed by Vanguard and the Schedule 13G filed by Wellington Management.

*	Less than 1%.

Equity Compensation Plan Information

The following table sets forth information, as of May 29, 2004, with respect to compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,490,318	$5.12	1,707,357	[1]
Equity compensation plans not approved by security holders	None	None	None
Total	1,490,318	$5.12	1,707,357

[1]	Includes an aggregate of 707,357 shares reserved for issuance under our 1997 Stock Option Plan, our Spin-Off Adjustment Stock Option Plan for Certain Participants in the E-Z-EM, Inc. 1983 Stock Option Plan, and our Spin-Off Adjustment Stock Option Plan for Certain Participants in the E-Z-EM, Inc. 1984 Directors and Consultants Stock Option Plan. Also includes 1,000,000 shares reserved for issuance under our 2004 Stock and Incentive Award Plan, which provides for grants of stock options, restricted stock, stock appreciation rights, performance units, performance shares, and incentive awards.

Item 13. Certain Relationships and Related Transactions

RELATIONSHIP AND ARRANGEMENTS WITH E-Z-EM

We have entered into a master separation and distribution agreement and other agreements with E-Z-EM that relate to our relationship with E-Z-EM both currently and after the anticipated distribution by E-Z-EM to its stockholders of all of the shares of our common stock held by E-Z-EM. In this section, references to E-Z-EM include all of its subsidiaries except us.

Master Separation and Distribution Agreement

The master separation and distribution agreement contains the key provisions related to our separation from E-Z-EM and the distribution of our shares to E-Z-EM’s common stockholders. The other agreements referenced in the master separation and distribution agreement govern various interim and ongoing relationships between E-Z-EM and us. These agreements consist of a corporate agreement and a tax allocation and indemnification agreement.

The Distribution

The master separation and distribution agreement governs the rights and obligations of E-Z-EM and our company regarding our completed initial public offering and the proposed distribution by E-Z-EM to its common stockholders of the shares of our common stock held by E-Z-EM, which is also referred to in this section of this report as the “distribution.” E-Z-EM has announced that will make the distribution on October 30, 2004.

We are required to cooperate with E-Z-EM to accomplish the distribution and, at E-Z-EM’s direction, to promptly take any and all actions necessary or desirable to effect the distribution.

Indemnification

Under the master separation and distribution agreement, we will indemnify E-Z-EM and its officers, directors, stockholders, employees or other representatives from all losses they suffer arising out of or due to any of the following:

•	our failure to pay, perform or discharge in due course the liabilities, if any, assumed by us in connection with the distribution or our separation from E-Z-EM;

•	our failure to comply with the terms of the master separation and distribution agreement or any of the other agreements we enter into with E-Z-EM in connection with the distribution;

•	any untrue statement of a material fact or material omission contained in the prospectus for our initial public offering or any similar documents relating to the offering, other than information provided by and related to E-Z-EM, or, in connection with the distribution, if we provide E-Z-EM with such information about our business;

•	any action or inaction by us that causes the distribution by E-Z-EM of our stock to its stockholders to be taxable to E-Z-EM or its stockholders, to the extent E-Z-EM or its stockholders are adversely affected;

•	any out-of-pocket payments by E-Z-EM under its $500,000 self-insurance retention, which are limited to $500,000 per claim, and any increases in E-Z-EM’s insurance premiums caused by claims based upon our business;

•	any defense of any claims, investigations or proceedings arising out of or in connection with the funding and other payment obligations of AngioDynamics related to E-Z-EM’s benefit plans;

•	any credit support agreement (e.g., guaranties) previously entered into by E-Z-EM for our benefit;

•	any proceedings relating to the operation of our business prior to the date of distribution in which E-Z-EM is a defendant solely because it was our stockholder;

•	any claims arising with respect to one of our pre-distribution employment arrangements;

•	any claims based on our gross negligence or willful misconduct in performing intercompany services; or

•	any claims based on our manufacturing and production for E-Z-EM.

If the distribution of our stock to E-Z-EM stockholders fails to qualify as a tax-free spin-off, there will be adverse tax consequences to both E-Z-EM and to E-Z-EM’s stockholders. At the E-Z-EM level, the distribution will be treated as if the stock of AngioDynamics was sold and E-Z-EM will be subject to both Federal and state income tax based upon the spread between its tax basis in the stock and the fair market value of the stock on the date of distribution. E-Z-EM’s stockholders will be subject to a 15% dividend tax at the Federal level and possibly to state taxes based upon the fair market value of the dividend. Assuming, (i) E-Z-EM’s current tax basis in AngioDynamics of $24.5 million is unchanged at the time of the distribution, (ii) the fair market value of the 9,200,000 shares of our common stock distributed to E-Z-EM’s stockholders is $13 per share, (iii) a 15% U.S. Federal tax rate on qualified dividends, (iv) zero tax to stockholders at the state level and, (v) a 37% combined Federal and the state tax rate for E-Z-EM, then our potential indemnification obligation (assuming the failure to qualify for tax-free treatment was caused by us) would aggregate approximately $53.2 million, including $35.2 million to E-Z-EM and $18.0 million to E-Z-EM’s stockholders. If any of these factors should be different at the time the distribution is completed, our liability could be greater or less.

E-Z-EM will indemnify us and our officers, directors, stockholders, employees or other representatives from any and all losses we or E-Z-EM suffer arising out of or due to any of the following:

•	E-Z-EM’s failure to pay, perform or discharge in due course E-Z-EM’s liabilities that are not assumed by us in connection with the distribution or our separation from E-Z-EM;

•	E-Z-EM’s failure to comply with the terms of the master separation and distribution agreement or any of the other agreements we enter into with E-Z-EM in connection with the distribution;

•	any action or inaction by E-Z-EM that causes the distribution to be taxable, to the extent we or our stockholders are adversely affected;

•	any defense of any claims, investigations or proceedings arising out of E-Z-EM’s benefit plans if caused by the gross negligence or willful misconduct of E-Z-EM personnel;

•	any claims arising out of pre-distribution employment arrangements for which E-Z-EM is liable under the master separation and distribution agreement; or

•	any claims based on E-Z-EM’s gross negligence or willful misconduct in performing intercompany services.

All indemnification amounts will be reduced by any insurance proceeds and other offsetting amounts actually recovered by the party entitled to indemnification.

Conflicts of Interest

Although E-Z-EM will be able to control our activities prior to its distribution of our common stock, we and E-Z-EM have agreed in the master separation and distribution agreement that, for a period of two years from the distribution date and subject to limited exceptions, each company will not engage in any activities or lines of business included within the other’s business at the time of the offering. Additionally, during this two-year period, the master separation and distribution agreement provides that we and E-Z-EM have no right to claim a corporate opportunity in business opportunities that are falling within the other company’s current business.

Access to Information

Under the master separation and distribution agreement, we and E-Z-EM are obligated to provide each other access to information as follows:

•	we and E-Z-EM will provide each other with any information in our respective possession that the other party requests (i) to comply with requirements imposed on the requesting party by a governmental authority, (ii) for use in any proceeding or to satisfy audit, accounting, regulatory, litigation, tax or similar requirements, or (iii) to comply with its obligations under the master separation and distribution agreement or any ancillary agreement;

•	after the distribution, we and E-Z-EM will use reasonable commercial efforts to make available each other’s past, present and future directors, officers, other employees and agents as witnesses in any legal, administrative or other proceedings in which the other party may become involved;

•	the company providing information, consultant or witness services under the master separation and distribution agreement will be entitled to reimbursement from the other for reasonable expenses incurred in providing this assistance;

•	we will retain all proprietary information in our possession relating to our business for a period of time and, if we intend to destroy this information after the retention period, we must give E-Z-EM opportunity to take possession of the information; and

•	we and E-Z-EM will hold in strict confidence all information concerning or belonging to the other for a period of up to six years.

Use of Funds

Pursuant to the master separation and distribution agreement, we used part of the proceeds of our initial public offering to repay $3,000,000 of indebtedness to E-Z-EM and E-Z-EM capitalized the remaining $13,148,000 of our indebtedness to E-Z-EM.

Termination

The master separation and distribution agreement may be terminated by the mutual consent of E-Z-EM and us.

Expenses

In general, E-Z-EM and our company will each be responsible for our own costs (including all associated third-party costs) incurred in connection with the transactions contemplated by the master separation and distribution agreement. However, under the agreement we paid all costs and expenses, including those incurred by E-Z-EM, in connection with our initial public offering, and E-Z-EM has agreed to pay all costs, including associated third party costs, of the distribution.

Support Services, Manufacturing and Distribution Arrangements

The master separation and distribution agreement also governs the provision by E-Z-EM to us of support services, such as:

•	accounting and finance;

•	legal services;

•	consulting;

•	sales and marketing, to a limited extent; and

•	other general administrative functions.

For providing the preceding services, E-Z-EM will receive compensation from us based upon the companies’ estimates of the relative amount of time that E-Z-EM personnel will spend performing these services for AngioDynamics and E-Z-EM. E-Z-EM and AngioDynamics believe that the aggregate amount payable to E-Z-EM for these services will not exceed $220,000. The terms of these services will expire no later than December 31, 2004, unless terminated sooner by E-Z-EM.

Under the master separation and distribution agreement, we will also provide E-Z-EM with manufacturing services consistent with those provided prior to the distribution. On January 1, 2005, the prices E-Z-EM pays will increase so as to result in our achieving a gross margin of 50% on each product. These services will terminate on December 31, 2005, unless terminated sooner by E-Z-EM upon 60 days notice.

Under this agreement, we have agreed to engage subsidiaries of E-Z-EM as distributors of our products in Canada and the United Kingdom pursuant to exclusive three-year distribution agreements in substantially the form we use for unrelated distributors.

Treatment of E-Z-EM Options

E-Z-EM has advised us that to give effect to the separation of our company from E-Z-EM, it intends to reduce the exercise price of and, if necessary, reduce or increase the number of shares subject to, all E-Z-EM stock options, including options held by our officers and directors, outstanding prior to the date that E-Z-EM distributes our shares of common stock to its stockholders. Under our master separation and distribution agreement with E-Z-EM, we have agreed to grant options to purchase shares of our common stock to the E-Z-EM option holders at that time. The number of shares subject to, and exercise prices of, the adjusted E-Z-EM options and the AngioDynamics options will be set so that the adjusted E-Z-EM options and the AngioDynamics options will have the same ratio of exercise price to market price, and, to the extent possible, the same aggregate difference between the market price and exercise price, or intrinsic value, as did the E-Z-EM options at the time of the distribution. We will use the opening market price of the E-Z-EM and AngioDynamics common stock on the first trading day immediately following the distribution to determine the number of shares subject to, and the exercise price of, the adjusted E-Z-EM options and AngioDynamics options to be issued.

Except for the adjusted exercise price, and, if applicable, the number of shares subject to the options, the terms and conditions of the E-Z-EM options, including the vesting provisions, will remain the same. In connection with the grant of AngioDynamics options, we have adopted certain option plans intended to substantially “mirror” the provisions of the E-Z-EM option plans under which the outstanding E-Z-EM options were granted. We have reserved an aggregate of 700,000 shares of our common stock under these plans. To ensure that each AngioDynamics option is granted without any additional benefit not provided by the underlying outstanding E-Z-EM option, the AngioDynamics options will be granted under the terms of the corresponding “mirror” plan. The AngioDynamics options will vest and become exercisable in accordance with the terms of the E-Z-EM options to which they relate, and will expire as follows. For our officers and directors, one-half of the AngioDynamics options will expire upon the later of (i) 12 months after one-half of the options become exercisable in full and (ii) November 22, 2005. The remaining one-half of the options will expire upon the later of (i) 24 months after the remaining one-half of the options become exercisable in full and (ii) November 22, 2006. For all other options recipients, one-half of their options will expire upon the later of (i) 12 months after one-half of the options become exercisable in full and (ii) 12 months from the date of the completion by E-Z-EM of the distribution of our shares to its stockholders. The remaining one-half of their options will expire upon the later of (i) 24 months after the remaining one-half of the options become exercisable in full and (ii) 24 months from the date of the completion by E-Z-EM of the distribution. However, in no event will the options be exercisable beyond the exercise period of the E-Z-EM options to which they relate.

Corporate Agreement

If the distribution of our shares by E-Z-EM is not completed, E-Z-EM would not be permitted to sell its shares of our common stock without registration under the Securities Act or a valid exemption thereunder.

Additionally, if we issue additional shares or other voting equity interests, the ownership interest of E-Z-EM in our voting shares would likely decrease below the levels necessary for E-Z-EM to complete a tax-free distribution of our shares, as is currently contemplated. For these reasons, and to provide for certain other matters of a “corporate” nature, we have entered into an agreement with E-Z-EM to provide E-Z-EM with certain preemptive rights, registration rights and rights related to private sales of our common stock. We have also agreed for our fiscal year and annual audit to coincide with those of E-Z-EM. E-Z-EM has agreed not to vote its shares so as to cause the composition of our board of directors to not have a sufficient number of independent directors or a “financial expert” if required under the Sarbanes-Oxley Act of 2002 and applicable NASDAQ rules and regulations. E-Z-EM has also agreed not to cast any other votes that would preclude us from qualifying for listing or being quoted as a public company under applicable securities laws or regulations, including the Sarbanes-Oxley Act of 2002 and rules and regulations applicable to NASDAQ companies.

In the context of the corporate agreement, unless the context below indicates to the contrary, references to E-Z-EM are deemed to include references to E-Z-EM’s wholly-owned affiliates or any entity that in the future wholly-owns E-Z-EM (or a wholly-owned subsidiary of such a company).

Approval Rights for Issuances

We have agreed with E-Z-EM that we will not issue equity securities or convertible debt without E-Z-EM’s prior consent if the issuance would cause E-Z-EM to own less than 80% of our outstanding equity or voting power on a fully-diluted basis or otherwise cause the distribution not to be tax-free to E-Z-EM and its stockholders. E-Z-EM’s consent right will terminate upon the earliest of (i) E-Z-EM notifying us that it is abandoning the distribution, (ii) completion of the distribution by E-Z-EM, (iii) February 5, 2005, or (iv) August 5, 2005 if, by February 5, 2005, E-Z-EM obtains an opinion of counsel that completion of the distribution after February 5, 2005 will not result in the distribution being taxable to E-Z-EM and its stockholders. E-Z-EM may be unwilling to give its consent before completing the distribution or may impose conditions in its consent, including the right to acquire such number of our securities so as to enable it to maintain its percentage ownership of our securities.

Registration Rights

The demand registration rights under the corporate agreement become effective in December 2004. All registration rights terminate at such time as E-Z-EM no longer owns at least five percent of our issued and outstanding common stock or, if earlier, when E-Z-EM could sell all of the shares of our common stock owned by it pursuant to Rule 144 under the Securities Act during any three-month period. The corporate agreement covers those shares of our common stock that are held by E-Z-EM. The rights thereunder are not otherwise transferable to unaffiliated companies.

Demand Registration

E-Z-EM can require us to register for offer and sale all or a portion of our common stock held by E-Z-EM so long as the shares that E-Z-EM requires us to register, in each case, represent at least five percent of the then outstanding shares of our common stock. E-Z-EM may request no more than one demand registration or “unregistered demand” (described under “Private Sales,” below) during any twelve-month period.

Terms of Each Offering

E-Z-EM will designate whether its offering of common stock effected pursuant to a demand registration is a one time offering or a shelf registration. In any case, we will only be required to keep the applicable registration statement effective until the earlier of 120 days from the effective date of the registration statement or until E-Z-EM has disposed of the shares covered thereby. E-Z-EM has the right to designate the lead managing underwriter in any such offering. If the shares covered by the registration statement have an aggregate value in excess of $20 million, we may designate a co-managing underwriter, subject to E-Z-EM’s acceptance of such underwriter.

Timing of Demand Registrations

In addition to the above-noted limitation of one demand registration during any 12-month period, we will not be required to undertake a demand registration (or the preparation of an offering memorandum for private sales) within six months of the completion of an offering under a previous demand registration. In addition, we have the right, which may be exercised once in any 12-month period, to postpone the filing or effectiveness of any demand registration for up to 90 days if we determine that such registration would reasonably be expected to require the disclosure of non-public information concerning a material event or transaction and such disclosure would have a material adverse effect on us.

Piggy-Back Registration Rights

If we at any time intend to file on our behalf, or on behalf of any of our other security holders, a registration statement in connection with a public offering of any of our securities on a form and in a manner that would permit the registration for offer and sale of our common stock held by E-Z-EM, then E-Z-EM will have the right to include its shares in that offering. The number of shares sought by E-Z-EM to be included must constitute at least five percent of our issued and outstanding shares of common stock. If the managing underwriter notifies us that the number of securities proposed to be registered in the offering exceeds the number that can be sold in such offering, we will include in such offering the number of securities that, in the opinion of the managing underwriter, can be sold, as follows:

•	first, the securities that we propose to sell for our own account;

•	second, the shares of common stock that E-Z-EM requests to be included; and

•	third, other securities requested to be included in the offering.

Private Sales

Subject to the yearly limitation on demand registrations described above, E-Z-EM may require us to prepare and distribute an offering memorandum in connection with any unregistered offering of E-Z-EM’s shares of our common stock (an unregistered demand). The limitations above on E-Z-EM’s share ownership, the threshold amount of shares being sold, and our ability to postpone the sale apply equally to these unregistered offerings.

Expenses

We will be responsible for applicable registration and private offering expenses in connection with the performance of our obligations for a registration or a private sale under the applicable provisions of the corporate agreement. E-Z-EM will be responsible for all of the fees and expenses of its counsel, any applicable underwriting discounts or commissions or placement agent’s fees and commissions, and any registration or filing fees with respect to the shares of our common stock being sold by E-Z-EM, as applicable.

Indemnification

With respect to both registered and unregistered offerings, the corporate agreement provides for indemnification and contribution by us for the benefit of E-Z-EM and its affiliates and representatives. In limited situations, the corporate agreement provides for indemnification by E-Z-EM for our benefit, as well as for any underwriters with respect to the information included in any registration statement, prospectus or related document.

Transfer

Other than with respect to transfers by E-Z-EM to any of the entities described above, the transfer by E-Z-EM of its rights under the corporate agreement will not entitle the transferees of those rights to the benefits of the corporate agreement. Transfer rights do not “attach” to the shares of our common stock.

Other Covenants

We have agreed that, for so long as E-Z-EM beneficially owns at least 50% of our outstanding common stock, we will not (without E-Z-EM’s prior consent) take any action that would limit the ability of E-Z-EM or its transferee to transfer its shares of our common stock. In addition, during the two year period following the distribution, we will not take any action or enter into any agreement that would reasonably be expected to result in the distribution not being tax-free to E-Z-EM and its stockholders without the written consent of E-Z-EM.

Under the corporate agreement, we have agreed to keep E-Z-EM’s auditors as our auditors and to keep our fiscal year unchanged. We have also agreed to provide to E-Z-EM and its independent auditors all information and documents required and to otherwise coordinate the audit of our financial statements and the preparation of our interim financial statements so that E-Z-EM or its auditors, as applicable, will be able to prepare, file and distribute E-Z-EM’s financial statements and audit report in a timely manner. We have also agreed to provide to E-Z-EM and its independent auditors access to the auditor who reviewed our financial statements so that E-Z-EM and its independent auditors may conduct their audits relating to our financial statements. Additionally, we will not change our significant accounting policies for periods in which our financial results are included in E-Z-EM’s consolidated financial statements unless we are required to do so to comply, in all material respects, with generally accepted accounting principles or SEC requirements. We have also agreed to consult with E-Z-EM regarding the timing and content of its earnings releases. The foregoing obligations will survive for so long as E-Z-EM is entitled to consolidate our company within its audited financial statements.

Tax Allocation and Indemnification Agreement

Allocation of Taxes

We have also entered into a tax allocation and indemnification agreement (“tax allocation agreement”) with E-Z-EM. The tax allocation agreement governs the respective rights, responsibilities and obligations of E-Z-EM and us with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns.

In general, under the tax allocation agreement:

•	E-Z-EM is responsible for any U.S. Federal income taxes of the affiliated group of which E-Z-EM is the common parent. However, during the period (or portion of a period) that we are included in the affiliated group beginning after the date of this offering, we are responsible for our share of such income tax liability computed as if we had filed a separate Federal income tax return that included only us for that period (or portion of a period). For any periods beginning after the distribution of E-Z-EM of its shares of our common stock to its stockholders, we will be responsible for our own U.S. Federal income taxes.

•	E-Z-EM is responsible for any U.S. Federal income taxes reportable on a consolidated return that includes E-Z-EM or one of its subsidiaries and us. However, if we are included in such a group for U.S. Federal income tax purposes for periods (or portions thereof) beginning after the date of this offering, we are responsible for our portion of such income tax liability as if we had filed a separate tax return that included only us for that period (or portion of a period).

•	E-Z-EM is responsible for any U.S. Federal income taxes reportable on returns that include only E-Z-EM and its subsidiaries (excluding us), and we are responsible for any state or local income taxes filed on returns that include only us.

•	E-Z-EM and we are each responsible for any non-income taxes attributable to our business for all periods.

E-Z-EM is primarily responsible for preparing and filing any tax return for the E-Z-EM affiliated group for U.S. Federal income tax purposes. We are responsible for preparing and filing any tax returns that include only us.

We generally have exclusive authority to control tax contests related to tax returns that include only us and our subsidiaries. E-Z-EM generally has exclusive authority to control tax contests related to any tax returns of the E-Z-EM affiliated group for U.S. Federal income tax purposes and related to any consolidated, combined or unitary group for U.S. state or local income tax purposes that includes E-Z-EM or any of its subsidiaries. However, E-Z-EM must consult with us with respect to any tax issue relating to us or any of our subsidiaries.

The tax allocation agreement also assigns responsibilities for administrative matters, such as the filing of returns, payment of taxes due, retention of records and conduct of audits, examinations or similar proceedings. In addition, the tax allocation agreement provides for cooperation and information allocation with respect to taxes.

Preservation of the Tax-free Status of the Distribution

E-Z-EM has received a private letter ruling from the IRS that the distribution will qualify as a tax-free distribution for which no gain or loss is recognized by E-Z-EM or its stockholders for Federal income tax purposes under Section 355 and related provisions of the Internal Revenue Code. In order to obtain the ruling, we were required to make certain representations regarding our company and our business and E-Z-EM was required to make certain representations regarding it and its business. We have also agreed to certain restrictions that are intended to preserve the tax-free status of the distribution. We may take certain actions otherwise prohibited by these covenants if E-Z-EM seeks and obtains another private letter ruling from the IRS to the effect that such action would not jeopardize the tax-free status of the distribution. These covenants include restrictions on our:

•	issuance, sale or acquisition of our stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements);

•	sales of assets outside the ordinary course of business; and

•	entering into any other corporate transaction that, together with the stock that is being sold in this offering, and certain other stock transactions, would cause us to undergo a 50% or greater change in our stock ownership.

We have generally agreed to indemnify E-Z-EM and its affiliates against any and all tax-related liabilities incurred by them relating to the distribution to the extent caused by an acquisition of our stock or assets, or other actions of ours.

OTHER RELATED PARTY TRANSACTIONS

Effective as of January 1, 2002, E-Z-EM entered into an agreement with Howard S. Stern, the chairman of E-Z-EM’s board and one of our directors, under which Mr. Stern agreed to provide certain services to E-Z-EM and us until December 31, 2004. These services include serving as chairman of both E-Z-EM’s and our board of directors, consulting with management of both companies on corporate governance, investor relations and other matters and generally providing guidance and assistance on industry-related matters. Under the agreement, Mr. Stern was nominated for, and subsequently elected to, a three-year term as a director of E-Z-EM, and serves as the chairman of E-Z-EM’s board. Mr. Stern has resigned as chairman of our board but remains a director. So long as Mr. Stern remains chairman of E-Z-EM, he is entitled to receive twice the regular fees and other compensation (including cash, stock and options) paid to other directors for service on E-Z-EM’s board, but not compensation paid to our other directors for service on our board. As compensation for his services, Mr. Stern is receiving 36 equal monthly payments of $20,833, as well as certain bonus opportunities from E-Z-EM. Mr. Stern also receives other benefits, including medical and dental insurance for himself and his wife and use of a company automobile, and, so long as he remains E-Z-EM’s chairman, up to $80,000 annually for reimbursement of reasonable business expenses. Prior to our initial public offering we reimbursed E-Z-EM for 35% of Mr. Stern’s compensation and expenses paid under the agreement. Under our master separation and distribution agreement with E-Z-EM, we have assumed 35% of E-Z-EM’s payment obligations to Mr. Stern under the agreement, which total $7,300 in fees and $2,300 for expenses on a monthly basis for the remainder of the term of the agreement.

William M. Appling, our Vice President, Research has been a partner and executive officer of Protube Extrusion, LLP since 1992. Protube Extrusion produces tubing used in some of our catheters. In fiscal 2004 we purchased $229,700 of products and services from Protube Extrusion. The board has approved these transactions and determined that the terms of the transactions are equivalent to terms that would arise in an arm’s length relationship.

The Company entered into an agreement, effective as of January 2004, with Donald A. Meyer, who resigned as a director as of March 1, 2004, under which Mr. Meyer agreed to serve as the trustee of the Company’s 401(k) savings plan and to provide other consulting services at the Company’s request. The agreement is for a term of 36 months but will terminate sooner upon a change of control of the Company, Mr. Meyer’s death or a material breach of the agreement that is not cured within 30 days. Mr. Meyer will receive 36 equal monthly payments of $3,500 and reimbursement for reasonable business expenses incurred in providing services under the agreement. The fees paid in 2004 approximated $17,500.

Further, the expiration date of Mr. Meyer’s options have been extended under this agreement to the earlier of (i) December 31, 2006 or (ii) the tenth anniversary of the original grant date of each option. Mr. Meyer remains a director of the Parent. In connection with the extension of the expiration date of Mr. Meyer’s options, the fair value of Mr. Meyer’s options to acquire 42,263 of the Company’s common stock has been recorded as a non-cash dividend to the Parent in the amount of $468,000, with the corresponding credit to “Additional Paid-in Capital” on the effective date.

Item 14. Principal Accountant Fees and Services

The information required by this caption is incorporated herein by reference to our Proxy Statement under the headings “Principal Accounting Fees and Services” and “Audit Committee Pre-approval Policies and Procedures.”

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Page
(a) 1. Financial Statements

The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

Report of Independent Registered Public Accounting Firm	66

Consolidated balance sheets—May 29, 2004 and May 31, 2003	67

Consolidated statements of earnings—fifty-two weeks ended May 29, 2004, May 31, 2003 and June 1, 2002	69

Consolidated statement of stockholders’ equity and comprehensive income—fifty-two weeks ended May 29, 2004, May 31, 2003 and June 1, 2002	70

Consolidated statements of cash flows—fifty-two weeks ended May 29, 2004, May 31, 2003 and June 1, 2002	71

Notes to consolidated financial statements	72

(a) 2. Financial Statement Schedules

The following consolidated financial statement schedule is included in Part IV of this report:

Schedule II—Valuation and qualifying accounts	90

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (a)

3.2	Amended and Restated Bylaws of the Registrant (a)

4.1	Form of Rights Agreement of the Registrant (a)

4.2	Form of specimen Stock Certificate of the Registrant (a)

10.1	Supply and Distribution Agreement dated April 1, 2002 between the Registrant and biolitec, Inc. (a)

10.2	The Registrant’s 1997 Stock Option Plan, as amended (a)

10.3	Form of Master Separation and Distribution Agreement between the Registrant and E-Z-EM, Inc. (a)

10.4	Form of Tax Allocation and Indemnification Agreement between the Registrant and E-Z-EM, Inc. (a)

10.5	Form of Corporate Agreement between the Registrant and E-Z-EM, Inc. (a)

10.6	Distribution Agreement dated March 31, 2002 between the Registrant and Medical Components Inc. (a)

10.7	Loan and Security Agreement dated August 28, 2002, between the Registrant and Keybank National Association (a)

10.8	First Amendment to Loan and Security Agreement dated as of December 29, 2003, between the Registrant and Keybank National Association (a)

10.9	Amended and Restated Promissory Note dated as of December 29, 2003, between the Registrant and Keybank National Association (a)

10.10	Building Loan Agreement dated as of August 1, 2002, between the Registrant and Keybank National Association (a)

10.11	Mortgage and Security Agreement dated as of August 1, 2002, among the Counties of Warren and Washington Industrial Development Agency, the Registrant and Keybank National Association (a)

10.12	Trust Indenture dated as of August 1, 2002, between the Counties of Warren and Washington Industrial Development Agency and The Huntington National Bank (a)

10.13	Remarketing Agreement dated as of August 1, 2002, among the Registrant, McDonald Investments Inc., as Remarketing Agent, and the Counties of Warren and Washington Industrial Development Agency (a)

10.14	Counties of Warren and Washington Industrial Development Agency Multi-Mode Variable Rate Industrial Development Revenue Bond (AngioDynamics, Inc. Project-Letter of Credit Secured), Series 2002, having a Maturity Date of August 1, 2022 (a)

10.15	Installment Sale Agreement dated as of August 1, 2002, between the Counties of Warren and Washington Industrial Development Agency and the Registrant (a)

10.16	Reimbursement Agreement dated as of August 1, 2002, between the Registrant and Keybank National Association (a)

10.17	First Amendment to Reimbursement Agreement dated as of December 29, 2003, between the Registrant and Keybank National Association (a)

10.18	The Registrant’s 2004 Stock and Incentive Award Plan (a)

10.19	Agreement effective as of January 1, 2002 between E-Z-EM, Inc. and Howard Stern (a)

10.20	Agreement effective as of January 1, 2004 between the Registrant and Donald A. Meyer (a)

10.21	Form of Indemnity Agreement between the Registrant and its directors and officers (a)

10.22	Spin-off Adjustment Stock Option Plan for Certain Participants in the E-Z-EM Inc. 1983 Stock Option Plan

10.23	Spin-off Adjustment Stock Option Plan for Certain Participants in the E-Z-EM Inc. 1984 Directors and Consultants Stock Option Plan

10.24	Amendment to Supply and Distribution Agreement dated as of April 1, 2004 between the Registrant and biolitec, Inc. (amendment to agreement filed as Exhibit 10.1) (a)

21.1	Subsidiaries of the Registrant (a)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14

32.1	Certification pursuant to Rule 13a-14(b) or 15d-14(b) and Section 1350 of Title 18 of the United States Code.

32.2	Certification pursuant to Rule 13a-14(b) or 15d-14(b) and Section 1350 of Title 18 of the United States Code.

(a)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form S-1 (SEC Reg. No. 333-13329)

(b) Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the fiscal quarter ended May 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC. (Registrant)

Date: August 27, 2004	/s/ PAUL S. ECHENBERG
Paul S. Echenberg, Chairman of the Board, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 27, 2004	/s/ PAUL S. ECHENBERG
Paul S. Echenberg, Chairman of the Board, Director

Date: August 27, 2004	/s/ EAMONN P. HOBBS
Eamonn P. Hobbs, President, Chief Executive Officer

Date: August 27, 2004	/s/ JOSEPH G. GERARDI
Joseph G. Gerardi, Vice President - Chief Financial Officer, Treasurer (Principal Financial and Chief Accounting Officer)

Date: August 27, 2004	/s/ HOWARD S. STERN
Howard S. Stern, Director

Date: August 27, 2004	/s/ HOWARD W. DONNELLY
Howard W. Donnelly, Director

Date: August 27, 2004	/s/ JEFFREY G. GOLD
Jeffrey G. Gold, Director

Date: August 27, 2004	/s/ DENNIS S. METENY
Dennis S. Meteny, Director

Date: August 27, 2004	/s/ DAVID P. MEYERS
David P. Meyers, Director

Date: August 27, 2004	/s/ GREGORY D. CASCIARO
Gregory D. Casciaro, Director

Date: August 27, 2004	/s/ ROBERT E. FLAHERTY
Robert E. Flaherty, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AngioDynamics, Inc.

We have audited the accompanying consolidated balance sheets of AngioDynamics, Inc. and Subsidiaries, a majority-owned subsidiary of E-Z-EM, Inc., as of May 29, 2004 and May 31, 2003, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the fifty-two weeks ended May 29, 2004, May 31, 2003 and June 1, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AngioDynamics, Inc. and Subsidiaries as of May 29, 2004 and May 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended May 29, 2004, May 31, 2003 and June 1, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the financial statement schedule listed in the Index at Item 15(a) (2). In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ GRANT THORNTON LLP

Melville, New York

July 13, 2004, except for Note R, as to which

the date is August 17, 2004

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

CONSOLIDATED BALANCE SHEETS

(in thousands)

	May 29, 2004	May 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,747	$939
Restricted cash	101	798
Debt securities, at fair value	737	729
Accounts receivable—trade, net of allowance for doubtful accounts of $289 in 2004 and $228 in 2003	7,945	6,532
Stock subscription receivable	19,949
Inventories	8,545	8,631
Deferred income taxes	681	652
Prepaid expenses and other	670	244

Total current assets	40,375	18,525

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	7,343	6,261

DEFERRED INCOME TAXES	642	826

INTANGIBLE ASSETS, less accumulated amortization of $911 in 2004 and $789 in 2003	964	1,036

OTHER ASSETS	402	408

	$49,726	$27,056

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 29, 2004	May 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,143	$2,707
Accrued liabilities	3,343	2,072
Due to parent	653	1,246
Current portion of long-term debt	155	140
Notes payable—parent	3,000
Income taxes payable	100

Total current liabilities	9,394	6,165

LONG-TERM DEBT, net of current portion	3,100	3,255

NOTES PAYABLE—PARENT		16,148

Total liabilities	12,494	25,568

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, no shares issued and outstanding
Common stock, par value $.01 per share, 45,000,000 shares authorized, 11,150,000 shares issued and outstanding	112	92
Additional paid-in capital	45,506	12,639
Accumulated deficit	(8,268)	(10,943)
Accumulated other comprehensive loss	(118)	(300)

Total stockholders’ equity	37,232	1,488

	$49,726	$27,056

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Fifty-two weeks ended
	May 29, 2004	May 31, 2003	June 1, 2002
Net sales	$49,055	$38,434	$30,890
Cost of goods sold	23,254	18,572	15,333

Gross profit	25,801	19,862	15,557

Operating expenses
Sales and marketing	13,562	11,338	8,901
General and administrative	3,565	2,777	2,317
Research and development	3,551	2,509	1,951

Total operating expenses	20,678	16,624	13,169

Operating profit	5,123	3,238	2,388
Other income (expenses)
Interest income	16	38	45
Interest expense	(758)	(1,021)	(863)

Earnings before income tax provision	4,381	2,255	1,570
Income tax provision	1,238	1,069	561

NET EARNINGS	$3,143	$1,186	$1,009

Earnings per common share
Basic	$.34	$.13	$.11

Diluted	$.32	$.13	$.11

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Fifty-two weeks ended May 29, 2004, May 31, 2003 and June 1, 2002

(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total	Comprehensive income
	Shares	Amount
Balance at June 2, 2001	9,200,000	92	11,737	(13,138)	—	(1,309)
Compensation related to stock option plan			5			5
Net earnings				1,009		1,009	$1,009

Comprehensive income							$1,009

Balance at June 1, 2002	9,200,000	92	11,742	(12,129)	—	(295)
Compensation related to stock option plan			5			5
Capital contribution—imputed interest on note payable to parent			892			892
Net earnings				1,186		1,186	$1,186
Unrealized loss on interest rate swap, net of tax					(300)	(300)	(300)

Comprehensive income							$886

Balance at May 31, 2003	9,200,000	92	12,639	(10,943)	(300)	1,488
Common stock subscription on effective date of initial public offering	1,950,000	20	18,650			18,670
Compensation related to stock option plan			5			5
Capital contribution—imputed interest on note payable to parent			596			596
Capital contribution—forgiveness of notes payable to parent			13,148			13,148
Dividend to parent—stock compensation			468	(468)		—
Net earnings				3,143		3,143	$3,143
Unrealized gain on interest rate swap, net of tax					182	182	182

Comprehensive income							$3,325

Balance at May 29, 2004	11,150,000	$112	$45,506	$(8,268)	$(118)	$37,232

The accompanying notes are an integral part of this statement.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fifty-two weeks ended
	May 29, 2004	May 31, 2003	June 1, 2002
Cash flows from operating activities
Net earnings	$3,143	$1,186	$1,009
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	681	657	569
Provision for doubtful accounts	64	13	55
Deferred income tax provision	57	45	55
Imputed interest on note payable to parent	596	892
Other noncash items	5	5	5
Changes in operating assets and liabilities
Accounts receivable	(1,477)	(2,084)	(811)
Inventories	86	(722)	(2,555)
Prepaid expenses and other	(426)	(67)	(13)
Accounts payable and accrued liabilities	264	118	1,848
Income taxes payable	100
Due to (from) Parent	(593)	637	1,044

Net cash provided by operating activities	2,500	680	1,206

Cash flows from investing activities
Addition to property, plant and equipment	(1,635)	(4,062)	(682)
Investment at cost		(300)
Decrease (increase) in restricted cash	697	(798)
Acquisition of licensing rights	(50)
Purchase of available-for-sale securities	(1,193)	(5,547)	(8,519)
Proceeds from sale of available-for-sale securities	1,185	6,135	8,486

Net cash used in investing activities	(996)	(4,572)	(715)

Cash flows from financing activities
Proceeds from long-term debt		3,500
Repayment of long-term debt	(140)	(105)
Increase in deferred financing costs		(89)	(23)
Payments of costs relating to initial public offering	(556)
Proceeds from note payable—Parent			394

Net cash (used in) provided by financing activities	(696)	3,306	371

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	808	(586)	862

Cash and cash equivalents at beginning of year	939	1,525	663

Cash and cash equivalents at end of year	$1,747	$939	$1,525

Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$164	$116	$469
Income taxes	14	19

Supplemental disclosure of non-cash financing activity:
Common stock subscription on effective date of initial public offering, net of financing costs	$18,670
Forgiveness of notes Notes payable—Parent	13,148

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 29, 2004 and May 31, 2003

NOTE A - BASIS OF PRESENTATION, BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Presentation, Business Description and Recent Events

The consolidated financial statements include the accounts of AngioDynamics, Inc. and its wholly-owned subsidiary, Leocor, Inc. (“Leocor”) (collectively, the “Company”). The Company is primarily engaged in the design, development, manufacture and marketing of medical products used by interventional radiologists and other physicians for the minimally invasive diagnosis and treatment of peripheral vascular disease. The Company’s principal sales territory includes the continental United States. International sales are principally in Europe and Japan (see Note P).

Through May 26, 2004, the Company was a wholly-owned subsidiary of E-Z-EM, Inc. (“E-Z-EM” or the “Parent”). On May 27, 2004, the Company completed an initial public offering, selling 1,950,000 shares of common stock at $11.00 per share through an initial public offering (“IPO”). Proceeds from the IPO offering, net of certain financing costs totaling $1,501,500, amounted to $19,948,500 and were received by the Company on June 2, 2004. At May 29, 2004, The Parent owned 9,200,000, or 82.5% of the 11,150,000 shares outstanding. On June 15, 2004, the underwriters exercised the over-allotment and acquired 292,500 shares at $11.00 per share and on June 18, 2004, the Company received net proceeds of $2,992,275, net of financing costs. At June 15, 2004, the Parent’s ownership decreased to 80.4% (see Note N).

All significant intercompany balances and transactions have been eliminated.

2. Fiscal Year

The Company reports on a fiscal year which concludes on the Saturday nearest to May 31. Fiscal years 2004, 2003, and 2002 ended on May 29, 2004, May 31, 2003 and June 1, 2002, respectively, for reporting periods of fifty-two weeks.

3. Cash and Cash Equivalents

The Company considers all unrestricted highly liquid investments purchased with a maturity of less than three months to be cash equivalents. As of May 29, 2004 and May 31, 2003, approximately $1,648,000 and $1,537,000, respectively, of cash and cash equivalents and restricted cash held by financial institutions in the United States exceeded Federal Deposit Insurance Corporation insured amounts.

4. Debt Securities

Debt securities, which are principally municipal bonds that reprice weekly, are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method.

5. Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors agings,

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 29, 2004 and May 31, 2003

collections and payments from customers and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company couldn’t guarantee that the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible.

Changes in the Company’s allowance for doubtful accounts are as follows:

	May 29, 2004	May 31, 2003
	(in thousands)
Beginning balance	$228	$229
Provision for doubtful accounts	64	13
Write-offs	(3)	(14)

Ending balance	$289	$228

6. Inventories

Inventories are stated at the lower of cost (on the first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

7. Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Deprecation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the related leases or the useful life of the improvements, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.

8. Accounting for Business Combinations, Goodwill and Intangible Assets

As of June 3, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test.

Intangible assets, which consist primarily of technology, trademarks, licenses and know-how, are being amortized on a straight-line basis over the estimated useful lives of the respective assets of approximately fifteen years. Annual amortization of intangible assets was $122,000 in 2004, 2003 and 2002. Annual amortization of these intangible assets will approximate $125,000 for each of the next five years.

9. Revenue Recognition

Revenue is recognized in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 29, 2004 and May 31, 2003

revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers. The Company negotiates credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and must have at least 12 months remaining prior to its expiration date.

10. Research and Development

Research and development costs are related to developing new products and making technological improvement to existing products and are expensed as incurred.

11. Shipping and Handling Costs

Shipping and handling costs, associated with the distribution of finished product to customers, are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer.

12. Advertising

All costs associated with advertisement are expensed as incurred. Advertising expense, included in sales and marketing was $177,000, $520,000 and $102,000 in 2004, 2003 and 2002, respectively.

13. Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets as it is more likely than not that all, or some portion, of such deferred tax assets will not be realized under the tax-sharing agreement described below. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company and its Parent have a Tax Allocation and Indemnification Agreement tax-sharing agreement (see Note L) with respect to Federal income taxes for such time as the Company and the Parent are consolidated for Federal income tax purposes (See Note L). Pursuant to the tax-sharing agreement, the Company will pay its appropriate share of Federal taxes actually due and be credited for Federal tax benefits generated.

14. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, debt securities, and accounts payable, short-term and long-term debt, and an interest rate swap agreement. The carrying amount of these instruments approximates fair value due to the immediate or short-term maturities and variable interest rates. The interest rate swap agreement has been recorded at its fair value based on a valuation received from an independent third party (see Note K). Debt securities are carried at their fair value.

15. Derivative Financial Instruments

In accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended, the Company recognized its interest rate swap agreement in the consolidated financial statements at fair value.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 29, 2004 and May 31, 2003

Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of hedged items that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss).

16. Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings and earnings per share in annual and interim financial statements. The adoption of SFAS No. 148 disclosure requirements, effective March 2, 2003, did not have an effect on the Company’s consolidated financial statements. At May 29, 2004, the Company has two stock-based compensation plans, as well as two option plans intended to substantially “mirror” the provisions of the Parent’s option plans, which are described more fully in Note N. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” SFAS No. 123 for non-employees and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Compensation expense of $5,000 in 2004, 2003 and 2002 was recognized under these plans for options granted to consultants.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted under these plans to key employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS No. 123, the Company’s pro forma net earnings and earnings per common share would be as follows:

	2004	2003	2002
	(in thousands, except per share data)
Net earnings
As reported	$3,143	$1,186	$1,009
Deduct total stock-based compensation under fair value based method for all awards, net of tax effects	(323)	(304)	(292)

Pro forma net earnings	2,820	882	717

Basic earnings per common share
As reported	$.34	$.13	$.11
Pro forma	.31	.10	.08
Diluted earnings per common share
As reported	$.32	$.13	$.11
Pro forma	.29	.09	.08

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 29, 2004 and May 31, 2003

In accordance with the terms of the stock option plans, the vesting period of outstanding options will be shortened as a result of the Company’s IPO. Therefore, the amount of stock-based compensation expense reported in the pro forma reconciliation will increase from the amounts previously reported (See Note N).

17. Earnings Per Common Share

Basic earnings per share are based on the weighted-average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted-average number of common and potential dilutive common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

The following table sets forth the reconciliation of the weighted-average number of common shares:

	2004	2003	2002
Basic	9,216,027	9,200,000	9,200,000
Effect of dilutive securities (stock options)	622,141	272,233	137,425

Diluted	9,838,168	9,472,233	9,337,425

Excluded from the calculation of diluted earnings per common share, are options to purchase 68,478, and 37,114 shares of common stock at May 31, 2003, and June 1, 2002, respectively, as their inclusion would not be dilutive. The exercise prices on the excluded options were $6.52 per share at May 31, 2003 and June 1, 2002.

18. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

19. Concentrations of Purchases

The Company is dependent on third-party manufacturers for all of its endovascular laser products and a substantial portion of its dialysis catheters. In 2004, products purchased from the Company’s two largest suppliers accounted for approximately 40% and 17% of total product purchases. For 2003 and 2002, there were no concentrations of purchases from any one supplier in excess of 10% of total product purchases. The Company is dependent upon the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. The loss of suppliers or a significant reduction in product availability from these suppliers could have a materially adverse effect on the Company. The Company believes that its relationships with these suppliers are satisfactory, and has not experienced instances of inadequate supply during 2004.

20. Effects of Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 has had no current effect on the Company’s financial position or results of operations.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 29, 2004 and May 31, 2003

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has had no current effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46’s consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In December 2003, the FASB completed deliberations of proposed modifications to FIN No. 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entity. Variable interest entities created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the third quarter of fiscal 2004. Variable interest entities created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company does not have any variable interest entities, which would require consolidation under FIN No. 46. Accordingly, the adoption of FIN No. 46 and FIN 46(-R) has had no current effect on the Company’s consolidated financial condition or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus opinion of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, “Accounting Changes.” The Company’s adoption of EITF 00-21 has had no current effect on the Company’s financial position or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB No. 104), which codifies, revises and rescinds certain sections on SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s financial position or results of operations.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 29, 2004 and May 31, 2003

NOTE B - COMPREHENSIVE INCOME

The Company records comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires unrealized holding gains or losses on investments available-for-sale and derivative instruments, net of tax, to be included in the accumulated other comprehensive income, as a separate component of stockholders’ equity. The components of comprehensive income, which relate to changes in the fair value of the interest rate swap (see Note K), are detailed in the Company’s accompanying consolidated statement of stockholders’ equity and comprehensive income. At May 29, 2004 and May 31, 2003, accumulated other comprehensive loss relating to derivative instruments was $118,000 and $300,000, respectively.

NOTE C - INVESTMENT AT COST

In June 2002, the Company acquired 1,158,000 shares of the Series C preferred stock and 42,000 shares of common stock, or approximately 8.8%, prior to effects of dilutive securities, of Surgica, Inc. for $300,000, which is included in the accompanying consolidated balance sheet under the caption “Other assets.” Surgica, a Delaware corporation based in California, is a medical device company that designs, patents and markets vascular blocking materials (embolic agents). The Company has been provided registration rights, as specified in a registration rights agreement. The Company’s investment in Surgica is accounted for by the cost method. Further, the Company entered into a distribution agreement with Surgica, whereby Surgica provided the Company exclusive worldwide distribution rights for an initial term of five years, and an automatic renewal of three years, subject to termination clauses. In connection with this distribution agreement, Surgica granted the Company exclusive, royalty-free rights and license to use all trademarks.

NOTE D - DEBT SECURITIES

Debt securities at May 29, 2004 consist of the following:

	Amortized cost	Fair value
	(in thousands)
Available-for-sale securities (carried on the balance sheet at fair value)
Municipal bonds with maturities
Due in 1 through 10 years	$125	$125
Due after 10 years and through 20 years	455	455
Due after 20 years	155	155
Other	2	2

	$737	$737

Debt securities at May 31, 2003 consist of the following:

	Amortized cost	Fair value
	(in thousands)
Available-for-sale securities (carried on the balance sheet at fair value)
Municipal bonds with maturities
Due after 10 years and through 20 years	$350	$350
Due after 20 years	375	375
Other	4	4

	$729	$729

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 29, 2004 and May 31, 2003

NOTE E - INVENTORIES

Inventories consist of the following:

	May 29, 2004	May 31, 2003
	(in thousands)
Finished goods	$4,677	$5,198
Work in process	1,331	1,033
Raw materials	2,537	2,400

	$8,545	$8,631

NOTE F - PROPERTY, PLANT AND EQUIPMENT, AT COST

Property, plant and equipment are summarized as follows:

	Estimated useful lives	May 29, 2004	May 31, 2003
		(in thousands)
Building and building improvements	39 years	$5,248	$4,611
Machinery and equipment	3 to 8 years	4,147	5,461
Leasehold improvements	Term of lease		59

		9,395	10,131
Less accumulated depreciation and amortization		2,264	4,082

		7,131	6,049
Land		212	212

		$7,343	$6,261

NOTE G - INCOME TAXES

Income tax provision analyzed by category and by statement of operations classification is summarized as follows:

	2004	2003	2002
	(in thousands)
Current
Federal	$1,078	$985	$503
State and local	103	39	3

	1,181	1,024	506

Deferred	57	45	55

	$1,238	$1,069	$561

Federal income tax expenses, generated under the tax-sharing agreement and not yet reimbursed, are classified in “Due to parent” in the accompanying balance sheets (see Note L).

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 29, 2004 and May 31, 2003

Temporary differences which give rise to deferred tax assets and liabilities are summarized as follows:

	May 29, 2004	May 31, 2003
	(in thousands)
Deferred tax assets
Capital loss carryforwards	$526	$1,219
Expenses incurred not currently deductible	294	237
Unrealized loss on interest rate swap	69	176
Impairment of long-lived assets	883	999
Inventories	327	250
Other	3	8

Gross deferred tax asset	2,102	2,889

Deferred tax liabilities
Excess tax over book depreciation	243	180
Other	10	12

Gross deferred tax liability	253	192

Valuation allowance	(526)	(1,219)

Net deferred tax asset	$1,323	$1,478

The Company’s consolidated income tax provision has differed from the amount which would be provided by applying the U.S. Federal statutory income tax rate to the Company’s earnings before income taxes for the following reasons:

	2004	2003	2002
	(in thousands)
Income tax provision	$1,238	$1,069	$561
Effect of State income taxes, net of Federal tax benefit	(68)	(16)	(8)
Tax-exempt interest	2	4	8
Research and development tax credit	51	32	13
Extraterritorial income exclusion	11	11	11
Nondeductible expenses	(434)	(501)	(145)
Change in valuation allowance	692	119
Overaccrual of prior year Federal and state taxes		60	94
Other	(2)	(12)

Income tax provision at statutory tax rate of 34%	$1,490	$766	$534

The Company’s effective income tax rate was 28.3%, 47.4%, and 35.7%, for 2004, 2003, and 2002, respectively. During 2004, the Company realized a tax benefit of $692,000 from the utilization of previously unrecorded capital loss carryforwards by the Company’s Parent, under the tax sharing agreement. Further, in 2004 and 2003, the effective rate was impacted by non-deductible expenses, including the imputed interest expense on debt to the Parent (see Note H).

NOTE H - NOTES PAYABLE - PARENT

At May 29, 2004, the Company has an outstanding unsecured note payable of $3,000,000 (the “Note”) with the Parent. On May 26, 2004, the Parent forgave and the Company capitalized $13,148,000 of unsecured notes

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 29, 2004 and May 31, 2003

payable in conjunction with the approval of the Master Separation and Distribution Agreement (see Note L). The Note, which bears interest at an annual rate of 1.5%, has a maturity date of November 8, 2006. In June 2004, the Company paid the outstanding balance of the note in full (see Note L). Effective June 1, 2002, the Parent agreed to suspend interest charges on the then outstanding Notes. The Company recorded imputed interest charges of $596,000 and $892,000 in 2004 and 2003, respectively, for the suspended interest and corresponding credits to “Additional paid-in capital.” In 2002, the amount charged to interest expense on the Notes was $863,000.

NOTE I - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	May 29, 2004	May 31, 2003
	(in thousands)
Payroll and related expenses	$2,147	$1,405
Fair value of interest rate swap (see Note K)	188	476
Initial public offering costs (see Note N)	768
Other	240	191

	$3,343	$2,072

NOTE J - LINE OF CREDIT

On December 29, 2003, the Company entered into an amended and restated $3,000,000 line of credit agreement with a bank, which is collateralized by substantially all of the assets of the Company and expires on November 30, 2004. Borrowings under the line of credit bear interest at the London Interbank Offering Rate (“LIBOR”) plus 285 basis points (3.96% at May 29, 2004). The line of credit requires the Company to maintain the same financial covenants as under the outstanding long-term debt (see Note K). There are no borrowings outstanding at May 29, 2004.

NOTE K - LONG-TERM DEBT

In September 2002, the Company closed on the financing for the expansion of its headquarters and manufacturing facility in Queensbury, New York. The expansion is being financed principally with Industrial Revenue Bonds (the “Bonds”) issued by the Warren and Washington Counties Industrial Development Agency (the “Agency”) aggregating $3,500,000. The Bonds are issued under a Trust Agreement by and between the Agency and a bank, as trustee (the “Trustee”). The proceeds of the Bonds are being advanced, as construction occurs, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a second bank (the “Bank”) and the Company. As of May 29, 2004, the advances aggregated $3,399,000 with the remaining proceeds of $101,000 classified as restricted cash. The Bonds reprice every seven days and are resold by a Remarketing Agent. The Bonds bear interest based on the market rate on the date the Bonds are repriced (1.21% per annum at May 29, 2004) and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement with the Bank which requires the maintenance of a letter of credit for an initial amount of $3,575,000 ($3,325,000 at May 29, 2004) to support principal and certain interest payments of the Bonds and requires payment of an annual fee on the outstanding balance ranging from 1% to 1.9%, depending on financial results achieved. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 29, 2004 and May 31, 2003

Agent will use its best efforts to arrange for a sale in the secondary market of such Bonds. The Remarketing Agreement provides for the payment of an annual fee of .1% of the remaining balance.

The Reimbursement Agreement contains certain financial covenants, relating to fixed charge coverage and interest coverage, as defined (see Note J). Amounts borrowed under the Agreement are secured by the aforementioned letter of credit and a first mortgage on the land, building and equipment relating to the facility with a net carrying value of $7,343,000 and $6,261,000 at May 29, 2004 and May 31, 2003, respectively.

The Company entered into an interest rate swap agreement (the “Swap Agreement”) with the Bank, effective September 2002, with an initial notional amount of $3,500,000 to limit the effect of variability due to interest rates on its rollover of the Bonds. The Swap Agreement, which qualifies as a hedge under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement requires the Company to pay a fixed rate of 4.45% and receive payments based on 30-day LIBOR repriced every seven days through May 2022. At May 29, 2004 and May 31, 2003, since the Swap Agreement is classified as a cash flow hedge, the fair value of $188,000 and $476,000, respectively, has been recorded as a component of accrued liabilities, and accumulated other comprehensive loss is $118,000 and $300,000, respectively, net of tax benefit.

Amounts to be paid or received under the Swap Agreement are accrued as interest rates change and are recognized over the life of the Swap Agreement as an adjustment to interest expense.

At May 29, 2004, future minimum principal payments on long-term debt were as follows:

(in thousands)
2005	$155
2006	165
2007	180
2008	200
2009	220
Thereafter	2,335

$3,255

NOTE L - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Agreements with Parent

In connection with the initial public offering, the Company and the Company’s Parent entered into a Master Separation and Distribution Agreement (the “Separation Agreement”), a Corporate Agreement, and a Tax Allocation and Indemnification Agreement (the “Tax Allocation Agreement”).

The Separation Agreement governs the rights and obligations of the Parent and the Company with respect to, among other items, (i) the initial public offering and the proposed distribution by the Parent to its common stockholders of the shares of the Company’s common stock held by the Parent, (ii) support services, manufacturing and distribution arrangements and (iii) the treatment of the Company’s and the Parent’s options upon separation. Under the Separation Agreement, the Company capitalized $13,148,000 of the notes payable to the Parent and the Company will repay the remaining balance of the notes payable of $3,000,000 as of May 29, 2004 (see Note H) from the proceeds of the initial public offering. Further, the Company and the Parent will provide indemnification to each other, as defined.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 29, 2004 and May 31, 2003

The Corporate Agreement provides the Parent with, among others, certain preemptive rights, registration rights, rights related to private sales of the Company’s common stock, indemnification and contribution by the Company for the benefit of the Parent and affiliates, and to a limited extent, indemnification by the Parent to the Company, as defined.

The Tax Allocation Agreement governs the respective rights, responsibilities and obligations of E-Z-EM and the Company after the initial public offering with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns, previously included in the tax-sharing arrangement (see Note A-13).

Allocations From Parent

Through May 26, 2004, and continued under the Separation Agreement effective May 27, 2004, certain identifiable, allocable costs incurred by the Parent on behalf of the Company with respect to commissions, foreign selling and administrative expenses are proportionately charged to the Company.

In addition to the allocations, the Parent has agreed to continue to provide the Company with insurance coverage, if such coverage is reasonably available until the earlier of completion of the distribution by the Parent to its stockholders of the shares of the Company’s common stock held by the Parent and the anniversary date of such coverage. The amount payable by the Company for such coverage is the actual cost of such insurance as allocated by the insurance carrier providing such coverage, and if such allocation is not provided by the insurance carrier, the amount payable by the Company is determined by the Parent based upon the respective total revenues of the Parent and the Company and such other factors as the Parent reasonably determines to be appropriate. The Company may terminate such coverage under the Parent’s policies at any time on sixty days’ written notice.

These costs are included in the respective statements of earnings as follows:

	2004	2003	2002
	(in thousands)
Cost of Goods Sold:
Insurance	$450	$366	$301

Selling and administrative:
Corporate services	380	284	220
Insurance	45	46	5

	425	330	225

	$875	$696	$526

Details of amounts due from/(to) parent are as follows:

	2004	2003	2002
OEM sales to Parent	$86	$22	$
Administrative services				(9)
Income taxes	(739)	(1,268)		(600)

	$(653)	$(1,246)		$(609)

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 29, 2004 and May 31, 2003

Sales to Parent and Parent’s Affiliates

Sales to the Parent and the Parent’s affiliates were approximately $894,000, $958,000 and $1,045,000 in 2004, 2003, and 2002, respectively. Amounts due from affiliates of the Parent, which are included in “Accounts receivable—trade” in the accompanying balance sheets, were $87,000 and $85,000 at May 29, 2004 and May 31, 2003, respectively.

Agreement with Former Director

The Company entered into an agreement, effective as of January 2004, with Donald A. Meyer, who resigned as a director as of March 1, 2004, under which Mr. Meyer agreed to serve as the trustee of the Company’s 401(k) savings plan and to provide other consulting services at the Company’s request. The agreement is for a term of 36 months but will terminate sooner upon a change of control of the Company, Mr. Meyer’s death or a material breach of the agreement that is not cured within 30 days. Mr. Meyer will receive 36 equal monthly payments of $3,500 and reimbursement for reasonable business expenses incurred in providing services under the agreement. The fees paid in 2004 approximated $17,500.

Further, the expiration date of Mr. Meyer’s options have been extended under this agreement to the earlier of (i) December 31, 2006 or (ii) the tenth anniversary of the original grant date of each option. Mr. Meyer remains a director of the Parent. In connection with the extension of the expiration date of Mr. Meyer’s options, the fair value of Mr. Meyer’s options to acquire 42,263 of the Company’s common stock has been recorded as a non-cash dividend to the Parent in the amount of $468,000, with the corresponding credit to “Additional Paid-in Capital” on the effective date.

Consulting Agreement with Director

Under the Separation Agreement, the Company will assumed 35% of the Parent’s payment obligations to Mr. Stern, the Parent’s Chairman of the Board. The agreement with Mr. Stern, which expires December 31, 2004, requires the Company to pay a total of $7,300 in fees and $2,300 in expenses on a monthly basis. Mr. Stern serves as a member of the Company’s Board of Directors and provides consulting on corporate governance, investor relations and other matters, and generally provides guidance and assistance on industry-related matters.

Related Party Purchases

During 2004 and 2003, the Company purchased $229,700 and $149,000 of products and services from a company in which an officer of the Company has been a partner and executive officer.

NOTE M - RETIREMENT PLANS

The Company has a profit-sharing plan under which the Company makes discretionary contributions to eligible employees, and a companion 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by the Company. Profit-sharing contributions were $313,000, $266,000, and $214,000 in 2004, 2003, and 2002, respectively. Matching contributions were $178,000, $155,000, and 130,000 in 2004, 2003, and 2002, respectively.

1. Capitalization

On February 27, 2004 the Company’s Board of Directors and the Parent, as sole stockholder, approved the Amended and Restated Certificate of Incorporation (the “Amended Certificate”). Under the Amended Certificate,

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 29, 2004 and May 31, 2003

the authorized capital stock of the Company is 50,000,000 shares, consisting of 45,000,000 shares of common stock, par value $.01 per share and 5,000,000 shares of preferred stock, par value $.01 per share. Pursuant to the Amended Certificate, (i) each share of voting common stock, $1 par value and (ii) each share of non-voting common stock, $1 par value has been reclassified and exchanged into 9,200 shares of issued, fully paid, non-assessable Common Stock for a total of 9,200,000 shares to be then outstanding. Share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for the reclassification and exchange.

The holders of the common stock are entitled to one vote for each share held. Subject to preferences applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for dividend payments. If the Company liquidates, dissolves, or winds up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no pre-emptive rights or rights to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and maybe adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

The Company’s board of directors will have the authority to (i) issue the undesignated preferred stock in one or more series, (ii) determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued series of undesignated preferred stock and (iii) fix the number of shares constituting any series and the designation of the series, without any further vote or action by our stockholders.

2. Initial Public Offering

On May 27, 2004, the Company completed an initial public offering, selling 1,950,000 shares of common stock at $11.00 per share through an IPO. Proceeds from the IPO offering, net of certain financing costs, totaling $1,501,500, amounted to $19,948,500 were, classified as “Stock Subscription Receivable” in the accompanying balance sheet, and were received by the Company on June 2, 2004. The net proceeds of the IPO credited to common stock and additional paid-in capital aggregated $18,670,000, after total financing costs of $2,779,500. At May 29, 2004, The Company’s Parent owns 9,200,000, or 82.5% of the 11,150,000 shares outstanding. On June 15, 2004, the underwriters exercised the over-allotment and acquired 292,500 shares at $11.00 per share and on June 18, 2004, the Company received net proceeds of $2,992,275, net of financing costs. At June 18, 2004, the Parent ownership decreased to 80.4%.

3. Stock Options

Stock Option Plan:

In 1997, the Company adopted a Stock Option Plan (the “1997 Plan”). The 1997 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options and to members of the Board of Directors and consultants of nonqualified stock options. A total of 1,497,674 shares (including 243,129 shares authorized in May 2002) of the Company’s common stock may be issued under the Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the fair market value of the shares on

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 29, 2004 and May 31, 2003

the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1997 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1997 Plan terminates in March 2007. Options outstanding at May 29, 2004 and May 31, 2003 vest 20% per year over five years from the date of grant. Options that have vested, however, do not become exercisable until the earlier of (i) 14 months after the first to occur of the completion of an initial public offering of the Company’s stock or the distribution by the Parent of all of its shares of the Company’s common stock to the E-Z-EM stockholders, (ii) two months after both the offering and the distribution have occurred, and or (iii) nine years from the date of the grant. In addition, all options, whether vested or not, become exercisable in full immediately upon a change of control, as defined under the 1997 Plan.

A summary of the status of the 1997 Plan as of May 29, 2004, May 31, 2003 and June 1, 2002, and changes for the three years then ended, is presented below:

	2004		2003		2002
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	1,305,249	$4.46	1,285,909	$4.41	1,220,568	$4.35
Granted	193,432	$10.24	31,364	$6.52	66,387	$5.56
Forfeited	(8,363)	$4.62	(12,024)	$4.35	(1,046)	$4.35

Outstanding at end of year	1,490,318	$5.21	1,305,249	$4.46	1,285,909	$4.41

Options exercisable at year-end	None		None		None

Weighted-average fair value of options granted during the year		$5.74		$4.02		$3.55

On May 29, 2004, there remained 7,357 shares available for granting of options under the 1997 Plan. Options are exercisable into common stock.

The following information applies to options outstanding at May 29, 2004:

Exercise price	Number outstanding	Weighted- average remaining life in years	Weighted- average exercise price
$4.35	1,229,454	3.15	$4.35
6.52	100,364	8.69	6.52
11.00	160,500	9.99	11.00

	1,490,318

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

	2004	2003	2002
Expected stock price volatility	57.24%	47.88%	45.87%
Risk-free interest rate	3.30%	3.64%	5.42%
Expected life of options	6.2 years	9.5 1/2 years	9.5 1/2 years

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 29, 2004 and May 31, 2003

2004 Stock and Incentive Award Plan:

During 2004, the Company adopted the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive options to the Company’s employees and for the grant of nonstatutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and incentive awards to the Company’s employees, directors and other service providers. A total of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 2004 Plan, of which up to 800,000 shares may be issued upon the exercise of incentive stock options. A committee of the Company’s board will administer the 2004 Plan. The committee will determine the exercise price of options granted under the 2004 Plan, but for all incentive stock options the exercise price must at least be equal to the fair market value of our common stock on the date of grant and vesting terms. The term of an incentive stock option may not exceed ten years. At May 29, 2004, no grants had been awarded and no shares were outstanding under the 2004 Plan.

4. Stockholder Rights Plan

In connection with the IPO, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”). Under the Rights Plan each outstanding share of the Company’s common stock issued between the date on which the Parent entered into the underwriting agreement for the IPO and the distribution date, as defined, will be coupled with a stockholders right, as defined. Initially, the stockholder rights have been attached to the certificates representing outstanding shares of common stock, and no separate rights certificates have been distributed. Each right will entitle the holder to purchase one ten-thousandth of a share of a designated preferred stock at a price of $78.00. Each one ten-thousandth of a share of the designated preferred stock will have economic and voting terms equivalent to one share of the Company’s common stock. Until it is exercised, the right itself will not entitle the holder thereof to any rights as a stockholder, including the right to receive dividends or to vote at stockholder meetings. At any time until the earlier of (1) the distribution date or (2) the final expiration date of the rights agreement, the Company may redeem all of the stockholder rights at a price of $.01 per right. At any time after a person has become an acquiring person and before the acquisition by such person of 50% or more of the outstanding shares of the Company’s common stock, the Company may exchange the stockholder rights in whole or in part, at the defined exchange ratio. The rights plan is designed to protect the Company’s stockholders in the event of unsolicited offers to acquire the Company and other takeover actions, which in the opinion of the Board of Directors could impair their ability to represent the stockholders’ interests.

5. Mirror Stock Option Plans

Under the Separation Agreement with the Parent (see Note L), the Company agreed to grant options to purchase shares of its common stock to the Parent’s option holders prior to the date of the distribution by the Parent of the Company’s shares to the Parent shareholders. The number of shares subject to, and exercise prices of the Company options (and of the Parent options, which will be adjusted to give effect to the distribution) will be set so that the adjusted Parent options and the Company options will have the same ratio of exercise price to market price and, to the extent possible, the same aggregate difference between the market price and the exercise price, or intrinsic value, as did the Parent options at the time of the distribution.

Except for the adjusted exercise price, and if applicable, the number of shares subject to the options, the terms and conditions of the Parent options, including the vesting provisions, will remain the same. In connection with the grant of the Company options, the Company adopted two stock option plans intended to substantially “mirror” the provisions of the Parent’s option plans under which the outstanding Parent options were granted. The Company has reserved 700,000 shares of common stock in the plans. At May 29, 2004, no stock options have been granted under the plans.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 29, 2004 and May 31, 2003

NOTE O - COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under non-cancellable operating leases for facilities and equipment. During 2004, 2003, and 2002, aggregate rental costs under all operating leases were approximately $359,000, $435,000 and $347,000, respectively. Future annual payments under non-cancellable operating leases in the aggregate (in thousands), which include escalation clauses, with initial remaining terms of more than one year at May 29, 2004, are summarized as follows:

2005	$55
2006	28
2007	26
2008	20
2009	2

$131

Litigation Matters

On January 6, 2004, Diomed filed an action against the Company entitled Diomed, Inc. v. AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleges that the Company infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure Procedure Kit”) and two diode laser systems: the Precision 980 Laser and the Precision 810 Laser, and by conducting a training program for physicians in the use of our VenaCure Procedure Kit. The complaint alleges the Company’s actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit the Company from continuing to market and sell these products, as well as conducting a training program, and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest. The Company believes that the Company’s product does not infringe the Diomed patent. The Company purchases the lasers and laser fibers for its laser systems from biolitec, Inc. under a supply and distribution agreement. biolitec has engaged counsel on the Company’s behalf to defend this action.

The Company has been named as a defendant in an action entitled Duhon, et. al v. Brezoria Kidney Center, Inc., case no. 27084 filed in the District Court of Brezoria County, Texas, 239th Judicial District on December 29, 2003. The complaint alleges that the Company and its co-defendants, E-Z-EM and Medical Components, Inc., or Medcomp, designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The complaint seeks compensatory and other monetary damages in unspecified amounts. Under the Company’s distribution agreement with Medcomp, Medcomp is required to indemnify the Company against all the Company’s costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys’ fees) that relate in any way to products covered by the agreement. The Company has tendered the defense of the Duhon action to Medcomp, and Medcomp has accepted defense of the action. Based upon the Company’s prior experience with Medcomp, the Company expects Medcomp to honor its indemnification obligation if it is unsuccessful in defending this action.

The Company is party to other legal actions that arise in the ordinary course of business. The Company believes that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on the Company’s business or results of operations.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 29, 2004 and May 31, 2003

NOTE P - EXPORT SALES AND OVERSEAS DISTRIBUTORS

The Company’s export sales were $2,348,000, $2,656,000, and $2,771,000 for 2004, 2003, and 2002, respectively.

The Company markets its products internationally through independent distributors. These international distributors may also distribute competitive products under certain circumstances. The international distributors also play an important role in the Company’s clinical testing outside of the United States. The loss of a significant international distributor would not have a material adverse effect on the Company’s business if a new distributor, sales representative or other suitable sales organization could not be found on a timely basis.

NOTE Q - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations during 2004 and 2003 were as follows:

	2004
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$10,630	$11,851	$12,455	$14,119
Gross profit	5,535	6,092	6,654	7,520
Net earnings	308	606	683	1,546
Earnings per common share
Basic	.03	.07	.07	.17
Diluted (1)	.03	.06	.07	.15

	2003
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$8,328	$8,768	$10,103	$11,235
Gross profit	4,168	4,794	5,067	5,833
Net earnings	110	226	317	533
Earnings per common share
Basic	.01	.03	.03	.06
Diluted (1)	.01	.02	.03	.06

(1)	The sum of quarters does not equal the fiscal year due to rounding and changes in the calculation of weighted average shares.

NOTE R - SUBSEQUENT EVENT

On August 17, 2004, the Parent Company’s Board of Directors declared a stock dividend of 9,200,000 shares of common stock of the Company owned by the parent, payable on October 30, 2004, which will represent the completion of the Parent’s separation from the Company.

ANGIODYNAMICS, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance At Beginning Of period	(1) Charged to costs and expenses	(2) Charged to Other Accounts- describe	Deductions- describe		Balance At end Of period
Fifty-two weeks Ended June 1, 2002
Allowance for doubtful accounts	$185	$56		$12	(a)	$229

Fifty-two weeks Ended May 31, 2003
Allowance for doubtful accounts	$229	$13		$14	(a)	$228

Fifty-two weeks Ended May 29, 2004
Allowance for doubtful accounts	$228	$64		$3	(a)	$289

(a)	Accounts written off as uncollectible