Form 10-Q
period 2004-08-28
ANGIODYNAMICS INC
filed 2004-10-12
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-50761

AngioDynamics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3146460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

603 Queensbury Ave., Queensbury, New York	12804
(Address of principal executive offices)	(Zip Code)

(518) 798-1215

Registrant’s telephone number, including area code

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

As of November 29, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant was a wholly-owned subsidiary of E-Z-EM, Inc. Consequently, none of the registrant’s equity securities were held by non-affiliates as of such date.

As of October 8, 2004, there were 11,442,500 shares of the issuer’s common stock outstanding.

AngioDynamics, Inc. and Subsidiary

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 28, 2004	May 29, 2004
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,749	$1,747
Restricted cash	101	101
Debt securities, at fair value	739	737
Accounts receivable - trade, net of allowance for doubtful accounts of $260 and $289, respectively	7,176	7,945
Stock subscription receivable		19,949
Inventories	9,216	8,545
Deferred income taxes	713	681
Prepaid expenses and other	509	670

Total current assets	39,203	40,375

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	7,450	7,343

DEFERRED INCOME TAXES	642	642

INTANGIBLE ASSETS, less accumulated Amortization of $941 and $911, respectively	934	964

OTHER ASSETS	401	402

	$48,630	$49,726

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	August 28, 2004	May 29, 2004
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,122	$2,143
Accrued liabilities	2,107	3,343
Due to parent	303	653
Current portion of long-term debt	160	155
Notes payable - parent		3,000
Income taxes payable	145	100

Total current liabilities	4,837	9,394

LONG-TERM DEBT, net of current portion	3,060	3,100

Total liabilities	7,897	12,494

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share - 5,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $.01 per share - 45,000,000 shares authorized; issued and outstanding 11,442,500 shares at August 28, 2004 and 11,150,000 shares at May 29, 2004	114	112
Additional paid-in capital	48,299	45,506
Accumulated deficit	(7,507)	(8,268)
Accumulated other comprehensive loss	(173)	(118)

Total stockholders’ equity	40,733	37,232

	$48,630	$49,726

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(in thousands, except per share data)

	Thirteen weeks ended
	August 28, 2004	August 30, 2003
Net sales	$13,105	$10,630
Cost of goods sold	6,112	5,095

Gross profit	6,993	5,535

Operating expenses
Selling and marketing	3,463	3,004
General and administrative	1,132	837
Research and development	1,128	751

Total operating expenses	5,723	4,592

Operating profit	1,270	943

Other income (expenses)
Interest income	51	4
Interest expense	(36)	(260)

Earnings before income tax provision	1,285	687

Income tax provision	524	379

NET EARNINGS	$761	$308

Earnings per common share
Basic	$.07	$.03

Diluted	$.06	$.03

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Thirteen weeks ended August 28, 2004

(unaudited)

(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total	Comprehensive income
	Shares	Amount
Balance at May 29, 2004	11,150,000	$112	$45,506	$(8,268)	$(118)	$37,232

Net earnings				761		761	$761
Net proceeds from issuance of common stock	292,500	2	2,779			2,781
Compensation related to stock option plan			14			14
Unrealized loss on interest rate swap, net of tax					(55)	(55)	(55)

Comprehensive income							$706

Balance at August 28, 2004	11,442,500	$114	$48,299	$(7,507)	$(173)	$40,733

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Thirteen weeks ended
	August 28, 2004	August 30, 2003
Cash flows from operating activities:
Net earnings	$761	$308
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	183	173
Provision for (reduction in) doubtful accounts	(29)	6
Imputed interest on notes payable to Parent		220
Other non-cash items	14	1
Changes in operating assets and liabilities
Accounts receivable	797	381
Inventories	(671)	(422)
Prepaid expenses and other	161	(174)
Accounts payable and accrued liabilities	(621)	(499)
Income taxes payable	45
Due to Parent	(350)	164

Net cash provided by operating activities	290	158

Cash flows from investing activities:
Additions to property, plant and equipment	(258)	(354)
Decrease in restricted cash		75
Purchases of available-for-sale securities	(2)	(350)
Proceeds from sale of available-for-sale securities		348

Net cash used in investing activities	(260)	(281)

Cash flows from financing activities:
Repayment of long-term debt	(35)	(35)
Payment of note payable - Parent	(3,000)
Proceeds from stock subscription receivable	19,949
Proceeds from issuance of common stock	2,992
Payments of costs relating to initial public offering	(934)

Net cash provided by (used in) financing activities	18,972	(35)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,002	(158)

Cash and cash equivalents
Beginning of period	1,747	939

End of period	$20,749	$781

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

(in thousands)

	Thirteen weeks ended
	August 28, 2004	August 30, 2003
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$38	$44

Income taxes		$6

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 28, 2004 and August 30, 2003

(unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of August 28, 2004, the consolidated statement of stockholders’ equity and comprehensive income for the thirteen weeks ended August 28, 2004, and the consolidated statements of earnings and cash flows for the periods ended August 28, 2004 and August 30, 2003, have been prepared by the Company without audit. The consolidated balance sheet as of May 29, 2004 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows at August 28, 2004 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 29, 2004, filed by the Company on August 27, 2004. The results of operations for the periods ended August 28, 2004 and August 30, 2003 are not necessarily indicative of the operating results for the respective full years.

The consolidated financial statements include the accounts of AngioDynamics, Inc. and its wholly-owned subsidiary, Leocor, Inc. (“Leocor”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

Through May 26, 2004, the Company was a wholly-owned subsidiary of E-Z-EM, Inc. (“E-Z-EM” or the “Parent”). On May 27, 2004, the Company completed an initial public offering (“IPO”), selling 1,950,000 shares of common stock at $11.00 per share. Proceeds from the IPO, net of certain financing costs totaling $1,501,500, amounted to $19,948,500 and were received by the Company on June 2, 2004. At May 29, 2004, the net proceeds of the IPO credited to common stock and additional paid-in capital aggregated $18,670,000, after financing costs of $2,779,500. On June 15, 2004, the underwriters exercised the over-allotment and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, the Company received proceeds of $2,992,275, net of financing costs of $225,225. During the thirteen weeks ended August 28, 2004, the Company incurred additional financing costs related to the IPO of $211,000, which were also charged to additional paid-in capital and netted against the proceeds of the exercise of the over-allotment. At June 15, 2004, the Parent’s ownership decreased to 80.4%.

On August 17, 2004, the Parent announced that its Board of Directors had declared a stock dividend of the 9,200,000 shares of common stock of the Company owned by the parent, payable on October 30, 2004, which will represent the completion of the Parent’s separation from the Company.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 28, 2004 and August 30, 2003

(unaudited)

NOTE B - STOCK-BASED COMPENSATION

At August 28, 2004, the Company has two stock-based compensation plans, as well as two option plans intended to substantially “mirror” the provisions of the Parent’s option plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, SFAS No. 123 for non-employees and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During the thirteen weeks ended August 28, 2004 and August 30, 2003, compensation expense of $14,000 and $1,000, respectively, was recognized under these plans for options granted to consultants. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted under these plans to key employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS No. 123, the Company’s pro forma net earnings and earnings per common share would be as follows:

	Thirteen weeks ended
	August 28, 2004	August 30, 2003
	(in thousands)
Net earnings
As reported	$761	$308
Deduct total stock-based compensation under fair value based method for all awards, net of tax effects	(231)	(80)

Pro forma net earnings	530	228

Basic earnings per common share
As reported	$.07	$.03
Pro forma	.05	.03
Diluted earnings per common share
As reported	$.06	.03
Pro forma	.04	.02

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 28, 2004 and August 30, 2003

(unaudited)

NOTE C - EARNINGS PER COMMON SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Thirteen weeks ended
	August 28, 2004	August 30, 2003
Basic	11,378,214	9,200,000
Effect of dilutive securities (stock options)	411,756	271,975

Diluted	11,789,971	9,471,975

Excluded from the calculation of diluted earnings per common share, are options to purchase 212,473 and 101,410 shares of common stock at August 28, 2004 and August 30, 2003, respectively, as their inclusion would be anti-dilutive. The exercise price on the excluded options was $13.19 and $6.52 per share at August 28, 2004 and August 30, 2003, respectively.

NOTE D - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Thirteen weeks ended
	August 28, 2004	August 30, 2003
	(in thousands)
Net earnings	$761	$308
(Decrease) increase in fair value on interest rate swap	(55)	155

Comprehensive income	$706	$463

At August 28, 2004 and May 29, 2004, accumulated other comprehensive loss relating to derivative instruments was $173,000 and $118,000, respectively.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 28, 2004 and August 30, 2003

(unaudited)

NOTE E - INVENTORIES

Inventories consist of the following:

	August 28, 2004	May 29, 2004
	(in thousands)
Finished goods	$5,373	$4,677
Work in process	1,301	1,331
Raw materials	2,542	2,537

	$9,216	$8,545

NOTE F - DISTRIBUTION AGREEMENT

In June 2004, the Company signed a Distribution Agreement (the “Agreement”) granting to the Company worldwide exclusive rights to market, sell, and distribute products for use in image-guided procedures. The Agreement is effective for an initial term of ten years and will automatically renew for an additional five-year period if certain minimum purchase requirements are met. In consideration for these rights, the Company will pay up to $1,000,000 in five equal installments of $200,000, each contingent upon the achievement of specified product development and approval milestone events, as defined. Upon the signing of the Agreement, the Company made the first installment payment of $200,000, which has been recorded as a component of research and development expenses.

The Agreement contains an option for the Company to purchase 100% of the capital stock or substantially all assets of the entity that owns the products for the sum of $15,000,000, payable in four equal installments of $3,750,000 over a two-year period from the closing date of the purchase option. The purchase option is exercisable within 90 days of the completion of the third milestone, as defined.

NOTE G - NOTES PAYABLE - PARENT

At May 29, 2004, the Company had an outstanding unsecured note payable (the “Note”) of $3,000,000 with the Parent. In June 2004, the Company paid the outstanding balance of the Note in full. Effective June 1, 2002, the Parent agreed to suspend interest charges on the then outstanding balance of the Notes in the principal amount of $16.1 million. For the thirteen weeks ended August 30, 2003, the Company recorded imputed interest charges of $220,000 for the suspended interest and corresponding credits to “Additional paid-in capital.”

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 28, 2004 and August 30, 2003

(unaudited)

NOTE H - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 28, 2004	May 29, 2004
	(in thousands)
Payroll and related expenses	$1,619	$2,147
Fair value of interest rate swap (see Note I)	274	188
Initial public offering costs (see Note A)		723
Other	214	285

	$2,107	$3,343

NOTE I - LONG-TERM DEBT

In September 2002, the Company closed on the financing for the expansion of its headquarters and manufacturing facility in Queensbury, New York. The expansion is being financed principally with Industrial Revenue Bonds (the “Bonds”) issued by the Warren and Washington Counties Industrial Development Agency (the “Agency”) aggregating $3,500,000. The Bonds are issued under a Trust Agreement by and between the Agency and a bank, as trustee (the “Trustee”). The proceeds of the Bonds are being advanced, as construction occurs, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a second bank (the “Bank”) and the Company. As of August 28, 2004, the advances aggregated $3,399,000 with the remaining proceeds of $101,000 classified as restricted cash. The Bonds reprice every seven days and are resold by a Remarketing Agent. The Bonds bear interest based on the market rate on the date the Bonds are repriced (1.46% per annum at August 28, 2004) and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement with the Bank which requires the maintenance of a letter of credit for an initial amount of $3,575,000 ($3,295,000 at August 28, 2004) to support principal and certain interest payments of the Bonds and requires payment of an annual fee on the outstanding balance ranging from 1% to 1.9%, depending on financial results achieved. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent will use its best efforts to arrange for a sale in the secondary market of such Bonds. The Remarketing Agreement provides for the payment of an annual fee of .1% of the remaining balance.

The Reimbursement Agreement contains certain financial covenants, relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Agreement are secured by the aforementioned letter of credit and a first mortgage on the land, building and equipment relating to the facility with a net carrying value of $7,450,000 and $7,343,000 at August 28, 2004 and May 29, 2004, respectively.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 28, 2004 and August 30, 2003

(unaudited)

NOTE I - LONG-TERM DEBT (continued)

The Company entered into an interest rate swap agreement (the “Swap Agreement”) with the Bank, effective September 2002, with an initial notional amount of $3,500,000 to limit the effect of variability due to interest rates on its rollover of the Bonds. The Swap Agreement, which qualifies as a hedge under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement requires the Company to pay a fixed rate of 4.45% and receive payments based on 30-day LIBOR repriced every seven days through May 2022. At August 28, 2004 and May 29, 2004, since the Swap Agreement is classified as a cash flow hedge, the fair value of $274,000 and $188,000, respectively, has been recorded as a component of accrued liabilities, and accumulated other comprehensive loss is $173,000 and $118,000, respectively, net of tax benefit.

Amounts to be paid or received under the Swap Agreement are accrued as interest rates change and are recognized over the life of the Swap Agreement as an adjustment to interest expense.

NOTE J - RELATED PARTY TRANSACTIONS

Certain identifiable, allocable costs incurred by the Parent on behalf of the Company with respect to commissions, foreign selling and administrative expenses are proportionately charged to the Company.

In addition to the allocations, the Parent has agreed to continue to provide the Company with insurance coverage, if such coverage is reasonably available until completion of the distribution by the Parent to its stockholders of the shares of the Company’s common stock held by the Parent (see Note A). The amount payable by the Company for such coverage is the actual cost of such insurance as allocated by the insurance carrier providing such coverage, and if such allocation is not provided by the insurance carrier, the amount payable by the Company is determined by the Parent based upon the respective total revenues of the Parent and the Company and such other factors as the Parent reasonably determines to be appropriate. The Company may terminate such coverage under the Parent’s policies at any time on sixty days’ written notice.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 28, 2004 and August 30, 2003

(unaudited)

NOTE J - RELATED PARTY TRANSACTIONS (continued)

These costs are included in the respective statements of earnings as follows:

	Thirteen weeks ended
	August 28, 2004	August 30 2003
	(in thousands)
Cost of Goods Sold:
Insurance	$122	$62
Selling and administrative:
Corporate services	66	92
Insurance	1	10

	67	102

	$189	$164

Details of amounts due to parent are as follows:
	August 28, 2004	May 29, 2004
Administrative services	$(8)	$86
Income taxes	(295)	(739)

	$(303)	$(653)

NOTE K - COMMON STOCK

Stock Option Plans

During the quarter ended August 28, 2004, options for a total of 212,473 shares of common stock were issued to employees, directors and consultants under the 2004 Stock and Incentive Award Plan at $13.19 per share, the quoted market price at the date of the grant. Options under this grant vest 25% per year over 4 years and expire on July 20, 2014. At August 28, 2004, the options for all 212,473 shares were unvested and, accordingly, unexercisable.

During the thirteen weeks ended August 28, 2004, options for 523 shares at $4.35 per share were forfeited under the 1997 Stock Option Plan.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 28, 2004 and August 30, 2003

(unaudited)

NOTE K - COMMON STOCK (continued)

Employee Stock Purchase Plan

In July 2004, the Company adopted the AngioDynamics, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”), subject to stockholder approval. The Stock Purchase Plan provides a means by which employees of the Company (the “participants”) may be given an opportunity to purchase common stock of the Company through payroll deductions. The maximum number of shares to be offered under the Stock Purchase Plan will be 200,000 shares of the Company’s common stock, subject to any increase authorized by the compensation committee of the board of directors. Shares will be offered through two overlapping offering periods, each with a duration of approximately 12 months, commencing on the first business day on or after December 1st and June 1st of each year. A participant may not participate in more than one offering period at a time. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the board of directors, as defined. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.

NOTE L - LITIGATION

On January 6, 2004, Diomed filed an action against the Company entitled Diomed, Inc. v. AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleges that the Company infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure Procedure Kit”) and two diode laser systems: the Precision 980 Laser and the Precision 810 Laser, and by conducting a training program for physicians in the use of the Company’s VenaCure Procedure Kit. The complaint alleges the Company’s actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit the Company from continuing to market and sell these products, as well as conducting the training program, and seeks compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest. The Company believes that the Company’s product does not infringe the Diomed patent. The Company purchases the lasers and laser fibers for its laser systems from biolitec, Inc. under a supply and distribution agreement. biolitec has engaged counsel on the Company’s behalf to defend this action.

AngioDynamics, Inc. and Subsidiary

(a majority-owned subsidiary of E-Z-EM, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 28, 2004 and August 30, 2003

(unaudited)

NOTE L - LITIGATION (continued)

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

The Company is party to other legal actions that arise in the ordinary course of business. The Company believes that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on the Company’s business, financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. In some cases, forward-looking statements may be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, “predicts”, “potential”, “continue” or variations of such terms or similar expressions. These statements relate to future events or AngioDynamics’ future financial performance and involve known and unknown risks, uncertainties and other factors that may cause AngioDynamics or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. We discuss certain of these matters more fully in other of our filings with the SEC, including our Annual Report on Form 10-K for our 2004 fiscal year, which was filed with the SEC on August 27, 2004. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these matters, including changes in facts or other factors, the actual circumstances relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

Overview

Our fiscal quarters ended August 28, 2004 and August 30, 2003 both represent thirteen weeks. The thirteen weeks ended August 28, 2004 are referred to as the “fiscal 2005 period” and the thirteen weeks ended August 30, 2003 are referred to as the “fiscal 2004 period”.

For the fiscal 2005 period we reported net income of $761,000, or approximately $0.07 and $0.06 per common share on a basic and diluted basis, respectively, on revenues of $13.1 million. For the fiscal 2004 period, we reported net income of $308,000, or approximately $0.03 per common share on a basic and diluted basis, respectively, on revenues of $10.6 million. Gross margins improved to 53.4% for the fiscal 2005 period from 52.1% for the fiscal 2004 period. Cash flow from operations was $290,000, an increase of $132,000 from the fiscal 2004 period. In addition, net cash flow from financing activities for the current period was $19.0 million due to our receipt of the net proceeds from our initial public offering, offset by repayment of debt to E-Z-EM.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the thirteen weeks ended August 28, 2004 and August 30, 2003.

	Thirteen weeks ended
	August 28, 2004	August 30, 2003
Net Sales	100.0%	100.0%
Gross profit	53.4%	52.1%
Selling and marketing expenses	26.4%	28.3%
General and administrative expenses	8.7%	7.9%
Research and development expenses	8.6%	7.1%
Operating profit	9.7%	8.9%
Other income (expense)	0.1%	(2.4)%
Net earnings	5.8%	2.9%

Net Sales. Net sales for the fiscal 2005 period increased by 23.3%, or $2.5 million, compared to the fiscal 2004 period. The increase in sales was primarily due to the continued growth from new products released in, or subsequent to, the first quarter of the prior year as well as the continuing market share gains of our existing product lines. Our faster growing products included VenaCure™ products; for which sales increased by 93.8%, or $738,000; hemodialysis products, for which sales increased by 24.3%, or $726,000; vascular access products, for which sales increased 21.1%, or $156,000; and angiographic products, for which sales increased 17.6%, or $611,000. Our revenues increased during the fiscal period notwithstanding that the markets for many of our products experienced slight pricing declines. Substantially all of the increase in our revenues was due to increased unit sales, with only 1.8% of the increase attributable to price increases.

Gross Profit. For the fiscal 2005 period, gross profit as a percentage of sales increased to 53.4% from 52.1% for the fiscal 2004 period. The increase in gross margin percentage was due to a favorable product mix resulting from increased sales of higher margin products (hemodialysis products, VenaCure procedure kit sales, and vascular access products), as well as improved production efficiencies. The productivity gains were the result of streamlined production layouts and investments in manufacturing equipment that were put into place by the end of fiscal 2004.

Selling and marketing expenses. Selling and marketing expenses were 26.4% of net sales for the current period, compared to 28.3% for the prior period. For the fiscal 2005 period expenses increased 15.3%, or $459,000, compared to the fiscal 2004 period. Selling expenses increased 10.9%, or $254,000, due to the increased number of territories and commissions on higher sales. Marketing expenses increased 30.0%, or $205,000, due to staffing increases and higher salaries, our reclassification of certain license fees as selling and marketing expense rather than as cost of goods sold, and increased costs for promotional materials and samples to support new product launches.

General and administrative expenses. General and administrative expenses were 8.7% of net sales for the fiscal 2005 period, compared to 7.9% for the fiscal 2004 period. For the fiscal 2005 period these expenses increased 35.9%, or $295,000, due to increased consulting fees, legal fees, and directors’ fees, staffing increases and increased business insurance costs primarily associated with the cost of becoming a public company.

Research and development expenses. Research and development (R&D) expenses were 8.6% of net sales for the fiscal 2005 period, compared to 7.1% for the fiscal 2004 period. R&D expenses increased by 50.2%, or $377,000, due to R&D staffing increases, material and supplies for development projects, an installment payment under a distribution agreement, legal fees, and employee benefits.

Other Income (Expenses). Other income includes interest income and interest expense, including imputed interest expense on debt payable to our parent company E-Z-EM. Other income and expense increased by $271,000 due to a decrease in imputed interest expense resulting primarily from the repayment of debt to E-Z-EM in early June 2004.

Income Taxes. Our effective tax rate for the fiscal 2005 period was 40.8% compared to 55.2% for the fiscal 2004 period. The decrease in the effective tax rate was primarily due to the recording of non-deductible imputed interest expense due to the capitalization by E-Z-EM in May 2004 of $13.1 million of our debt to E-Z-EM in connection with our public offering and the subsequent repayment of the remaining $3 million of debt to E-Z-EM in early June 2004.

Net Earnings. For the fiscal 2005 period we reported net earnings of $761,000, an increase of 147.1%, or $453,000, compared to the fiscal 2004 period. The increase in net earnings was attributable primarily to increased sales and higher margins and the changes in operating expenses and other income discussed above.

Liquidity and Capital Resources

In June 2004, we received net proceeds of $22,941,000 from our initial public offering. Cash flows from financing activities for the fiscal 2005 period were $19,000,000 after payment of the offering expenses and repayment of $3,000,000 in debt to E-Z-EM.

There have been no material changes with respect to contractual obligations and their effect on liquidity and cash flows previously disclosed in our Annual Report on 10-K for our fiscal year ended May 29, 2004. We have no variable interest entities or other off-balance sheet obligations.

For the fiscal 2005 period, we funded capital expenditures and our working capital requirements (exclusive of costs incurred for our initial public offering and the repayment of debt to E-Z-EM, and an initial installment payment of $200,000 under a distribution agreement) with cash from operations. Our current policy is to fund operations and capital requirements without incurring significant debt. In fiscal 2003, we financed our facility expansion with long-term industrial revenue bonds. At August 28, 2004, debt (current maturities of long-term debt and long-term debt) was $3,220,000, as compared to $3,255,000 at May 30, 2004. We have available a $3,000,000 bank line of credit, of which no amounts were outstanding at August 28, 2004. Net cash used in investing activities decreased by $21,000 over the prior quarter, primarily due to a decrease in plant and equipment additions.

At August 28, 2004, approximately $21,488,000, or 44.2%, of our assets consisted of cash and cash equivalents and short-term debt securities. The current ratio was 8.1 to 1, with working capital of $34,366,000, at August 28, 2004, compared to a current ratio of 4.3 to 1, with working capital of $30,981,000, at May 29, 2004.

We are also restricted in our ability to obtain equity financing due to the distribution by E-Z-EM of our stock to its stockholders, which E-Z-EM has announced that it will make on October 30, 2004. We are limited in the amount of equity securities or convertible debt we can issue for a period of two years following the stock distribution by E-Z-EM in order to preserve the tax-free treatment of the distribution and avoid tax liabilities to E-Z-EM, its stockholders and, potentially, to us. These factors could limit our sources of capital in the future.

We believe that the net proceeds from our initial public offering, together with our current cash and investment balances, cash generated from operations and existing lines of credit will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or product lines, we will require additional financing. We cannot assure you that such financing will be available on commercially reasonable terms, if at all.

Critical Accounting Policies

Our significant accounting policies are summarized in Note A to the consolidated financial statements included in the Company’s fiscal 2004 Annual Report on Form 10-K. While all these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. The accounting policies identified as critical are as follows:

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Decisions relative to criterion (iii) regarding collectability are based upon our judgments, as discussed under “Accounts Receivable” below, and should conditions change in the future and cause us to determine this criterion is not met, our results of operations may be affected. We recognize revenue as products are shipped, based on F.O.B. shipping point terms, when title passes to customers. We negotiate shipping and credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved by us and, if approved, customers are subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and must have at least 12 months remaining prior to its expiration date.

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

Under this agreement, we pay Federal income tax based on the amount of taxable income we generate and are credited for Federal tax benefits we generate that can be used by us or other members of the consolidated group. This agreement does not cover tax liabilities arising from state, local and other taxing authorities to whom we report separately. Following our separation from E-Z-EM, E-Z-EM will file a consolidated Federal income tax return for the 2005 fiscal year, and we will file separate Federal returns for subsequent fiscal years.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of August 28, 2004 and May 29, 2004, our reserve for excess and obsolete inventory was $1.3 million and $1.2 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

We currently keep our excess cash in multiple bank accounts. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of August 28, 2004, we were exposed to interest rate change market risk with respect to our investments in tax-free municipal bonds in the amount of $739,000. The bonds bear interest at a floating rate established weekly. For the thirteen weeks ended August 28, 2004, the after-tax interest rate on the bonds approximated 0.9%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $7,000 on an annual basis.

At August 28, 2004, we maintained variable interest rate financing of $3,200,000 in connection with our facility expansion. We have limited our exposure to interest rate risk by entering into an interest rate swap agreement with a bank under which we agreed to pay the bank a fixed annual interest rate of 4.45% and the bank assumed our variable interest payment obligations under the financing.

As of December 29, 2003, we entered into an amended and restated $3,000,000 working capital line of credit with a bank. Advances under this line of credit will bear interest at an annual rate of LIBOR plus 2.85%. We will thus be exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under the facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us (including our consolidated subsidiaries) in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting

No significant changes were made in our internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended August 28, 2004.

ANGIODYNAMICS, Inc. and Subsidiaries

Part II: Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our annual report on Form 10-K for the fiscal year ended May 29, 2004.

We are party to other legal actions that arise in the ordinary course of our business. We believe that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business, financial position, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our initial public offering on Form S-1 (reg. No. 333-113329) was declared effective on May 26, 2004.

The following table sets forth our uses of the net proceeds of the offering from the effective date of the offering to the last day of the fiscal quarter covered by this report:

Initial Public Offering Use of proceeds as of August, 28, 2004 ($ in thousands)
Description	Balance
Receipt of net proceeds of Initial Public Offering and underwriters’ over allotment option	$22,941
Repayment of note payable to E-Z-EM, Inc	(3,000)
Payment of expenses related to our initial public offering	(1,490)
First installment payment under new distribution agreement	(200)

Net proceeds as of August 28, 2004	$18,251

None of the expenses of the offering and, except for the repayment of the note payable to E-Z-EM, none of the net proceeds of the offering were paid directly or indirectly to any of our officers, directors or their associates, to any 10% stockholders, or to any of our affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description	Page
10.1	Form of stock option agreement for the registrant’s 2004 Stock and Incentive Award Plan	27-28

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934	29

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934	30

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	31

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, Inc.
(Registrant)

Date October 12, 2004	/s/ Eamonn P. Hobbs
Eamonn P. Hobbs, President,
Chief Executive Officer

Date October 12, 2004	/s/ Joseph G. Gerardi
Joseph G. Gerardi, Vice President - Chief Financial Officer
(Principal Financial and Chief Accounting Officer)