Form 10-Q
period 2004-11-27
ANGIODYNAMICS INC
filed 2005-01-10
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2004

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

Yes  ☐    No  ☒

As of January 5, 2005, there were 11,571,156 shares of the issuer’s common stock outstanding.

AngioDynamics, Inc. and Subsidiary

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands)

	November 27, 2004	May 29, 2004
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,849	$1,747
Restricted cash	102	101
Debt securities, at fair value	10,354	737
Accounts receivable - trade, net of allowance for doubtful accounts of $288 and $289, respectively	7,936	7,945
Stock subscription receivable		19,949
Inventories	9,045	8,545
Deferred income taxes	712	681
Prepaid expenses and other	873	670

Total current assets	40,871	40,375

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	7,558	7,343

DEFERRED INCOME TAXES	642	642

INTANGIBLE ASSETS, less accumulated Amortization of $974 and $911, respectively	901	964

OTHER ASSETS	400	402

	$50,372	$49,726

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	November 27, 2004	May 29, 2004
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,444	$2,143
Accrued liabilities	2,548	3,343
Due to former parent	165	653
Current portion of long-term debt	160	155
Income taxes payable	176	100
Notes payable – former parent		3,000

Total current liabilities	5,493	9,394

LONG-TERM DEBT, net of current portion	3,020	3,100

Total liabilities	8,513	12,494

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share - 5,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $.01 per share - 45,000,000 shares authorized; issued and outstanding 11,466,020 shares at November 27, 2004 and 11,150,000 shares at May 29, 2004	115	112
Additional paid-in capital	48,386	45,506
Accumulated deficit	(6,471)	(8,268)
Accumulated other comprehensive loss	(171)	(118)

Total stockholders’ equity	41,859	37,232

	$50,372	$49,726

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Net sales	$14,402	$11,851	$27,507	$22,481
Cost of goods sold	6,338	5,759	12,450	10,854

Gross profit	8,064	6,092	15,057	11,627

Operating expenses
Selling and marketing	3,773	3,235	7,235	6,239
General and administrative	1,376	800	2,509	1,637
Research and development	1,122	870	2,250	1,621

Total operating expenses	6,271	4,905	11,994	9,497

Operating profit	1,793	1,187	3,063	2,130

Other income (expenses)
Interest income	60	4	112	8
Interest expense	(38)	(241)	(75)	(501)

Earnings before income tax provision	1,815	950	3,100	1,637

Income tax provision	779	344	1,303	723

NET EARNINGS	$1,036	$606	$1,797	$914

Earnings per common share
Basic	$.09	$.07	$.16	$.10

Diluted	$.09	$.06	$.15	$.10

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Twenty-six weeks ended November 27, 2004

(unaudited)

(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total	Comprehensive income
	Shares	Amount
Balance at May 29, 2004	11,150,000	$112	$45,506	$(8,268)	$(118)	$37,232

Net earnings				1,797		1,797	$1,797
Net proceeds from issuance of common stock	292,500	2	2,764			2,766
Exercise of stock options	23,520	1	83			84
Compensation related to stock option plan			33			33
Unrealized loss on debt securities, net of tax					(22)	(22)	(22)
Unrealized loss on interest rate swap, net of tax					(31)	(31)	(31)

Comprehensive income							$1,744

Balance at November 27, 2004	11,466,020	$115	$48,386	$(6,471)	$(171)	$41,859

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Twenty-six weeks ended
	November 27, 2004	November 29, 2003
Cash flows from operating activities:
Net earnings	$1,797	$914
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	374	343
(Reduction in) provision for doubtful accounts	(1)	26
Imputed interest on notes payable to former parent		421
Other non-cash items	33	2
Changes in operating assets and liabilities
Accounts receivable	10	(434)
Inventories	(500)	(653)
Prepaid expenses and other assets	(203)	(134)
Accounts payable and accrued liabilities	179	35
Income taxes payable	76
Due to (from) former parent	(488)	260

Net cash provided by operating activities	1,277	780

Cash flows from investing activities:
Additions to property, plant and equipment	(523)	(895)
(Increase) decrease in restricted cash	(1)	578
Purchases of available-for-sale securities	(9,652)	(955)
Proceeds from sale of available-for-sale securities		951

Net cash used in investing activities	(10,176)	(321)

Cash flows from financing activities:
Repayment of long-term debt	(75)	(70)
Payment of note payable – former parent	(3,000)	(50)
Proceeds from stock subscription receivable	19,949
Proceeds from issuance of common stock	2,992
Proceeds from the exercise of stock options	84
Payments of costs relating to initial public offering	(949)

Net cash provided by (used in) financing activities	19,001	(120)

INCREASE IN CASH AND CASH EQUIVALENTS	10,102	339

Cash and cash equivalents
Beginning of period	1,747	939

End of period	$11,849	$1,278

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

(in thousands)

	Twenty-six weeks ended
	November 27, 2004	November 29, 2003
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$76	$93

Income taxes	$275	$12

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 27, 2004 and November 29, 2003

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of November 27, 2004, the consolidated statement of stockholders’ equity and comprehensive income for the twenty-six weeks ended November 27, 2004, and the consolidated statements of earnings and cash flows for the periods ended November 27, 2004 and November 29, 2003, have been prepared by the Company without audit. The consolidated balance sheet as of May 29, 2004 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows at November 27, 2004 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 29, 2004, filed by the Company on August 27, 2004. The results of operations for the periods ended November 27, 2004 and November 29, 2003 are not necessarily indicative of the operating results for the respective full years.

The consolidated financial statements include the accounts of AngioDynamics, Inc. and its wholly-owned subsidiary, Leocor, Inc. (“Leocor”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

Through May 26, 2004, the Company was a wholly-owned subsidiary of E-Z-EM, Inc. (“E-Z-EM” or the “Former Parent”). On May 27, 2004, the Company completed an initial public offering (“IPO”), selling 1,950,000 shares of common stock at $11.00 per share. Proceeds from the IPO, net of certain financing costs totaling $1,501,500, amounted to $19,948,500 and were received by the Company on June 2, 2004. At May 29, 2004, the net proceeds of the IPO credited to common stock and additional paid-in capital aggregated $18,670,000, after financing costs of $2,779,500. On June 15, 2004, the underwriters exercised the over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, the Company received proceeds of $2,992,275, net of financing costs of $225,225. At June 15, 2004, the Former Parent’s ownership decreased to 80.4%. During the thirteen and twenty-six weeks ended November 27, 2004, the Company incurred additional financing costs related to the IPO of $15,000 and $226,000, respectively, which were also charged to additional paid-in capital and netted against the proceeds of the exercise of the over-allotment option.

On August 17, 2004, the E-Z-EM Board of Directors approved the separation of the Company from E-Z-EM by means of a tax-free dividend of E-Z-EM’s remaining ownership of the Company. EZEM had received a favorable ruling from the IRS that the distribution by E-Z-EM of its shares of the Company’s stock would be tax-free to E-Z-EM and to E-Z-EM’s shareholders for U.S. federal income tax purposes. The distribution of E-Z-EM’s 9,200,000 shares of the Company occurred at the close of business on October 30, 2004, to E-Z-EM stockholders of record as of October 11, 2004.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 27, 2004 and November 29, 2003

(unaudited)

NOTE B – STOCK–BASED COMPENSATION

At November 27, 2004, the Company has two stock-based compensation plans, exclusive of the stock option plans related to the distribution (see Note N). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, SFAS No. 123 for non-employees and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During the thirteen weeks ended November 27, 2004 and November 29, 2003, compensation expense of $19,000 and $1,000, respectively, was recognized under these plans for options granted to consultants. During the twenty-six weeks ended November 27, 2004 and November 29, 2003, compensation expense of $33,000 and $2,000, respectively, was recognized under these plans for options granted to consultants. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted under these plans to key employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS No. 123, the Company’s pro forma net earnings and earnings per common share would be as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29 2003
	(in thousands)
Net earnings
As reported	$1,036	$606	$1,797	$914
Deduct total stock-based compensation under fair value based method for all awards, net of tax effects	(452)	(72)	(683)	(150)

Pro forma net earnings	584	534	1,114	764

Earnings per common share
Basic – as reported	$.09	$.07	$.16	$.10
Basic – pro forma	.05	.06	.10	.08
Diluted – as reported	$.09	$.06	$.15	$.10
Diluted – pro forma	.05	.06	.09	.08

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 27, 2004 and November 29, 2003

(unaudited)

NOTE C – EARNINGS PER COMMON SHARE

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

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Basic	11,446,720	9,200,000	11,444,610	9,200,000
Effect of dilutive securities (stock options)	606,439	442,841	588,042	357,408

Diluted	12,053,159	9,642,841	12,032,652	9,557,408

Excluded from the calculation of diluted earnings per common share, are options to purchase 211,623 shares of common stock for the thirteen and twenty-six weeks ended November 27, 2004 as their inclusion would be anti-dilutive. The exercise price on the excluded options was $13.18 per share at November 27, 2004.

NOTE D – EFFECTS OF RECENTLY ISSUED PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing” to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adoption of SFAS 151 on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SGAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 27, 2004 and November 29, 2003

(unaudited)

NOTE D – EFFECTS OF RECENTLY ISSUED PRONOUNCEMENTS (continued)

Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) will be effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the second quarter of the year ending June 3, 2006.

NOTE E – COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
	(in thousands)
Net earnings	$1,036	$606	$1,797	$914
Unrealized holding loss on debt securities	(22)		(22)
Increase (decrease) in fair value on interest rate swap	23	(24)	(31)	131

Comprehensive income	$1,037	$582	$1,744	$1,045

The components of accumulated comprehensive loss, net of related tax, are as follows:

	November 27, 2004	May 29, 2004
	(in thousands)
Fair value on interest rate swap	$(149)	$(118)
Unrealized holding loss on debt securities	(22)

Accumulated other comprehensive loss	$(171)	$(118)

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 27, 2004 and November 29, 2003

(unaudited)

NOTE F – DEBT SECURITIES

Debt securities at November 27, 2004 consist of the following:

	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale securities
U.S. government corporation obligations	$5,976	$5,942
Corporate bond securities	3,671	3,671
Municipal bond securities	740	740
Other	1	1

	$10,388	$10,354

As of May 29, 2004, the Company held municipal bond securities with a fair value of $737,000, which approximated amortized cost.

The amortized cost and fair value of debt securities at November 27, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$5,147	$5,147
Due after one through ten years Due after ten through twenty years	4,626 460	4,592 460
Due after twenty years	155	155

	$10,388	$10,354

Gross unrealized losses on U.S. government corporation obligations were $34,000 for the thirteen and twenty-six weeks ended November 27, 2004.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 27, 2004 and November 29, 2003

(unaudited)

NOTE G – INVENTORIES

Inventories consist of the following:

	November 27, 2004	May 29, 2004
	(in thousands)
Finished goods	$5,297	$4,677
Work in process	1,348	1,331
Raw materials	2,400	2,537

	$9,045	$8,545

NOTE H – DISTRIBUTION AGREEMENT

In June 2004, the Company signed a Distribution Agreement (the “Agreement”) granting to the Company worldwide exclusive rights to market, sell, and distribute products for use in image-guided procedures. The Agreement is effective for an initial term of ten years and will automatically renew for an additional five-year period if certain minimum purchase requirements are met. In consideration for these rights, the Company will pay up to $1,000,000 in five installments, each contingent upon the achievement of specified product development and approval milestone events, as defined. For the thirteen and twenty-six weeks ended November 27, 2004, the Company made installment payments of $150,000 and $350,000, respectively, which have been recorded as a component of research and development expenses.

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

NOTE I – NOTES PAYABLE – FORMER PARENT

At May 29, 2004, the Company had an outstanding unsecured note payable (the “Note”) of $3,000,000 with the Former Parent. In June 2004, the Company paid the outstanding balance of the Note in full. Effective June 1, 2002, the Former Parent agreed to suspend interest charges on the then outstanding balance of the Notes in the principal amount of $16.1 million. For the thirteen and twenty-six weeks ended November 29, 2003, the Company recorded imputed interest charges of $201,000 and $421,000, respectively, for the suspended interest and corresponding credits to “Additional paid-in capital.”

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 27, 2004 and November 29, 2003

(unaudited)

NOTE J – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	November 27, 2004	May 29, 2004
	(in thousands)
Payroll and related expenses	$1,962	$2,147
Fair value of interest rate swap (see Note L)	237	188
Initial public offering costs (see Note A)		723
Other	349	285

	$2,548	$3,343

NOTE K – LINE OF CREDIT

On November 22, 2004, the Company renewed a $3,000,000 line of credit agreement with a bank, which is collateralized by substantially all of the assets of the Company and expires on November 30, 2005. Borrowings under the line of credit bear interest at the bank’s prime rate plus 50 basis points (5.5% at November 27, 2004). The line of credit requires the Company to maintain the same financial covenants as under the outstanding long-term debt (see Note L). There are no borrowings outstanding at November 27, 2004.

NOTE L – LONG–TERM DEBT

In September 2002, the Company closed on the financing for the expansion of its headquarters and manufacturing facility in Queensbury, New York. The expansion is being financed principally with Industrial Revenue Bonds (the “Bonds”) issued by the Warren and Washington Counties Industrial Development Agency (the “Agency”) aggregating $3,500,000. The Bonds are issued under a Trust Agreement by and between the Agency and a bank, as trustee (the “Trustee”). The proceeds of the Bonds are being advanced, as construction occurs, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a second bank (the “Bank”) and the Company. As of November 27, 2004, the advances aggregated $3,399,000 with the remaining proceeds of $101,000, plus interest earned of $1,000, classified as restricted cash. The Bonds reprice every seven days and are resold by a Remarketing Agent. The Bonds bear interest based on the market rate on the date the Bonds are repriced (1.80% per annum at November 27, 2004) and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement with the Bank which required the maintenance of a letter of credit for an initial amount of $3,575,000 ($3,248,000 at November 27, 2004) to support principal and certain interest payments of the Bonds and requires payment of an annual fee on the outstanding balance ranging from 1% to 1.9%, depending on financial results achieved. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent will use its best efforts to arrange for a sale in the secondary market of such Bonds. The Remarketing Agreement provides for the payment of an annual fee of .1% of the remaining balance.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 27, 2004 and November 29, 2003

(unaudited)

NOTE L – LONG–TERM DEBT (continued)

The Reimbursement Agreement contains certain financial covenants, relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Agreement are secured by the aforementioned letter of credit and a first mortgage on the land, building and equipment relating to the facility with a net carrying value of $7,558,000 and $7,343,000 at November 27, 2004 and May 29, 2004, respectively.

The Company entered into an interest rate swap agreement (the “Swap Agreement”) with the Bank, effective September 2002, with an initial notional amount of $3,500,000 to limit the effect of variability due to interest rates on its rollover of the Bonds. The Swap Agreement, which qualifies as a hedge under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement requires the Company to pay a fixed rate of 4.45% and receive payments based on 30-day LIBOR repriced every seven days through May 2022. At November 27, 2004 and May 29, 2004, since the Swap Agreement is classified as a cash flow hedge, the fair value of $237,000 and $188,000, respectively, has been recorded as a component of accrued liabilities, and accumulated other comprehensive loss is $149,000 and $118,000, respectively, net of tax benefit.

Amounts to be paid or received under the Swap Agreement are accrued as interest rates change and are recognized over the life of the Swap Agreement as an adjustment to interest expense.

NOTE M – RELATED PARTY TRANSACTIONS

Certain identifiable, allocable costs incurred by the Former Parent on behalf of the Company with respect to commissions, foreign selling and administrative expenses have been and will be proportionately charged to the Company through December 31, 2004, in connection with the Master Separation and Distribution Agreement with the Former Parent.

In addition to the allocations, the Former Parent provided insurance coverage to the Company through October 30, 2004. The amount payable by the Company for such coverage was the actual cost of such insurance as allocated by the insurance carrier providing such coverage, and if such allocation was not provided by the insurance carrier, the amount payable by the Company was determined by the Former Parent based upon the respective total revenues of the Former Parent and the Company and such other factors as the Former Parent reasonably determines to be appropriate.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 27, 2004 and November 29, 2003

(unaudited)

NOTE M – RELATED PARTY TRANSACTIONS (continued)

These costs are included in the respective statements of earnings as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
	(in thousands)
Cost of Goods Sold:
Insurance	$87	$67	$209	$211
Selling and administrative:
Corporate services	56	88	122	177
Insurance	1	10	2	25

	57	98	124	202

	$144	$165	$333	$413

Details of amounts due to former parent are as follows:

	November 27, 2004	May 29, 2004
Sales to former parent	$21	$86
Income taxes	(186)	(739)

	$(165)	$(653)

NOTE N – COMMON STOCK

Stock Option Plans

During the thirteen and twenty-six weeks ended November 27, 2004, options for a total of 54,350 and 266,823 shares of common stock were granted to employees under the 2004 Stock and Incentive Award Plan (the “2004 Plan”) at exercise prices equal to the quoted market price of the Company’s common stock at the date of the grants. Options under these grants vest 25% per year over four years and expire on the tenth anniversary of the grant date. At November 27, 2004, the options for all 266,823 shares were unvested and, accordingly, unexercisable.

During the thirteen and twenty-six weeks ended November 27, 2004, options for 850 shares at $13.18 per share were forfeited under the 2004 Plan. During the twenty-six weeks ended November 27, 2004, options for 523 shares at $4.35 per share were forfeited under the 1997 Stock Option Plan.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 27, 2004 and November 29, 2003

(unaudited)

NOTE N – COMMON STOCK (continued)

In connection with the completion of the separation and spin-off (see Note A), as of October 29, 2004, all outstanding E-Z-EM options (“E-Z-EM Pre-spin Options”) were adjusted and exchanged with E-Z-EM options (the “ E-Z-EM Post-spin Options”) and Company options (the “Mirror Options”) collectively referred to as the “Replacement Options”.

The exercise price and the number of shares subject to each of the Replacement Options was established pursuant to a formula designed to ensure that: (1) the aggregate “intrinsic value” (i.e., the difference between the exercise price of the option and the market price of the common stock underlying the option) of the Replacement Option did not exceed the aggregate intrinsic value of the outstanding E-Z-EM Pre-spin Option which is replaced by such Replacement Option immediately prior to the spin-off, and (2) the ratio of the exercise price of each option to the market value of the underlying stock immediately before and after the spin-off was preserved.

Substantially all of the other terms and conditions of each Replacement Option, including the time or times when, and the manner in which, each option is exercisable, the permitted method of exercise, settlement and payment, the rules that apply in the event of the termination of employment of the employee, the events, if any, that may give rise to an employee’s right to accelerate the vesting or the time or exercise thereof and the vesting provisions, are the same as those of the replaced E-Z-EM Pre-spin Option, except for the duration of the exercise periods of the Mirror Options, all of which will expire no later than May 2008. In addition, option holders who are employed by one company are permitted to exercise, and are subject to all of the terms and provisions of, options to acquire shares in the other company as if such holder was an employee of such other company.

As a result of the spin-off, on October 29, 2004, 421,926 Mirror Options, with a weighted average exercise price of $4.22, were issued to E-Z-EM officers, directors, employees and consultants.

Mirror Options for a total of 23,520 shares of common stock were exercised during the twenty-six weeks ended November 27, 2004, at prices ranging from $1.92 to $4.50 per share.

Employee Stock Purchase Plan

In July 2004, the Company adopted the AngioDynamics, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”), which was approved by stockholders on October 18, 2004. The Stock Purchase Plan provides a means by which employees of the Company (the “participants”) may be given an opportunity to purchase common stock of the Company through payroll deductions. The maximum number of shares to be offered under the Stock Purchase Plan will be 200,000 shares of the Company’s common stock, subject to any increase authorized by the compensation committee of the board of directors. Shares will be offered through two overlapping offering periods, each with a duration of approximately 12 months, commencing on the first business day on or after the end of the second and fourth fiscal quarters. A participant may not participate in more than one offering period at a time. An employee is

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 27, 2004 and November 29, 2003

(unaudited)

NOTE N – COMMON STOCK (continued)

eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the board of directors, as defined. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. For the thirteen and twenty-six weeks ended November 27, 2004, no shares were issued under the Stock Purchase Plan.

NOTE O – LITIGATION

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

The Company has been named as a defendant in an action entitled Duhon, et. al v. Brezoria Kidney Center, Inc., case no. 27084 filed in the District Court of Brezoria County, Texas, 239th Judicial District on December 29, 2003. The complaint alleges that the Company and its co-defendants, E-Z-EM and Medical Components, Inc., or Medcomp, designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The complaint seeks compensatory and other monetary damages in unspecified amounts. Under the Company’s distribution agreement with Medcomp, Medcomp is required to indemnify the Company against all the Company’s costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys’ fees) that relate in any way to products covered by the agreement. The Company has tendered the defense of the Duhon action to Medcomp, and Medcomp has accepted defense of the action. Based upon

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 27, 2004 and November 29, 2003

(unaudited)

NOTE O – LITIGATION (continued)

the Company’s prior experience with Medcomp, the Company expects Medcomp to honor its indemnification obligation if it is unsuccessful in defending this action.

In accordance with the Master Separation and Distribution Agreement between the Company and the Former Parent, the Company has agreed to indemnify the Former Parent from any claims which arise out of the business operations of the Company prior to its spin-off (see Note A) in which the Former Parent is a named defendant solely because the Former Parent was the sole stockholder of the Company.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. In some cases, forward-looking statements may be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, “predicts”, “potential”, “continue” or variations of such terms or similar expressions. These statements relate to future events or AngioDynamics’ future financial performance and involve known and unknown risks, uncertainties and other factors that may cause AngioDynamics or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among other things, our ability to develop new products and enhance existing products, our ability to protect our intellectual property, pending and potential intellectual property infringement claims by third parties, our dependence on single source suppliers, our relationships with interventional physicians, the difficulty in predicting our sales and planning our manufacturing requirements, the performing by cardiologists of more interventional procedures, possible undetected defects in our products, pending and potential product liability claims by customers or patients, the volatility of our operating results, the effect on our operations of healthcare reform measures, potential declines in reimbursements by government or other third-party payors for procedures using our products, failure to obtain regulatory approvals for our products, a disaster or other disruption at our manufacturing facility or the facilities of our suppliers, and our likely need for additional financing to fund any acquisitions. We discuss certain of these matters more fully in other of our filings with the SEC, including our Annual Report on Form 10-K for our 2004 fiscal year, which was filed with the SEC on August 27, 2004. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these matters, including changes in facts or other factors, the actual circumstances relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

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

We sell our broad line of quality devices in the United States through a direct sales force comprised of 39 sales persons, six regional managers and a vice president of sales. In an effort to generate increased sales, we intend to expand our domestic sales force to 70 direct sales representatives within the next three years. Outside the United States, we sell our products indirectly through a network of distributors in 33 markets. Historically, less than 5% of our net sales have been in non-U.S. markets.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing, and strategic alliances. In this regard, our strategic plan calls for an annual investment of 8% of sales for research and development activities.

In addition, with the completion of our initial public offering and the spin-off of our company by E-Z-EM, Inc., we now intend to seek to grow through selective acquisitions of complementary products, technologies or businesses. Our cash resources are limited and, except to the extent we can use our equity securities as acquisition capital, we will require additional equity or debt financing to fund any significant acquisitions. We cannot assure you that we will be able to successfully identify or consummate any such acquisitions or that any required financing will be available on terms satisfactory to us or at all.

Our ability to further increase our profitability will depend in large part on improving gross profit margins. As discussed below, our gross margins have improved significantly in recent periods, primarily due to increased sales of higher margin products. We expect this trend to continue, as we increase our efforts in expanding sales of such higher margin products as our VenaCure™ procedure kits, and developing and introducing additional higher margin products. We also plan to take advantage of our expanded production facility to manufacture more of the products we sell. However, we cannot assure you that our efforts will result in continued improvement in our gross margins and profitability. Revenue growth and gross margin improvements are expected to be offset somewhat by increases in selling expenses from the addition of direct sales personnel as discussed above, but also from additional expenses incurred as a result of operating as an independent public company.

Our fiscal six months ended November 27, 2004 and November 29, 2003 both represent twenty-six weeks. The twenty-six weeks ended November 27, 2004 are referred to as the “fiscal 2005 period” and the twenty-six weeks ended November 29, 2003 are referred to as the “fiscal 2004 period”. Our fiscal quarters ended November 27, 2004 and November 29, 2003 both represent thirteen weeks. The thirteen weeks ended November 27, 2004 are referred to as the “2005 quarter” and the thirteen weeks ended November 29, 2003 are referred to as the “2004 quarter”.

For the fiscal 2005 period, we reported net income of $1.8 million, or approximately $0.16 and $0.15 per common share on a basic and diluted basis, respectively, on revenues of $27.5 million. For the fiscal 2004 period, we reported net income of $914,000, or approximately $0.10 per common share on a basic and diluted basis, respectively, on revenues of $22.5 million. Gross margins improved to 54.7% for the fiscal 2005 period from 51.7% for the fiscal 2004 period. Cash flow from operations was $1.3 million, an increase of $497,000 from the fiscal 2004 period.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the thirteen weeks ended November 27, 2004 and November 29, 2003.

	Thirteen weeks ended
	November 27, 2004	November 29, 2003
Net Sales	100.0%	100.0%
Gross profit	56.0%	51.4%
Selling and marketing expenses	26.2%	27.3%
General and administrative expenses	9.6%	6.8%
Research and development expenses	7.8%	7.3%
Operating profit	12.4%	10.0%
Other income (expense)	0.2%	(2.0%)
Net earnings	7.2%	5.1%

Thirteen weeks ended November 27, 2004 and November 29, 2003

Net Sales. Net sales for the 2005 quarter increased by 21.5%, or $2.6 million, to $14.4 million, compared to the 2004 quarter. The increase in sales was primarily due to the continued growth from new products released in, or subsequent to, the first quarter of the prior year as well as the continuing market share gains of our existing product lines. Our faster growing products included our Vascular Access line, featuring our new product, our Morpheus CT PICC, for which sales increased 87.2% or $700,000; VenaCure™ products; for which sales increased by 30.0%, or $422,000; hemodialysis products, for which sales increased by 21.3%, or $669,000; and angiographic products, for which sales increased 15.9%, or $600,000. Our revenues increased during the 2005 quarter notwithstanding that the markets for many of our products experienced slight pricing declines. Substantially all of the increase in our revenues was due to increased unit sales, with only 3.1% of the 21.5% increase attributable to price increases.

Gross Profit. For the 2005 quarter, gross profit as a percentage of sales increased to 56.0% from 51.4% for the 2004 quarter. The increase in gross margin percentage was due to a favorable product mix resulting from increased sales of higher margin products (hemodialysis products, VenaCure procedure kits, and vascular access products), lower material costs resulting from purchase volume discounts with a major supplier negotiated in the 2005 quarter, retroactive to the beginning of the fiscal year, and modest price increases implemented earlier in the year.

Selling and marketing expenses. Selling and marketing expenses were 26.2% of net sales for the 2005 quarter, compared to 27.3% for the 2004 quarter. For the 2005 quarter, expenses increased 16.6%, or $538,000, compared to the 2004 quarter. Selling expenses increased 12.6%, or $285,000, due to the increased number of territories and commissions on higher sales. Marketing expenses increased 26.0%, or $253,000, due to staffing increases and higher salaries, our reclassification of certain license fees as selling and marketing expense rather than as cost of goods sold, and increased costs for promotional materials to support new product launches.

General and administrative expenses. General and administrative expenses were 9.6% of net sales for the 2005 quarter, compared to 6.8% for the 2004 quarter. For the 2005 quarter, these expenses increased 72.1%, or $576,000, due to increased consulting fees, legal fees, and directors’ fees, staffing increases and increased business insurance costs primarily associated with the cost of operating as a public company.

Research and development expenses. Research and development (R&D) expenses were 7.8% of net sales for the 2005 quarter, compared to 7.3% for the 2004 quarter. R&D expenses increased by 29.0%, or $252,000, due to R&D staffing increases, an installment payment under a distribution agreement, and legal fees.

Other Income (Expenses). Interest income for the 2005 quarter increased by $56,000 from the 2004 quarter due to interest earned from the investment of the proceeds from our initial public offering. Interest expense decreased by $203,000 due to a decrease in imputed interest expense resulting primarily from the capitalization of $13.2 million and repayment of $3.0 million of debt to our former parent, E-Z-EM, in May and early June 2004, respectively.

Income Taxes. Our effective tax rate for the 2005 quarter was 42.9% compared to 36.2% for the 2004 quarter. The increase in the effective tax rate was primarily due our former parent company’s use, under our tax sharing arrangement, of our capital loss carry-forwards to offset capital gains that it had incurred.

Net Earnings. For the 2005 quarter, we reported net earnings of $1.0 million, an increase of 71.0%, or $430,000, over net earnings for the 2004 quarter. The increase in net earnings was attributable primarily to increased sales, higher margins, and reduced interest expense, offset by higher operating expenses, as discussed above.

The following table sets forth certain operational data as a percentage of sales for the twenty-six weeks ended November 27, 2004 and November 29, 2003.

	Twenty-six weeks ended
	November 27, 2004	November 29, 2003
Net Sales	100.0%	100.0%
Gross profit	54.7%	51.7%
Selling and marketing expenses	26.3%	27.8%
General and administrative expenses	9.1%	7.2%
Research and development expenses	8.2%	7.2%
Operating profit	11.1%	9.5%
Other income (expense)	0.1%	(2.2%)
Net earnings	6.5%	4.1%

Twenty-six weeks ended November 27, 2004 and November 29, 2003

Net Sales. Net sales for the fiscal 2005 period totaled $27.5 million, an increase of 22.4%, or $5.0 million, compared to the fiscal 2004 period. The increase in sales was primarily due to the continued growth from new products released in, or subsequent to, the fiscal 2004 period as well as the continuing market share gains of our existing product lines. Our faster growing products included our Vascular Access line, featuring our new product, Morpheus CT PICC, for which sales increased 60.0% or $924,000; VenaCure™ products; for which sales increased by 52.8%, or $1.2 million; hemodialysis products, for which sales increased by 22.8%, or $1.4 million; and angiographic products, for which sales increased 13.8%, or $1.0 million. Our revenues increased for the 2005 fiscal period notwithstanding that the markets for many of our products experienced slight pricing declines. Substantially all of the increase in our revenues was due to increased unit sales, with 2.5% of the increase attributable to price increases.

Gross Profit. For the fiscal 2005 period, gross profit as a percentage of sales increased to 54.7% from 51.7% for the fiscal 2004 period. The increase in gross margin percentage was due to a favorable product mix resulting from increased sales of higher margin products (hemodialysis products, VenaCure procedure kit sales, and vascular access products), lower material costs resulting from purchase volume discounts with a major supplier negotiated in the 2005 quarter, retroactive to the beginning of the fiscal year, and modest price increases implemented earlier in the year.

Selling and marketing expenses. Selling and marketing expenses were 26.3% of net sales for the current period, compared to 27.8% for the prior period. For the fiscal 2005 period, selling and marketing expenses increased 16.0%, or $996,000, compared to the fiscal 2004 period. Selling expenses increased 11.7%, or $538,000, due to the increased number of territories and commissions on higher sales. Marketing expenses increased 28.9%, or $458,000, due to staffing increases and higher salaries, our reclassification of certain license fees as selling and marketing expense rather than as cost of goods sold, convention expenses, and increased costs for promotional materials to support new product launches.

General and administrative expenses. General and administrative expenses were 9.1% of net sales for the fiscal 2005 period, compared to 7.2% for the fiscal 2004 period. For the fiscal 2005 period these expenses increased 53.2%, or $872,000, due to increased consulting fees, legal fees, and directors’ fees, staffing increases and increased business insurance costs primarily associated with the cost of operating as a public company.

Research and development expenses. Research and development (R&D) expenses were 8.2% of net sales for the fiscal 2005 period, compared to 7.2% for the fiscal 2004 period. R&D expenses increased by 38.8%, or $629,000, due to R&D staffing increases, material and supplies for development projects, installment payments under a distribution agreement, and legal fees.

Other Income (Expenses). Interest income for the fiscal 2005 period increased by $104,000 from the fiscal 2004 period due to interest earned from the investment of the proceeds from our initial public offering. Interest expense decreased by $426,000 primarily due to a decrease in imputed interest expense resulting primarily from the capitalization of $13.2 million and repayment of $3.0 million of debt to our former parent, E-Z-EM, in May and early June 2004, respectively.

Income Taxes. Our effective tax rate for the fiscal 2005 period was 42.0%, compared to 44.2% for the fiscal 2004 period. The decrease in the effective tax rate was primarily due to the recording of non-deductible imputed interest expense due to the capitalization by E-Z-EM in May 2004 of $13.2 million of our debt to E-Z-EM in connection with our public offering and the subsequent repayment of the remaining $3 million of debt to E-Z-EM in early June 2004.

Net Earnings. For the fiscal 2005 period we reported net earnings of $1.8 million, an increase of 96.6%, or $883,000, over the fiscal 2004 period. The increase in net earnings was attributable primarily to increased sales, higher margins and reduced interest expense, offset somewhat by increased operating expenses, as discussed above.

Liquidity and Capital Resources

In June 2004, we received net proceeds of $22.9 million from our initial public offering, or IPO. Cash flows from financing activities for the fiscal 2005 period were $19.0 million after payment of the offering expenses and repayment of $3.0 million in debt to E-Z-EM.

For the fiscal 2005 period, our investing activities used net cash of $10.2 million, due primarily to our investment of $9.7 million of the IPO proceeds into U.S. Government obligations, and corporate and municipal securities. Additionally, we made equipment purchases of $523,000 during the fiscal 2005 period.

There have been no material changes with respect to our contractual obligations and their effect on liquidity and cash flows previously disclosed in our Annual Report on 10-K for our fiscal year ended May 29, 2004. We have no variable interest entities or other off-balance sheet obligations.

For the fiscal 2005 period, we funded capital expenditures and our working capital requirements (exclusive of costs incurred for our initial public offering and the repayment of debt to E-Z-EM, and two installment payments totaling $350,000 under a distribution agreement) with cash from operations. Our current policy is to fund operations and capital requirements without incurring significant debt. In fiscal 2003, we financed our facility expansion with long-term industrial revenue bonds. At November 27, 2004, debt (current maturities of long-term debt and long-term debt) was $3.2 million, as compared to $3.3 million at May 29, 2004. On November 22, 2004, we renewed our $3.0 million bank line of credit with KeyBank National Association, which extended the line of credit to November 30, 2005. Advances under the line of credit will bear interest at the bank’s prime rate plus 0.50%. Accrued interest is payable monthly, and all outstanding principal amounts are payable at maturity, subject to a requirement to pay the outstanding principal balance and maintain a zero outstanding balance for at least one 30-day period during the term of the line of credit. All outstanding amounts under the line of credit are immediately due and payable upon any payment default or other default under the security agreement with the bank. No amounts were outstanding under the line of credit at November 27, 2004.

At November 27, 2004, approximately $22.2 million, or 44.0%, of our assets consisted of cash and cash equivalents and short-term debt securities. The current ratio was 7.4 to 1, with working capital of $35.4 million, at November 27, 2004, compared to a current ratio of 4.3 to 1, with working capital of $31.0 million, at May 29, 2004.

We are also restricted in our ability to obtain equity financing due to the distribution by E-Z-EM of our stock to its stockholders, which was completed on October 30, 2004. We are limited in the amount of equity securities or convertible debt we can issue for a period of two years following the stock distribution by E-Z-EM in order to preserve the tax-free treatment of the distribution and avoid tax liabilities to E-Z-EM, its stockholders and, potentially, to us. These factors could limit our sources of capital in the future.

We believe that the net proceeds from our initial public offering, together with our current cash and investment balances, cash generated from operations and existing lines of credit will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If, as discussed above, we seek to make significant acquisitions of other businesses, technologies or products, we will, in all likelihood, require additional financing. We cannot assure you that such financing will be available on commercially reasonable terms, if at all.

Critical Accounting Policies

Our significant accounting policies are summarized in Note A to our consolidated financial statements included in our Annual Report on Form 10-K for our 2004 fiscal year. While all these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. The accounting policies identified as critical are as follows:

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv)

product delivery has occurred or services have been rendered. Decisions relative to criterion (iii) regarding collectability are based upon our judgments, as discussed under “Accounts Receivable” below, and should conditions change in the future and cause us to determine this criterion is not met, our results of operations may be affected. We recognize revenue as products are shipped, based on F.O.B. shipping point terms, when title passes to customers. We negotiate shipping and credit terms on a customer-by-customer basis, and products are shipped at an agreed upon price. All product returns must be pre-approved by us and, if approved, are subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and must have at least 12 months remaining prior to its expiration date.

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

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of earnings. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. We have a tax allocation and indemnification arrangement with E-Z-EM with whom we will file a consolidated Federal tax return for the 2004 fiscal year and the 2005 fiscal year, through the separation date of October 30, 2004. We will file a separate Federal tax return for the period November 1, 2004 to May 28, 2005. Under this agreement, we pay Federal income tax based on the amount of taxable income we generate and are credited for Federal tax benefits we generate that are used by us or other members of the consolidated group. This agreement does not cover tax liabilities arising from state, local and other taxing authorities to whom we report separately.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of November 27, 2004 and May 29, 2004, our reserve for excess and obsolete inventory was $1.3 million and $1.2 million, respectively.

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

Effect of Recently Issued Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing” to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adoption of SFAS 151 on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SGAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) will be effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the second quarter of the year ending June 3, 2006.

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

We currently keep our excess cash in multiple bank accounts, short-term commercial paper, and debt securities. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of November 27, 2004, we were exposed to interest rate change market risk with respect to our investments in callable U.S. Government corporation and agency obligations, and tax-free municipal bonds, in the amount of $3,241,000. The interest rate on the callable bonds is subject to the call option being exercised by the debtor. For the twenty-six weeks ended November 27, 2004, the weighted average after-tax interest rate on the callable bonds approximated 1.7%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the municipal bonds by approximately $25,000 on an annual basis. The municipal bonds bear interest at a floating rate established weekly. For the twenty-six weeks ended November 27, 2004, the after-tax interest rate on the bonds approximated 1.0%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the municipal bonds by approximately $7,000 on an annual basis.

At November 27, 2004, we maintained variable interest rate financing of $3,180,000 in connection with our facility expansion. We have limited our exposure to interest rate risk by entering into an interest rate swap agreement with a bank under which we agreed to pay the bank a fixed annual interest rate of 4.45% and the bank assumed our variable interest payment obligations under the financing.

As of November 22, 2004, we renewed a $3,000,000 working capital line of credit with a bank. Advances under this line of credit will bear interest at an annual rate of prime plus 0.5%. We will thus be exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under the facility.

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

Changes in Internal Controls over Financial Reporting

No significant changes were made in our internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended November 27, 2004.

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

Our initial public offering on Form S-1 (reg. No. 333-113329) was declared effective on May 26, 2004.

The following table sets forth our uses of the net proceeds of the offering from the effective date of the offering to the last day of the fiscal quarter covered by this report:

Initial Public Offering

Use of proceeds

as of November 27, 2004

($ in thousands)

Description	Balance
Receipt of net proceeds of Initial Public Offering and underwriters’ over allotment option	$22,941
Repayment of note payable to E-Z-EM, Inc.	(3,000)
Payment of expenses related to our initial public offering	(1,505)
Installment payments under a distribution agreement	(350)

Net proceeds as of November 27, 2004	$18,086

None of the expenses of the offering and, except for the repayment of the note payable to E-Z-EM, none of the net proceeds of the offering were paid directly or indirectly to any of our officers, directors or their associates, to any 10% stockholders, or to any of our affiliates.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on October 18, 2004, the following persons were elected as Directors of the Company:

Class I Directors: (until the 2007 Annual Meeting)

Jeffrey G. Gold

Paul S. Echenberg

Dennis S. Meteny

In this election, 11,333,975, 11,335,975 and 11,333,975 votes were cast for Mr. Gold, Mr. Echenberg and Mr. Meteny, respectively, and 4,100, 2,100 and 4,100 shares were withheld from voting for Mr. Gold, Mr. Echenberg and Mr. Meteny, respectively.

The following Directors continue in office for the duration of their terms:

Class II Directors: (until the 2005 Annual Meeting)

Gregory D. Casciaro

Howard W. Donnelly

Robert E. Flaherty

Class III Directors: (until the 2006 Annual Meeting)

Eamonn P. Hobbs

David P. Meyers

Howard S. Stern

The proposal to approve the AngioDynamics, Inc. Employee Stock Purchase Plan was passed by a vote of 10,699,459 in favor, 2,300 against, 700 abstaining, and 635,616 non-votes.

In addition, the action of the Board of Directors in appointing Grant Thornton LLP as the Company’s independent auditor for fiscal year 2005 was approved by a vote of 11,335,632 in favor and 2,443 against.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description

10.1	Change in Terms Agreement dated November 22, 2004, between the registrant and KeyBank National Association

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, Inc.

(Registrant)

Date January 10, 2005	/s/ EAMONN P. HOBBS
Eamonn P. Hobbs, President,
Chief Executive Officer

Date January 10, 2005	/s/ JOSEPH G. GERARDI
Joseph G. Gerardi, Vice President - Chief Financial Officer
(Principal Financial and Chief Accounting Officer)