Form 10-Q
period 2005-02-26
ANGIODYNAMICS INC
filed 2005-04-12
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2005

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

As of April 7, 2005, there were 11,848,231 shares of the issuer’s common stock outstanding.

AngioDynamics, Inc. and Subsidiary

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 26, 2005	May 29, 2004
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,404	$1,747
Restricted cash		101
Marketable securities, at fair value	9,590	737
Accounts receivable - trade, net of allowance for doubtful accounts of $303 and $289, respectively	8,350	7,945
Stock subscription receivable		19,949
Inventories	9,388	8,545
Deferred income taxes	710	681
Prepaid expenses and other	1,010	670

Total current assets	44,452	40,375

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	7,773	7,343

DEFERRED INCOME TAXES	642	642

INTANGIBLE ASSETS, less accumulated Amortization of $1,005 and $911, respectively	870	964

OTHER ASSETS	98	402

	$53,835	$49,726

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	February 26, 2005	May 29, 2004
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,224	$2,143
Accrued liabilities	3,177	3,343
Due to former parent	57	653
Current portion of long-term debt	160	155
Income taxes payable		100
Notes payable - former parent		3,000

Total current liabilities	5,618	9,394

LONG-TERM DEBT, net of current portion	2,980	3,100

Total liabilities	8,598	12,494

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share - 5,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $.01 per share - 45,000,000 shares authorized; issued and outstanding 11,777,063 shares at February 26, 2005 and 11,150,000 shares at May 29, 2004	118	112
Additional paid-in capital	50,674	45,506
Accumulated deficit	(5,386)	(8,268)
Accumulated other comprehensive loss	(169)	(118)

Total stockholders’ equity	45,237	37,232

	$53,835	$49,726

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Net sales	$15,450	$12,455	$42,957	$34,936
Cost of goods sold	6,885	5,801	19,336	16,655

Gross profit	8,565	6,654	23,621	18,281

Operating expenses
Selling and marketing	4,147	3,708	11,382	9,947
General and administrative	1,244	893	3,753	2,530
Research and development	1,026	976	3,276	2,597

Total operating expenses	6,417	5,577	18,411	15,074

Operating profit	2,148	1,077	5,210	3,207

Other income (expenses)
Interest income	77	4	190	11
Impairment loss on investment	(300)		(300)
Interest expense	(38)	(132)	(113)	(632)
Other income	16		16

Earnings before income tax provision	1,903	949	5,003	2,586
Income tax provision	818	266	2,121	989

NET EARNINGS	$1,085	$683	$2,882	$1,597

Earnings per common share
Basic	$.09	$.07	$.25	$.17

Diluted	$.09	$.07	$.24	$.16

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Thirty-nine weeks ended February 26, 2005

(unaudited)

(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total	Compre- hensive income
	Shares	Amount
Balance at May 29, 2004	11,150,000	$112	$45,506	$(8,268)	$(118)	$37,232

Net earnings				2,882		2,882	$2,882
Net proceeds from issuance of common stock	292,500	3	2,764			2,767
Exercise of stock options	329,875	3	1,377			1,380
Tax benefit on exercise of stock options			910			910
Purchases of common stock under Employee Stock Purchase Plan	4,688		65			65
Compensation related to stock option plans			52			52
Unrealized loss on marketable securities, net of tax					(20)	(20)	(20)
Unrealized loss on interest rate swap, net of tax					(31)	(31)	(31)

Comprehensive income							$2,831

Balance at February 26, 2005	11,777,063	$118	$50,674	$(5,386)	$(169)	$45,237

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Thirty-nine weeks ended
	February 26, 2005	February 28, 2004
Cash flows from operating activities:
Net earnings	$2,882	$1,597
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	563	529
Tax benefit on exercise of stock options	910
Impairment loss on investment	300
Gain on sale of marketable securities	(16)
Provision for doubtful accounts	15	40
Imputed interest on notes payable to former parent		535
Other non-cash items	52	4
Changes in operating assets and liabilities
Accounts receivable	(421)	(840)
Inventories	(844)	(355)
Prepaid expenses and other assets	(338)	(406)
Accounts payable and accrued liabilities	589	(47)
Income taxes payable	(99)
Due to (from) former parent	(596)	83

Net cash provided by operating activities	2,997	1,140

Cash flows from investing activities:
Additions to property, plant and equipment	(894)	(1,333)
Decrease in restricted cash	101	697
Purchases of available-for-sale securities	(11,316)	(1,190)
Proceeds from sale of available-for-sale securities	2,447	1,184

Net cash used in investing activities	(9,662)	(642)

Cash flows from financing activities:
Repayment of long-term debt	(115)	(105)
Payment of note payable - former parent	(3,000)
Proceeds from stock subscription receivable	19,949
Proceeds from issuance of common stock	3,057
Proceeds from the exercise of stock options	1,380
Payments of costs relating to initial public offering	(949)

Net cash provided by (used in) financing activities	20,322	(105)

INCREASE IN CASH AND CASH EQUIVALENTS	13,657	393

Cash and cash equivalents
Beginning of period	1,747	939

End of period	$15,404	$1,332

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

(in thousands)

	Thirty-nine weeks ended
	February 26, 2005	February 28, 2004
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$113	$124

Income taxes	$510	$13

The accompanying notes are an integral part of these statements.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 26, 2005 and February 28, 2004

(unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of February 26, 2005, the consolidated statement of stockholders’ equity and comprehensive income for the thirty-nine weeks ended February 26, 2005, and the consolidated statements of earnings and cash flows for the periods ended February 26, 2005 and February 28, 2004, have been prepared by the Company without audit. The consolidated balance sheet as of May 29, 2004 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows at February 26, 2005 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 29, 2004, filed by the Company on August 27, 2004. The results of operations for the periods ended February 26, 2005 and February 28, 2004 are not necessarily indicative of the operating results for the respective full years.

The consolidated financial statements include the accounts of AngioDynamics, Inc. and its wholly-owned subsidiary, Leocor, Inc. (“Leocor”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

Through May 26, 2004, the Company was a wholly-owned subsidiary of E-Z-EM, Inc. (“E-Z-EM” or the “Former Parent”). On May 27, 2004, the Company completed an initial public offering (“IPO”), selling 1,950,000 shares of common stock at $11.00 per share. Proceeds from the IPO, net of certain financing costs totaling $1,501,500, amounted to $19,948,500 and were received by the Company on June 2, 2004. At May 29, 2004, the net proceeds of the IPO credited to common stock and additional paid-in capital aggregated $18,670,000, after financing costs of $2,779,500. On June 15, 2004, the underwriters exercised the over-allotment option and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, the Company received proceeds of $2,992,275, net of financing costs of $225,225. At June 15, 2004, the Former Parent’s ownership decreased to 80.4%. During the thirty-nine weeks ended February 26, 2005, the Company incurred additional financing costs related to the IPO of $226,000, which were also charged to additional paid-in capital and netted against the proceeds of the exercise of the over-allotment option.

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

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 26, 2005 and February 28, 2004

(unaudited)

NOTE B - STOCK-BASED COMPENSATION

At February 26, 2005, the Company has two stock-based compensation plans, exclusive of the stock option plans related to the distribution (see Note N). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, SFAS No. 123 for non-employees, and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During the thirteen weeks ended February 26, 2005 and February 28, 2004, compensation expense of $19,000 and $1,000, respectively, was recognized under these plans for options granted to consultants. During the thirty-nine weeks ended February 26, 2005 and February 28, 2004, compensation expense of $52,000 and $4,000, respectively, was recognized under these plans for options granted to consultants. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options granted under these plans to key employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS No. 123, the Company’s pro forma net earnings and earnings per common share would be as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28 2004
	(in thousands)
Net earnings
As reported	$1,085	$683	$2,882	$1,597
Deduct total stock-based compensation under fair value based method for all awards, net of tax effects	(391)	(81)	(1,074)	(241)

Pro forma net earnings	694	602	1,808	1,356

Earnings per common share
Basic - as reported	$.09	$.07	$.25	$.17
Basic - pro forma	.06	.07	.16	.15

Diluted - as reported	$.09	$.07	$.24	$.16
Diluted - pro forma	.06	.06	.15	.14

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 26, 2005 and February 28, 2004

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

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Basic	11,606,055	9,200,000	11,498,425	9,200,000
Effect of dilutive securities (stock options)	875,794	882,479	694,093	532,432

Diluted	12,481,849	10,082,479	12,192,518	9,732,432

NOTE D - EFFECTS OF RECENTLY ISSUED PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 26, 2005 and February 28, 2004

(unaudited)

NOTE D - EFFECTS OF RECENTLY ISSUED PRONOUNCEMENTS (continued)

services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) will be effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the second quarter of the year ending June 3, 2006. Based on the current stock options outstanding, the Company expects the fiscal 2006 expense to be approximately $608,000.

In March 2004, the FASB issued Emerging Issues Task Force Issues No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which provides guidance for assessing impairment losses on debt and equity investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however, the disclosure requirements remain effective and have been adopted by the Company. The Company does not expect the effect of implementing EITF No. 03-1, when final guidance is released, to have a material impact on its financial statements.

NOTE E - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
	(in thousands)
Net earnings	$1,085	$683	$2,882	$1,597
Unrealized holding gain (loss) on marketable securities	2		(20)
Increase (decrease) in fair value on interest rate swap		(35)	(31)	97

Comprehensive income	$1,087	$648	$2,831	$1,694

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 26, 2005 and February 28, 2004

(unaudited)

NOTE E - COMPREHENSIVE INCOME (continued)

The components of accumulated comprehensive loss, net of related tax, are as follows:

	February 26, 2005	May 29, 2004
	(in thousands)
Fair value on interest rate swap	$(149)	$(118)
Unrealized holding loss on marketable securities	(20)

Accumulated other comprehensive loss	$(169)	$(118)

NOTE F - MARKETABLE SECURITIES

Marketable securities at February 26, 2005 consist of the following:

	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale securities
U.S. government corporation obligations	$7,641	$7,598
Corporate bond securities	1,980	1,992

	$9,621	$9,590

As of May 29, 2004, the Company held municipal bond securities with a fair value of $737,000, which approximated amortized cost.

The amortized cost and fair value of marketable securities at February 26, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$8,113	$8,108
Due after one through five years	1,508	1,482

	$9,621	$9,590

For the thirteen weeks ended February 26, 2005, gross unrealized gains and losses on U.S. government corporation obligations and corporate bond securities totaled $28,000 and $25,000, respectively. For the thirty-nine weeks ended February 26, 2005, gross unrealized gains and losses on U.S. government corporation obligations and corporate bond securities totaled $29,000 and $60,000, respectively.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 26, 2005 and February 28, 2004

(unaudited)

NOTE G - INVESTMENT AT COST

During the thirteen weeks ended February 26, 2005, the Company reduced the carrying value of its investment in Surgica Corporation to $0, due to the uncertainty of Surgica’s ability to operate as a going concern. Surgica’s projected negative cash flows, poor liquidity and recent failed attempts by Surgica’s management to either raise additional capital or sell the entity were primary factors that caused this uncertainty. Previously negotiated registration rights and distribution agreements remain in force and the Company continues to purchase and sell products related to Surgica’s operations. Sales of such products for the thirteen and thirty-nine weeks ended February 26, 2005, were $20,000 and $54,000, respectively. The amount of the impairment loss, $300,000, has been included in other expense for the thirteen and thirty-nine weeks ended February 26, 2005.

NOTE H - INVENTORIES

Inventories consist of the following:

	February 26, 2005	May 29, 2004
	(in thousands)
Finished goods	$5,030	$4,677
Work in process	1,634	1,331
Raw materials	2,724	2,537

	$9,388	$8,545

NOTE I - DISTRIBUTION AGREEMENT

In June 2004, the Company signed a Distribution Agreement (the “Agreement”) granting to the Company worldwide exclusive rights to market, sell, and distribute products for use in image-guided procedures. The Agreement is effective for an initial term of ten years and will automatically renew for an additional five-year period if certain minimum purchase requirements are met. In consideration for these rights, the Company will pay up to $1,000,000 in five installments, each contingent upon the achievement of specified product development and approval milestone events, as defined. For the thirteen and thirty-nine weeks ended February 26, 2005, the Company made installment payments of $50,000 and $400,000, respectively, which have been recorded as a component of research and development expenses.

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

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 26, 2005 and February 28, 2004

(unaudited)

NOTE J - NOTES PAYABLE - FORMER PARENT

At May 29, 2004, the Company had an outstanding unsecured note payable (the “Note”) of $3,000,000 with the Former Parent. In June 2004, the Company paid the outstanding balance of the Note in full. Effective June 1, 2002, the Former Parent agreed to suspend interest charges on the then outstanding balance of the Notes in the principal amount of $16.1 million. For the thirteen and thirty-nine weeks ended February 28, 2004, the Company recorded imputed interest charges of $113,000 and $534,000, respectively, for the suspended interest and corresponding credits to “Additional paid-in capital.”

NOTE K - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	February 26, 2005	May 29, 2004
	(in thousands)
Payroll and related expenses	$2,300	$2,147
Fair value of interest rate swap (see Note L)	236	188
Initial public offering costs (see Note A)		723
Other	641	285

	$3,177	$3,343

NOTE L - LONG-TERM DEBT

In September 2002, the Company closed on the financing for the expansion of its headquarters and manufacturing facility in Queensbury, New York. The expansion was financed principally with Industrial Revenue Bonds (the “Bonds”) issued by the Warren and Washington Counties Industrial Development Agency (the “Agency”) aggregating $3,500,000. The Bonds were issued under a Trust Agreement by and between the Agency and a bank, as trustee (the “Trustee”). The proceeds of the Bonds were advanced, as construction occurred, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a second bank (the “Bank”) and the Company. The Bonds reprice every seven days and are resold by a Remarketing Agent. The Bonds bear interest based on the market rate on the date the Bonds are repriced (2.01% per annum at February 26, 2005) and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement with the Bank which requires the maintenance of a letter of credit for an initial amount of $3,575,000 ($3,207,000 at February 26, 2005) to support principal and certain interest payments of the Bonds and requires payment of an annual fee on the outstanding balance ranging from 1% to 1.9%, depending on financial results achieved. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent is required to use its best efforts to arrange for sales of such bonds in the secondary market. The Remarketing Agreement provides for the payment of an annual fee of .1% of the remaining balance.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 26, 2005 and February 28, 2004

(unaudited)

NOTE L - LONG-TERM DEBT (continued)

The Reimbursement Agreement contains certain financial covenants, relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Agreement are secured by the aforementioned letter of credit and a first mortgage on the land, building and equipment relating to the facility with a net carrying value of $7,773,000 and $7,343,000 at February 26, 2005 and May 29, 2004, respectively.

The Company entered into an interest rate swap agreement (the “Swap Agreement”) with the Bank, effective September 2002, with an initial notional amount of $3,500,000 to limit the effect of variability due to interest rates on its rollover of the Bonds. The Swap Agreement, which qualifies as a hedge under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement requires the Company to pay a fixed rate of 4.45% and receive payments based on 30-day LIBOR repriced every seven days through May 2022. At February 26, 2005 and May 29, 2004, since the Swap Agreement is classified as a cash flow hedge, the fair value of $236,000 and $188,000, respectively, has been recorded as a component of accrued liabilities, and accumulated other comprehensive loss is $149,000 and $118,000, respectively, net of tax benefit.

Amounts to be paid or received under the Swap Agreement are accrued as interest rates change and are recognized over the life of the Swap Agreement as an adjustment to interest expense.

NOTE M - RELATED PARTY TRANSACTIONS

Certain identifiable, allocable costs incurred by the Former Parent on behalf of the Company with respect to commissions, foreign selling expenses and administrative expenses were proportionately charged to the Company through December 31, 2004, in connection with the Master Separation and Distribution Agreement with the Former Parent.

In addition to the allocations, the Former Parent provided insurance coverage to the Company through October 30, 2004. The amount payable by the Company for such coverage was the actual cost of such insurance as allocated by the insurance carrier providing such coverage, and if such allocation was not provided by the insurance carrier, the amount payable by the Company was determined by the Former Parent based upon the respective total revenues of the Former Parent and the Company and such other factors as the Former Parent reasonably determined to be appropriate.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 26, 2005 and February 28, 2004

(unaudited)

NOTE M - RELATED PARTY TRANSACTIONS (continued)

These costs are included in the respective statements of earnings as follows:

	Thirteen weeks ended			Thirty-nine weeks ended
	February 26, 2005		February 28, 2004	February 26, 2005	February 28, 2004
	(in thousands)
Cost of Goods Sold:
Insurance	$		$115	$209	$326

Selling and administrative:
Corporate services		26	100	148	277
Insurance			10	2	35

		26	110	150	312

		$26	$225	$359	$638

Details of amounts due (to)/from former parent are as follows:

	February 26, 2005	May 29, 2004
Sales to former parent	$46	$86
Corporate services	(103)
Income taxes		(739)

	$(57)	$(653)

NOTE N - COMMON STOCK

Stock Option Plans

During the thirty-nine weeks ended February 26, 2005, options for a total of 266,823 shares of common stock were granted to employees under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). During the thirteen and thirty-nine weeks ended February 26, 2005, options for a total of 25,920 shares of common stock were granted to employees and consultants under the 1997 Stock Option Plan (the “1997 Plan”). All options were granted at exercise prices equal to the quoted market price of the Company’s common stock at the date of the grants. Options under these grants vest 25% per year over four years and expire on the tenth anniversary of the grant date. At February 26, 2005, the options for all 292,743 shares were unvested and, accordingly, unexercisable.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 26, 2005 and February 28, 2004

(unaudited)

NOTE N - COMMON STOCK (continued)

Options for a total of 159,577 shares of common stock were exercised under the 1997 Plan during the thirteen and thirty-nine weeks ended February 26, 2005, at prices ranging from $4.35 to $6.52 per share.

During the thirteen and thirty-nine weeks ended February 26, 2005, options for 17,000 and 17,850 shares, respectively, at $13.18 per share were forfeited under the 2004 Plan. During the thirteen and thirty-nine weeks ended February 26, 2005, options for 523 and 1,046 shares, respectively, at $4.35 per share were forfeited under the 1997 Stock Option Plan.

In connection with the completion of the separation and spin-off (see Note A), as of October 29, 2004, all outstanding E-Z-EM options (“E-Z-EM Pre-spin Options”) were adjusted and Company options (the “Mirror Options”) were issued to E-Z-EM option holders. The E-Z-EM Pre-spin Options and the Mirror Options are collectively referred to herein as the “Replacement Options”.

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

Mirror Options for a total of 146,778 and 170,298 shares of common stock were exercised during the thirteen and thirty-nine weeks ended February 26, 2005, respectively, at prices ranging from $1.92 to $6.54 per share.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 26, 2005 and February 28, 2004

(unaudited)

NOTE N - COMMON STOCK (continued)

Employee Stock Purchase Plan

In July 2004, the Company adopted the AngioDynamics, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”), which was approved by stockholders on October 18, 2004. The Stock Purchase Plan provides a means by which employees of the Company (the “participants”) may be given an opportunity to purchase common stock of the Company through payroll deductions. The maximum number of shares to be offered under the Stock Purchase Plan will be 200,000 shares of the Company’s common stock, subject to any increase authorized by the board of directors. Shares will be offered through two overlapping offering periods, each with a duration of approximately 12 months, commencing on the first business day on or after the end of the second and fourth fiscal quarters. A participant may not participate in more than one offering period at a time. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the board of directors, as defined. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. For the thirteen and thirty-nine weeks ended February 26, 2005, 4,688 shares were issued at a price of $13.88 per share, under the Stock Purchase Plan.

NOTE O - LITIGATION

On January 6, 2004, Diomed filed an action against the Company entitled Diomed, Inc. v. AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleges that the Company infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure Procedure Kit”) and two diode laser systems: the Precision 980 Laser and the Precision 810 Laser, and by conducting a training program for physicians in the use of the Company’s VenaCure Procedure Kit. The complaint alleges the Company’s actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit the Company from continuing to market and sell these products, as well as conducting the training program, and seeks compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest. The Company believes that the Company’s product does not infringe the Diomed patent. The Company purchases the lasers and laser fibers for its laser systems from biolitec,

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 26, 2005 and February 28, 2004

(unaudited)

NOTE O - LITIGATION (continued)

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

We sell our broad line of quality devices in the United States through a direct sales force which, as of February 26, 2005, was comprised of 39 sales persons, six regional managers and a vice president of sales. In an effort to generate increased sales, we intend to expand our domestic sales force to 70 direct sales representatives within the next three years. Outside the United States, we sell our products indirectly through a network of distributors in 33 markets. Historically, less than 5% of our net sales have been in non-U.S. markets.

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

Our ability to further increase our profitability will depend in large part on improving gross profit margins. As discussed below, our gross margins have improved significantly in recent periods, primarily due to increased sales of higher margin products. We expect this trend to continue, as we increase our efforts in expanding sales of such higher margin products as our Morpheus CT PICC, and developing and introducing additional higher margin products. We also plan to take advantage of our expanded production facility to manufacture more of the products we sell. However, we cannot assure you that our efforts will result in continued improvement in our gross margins and profitability. Revenue growth and gross margin improvements are expected to be offset somewhat by increases in selling expenses from the addition of direct sales personnel as discussed above, but also from additional expenses incurred as a result of operating as an independent public company.

As an important part of our focus on the peripheral vascular disease market, we are committed to the treatment of varicose veins. It is a large and growing market, with an estimated one-half of all Americans over the age of 60 suffering from varicose veins. We believe that Sotradecyl, a schlerosing drug which was recently approved by the FDA, combined with our currently available precision drug delivery catheter technology, such as Uni*Fuse, will become an important method of treating varicose veins. Sotradecyl has been shown to be an effective treatment of small, uncomplicated varicose veins of the lower extremities, in addition to ablation of the greater saphenous vein. Catheter-directed schlerotherapy has the advantages of requiring no investment in capital equipment and requires no tumescent anesthesia because it is virtually pain free. We believe that laser-based treatment systems will continue to be an important part of the vein treatment market for some time to come, but that lasers may eventually be eclipsed by catheter-directed schlerotherapy, as has been seen in Europe. This approach to treating varicose veins has the potential for greater IP protection and higher gross margins than our laser-based VenaCure products, and most importantly, can be incorporated with some of our existing patented products.

Our fiscal nine months ended February 26, 2005 and February 28, 2004 both represent thirty-nine weeks. The thirty-nine weeks ended February 26, 2005 are referred to as the “fiscal 2005 period” and the thirty-nine weeks ended February 28, 2004 are referred to as the “fiscal 2004 period”. Our fiscal quarters ended February 26, 2005 and February 28, 2004 both represent thirteen weeks. The thirteen weeks ended February 26, 2005 are referred to as the “2005 quarter” and the thirteen weeks ended February 28, 2004 are referred to as the “2004 quarter”.

For the fiscal 2005 period, we reported net income of $2.9 million, or $0.25 and $0.24 per common share on a basic and diluted basis, respectively, on revenues of $43.0 million. For the fiscal 2004 period, we reported net income of $1.6 million, or $0.17 and $0.16 per common share on a basic and diluted basis, respectively, on revenues of $34.9 million. Gross margins improved to 55.0% for the fiscal 2005 period from 52.3% for the fiscal 2004 period. Cash flow from operations was $3.0 million, an increase of $1.9 million from the fiscal 2004 period.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the thirteen weeks ended February 26, 2005 and February 28, 2004.

	Thirteen weeks ended
	February 26, 2005	February 28, 2004
Net Sales	100.0%	100.0%
Gross profit	55.4%	53.4%
Selling and marketing expenses	26.8%	29.8%
General and administrative expenses	8.1%	7.2%
Research and development expenses	6.6%	7.8%
Operating profit	13.9%	8.6%
Other income (expense)	(1.6)%	(1.0)%
Net earnings	7.0%	5.5%

Thirteen weeks ended February 26, 2005 and February 28, 2004

Net Sales. Net sales for the 2005 quarter increased by 24.0%, or $3.0 million, to $15.5 million, compared to the 2004 quarter. The increase in sales was primarily due to the continued growth from new products released in, or subsequent to, the second quarter of the prior year as well as the continuing market share gains of our existing product lines. Faster growing products included our Vascular Access line, for which sales increased 147.6% or $1.2 million; hemodialysis products, for which sales increased by 16.7%, or $594,000; angiographic products, for which sales increased 16.1%, or $637,000; and VenaCure™ products; for which sales increased by 16.8%, or $247,000. Our sales increased during the 2005 quarter notwithstanding that the markets for many of our products experienced slight pricing declines. Substantially all of the increase in our sales was due to increased unit sales, with only 1.3% of the increase attributable to price increases.

Gross Profit. For the 2005 quarter, our gross profit as a percentage of sales increased to 55.4% from 53.4% for the 2004 quarter. The increase in gross margin percentage was due to a favorable product mix resulting from increased sales of higher margin products (hemodialysis products, VenaCure procedure kits, and vascular access products), lower material costs resulting from purchase volume discounts with a major supplier, and modest price increases implemented earlier in the year.

Selling and marketing expenses. Selling and marketing expenses were 26.8% of net sales for the 2005 quarter, compared to 29.8% for the 2004 quarter. For the 2005 quarter, expenses increased 11.8%, or $439,000, compared to the 2004 quarter. Selling expenses increased 23.5%, or $563,000, due to the increased number of territories and commissions on higher sales. Marketing expenses decreased 9.4%, or $124,000, as the 2004 quarter included a significant amount of market research, advertising, and promotional costs for a number of new products launched in fiscal 2004.

General and administrative expenses. General and administrative expenses were 8.1% of net sales for the 2005 quarter, compared to 7.2% for the 2004 quarter. For the 2005 quarter, these expenses increased 39.4%, or $351,000, due to increased consulting fees, legal fees, and directors’ fees, staffing increases and increased business insurance costs primarily associated with the cost of operating as a public company.

Research and development expenses. Research and development (R&D) expenses were 6.6% of net sales for the 2005 quarter, compared to 7.8% for the 2004 quarter. R&D expenses increased by 5.0%, or $50,000, due primarily to an installment payment under a research and distribution agreement.

Other Income (Expenses). Interest income for the 2005 quarter increased by $73,000 from the 2004 quarter due to interest earned from the investment of the proceeds from our initial public offering. Interest expense decreased by $94,000 due to a decrease in imputed interest expense resulting primarily from the capitalization of $13.2 million and repayment of $3.0 million of debt to our former parent, E-Z-EM, in May and June 2004, respectively. Also included in other expense is a one-time impairment loss on our investment in Surgica, Corporation, of $300,000. Other income for the 2005 quarter includes realized gains on the sale of debt securities for $16,000.

Income Taxes. Our effective tax rate for the 2005 quarter was 43.0% compared to 28.0% for the 2004 quarter. The increase in the effective tax rate was primarily due our former parent company’s use, under our tax sharing arrangement, of our capital loss carry-forwards to offset capital gains that it had incurred in the fiscal 2004 period. Additionally, we are unable to recognize an immediate income tax benefit on the investment impairment; without this charge, our effective tax rate for the 2005 quarter would be 37.1%.

Net Earnings. For the 2005 quarter, we reported net earnings of $1.1 million, an increase of 58.9%, or $402,000, over net earnings for the 2004 quarter. The increase in net earnings was attributable primarily to increased sales, higher margins, and reduced interest expense, partially offset by higher operating expenses and a one-time investment impairment loss, as discussed above.

The following table sets forth certain operational data as a percentage of sales for the thirty-nine weeks ended February 26, 2005 and February 28, 2004.

	Thirty-nine weeks ended
	February 26, 2005	February 28, 2004
Net Sales	100.0%	100.0%
Gross profit	55.0%	52.3%
Selling and marketing expenses	26.5%	28.5%
General and administrative expenses	8.8%	7.2%
Research and development expenses	7.6%	7.4%
Operating profit	12.1%	9.2%
Other income (expense)	(0.5)%	(1.8)%
Net earnings	6.7%	4.6%

Thirty-nine weeks ended February 26, 2005 and February 28, 2004

Net Sales. Net sales for the fiscal 2005 period totaled $43.0 million, an increase of 23.0%, or $8.0 million, compared to the fiscal 2004 period. The increase in sales was primarily due to the continued growth from new products released in, or subsequent to, the fiscal 2004 period as well as the continuing market share gains of our existing product lines. Faster growing products included our Vascular Access line, for which sales increased 89.0% or $2.1 million; VenaCure™ products; for which sales increased by 38.3%, or $1.4 million; hemodialysis products, for which sales increased by 20.6%, or $2.0 million; and angiographic products, for which sales increased 14.6%, or $1.6 million. Our sales increased for the 2005 fiscal period notwithstanding that the markets for many of our products experienced slight pricing declines. Most of the increase in our sales was due to increased unit sales, with 3.8% of the increase attributable to price increases.

Gross Profit. For the fiscal 2005 period, gross profit as a percentage of sales increased to 55.0% from 52.3% for the fiscal 2004 period. The increase in gross margin percentage was due to a favorable product mix resulting from increased sales of higher margin products (hemodialysis products, VenaCure procedure kit sales, and vascular access products), lower material costs resulting from purchase volume discounts with a major supplier, and modest price increases implemented earlier in the year.

Selling and marketing expenses. Selling and marketing expenses were 26.5% of net sales for the fiscal 2005 period, compared to 28.5% for the fiscal 2004 period. For the fiscal 2005 period, selling and marketing expenses increased 14.4%, or $1.4 million, compared to the fiscal 2004 period. Selling expenses increased 15.8%, or $1.1 million, due to the increased number of territories and commissions on higher sales. Marketing expenses increased 11.3%, or $334,000, due to staffing increases and higher salaries, and convention expenses.

General and administrative expenses. General and administrative expenses were 8.8% of net sales for the fiscal 2005 period, compared to 7.2% for the fiscal 2004 period. For the fiscal 2005 period, these expenses increased 48.4%, or $1.2 million, due to increased consulting fees, legal fees, and directors’ fees, staffing increases and increased business insurance costs primarily associated with the cost of operating as a public company.

Research and development expenses. Research and development (R&D) expenses were 7.6% of net sales for the fiscal 2005 period, compared to 7.4% for the fiscal 2004 period. R&D expenses increased by 26.1%, or $679,000, due to R&D staffing increases, payments under a research and distribution agreement, and legal fees.

Other Income (Expenses). Interest income for the fiscal 2005 period increased by $179,000 from the fiscal 2004 period due to interest earned from the investment of the proceeds from our initial public offering. Interest expense decreased by $519,000 primarily due to a decrease in imputed interest expense resulting from the capitalization of $13.2 million and repayment of $3.0 million of debt to our former parent, E-Z-EM, in May and June 2004, respectively. Also included in other expense is the impairment loss on our investment in Surgica, Inc., for $300,000. Other income for the 2005 quarter includes realized gains on the sale of debt securities for $16,000.

Income Taxes. Our effective tax rate for the fiscal 2005 period was 42.4%, compared to 38.2% for the fiscal 2004 period. The increase in the effective tax rate was primarily due to inability to recognize a tax benefit on an impairment loss on an investment and our former parent company’s use, under our tax allocation arrangement, of our capital loss carry-forwards to offset capital gains that it had incurred in the fiscal 2004 period. This was partially offset by the decrease, in the fiscal 2005 period, of non-deductible imputed interest expense recorded, due to the capitalization by E-Z-EM in May 2004 of $13.2 million of our debt to E-Z-EM in connection with our public offering and the subsequent repayment of the remaining $3 million of debt to E-Z-EM in June 2004.

Net Earnings. For the fiscal 2005 period we reported net earnings of $2.9 million, an increase of 80.5%, or $1.3 million, over the fiscal 2004 period. The increase in net earnings was attributable primarily to increased sales, higher margins and reduced interest expense, offset somewhat by increased operating expenses, as discussed above.

Liquidity and Capital Resources

In June 2004, we received net proceeds of $22.9 million from our initial public offering, or IPO. Cash flows from financing activities for the fiscal 2005 period were $20.3 million after payment of the offering expenses and repayment of $3.0 million in debt to E-Z-EM.

For the fiscal 2005 period, our investing activities used net cash of $9.7 million, due primarily to our net investment of $8.9 million of the IPO proceeds into U.S. Government obligations and corporate securities. Additionally, we made equipment purchases and building improvements totaling $894,000 during the fiscal 2005 period.

There have been no material changes with respect to our contractual obligations and their effect on liquidity and cash flows previously disclosed in our Annual Report on 10-K for our fiscal year ended May 29, 2004. We have no variable interest entities or other off-balance sheet obligations.

For the fiscal 2005 period, we funded capital expenditures and our working capital requirements (exclusive of costs incurred for our initial public offering, the repayment of debt to E-Z-EM, and three installment payments totaling $400,000 under a distribution agreement) with cash from operations. Our current policy is to fund operations and capital requirements without incurring significant debt. In fiscal 2003, we financed our facility expansion with long-term industrial revenue bonds. At February 26, 2005, debt (current maturities of long-term debt and long-term debt) was $3.1 million, as compared to $3.3 million at May 29, 2004. On November 22, 2004, we renewed our $3.0 million bank line of credit with KeyBank National Association, which extended the line of credit to November 30, 2005. Advances under the line of credit will bear interest at the bank’s prime rate plus 0.50%. Accrued interest is payable monthly, and all outstanding principal amounts are payable at maturity, subject to a requirement to pay the outstanding principal balance and maintain a zero outstanding balance for at least one 30-day period during the term of the line of credit. All outstanding amounts under the line of credit are immediately due and payable upon any payment default or other default under the security agreement with the bank. No amounts were outstanding under the line of credit at February 26, 2005.

At February 26, 2005, approximately $25.0 million, or 46.4%, of our assets consisted of cash and cash equivalents and short-term debt securities. The current ratio was 7.9 to 1, with working capital of $38.8 million, at February 26, 2005, compared to a current ratio of 4.3 to 1, with working capital of $31.0 million, at May 29, 2004.

We are also restricted in our ability to obtain equity financing due to the distribution by E-Z-EM of our stock to its stockholders, which was completed on October 30, 2004. We are limited in the amount of equity securities or convertible debt we can issue in the two years following the stock distribution by E-Z-EM in order to preserve the tax-free treatment of the distribution and avoid tax liabilities to E-Z-EM and its stockholders and corresponding liabilities to us. Specifically, we plan to issue no more than approximately 5.5 million shares of our common stock in capital raising transactions over this period. These factors could limit our sources of capital in the future.

We believe that the our current cash and investment balances, which include the net proceeds from our initial public offering, together with cash generated from operations and existing line of credit will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If, as discussed above, we seek to make significant acquisitions of other businesses, technologies or products, we will, in all likelihood, require additional financing. We cannot assure you that such financing will be available on commercially reasonable terms, if at all.

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

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of earnings. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. We have a tax allocation and indemnification arrangement with E-Z-EM with whom we filed a consolidated Federal tax return for the 2004 fiscal year and will file for the 2005 fiscal year, through the separation date of October 30, 2004. We will file a separate Federal tax return for the period November 1, 2004 to May 28, 2005. Under this agreement, we pay Federal income tax based on the amount of taxable income we generate and are credited for Federal tax benefits we generate that are used by us or other members of the consolidated group. This agreement does not cover tax liabilities arising from state, local and other taxing authorities to whom we report separately.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of February 26, 2005 and May 29, 2004, our reserve for excess and obsolete inventory was $1.4 million and $1.2 million, respectively.

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

Effect of Recently Issued Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing” to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of AngioDynamics.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SGAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) will be effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of AngioDynamics commencing with the second quarter of the year ending June 3, 2006. Based on the current stock options outstanding, we expect the fiscal 2006 expense to be approximately $608,000.

In March 2004, the FASB issued Emerging Issues Task Force Issues No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which provides guidance for assessing impairment losses on debt and equity investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however, the disclosure requirements remain effective and have been adopted by the Company. The Company does not expect the effect of implementing EITF No. 03-1, when final guidance is released, to have a material impact on its financial statements.

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

We currently keep our excess cash in multiple bank accounts, short-term commercial paper, U.S. Government corporate and agency bonds and corporate debt securities. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of February 26, 2005, we were exposed to interest rate change market risk with respect to our investments in callable U.S. Government corporation and agency obligations in the amount of $2,474,000. The interest rate on the callable bonds is subject to the call option being exercised by the debtor. For the thirty-nine weeks ended February 26, 2005, the weighted average after-tax interest rate on the callable bonds approximated 1.8%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the government bonds by approximately $25,000 on an annual basis.

At February 26, 2005, we maintained variable interest rate financing of $3,140,000 in connection with our facility expansion. We have limited our exposure to interest rate risk by entering into an interest rate swap agreement with a bank under which we agreed to pay the bank a fixed annual interest rate of 4.45% and the bank assumed our variable interest payment obligations under the financing.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended February 26, 2005 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ANGIODYNAMICS, Inc. and Subsidiaries

Part II: Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our annual report on Form 10-K for the fiscal year ended May 29, 2004.

In January 2004, Diomed, Inc., a subsidiary of Diomed Holdings, Inc., filed a lawsuit against AngioDynamics in the federal district court in Massachusetts, alleging patent infringement related to AngioDynamics’ endovascular laser venous system. This system is used for the treatment of severe varicose veins. The suit involves a single U.S. patent, Number 6,398,777 (the ‘777 patent), covering a specific method of endovascular laser treatment of varicose veins. A Markman proceeding, which is a hearing at which each party may present its claim construction interpretation, was held in the Joseph Moakley United States Courthouse on Thursday March 17, 2005. Claim interpretation is a preliminary step in the litigation process whereby the court determines the proper scope of the asserted patent’s claims. We expect the court to issue the claim interpretation ruling within approximately one month from the date of the hearing. This ruling will set the definition of the disputed clauses in each asserted claim, which will be used to assess the issues of alleged patent infringement and invalidity during the remainder of the litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our initial public offering on Form S-1 (reg. No. 333-113329) was declared effective on May 26, 2004.

The following table sets forth our uses of the net proceeds of the offering from the effective date of the offering to the last day of the fiscal quarter covered by this report:

Initial Public Offering

Use of proceeds

as of February 26, 2005

($ in thousands)

Description	Balance
Receipt of net proceeds of Initial Public Offering and underwriters’ over allotment option	$22,941
Repayment of note payable to E-Z-EM, Inc.	(3,000)
Payment of expenses related to our initial public offering	(1,505)
Installment payments under a distribution agreement	(400)

Net proceeds as of February 26, 2005	$18,036

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

ANGIODYNAMICS, INC.
(Registrant)

Date April 12, 2005	/s/ Eamonn P. Hobbs
Eamonn P. Hobbs, President,
Chief Executive Officer

Date April 12, 2005	/s/ Joseph G. Gerardi
Joseph G. Gerardi, Vice President - Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)