Form 10-Q/A
period 2005-02-26
ANGIODYNAMICS INC
filed 2005-08-25
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-11479

AngioDynamics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3146460

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

603 Queensbury Avenue, Queensbury, New York	12804

(Address of principal executive offices)	(Zip Code)

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

Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of January 7, 2005, there were 10,772,286 shares of the issuer’s common stock outstanding.

Explanation

AngioDynamics, Inc. (the “Company”) is filing this amendment solely for the purpose of amending Item 5. “Other Information”, and Item 6. “Exhibits”, to add the exhibits to be filed herewith.

Item 5.     Other Information

On January 15, 2005, the Board of Directors of the Company, acting on the recommendation of the Governance and Nominating Committee of the Board, approved the following schedule of fees for the directors of the Company who are not otherwise officers or employees of the Company or any of its subsidiaries or affiliates (the “Non-Employee Directors”), to be effective retroactive for meetings held on or after January 1, 2005:

Annual Cash Retainer (payable in quarterly installments):
All Board Members	$24,000

Additional Cash Retainer (payable in quarterly installments):
Audit Committee Chair	$12,000
Chairman of the Board	$24,000

Board and Committee Meeting Fees:
Board	$1,500/meeting
Committees
Chairman	$1,500/meeting
Members	$750/meeting

Equity Grants:
Initial grant to new directors:
Option for 25,000 shares (48-month vesting period) under the Company’s 2004 Stock and Incentive Award Plan (the “2004 Plan”)

Annual grant to each director:
Option for 6,000 shares (36-month vesting period) under the 2004 Plan

          The Board also determined that each director is required to purchase or own at least 1,000 shares of the Company’s stock per year for the first three years of Board membership until the director owns 3,000 shares, and, thereafter, the director must maintain ownership of a minimum of 3,000 shares.

          In addition, on January 15, 2005, the Compensation Committee of the Board of Directors approved the individual annual performance objectives, or MBO’s, under the Company’s Management Profitability Bonus Program (the “Program”) for fiscal 2005 for Eammon P. Hobbs, the Company’s President and Chief Executive Officer. Mr. Hobbs’ fiscal 2005 MBO’s generally consist of a combination of one or more Company financial benchmarks, including objectives relating to revenues, gross margins, EBIT, expense limitations and similar goals, and specific personal performance objectives set by the Compensation Committee. These objectives generally relate to matters within Mr. Hobbs’

areas of responsibility. The various MBO’s were assigned percentage values in accordance with their importance to the Company’s achievement of its overall objectives.

Item 6.     Exhibits

No.	Description

10.1	Summary of the Compensation of Directors of AngioDynamics, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to Title 18, United States Code, Section1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Previously filed as an exhibit to the Form 10-Q as originally filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AngioDynamics, Inc.

(Registrant)

Date: August 25, 2005	/s/ Eamonn P. Hobbs

Eamonn P. Hobbs, President, Chief Executive Officer

Date: August 25, 2005	/s/ Joseph G. Gerardi

Joseph G. Gerardi, Vice President - Chief Financial Officer (Principal Financial and Chief Accounting Officer)