Form 10-K
period 2005-05-28
ANGIODYNAMICS INC
filed 2005-08-26
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 28, 2005

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

As of November 27, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $148,253,000, computed by reference to the last sale price of the common stock on that date as reported by The Nasdaq National Market.

As of August 17, 2005, there were 12,209,964 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders to be held October 11, 2005 are incorporated by reference in Part III of this Form 10-K Report.

AngioDynamics, Inc. and Subsidiary

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

We have been in business for more than 16 years. Our global headquarters are located at 603 Queensbury Avenue, Queensbury, New York 12804. Our phone number is (518) 798-1215 and our website is www.angiodynamics.com. (1)

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (the “SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, by calling the SEC at 1-202-551-8090 or by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make copies available to the public free of charge on or through our website.

History

AngioDynamics was founded in 1988 as a division of E-Z-EM, Inc., a leading developer and manufacturer of gastrointestinal contrast agents and related imaging accessories. E-Z-EM is a public company that is traded on The Nasdaq National Market under the symbol “EZEM”. In 1992, AngioDynamics was organized in the State of Delaware as a wholly-owned subsidiary of E-Z-EM under the name A.D., Inc. In 1996, E-Z-EM transferred the business of its A.D. division to this subsidiary and we changed our name to AngioDynamics, Inc.

Recent Developments

In June 2004, we completed the initial public offering of our shares of common stock. The offering consisted of 2,242,500 shares (including 292,500 issued pursuant to the underwriters’ over-allotment option) at an initial public offering price of $11.00 per share. As a result of the offering, E-Z-EM, Inc. held 80.4% of our shares. On October 30, 2004, E-Z-EM distributed to its stockholders all of our shares of common stock that it owned.

(b) Narrative Description of Business

General

Our current product lines consist primarily of angiographic catheters, hemodialysis catheters, PTA dilation catheters, thrombolytic products, image-guided vascular access products, an endovascular laser venous system and drainage products.

(1)	This website address is not intended to function as a hyperlink, and information on our website is not part of this Annual Report on Form 10-K.

Our principal competitive advantages are our dedicated market focus, established brands and innovative products. We believe our dedicated focus enhances patient care and engenders loyalty among our customers. As a provider of interventional devices for over a decade, we believe we have established AngioDynamics as a recognized brand in our target markets. We collaborate frequently with leading interventional physicians in developing our products and rely on these relationships to further support our brands. Our chief executive officer is the only business executive from the medical device industry to serve on the Strategic Planning Committee of the Society of Interventional Radiology. This appointment provides us with awareness of emerging clinical trends, high visibility among interventional physicians and opportunities to understand and influence the evolution of interventional therapies.

We sell our broad line of quality devices for minimally invasive therapies in the United States through a direct sales force of 40 sales representatives, six regional sales managers and a vice president of sales. We also sell our products in 31 non-U.S. markets through a distributor network. We support our customers and sales organization with a marketing staff that includes product managers, customer service representatives, a clinical specialist and a laser specialist. Our dedicated sales force and growing portfolio of products have contributed to our strong sales growth.

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

Peripheral interventional procedures are performed primarily by physicians specially trained in minimally invasive, image-guided techniques. This group of interventional physicians includes interventional radiologists, vascular surgeons and others. Interventional radiologists are board certified radiologists who are fellowship trained in image-guided, percutaneous (through the skin) interventions. These physicians historically have developed many interventional procedures, including balloon angioplasty, vascular stenting and embolization, and perform the majority of peripheral interventional procedures. There are currently more than 5,000 interventional radiologists in the United States performing over four million procedures annually. Vascular surgeons have traditionally been trained for open surgical repair of arterial and venous disorders. A large number are now increasingly performing interventional procedures, and accredited vascular surgery training programs now generally require instruction in interventional, image-guided peripheral vascular procedures. Increasingly, interventional radiologists and vascular surgeons are forming joint practices to capture additional patient referrals by providing a broader range of interventional treatments. Other physicians who perform peripheral interventional procedures include interventional cardiologists and interventional nephrologists.

Products

Our current product offerings consist of the following product categories:

	2005
Products	Net Sales $	% of Net Sales
	(dollars in thousands)
Angiographic Products and Accessories	$18,106	30.0%
Hemodialysis Catheters	15,938	26.4
VenaCure Products	7,716	12.8
Image-Guided Vascular Access Products	6,886	11.4
PTA Dilation Catheters	3,729	6.2
Thrombolytic Products	3,612	6.0
Drainage Products	1,444	2.4
Other	2,858	4.8

Total	$60,289	100.0%

All products discussed below have been cleared for sale in the United States by the U.S. Food and Drug Administration (FDA).

We have registered a number of marks with the U.S. Patent and Trademark Office, including AngioDynamics; Pulse*Spray; Morpheus; EvenMore; ABSCESSION; and Soft-Vu. This annual report on Form 10-K also contains trademarks of companies other than AngioDynamics.

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

We manufacture four lines of angiographic catheters that are available in over 500 tip configurations and lengths, either as standard items or made to order.

•	SOFT-VU. Our proprietary SOFT-VU technology incorporates a soft, atraumatic tip, which is easily visualized under fluoroscopy.

•	ANGIOPTIC. The ANGIOPTIC line is distinguished from other catheters because the entire instrument is highly visible under fluoroscopy.

•	Accu-Vu. The Accu-Vu is a highly visible, accurate sizing catheter to determine the length and diameter of a vessel for endovascular procedures. Accu-Vu provides a soft, highly radiopaque tip with a choice of platinum radiopaque marker patterns along the shaft for enhanced visibility and accuracy. Sizing catheters are used primarily in preparation for aortic aneurysm stent-grafts, percutaneous balloon angioplasty, peripherally placed vascular stents and vena cava filters.

•	Mariner. In May 2004, we launched our Mariner hydrophilic-coated angiographic catheter. It uses our patented Soft-Vu catheter technology to deliver contrast media to anatomy that is difficult to reach. The advanced hydrophilic coating technology significantly reduces catheter surface friction, providing smoother navigation through challenging vasculature with optimal handling and control.

•	AQUALiner. In October 2003, we introduced the AQUALiner, a technologically advanced guidewire. This guidewire is used to provide access to difficult to reach locations in interventional procedures requiring a highly lubricious wire. The AQUALiner guidewire incorporates proprietary advanced coating technology that allows smooth frictionless navigation.

We offer several angiographic accessories to support our core angiographic catheter line. These products include standard entry needles and uncoated, Teflon-coated and hydrophilic-coated guidewires. We also manufacture several lines of products used to administer fluids and contain blood and other biological wastes encountered during an interventional procedure. Our major competitors in the peripheral angiographic market are Boston Scientific Corporation, Cook Incorporated and Cordis Corporation, a subsidiary of Johnson & Johnson Inc.

Millennium Research Group reports that in 2003 we had the second largest share, or 23%, of the diagnostic peripheral guidewire market but were not among the top nine competitors by market share in the interventional peripheral guidewire market.

Hemodialysis Catheters

We market a complete line of hemodialysis catheters that provide short- and long-term vascular access for hemodialysis patients. Hemodialysis, or cleaning of the blood, is necessary in conditions such as acute renal failure, chronic renal failure and end-stage renal disease, or ESRD. The kidneys remove excess water and chemical wastes from blood, permitting clean blood to return to the circulatory system. When the kidneys malfunction, waste substances cannot be excreted, creating an abnormal buildup of wastes in the bloodstream. Hemodialysis machines are used to treat this condition. Hemodialysis catheters, which connect the patient to the dialysis machine, are used at various stages in the treatment of every hemodialysis patient.

We currently offer six high-flow hemodialysis catheters that enable blood to be cleaned in a shorter period of time than other similar catheters.

•	SCHON. The SCHON chronic hemodialysis catheter is designed to be self-retaining, deliver high flow rates and provide patient comfort. The Schon is for long-term use.

•	MORE-FLOW. The MORE-FLOW chronic hemodialysis catheter permits easier insertion and delivers high flow rates. The material conforms well to the vessel anatomy, resulting in higher patient tolerance during extended use. The More-Flow is for long-term use.

•	EVENMORE. The EVENMORE is our first internally manufactured catheter. It is a low profile end-hole design catheter that provides very efficient dialysis. It was designed for long-term use with our proprietary Durathane shaft, which offers high resistance to chemicals used to clean the insertion site.

•	DURA-FLOW. The DURA-FLOW chronic hemodialysis catheter is designed to be durable, maximize flow rates and provide for easier care and site maintenance. The Dura-Flow chronic hemodialysis catheter is for long-term use.

•	SCHON XL. The SCHON XL acute hemodialysis catheter is designed to be kink resistant, deliver high flow rates, offer versatile positioning and provide patient comfort. SCHON XL is for short-term use.

•	DYNAMIC FLOW. Our DYNAMIC FLOW chronic hemodialysis catheter is designed for long-term use in dialysis patients. It features a Durathane shaft that offers higher chemical resistance than polyurethane, simplifying site care requirements. The Dynamic Flow also features a split tip design and a proximal shaft that reduces the chance of kinking after it reaches placement.

We purchase from Medcomp and resell under our name our Schon, Schon XL, and Dura-Flow hemodialysis catheters under an exclusive worldwide license. We also purchase our More-Flow catheter and our Dynamic Flow catheter under a non-exclusive license from Medcomp. We manufacture our EvenMore catheter at our facility. Our agreement with Medcomp expires on June 24, 2009 and extends automatically for an additional five-year term if, throughout the initial term, we satisfy minimum purchase requirements specified in the agreement. For products for which we have an exclusive license, Medcomp may terminate our exclusive rights if we fail to purchase at least 90% of the minimum purchase requirements specified in the agreement. These exclusive rights will automatically terminate if we fail to purchase at least 60% of the minimum purchase requirements. Also, Medcomp may terminate all of our rights to a product if we fail to purchase at least 40% of the minimum purchase requirements specified for that product. To date we have met the minimum purchase requirements under contract for Schon, Schon XL, and Dura-Flow and we anticipate that we will be able to continue to purchase the minimum quantities required in order to maintain our exclusive rights.

Boston Scientific, C.R. Bard, Inc., Kendall Healthcare Products, a subsidiary of Tyco International Ltd., and Medcomp, are our major competitors in the development, production and marketing of hemodialysis catheters. We are not one of the top five competitors by market share in this market.

VenaCure Products

Our VenaCure products are used in endovascular laser procedures. These procedures are a less invasive alternative to vein stripping for the treatment of venous insufficiency of the greater saphenous vein. Vein stripping is a lengthy, painful and traumatic surgical procedure that involves significant patient recovery time. In contrast, laser treatment is an outpatient procedure that generally allows the patient to quickly return to normal activities with no scarring and minimal post-operative pain.

With our VenaCure products, laser energy is used to stop the source of the pressure by delivering energy to collapse and destroy the affected vein. The body subsequently routes the blood to other healthy veins. Our products are sold as a system that includes a diode laser, disposable components and training and marketing materials. The diode laser is a self-contained reusable instrument. The disposable components in the system include a Sheath-Lok laser fiber system, an access sheath, access wires and needles. The training and marketing materials include a two-day physician training course, a comprehensive business development package and patient marketing kit.

We purchase the laser and laser fiber used in our Precision 810 and Precision 980 VenaCure products from biolitec, Inc. Under our agreement with biolitec, we have non-exclusive license to sell the biolitec laser and laser fiber components to interventional radiologists and vascular surgeons in the United States and Canada. Our agreement with biolitec expires in March 2007. biolitec sells its ELVeS 810 and ELVeS 980, which are substantially identical to the lasers in our Precision 810 and Precision 980, to customers other than interventional radiologists and vascular surgeons in the United States and Canada and distributes those products without restriction in the rest of the world. In the future, biolitec may also market its ELVeS 810 and ELVeS 980 to the interventional radiology and vascular surgery marketplace in the United States and Canada. Our VenaCure lasers are one of only four laser systems that are cleared for sale in the United States by the FDA and, of these lasers, are the only ones built and serviced in the United States.

An important part of our focus on the peripheral vascular disease market is the treatment of varicose veins. With an estimated one-half of all Americans over the age of 60 suffering from varicose veins, the market for this treatment is large and growing. We believe that Sotradecyl, a schlerosing drug which was recently approved by the FDA, combined with our currently available precision drug-delivery catheter technology, such as Uni*Fuse, will become an important method of treating varicose veins. Sotradecyl has been shown to be an effective treatment of small, uncomplicated varicose veins of the lower extremities, in addition to ablation of the greater saphenous vein. Catheter-directed schlerotherapy has the advantages of requiring no investment in capital equipment and requires no local anesthesia because it is virtually pain free. We believe that laser-based treatment systems will continue to be an important part of the vein treatment market for some time to come, but that lasers may eventually be eclipsed by catheter-directed schlerotherapy, as has been seen in Europe. This approach to treating varicose veins has the potential for greater intellectual property protection and higher gross margins than our laser-based VenaCure products, and, most importantly, can be incorporated with some of our existing patented products.

Competition for the treatment of venous insufficiency includes surgical vein stripping treatments, radiofrequency (RF) ablation, which we believe is more expensive and time consuming than laser treatment, and other laser treatments of the greater saphenous vein. The leading provider for RF ablation is VNUS Medical Technologies Inc. Companies competing in the laser segment include biolitec, Diomed, Inc., Dornier MedTech GmbH, and Vascular Solutions, Inc. Millennium Research Group reports that in 2003, we had the second largest share, or 37%, of this market.

Image-Guided Vascular Access Products

Image-guided vascular access, or IGVA, involves the use of advanced imaging equipment to guide the placement of catheters that deliver primarily short-term drug therapies, such as chemotherapeutic agents and antibiotics, into the central venous system. Delivery to the circulatory system allows drugs to mix with a large volume of blood as compared to intravenous drug delivery into a superficial vessel. IGVA procedures include the placement of percutaneously inserted central catheter, or PICC lines, implantable ports and central venous catheters, or CVCs.

Our IGVA products include:

•	Morpheus CT PICC. These PICC lines provide short- or long- term peripheral access to the central venous system for intravenous therapy and blood sampling. They are constructed of a biocompatible and durable material called Durathane, and have increased stiffness from the proximal end to the distal end, which provides ease of use and enhanced patient safety and comfort. These products are intended for use with CT injectors, allowing physicians to use the existing PICC for both medications and CT imaging, avoiding the need for an additional access site.

•	Chemo-Port. The Chemo-Port maximizes options for patients with difficult and/or complex venous access needs. The port lock system is easy to attach and provides a secure connection.

•	Chemo-Cath. The Chemo-Cath, a central venous access catheter system, provides easy placement, safety and comfort to the patient.

•	Micro Access Sets. Our micro access sets provide interventional physicians a smaller introducer system for minimally invasive procedures.

•	V-Cath PICC Lines. These PICC lines are for short- or long-term peripheral access to the central venous system for intravenous therapy or blood sampling.

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

Our PTA dilation balloons include:

•	WORKHORSE. Our WORKHORSE product is a high-pressure balloon catheter offered in 54 configurations. While the WorkHorse can perform other peripheral PTA procedures, we believe the device is used primarily for treating obstructed hemodialysis access sites.

•	WORKHORSE II. The WORKHORSE II is a high-pressure, non-compliant PTA balloon catheter. This product is an extension to our WORKHORSE PTA catheter, with enhanced WORKHORSE features to improve product performance during declotting procedures for hemodialysis access sites.

In addition to our catheters, in April 2004, we introduced AngioFlow, a catheter-based flow meter that we believe is the only device to measure blood flow in hemodialysis access sites during an access site clearing procedure. The capability to measure blood flow allows interventional physicians to evaluate the efficacy of an access site clearing procedure while performing the procedure, thus likely improving the outcome and decreasing repeat procedures.

Boston Scientific, Cordis, Cook and C.R. Bard are our primary competitors in the PTA dilation market.

Thrombolytic Products

Thrombolytic catheter products are used to deliver thrombolytic agents, drugs that dissolve blood clots in hemodialysis access grafts, arteries, veins and surgical bypass grafts. Our thrombolytic catheter products include:

•	PULSE*SPRAY and UNI*FUSE catheters. Our PULSE*SPRAY and UNI*FUSE catheters improve the delivery of thrombolytic agents by providing a controlled, forceful and uniform dispersion. Patented slits on the infusion catheter operate like tiny valves for an even distribution of thrombolytic agents. We believe that these slits reduce the amount of thrombolytic agents and the time necessary for these procedures, resulting in cost savings and improved patient safety.

•	SPEEDLYSER. In March 2004, we introduced our SPEEDLYSER thrombolytic catheter, which is used to deliver thrombolytic agents into obstructed dialysis grafts. This new catheter features PULSE*SPRAY slit technology that simplifies catheter insertion and drug delivery.

Our primary competitors in this market include Boston Scientific, Cook and Micro Therapeutics, Inc.

Drainage Products

Drainage products percutaneously drain abscesses and other fluid pockets. An abscess is a tender inflamed mass that typically must be drained by a physician.

Our line of drainage products consists of our ABSCESSION general drainage catheters and ABSCESSION biliary drainage catheters. These products feature our proprietary soft catheter material, which is designed for patient comfort. These catheters also recover their shape if bent or severely deformed when patients roll over and kink the catheters during sleep.

In addition to our ABSESSION line of drainage catheters, in April 2005 we introduced to test market our TOTAL ABSCESSION line of drainage catheters. This line features the VAULT™ locking mechanism, which securely fixes the pigtail and prevents tampering.

Our primary competitors for drainage products include Boston Scientific, Cook, and C.R. Bard. We are not among the top five competitors by market share in the market for drainage products.

Other

For fiscal 2005, revenues from our “Other” product category totaled $2.9 million, or 4.8% of total revenues. Of these revenues, $1.9 million were from freight charges, $317,000 were from biliary stents, $629,000 were from bulk non-sterile products and products manufactured for E-Z-EM and $78,000 were from tumor management products.

Research & Development

Our future success will depend in part on our ability to continue to develop new products and enhance existing products. We recognize the importance of, and intend to continue to make investments in, research and development. Approximately 51% of our net sales for fiscal 2005 were from products we introduced in the last five fiscal years. For fiscal 2005, 2004 and 2003, our research and development expenditures were $4.6 million, $3.6 million, and $2.5 million, respectively, and constituted 7.6%, 7.2%, and 6.5% respectively, of net sales. We expect that our research and development expenditures will reach approximately 8% of net sales by the end of fiscal 2006 and remain at that level thereafter. However, downturns in our business could cause us to reduce our research and development spending.

Our research and product development teams work closely with our sales force to incorporate customer feedback into our development and design process. We believe that we have a reputation among interventional physicians as a good partner for product development because of our tradition of close physician collaboration, dedicated market focus, responsiveness and execution capabilities for product development and commercialization.

Competition

We encounter significant competition across our product lines and in each market in which our products are sold. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. We face competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. In addition, we compete with providers of other medical therapies, such as pharmaceutical companies, that may offer non-surgical therapies for conditions that are currently or intended to be treated using our products. Our primary device competitors include: Boston Scientific, Cook, Cordis, C.R. Bard, Diomed, Medcomp and VNUS Medical. Medcomp supplies us with all of our hemodialysis catheters, but also competes with us by selling More-Flow catheters, which we buy from them on a non-exclusive basis, and other hemodialysis catheters that we do not license from them. Many of our competitors have substantially greater financial, technological, research and development, regulatory, marketing, sales and personnel resources than we do. Competitors may also have greater experience in developing products, obtaining regulatory approvals, and manufacturing and marketing such products. Competitors may also obtain patent protection or regulatory approval or clearance, or achieve product commercialization, before us, any of which could materially adversely affect us.

We believe that our products compete primarily on the basis of their quality, ease of use, reliability, physician familiarity and cost-effectiveness. Generally, our products are sold at higher prices than those of our competitors. In the current environment of managed care, which is characterized by economically motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price. We believe that our continued competitive success will depend upon our ability to develop or acquire scientifically advanced technology, apply our technology cost-effectively across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel, obtain patent or other protection for our products, obtain required regulatory and reimbursement approvals, manufacture and successfully market our products either directly or through outside parties, and maintain sufficient inventory to meet customer demand.

Sales and Marketing

We focus our sales and marketing efforts on interventional radiologists and vascular surgeons. There are over 5,000 interventional radiologists and 2,000 vascular surgeons in the United States. We seek to educate these physicians on the clinical efficacy, performance, ease of use, value and other advantages of our products.

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

We promote our products through medical society meetings that are attended by interventional radiologists, vascular surgeons, interventional cardiologists and interventional nephrologists. Our attendance at these meetings is one of our most important methods of communicating with our customers. At these meetings, we receive direct feedback from customers and present new ideas and products. Our attendance at these meetings also reflects our support and commitment to the medical societies, as these societies rely on industry participation and support in order to effectively hold these meetings. The support we provide includes sponsorship of medical society research foundations, general financial support for holding these meetings, and special awards to physicians and others.

Backlog

At July 30, 2005, we had a backlog of unfilled customer orders of $127,000, compared to a backlog of $26,000 at July 31, 2004. We expect the entire backlog at July 30, 2005 will be filled during fiscal 2006. Because, historically, we ship 95% of products sold in the United States within 48 hours of receipt of the orders, we do not consider our backlog to be indicative of our future operating results.

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

Our management information system includes order entry, invoicing, on-line inventory management, lot traceability, purchasing, shop floor control and shipping and distribution analysis, as well as various accounting-oriented functions. This system enables us to track our products from the inception of an order through all parts of the manufacturing process until the product is delivered to the customer. Our efficient manufacturing capabilities enable us to ship 95% of products sold in the United States within 48 hours of when an order is received.

We purchase components from third parties. Most of our components are readily available from several supply sources. We also purchase finished products from third parties. One supplier, Medcomp, currently supplies all of our hemodialysis catheters except one. Medcomp products accounted for approximately 26% of our net sales for fiscal 2005. Another supplier, biolitec, Inc., supplies us with the laser and laser fibers for our VenaCure products, which accounted for approximately 13% of net sales for fiscal 2005. To date, we have been able to obtain adequate supplies of all product and components in a timely manner from existing sources.

In fiscal 2005, 57% of our net sales were derived from products we manufactured ourselves, with the balance being derived from products manufactured for us by third parties. Our Queensbury facility is registered with the FDA and has been certified to EN 46001 and ISO 9001 standards, as well as the CMD/CAS Canadian Medical Device Regulations. ISO 9001 and EN46001 are quality system standards. Obtaining ISO 9001 and EN 46001 certifications enables us to satisfy regulatory requirements of the European Union and thus to market and sell our products in European Union countries. If we were to lose these certifications, we would no longer be able to sell our products in these countries until we made the necessary corrections to our operations or satisfactorily completed an alternate European Union approval route that did not rely on compliance with quality system standards. Our manufacturing facilities are subject to periodic inspections by regulatory authorities to ensure compliance with domestic and non-U.S. regulatory requirements. See “—Government Regulation.”

Intellectual Property

We own 25 U.S. patents and have exclusive licenses to 15 U.S. patents. Additionally, we have 27 pending U.S. patent applications and exclusive licenses to two pending U.S. patent applications for fields of use related to our business. Internationally, we have 23 issued patents and 22 pending patent applications, all of which are foreign counterparts of the U.S. cases.

We believe that our success is dependent, to a large extent, on patent protection and the proprietary nature of our technology. We intend to continue to file and prosecute patent applications for our technology in jurisdictions where we believe that patent protection is effective and advisable. Generally, for products that we believe are appropriate for patent protection, we will attempt to obtain patents in the United States and other appropriate jurisdictions.

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

The 510(k) procedure is less rigorous than the PMA procedure, but is available only in particular circumstances. The 510(k) clearance procedure is available only if a manufacturer can establish that its device is “substantially equivalent” to a “predicate device”, which is a legally marketed device with 510(k) clearance or grandfather status based upon commercial distribution prior to May 29, 1976. The 510(k) procedure applies both to new products and to modifications of existing products with 510(k) clearance. The 510(k) clearance procedure generally takes from four to 12 months from the time of submission, but may take longer. The FDA may determine that a new or modified device is not substantially equivalent to a predicate device or may require that additional information, including clinical data, be submitted before a determination is made, either of which could significantly delay the introduction of new or modified device products. If a product does not satisfy the criteria of substantial equivalence, premarket approval is required prior to the introduction of that product into the market.

The PMA application procedure is more comprehensive than the 510(k) procedure and typically takes several years to complete. The PMA application must be supported by scientific evidence providing pre-clinical and clinical data relating to the safety and efficacy of the device and include a variety of other information about the device and its components, design, manufacturing and labeling. The standard used by the FDA in determining whether to approve a PMA application is that there must be a reasonable assurance that the device is safe and effective for its intended use. As part of the PMA application review, the FDA will inspect the manufacturer’s facilities for compliance with its Quality System Regulations. As part of the PMA approval, the FDA may place restrictions on the device, such as requiring additional patient follow-up for an indefinite period of time. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years. After the PMA is approved, if significant changes are made to a device, its manufacturing or labeling, a PMA supplement containing additional information must be filed for prior FDA approval.

Historically, our products have been introduced into the market using the 510(k) procedure and we have never had to use the more rigorous PMA procedure. No current clinical trials are pending for any of our products.

The FDA clearance and approval processes for a medical device are expensive, uncertain and lengthy. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals for any product on a timely basis or at all. Delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

If and when FDA marketing approvals are granted for a device, the product and its manufacture are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. The labeling and promotion activities for devices are subject to scrutiny by the FDA, and in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting the marketing of devices for unapproved new uses.

The devices manufactured by us are subject to the FDA’s Quality System Regulations. Device manufacturers are required to register their facilities and list their products with the FDA and certain state agencies. Every phase of production, including raw materials, components and subassemblies, manufacturing, testing, quality control, labeling, tracing of consignees after distribution, and follow-up and reporting of complaint information is governed by FDA regulations. The FDA periodically conducts inspections of manufacturing facilities and, if there are alleged violations, the operator of a facility must correct them or satisfactorily demonstrate the absence of the violations or face regulatory action.

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

Other

We and our products are also subject to a variety of state and local laws in those jurisdictions where our products are or will be marketed, and Federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. For example, we are registered with the Office of the Professions of the New York State Department of Education. We are also subject to various Federal and state laws governing our relationships with the physicians and others who purchase or make referrals for our products. For instance, Federal law prohibits payments of any form that are intended to induce a referral for any item payable under Medicare, Medicaid or any other Federal healthcare program. Many states have similar laws. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon our ability to do business.

Non-U.S. Regulation

Internationally, all of our current products are considered medical devices under applicable regulatory regimes, and we anticipate that this will be true for all of our future products. Sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process may vary greatly from country to country. For example, the European Union has adopted numerous directives and standards relating to medical devices regulating their design, manufacture, clinical trials, labeling and adverse event reporting. Devices that comply with those requirements are entitled to bear a Conformité Européenne, or CE Mark, indicating that the device conforms with the essential requirements of the applicable directives and can be commercially distributed in countries that are members of the European Union.

In some cases, we rely on our non-U.S. distributors to obtain premarket approvals, complete product registrations, comply with clinical trial requirements and complete those steps that are customarily taken in the applicable jurisdictions.

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

Third-Party Reimbursement

United States

Our products are used in medical procedures generally covered by government or private health plans. Accordingly, our sales and the prices we charge for our products depend significantly on the extent to which those third-party payors, such as Medicare, Medicaid, and other government programs and private insurance plans cover our products and the procedures performed with them.

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

In many instances, third-party payors use price schedules that do not vary to reflect the cost of the products and equipment used in performing those procedures. In other instances, payment or reimbursement is separately available for the products and equipment used, in addition to payment or reimbursement for the procedure itself. Even if coverage is available, third-party payors may place restrictions on the circumstances where they provide coverage or may offer reimbursement that is not sufficient to cover the cost of our products. Many competing products are less expensive than ours. Therefore, although coverage may be available for our products and the related procedures, the levels of approved coverage may not be sufficient to justify using our products instead of those of competitors.

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

In certain cases in which third-party payors will cover the cost of medical products or equipment, in addition to a general charge for the related procedure, they maintain lists of exclusive suppliers or approved lists of products deemed to be cost-effective. Authorization from those third-party payors is required prior to using products that are not on these lists. If our products are not on the approved lists, healthcare providers must determine if the additional cost and effort required to obtain prior authorization is justified by any perceived clinical benefits from using our products, in light of the uncertainty of actually obtaining coverage.

Finally, the advent of contracted fixed rates per procedure has made it difficult to receive reimbursement for disposable products, even if the use of these products improves clinical outcomes. In addition, many third-party payors are moving to managed care systems in which providers contract to provide comprehensive healthcare for a fixed cost per person. Managed care providers often attempt to control the cost of healthcare by authorizing fewer elective surgical procedures. Under current prospective payment systems, such as the diagnosis related group system and the hospital out-patient prospective payment system, both of which are used by Medicare and in many managed care systems used by private third-party payors, the cost of our products will be incorporated into the overall cost of a procedure and not separately reimbursed. As a result, we cannot be certain that hospital administrators and physicians will purchase our products, despite the clinical benefits and opportunity for cost savings that we believe can be derived from their use.

If hospitals and physicians cannot obtain adequate reimbursement for our products or the procedures in which they are used, our business, financial condition, results of operations, and cash flows could suffer a material adverse impact.

Non-U.S.

Our success in non-U.S. markets will depend largely upon the availability of reimbursement from the third-party payors through which healthcare providers are paid in those markets. Reimbursement and healthcare payment systems in non-U.S. markets vary significantly by country. The main types of healthcare payment systems are government sponsored healthcare and private insurance. Reimbursement approval must be obtained individually in each country in which our products are marketed. Outside the United States, we generally rely on our distributors to obtain reimbursement approval in the countries in which they will sell our products. There can be no assurance that reimbursement approvals will be received.

Insurance

Our product liability insurance coverage is limited to a maximum of $10,000,000 per product liability claim and an aggregate policy limit of $10,000,000, subject to deductibles of $250,000 per occurrence and $500,000 in the aggregate. The policy covers, subject to policy conditions and exclusions, claims of bodily injury and property damage from any product sold or manufactured by us.

We cannot be assured that this level of coverage is adequate. We may not be able to sustain or maintain this level of coverage and cannot be assured that adequate insurance coverage will be available on commercially reasonable terms or at all. A successful product liability claim or other claim with respect to uninsured or underinsured liabilities could have a material adverse effect on our business.

Environmental

We are subject to Federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain hazardous and potentially hazardous substances used in connection with our operations. Although we believe that we have complied with these laws and regulations in all material respects and, to date, have not been required to take any action to correct any noncompliance, there can be no assurance that we will not be required to incur significant costs to comply with environmental regulations in the future.

Employees

As of July 31, 2005, we had 249 full-time employees and eight part-time employees, including 15 in management and administration; 41 in research, product development and regulatory approval/quality assurance; 69 in sales and marketing; and the balance in manufacturing functions. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We sell our products outside the United States through a distribution network that, as of July 31, 2005, consisted of 30 distributors for 34 markets.

Item 2. Properties

We own a 68,352 square foot manufacturing, administrative, engineering and warehouse facility situated on 13 acres in Queensbury, New York. In 2003, we financed an expansion of this facility with the proceeds of industrial revenue bonds, and the land and buildings are subject to a first mortgage in favor of a bank. See Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of this financing. We believe that this facility has sufficient capacity to meet our anticipated manufacturing and other needs for the next five years. We lease a facility in Gainesville, Florida, which we use for research and development activities. The lease for the facility expires in June 2008, and we pay a monthly rent of $1,617 plus utilities.

Item 3. Legal Proceedings

On January 6, 2004, Diomed filed an action against us entitled Diomed, Inc. v. AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleges that we have infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure Procedure Kit”) and two diode laser systems: the Precision 980 Laser and the Precision 810 Laser, and by conducting a training program for physicians in the use of our VenaCure Procedure Kit. The complaint alleges our actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit us from continuing to market and sell these products, as well as conducting our training program, and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest. We believe that our product does not infringe the Diomed patent. We purchase the lasers and laser fibers for our laser systems from biolitec, Inc. under a supply and distribution agreement. Under our distribution agreement with biolitec, biolitec is required to indemnify us against all of our costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys’ fees) that relate in any way to products covered by the agreement. biolitec has engaged counsel on our behalf to defend this action.

On April 12, 2005, the Court issued a Memorandum and Order on Claims Construction, commonly known as a Markman ruling, in which the Court rejected Diomed’s interpretation of certain claim limitations. Instead, the Court agreed with us on certain claim limitations and, as a result, effectively added additional weight to our position that the proper use of our product does not infringe Diomed’s patent.

We have been named as a defendant in an action entitled Duhon, et. al v. Brezoria Kidney Center, Inc., case no. 27084 filed in the District Court of Brezoria County, Texas, 239th Judicial District on December 29, 2003. The complaint alleges that we and our co-defendants, E-Z-EM and Medcomp, designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. Under our distribution agreement with Medcomp, Medcomp is required to indemnify us against all of our costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys’ fees) that relate in any way to products covered by the agreement. On June 30, 2005, this action was settled by Medcomp for $500,000 and all claims against us and E-Z-EM were dismissed with prejudice.

We were initially named as a defendant in an action entitled Chapa, San Juanita, et. al v. Spohn Hospital Shoreline., et al, file no. 03-60961-00-0-1, filed in the District Court of Nueces County, Texas, on July 22, 2003. The complaint alleged that we and our co-defendant Medcomp, designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The plaintiffs voluntarily dismissed the case without prejudice when they were unable to establish product identification. In November 2004, the plaintiffs filed an amended complaint reinstituing the action against us and Medcomp. The complaint seeks compensatory and other monetary damages in unspecified amounts.

We have tendered the defense of the Chapa action to Medcomp, and Medcomp has accepted defense of the action. Based upon our prior experience with Medcomp, we expect Medcomp to honor its indemnification obligation to us if it is unsuccessful in defending this action.

We are party to other legal actions that arise in the ordinary course of our business. We believe that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock commenced trading on The Nasdaq National Market on May 27, 2004, the day following the effective date of our initial public offering. The offering consisted of 1,950,000 shares of our common stock, $0.01 par value per share, at an initial public offering price of $11.00 per share. On June 15, 2005, the underwriters exercised their over-allotment in full and purchased an additional 292,500 common shares on June 18, 2004. The shares sold in the offering constituted approximately 19.6% of our outstanding shares. The remaining 80.4% of our outstanding shares were held by E-Z-EM, Inc until October 30, 2004, when E-Z-EM distributed all of its holdings to its stockholders as a tax-free dividend.

The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by The Nasdaq National Market.

	Sale Price
	High	Low
Fifty-two weeks ended May 28, 2005
Fourth Quarter	$23.50	$15.77
Third Quarter	$27.30	$13.35
Second Quarter	$16.74	$8.90
First Quarter	$15.80	$11.00

As of August 17, 2005 there were 205 record holders of our common stock.

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

The following table sets forth our uses of the net proceeds of the offering from the effective date of the offering to the last day of the fiscal year covered by this annual report on Form 10-K:

Initial Public Offering

Use of proceeds

as of May 28, 2005

($ in thousands)

Description	Balance
Receipt of net proceeds of Initial Public Offering and underwriters’ over allotment option	$22,941
Repayment of note payable to E-Z-EM, Inc.	(3,000)
Payment of expenses related to our initial public offering	(1,505)
Installment payments under a research and distribution agreement	(500)

Net proceeds as of May 28, 2005	$17,936

Item 6. Selected Consolidated Financial Data

You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The consolidated statements of income data for the fifty-two weeks ended May 28, 2005, May 29, 2004 and, May 31, 2003, and the consolidated balance sheet data as of May 28, 2005 and May 29, 2004 are derived from the audited consolidated financial statements that are included elsewhere in this annual report on Form 10-K. The consolidated statements of income data for the fifty-two weeks ended June 1, 2002 and June 2, 2001 and the consolidated balance sheet data as of June 1, 2002, and June 2, 2001 are derived from our audited consolidated financial statements not included in the report. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note A of “Notes to Consolidated Financial Statements” for a description of the method that we used to compute our historical basic and diluted net income (loss) per share attributable to common stockholders.

	Fifty-two weeks ended
	May 28, 2005	May 29, 2004	May 31, 2003	June 1, 2002	June 2, 2001
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$60,289	$49,055	$38,434	$30,890	$23,390
Cost of goods sold	26,912	23,254	18,572	15,333	12,418

Gross profit	33,377	25,801	19,862	15,557	10,972

Operating expenses
Sales and marketing	16,000	13,562	11,338	8,901	7,089
General and administrative	5,080	3,565	2,777	2,317	1,875
Research and development	4,570	3,551	2,509	1,951	1,426
Loss on sale of subsidiary and related assets (c)	—	—	—	—	872

Total operating expenses	25,650	20,678	16,624	13,169	11,262

Operating profit (loss)	7,727	5,123	3,238	2,388	(290)
Other income (expense)
Interest income	304	16	38	45	71
Interest expense (a)	(150)	(758)	(1,021)	(863)	(952)
Other, net (d)	(264)	—	—	—	1

Income (loss) before income tax provision (benefit)	7,617	4,381	2,225	1,570	(1,170)
Income tax provision (benefit)	3,069	1,238	1,069	561	(1,513)

Net income	$4,548	$3,143	$1,186	$1,009	$343

Earnings per common share:
Basic	$.39	$.34	$.13	$.11	$.04

Diluted	$.37	$.32	$.13	$.11	$.04

Weighted average number of shares used in per share calculation:
Basic	11,571,317	9,216,027	9,200,000	9,200,000	9,200,000

Diluted	12,328,783	9,838,168	9,472,233	9,337,425	9,200,000

	As of
	May 28, 2005	May 29, 2004	May 31, 2003	June 1, 2002	June 2, 2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents (b)	$14,498	$1,848	$1,737	$1,525	$1,948
Working Capital	42,080	30,981	12,360	10,101	9,676
Total Assets	59,672	49,726	27,056	20,647	16,782
Non-current liabilities	2,935	3,100	19,403	15,165	15,754
Accumulated deficit	(3,720)	(8,268)	(10,943)	(12,129)	(13,138)
Total stockholders’ equity	49,110	37,232	1,488	(295)	(1,309)

(a)	Interest expense, net, includes imputed interest on debt to E-Z-EM of $596 and $892 for the fifty-two weeks ended May 29, 2004 and May 31, 2003, respectively. The interest charges are treated as non-cash items for cash flow purposes and increases to additional paid-in capital. Of our indebtedness to E-Z-EM, $13,148 was capitalized prior to the completion of our initial public offering and the remaining $3,000 was repaid in June 2004 from the proceeds of the initial public offering.
(b)	Cash and cash equivalents include restricted cash of $101 and $798 as of May 29, 2004 and May 31, 2003, respectively.
(c)	Loss on sale of subsidiary and related assets relates to our sale of AngioDynamics, Ltd., in July 2000. The sale was the culmination of a strategic decision to exit the cardiovascular market and focus entirely on the interventional radiology marketplace.
(d)	Other, net, includes an impairment charge of $300 for the fifty-two weeks ended May 28, 2005, to reduce the carrying value of our investment in Surgica, Inc. to $0, due to the uncertainty of Surgica’s ability to continue as a going concern.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following information should be read together with the audited consolidated financial statements and the notes thereto and other information included elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

This annual report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. These statements relate to future events or AngioDynamics’ future financial performance and involve known and unknown risks, uncertainties and other factors that may cause AngioDynamics’ or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” and elsewhere in this annual report on Form 10-K. In some cases, forward-looking statements may be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, “predicts”, “potential”, “continue” or variations of such terms or similar expressions. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, readers should specifically consider various factors, including the risks outlined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors”. These factors may cause AngioDynamics’ actual results to differ materially from any forward-looking statement.

Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this annual report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by AngioDynamics or any other person that AngioDynamics’ objectives and plans will be achieved.

Overview

AngioDynamics is a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD. We design, develop, manufacture and market a broad line of therapeutic and diagnostic devices that enable interventional physicians (interventional radiologists, vascular surgeons and others) to treat PVD and other non-coronary diseases. We believe that we are the only company whose primary focus is to offer a comprehensive product line for the interventional treatment of these diseases. For the past five fiscal years, over 95% of our net sales were from single-use, disposable products. The following table sets forth our aggregate net sales from the following product categories for our last three fiscal years:

	2005		2004		2003
	$	%	$	%	$	%
	(dollars in thousands)
Angiographic Products and Accessories	$18,106	30.0%	$15,725	32.1%	$13,701	35.6%
Hemodialysis Catheters	15,938	26.4	13,381	27.3	9,371	24.4
VenaCure products	7,716	12.8	5,657	11.5	2,106	5.5
Image-Guided Vascular Access Products	6,886	11.4	3,309	6.7	2,656	6.9
PTA Dilation Catheters	3,729	6.2	3,410	7.0	3,048	7.9
Thrombolytic Products	3,612	6.0	3,174	6.5	2,989	7.8
Drainage Products	1,444	2.4	1,380	2.8	1,311	3.4
Other	2,858	4.8	3,019	6.1	3,252	8.5

Total	$60,289	100.0%	$49,055	100.0%	$38,434	100.0%

We sell our broad line of quality devices in the United States through a direct sales force comprised of 40 sales representatives, six regional managers and a vice president of sales. Outside the United States, we sell our products indirectly through a network of distributors in 34 markets. For each of our last three fiscal years, less than 5% of our net sales were in markets outside the United States.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. Approximately 75% of our sales growth over our past two fiscal years is attributable to products in three categories—hemodialysis catheters, image-guided vascular access, or IGVA products, and our VenaCure product line—that were either obtained from or developed under licensing arrangements with third parties. We also achieved significant growth in sales of angiographic catheters and PTA dilation catheters, which we developed internally. Additionally, about 51% of our net sales for fiscal 2005 were from products introduced in the last five years. For each of the past three fiscal years, we invested at least 6% of our net sales in research and development. Research and development expenditures were 7.6% of net sales for fiscal 2005 and we expect these expenditures to continue to increase in future years to reach 8% of net sales by the end of 2006 and remain at that level thereafter.

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

For fiscal 2005, approximately 43% of our net sales were derived from products manufactured for us by third parties, compared to 45% for fiscal 2004. We intend to continue to manufacture more of these products to achieve lower product costs and increased profitability. We recently expanded our facility to provide us with significantly greater manufacturing capacity and to accommodate additional research, development and administrative requirements. We are not currently operating our facility at full capacity.

Our ability to further increase our profitability will depend in large part on improving gross profit margins. Factors such as changes in our product mix, new technologies and unforeseen price pressures may cause our margins to grow at a slower rate than we have anticipated or possibly to decline. For example, until recently, sales of the disposable components used in our VenaCure laser products, which carry high margins, have lagged behind sales of the lower margin diode lasers.

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

Through the effective date of our initial public offering, our primary sources of financing were loans and capital contributions from our former parent company, E-Z-EM, long-term bank debt and cash generated from operations. As we are no longer a subsidiary of E-Z-EM, we will not receive any further financing from E-Z-EM. In addition, to preserve the tax-free nature of our spin-off from E-Z-EM we are, and until October 2006, will be, subject to restrictions on our ability to raise capital by issuing equity or convertible debt securities, or to use our equity securities to acquire other businesses or assets.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are summarized in Note A to our consolidated financial statements included elsewhere in this annual report on Form 10-K. While all these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. The accounting policies identified as critical are as follows:

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Decisions relative to criterion (iii) regarding collectability are based upon our judgments, as discussed under “Accounts Receivable” below, and should conditions change in the future and cause us to determine this criterion is not met, our results of operations may be affected. We recognize revenue as products are shipped, based on F.O.B. shipping point terms when title passes to customers. We negotiate shipping and credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved by us and, if approved, customers are subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and must have at least 12 months remaining prior to its expiration date.

Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we identify. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. For the period from the beginning of fiscal 2003 to May 28, 2005, our write offs of accounts receivable aggregated $32,000.

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of income. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. As of May 28, 2005, our valuation allowance and net deferred tax asset were approximately $628,000 and $1.2 million, respectively. We have a tax allocation and indemnification agreement with E-Z-EM with whom we will file consolidated Federal tax returns for periods through October 30, 2004. Under this agreement, we pay Federal income tax based on the amount of taxable income we generate and are credited for Federal tax benefits we generate that can be used by us or other members of the consolidated group. This agreement does not cover tax liabilities arising from state, local and other taxing authorities to whom we report separately.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of May 28, 2005, May 29, 2004, and May 31, 2003, our reserve for excess and obsolete inventory was $779,000, $885,000, and $676,000, respectively.

Property, Plant and Equipment

We state property, plant and equipment at cost, less accumulated depreciation, and depreciate these assets principally using the straight-line method over their estimated useful lives. We determine this based on our estimates of the period over which the assets will generate revenue. We evaluate these assets for impairment annually or as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable. Any change in condition that would cause us to change our estimate of the useful lives of a group or class of assets may significantly affect depreciation expense on a prospective basis.

Results of Operations

Our fiscal years ended May 28, 2005, May 29, 2004, and May 31, 2003 represent fifty-two weeks. Our operating results for fiscal 2005, 2004 and 2003 are expressed as a percentage of total net sales in the following table.

	Fifty-two weeks ended
	May 28, 2005	May 29, 2004	May 31, 2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	44.6	47.4	48.3

Gross profit	55.4	52.6	51.7

Operating expenses
Sales & marketing	26.6	27.7	29.5
General & administrative	8.4	7.3	7.2
Research and development	7.6	7.2	6.5

Total operating expenses	42.6	42.2	43.2

Operating profit (loss)	12.8	10.4	8.5
Other income (expenses)
Interest income	0.5	0.1	0.1
Interest (expense)	(0.3)	(1.6)	(2.7)
Other, Net	(0.4)	0.0	0.0

Income before income tax provision	12.6	8.9	5.9
Income tax provision	5.1	2.5	2.8

Net income	7.5%	6.4%	3.1%

Fiscal years ended May 28, 2005 and May 29, 2004

Net sales. Net sales consist of revenue derived from the sale of our products and related freight charges, less discounts and returns. For fiscal 2005, net sales were $60.3 million, an increase of $11.2 million, or 22.9%, compared to fiscal 2004. Sales increased across all of our principal product lines for fiscal 2005. The increase in our net sales was due to new product introductions, the expansion of our domestic sales force and increased sales of our existing product lines. Sales of image-guided vascular access products, featuring our Morpheus CT PICC, increased by $3.6 million. Sales of hemodialysis catheters increased by $2.6 million, principally due to our introduction of the Dura-Flow and Even-More chronic hemodialysis catheters. Sales of angiographic products and accessories increased by 2.3 million. Our VenaCure products, which are used in the treatment of varicose veins, accounted for $2.1 million of the increase in our net sales for fiscal 2005. Sales of PTA balloon dilation catheters, thrombolytic products, and drainage products in the aggregate accounted for $0.6 million of the increase in our net sales for fiscal 2005. Price increases were not a significant factor in the increase of our net sales.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and resold by us, manufacturing personnel, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Gross profit for fiscal 2005 increased by $7.6 million, or 29.4%, to $33.4 million, compared to fiscal 2004. As a percentage of net sales, gross profit increased to 55.4% for fiscal 2005 from 52.6% for fiscal 2004. The improvement in our gross profit margin was due to increased sales volume, a favorable product mix compared to the prior fiscal year, and improved manufacturing efficiencies.

Sales and marketing. Sales and marketing expenses consist primarily of the costs of salaries, commissions, travel and entertainment, attendance at medical society meetings, and advertising and product promotions and samples. Sales and marketing expenses were $16.0 million for fiscal 2005, an increase of $2.4 million, or 18.0%, compared to fiscal 2004. Selling expenses increased due to an expansion of our domestic sales force and to other costs related to the increase in net sales, including increased commissions, promotions and samples, meals and entertainment, and travel and lodging. During fiscal 2005, we added six new domestic sales representatives, bringing the total to 40, and one regional sales manager, bringing the total to six. Marketing expenses increased principally due to hiring of additional personnel to support customer orders and VenaCure marketing efforts. As a percentage of net sales, sales and marketing expenses were 26.6% and 27.7% for fiscal 2005 and fiscal 2004, respectively.

General and administrative. General and administrative expenses include corporate, finance, human resources, administrative and professional fees, as well as information technology expenses. General and administrative expenses increased to $5.1 million for fiscal 2005, an increase of $1.5 million, or 42.5%, compared to fiscal 2004. This increase was principally due to increased professional fees associated with being a public company and increased compensation expenses. As a percentage of net sales, general administrative expenses were 8.4% and 7.3% for fiscal 2005 and fiscal 2004, respectively.

Research and development. Research and development expenses include costs to develop new products, enhance existing products, validate new and enhanced products and register, maintain and defend our intellectual property. Research and development expenses increased to $4.6 million for fiscal 2005, an increase of $1.0 million, or 28.7%, from fiscal 2004. This increase was due primarily to increased personnel in both our research and development departments and expanded efforts to maintain and register our intellectual property assets. As a percentage of net sales, research and development expenses were 7.6% and 7.2% for fiscal 2005 and fiscal 2004, respectively.

Other income (expenses). Other income (expenses) principally includes interest income and interest expense. For fiscal 2005, other income (expenses) decreased to a net expense of $110,000 from a net expense of $742,000 for fiscal 2004. This decrease was primarily due to the elimination of interest expense on the E-Z-EM debt, on which we recorded imputed interest charges of $596,000 for fiscal 2004, additional interest income of $288,000, offset by an impairment loss of $300,000. The imputed interest charges were treated as non-cash items for cash flow purposes and as increases to additional paid in capital. As a percentage of net sales, other expenses, net, were 0.2% and 1.5% for fiscal 2005 and fiscal 2004, respectively.

Income tax. Our effective income tax rates for fiscal 2005 and fiscal 2004 were 40.3% and 28.3%, respectively, compared to the Federal statutory rate of 34.0%. In both fiscal years, we recorded expenses that were non-deductible for Federal income tax purposes. Further, in fiscal 2004, the effect of non-deductible expenses was partially offset by utilization of capital loss carryforwards for which no tax benefit was previously recorded. The tax benefit of the utilization of these carryforwards increased income by $692,500, or $0.07 per diluted share.

Fiscal years ended May 29, 2004 and May 31, 2003

Net sales. For fiscal 2004, net sales were $49.1 million, an increase of $10.6 million, or 27.6%, compared to fiscal 2003. Sales increased across all of our principal product lines for fiscal 2004 compared to fiscal 2003. The increase in our net sales was due to new product introductions, the expansion of our domestic sales force and increased sales of our existing product lines. Sales of hemodialysis catheters for fiscal 2004 increased by $4.0 million, principally due to our introduction of the Dura-Flow chronic hemodialysis catheter in September 2002. Our VenaCure products were introduced in June 2002 and accounted for $3.6 million of the increase in our net sales for fiscal 2004. Sales of angiographic products and accessories, image-guided vascular access products, PTA balloon dilation catheters, and thrombolytic, drainage and all other products in the aggregate accounted for $3.0 million of the increase in our net sales for fiscal 2004. Net sales to non-U.S. markets for fiscal 2004 were $2.3 million, or 4.8% of net sales, compared to $2.7 million, or 6.9% of net sales, for fiscal 2003. This decrease is due to lower sales of angiographic products resulting from increased pricing competition. Price increases were not a significant factor in the increase of our net sales.

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

General and administrative. General and administrative expenses increased by $788,000, or 28.4%, to $3.6 million for fiscal 2004, compared to fiscal 2003. This increase was principally due to increased professional fees, related in large part to our initial public offering, overhead costs associated with the expansion of our facility in Queensbury and increased compensation expenses. As a percentage of net sales, general administrative expenses were 7.3% and 7.2% for fiscal 2004 and fiscal 2003, respectively.

Research and development. Research and development expenses increased by $1.0 million, or 41.5%, to $3.6 million for fiscal 2004, from fiscal 2003. This increase was due primarily to hiring additional personnel in both our research and development departments and expanded efforts to maintain and register our intellectual property assets. As a percentage of net sales, research and development expenses were 7.2% and 6.5% for fiscal 2004 and fiscal 2003, respectively.

Other income (expenses). For fiscal 2004, other income (expenses) decreased to a net expense of $742,000 from a net expense of $983,000 for fiscal 2003. This decrease was due to lower interest expense on our indebtedness to E-Z-EM, which resulted from lower prevailing interest rates when the notes payable to E-Z-EM were renewed as they became due throughout the year. Although E-Z-EM waived interest charges on this debt, we recorded imputed interest charges of $596,000 and $892,000 for fiscal 2004 and fiscal 2003, respectively. These charges are treated as non-cash items for cash flow purposes and as increases to additional paid in capital. As a percentage of net sales, other expenses, net, were 1.5% and 2.6% for fiscal 2004 and fiscal 2003, respectively.

Income tax. Our effective income tax rates for fiscal 2004 and fiscal 2003 were 28.3% and 47.4%, respectively, compared to the Federal statutory rate of 34.0%. In both fiscal years, we recorded expenses that were non-deductible for Federal income tax purposes, principally the imputed interest expense on our indebtedness to E-Z-EM, which contributed to our higher than statutory effective tax rate. Further, in fiscal 2004, the effect of non-deductible expenses was partially offset by utilization of capital loss carryforwards for which no tax benefit was previously recorded. The tax benefit of the utilization of these carryforwards increased income by $692,500 or $0.07 per diluted share.

Liquidity and Capital Resources

During the past three years, we financed our operations primarily through long-term debt and cash flow from operations. At May 28, 2005, $14.5 million, or 24.3%, of our assets consisted of cash and cash equivalents, excluding short-term marketable securities of $12.6 million. Our current ratio was 6.5 to 1, with net working capital of $42.1 million, at May 28, 2005, compared to a current ratio of 4.3 to 1, with net working capital of $31.0 million, at May 29, 2004. The increase in our current assets and the current ratio was due to the receipt of $3.0 million in net proceeds from the underwriters’ exercise of the over-allotment option in June 2004, cash flows from operating activities of $4.8 million and proceeds from the exercise of stock options totaling $2.5 million. At May 28, 2005, total debt was $3.1 million, comprised of short and long-term bank debt for financing our facility expansion in Queensbury, New York. Total debt was $6.3 million at May 29, 2004.

For fiscal 2005 and 2004, capital expenditures were funded by cash provided by operations and cash reserves.

Through May 26, 2004, our primary sources of financing were loans and capital contributions from E-Z-EM. At May 29, 2004, May 31, 2003 and June 1, 2002, notes payable to E-Z-EM were $3.0, $16.2 and $16.2 million respectively. Under our master separation and distribution agreement with E-Z-EM, E-Z-EM capitalized $13.1 million of this amount on May 26, 2004 and we repaid the remaining $3.0 million of debt in June 2004 with part of the proceeds from our initial public offering. We will not receive any additional financing from E-Z-EM. Effective June 2, 2002 and through May 29, 2004, E-Z-EM agreed to waive interest payments on these notes. However, we recorded imputed interest charges for fiscal 2004 and 2003 of $596,000 and $892,000, respectively. These imputed interest charges were treated as non-cash items for cash flow purposes and as increases in additional paid in capital.

Net capital expenditures, primarily for facility expansion and machinery and equipment, were $1.8 million in fiscal 2005, compared to $1.6 million in fiscal 2004, and $4.1 million for fiscal 2003. Of the fiscal 2003 expenditures, $3.0 million was for the expansion of our headquarters and manufacturing facility. This expansion was substantially completed during the fourth fiscal quarter of 2004 at an approximate cost of $3.7 million, of which $3.5 million was financed by industrial revenue bonds. To secure this financing, we entered into agreements with local municipalities, a bank, a trustee and a remarketing agent. These agreements are referred to as the IDA agreements. The proceeds of the bonds were advanced as construction occurred. The bonds reprice every seven days and are resold by a remarketing agent. The bonds bear interest based on the market rate on the date the bonds are repriced and require quarterly principal payments ranging from $25,000 to $65,000 plus accrued interest through May 2022. We entered into an interest rate swap with a bank to convert the initial variable rate payments to a fixed interest rate of 4.45% per annum. The IDA agreements contain financial covenants relating to fixed charge coverage and interest coverage. At May 28, 2005, we were in compliance with these covenants. The outstanding debt is collateralized by a letter of credit ($3.2 million at May 28, 2005) and a first mortgage on the land, building and equipment comprising our facility in Queensbury, and we are required to pay an annual fee ranging from 1.0% to 1.9% of the outstanding balance depending on our financial results. The current fee is 1.35% and is in effect until November 2005. The debt covenants related to the industrial revenue bond financing and our bank line of credit, and the collateralization of substantially all of our assets to secure these financings, may restrict our ability to obtain debt financing in the future.

We are also restricted in our ability to obtain equity financing due to the distribution by E-Z-EM of our stock to its stockholders, which was completed on October 30, 2004. We are limited in the amount of equity securities or convertible debt we can issue in the two years following the stock distribution by E-Z-EM in order to preserve the tax-free treatment of the distribution and avoid tax liabilities to E-Z-EM and its stockholders and corresponding liabilities to us. Specifically, we are limited to to issuing no more than approximately 5.5 million shares of our common stock in capital raising transactions over this period. These factors could limit our sources of capital in the future.

We have available a $3.0 million bank line of credit, of which no amounts are outstanding. Our contractual obligations as of May 28, 2005 are set forth in the table below. We have no variable interest entities or other off-balance sheet obligations.

	Cash Payments Due By Period as of May 28, 2005
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Contractual Obligations:
Notes Payable to Bank	$3,100	$165	$380	$350	$2,205
Operating Leases (1)	244	75	137	32
Consulting Contracts (1)	67	42	25

	$3,411	$282	$542	$382	$2,205

(1)	The non-cancelable leases and consulting contracts are not reflected on our consolidated balance sheet under accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces the Accounting Practice Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” to require retrospective application to prior periods’ financial statements of changes in accounting principles. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). SFAS 153 amends Accounting Practice Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS 153 are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. The adoption of this new accounting pronouncement is expected to have a material impact on our financial statements commencing with the first quarter of the fiscal year ending June 2, 2007.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The Staff Position clarifies that the tax deduction for the qualified domestic production activities provided by the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction under FAS 109 as opposed to a tax-rate deduction. The phase-in of the tax deduction begins with qualifying production activities for the year ending December 31, 2005. The Act replaces the extraterritorial income (ETI) tax incentive with a domestic manufacturing deduction. The Company has not determined the impact of this pronouncement at this time.

In March 2004, the FASB issued Emerging Issues Task Force Issues No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which provides guidance for assessing impairment losses on debt and equity investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however, the disclosure requirements remain effective and we have adopted them. We do not expect the effect of implementing EITF No. 03-1, when final guidance is released, to have a material impact on our financial statements.

Risk Factors

You should carefully read and consider the risks described below. If any of the following risks actually occurs, our business, financial condition, results of operations or cash flow could be adversely affected. In any such case, the trading price of our common stock could decline. You should also refer to the other information in this annual report on Form 10-K, including our financial statements and the related notes.

If we fail to develop new products and enhance existing products, we could lose market share to our competitors and our results of operations could suffer.

The market for interventional devices is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. To be successful, we must develop and commercialize new products and enhanced versions of our existing products. Our products are technologically complex and require significant planning, design, development and testing before they may be marketed. This process generally takes at least nine to 12 months and may take up to several years. Our success in developing and commercializing new versions of our products is affected by our ability to:

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

The markets for interventional devices are highly competitive, and we expect competition to continue to intensify. We may not be able to compete effectively, and we may lose market share to our competitors. The principal competitors in the markets for our products currently include: Boston Scientific; Cook; Cordis; C.R. Bard; Diomed; Medcomp; and VNUS Medical Technologies. Many of our competitors have substantially greater:

•	financial and other resources;

•	variety of products;

•	technical capabilities;

•	ability to develop and introduce new products;

•	patent portfolios that may present an obstacle to our conduct of business;

•	name recognition; and

•	distribution networks and in-house sales forces.

Our competitors may succeed in developing technologies and products earlier, in obtaining patent protection or regulatory clearance earlier or in commercializing new products or technologies more rapidly than us. Our competitors may also develop products and technologies that are superior to those we are developing or that otherwise render our products obsolete or noncompetitive. In addition, we may face competition from providers of other medical therapies, such as pharmaceutical companies, which may offer non-surgical therapies for conditions that are currently or intended to be treated using our products. Our products are generally sold at higher prices than those of our competitors. In the current environment of managed care, which is characterized by economically motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we are increasingly being required to compete on the basis of price. If we are not able to compete effectively, our market share and revenues may decline.

If we fail to adequately protect our intellectual property rights, our business may suffer.

Our success depends in part on obtaining, maintaining and enforcing our patents, trademarks and other proprietary rights, and our ability to avoid infringing the proprietary rights of others. We take precautionary steps to protect our technological advantages and intellectual property. We rely upon patent, trade secret, copyright, know-how and trademark laws, as well as license agreements and contractual provisions, to establish our intellectual property rights and protect our products. However, these measures may not adequately protect our intellectual property rights.

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

In January 2004, Diomed filed an action against us alleging that our VenaCure products for the treatment of varicose veins infringe on a patent held by Diomed for a laser system that competes with our VenaCure products. Diomed’s complaint seeks injunctive relief and compensatory and treble damages. For fiscal 2005, sales of our VenaCure products accounted for approximately 13% of our total sales. If Diomed is successful in this action, our results of operations could suffer.

We are dependent on single and limited source suppliers, which puts us at risk for supplier business interruptions.

We currently purchase significant amounts of several key products and product components from single and limited source suppliers. For fiscal 2005, approximately 43% of our revenues were derived from sales of products manufactured for us by third parties. In addition, approximately 47% of our sales growth over our past two fiscal years was attributable to products that we licensed or obtained from third parties. Our principal single source supplier, Medcomp, supplies us with substantially all of our hemodialysis catheters, which accounted for about 26% of our revenues in fiscal 2005. Medcomp also competes with us by selling a hemodialysis catheter for which it has not granted us exclusive rights and other catheters that we do not license from them. Additionally, we purchase the laser and laser fibers for our VenaCure products from biolitec, which also competes with us. Any delays in delivery of or shortages in those products and components could interrupt and delay manufacturing of our products and result in the cancellation of orders for our products. Any or all of these suppliers could discontinue the manufacture or supply of these products and components at any time. We may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in production delays and increased costs and may limit our ability to deliver products to our customers. Furthermore, if we are unable to identify alternative sources of supply, we would have to modify our products to use substitute components, which may cause delays in shipments, increased design and manufacturing costs and increased prices for our products.

If we do not maintain our relationships with interventional physicians, our growth will be limited and our business could be harmed.

Physicians typically influence the medical device purchasing decisions of the hospitals and other healthcare institutions in which they practice. Consequently, our relationships with interventional physicians are critical to our continued growth. We believe that these relationships are based on the quality of our products, our physician-driven product development efforts, our marketing efforts and our presence at medical society meetings. Any actual or perceived diminution in the quality of our products, or our failure or inability to maintain these other efforts, could damage our current relationships, or prevent us from forming new relationships, with interventional physicians and cause our growth to be limited and our business to be harmed.

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

•	if we overestimate our requirements we may be obligated to purchase more inventory than we need;

•	if we underestimate our requirements, we may have an inadequate product or product component inventory, which could interrupt manufacturing of our products and cause delays in shipments and revenues; and

•	we may experience shortages of raw materials and product components from our vendors from time to time, which could delay the manufacturing and shipping of our products.

If we do not develop or maintain successful relationships with non-U.S. distributors, our growth may be limited, sales of our products may decrease and our results of operations may suffer.

For fiscal 2005, we generated approximately 4% of our revenues from sales outside of the United States. All of our non-U.S. sales in recent periods were attributable to third-party distributors, and our success in expanding non-U.S. sales in the future will depend on our ability to develop and manage a network of non-U.S. distributors and on the performance of our distributors. Because we generally do not have long-term contracts with our distributors, our distribution relationships may be terminated on little or no notice. In addition, some of our distributors are not required to purchase any minimum amount of products from us, may sell products that compete with ours or devote more efforts to selling other products, and may stop selling our products at any time. If we lose any significant non-U.S. distributors, or if any of our distributors devote more effort to selling other products than to ours, our non-U.S. sales and results of operations may suffer and our growth may be limited. Additionally, because our products generally compete more on the basis of performance than price, they may not be as attractive to third-party distributors as lower priced products. Consequently, our success in expanding non-U.S. sales may be limited if our distributors lack, or are unable to develop, relationships with important target customers in non-U.S. markets.

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

Our business depends upon our ability to attract and retain highly qualified personnel, including managerial, sales and technical personnel. We are particularly dependant upon the efforts of Eamonn P. Hobbs, our president and chief executive officer, a bio-medical engineer with over 24 years of experience in the interventional radiology, interventional cardiology and gastroenterology medical device industries. Mr. Hobbs is also the only business executive from the medical device industry to ever serve on the strategic planning committee of the Society of Interventional Radiology. We compete for key personnel with other companies, healthcare institutions, academic institutions, government entities and other organizations. We do not maintain key person life insurance on any of our executive officers, and we do not have employment agreements with our executive officers. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel or hire or retain other qualified personnel in the future.

Undetected defects may increase our costs and impair the market acceptance of our products.

Our products have occasionally contained, and may in the future contain, undetected defects. When these problems occur, we must divert the attention of our engineering personnel to address them. We cannot assure you that we will not incur warranty or repair costs, be subject to liability claims for damages related to product defects, or experience manufacturing, shipping or other delays or interruptions as a result of these defects in the future. Our insurance policies may not provide sufficient protection should a claim be asserted. In addition, the occurrence of defects may result in significant customer relations problems and injury to our reputation and may impair market acceptance of our products.

If a product liability claim is brought against us or our product liability insurance coverage is inadequate, our business could be harmed.

The design, manufacture and marketing of medical devices of the type we produce entail an inherent risk of product liability. Our products are used by physicians to treat seriously ill patients. Those patients may bring claims in a number of circumstances and for a number of reasons, including if our products were misused, if they produced unsatisfactory results or if the instructions for use and operating manuals for our products were found to be inadequate. Claims could also be brought by our customers. We currently are subject to an action claiming that we supplied a defective catheter that contributed to the death of a hemodialysis patient; and a similar action against us was recently settled by our supplier. We carry a product liability policy with limits of $10 million per occurrence and in the aggregate per year with a $250,000 deductible per incident and an aggregate deductible limit of $500,000 per year. We believe, based on claims made against us in the past, that our existing product liability insurance coverage is reasonably adequate to protect us from any liabilities we might incur. We cannot assure you that this coverage will be sufficient to satisfy any claim made against us. In addition, we may not be able to maintain adequate coverage at a reasonable cost and on reasonable terms, if at all. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. Additionally, if any such product liability claim or series of claims is brought against us for uninsured liabilities or is in excess of our insurance coverage, our business could be harmed. Further, such claims may require us to recall some of our products, which could result in significant costs to us and could divert management’s attention from our business.

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

Our products are medical devices that are subject to extensive regulation in the United States and in the foreign countries in which they are sold. Unless an exemption applies, each medical device that we wish to market in the United States must receive either 510(k) clearance or premarket approval from the FDA before the product can be sold. Either process can be lengthy and expensive. The FDA’s 510(k) clearance procedure, also known as “premarket notification,” is the process we have used for our current products. This process usually takes from four to 12 months from the date the application is submitted to, and filed with, the FDA, but may take significantly longer. Although we have obtained 510(k) clearances for our current products, our clearances may be revoked by the FDA if safety or effectiveness problems develop with the devices. The premarket approval process is much more costly, lengthy and uncertain. It generally takes from one to three years from the date the application is submitted to, and filed with, the FDA, and may take even longer. Achieving premarket approval typically requires clinical trials and may require the filing of numerous amendments over time. Regulatory regimes in other countries similarly require approval or clearance prior to our marketing or selling products in those countries. We rely on our distributors to obtain regulatory clearances or approvals of our products outside of the United States. If we are unable to obtain additional clearances or approvals needed to market existing or new products in the United States or elsewhere, or obtain these clearances or approvals in a timely fashion, our revenues and profitability may decline.

Modifications to our current products may require new marketing clearances or approvals or require us to cease marketing or recall the modified products until such clearances or approvals are obtained.

Any modification to an FDA-cleared medical device that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, requires a new and complete FDA 510(k) clearance or, possibly, premarket approval. The FDA requires every manufacturer to make its own determination as to whether a modification requires a new 510(k) clearance or premarket approval, but the FDA may review and disagree with any decision reached by the manufacturer. We have modified aspects of some of our devices since receiving regulatory clearance. We believed that some of these modifications did not require new 510(k) clearance or premarket approval and, therefore, we did not seek new 510(k) clearances or premarket approvals. In the future, we may make additional modifications to our products after they have received FDA clearance or approval and, in appropriate circumstances, determine that new clearance or approval is unnecessary. Regulations in other countries in which we market or sell, or propose to market or sell, our products may also require that we make judgments about changes to our products and whether or not those changes are such that regulatory approval or clearance should be obtained. In the United States and elsewhere, regulatory authorities may disagree with our past or future decisions not to seek new clearance or approval and may require us to obtain clearance or approval for modifications to our products. If that were to occur for a previously cleared or approved product, we may be required to cease marketing or recall the modified device until we obtain the necessary clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties. If any of the foregoing were to occur, our business could suffer.

If we or our suppliers fail to comply with the FDA’s Quality System Regulation and other applicable post-market requirements, our manufacturing operations could be disrupted, our product sales and profitability could suffer and we may be subject to a wide variety of FDA enforcement actions.

After a device is placed on the market, numerous regulatory requirements apply. We are subject to inspection and marketing surveillance by the FDA to determine our compliance with all regulatory requirements. If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions.

Our manufacturing processes and those of our suppliers must comply with the FDA’s Quality System Regulations, which governs the methods used in, and the facilities and controls used for, the design, testing, manufacture, control, quality assurance, installation, servicing, labeling, packaging, storage and shipping of medical products. The FDA enforces the Quality System Regulations through unannounced inspections. If we or one of our suppliers fails a Quality System Regulations inspection, or if a corrective action plan adopted by us or one of our suppliers is not sufficient, the FDA may bring an enforcement action, and our operations could be disrupted and our manufacturing delayed. We are also subject to the FDA’s general prohibition against promoting our products for unapproved or “off-label” uses and adverse event reporting requirements.

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

We may require additional capital to expand our business. If cash generated internally is insufficient to fund capital requirements, we will require additional debt or equity financing. In addition, we will require financing for any significant acquisitions we may seek to make. Needed financing may not be available or, if available, may not be available on terms satisfactory to us and may result in significant stockholder dilution. We are subject to significant restrictions on our ability to issue equity securities or convertible debt to ensure that the distribution by E-Z-EM of our stock will be tax-free to E-Z-EM and its stockholders. In addition, covenants in our industrial bond financing and bank line of credit may also restrict our ability to obtain additional debt financing. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets, restructuring our operations or refinancing our indebtedness.

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

For the distribution of our stock by E-Z-EM to qualify as tax-free to E-Z-EM and its stockholders, there must not be a change in ownership of 50% or greater in either the voting power or value of either our stock or E-Z-EM’s stock that is considered to be part of a plan or series of transactions related to the distribution.

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

For the reason described above, our ability to use our stock for acquisitions and other similar strategic transactions, to raise capital, or for compensation for employees and others, will be restricted. Many of our competitors use their equity to complete acquisitions, to expand their product offerings and speed the development of new technology and to attract and retain employees and other key personnel, giving them a potentially significant competitive advantage over us.

Our obligation to indemnify E-Z-EM if we cause the distribution to not be tax-free could discourage or divert a third party from acquiring us and could result in substantial liability.

Our master separation and distribution agreement with E-Z-EM provides that we will indemnify E-Z-EM if the distribution by E-Z-EM of its AngioDynamics shares does not qualify as a tax-free distribution due to actions we take or that otherwise relate to AngioDynamics, including any change of ownership of AngioDynamics. The process for determining whether a change of ownership has occurred under the tax rules is complex. If we do not carefully monitor our compliance with these rules, we might inadvertently cause or permit a change of ownership to occur, triggering our obligation to indemnify E-Z-EM. Our obligation to indemnify E-Z-EM if a change of ownership causes the distribution not to be tax-free could discourage or prevent a third party from making a proposal to acquire us. In addition, our financial obligations under this indemnity obligation could be substantial.

Members of two families may have significant influence over our affairs due to their ownership of a significant amount of our stock.

Members of the Stern and Meyers families and their affiliates own in the aggregate approximately 21% of our outstanding common stock and are able to significantly influence, if not exercise control over, our important corporate and business matters. Additionally, this control may delay, deter or prevent a third-party from acquiring or merging with us. As a result, this control may not be in the best interests of our other stockholders and may, in turn, reduce the market price of our common stock.

Some of our directors may have conflicts of interest because they are also directors of E-Z-EM, and some of our directors and executive officers own E-Z-EM stock or options to purchase E-Z-EM stock.

Three of our directors, Messrs. Echenberg, Meyers and Stern, are also be directors of E-Z-EM. These directors have obligations to both companies and may have conflicts of interest with respect to matters involving or affecting us, including, for example, acquisitions and other corporate opportunities that may be suitable for both us and E-Z-EM. A number of our directors and executive officers own E-Z-EM stock or options to purchase E-Z-EM stock they acquired as directors or employees of E-Z-EM. These ownership interests could create, or appear to create, potential conflicts of interest when these directors and executive officers are faced with decisions that could have different implications for our company and E-Z-EM.

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

We and E-Z-EM have entered into several agreements governing our separation from E-Z-EM and our future relationship. The terms and provisions of these agreements may be less favorable to us than terms and provisions we could have obtained in arm’s-length negotiations with unaffiliated third parties. Under these agreements with E-Z-EM, we have agreed to take actions, observe commitments and accept terms and conditions that are or may be advantageous to E-Z-EM but are or may be disadvantageous to us. The terms of these agreements include obligations and restrictive provisions, including, but not limited to:

•	an agreement to indemnify E-Z-EM, its affiliates, and each of their respective directors, officers, employees, agents and representatives from all liabilities that arise from our breach of, or performance under, the agreements we have entered into with E-Z-EM in connection with the separation and for any of our liabilities;

•	an agreement to indemnify E-Z-EM for certain tax liabilities and for any action or inaction by us that causes the distribution by E-Z-EM of our stock to its stockholders to be taxable to E-Z-EM or its stockholders;

•	an agreement to not change our significant accounting principles for periods in which our financial results are included in E-Z-EM’s consolidated financial statements, unless we are required to do so to comply, in all material respects, with generally accepted accounting principles and SEC requirements; and

•	an agreement not to compete with E-Z-EM’s current business activities for a period of two years.

We face risks associated with being a member of E-Z-EM’s consolidated group for Federal income tax purposes.

Until October 30, 2004, we were included in E-Z-EM’s consolidated group for Federal income tax purposes. Under a tax allocation and indemnification agreement we have entered into with E-Z-EM, we will pay E-Z-EM the amount of Federal income taxes that we would be required to pay if we were a separate taxpayer not included in E-Z-EM’s consolidated return. In addition, under the tax allocation agreement, E-Z-EM will effectively control substantially all of our tax decisions and will have sole authority to respond to and conduct all tax proceedings, including tax audits relating to E-Z-EM’s consolidated income tax returns in which we are included. Moreover, notwithstanding the tax allocation and indemnification agreement, Federal law provides that each member of a consolidated group is liable for the group’s entire tax obligation. Thus, to the extent E-Z-EM or other members of the group fail to make any Federal income tax payments required of them by law, we could be liable for the shortfall.

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

Provisions in our amended and restated certificate of incorporation and bylaws, our stockholder rights plan and under Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our amended and restated certificate of incorporation and bylaws contain the following provisions, among others, that may inhibit an acquisition of our company by a third party:

•	a classified board of directors;

•	advance notification procedures for matters to be brought before stockholder meetings;

•	a limitation on who may call stockholder meetings;

•	a prohibition on stockholder action by written consent; and

•	the ability of our board of directors to issue up to 5,000,000 shares of preferred stock without a stockholder vote.

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

In addition, our master separation and distribution agreement with E-Z-EM provides that we will indemnify E-Z-EM for any taxes due if the distribution fails to qualify as tax-free because of our actions or inactions. An acquisition of us by a third party could have such an effect. As a result, these tax considerations may delay or prevent a third party from acquiring us in a transaction that our stockholders may otherwise considered favorable or reduce the amount they receive as part of the transaction.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in interest rates on investments and financing that could impact our results of operations and financial position. Although we have entered into an interest rate swap with a bank to limit our exposure to interest rate change market risk on our variable interest rate financing, we do not currently engage in any other hedging or market risk management tools.

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of May 28, 2005, we were exposed to interest rate change market risk with respect to our investments in callable U.S. Government corporation and agency obligations in the amount of $993,000. The bonds bear interest at a floating rate established weekly. For fiscal 2005, the after-tax interest rate on the bonds approximated 1.6%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $10,000 on an annual basis.

At May 28, 2005, we maintained variable interest rate financing of $3.1 million in connection with our facility expansion. We have limited our exposure to interest rate risk by entering into an interest rate swap agreement with a bank under which we agreed to pay the bank a fixed annual interest rate of 4.45% and the bank assumed our variable interest payment obligations under the financing.

As of November 22, 2004, we renewed a $3.0 million working capital line of credit with a bank. Advances under this line of credit will bear interest at the Bank’s prime rate plus 50 basis points. We are thus exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under the facility.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company (including its consolidated subsidiaries) in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fourth quarter ended May 28, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III

Certain information required by Part III is omitted from this annual report on Form 10-K because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its Annual meeting of Stockholders, currently scheduled for October 11, 2005. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the Company’s executive officers and directors.

Name	Age	Position
Eamonn P. Hobbs	47	President, Chief Executive Officer and Director
Joseph G. Gerardi	43	Vice President, Chief Financial Officer and Treasurer
Harold C. Mapes	45	Vice President, Operations
Robert M. Rossell	49	Vice President, Marketing
William M. Appling	42	Vice President, Research
Brian S. Kunst	45	Vice President, Regulatory Affairs/Quality Assurance
Paul J. Shea	52	Vice President, Sales
Daniek K. Recinella	46	Vice President, Product Development
Paul S. Echenberg	61	Chairman of the Board of Directors, Director
Howard S. Stern	74	Director
Jeffrey Gold (1)(3)	57	Director
David P. Meyers	41	Director
Howard S. Donnelly (1)(2)	44	Director
Dennis S. Meteny (1)(2)	52	Director
Robert E. Flaherty (2)(3)	59	Director
Gegory D. Casciaro (3)	48	Director

(1)	Member of Governance/Nominating Committee
(2)	Member of Audit Committee
(3)	Member of Compensation Committee

Eamonn P. Hobbs is one of our co-founders. He has been our President and Chief Executive Officer since June 1996 and a director since our inception. From 1991 until September 2002, Mr. Hobbs was a Vice President, and from October 2002 to May 2004 was a Senior Vice-President, of E-Z-EM, with operational responsibility for our company. He was first employed by E-Z-EM from 1985 to 1986 and was continuously employed by E-Z-EM from 1988 to May 2004. From 1986 to 1988, Mr. Hobbs was Director of Marketing for the North American Instrument Corporation (NAMIC), a medical device company later acquired by Boston Scientific. Mr. Hobbs started his career at Cook, Incorporated, a leading manufacturer of interventional radiology, interventional cardiology and gastroenterology medical devices. Mr. Hobbs has over 24 years experience in the interventional radiology, interventional cardiology and gastroenterology medical device industries. He is a bio-medical engineer, having completed a Bachelor of Sciences in Plastics Engineering with a Biomaterials emphasis at University of Lowell in 1980.

Joseph G. Gerardi became our Vice President, Chief Financial Officer in March 2004. He was our Vice President, Controller from 1996 to March 2004 and, from 1992 to 1996, was our Plant Controller. From 1987 to 1992, Mr. Gerardi was the Controller of Mallinckrodt Medical, Inc.’s anesthesiology plant. Before joining Mallinckrodt Medical, Mr. Gerardi was employed by Factron/Schlumberger for over five years as Manager of Consolidations and as a cost accountant.

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

Robert M. Rossell has served as our Vice President, Marketing, since 1996, and from 1990 to 1996 was a Product Manager and then our Director of Marketing. Before joining us, Mr. Rossell was Marketing Manager at NAMIC from 1986 to 1990, and held sales positions with various leading healthcare companies, including American Hospital Supply Corporation., from 1981 to 1985, and Johnson & Johnson, Inc., from 1977 to 1981.

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

Daniel K. Recinella has served as our Vice President, Product Development, since June 2004 and, from 2001 to June 2004, was our Director of Product Development. Since joining us in 1991, Mr. Recinella has been a Project Manager and Senior Project Engineer for our product development group, and Director of Thrombolytic/Thrombectomy Products for our marketing group. In 1989, Mr. Recinella was a Senior Project Engineer for VASER, Inc., a medical devices company. From 1985 to 1989, he was a Project Engineer and Product Development Engineer with BSC/Mansfield Scientific, a medical devices company. From 1983 to 1985, Mr. Recinella was a Product Development Engineer with Sarns/3M, a medical capital and devices company. Mr. Recinella holds a Bachelor of Science in Mechanical Engineering from the University of Michigan.

Paul S. Echenberg has been a director since 1996 and Chairman of our board of directors since February 2004. He has been a director of E-Z-EM, Inc., our former parent company, since 1987, Chairman of the Board of E-Z-EM since January 2005, and Chairman of the Board of E-Z-EM Canada, an E-Z-EM subsidiary, since 1994. He has been the President, Chief Executive Officer and a director of Schroders & Associates Canada Inc., an investment buy-out advisory services company, and a director of Schroders Ventures Ltd., an investment firm, since 1996. He is also a founder and has been a general partner and director of Eckvest Equity Inc., a personal investment and consulting services company since 1989. From 1970 to 1989, he was President and Chief Executive Officer of Twinpak Inc. and Executive Vice President of CB Pak Inc., both packaging companies. He also co-founded BDE & Partners, a provider of investment banking and strategic advisory services, in 1991. He is a director of Lallemand Inc., Benvest Newlook Income Trust, ITI Medical, Flexia Corp., Fib-Pak Industries Inc., Med-Eng Systems Inc., MacroChem Corp., MatraPack Industries Inc. and A.P. Plasman Corp.

Howard S. Stern has served as a director since our inception and as Chairman of our board of directors from our inception until February 2004. He is a co-founder of E-Z-EM and has been a director of E-Z-EM since its organization in 1962 and was E-Z-EM’s Chairman from 1962 through the end of 2004, when he was appointed Chairman Emeritus. Mr. Stern also served as President and Chief Executive Officer of E-Z-EM from 1997 to 2000. From 1962 to 1994, Mr. Stern served as E-Z-EM’s Chief Executive Officer and from 1962 until 1990 he served as E-Z-EM’s President. Mr. Stern is also a director of ITI Medical, in which E-Z-EM has an investment. Mr. Stern holds a Bachelor of Science in Business and Engineering Administration and a Master of Science in Chemical Engineering, both from the Massachusetts Institute of Technology.

Jeffrey Gold has served as a director since 1997. Mr. Gold has been a consultant to Boston Scientific Corporation since its acquisition of CryoVascular Systems Inc. in April 2005. Mr. Gold was President and CEO of CryoVascular Systems, a peripheral vascular disease device company, from 2001 until its acquisition by Boston Scientific. From 1997 to 2001, he was Executive Vice President and Chief Operating Officer of Cardio Thoracic Systems, Inc., a company engaged in the development and introduction of devices for beating-heart coronary bypass surgery. Before that, he spent 18 years with Cordis Corporation in a variety of senior management roles including Vice President of Manufacturing and Vice President of Research and Development, and was a co-founder and President of Cordis Endovascular Systems, a Cordis subsidiary engaged in the interventional neuroradiology business. At Cordis, Mr. Gold also had responsibility for its peripheral vascular business. He serves on the board of directors of several start-up medical device companies and is a Special Network Advisor to Sapient Capital Management. Mr. Gold holds a B.S. in Industrial Engineering from Northeastern University and an MBA from the University of Florida.

David P. Meyers has served as a director, and as a director of E–Z–EM, since 1996. He is a founder of Alpha Cord, Inc., which provides cryopreservation of umbilical cord blood, and has served as its President since 2002. Previously, he founded MedTest Express, Inc., a provider of contracted laboratory services for home health agencies, and served as its President, Chief Executive Officer and a director from 1994 to September 2002.

Howard W. Donnelly joined our board of directors in March 2004. Mr. Donnelly is currently a principal in three privately-held start-up medical device companies that are targeting the hemodialysis, regional anesthetic and general anesthesia markets, respectively. Mr. Donnelly is also a principal of Concert Medical, a privately held contract manufacturer for the medical device industry. From 1999 to 2002, he was President of Level 1, Inc., a medical device manufacturer and a subsidiary of Smiths Group. From 1990 to 1999, Mr. Donnelly was employed at Pfizer, Inc., with his last position being Vice President, Business Planning and Development, for Pfizer’s Medical Technology Group from 1997 to 1999. Mr. Donnelly is currently a director of Vital Signs, Inc., a medical device manufacturer for the anesthesia, critical care and sleep disorder markets.

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

Gregory D. Casciaro joined our board of directors in April 2004. Since September 2004, Mr. Casciaro has been President, Chief Executive Officer and a director of XTENT, Inc, a developer of stent systems for delivering multiple drug eluting stents of customizable length with a single catheter. From 2000 to 2004, he was President, Chief Executive Officer and a director of Orquest, Inc., a developer and manufacturer of devices used for orthopedic procedures that was acquired by Johnson & Johnson. From 1995 to 2000, he was employed by General Surgical Innovations, Inc., a videoscopic surgical equipments manufacturer that was acquired by United

States Surgical, a division of Tyco Healthcare Group LP, in 1999. Mr. Casciaro’s last position with General Surgical Innovations was as a director and its President and Chief Executive Officer from 1998 to 2000. Mr. Casciaro was employed by the Devices for Vascular Innovations division of Guidant Corporation from 1991 to 1995, having last served as the Vice President of Sales from 1994 to 1995. Prior to joining Guidant, he was employed by NAMIC, from 1983 to 1991, with his last position being Area Sales Manager. Mr. Casciaro began his career with Procter and Gamble Company in 1978. He is currently a director of Apneon, Inc. and Kerberos Proximal Solutions.

Robert E. Flaherty joined our board of directors in April 2004. Since 1992, Mr. Flaherty has served as Chairman, President and Chief Executive Officer of Athena Diagnostics, Inc., a commercial laboratory specializing in developing diagnostic testing services focused on neurological disorders. From 1992 to 1995, Mr. Flaherty served as President and Chief Executive Officer of Genica Pharmaceuticals, which was acquired by Athena Neurosciences, Inc., and renamed Athena Diagnostics in 1995. Athena Neurosciences subsequently was acquired by Elan Corporation plc in 1996. In 2002 Athena Diagnostics, Inc., became a privately held company following a leveraged buy-out. From 1976 to 1992, Mr. Flaherty was employed by Becton, Dickinson & Company, a medical technology company, with his last position from 1984 to 1992 being President of that company’s largest operating unit, the Becton Dickinson Division. Before that, he was employed by C.R. Bard, Inc. in various sales and marketing positions in its surgical and cardiovascular units in the United States and abroad. Mr. Flaherty began his career with Procter and Gamble Company in 1968 in manufacturing management. He holds a Bachelor of Science with honors in Industrial Engineering from Lehigh University and a Master in Business Administration from the Harvard Business School. Mr. Flaherty is currently a director of Repromedix, Inc.

Board of Directors

Our amended and restated bylaws provide for a board of directors consisting of up to 15 members. The size of the board is currently set at nine. Our directors are divided into three classes serving staggered three year terms. At each annual meeting of our stockholders, directors will be elected to succeed the class of directors whose terms have expired. For our current directors, Class I directors’ terms will expire at the 2007 annual stockholders’ meeting, Class II directors’ terms will expire at our 2005 annual stockholders’ meeting and Class III directors’ terms will expire at our 2006 annual stockholders’ meeting. Messrs. Gold, Echenberg and Meteny are our current Class I directors; Messrs. Casciaro, Donnelly and Flaherty are our current Class II directors; and Messrs. Hobbs, Stern and Meyers are our current Class III directors. Our classified board could have the effect of increasing the length of time necessary to change the composition of a majority of our board of directors. Generally, at least two annual meetings of stockholders will be necessary for stockholders to effect a change in the majority of the members of our board of directors.

Audit Committee Financial Expert

The information required by this caption is incorporated by reference to our Proxy Statement under the heading “Corporate Governance, Board Independence and Committees of the Board—Audit Committee and Audit Committee Financial Expert.”

Identification of the Audit Committee

The information required by this caption is incorporated by reference to our Proxy Statement under the heading “ Corporate Governance, Board Independence and Committees of the Board—Audit Committee and Audit Committee Financial Expert.”

Material Changes to Procedures for Shareholder Recommendations of Nominees to the Board of Directors

The information required by this caption is incorporated by reference to our Proxy Statement under the heading “Corporate Governance, Board Independence and Committees of the Board—Nominating and Corporate Governance Committee.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such forms received by us, or on written representations from certain reporting persons that no reports were required for such persons, we believe that, during the fiscal year ended May 28, 2005, all of our executive officers, directors and 10% stockholders complied with all Section 16 filing requirements, except as follows:

(1)	William M. Appling, Paul S. Echenberg, Joseph G. Gerardi, Jeffrey Gold, Eamonn P. Hobbs, Brian S. Kunst, Harold C. Mapes, David P. Meyers, Robert M. Rossell, Paul J. Shea, and Howard S. Stern each filed a Form 4 on August 4, 2004 that was required to be filed on or before July 22, 2004, reporting the acquisition of common stock options.

(2)	David P. Meyers filed a Form 4 on November 3, 2004 that was required to be filed on or before October 14, 2004, reporting the sale of stock.

(3)	Paul S. Echenberg filed a Form 4 on November 3, 2004 that was two business days late, reporting the sale of stock.

(4)	Howard S. Stern filed a Form 4 on November 3, 2004 that was required to be filed by October 17, 2004, reporting the sale of stock.

(5)	William M. Appling, Joseph G. Gerardi, Eamonn P. Hobbs, Brian S. Kunst, Harold C. Mapes, Daniel K. Recinella, Robert M. Rossell, and Paul J. Shea each filed a Form 4 on June 14, 2005 that was required to be filed on or before May 13, 2005, reporting the acquisition of restricted common stock units.

Code of Ethics

The information required by this caption is incorporated by reference to our Proxy Statement under the heading “Corporate Governance, Board Independence and Committees of the Board—Code of Ethics.”

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation for services, in all capacities for fiscal years 2005, 2004, and 2003, of (i) those persons who were, during fiscal 2005, our Chief Executive Officer (“CEO”) (Eamonn P. Hobbs), and (ii) those persons who were, at the end of fiscal 2005, our four most highly compensated executive officers other than our CEO (collectively, with the CEO, the “Named Executive Officers”):

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion (1) ($)	Restricted Stock Awards ($)	Awards	Payouts	All Other Compensa- tion (3) ($)
						Securities Underlying Awards # (2)(4)	LTIP Payouts ($)
Eamonn P. Hobbs President, Chief Executive Officer	2005 2004 2003	$267,000 254,400 240,000	$140,175 126,882 96,600	None None None	$310,530 None None	16,500 None None	None None None	$10,834 10,572 8,470

Robert M. Rossell Vice President	2005 2004 2003	$163,488 156,000 150,000	$73,570 65,286 63,777	None None None	$150,560 None None	8,000 None None	None None None	$10,285 11,128 8,384

Paul J. Shea Vice President	2005 2004 2003	$167,988 156,000 150,000	$74,083 65,286 63,777	None None None	$150,560 None None	8,000 None None	None None None	$9,989 11,119 8,384

William M. Appling Vice President	2005 2004 2003	$155,628 148,500 135,000	$69,612 63,484 57,949	None None None	$150,560 None None	8,000 None None	None None None	$10,174 10,518 8,508

Brian S. Kunst Vice President	2005 2004 2003	$157,500 143,000 130,000	$70,875 59,845 55,640	None None None	$150,560 None None	8,000 None None	None None None	$9,864 10,029 8,567

(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers for 2005, 2004 and 2003 did not exceed the lesser of 10% of such officer’s total annual salary and bonus for fiscal 2005, 2004, or 2003 or $50,000; such amounts are, therefore, not reflected in the table.
(2)	Awards settle in our common stock. All awards were unvested at May 28, 2005.
(3)	For each of the Named Executive Officers, the amounts reported include amounts we contributed under our Profit Sharing Plan and, as matching contributions, under the companion 401(k) Plan. For fiscal 2005, 2004, and 2003, such amounts contributed were: $10,542, $9,764, and $7,787, respectively, for Mr. Hobbs; $10,043, $10,698, and $7,970, respectively, for Mr. Rossell; $9,658, $10,689, and $7,970, respectively, for Mr. Shea; $10,043, $10,109, and $8,136, respectively, for Mr. Appling; and $9,672, $9,635, and $8,209, respectively, for Mr. Kunst.

For each of the Named Executive Officers, the amounts reported include term life insurance premiums we paid. For 2005, 2004, and 2003, such amounts contributed were: $292, $808, and $683, respectively, for Mr. Hobbs; $242, $430, and $414, respectively, for Mr. Rossell; $331, $430, and $414, respectively, for Mr. Shea; $131, $409, and $372, respectively, for Mr. Appling; and $192, $394, and $358, respectively, for Mr. Kunst.

(4)

Of the total awards, 50% are restricted stock units, which vest in full upon the recipient’s continued employment through the end of fiscal year 2009, on or about May 30, 2009. The remaining 50% of the awards are performance share awards. Under the performance share award agreements, 25% of the total performance shares awarded may be earned for each of four consecutive fiscal years of AngioDynamics, commencing with its 2006 fiscal year. Each year, one-half of the shares available to be earned that year will be earned upon achievement by AngioDynamics of specified earnings per share (“EPS”) goals and the other half of the shares will be earned upon the achievement of specified revenue goals. Shares not earned in a fiscal year may be earned in the following fiscal year if the EPS or revenue goals in such following year are exceeded by an amount at least equal to the shortfall for the applicable goal for the preceding year. The EPS and revenue goals are the same for all of the performance share awards granted in fiscal 2005. The performance share awards are subject to additional conditions, including the recipient’s continued employment with AngioDynamics and the recipient’s not competing with its business or otherwise engaging in other activities detrimental to its business.

Option/SAR Grants in Last Fiscal Year

The following table sets forth certain information concerning all grants of stock options during fiscal 2005 to our Named Executive Officers:

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Grant Date Present Value (1)
Eamonn P. Hobbs	35,500	13.0%	$13.18	7/20/2014	$262,114
Robert M. Rossell	10,200	3.7%	$13.18	7/20/2014	$75,312
Paul J. Shea	10,200	3.7%	$13.18	7/20/2014	$75,312
William M. Appling	10,200	3.7%	$13.18	7/20/2014	$75,312
Brian S. Kunst	8,000	2.9%	$13.18	7/20/2014	$59,068

(1)	Calculated using the Black-Scholes valuation model with the following assumptions: expected volatility (58.58%), risk-free rate of return (3.985%), dividend yield (0%), and expected time of exercise (5.5 years)

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth certain information concerning all exercises of stock options during 2005 by our Named Executive Officers and the fiscal year-end value of unexercised stock options held by such officers on an aggregated basis:

			Number of Securities Underlying Unexercised Options at May 28, 2005 (#)	Value of Unexercised In-the-Money Options at May 28, 2005 ($)(1)
Name	Shares Acquired on Exercise (#)	Value Related ($)	Exercisable/ Unexercisable (2)	Exercisable/ Unexercisable (2)
Eamonn P. Hobbs	100,000	$1,422,220	325,292/36,754	$5,218,399/$276,072
Robert M. Rossell	52,273	$798,401	None/10,200	None/$73,542
Paul J. Shea	25,273	$420,172	27,000/10,200	$433,139/$73,542
William M. Appling	13,273	$215,616	39,000/10,200	$625,646/$73,542
Brian S. Kunst	52,273	$876,188	None/8,000	None/$57,680

(1)	Options are “in-the-money” if, on May 28, 2005, the market price of our common stock exceeded the exercise price of such options. On May 28, 2005, the closing price of our common stock was $20.39. The value of such options is calculated by determining the difference between the aggregate market price of the stock covered by the options on May 28, 2005 and the aggregate exercise price of such options.
(2)	Options are exercisable into common stock of AngioDynamics.

Compensation of Directors

Directors who are not our employees receive a monthly retainer of $2,000, in addition to $1,500 for each board meeting attended in person and for each telephonic meeting of the board in which they participate. The Chairman of the Board and the Audit Committee Chairman receive an additional monthly retainer of $2,000 and $1,000, respectively. Committee chairmen receive $1,500, and committee members $750, for each committee meeting in which they participate. Directors who are not our employees also receive an annual grant of an option to purchase 6,000 shares of our common stock for each year of service on our board of directors. New directors receive options for 25,000 shares of our common stock upon joining our board. Directors who are our employees receive no additional compensation for their services as directors.

We entered into an agreement, effective as of January 2004, with Donald A. Meyer, who resigned as a director as of March 1, 2004, under which Mr. Meyer agreed to serve as the trustee of our 401(k) savings plan and to provide other consulting services at our request. The agreement is for a term of 36 months, but will terminate sooner upon a change of control of AngioDynamics, Mr. Meyer’s death or a material breach of the agreement that is not cured within 30 days. Mr. Meyer is receiving 36 equal monthly payments of $3,500 and reimbursement for reasonable business expenses incurred in providing services under the agreement. The fees paid in fiscal 2005 were $42,000. Further, under the agreement, the expiration dates of Mr. Meyer’s options were extended to the earlier of (i) December 31, 2006 or (ii) the tenth anniversary of the original grant date of each option. In connection with the extension of the expiration dates of Mr. Meyer’s options, the fair value of Mr. Meyer’s options to acquire 42,263 shares of our common stock has been recorded as a non-cash dividend to E-Z-EM in the amount of $468,000, with the corresponding credit to “Additional Paid-in Capital” on the effective date.

Effective as of January 1, 2002, E-Z-EM entered into an agreement with Howard S. Stern, then Chairman of E-Z-EM’s board and one of our directors, under which Mr. Stern agreed to provide certain services to E-Z-EM and us until December 31, 2004. These services include serving as chairman of both E-Z-EM’s and our board of directors, consulting with management of both companies on corporate governance, investor relations and other matters and generally providing guidance and assistance on industry-related matters. Under the agreement, Mr. Stern was nominated for, and subsequently elected to, a three-year term as a director of E-Z-EM, and served as the chairman of E-Z-EM’s board until the agreement term expired on December 31, 2004. In January, 2005, Mr. Stern resigned as chairman of our board but he remains a director. So long as Mr. Stern remained chairman of E-Z-EM, he was entitled to receive twice the regular fees and other compensation (including cash, stock and options) paid to other directors for service on E-Z-EM’s board, but not compensation paid to our other directors for service on our board. However, because Mr. Stern’s agreement terminated at the end of 2004, he received the annual grant of stock options we made to all of our directors in July 2004. As compensation for his services under the agreement, Mr. Stern received 36 equal monthly payments of $20,833. Mr. Stern also received other benefits, including medical and dental insurance for himself and his wife and use of a company automobile, and, so long as he remained E-Z-EM’s chairman, up to $80,000 annually for reimbursement of reasonable business expenses. Prior to our IPO, we reimbursed E-Z-EM for 35% of Mr. Stern’s compensation and expenses paid under the agreement. Under our master separation and distribution agreement with E-Z-EM, we assumed 35% of E-Z-EM’s payment obligations to Mr. Stern under the agreement, which totaled $7,300 in fees and $2,300 for expenses on a monthly basis for the remainder of the term of the agreement. Following termination of Mr. Stern’s agreement on December 31, 2004, he began to receive the same cash and other compensation we pay to our other non-employee directors.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We do not have any employment, termination of employment, or change-of-control agreements with any of our executive officers.

Report on Repricing of Options/SARs

In fiscal 2005, we did not adjust or amend the exercise price of any stock options or SARs previously awarded to any of our Named Executive Officers.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The following directors serve on our Compensation Committee: Messrs. Flaherty, Casciaro and Gold. None of these persons was an officer or employee of AngioDynamics or any of its subsidiaries during fiscal 2005, nor were any of them formerly an officer or employee of AngioDynamics or any of its subsidiaries. None of such directors had any relationship requiring disclosure by us under Item 404 of Regulation S-K.

Compensation and Stock Option Committee Report on Executive Compensation

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Executive Compensation—Compensation Committee Report on Executive Compensation.”

Common Stock Performance Graph

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Executive Compensation—Common Stock Performance Graph.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the AngioDynamics common stock held by each of our directors, each of our Named Executive Officers, all of our directors and executive officers as a group and all other persons known to us who beneficially own 5% or more of the outstanding AngioDynamics common stock as of August 17, 2005. Except as otherwise noted, each individual director or named executive officer (including his or her family members) had sole voting and investment power with respect to the AngioDynamics common stock.

	Number of Shares of Common Stock Owned (a)(b)	% of Outstanding Shares
Eamonn P. Hobbs	326,292	2.7
Robert M. Rossell	3,550	*
Paul J. Shea	2,849	*
William M. Appling	30,844	*
Brian S. Kunst	2,000	*
Kern Capital Management, LLC (c)	693,300	5.7
Wellington Management Company, LLP (d)	827,533	6.8
Arbor Capital Management, LLC (e)	806,100	6.6
Howard S. Stern	1,772,972	14.5
Jeffery Gold	20,374	*
Paul S. Echenberg	157,168	1.3
David P. Meyers (f)	482,529	4.0
Howard W. Donnelly	6,250	*
Dennis S. Meteny	8,250	*
Gregory D. Casciaro	6,250	*
Robert E. Flaherty	7,450	*
All directors and executive officers as a group (16 persons)	2,866,949	23.5

(a)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Under those rules, shares of common stock subject to options that are exercisable or will become exercisable within 60 days of August 17, 2005 are deemed to be outstanding and to be beneficially owned by the person holding the securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(b)	Includes shares of our common stock issuable upon exercise of options currently exercisable or exercisable within 60 days from August 17, 2005 as follows: Eamonn P. Hobbs (312,503), Robert M. Rossell (2,550), Paul J. Shea (2,550), William M. Appling (30,550), Brian S. Kunst (2,000), Howard S. Stern (92,541), Jeffrey Gold (4,009), Paul S. Echenberg (95,563), David P. Meyers (41,690), Howard W. Donnelly (5,250), Dennis S. Meteny (6,250), Gregory D. Casciaro (6,250), Robert E. Flaherty (6,250), and all directors and officers as a group (647,886).
(c)	Share ownership information obtained from a Schedule 13G filed by Kern Capital Management, LLC, Robert E. Kern, Jr. and David G. Kern on February 14, 2005.
(d)	Share ownership information obtained from a Schedule 13G filed by Wellington Management LLP on February 14, 2005.
(e)	Share ownership information obtained from a Schedule 13G filed by Arbor Capital Management, LLC and Rick D. Leggott on February 4, 2005.
(f)	Excludes 7,427 shares held by a trust established for the benefit of Mr. Meyers’ children, as to which Mr. Meyers disclaims beneficial ownership.

*	Less than 1%.

Equity Compensation Plan Information

The following table sets forth information, as of May 28, 2005, with respect to compensation plans under which our equity securities are authorized for issuance.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,619,892	(2)	$7.43	699,943	(1)
Equity compensation plans not approved by security holders	None		None	None
Total	1,619,892		$7.43	699,943

(1)	Includes 21,716 shares reserved for issuance under our 1997 Stock Option Plan. Also includes 678,227 shares reserved for issuance under our 2004 Stock and Incentive Award Plan, which provides for grants of stock options, restricted stock, stock appreciation rights, performance units, performance shares, and incentive awards.
(2)	Includes 33,750 shares underlying restricted stock units and 33,750 shares underlying performance share awards issued under the 2004 Stock and Incentive Award Plan.

Item 13. Certain Relationships and Related Transactions

RELATIONSHIP AND ARRANGEMENTS WITH E-Z-EM

In June 2004, we completed the initial public offering (“IPO”) of our shares of common stock. The offering consisted of 2,242,500 shares (including 292,500 shares issued pursuant to the underwriters’ over-allotment option) at an initial public offering price of $11.00 per share. Prior to the offering, we were a wholly owned subsidiary of E-Z-EM, Inc. After the offering, E-Z-EM held 80.4% of our shares. On October 30, 2004, E-Z-EM distributed to its stockholders in the form of a dividend all of our shares of common stock that it owned, as a result of which E-Z-EM no longer owned any shares of AngioDynamics common stock.

Before the IPO, we entered into a master separation and distribution agreement and other agreements with E-Z-EM that relate to our relationship with E-Z-EM both before and after the distribution by E-Z-EM to its stockholders of all of the shares of our common stock held by E-Z-EM. In this section of this annual report on Form 10-K, references to E-Z-EM include all of its subsidiaries except us.

Master Separation and Distribution Agreement

The master separation and distribution agreement contains the key provisions related to our separation from E-Z-EM and the distribution of our shares to E-Z-EM’s common stockholders. The other agreements referenced in the master separation and distribution agreement govern various ongoing relationships between E-Z-EM and us. These agreements consist of a corporate agreement and a tax allocation and indemnification agreement.

Under the master separation and distribution agreement, we agreed to indemnify E-Z-EM and its officers, directors, stockholders, employees or other representatives from all losses they suffer arising out of or due to any of the following:

•	our failure to pay, perform or discharge in due course the liabilities, if any, assumed by us in connection with the distribution or our separation from E-Z-EM;

•	our failure to comply with the terms of the master separation and distribution agreement or any of the other agreements we enter into with E-Z-EM in connection with the distribution;

•	any untrue statement of a material fact or material omission contained in the prospectus for our IPO or any similar documents relating to the offering, other than information provided by and related to E-Z-EM, or, in connection with the distribution, if we provide E-Z-EM with such information about our business;

•	any action or inaction by us that causes the distribution by E-Z-EM of our stock to its stockholders to be taxable to E-Z-EM or its stockholders, to the extent E-Z-EM or its stockholders are adversely affected;

•	any out-of-pocket payments by E-Z-EM under its $500,000 self-insurance retention, which are limited to $500,000 per claim, and any increases in E-Z-EM’s insurance premiums caused by claims based upon our business;

•	any defense of any claims, investigations or proceedings arising out of or in connection with the funding and other payment obligations of AngioDynamics related to E-Z-EM’s benefit plans;

•	any credit support agreement (e.g., guaranties) previously entered into by E-Z-EM for our benefit;

•	any proceedings relating to the operation of our business prior to the date of distribution in which E-Z-EM is a defendant solely because it was our stockholder;

•	any claims arising with respect to one of our pre-distribution employment arrangements;

•	any claims based on our gross negligence or willful misconduct in performing intercompany services; or

•	any claims based on our manufacturing and production for E-Z-EM.

These indemnification obligations may be very substantial, particularly for any losses resulting from any action or inaction by us that causes the distribution by E-Z-EM to be taxable to E-Z-EM or its stockholders.

E-Z-EM has agreed to similar, less expansive, indemnification obligations in favor of us and our officers, directors, stockholders, employees or other representatives.

We and E-Z-EM have agreed generally not to compete with one another for the two years following our IPO. We are also required to provide one another with access to information about ourselves and our respective businesses for legal, accounting, regulatory and other purposes.

Pursuant to the master separation and distribution agreement, we used part of the proceeds of the IPO to repay $3.0 million of our indebtedness to E-Z-EM, and E-Z-EM capitalized the remaining $13.1 million of that indebtedness.

The master separation and distribution agreement also governed the provision by E-Z-EM to us of support services rendered to us prior to December 31, 2004. These services included accounting and finance, legal services, consulting, limited sales and marketing, and other general administrative functions. In fiscal 2005, we paid E-Z-EM a total of $385,000 for these services.

Under the master separation and distribution agreement, we provide E-Z-EM with manufacturing services consistent with those provided prior to the distribution. On January 1, 2005, the prices E-Z-EM pays increased so as to result in our achieving a gross margin of 50% on each product we manufacture for E-Z-EM. These services will terminate on December 31, 2005, unless terminated sooner by E-Z-EM upon 60 days’ notice. In fiscal 2005, E-Z-EM paid us $618,000 for these manufacturing services.

To give effect to the separation of our company from E-Z-EM, E-Z-EM reduced the exercise price of and reduced the number of shares subject to all E-Z-EM stock options, including options held by our officers and directors, outstanding prior to the date that E-Z-EM distributed our shares of common stock to its stockholders.

Under the master separation and distribution agreement we granted options to purchase 421,926 shares of our common stock to the E-Z-EM option holders at that time. The number of shares subject to, and exercise prices of, the adjusted E-Z-EM options and the AngioDynamics options were set so that the adjusted E-Z-EM options and the AngioDynamics options had the same ratio of exercise price to market price, and, to the extent possible, the same aggregate difference between the market price and exercise price, or intrinsic value, as did the E-Z-EM options at the time of the distribution.

We adopted certain option plans intended to substantially “mirror” the provisions of the E-Z-EM option plans under which the outstanding E-Z-EM options were granted. To ensure that each AngioDynamics option was granted without any additional benefit not provided by the underlying outstanding E-Z-EM option, the AngioDynamics options were granted under the terms of the corresponding “mirror” plan. The AngioDynamics options vest and become exercisable in accordance with the terms of the E-Z-EM options to which they relate, and will expire according to different schedules for our officers and directors and other option holders, but none of the options are exercisable beyond the exercise period of the E-Z-EM options to which they relate.

Corporate Agreement

The corporate agreement contained various provisions relating to E-Z-EM’s ownership of our common stock, including approval rights for future issuances of our stock by us, registration rights for the shares held by E-Z-EM, and E-Z-EM’s right to privately sell the shares and related matters. Included in these provisions is an agreement not to take any action or enter into any agreement during the two years following the distribution that would reasonably be expected to result in the distribution not being tax-free to E-Z-EM and its stockholders, except with the written consent of E-Z-EM. Upon completion of the distribution by E-Z-EM on October 30, 2004, our other obligations under the corporate agreement were substantially terminated.

Tax Allocation and Indemnification Agreement

Allocation of Taxes

We also have a tax allocation and indemnification agreement (“tax allocation agreement”) with E-Z-EM. The tax allocation agreement governs the respective rights, responsibilities and obligations of E-Z-EM and us with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns.

In general, under the tax allocation agreement:

•	E-Z-EM is responsible for any U.S. Federal income taxes of the affiliated group of which E-Z-EM is the common parent. However, during the period (or portion of a period) that we are included in the affiliated group, we are responsible for our share of such income tax liability computed as if we had filed a separate Federal income tax return that included only us for that period (or portion of a period). For any periods beginning after the distribution of E-Z-EM of its shares of our common stock to its stockholders, we will be responsible for our own U.S. Federal income taxes.

•	E-Z-EM is responsible for any U.S. Federal income taxes reportable on a consolidated return that includes E-Z-EM or one of its subsidiaries and us. However, if we are included in such a group for U.S. Federal income tax purposes for periods (or portions thereof), we are responsible for our portion of such income tax liability as if we had filed a separate tax return that included only us for that period (or portion of a period). Fiscal 2005 is the final year we will be included in an affiliated group with E-Z-EM for U.S. Federal income tax purposes.

•	E-Z-EM is responsible for any U.S. Federal income taxes reportable on returns that include only E-Z-EM and its subsidiaries (excluding us), and we are responsible for any state or local income taxes filed on returns that include only us.

•	E-Z-EM and we are each responsible for any non-income taxes attributable to our business for all periods.

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

Preservation of the Tax-free Status of the Distribution

E-Z-EM has received a private letter ruling from the IRS that the distribution will qualify as a tax-free distribution for which no gain or loss is recognized by E-Z-EM or its stockholders for Federal income tax purposes under Section 355 and related provisions of the Internal Revenue Code. In order to obtain the ruling, we were required to make certain representations regarding our company and our business and E-Z-EM was required to make certain representations regarding it and its business. We have also agreed to certain restrictions that are intended to preserve the tax-free status of the distribution. We may take certain actions otherwise prohibited by these covenants if E-Z-EM seeks and obtains another private letter ruling from the IRS to the effect that such action would not jeopardize the tax-free status of the distribution. These covenants include restrictions on our:

•	issuance, sale or acquisition of our stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements);

•	sales of assets outside the ordinary course of business; and

•	entering into any other corporate transaction that, together with the stock that was sold in our initial public offering, and certain other stock transactions, would cause us to undergo a 50% or greater change in our stock ownership.

We have generally agreed to indemnify E-Z-EM and its stockholders against any and all tax-related liabilities incurred by them relating to the distribution to the extent caused by an acquisition of our stock or assets, or other actions of ours.

OTHER RELATED PARTY TRANSACTIONS

William M. Appling, our Vice President, Research has been a partner and executive officer of Protube Extrusion, LLP since 1992. Protube Extrusion produces tubing used in some of our catheters. In fiscal 2005 we purchased $192,000 of products and services from Protube Extrusion. Our board of directors approved these transactions and determined that the terms of the transactions are equivalent to terms that would arise in an arm’s length relationship. In September 2004, Mr. Appling resigned as an officer of Protube Extrusion and sold his interest in it.

See Item 11. “Executive Compensation” of this annual report on Form 10-K for a description of our former consulting agreement with Howard S. Stern, a director, and our consulting agreement with Donald A. Meyer, a former director, which information is incorporated by reference into this Item 13.

Item 14. Principal Accountant Fees and Services

The information required by this caption is incorporated herein by reference to our Proxy Statement under the headings “Audit Matters—Principal Accounting Fees and Services and—Policy on Audit Committee Pre-approval of Audit and Permissable Non-Audit Services of Independent Registered Public Accounting Firm.”

Part IV

Item 15. Exhibits, Financial Statement Schedules

Page
(a) (1) Financial Statements

The following consolidated financial statements and supplementary data of Registrant and its subsidiary required by Part II, Item 8, are included in Part IV of this report:

Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)	59

Report of Independent Registered Public Accounting Firm (Grant Thornton LLP)	60

Consolidated balance sheets—May 28, 2005 and May 29, 2004	61

Consolidated statements of income—fifty-two weeks ended May 28, 2005, May 29, 2004 and May 31, 2003	63

Consolidated statements of stockholders’ equity and comprehensive income—fifty-two weeks ended May 28, 2005, May 29, 2004 and May 31, 2003	64

Consolidated statements of cash flows—fifty-two weeks ended May 28, 2005, May 29, 2004 and May 31, 2003	65

Notes to consolidated financial statements	66

      (2) Financial Statement Schedules

The following consolidated financial statement schedule is included in Part IV of this report:

Schedule II—Valuation and qualifying accounts	87

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits

(a) 3. Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (a)

3.2	Amended and Restated Bylaws of the Registrant (a)

4.1	Form of Rights Agreement of the Registrant (a)

4.2	Form of specimen Stock Certificate of the Registrant (a)

10.1	Supply and Distribution Agreement dated April 1, 2002 between the Registrant and biolitec, Inc. (a)

10.2	The Registrant’s 1997 Stock Option Plan, as amended (a)

10.3	Form of Master Separation and Distribution Agreement between the Registrant and E-Z-EM, Inc. (a)

10.4	Form of Tax Allocation and Indemnification Agreement between the Registrant and E-Z-EM, Inc. (a)

10.5	Form of Corporate Agreement between the Registrant and E-Z-EM, Inc. (a)

10.6	Distribution Agreement dated March 31, 2002 between the Registrant and Medical Components Inc. (a)

10.7	Loan and Security Agreement dated August 28, 2002, between the Registrant and Keybank National Association (a)

10.8	First Amendment to Loan and Security Agreement dated as of December 29, 2003, between the Registrant and Keybank National Association (a)

10.9	Amended and Restated Promissory Note dated as of December 29, 2003, between the Registrant and Keybank National Association (a)

10.10	Building Loan Agreement dated as of August 1, 2002, between the Registrant and Keybank National Association (a)

10.11	Mortgage and Security Agreement dated as of August 1, 2002, among the Counties of Warren and Washington Industrial Development Agency, the Registrant and Keybank National Association (a)

10.12	Trust Indenture dated as of August 1, 2002, between the Counties of Warren and Washington Industrial Development Agency and The Huntington National Bank (a)

10.13	Remarketing Agreement dated as of August 1, 2002, among the Registrant, McDonald Investments Inc., as Remarketing Agent, and the Counties of Warren and Washington Industrial Development Agency (a)

10.14	Counties of Warren and Washington Industrial Development Agency Multi-Mode Variable Rate Industrial Development Revenue Bond (AngioDynamics, Inc. Project-Letter of Credit Secured), Series 2002, having a Maturity Date of August 1, 2022 (a)

10.15	Installment Sale Agreement dated as of August 1, 2002, between the Counties of Warren and Washington Industrial Development Agency and the Registrant (a)

10.16	Reimbursement Agreement dated as of August 1, 2002, between the Registrant and Keybank National Association (a)

10.17	First Amendment to Reimbursement Agreement dated as of December 29, 2003, between the Registrant and Keybank National Association (a)

10.18	The Registrant’s 2004 Stock and Incentive Award Plan (a)

10.19	Agreement effective as of January 1, 2002 between E-Z-EM, Inc. and Howard Stern (a)

10.20	Agreement effective as of January 1, 2004 between the Registrant and Donald A. Meyer (a)

10.21	Form of Indemnity Agreement between the Registrant and its directors and officers (a)

10.22	Spin-off Adjustment Stock Option Plan for Certain Participants in the E-Z-EM Inc. 1983 Stock Option Plan (b)

10.23	Spin-off Adjustment Stock Option Plan for Certain Participants in the E-Z-EM Inc. 1984 Directors and Consultants Stock Option Plan (c)

10.24	Amendment to Supply and Distribution Agreement dated as of April 1, 2004 between the Registrant and biolitec, Inc. (amendment to agreement filed as Exhibit 10.1) (a)

10.25	Form of Non-Statutory Stock Option Agreement (d)

10.26	Form of Non-Qualified Stock Option Agreement (e)

10.27	Change in Terms Agreement dated November 22, 2004, between AngioDynamics, Inc. and Keybank National Association (f)

10.28	Performance Share Award Agreement (g)

10.29	Restricted Stock Unit Award Agreement (h)

10.30	Management Profitability Bonus Program (i)

10.31	Summary of Fiscal 2006 Base Compensation for the named executive offices of the registrant (j)

10.32	Summary of Director’s compensation (k)

21.1	Subsidiaries of the Registrant (a)

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Grant Thornton LLP

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14

32.1	Certification pursuant to Rule 13a-14(b) or 15d-14(b) and Section 1350 of Title 18 of the United States Code.

32.2	Certification pursuant to Rule 13a-14(b) or 15d-14(b) and Section 1350 of Title 18 of the United States Code.

(a)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form S-1 (SEC Reg. No. 333-13329)
(b)	Incorporated by reference to exhibit 10.22 to the registrant’s annual report on Form 10-K for the fiscal year ended May 29, 2004.
(c)	Incorporated by reference to exhibit 10.23 to the registrant’s annual report on Form 10-K for the fiscal year ended May 29, 2004.
(d)	Incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarterly period ended August 28, 2004.
(e)	Incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K filed on November 4, 2004.
(f)	Incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarterly period ended November 27, 2004.
(g)	Incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 12, 2005.
(h)	Incorporated by reference to exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 12, 2005.
(i)	Incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 4, 2005.
(j)	Incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K filed on August 4, 2005.
(k)	Incorporated by reference to exhibit 10.1 to Amendment No. 1 to the registrant’s quarterly report on Form 10-Q/A for the quarterly period ended February 26, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.

Date August 26, 2005	By:	/s/ PAUL S. ECHENBERG
Paul S. Echenberg, Chairman of the Board, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date August 26, 2005	/s/ PAUL S. ECHENBERG
Paul S. Echenberg,
Chairman of the Board, Director

Date August 26, 2005	/s/ EAMONN P. HOBBS
Eamonn P. Hobbs, President, Chief Executive Officer

Date August 26, 2005	/s/ JOSEPH G. GERARDI
Joseph G. Gerardi,
Vice President - Chief Financial Officer, Treasurer
(Principal Financial and Chief Accounting Officer)

Date August 26, 2005	/s/ HOWARD S. STERN
Howard S. Stern, Director

Date August 26, 2005	/s/ HOWARD W. DONNELLY
Howard W. Donnelly, Director

Date August 26, 2005	/s/ JEFFREY G. GOLD
Jeffrey G. Gold, Director

Date August 26, 2005	/s/ DENNIS S. METENY
Dennis S. Meteny, Director

Date August 26, 2005	/s/ DAVID P. MEYERS
David P. Meyers, Director

Date August 26, 2005	/s/ GREGORY D. CASCIARO
Gregory D. Casciaro, Director

Date August 26, 2005	/s/ ROBERT E. FLAHERTY
Robert E. Flaherty, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under item 15(a)(1), present fairly, in all material respects, the financial position of AngioDynamics, Inc. and its subsidiary at May 28, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Albany, New York

July 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AngioDynamics, Inc.

We have audited the accompanying consolidated balance sheet of AngioDynamics, Inc. and Subsidiary as of May 29, 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the fifty-two weeks ended May 29, 2004 and May 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AngioDynamics, Inc. and Subsidiary as of May 29, 2004, and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended May 29, 2004 and May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II—Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Melville, New York

July 13, 2004, except for Note N, as to which

the date is August 17, 2004

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands)

	May 28, 2005	May 29, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,498	$1,747
Restricted cash		101
Marketable securities, at fair value	12,601	737
Accounts receivable—trade, net of allowance for doubtful accounts of $203 in 2005 and $289 in 2004	9,929	7,945
Stock subscription receivable		19,949
Inventories	10,264	8,545
Deferred income taxes	736	681
Due from former parent	85
Prepaid expenses and other	1,594	670

Total current assets	49,707	40,375

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	8,528	7,343

DEFERRED INCOME TAXES	501	642

INTANGIBLE ASSETS, less accumulated amortization of $1,036 in 2005 and $911 in 2004	839	964

OTHER ASSETS	97	402

TOTAL ASSETS	$59,672	$49,726

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 28, 2005	May 29, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,971	$2,143
Accrued liabilities	3,491	3,343
Due to former parent		653
Current portion of long-term debt	165	155
Notes payable—former parent		3,000
Income taxes payable		100

Total current liabilities	7,627	9,394

LONG-TERM DEBT, net of current portion	2,935	3,100

Total liabilities	10,562	12,494

COMMITMENTS AND CONTINGENCIES (NOTE P)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, no shares issued and outstanding
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 12,051,632 shares in 2005 and 11,150,000 shares in 2004	121	112
Additional paid-in capital	52,878	45,506
Accumulated deficit	(3,720)	(8,268)
Accumulated other comprehensive loss	(169)	(118)

Total stockholders’ equity	49,110	37,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,672	$49,726

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Fifty-two weeks ended
	May 28, 2005	May 29, 2004	May 31, 2003
Net sales	$60,289	$49,055	$38,434
Cost of goods sold	26,912	23,254	18,572

Gross profit	33,377	25,801	19,862

Operating expenses
Sales and marketing	16,000	13,562	11,338
General and administrative	5,080	3,565	2,777
Research and development	4,570	3,551	2,509

Total operating expenses	25,650	20,678	16,624

Operating profit	7,727	5,123	3,238
Other income (expenses)
Interest income	304	16	38
Impairment loss on investment	(300)
Interest expense	(150)	(758)	(1,021)
Other income	36

Income before income tax provision	7,617	4,381	2,255
Income tax provision	3,069	1,238	1,069

NET INCOME	$4,548	$3,143	$1,186

Earnings per common share
Basic	$.39	$.34	$.13

Diluted	$.37	$.32	$.13

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Fifty-two weeks ended May 28, 2005, May 29, 2004, and May 31, 2003

(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total	Comprehensive income
	Shares	Amount
Balance at June 1, 2002	9,200,000	$92	$11,742	$(12,129)	$—	$(295)
Compensation related to stock option plan			5			5
Capital contribution—imputed interest on note payable to parent			892			892
Net income				1,186		1,186	$1,186
Unrealized loss on interest rate swap, net of tax					(300)	(300)	(300)

Comprehensive income							$886

Balance at May 31, 2003	9,200,000	92	12,639	(10,943)	(300)	1,488
Common stock subscription on effective date of initial public offering	1,950,000	20	18,650			18,670
Compensation related to stock option plan			5			5
Capital contribution—imputed interest on note payable to parent			596			596
Capital contribution—forgiveness of notes payable to parent			13,148			13,148
Dividend to parent—stock compensation			468	(468)		—
Net income				3,143		3,143	$3,143
Unrealized gain on interest rate swap, net of tax					182	182	182

Comprehensive income							$3,325

Balance at May 29, 2004	11,150,000	112	45,506	(8,268)	(118)	37,232
Net proceeds from the issuance of common stock	292,500	3	2,764			2,767
Exercise of stock options	599,766	6	2,526			2,532
Fractional share adjustment from spin-off	(2)
Tax benefit on exercise of stock options			1,877			1,877
Purchases of common stock under Employee Stock Purchase Plan	9,368		130			130
Compensation related to stock option plans			75			75
Net income				4,548		4,548	$4,548
Unrealized gain on marketable securities, net of taxes of $7					11	11	11
Unrealized loss on interest rate swap, net of taxes of $36					(62)	(62)	(62)

Comprehensive income							$4,497

Balance at May 28, 2005	12,051,632	$121	$52,878	$(3,720)	$(169)	$49,110

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fifty-two weeks ended
	May 28, 2005	May 29, 2004	May 31, 2003
Cash flows from operating activities
Net income	$4,548	$3,143	$1,186
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	771	681	657
Tax benefit from exercise of stock options	1,877
Impairment loss on investment	300
Gain on sale of marketable securities	(36)
(Benefit) provision for doubtful accounts	(71)	64	13
Deferred income tax provision	119	57	45
Imputed interest on note payable to former parent		596	892
Compensation related to stock option plans	75	5	5
Changes in operating assets and liabilities
Accounts receivable	(1,914)	(1,477)	(2,084)
Inventories	(1,719)	86	(722)
Prepaid expenses and other	(924)	(426)	(67)
Accounts payable and accrued liabilities	2,600	264	118
Income taxes payable	(100)	100
Due to / from former parent	(738)	(593)	637

Net cash provided by operating activities	4,788	2,500	680

Cash flows from investing activities
Addition to property, plant and equipment	(1,825)	(1,635)	(4,062)
Investment at cost			(300)
Decrease (increase) in restricted cash	101	697	(798)
Acquisition of licensing rights		(50)
Purchase of available-for-sale securities	(16,258)	(1,193)	(5,547)
Proceeds from sale of available-for-sale securities	4,445	1,185	6,135

Net cash used in investing activities	(13,537)	(996)	(4,572)

Cash flows from financing activities
Proceeds from long-term debt			3,500
Proceeds from stock subscription receivable	19,949
Proceeds from the issuance of common stock	3,123
Proceeds from the exercise of stock options	2,532
Repayment of long-term debt	(155)	(140)	(105)
Increase in deferred financing costs			(89)
Payments of costs relating to initial public offering	(949)	(556)
Payment of note payable—former parent	(3,000)

Net cash provided by (used in) financing activities	21,500	(696)	3,306

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,751	808	(586)

Cash and cash equivalents at beginning of year	1,747	939	1,525

Cash and cash equivalents at end of year	$14,498	$1,747	$939

Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$150	$164	$116
Income taxes	513	14	19
Supplemental disclosure of non-cash financing activity:
Common stock subscription on effective date of initial public offering, net of financing costs		$18,670
Forgiveness of notes payable—Parent		13,148

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 28, 2005 and May 29, 2004

NOTE A - BASIS OF PRESENTATION, BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Presentation, Business Description and Recent Events

The consolidated financial statements include the accounts of AngioDynamics, Inc. and its wholly-owned subsidiary, Leocor, Inc. (“Leocor”) (collectively, the “Company”). The Company is primarily engaged in the design, development, manufacture and marketing of medical products used by interventional radiologists and other physicians for the minimally invasive diagnosis and treatment of peripheral vascular disease. The Company’s principal sales territory is the continental United States. International sales are principally in Europe and Japan (see Note Q). The Company’s operations are classified in one segment, peripheral vascular disease, as management of the Company’s products and services follows principally the same marketing, production, and technology strategies.

Through May 26, 2004, the Company was a wholly-owned subsidiary of E-Z-EM, Inc. (“E-Z-EM” or the “Former Parent”). On May 27, 2004, the Company completed an initial public offering, selling 1,950,000 shares of common stock at $11.00 per share through an initial public offering (“IPO”). Proceeds from the IPO, net of underwriting costs totaling $1,501,500, amounted to $19,948,500 and were received by the Company on June 2, 2004. At May 29, 2004, the net proceeds of the IPO credited to common stock and additional paid-in capital aggregated $18,670,000, after financing costs of $2,779,500. On June 15, 2004, the underwriters exercised the over-allotment and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, the Company received net proceeds of $2,992,275, net of underwriting costs of $225,225. At June 15, 2004, the Former Parent’s ownership decreased to 80.4%. During the year ended May 28, 2005, the Company incurred additional financing costs related to the IPO of $226,000, which were also charged to additional paid-in capital and netted against the proceeds of the exercise of the over-allotment option.

On August 17, 2004, the E-Z-EM Board of Directors approved the separation of the Company from E-Z-EM by means of a tax-free dividend of E-Z-EM’s remaining ownership of the Company. E-Z-EM had received a favorable ruling from the IRS that the distribution by E-Z-EM of its shares of the Company’s stock would be tax-free to E-Z-EM and to E-Z-EM’s shareholders for U.S. federal income tax purposes. The distribution of E-Z-EM’s 9,200,000 shares of the Company occurred at the close of business on October 30, 2004, to E-Z-EM stockholders of record as of October 11, 2004.

All significant intercompany balances and transactions have been eliminated.

2. Fiscal Year

The Company reports on a fiscal year that concludes on the Saturday nearest to May 31. Fiscal years 2005, 2004, and 2003 ended on May 28, 2005, May 29, 2004, and May 31, 2003, respectively, for reporting periods of fifty-two weeks.

3. Cash and Cash Equivalents

The Company considers all unrestricted highly liquid investments purchased with an initial maturity of less than three months to be cash equivalents. As of May 28, 2005 and May 29, 2004, approximately $14,310,000 and $1,648,000, respectively, of cash and cash equivalents and restricted cash held by financial institutions in the United States exceeded Federal Deposit Insurance Corporation insured amounts.

4. Marketable Securities

Marketable securities, which are principally government agency bonds and corporate commercial paper, are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method.

5. Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections and payments from customers, and a provision for estimated credit losses is maintained based upon its historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible.

Changes in the Company’s allowance for doubtful accounts are as follows:

	May 28, 2005	May 29, 2004
	(in thousands)
Beginning balance	$289	$228
(Benefit) Provision for doubtful accounts	(71)	64
Write-offs	(15)	(3)

Ending balance	$203	$289

6. Inventories

Inventories are stated at the lower of cost (on the first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

7. Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. We evaluate these assets for impairment annually or as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.

8. Accounting for Business Combinations, Goodwill and Intangible Assets

Intangible assets, which consist of technology ($1,750,000 at May 28, 2005 and May 29, 2004) and licenses ($75,000 at May 28, 2005 and May 29, 2004, respectively) are being amortized on a straight-line basis over the estimated useful lives of the respective assets of approximately fifteen years. Annual amortization of intangible assets was $125,000, $122,000, and $122,000 for 2005, 2004, and 2003, respectively. Annual amortization of these intangible assets will approximate $125,000 for each of the next five years.

9. Revenue Recognition

Revenue is recognized in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers. The Company negotiates credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and must have at least 12 months remaining prior to its expiration date.

Our current product offerings consist of the following product categories:

	2005
Products	Net Sales $	% of Net Sales
	(dollars in thousands)
Angiographic Products and Accessories	$18,106	30.0%
Hemodialysis Catheters	15,938	26.4
VenaCure Products	7,716	12.8
Image-Guided Vascular Access Products	6,886	11.4
PTA Dilation Catheters	3,729	6.2
Thrombolytic Products	3,612	6.0
Drainage Products	1,444	2.4
Other	2,858	4.8

Total	$60,289	100.0%

10. Research and Development

Research and development costs, including salaries, consulting fees, building costs, utilities, administrative expenses, patent application costs, and an allocation of corporate costs, are related to developing new products and making technological improvements to existing products and are expensed as incurred.

11. Shipping and Handling Costs

Shipping and handling costs, associated with the distribution of finished product to customers, are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer. Amounts charged to customers for shipping are recorded in net sales.

12. Advertising

All costs associated with advertisement are expensed as incurred. Advertising expense, included in sales and marketing was $234,000, $177,000, and $520,000 for 2005, 2004, and 2003, respectively.

13. Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

assets, as it is more likely than not that all, or some portion, of such deferred tax assets will not be realized under the tax-sharing agreement described below. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company and its Former Parent have a Tax Allocation and Indemnification Agreement with respect to Federal income taxes for such time as the Company and the Former Parent are consolidated for Federal income tax purposes (See Note L). Under this agreement, the Company pays Federal income tax based on the amount of taxable income it generates and is credited for Federal tax benefits generated that are used by the Company or other members of the consolidated group. This agreement does not cover tax liabilities arising from state, local and other taxing authorities to which the Company reports separately.

14. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, marketable securities, accounts payable, short-term and long-term debt, and an interest rate swap agreement. The carrying amount of these instruments approximates fair value due to the immediate or short-term maturities and variable interest rates associated with these instruments. The interest rate swap agreement has been recorded at its fair value based on a valuation received from an independent third party (see Note K). Marketable securities are carried at their fair value as determined by quoted market prices.

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

16. Stock-Based Compensation

At May 28, 2005, the Company has two stock-based compensation plans, exclusive of the stock option plans related to the distribution by the Former Parent to its stockholders of its shares of the Company’s common stock in October 2004 (see Note N). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” SFAS No. 123 for non-employees and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning stock options, restricted stock units, or performance share awards granted to employees and to members of the Board of Directors, as all such instruments granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Compensation expense of $75,000, $5,000, and $5,000 in 2005, 2004, and 2003, respectively, was recognized under these plans for stock options granted to consultants.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options and awards granted under these plans to key employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS No. 123, the Company’s pro forma net income and earnings per common share would be as follows:

	2005	2004	2003
	(in thousands, except per share data)
Net income
As reported	$4,548	$3,143	$1,186
Deduct total stock-based compensation under fair value based method for all awards, net of tax effects	(1,238)	(323)	(304)

Pro forma net income	3,310	2,820	882

Basic earnings per common share
As reported	$.39	$.34	$.13
Pro forma	.29	.31	.10
Diluted earnings per common share
As reported	$.37	$.32	$.13
Pro forma	.27	.29	.09

The fair value of the options granted under the 1997 and 2004 Plans was estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

	2005	2004	2003
Expected stock price volatility	54.79%	57.24%	47.88%
Risk-free interest rate	4.13%	3.30%	3.64%
Expected life of options	6.1 years	6.2 years	9.5 years

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

The following table sets forth the reconciliation of the weighted-average number of common shares:

	2005	2004	2003
Basic	11,571,317	9,216,027	9,200,000
Effect of dilutive securities (stock options)	757,466	622,141	272,233

Diluted	12,328,783	9,838,168	9,472,233

Excluded from the calculation of diluted earnings per common share, are options issued to employees and non-employees to purchase 22,703 and 68,478 shares of common stock at May 28, 2005 and May 31, 2003, respectively, as their inclusion would not be dilutive. The exercise prices of the excluded options were between $11.00 and $20.70 per share at May 28, 2005 and $6.52 per share at May 31, 2003.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

18. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

19. Supplier Concentrations

The Company is dependent on third-party manufacturers for all of its endovascular laser products and a substantial portion of its dialysis catheters. In 2005, products purchased from the Company’s two largest suppliers accounted for approximately 37% and 17% of total product purchases. In 2004, products purchased from the Company’s two largest suppliers accounted for approximately 40% and 17% of total product purchases. For 2003, there were no purchases from any one supplier in excess of 10% of total product purchases. In 2005 and 2004, sales of products purchased from these two suppliers accounted for approximately 39% and 35% of the Company’s sales. For 2003, sales of products purchased from one supplier accounted for approximately 25% of the Company’s sales. The Company is dependent upon the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. The loss of its principal suppliers or a significant reduction in product availability from these suppliers could have a material adverse effect on the Company. The Company believes that its relationships with these suppliers are satisfactory, and did not experience any instances of inadequate supply during 2005 and 2004.

20. Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces the Accounting Practice Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” to require retrospective application to prior periods’ financial statements of changes in accounting principle. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). SFAS 153 amends Accounting Practice Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS 153 are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of the Company.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of the Company.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the first quarter of the fiscal year ending June 2, 2007.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The Staff Position clarifies that the tax deduction for the qualified domestic production activities provided by the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction under FAS 109 as opposed to a tax-rate deduction. The phase-in of the tax deduction begins with qualifying production activities for the year ending December 31, 2005. The Act replaces the extraterritorial income (ETI) tax incentive with a domestic manufacturing deduction. The Company has not determined the impact of this pronouncement at this time.

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

NOTE B - COMPREHENSIVE INCOME

The Company records comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires unrealized holding gains or losses on investments available-for-sale and derivative instruments, net of tax, to be included in accumulated other comprehensive income, as a separate component of stockholders’ equity. The components of comprehensive income, which relate to changes in the fair value of the interest rate swap (see Note K), are detailed in the Company’s accompanying consolidated statements of stockholders’ equity and comprehensive income. At May 28, 2005 and May 29, 2004, the components of accumulated other comprehensive loss, net of related tax, are as follows:

	May 28, 2005	May 29, 2004
	(in thousands)
Fair value on interest rate swap	$(180)	$(118)
Unrealized holding gain on marketable securities	11

Accumulated other comprehensive loss	$(169)	$(118)

NOTE C - INVESTMENT AT COST

In June 2002, the Company acquired 1,158,000 shares of the Series C preferred stock and 42,000 shares of common stock, or approximately 8.8%, prior to effects of dilutive securities, of Surgica, Inc. for $300,000, which

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

was included in the accompanying 2004 consolidated balance sheet under the caption “Other assets.” Surgica, a Delaware corporation based in California, is a medical device company that designs, patents and markets vascular blocking materials (embolic agents). The Company has been provided registration rights, as specified in a registration rights agreement. The Company’s investment in Surgica was accounted for by the cost method. Further, the Company entered into a distribution agreement with Surgica, whereby Surgica provided the Company exclusive worldwide distribution rights for an initial term of five years, and an automatic renewal of three years, subject to termination clauses. In connection with this distribution agreement, Surgica granted the Company exclusive, royalty-free rights and license to use all trademarks.

During the year ended May 28, 2005, the Company reduced the carrying value of its investment in Surgica Corporation to $0, due to the uncertainty of Surgica’s ability to operate as a going concern. Surgica’s projected negative cash flows, poor liquidity and recent failed attempts by Surgica’s management to either raise additional capital or sell the entity were primary factors that caused this uncertainty. Previously negotiated registration rights and distribution agreements remain in force and the Company continues to purchase and sell products related to Surgica’s operations. Sales of such products for 2005 were $76,000. The amount of the impairment loss, $300,000, has been included in other expense for the year ended May 28, 2005.

NOTE D - MARKETABLE SECURITIES

Marketable securities as of May 28, 2005 consisted of the following:

	Amortized cost	Gross Unrealized		Fair value
		Gains	Losses
	(in thousands)
Available-for-sale securities
U.S. government agency obligations	$7,642	$30	$(45)	$7,627
Corporate bond securities	4,944	30		4,974

	$12,586	$60	$(45)	$12,601

As of May 28, 2005, the Company held securities with a fair value of $4,456,000 that had unrealized losses totaling $45,000.

As of May 29, 2004, the Company held municipal bond securities with a fair value of $737,000, which approximated cost.

The amortized cost and fair value of marketable securities at May 28, 2005 and May 29, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of May 28, 2005:

	Amortized cost	Fair value
	(in thousands)
Due in one year or less	$11,077	$11,117
Due after one through five years	1,509	1,484

	$12,586	$12,601

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

As of May 29, 2004:

	Amortized cost	Fair value
	(in thousands)
Municipal bonds with maturities
Due in one through 10 years	$125	$125
Due after 10 years and through 20 years	455	455
Due after 20 years	155	155
Other	2	2

	$737	$737

NOTE E - INVENTORIES

Inventories consist of the following:

	May 28, 2005	May 29, 2004
	(in thousands)
Finished goods	$6,014	$4,677
Work in process	1,532	1,331
Raw materials	2,718	2,537

	$10,264	$8,545

Reserves for excess and obsolete inventory were $779,000 and $885,000 at May 28, 2005 and May 29, 2004, respectively.

NOTE F - PROPERTY, PLANT AND EQUIPMENT, AT COST

Property, plant and equipment are summarized as follows:

	Estimated useful lives	May 28, 2005	May 29, 2004
		(in thousands)
Building and building improvements	39 years	$5,473	$5,248
Machinery and equipment	3 to 8 years	4,121	3,319
Construction in progress		1,627	828

		11,221	9,395
Less accumulated depreciation and amortization		2,905	2,264

		8,316	7,131
Land		212	212

		$8,528	$7,343

Depreciation expense for 2005, 2004, and 2003 was $641,000, $553,000, and $532,000, respectively.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

NOTE G - INCOME TAXES

Income tax provision analyzed by category and by statement of income classification is summarized as follows:

	2005	2004	2003
	(in thousands)
Current
Federal	$2,735	$1,078	$985
State and local	215	103	39

	2,950	1,181	1,024
Deferred	119	57	45

	$3,069	$1,238	$1,069

Federal income tax expenses, generated under the tax-sharing agreement and not yet reimbursed, are classified in “Due to former parent” in the 2004 balance sheet (see Note L).

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	May 28, 2005	May 29, 2004
	(in thousands)
Deferred tax assets
Capital loss carryforwards	$628	$526
Net operating loss carryforward	129
R&D credit carryforward	92
Expenses incurred not currently deductible	122	294
Unrealized loss on interest rate swap	103	69
Impairment of long-lived assets	765	883
Inventories	288	327
Other	12	3

Gross deferred tax asset	2,139	2,102

Deferred tax liabilities
Excess tax over book depreciation	265	243
Other	9	10

Gross deferred tax liability	274	253
Valuation allowance	(628)	(526)

Net deferred tax asset	$1,237	$1,323

At May 28, 2005, the Company has net operating loss carryforwards of $382,000, which will expire in 2025. The Company also has Credit for Increased Research Expenditures carryforwards of $92,000, which will expire in 2025.

The valuation allowance on May 28, 2005 and May 29, 2004 is $628,000 and $526,000. The valuation allowance reflects the estimate that it is more likely than not that certain capital loss carryforwards may be unavailable to offset future taxable income.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

The Company’s consolidated income tax provision has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to the Company’s income before income taxes for the following reasons:

	2005	2004	2003
	(in thousands)
Income tax provision	$3,069	$1,238	$1,069
Effect of State income taxes, net of Federal tax benefit	(142)	(68)	(16)
Tax-exempt interest	2	2	4
Research and development tax credit	124	51	32
Extraterritorial income exclusion	11	11	11
Nondeductible expenses	(306)	(434)	(501)
Change in valuation allowance		692	119
Capital loss	(102)
(Underaccrual) overaccrual of prior year Federal and state taxes	(36)		60
Other	(30)	(2)	(12)

Income tax provision at statutory tax rate of 34%	$2,590	$1,490	$766

The Company’s effective income tax rate was 40.3%, 28.3%, and 47.4%, for 2005, 2004, and 2003, respectively. During 2004, the Company realized a tax benefit of $693,000 from the utilization of previously unrecorded capital loss carryforwards by the Company’s former parent, under the tax sharing agreement. The effective rate was impacted by non-deductible expenses, including the imputed interest expense on debt to the Parent (see Note H) in 2004 and 2003.

NOTE H - NOTES PAYABLE - FORMER PARENT

At May 29, 2004, the Company had an outstanding unsecured note payable of $3,000,000 (the “Note”) with the Former Parent. In June 2004, the Company paid the outstanding balance of the note in full (see Note L). Effective June 1, 2002, the Parent agreed to suspend interest charges on the then outstanding Notes. The Company recorded imputed interest charges of $596,000 and $892,000 in 2004 and 2003, respectively, for the suspended interest and corresponding credits to “Additional paid-in capital.”

NOTE I - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	May 28, 2005	May 29, 2004
	(in thousands)
Payroll and related expenses	$2,537	$2,147
Fair value of interest rate swap (see Note K)	286	188
Initial public offering costs (see Note N)		768
Other	668	240

	$3,491	$3,343

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

NOTE J - LINE OF CREDIT

On November 22, 2004, the Company renewed a $3,000,000 line of credit agreement with a bank, which is collateralized by substantially all of the assets of the Company and expires on November 30, 2005. Borrowings under the line of credit bear interest at the bank’s prime rate plus 50 basis points (6.5% at May 28, 2005). The line of credit requires the Company to maintain the same financial covenants as under the outstanding long-term debt (see Note K). There were no borrowings outstanding at May 28, 2005.

NOTE K - LONG-TERM DEBT

In September 2002, the Company closed on the financing for the expansion of its headquarters and manufacturing facility in Queensbury, New York. The expansion is being financed principally with Industrial Revenue Bonds (the “Bonds”) issued by the Warren and Washington Counties Industrial Development Agency (the “Agency”) aggregating $3,500,000. The Bonds are issued under a Trust Agreement by and between the Agency and a bank, as trustee (the “Trustee”). The proceeds of the Bonds were advanced, as construction occurred, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a second bank (the “Bank”) and the Company. The Bonds reprice every seven days and are resold by a Remarketing Agent. The Bonds bear interest based on the market rate on the date the Bonds are repriced (3.1% per annum at May 28, 2005) and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement with the Bank which requires the maintenance of a letter of credit for an initial amount of $3,575,000 ($3,167,000 at May 28, 2005) to support principal and certain interest payments of the Bonds and requires payment of an annual fee on the outstanding balance ranging from 1% to 1.9%, depending on financial results achieved. The current fee is 1.35% and is in effect until November 2005. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent is required to use its best efforts to arrange for sales of such bonds in the secondary market. The Remarketing Agreement provides for the payment of an annual fee of .1% of the remaining balance.

The Reimbursement Agreement contains certain financial covenants, relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Agreement are collateralized by the aforementioned letter of credit and a first mortgage on the land, building and equipment relating to the facility with a net carrying value of $8,528,000 and $7,343,000 at May 28, 2005 and May 29, 2004, respectively.

The Company entered into an interest rate swap agreement (the “Swap Agreement”) with the Bank, effective September 2002, with an initial notional amount of $3,500,000 to limit the effect of variability due to interest rates on its rollover of the Bonds. The Swap Agreement, which qualifies as a hedge under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement requires the Company to pay a fixed rate of 4.45% and receive payments based on 30-day LIBOR repriced every seven days through May 2022. At May 28, 2005 and May 29, 2004, since the Swap Agreement is classified as a cash flow hedge, the fair value of $286,000 and $188,000, respectively, has been recorded as a component of accrued liabilities, and accumulated other comprehensive loss related to the swap agreement is $180,000 and $118,000, respectively, net of tax benefit.

The Company capitalized certain legal and administrative costs incurred in connection with the issuance of the Bonds, and is amortizing these costs over the term of the Bonds. At May 28, 2005 and May 29, 2004, net capitalized bond issuance costs amounted to $97,000 and $102,000, respectively, and are recorded as a component of other assets. Amortization expense for 2005, 2004, and 2003 was $5,000, $6,000, and $3,000, respectively.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

Amounts to be paid or received under the Swap Agreement are accrued as interest rates change and are recognized over the life of the Swap Agreement as an adjustment to interest expense.

At May 28, 2005, future minimum principal payments on long-term debt were as follows:

(in thousands)
2006	$165
2007	180
2008	200
2009	220
2010	130
Thereafter	2,205

$3,100

NOTE L - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Agreements with Former Parent

In connection with the Company’s initial public offering, the Company and the Company’s Former Parent entered into a Master Separation and Distribution Agreement (the “Separation Agreement”), a Corporate Agreement, and a Tax Allocation and Indemnification Agreement (the “Tax Allocation Agreement”).

The Separation Agreement governs the rights and obligations of the Former Parent and the Company with respect to, among other items, (i) the initial public offering and the distribution by the Former Parent to its common stockholders of the shares of the Company’s common stock held by the Former Parent, (ii) support services, manufacturing and distribution arrangements and (iii) the treatment of the Company’s and the Former Parent’s options upon separation. Under the Separation Agreement, the Company capitalized $13,148,000 of notes payable to the Former Parent in 2004 and the Company repaid the remaining balance of the notes payable of $3,000,000 as of May 29, 2004 (see Note H) from the proceeds of the initial public offering in June 2004. Further, the Company and the Former Parent will provide indemnification to each other, as defined.

The Tax Allocation Agreement governs the respective rights, responsibilities and obligations of the Former Parent and the Company after the initial public offering with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns, previously included in the tax-sharing arrangement (see Note A-13).

Allocations From Former Parent

Certain identifiable, allocable costs incurred by the Former Parent on behalf of the Company with respect to commissions, foreign selling and administrative expenses were proportionately charged to the Company through December 31, 2004.

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

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

These costs are included in the respective statements of income as follows:

	2005	2004	2003
	(in thousands)
Cost of Goods Sold:
Insurance	$216	$450	$366

Selling and administrative:
Corporate services	163	380	284
Insurance	6	45	46

	169	425	330

	$385	$875	$696

Details of amounts due from/(to) Former Parent are as follows:

	2005	2004	2003
OEM sales to Former Parent	$34	$86	$22
Inventory transfer	62
Administrative services	(11)
Income taxes		(739)	(1,268)

	$85	$(653)	$(1,246)

Sales to Former Parent and Former Parent’s Affiliates

Sales to the Former Parent and the Former Parent’s affiliates were approximately $979,000, $894,000, and $958,000 in 2005, 2004, and 2003, respectively.

Agreement with Former Director

The Company entered into an agreement in January 2004, with Donald A. Meyer, who resigned as a director as of March 1, 2004, under which Mr. Meyer agreed to serve as the trustee of the Company’s 401(k) savings plan and to provide other consulting services at the Company’s request. The agreement is for a term of 36 months but will terminate sooner upon a change of control of the Company, Mr. Meyer’s death or a material breach of the agreement that is not cured within 30 days. Mr. Meyer is receiving 36 equal monthly payments of $3,500 and reimbursement for reasonable business expenses incurred in providing services under the agreement. The fees paid in 2005 and 2004 were $42,000 and $17,500, respectively.

Mr. Meyer remained a director of the Former Parent until October 2004, at which time he was appointed a director emeritus. Further, the expiration date of Mr. Meyer’s options have been extended under this agreement to the earlier of (i) December 31, 2006 or (ii) the tenth anniversary of the original grant date of each option. In connection with the extension of the expiration date of Mr. Meyer’s options, the fair value of Mr. Meyer’s options to acquire 42,263 of the Company’s common stock has been recorded as a non-cash dividend to the Former Parent in the amount of $468,000, with the corresponding credit to “Additional Paid-in Capital” on the effective date.

Consulting Agreement with Director

Under the Separation Agreement, the Company assumed 35% of the Former Parent’s payment obligations to Howard Stern, a director of the Company, and a member of the Former Parent’s Board of Directors through

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

December 31, 2004. In 2005, total payments made to the Former Parent under this agreement totaled $44,000. Under the agreement, Mr. Stern provided consulting on corporate governance, investor relations and other matters, and generally provided guidance and assistance on industry-related matters.

Related Party Purchases

During 2005 and 2004, the Company purchased $192,000 and $229,700, respectively, of products and services from a company in which an officer of the Company was a partner and executive officer. In 2005, the officer resigned as an officer of the entity and sold his ownership interest in it.

NOTE M - RETIREMENT PLANS

The Company has a profit-sharing plan under which the Company makes discretionary contributions to eligible employees, and a companion 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by the Company. Profit-sharing contributions were $360,000, $313,000, and $266,000 in 2005, 2004, and 2003, respectively. Matching contributions were $211,000, $178,000, and $155,000 in 2005, 2004, and 2003, respectively.

NOTE N - STOCKHOLDERS’ EQUITY

1. Capitalization

On February 27, 2004 the Company’s Board of Directors and the Former Parent, as sole stockholder, approved the Company’s Amended and Restated Certificate of Incorporation (the “Amended Certificate”). Under the Amended Certificate, the authorized capital stock of the Company is 50,000,000 shares, consisting of 45,000,000 shares of common stock, par value $.01 per share and 5,000,000 shares of preferred stock, par value $.01 per share. Pursuant to the Amended Certificate, (i) each share of voting common stock, $1 par value and (ii) each share of non-voting common stock, $1 par value has been reclassified and exchanged into 9,200 shares of issued, fully paid, non-assessable Common Stock for a total of 9,200,000 shares to be then outstanding. Share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for the reclassification and exchange.

The holders of the common stock are entitled to one vote for each share held. Subject to preferences applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for dividend payments. If the Company liquidates, dissolves, or winds up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no pre-emptive rights or rights to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

The Company’s board of directors has the authority to (i) issue the undesignated preferred stock in one or more series, (ii) determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly un-issued series of undesignated preferred stock and (iii) fix the number of shares constituting any series and the designation of the series, without any further vote or action by the Company’s stockholders.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

2. Initial Public Offering and Separation from Former Parent (E-Z-EM)

On May 27, 2004, the Company completed an initial public offering (“IPO”), selling 1,950,000 shares of common stock at $11.00 per share. Proceeds from the IPO, net of underwriting costs totaling $1,501,500, amounting to $19,948,500 were classified as “Stock Subscription Receivable” in the accompanying balance sheet as of May 29, 2004, and were received by the Company on June 2, 2004. At May 29, 2004, the net proceeds of the IPO credited to common stock and additional paid-in capital aggregated $18,670,000, after total financing costs of $2,779,500, and E-Z-EM owned 9,200,000, or 82.5% of the 11,150,000 shares outstanding. On June 15, 2004, the underwriters exercised the over-allotment and acquired 292,500 shares at $11.00 per share, less underwriting discounts and commissions, and on June 18, 2004, the Company received net proceeds of $2,992,275, net of underwriting costs. At June 18, 2004, E-Z-EM’s ownership decreased to 80.4%.

On August 17, 2004, the E-Z-EM Board of Directors approved the separation of the Company from E-Z-EM by means of a tax-free dividend of E-Z-EM’s remaining ownership of the Company. E-Z-EM had received a favorable ruling from the IRS that the distribution by E-Z-EM of its shares of the Company’s stock would be tax-free to E-Z-EM and to E-Z-EM’s shareholders for U.S. federal income tax purposes. The distribution of E-Z-EM’s 9,200,000 shares of the Company occurred at the close of business on October 30, 2004, to E-Z-EM stockholders of record as of October 11, 2004.

3. Stock Options

1997 Stock Option Plan:

In 1997, the Company adopted a Stock Option Plan (the “1997 Plan”). The 1997 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options and to members of the Board of Directors and consultants of nonqualified stock options. A total of 1,497,674 shares of the Company’s common stock may be issued under the Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the fair market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1997 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1997 Plan terminates in March 2007. The vesting schedule is subject to the discretion of the Company’s Board of Directors. Options outstanding at May 28, 2005 are exercisable immediately upon vesting. Options outstanding at May 29, 2004 that vested on or before December 30, 2004, became exercisable on December 30, 2004. In addition, all options, whether vested or not, become exercisable in full immediately upon a change of control, as defined under the 1997 Plan.

2004 Stock and Incentive Award Plan:

In 2004, the Company adopted the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive options to the Company’s employees and for the grant of non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to the Company’s employees, directors and other service providers. A total of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 2004 Plan, of which up to 800,000 shares may be issued upon the exercise of incentive stock options. The compensation committee of the Board of Directors administers the 2004 Plan. The committee determines the exercise price of options granted under the 2004 Plan, but for all incentive stock options the exercise price must at least be equal to the fair market value of the Company’s common stock on the date of grant and vesting terms. The term of an incentive stock option may not exceed ten years.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

Mirror Stock Option Plans:

In connection with the completion of the spin-off of the Company by E-Z-EM (see Note A), as of October 29, 2004, all outstanding E-Z-EM options (“E-Z-EM Pre-spin Options”) were adjusted and Company options (the “Mirror Options”) were issued to E-Z-EM option holders. The E-Z-EM Pre-spin Options and the Mirror Options are collectively referred to herein as the “Replacement Options”.

The exercise price and the number of shares subject to each of the Replacement Options was established pursuant to a formula designed to ensure that: (1) the aggregate “intrinsic value” (i.e., the difference between the exercise price of the option and the market price of the common stock underlying the option) of the Replacement Option did not exceed the aggregate intrinsic value of the outstanding E-Z-EM Pre-spin Option that were replaced by such Replacement Option immediately prior to the spin-off and (2) the ratio of the exercise price of each option to the market value of the underlying stock immediately before and after the spin-off was preserved.

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

The following schedule summarizes stock option activity as of and for the years ended May 28, 2005, May 29, 2004, and May 31, 2003:

	2005		2004		2003
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	1,490,318	$5.21	1,305,249	$4.46	1,285,909	$4.41
Granted	737,769	$8.25	193,432	$10.24	31,364	$6.52
Exercised	(599,766)	$4.22
Forfeited	(75,929)	$7.28	(8,363)	$4.62	(12,024)	$4.35

Outstanding at end of year	1,552,392	$6.93	1,490,318	$5.21	1,305,249	$4.46

Options exercisable at year-end	1,057,318	$4.69	None		None

Weighted-average fair value of options granted during the year		$6.52		$5.74		$4.02

On May 28, 2005, there remained 21,716 and 678,227 shares available for granting of options under the 1997 and 2004 Plans, respectively. Options are exercisable into common stock.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

The following information applies to options outstanding at May 28, 2005:

Range of exercise prices	Number outstanding	Weighted- average remaining life in years	Weighted- average exercise price	Number Exercisable	Weighted- average exercise price
$ 2.57 – $ 3.88	40,259	1.36	$2.81	35,303	$2.83
$ 4.35 – $ 4.35	819,463	2.14	4.35	801,494	4.35
$ 4.40 – $ 6.54	227,972	3.93	5.23	162,389	4.78
$ 8.39 – $11.00	212,755	8.58	10.70	58,132	10.27
$13.18 – $13.18	203,173	9.15	13.18	—	—
$13.53 – $17.25	14,600	9.86	16.88	—	—
$17.36 – $17.36	8,500	9.92	17.36	—	—
$20.70 – $20.70	25,670	9.64	20.70	—	—

	1,552,392	4.42	$6.93	1,057,318	$4.69

4. Stockholder Rights Plan

In connection with the IPO, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”). Under the Rights Plan each outstanding share of the Company’s common stock issued between the date on which the Parent entered into the underwriting agreement for the IPO and the distribution date, as defined, will be coupled with a stockholders right, as defined. Initially, the stockholder rights have been attached to the certificates representing outstanding shares of common stock, and no separate rights certificates have been distributed. Each right, when exercisable, will entitle the holder to purchase one ten-thousandth of a share of a designated preferred stock at a price of $78.00. Each one ten-thousandth of a share of the designated preferred stock will have economic and voting terms equivalent to one share of the Company’s common stock. Until it is exercised, the right itself will not entitle the holder thereof to any rights as a stockholder, including the right to receive dividends or to vote at stockholder meetings. At any time until the earlier of (1) the distribution date or (2) the final expiration date of the rights agreement, the Company may redeem all of the stockholder rights at a price of $.01 per right. At any time after a person has become an acquiring person and before the acquisition by such person of 50% or more of the outstanding shares of the Company’s common stock, the Company may exchange the stockholder rights in whole or in part, at the defined exchange ratio. The rights plan is designed to protect the Company’s stockholders in the event of unsolicited offers to acquire the Company and other takeover actions, which in the opinion of the Board of Directors could impair their ability to represent the stockholders’ interests.

5. Performance Share and Restricted Stock Unit Awards

On May 11, 2005, the compensation committee of the Company’s board of directors approved grants of 33,750 performance share awards and 33,750 restricted stock unit awards under the 2004 Plan to the Company’s executive officers, effective June 1, 2005. The performance criteria established by the compensation committee for vesting the performance share awards is the achievement of certain earnings per share (“EPS”) goals and revenue goals by the Company for each of the 2006 through 2009 fiscal years. Shares not earned in a fiscal year may be earned in the following fiscal year if the EPS or revenue goals in such following year are exceeded by an amount at least equal to the shortfall for the applicable goal for the preceding year. The performance share awards are subject to additional conditions, including the recipient’s continued employment with the Company. The restricted stock unit awards vest in full upon the recipient’s continued employment with the Company through the end of the Company’s fiscal year ending on or about May 30, 2009. The restricted stock unit awards

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

will be forfeited if the recipient ceases to be employed by the Company, competes with the business of the Company, or otherwise engages in activities detrimental to the Company’s business before such date. The performance share awards and restricted stock units settle in shares of the Company’s common stock on a one-for-one basis.

NOTE O - RESEARCH AND DISTRIBUTION AGREEMENT

In June 2004, the Company signed a Distribution Agreement (the “Agreement”), with a third party, granting to the Company worldwide exclusive rights to market, sell, and distribute products for use in image-guided procedures. The Agreement is effective for an initial term of ten years and will automatically renew for an additional five-year period if certain minimum purchase requirements are met. In consideration for these rights, the Company will pay up to $1,000,000 in five installments, each contingent upon the achievement of specified product development and approval milestone events, as defined. During 2005, the Company made installment payments totaling $500,000, which have been recorded as a component of research and development expenses.

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

NOTE P - COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under non-cancelable operating leases for facilities and equipment. During 2005, 2004, and 2003, aggregate rental costs under all operating leases were approximately $442,000, $359,000, and $435,000, respectively. Future annual payments under non-cancelable operating leases in the aggregate (in thousands), which include escalation clauses, with initial remaining terms of more than one year at May 28, 2005, are summarized as follows:

2006	$75
2007	72
2008	65
2009	26
2010	6

$244

Litigation Matters

On January 6, 2004, Diomed, Inc. filed an action against the Company entitled Diomed, Inc. v. AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleges that the Company infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure Procedure Kit”) and two diode laser systems: the Precision 980 Laser and the Precision 810 Laser, and by conducting a training program for physicians in the use of our VenaCure Procedure Kit. The complaint alleges the Company’s actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit the Company from continuing to market and sell these products, as well as conducting a training program, and asks for compensatory and treble money damages, reasonable attorneys’ fees,

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

costs and pre-judgment interest. The Company believes that the Company’s product does not infringe the Diomed patent. The Company purchases the lasers and laser fibers for its laser systems from biolitec, Inc. under a supply and distribution agreement. Under the Company’s distribution agreement with biolitec, biolitec is required to indemnify the Company against all the Company’s costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys’ fees) that relate in any way to products covered by the agreement. biolitec has engaged counsel on the Company’s behalf to defend this action.

On April 12, 2005, the Court issued a Memorandum and Order on Claims Construction, commonly known as a Markman ruling, in which the Court rejected Diomed’s interpretation of certain claim limitations. Instead, the Court agreed with the Company on certain claim limitations and, as a result, effectively added additional weight to the Company’s position that the proper use of its product does not infringe Diomed’s patent.

The Company has been named as a defendant in an action entitled Duhon, et. al v. Brezoria Kidney Center, Inc., case no. 27084 filed in the District Court of Brezoria County, Texas, 239th Judicial District on December 29, 2003. The complaint alleges that the Company and its co-defendants, E-Z-EM and Medical Components, Inc., or Medcomp, designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The complaint seeks compensatory and other monetary damages in unspecified amounts. Under the Company’s distribution agreement with Medcomp, Medcomp is required to indemnify the Company against all the Company’s costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys’ fees) that relate in any way to products covered by the agreement. The Company has tendered the defense of the Duhon action to Medcomp, and Medcomp has accepted defense of the action. On June 30, 2005, the suit was settled for $500,000 to be paid by Medcomp. The settlement includes dismissal of all claims against the Company and E-Z-EM.

The Company has been named as a defendant in an action entitled Chapa, San Juanita, et. al v. Spohn Hospital Shoreline, et al, file no. 03-60961-00-0-1, filed in the District Court of Nueces County, Texas, on July 22, 2003 and re-filed in November 2004. The complaint alleges that the Company and its co-defendant, Medcomp, designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The complaint seeks compensatory and other monetary damages in unspecified amounts. The Company has tendered the defense of the Chapa action to Medcomp, and Medcomp has accepted defense of the action. Based upon the Company’s prior experience with Medcomp, it expects Medcomp to honor its indemnification obligation to the Company if it is unsuccessful in defending this action.

The Company is party to other legal actions that arise in the ordinary course of business. The Company believes that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

NOTE Q - EXPORT SALES AND OVERSEAS DISTRIBUTORS

The Company’s export sales were $2,531,000, $2,348,000, and $2,656,000 for 2005, 2004, and 2003, respectively.

The Company markets its products internationally through independent distributors. These international distributors may also distribute competitive products under certain circumstances. The international distributors also play an important role in the Company’s clinical testing outside of the United States. The loss of any international distributor would not have a material adverse effect on the Company’s business if a new distributor, sales representative or other suitable sales organization could not be found on a timely basis.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 28, 2005 and May 29, 2004

NOTE R - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations during 2005 and 2004 were as follows:

	2005
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$13,105	$14,402	$15,450	$17,332
Gross profit	6,993	8,064	8,565	9,755
Net income	761	1,036	1,085	1,666
Earnings per common share
Basic	.07	.09	.09	.14
Diluted	.06	.09	.09	.13

	2004
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$10,630	$11,851	$12,455	$14,119
Gross profit	5,535	6,092	6,654	7,520
Net income	308	606	683	1,546
Earnings per common share
Basic	.03	.07	.07	.17
Diluted (1)	.03	.06	.07	.15

(1)	The sum of quarters does not equal the fiscal year due to rounding.

ANGIODYNAMICS, Inc. and Subsidiary

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C		Column D		Column E
	Balance At Beginning Of period	Additions		Deductions- describe		Balance At end Of period
Description		(1) Charged to costs and expenses	(2) Charged to Other Accounts- describe
Fifty-two weeks Ended May 31, 2003 Allowance for inventory obsolescence	$737	$274		$(335	)(b)	$676
Allowance for deferred tax asset	1,338			(119	)(c)	1,219
Allowance for doubtful accounts	229	13		(14	)(a)	228

Totals	$2,304	$287		$(468)		$2,123

Fifty-two weeks Ended May 29, 2004 Allowance for inventory obsolescence	$676	$458		$(249	)(b)	$885
Allowance for deferred tax asset	1,219			(693	)(c)	526
Allowance for doubtful accounts	228	64		(3	)(a)	289

Totals	$2,123	$522		$(945)		$1,700

Fifty-two weeks Ended May 28, 2005 Allowance for inventory obsolescence	$885	$76		$(182	)(b)	$779
Allowance for deferred tax asset	526	102				628
Allowance for doubtful accounts	289	(71)		(15	)(a)	203

Totals	$1,700	$107		$(197)		$1,610

(a)	Accounts written off as uncollectible
(b)	Writeoffs of obsolete or expired inventory
(c)	Utilizations of fully-reserved capital loss carryforwards