Form 10-Q
period 2005-08-27
ANGIODYNAMICS INC
filed 2005-10-07
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2005

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

As of September 29, 2005, there were 12,231,428 shares of the issuer’s common stock outstanding.

AngioDynamics, Inc. and Subsidiary

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 27, 2005	May 28, 2005
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,298	$14,498
Marketable securities, at fair value	15,516	12,601
Accounts receivable - trade, net of allowance for doubtful accounts of $196 and $203, respectively	9,484	9,929
Inventories	10,998	10,264
Deferred income taxes	736	736
Due from former parent		85
Prepaid expenses and other	1,004	1,594

Total current assets	51,036	49,707

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	8,895	8,528

DEFERRED INCOME TAXES	501	501

INTANGIBLE ASSETS, less accumulated Amortization of $1,067 and $1,036, respectively	808	839

OTHER ASSETS	95	97

TOTAL ASSETS	$61,335	$59,672

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	August 27, 2005	May 28, 2005
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,135	$3,971
Accrued liabilities	3,118	3,491
Due to former parent	4
Current portion of long-term debt	170	165

Total current liabilities	6,427	7,627

LONG-TERM DEBT, net of current portion	2,890	2,935

Total liabilities	9,317	10,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share - 5,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $.01 per share - 45,000,000 shares authorized; issued and outstanding 12,220,630 shares at August 27, 2005 and 12,051,632 shares at May 28, 2005	122	121
Additional paid-in capital	54,477	52,878
Accumulated deficit	(2,427)	(3,720)
Accumulated other comprehensive loss	(154)	(169)

Total stockholders’ equity	52,018	49,110

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,335	$59,672

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Thirteen weeks ended
	August 27, 2005	August 28, 2004
Net sales	$16,367	$13,105
Cost of goods sold	6,847	6,112

Gross profit	9,520	6,993

Operating expenses
Selling and marketing	4,524	3,463
General and administrative	1,563	1,132
Research and development	1,519	1,128

Total operating expenses	7,606	5,723

Operating profit	1,914	1,270

Other income (expenses)
Interest income	163	51
Interest expense	(37)	(36)
Other income	39

Income before income tax provision	2,079	1,285

Income tax provision	786	524

NET INCOME	$1,293	$761

Earnings per common share
Basic	$.11	$.07

Diluted	$.10	$.06

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Thirteen weeks ended August 27, 2005

(unaudited)

(in thousands, except share data)

			Additional paid-in capital		Accumulated other comprehensive loss	Total	Compre- hensive income
	Common stock			Accumulated deficit
	Shares	Amount
Balance at May 28, 2005	12,051,632	$121	$52,878	$(3,720)	$(169)	$49,110

Net income				1,293		1,293	$1,293
Exercise of stock options	162,410	1	759			760
Tax benefit on exercise of stock options			723			723
Purchases of common stock under Employee Stock Purchase Plan (the “ESPP”)	6,588		95			95
Compensation related to stock option plans			22			22
Unrealized loss on marketable securities, net of tax of $6					(10)	(10)	(10)
Unrealized gain on interest rate swap, net of tax of $15					25	25	25

Comprehensive income							$1,308

Balance at August 27, 2005	12,220,630	$122	$54,477	$(2,427)	$(154)	$52,018

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Thirteen weeks ended
	August 27, 2005	August 28, 2004
Cash flows from operating activities:
Net income	$1,293	$761
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	225	183
Tax benefit on exercise of stock options	723
Gain on sale of marketable securities	(38)
Deferred income tax provision	(8)
Provision (benefit) for doubtful accounts	(7)	(29)
Compensation related to stock option plans	155	14
Changes in operating assets and liabilities
Accounts receivable	452	797
Inventories	(734)	(671)
Prepaid expenses and other assets	590	161
Accounts payable and accrued liabilities	(1,303)	(621)
Income taxes payable		45
Due to/from former parent	89	(350)

Net cash provided by operating activities	1,437	290

Cash flows from investing activities:
Additions to property, plant and equipment	(559)	(258)
Purchases of marketable securities	(8,409)	(2)
Proceeds from sales of marketable securities	5,516

Net cash used in investing activities	(3,452)	(260)

Cash flows from financing activities:
Repayment of long-term debt	(40)	(35)
Payment of note payable - former parent		(3,000)
Proceeds from stock subscription receivable		19,949
Proceeds from issuance of common stock		2,992
Proceeds from issuance of common stock under the ESPP	95
Proceeds from the exercise of stock options	760
Payments of costs relating to initial public offering		(934)

Net cash provided by financing activities	815	18,972

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,200)	19,002

Cash and cash equivalents
Beginning of period	14,498	1,747

End of period	$13,298	$20,749

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

(in thousands)

	Thirteen weeks ended
	August 27, 2005	August 28, 2004
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$37	$38

Income taxes	$91

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 27, 2005 and August 28, 2004

(unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of August 27, 2005, the consolidated statement of stockholders’ equity and comprehensive income for the thirteen weeks ended August 27, 2005, and the consolidated statements of income and cash flows for the periods ended August 27, 2005 and August 28, 2004, have been prepared by the Company without audit. The consolidated balance sheet as of May 28, 2005, was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of August 27, 2005 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 28, 2005, filed by the Company on August 26, 2005. The results of operations for the periods ended August 27, 2005 and August 28, 2004 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements include the accounts of AngioDynamics, Inc. and its wholly-owned subsidiary, Leocor, Inc. (“Leocor”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated. The Company’s operations are classified in one segment, peripheral vascular disease, as management of the Company’s products and services follows principally the same marketing, production, and technology strategies.

NOTE B - STOCK-BASED COMPENSATION

As of August 27, 2005, the Company has two stock-based compensation plans, exclusive of the stock option plans related to the distribution by E-Z-EM, Inc. (“E-Z-EM” or the “Former Parent”) of all of its shares of the Company’s common stock to the E-Z-EM stockholders in October 2004 (see Note K). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, SFAS No. 123, “Accounting for Stock-based Compensation” for non-employees, and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During the thirteen weeks ended August 27, 2005 and August 28, 2004, compensation expense of $22,000 and $14,000, respectively, was recognized under these plans for options granted to consultants. During the thirteen weeks ended August 27, 2005, compensation expense of $38,000 and $95,000 was recognized under these plans for restricted stock unit and performance share awards, respectively, granted to employees.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 27, 2005 and August 28, 2004

(unaudited)

NOTE B - STOCK-BASED COMPENSATION (continued)

Performance share awards are accounted for under the provisions of APB No. 25 for variable awards.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options and awards granted under these plans to employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS No. 123, the Company’s pro forma net income and earnings per common share would be as follows:

	Thirteen weeks ended
	August 27, 2005	August 28, 2004
	(in thousands)
Net income
As reported	$1,293	$761
Add total stock-based compensation recorded under intrinsic value based method for restricted stock unit and performance share awards, net of tax effects	88

Deduct total stock-based compensation under fair value based method for all awards, net of tax effects	(274)	(231)

Pro forma net income	$1,107	$530

Earnings per common share
Basic - as reported	$.11	$.07
Basic - pro forma	.09	.05

Diluted - as reported	$.10	$.06
Diluted - pro forma	.09	.04

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 27, 2005 and August 28, 2004

(unaudited)

NOTE C - EARNINGS PER COMMON SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and restricted stock unit awards, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period.

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Thirteen weeks ended
	August 27, 2005	August 28, 2004
Basic	12,143,287	11,378,214
Effect of dilutive securities	713,679	411,756

Diluted	12,856,966	11,789,970

NOTE D – EFFECTS OF RECENTLY ISSUED PRONOUNCEMENTS

In August 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS No. 123(R), “Share-Based Payment”, that a freestanding financial instrument originally subject to the SFAS becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The provisions of this FSP are effective upon the Company’s initial adoption of SFAS 123(R), which is currently set for the first quarter of the fiscal year ending June 2, 2007. The Company has not determined the impact of this staff position on the financial statements of the Company at this time.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 27, 2005 and August 28, 2004

(unaudited)

NOTE E – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related tax, are as follows:

	August 27, 2005	May 28, 2005
	(in thousands)
Fair value on interest rate swap	$(155)	$(180)
Unrealized holding gain on marketable securities	1	11

Accumulated other comprehensive loss	$(154)	$(169)

NOTE F – MARKETABLE SECURITIES

Marketable securities as of August 27, 2005 consist of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(in thousands)
Marketable securities
U.S. government agency obligations	$10,016	$28	$(39)	$10,005
Corporate bond securities	5,501	18	(8)	5,511

	$15,517	$46	$(47)	$15,516

Marketable securities as of May 28, 2005 consist of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(in thousands)
Marketable securities
U.S. government agency obligations	$7,642	$30	$(45)	$7,627
Corporate bond securities	4,944	30		4,974

	$12,586	$60	$(45)	$12,601

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 27, 2005 and August 28, 2004

(unaudited)

NOTE F – MARKETABLE SECURITIES (continued)

As of August 27, 2005, the Company held securities with a fair value of $8,961,000, that had unrealized losses totaling $47,000. As of May 28, 2005, the Company held securities with a fair value of $4,456,000, that had unrealized losses totaling $45,000.

The amortized cost and fair value of marketable securities as of August 27, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$14,009	$14,033
Due after one through five years	1,508	1,483

	$15,517	$15,516

NOTE G - INVENTORIES

Inventories consist of the following:

	August 27, 2005	May 28, 2005
	(in thousands)
Finished goods	$6,060	$6,014
Work in process	1,592	1,532
Raw materials	3,346	2,718

	$10,998	$10,264

Reserves for excess and obsolete inventory were $854,000 and $779,000 at August 27, 2005 and May 28, 2005, respectively.

NOTE H – DISTRIBUTION AGREEMENT

In June 2004, the Company signed a Distribution Agreement (the “Agreement”) granting to the Company worldwide exclusive rights to market, sell, and distribute products for use in image-guided procedures. The Agreement is effective for an initial term of ten years and will automatically renew for an additional five-year period if certain minimum purchase requirements are met. In consideration for these rights, the Company will pay up to $1,000,000 in five installments, each contingent upon the achievement of specified product development and approval milestone events, as defined. During the thirteen weeks ended August 27, 2005, the Company made an installment payment of $100,000, which has been recorded as a component of research and development expenses.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 27, 2005 and August 28, 2004

(unaudited)

NOTE H – DISTRIBUTION AGREEMENT (continued)

The Agreement contained an option for the Company to purchase 100% of the capital stock or substantially all assets of the entity that owns the products for the sum of $15,000,000, payable in four equal installments of $3,750,000 over a two-year period from the closing date of the purchase option. On August 22, 2005, the Company declined to exercise the purchase option and it terminated.

NOTE I - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 27, 2005	May 28, 2005
	(in thousands)
Payroll and related expenses	$2,174	$2,537
Fair value of interest rate swap	246	286
Other	698	668

	$3,118	$3,491

NOTE J – RELATED PARTY TRANSACTIONS

Certain identifiable, allocable costs incurred by the Former Parent on behalf of the Company for commissions, foreign selling expenses and administrative expenses were proportionately charged to the Company through December 31, 2004, under the Master Separation and Distribution Agreement with the Former Parent.

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

For the thirteen weeks ended August 27, 2005, the Company did not incur any charges from the Former Parent for insurance or corporate services. During the thirteen weeks ended August 28, 2004, the Company incurred charges of $123,000 and $66,000, from the Former Parent for insurance and corporate services, respectively.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 27, 2005 and August 28, 2004

(unaudited)

NOTE J – RELATED PARTY TRANSACTIONS (continued)

Details of amounts due (to)/from former parent are as follows as of:

	August 27, 2005		May 28, 2005
Sales to former parent	$		$34
Inventory transfer			62
Income taxes		(4)
Administrative services			(11)

		$(4)	$85

NOTE K – COMMON STOCK

Stock Option Plans

During the thirteen weeks ended August 27, 2005, options for a total of 280,200 shares of common stock were granted to employees and directors under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). During the thirteen weeks ended August 27, 2005, options for a total of 1,000 shares of common stock were granted to consultants under the 1997 Stock Option Plan (the “1997 Plan”). All options were granted at exercise prices equal to the quoted market price of the Company’s common stock at the date of the grants. Options under these grants vest 25% per year over four years for employees, 33 1/3% per year over three years for directors, and 100% after one year for consultants. All options expire on the tenth anniversary of the grant date.

Options for a total of 105,746 and 825 shares of common stock were exercised under the 1997 Plan and 2004 Plan, respectively, during the thirteen weeks ended August 27, 2005, at prices ranging from $4.35 to $13.18 per share.

During the thirteen weeks ended August 27, 2005, options for a total of 1,273 and 2,350 shares of common stock were forfeited under the 1997 Plan and 2004 Plan, respectively, at prices ranging from $4.35 to $17.25 per share.

As of August 27, 2005, options to acquire 784,602 and 49,764 shares of common stock were exercisable under the 1997 Plan and 2004 Plan, respectively.

In connection with the completion of the separation and spin-off of the Company from E-Z-EM, as of October 29, 2004, all outstanding E-Z-EM options (“E-Z-EM Pre-spin Options”) were adjusted and Company options (the “Mirror Options”) were issued to E-Z-EM option holders. The E-Z-EM Pre-spin Options and the Mirror Options are collectively referred to herein as the “Replacement Options”.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 27, 2005 and August 28, 2004

(unaudited)

NOTE K – COMMON STOCK (continued)

The exercise price and the number of shares subject to each of the Replacement Options was established pursuant to a formula designed to ensure that: (1) the aggregate “intrinsic value” (i.e., the difference between the exercise price of the option and the market price of the common stock underlying the option) of the Replacement Option did not exceed the aggregate intrinsic value immediately prior to the spin-off of the outstanding E-Z-EM Pre-spin Option replaced by such Replacement Option and (2) the ratio of the exercise price of each option to the market value of the underlying stock immediately before and after the spin-off was preserved.

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

Mirror Options for a total of 55,839 shares of common stock were exercised during the thirteen weeks ended August 27, 2005, respectively, at prices ranging from $2.95 to $9.80 per share. Mirror Options to acquire 143,807 shares of common stock were exercisable as of August 27, 2005.

Employee Stock Purchase Plan

In July 2004, the Company adopted the AngioDynamics, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”), which was approved by stockholders on October 18, 2004. The Stock Purchase Plan provides a means by which employees of the Company (the “participants”) may be given an opportunity to purchase common stock of the Company through payroll deductions. The maximum number of shares to be offered under the Stock Purchase Plan will be 200,000 shares of the Company’s common stock, subject to any increase authorized by the board of directors. Shares will be offered through two overlapping offering periods, each with a duration of approximately 12 months, commencing on the first business day on or after December 1st and June 1st of each year, and each consisting of a series of successive three-month purchase periods. A participant may not participate in more than one offering period at a time. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 27, 2005 and August 28, 2004

(unaudited)

NOTE K – COMMON STOCK (continued)

more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the board of directors, as defined. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. For the thirteen weeks ended August 27, 2005, 6,588 shares were issued at an average price of $14.41 per share, under the Stock Purchase Plan.

Performance Share and Restricted Stock Unit Awards

On May 11, 2005, the compensation committee of the Company’s board of directors approved grants of 33,750 performance share awards and 33,750 restricted stock unit awards under the 2004 Plan to the Company’s executive officers, effective June 1, 2005. The performance criteria established by the compensation committee for earning the performance share awards is the achievement of certain earnings per share (“EPS”) goals and revenue goals by the Company for each of the 2006 through 2009 fiscal years. Shares not earned in a fiscal year may be earned in the following fiscal year if the EPS or revenue goals in such following year are exceeded by an amount at least equal to the shortfall for the applicable goal for the preceding year. The performance share awards are subject to additional conditions, including the recipient’s continued employment with the Company. The restricted stock unit awards vest in full upon the recipient’s continued employment with the Company through the end of the Company’s fiscal year ending on or about May 30, 2009. The restricted stock unit awards will be forfeited if the recipient ceases to be employed by the Company, competes with the business of the Company, or otherwise engages in activities detrimental to the Company’s business before such date. The performance share awards and restricted stock units settle in shares of the Company’s common stock on a one-for-one basis.

NOTE L – LITIGATION

On January 6, 2004, Diomed, Inc. filed an action against the Company entitled Diomed, Inc. v. AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleges that the Company infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure Procedure Kit”) and two diode laser systems: the Precision 980 Laser and the Precision 810 Laser, and by conducting a training program for physicians in the use of our VenaCure Procedure Kit. The complaint alleges the Company’s actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit the Company from continuing to market and sell

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 27, 2005 and August 28, 2004

(unaudited)

NOTE L – LITIGATION (continued)

these products, as well as conducting a training program, and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest. The Company believes that the Company’s product does not infringe the Diomed patent. The Company purchases the lasers and laser fibers for its laser systems from biolitec, Inc. (“biolitec”) under a supply and distribution agreement. Under the Company’s agreement with biolitec, biolitec is obligated, at its sole cost and expense, to defend this action and has engaged counsel on the Company’s behalf.

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

The Company has been named as a defendant in an action entitled Duhon, et. al v. Brezoria Kidney Center, Inc., case no. 27084 filed in the District Court of Brezoria County, Texas, 239th Judicial District on December 29, 2003. The complaint alleges that the Company and its co-defendants, E-Z-EM and Medical Components, Inc., or Medcomp, designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The complaint seeks compensatory and other monetary damages in unspecified amounts. Under the Company’s distribution agreement with Medcomp, Medcomp is required to indemnify the Company against all the Company’s costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys’ fees) that relate in any way to products covered by the agreement. The Company has tendered the defense of the Duhon action to Medcomp, and Medcomp has accepted defense of the action. On June 30, 2005, the suit was settled for $500,000 to be paid by Medcomp. The settlement included dismissal of all claims against the Company and E-Z-EM.

The Company has been named as a defendant in an action entitled Chapa, San Juanita, et. al v. Spohn Hospital Shoreline, et al, file no. 03-60961-00-0-1, filed in the District Court of Nueces County, Texas, on July 22, 2003, and re-filed in November 2004. The complaint alleges that the Company and its co-defendant, Medcomp, designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The complaint seeks compensatory and other monetary damages in unspecified amounts. The Company has tendered the defense of the Chapa action to Medcomp, and Medcomp has accepted defense of the action. Based upon the Company’s prior experience with Medcomp, it expects Medcomp to honor its indemnification obligation to the Company if it is unsuccessful in defending this action.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 27, 2005 and August 28, 2004

(unaudited)

NOTE L – LITIGATION (continued)

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. In some cases, forward-looking statements may be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, “predicts”, “potential”, “continue” or variations of such terms or similar expressions. These statements relate to future events or AngioDynamics’ future financial performance and involve known and unknown risks, uncertainties and other factors that may cause AngioDynamics or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among other things, our ability to develop new products and enhance existing products, our ability to protect our intellectual property, pending and potential intellectual property infringement claims by third parties, our dependence on single source suppliers, our relationships with interventional physicians, the difficulty in predicting our sales and planning our manufacturing requirements, the performing by cardiologists of more interventional procedures, possible undetected defects in our products, pending and potential product liability claims by customers or patients, the volatility of our operating results, the effect on our operations of healthcare reform measures, potential declines in reimbursements by government or other third-party payors for procedures using our products, failure to obtain regulatory approvals for our products, a disaster or other disruption at our manufacturing facility or the facilities of our suppliers, and our likely need for additional financing to fund any significant acquisitions. We discuss certain of these matters more fully in other of our filings with the SEC, including our Annual Report on Form 10-K for our 2005 fiscal year, which was filed with the SEC on August 26, 2005. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these matters, including changes in facts or other factors, the actual circumstances relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

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

We sell our broad line of quality devices in the United States through a direct sales force which, as of August 27, 2005, was comprised of 46 sales persons, seven regional managers and a vice president of sales. In an effort to generate increased sales, we intend to expand our domestic sales force to 70 direct sales representatives within the next three years. Outside the United States, we sell our products indirectly through a network of distributors in 34 markets. Historically, no more than 5% of our net sales have been in non-U.S. markets.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing, and strategic alliances. In this regard, our strategic plan calls for an annual investment of 8% of sales for research and development activities.

In addition, we also seek to grow through selective acquisitions of complementary products, technologies or businesses. Our cash resources are limited and, except to the extent we can use our equity securities as acquisition capital, which is also presently limited due to restrictions related to our spin-off from E-Z-EM, we will require additional equity or debt financing to fund any significant acquisitions. We cannot assure you that we will be able to successfully identify or consummate any such acquisitions or that any required financing will be available on terms satisfactory to us or at all.

Our ability to further increase our profitability will depend in large part on improving our gross profit margin. As discussed below, our gross profit margin has improved significantly in recent periods, primarily due to increased sales of higher margin products. We expect continued steady growth of our gross profit margin, as we expand our efforts to increase sales of such higher margin products as our Morpheus CT PICC and EvenMore catheter, and develop and introduce additional higher margin products. We also plan to take advantage of our expanded production facility to manufacture more of the products we sell, which we anticipate will further improve our margins. However, we cannot assure you that our efforts will result in continued improvement in our gross margins and profitability. We expect that revenue growth and gross margin improvements will continue to be offset somewhat by increases in selling expenses from the addition of direct sales personnel, as discussed above, and from additional expenses incurred as a result of operating as a public company, independent of our former parent company, E-Z-EM, Inc.

Our fiscal quarters ended August 27, 2005 and August 28, 2004 both represent thirteen weeks. The thirteen weeks ended August 27, 2005 are referred to as the “2006 quarter” and the thirteen weeks ended August 28, 2004 are referred to as the “2005 quarter”.

For the 2006 quarter, we reported net income of $1.3 million, or $0.11 and $0.10 per common share on a basic and diluted basis, respectively, on revenues of $16.4 million. For the 2005 quarter, we reported net income of $761,000, or $0.07 and $0.06 per common share on a basic and diluted basis, respectively, on revenues of $13.1 million. Gross profit margin improved to 58.2% for the 2006 quarter from 53.4% for the 2005 quarter. Cash flow from operations was $1.4 million, an increase of $1.1 million from the 2005 quarter.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the thirteen weeks ended August 27, 2005 and August 28, 2004.

	Thirteen weeks ended
	August 27, 2005	August 28, 2004
Net Sales	100.0%	100.0%
Gross profit	58.2%	53.4%
Selling and marketing expenses	27.6%	26.4%
General and administrative expenses	9.6%	8.7%
Research and development expenses	9.3%	8.6%
Operating profit	11.7%	9.7%
Other income	1.0%	0.1%
Net income	7.9%	5.8%

Net Sales. Net sales for the 2006 quarter increased by 24.9%, or $3.3 million, to $16.4 million, compared with the 2005 quarter. The increase in sales was primarily due to the continued growth from new products released in, or subsequent to, the 2005 quarter as well as the continuing market share gains of our existing product lines. Faster growing products included our image-guided vascular access line, for which sales increased 157.0% or $1.5 million, due primarily to the continued growth of our Morpheus CT PICC; hemodialysis products, for which sales increased by 17.2%, or $640,000, due mostly to sales of our EvenMore catheter; VenaCure products, for which sales increased by 36.5%, or $556,000; and angiographic products, for which sales increased 10.1%, or $421,000. Substantially all of the increase in our sales was due to increased unit sales, with only 1.6% of the increase attributable to price increases.

Gross Profit. For the 2006 quarter, our gross profit as a percentage of sales increased to 58.2% from 53.4% for the 2005 quarter. The increase in gross profit margin was due primarily to a favorable product mix resulting from increased sales of higher margin products (such as our EvenMore catheter, the VenaCure procedure kit, and the Morpheus CT PICC) and, to a lesser extent, modest price increases implemented subsequent to the 2005 quarter, and manufacturing process improvements.

Selling and marketing expenses. Selling and marketing expenses were 27.6% of net sales for the 2006 quarter, compared with 26.4% for the 2005 quarter. For the 2006 quarter, these expenses increased 30.6%, or $1.1 million, compared with the 2005 quarter. Selling expenses increased 37.1%, or $954,000, due to the increased number of territories and commissions on higher sales. Marketing expenses increased 12.1%, or $108,000, due to increased market research and convention expenses.

General and administrative expenses. General and administrative expenses were 9.6% of net sales for the 2006 quarter, compared with 8.7% for the 2005 quarter. For the 2006 quarter, these expenses increased 38.1%, or $431,000, due to increased legal, consulting and accounting fees and increased personnel costs, all primarily associated with the cost of operating as an independent public company.

Research and development expenses. Research and development (R&D) expenses were 9.3% of net sales for the 2006 quarter, compared to 8.6% for the 2005 quarter. R&D expenses increased by 34.7%, or $391,000, due to expenses associated with ongoing projects.

Other Income (Expenses). Other income increased $150,000 to $165,000 for the 2006 quarter, due to an increase in interest income of $112,000. Both an increase in our investment portfolio and higher yields contributed to this increase. Other income for the 2006 quarter also includes realized gains on the sale of marketable securities totaling $39,000.

Income Taxes. Our effective tax rate for the 2006 quarter was 37.8% compared to 40.8% for the 2005 quarter. The decrease is attributable to the use of research and development credit carryforwards and contribution carryforwards during the 2006 quarter.

Net Income. For the 2006 quarter, we reported net income of $1.3 million, an increase of 70.0%, or $532,000, over net income of $761,000 for the 2005 quarter. The increase in net income was attributable primarily to increased sales, higher gross profit margin, and increased investment income, partially offset by higher operating expenses.

Liquidity and Capital Resources

For the 2006 quarter, we generated cash flow from operations of $1.4 million on net income of $1.3 million. A tax benefit on the exercise of stock options of $723,000, depreciation and amortization expense of $225,000, and decreases to accounts receivable and prepaid assets were offset partly by decreases in inventory and accounts payable.

For the 2006 quarter, our investing activities used net cash of $3.5 million, due primarily to our net investment of $2.9 million of excess cash and cash generated from operations into U.S. Government obligations and corporate securities. Additionally, we made equipment purchases and building improvements totaling $559,000 during the 2006 quarter.

Financing activities provided net cash of $815,000 for the 2006 quarter, due to proceeds of $855,000 received from the exercise of stock options and purchases under our employee stock purchase. These proceeds were offset by a principal payment of $40,000 made on our long-term debt.

There have been no material changes with respect to our contractual obligations and their effect on liquidity and cash flows previously disclosed in our Annual Report on 10-K for our fiscal year ended May 28, 2005.

For the 2006 quarter, we funded capital expenditures and our working capital requirements (exclusive of an installment payment of $100,000 under a distribution agreement) with cash from operations. Our current policy is to fund operations and capital requirements without incurring significant debt. In fiscal 2003, we financed our facility expansion with long-term industrial revenue bonds. As of August 27, 2005, and May 28, 2005, debt (current maturities of long-term debt and long-term debt) was $3.1 million. On November 22, 2004, we renewed our $3.0 million bank line of credit with KeyBank National Association, which extended the line of credit to November 30, 2005. Advances under the line of credit will bear interest at the bank’s prime rate plus 0.50%. Accrued interest is payable monthly, and all outstanding principal amounts are payable at maturity, subject to a requirement to pay the outstanding principal balance and maintain a zero outstanding balance for at least one 30-day period during the term of the line of credit. All outstanding amounts under the line of credit are immediately due and payable upon any payment default or other default under the security agreement with the bank. No amounts were outstanding under the line of credit as of August 27, 2005.

As of August 27, 2005, approximately $28.8 million, or 47.0%, of our assets consisted of cash and cash equivalents and marketable securities, principally U.S. government issued or guaranteed securities. The current ratio was 8.1 to 1, with working capital of $44.7 million, as of August 27, 2005, compared to a current ratio of 6.5 to 1, with working capital of $42.1 million, as of May 28, 2005.

We are also restricted in our ability to obtain equity financing due to the distribution by E-Z-EM of our stock to its stockholders, which was completed on October 30, 2004. We are limited in the amount of equity securities or convertible debt we can issue in the two years following the stock distribution by E-Z-EM in order to preserve the tax-free treatment of the distribution and avoid tax liabilities to E-Z-EM and its stockholders and corresponding liabilities to us. Specifically, we are limited to issuing no more than approximately 5.5 million shares of our common stock in capital raising transactions over this period.

We believe that our current cash and investment balances, which include the net proceeds from our initial public offering, together with cash generated from operations and our existing line of credit will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If, as discussed above, we seek to make significant acquisitions of other businesses, technologies or products, we will, in all likelihood, require additional financing. We cannot assure you that such financing will be available on commercially reasonable terms, if at all.

Critical Accounting Policies

Our significant accounting policies are summarized in Note A to our consolidated financial statements included in our Annual Report on Form 10-K for our 2005 fiscal year. While all these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. The accounting policies identified as critical are as follows:

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Decisions relative to criterion (iii) regarding collectability are based upon our judgments, as discussed under “Accounts Receivable” below, and should conditions change in the future and cause us to determine this criterion is not met, our results of operations may be affected. We recognize revenue as products are shipped, based on F.O.B. shipping point terms when title passes to customers. We negotiate shipping and credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved by us and, if approved, are subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least 12 months remaining prior to its expiration date.

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

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of income. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. As of August 27, 2005, our valuation allowance and net deferred tax asset were approximately $628,000 and $1.2 million, respectively. We have a tax allocation and indemnification agreement with E-Z-EM with whom we will file consolidated Federal tax returns for periods through October 30, 2004. Under this agreement, we pay Federal income tax based on the amount of taxable income we generate and are credited for Federal tax benefits we generate that can be used by us or other members of the consolidated group. This agreement does not cover tax liabilities arising from state, local and other taxing authorities to whom we report separately.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of August 27, 2005 and May 28, 2005, our reserve for excess and obsolete inventory was $854,000 and $779,000, respectively.

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

Effect of Recently Issued Pronouncements

In August 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS No. 123(R), “Share-Based Payment”, that a freestanding financial instrument originally subject to the SFAS becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The provisions of this FSP are effective upon the Company’s initial adoption of SFAS 123(R), which is currently set for the first quarter of the fiscal year ending June 2, 2007. The Company has not determined the impact of this staff position on the financial statements of the Company at this time.

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

Our excess cash is primarily invested in highly liquid, short-term investment grade securities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of August 27, 2005, we were exposed to interest rate change market risk with respect to our investments in callable U.S. Government agency obligations in the amount of $2,477,000. The interest rate on the callable bonds is subject to the call option being exercised by the debtor. For the thirteen weeks ended August 27, 2005, the weighted average after-tax interest rate on the callable bonds approximated 1.7%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the government bonds by approximately $25,000 on an annual basis.

As of August 27, 2005, we maintained variable interest rate financing of $3,060,000 in connection with our facility expansion. We have limited our exposure to interest rate risk by entering into an interest rate swap agreement with a bank under which we agreed to pay the bank a fixed annual interest rate of 4.45%, and the bank assumed our variable interest payment obligations under the financing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us (including our consolidated subsidiary) in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended August 27, 2005 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiary

Part II: Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our annual report on Form 10-K for the fiscal year ended May 28, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our initial public offering on Form S-1 (reg. No. 333-113329) was declared effective on May 26, 2004.

The following table sets forth our uses of the net proceeds of the offering from the effective date of the offering to the last day of the fiscal quarter covered by this report:

Initial Public Offering

Use of proceeds

as of August 27, 2005

($ in thousands)

Description	Balance
Receipt of net proceeds of Initial Public Offering and underwriters’ over allotment option	$22,941
Repayment of note payable to E-Z-EM, Inc	(3,000)
Payment of expenses related to our initial public offering	(1,505)
Installment payments under a distribution agreement	(600)

Net proceeds as of August 27, 2005	$17,836

Item 3. Defaults Upon Senior Securities

None.

Item  4. Submission Of Matters to a Vote of Security Holders

None.

Item  5. Other Information

None.

Item 6. Exhibits

No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant

3.2	Amended and Restated By-laws of the Registrant

10.1	Distribution Agreement dated June 22, 2004 between AngioDynamics, Inc. and Medical Components Inc.*

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for the redacted portions of the exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, Inc.

(Registrant)

Date October 7, 2005	/s/ Eamonn P. Hobbs
Eamonn P. Hobbs, President,
Chief Executive Officer

Date October 7, 2005	/s/ Joseph G. Gerardi
Joseph G. Gerardi, Vice President - Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)