Form 10-Q
period 2005-11-26
ANGIODYNAMICS INC
filed 2006-01-10
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2005

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

As of January 3, 2006, there were 12,353,411 shares of the issuer’s common stock outstanding.

AngioDynamics, Inc. and Subsidiary

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands)

	November 26, 2005	May 28, 2005
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,043	$14,498
Marketable securities, at fair value	14,440	12,601
Accounts receivable - trade, net of allowance for doubtful accounts of $221 and $203, respectively	10,814	9,929
Inventories	10,705	10,264
Deferred income taxes	735	736
Due from former parent		85
Prepaid expenses and other	1,011	1,594

Total current assets	50,748	49,707

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	9,712	8,528

DEFERRED INCOME TAXES	557	501

INTANGIBLE ASSETS, less accumulated amortization of $1,141 and $1,036, respectively	3,127	839

OTHER ASSETS	94	97

TOTAL ASSETS	$64,238	$59,672

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	November 26, 2005	May 28, 2005
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,042	$3,971
Accrued liabilities	4,793	3,491
Income taxes payable	95
Current portion of long-term debt	175	165

Total current liabilities	7,105	7,627

LONG-TERM DEBT, net of current portion	2,845	2,935

Total liabilities	9,950	10,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share - 5,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $.01 per share - 45,000,000 shares authorized; issued and outstanding 12,285,744 shares at November 26, 2005 and 12,051,632 shares at May 28, 2005	123	121
Additional paid-in capital	55,089	52,878
Accumulated deficit	(772)	(3,720)
Accumulated other comprehensive loss	(152)	(169)

Total stockholders’ equity	54,288	49,110

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,238	$59,672

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Net sales	$18,707	$14,402	$35,074	$27,507
Cost of goods sold	7,861	6,338	14,708	12,450

Gross profit	10,846	8,064	20,366	15,057

Operating expenses
Selling and marketing	5,202	3,773	9,727	7,235
General and administrative	1,700	1,376	3,263	2,509
Research and development	1,545	1,122	3,064	2,250

Total operating expenses	8,447	6,271	16,054	11,994

Operating profit	2,399	1,793	4,312	3,063

Other income (expenses)
Interest income	167	60	330	112
Interest expense	(34)	(38)	(70)	(75)
Other income	73		111

Income before income tax provision	2,605	1,815	4,683	3,100

Income tax provision	950	779	1,735	1,303

NET INCOME	$1,655	$1,036	$2,948	$1,797

Earnings per common share
Basic	$.14	$.09	$.24	$.16

Diluted	$.13	$.09	$.23	$.15

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Twenty-six weeks ended November 26, 2005

(unaudited)

(in thousands, except share data)

			Additional paid-in Capital		Accumulated other comprehensive loss		Comprehensive income
	Common stock			Accumulated deficit
	Shares	Amount				Total
Balance at May 28, 2005	12,051,632	$121	$52,878	$(3,720)	$(169)	$49,110

Net income				2,948		2,948	$2,948
Exercise of stock options	221,751	2	1,029			1,031
Tax benefit on exercise of stock options			960			960
Purchases of common stock under Employee Stock Purchase Plan (the “ESPP”)	12,361		178			178
Compensation related to stock option plans			44			44
Unrealized loss on marketable securities, net of tax of $ 28					(47)	(47)	(47)
Unrealized gain on interest rate swap, net of tax of $ 37					64	64	64

Comprehensive income							$2,965

Balance at November 26, 2005	12,285,744	$123	$55,089	$(772)	$(152)	$54,288

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Twenty-six weeks ended
	November 26, 2005	November 27, 2004
Cash flows from operating activities:
Net income	$2,948	$1,797
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	493	374
Tax benefit on exercise of stock options	960
Gain on sale of marketable securities	(111)
Deferred income tax provision	(64)
Provision (benefit) for doubtful accounts	18	(1)
Compensation related to stock option plans	196	33
Changes in operating assets and liabilities
Accounts receivable	(903)	10
Inventories	(441)	(500)
Due from/to former parent	85	(488)
Prepaid expenses and other	583	(203)
Accounts payable and accrued liabilities	(1,478)	179
Income taxes payable	95	76

Net cash provided by operating activities	2,381	1,277

Cash flows from investing activities:
Additions to property, plant and equipment	(1,569)	(523)
Acquisition of distribution rights	(1,593)
Increase in restricted cash		(1)
Purchases of marketable securities	(12,019)	(9,652)
Proceeds from sales of marketable securities	10,216

Net cash used in investing activities	(4,965)	(10,176)

Cash flows from financing activities:
Repayment of long-term debt	(80)	(75)
Payment of note payable - former parent		(3,000)
Proceeds from stock subscription receivable		19,949
Proceeds from issuance of common stock		2,992
Proceeds from issuance of common stock under the ESPP	178
Proceeds from the exercise of stock options	1,031	84
Payments of costs relating to initial public offering		(949)

Net cash provided by financing activities	1,129	19,001

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,455)	10,102

Cash and cash equivalents
Beginning of period	14,498	1,747

End of period	$13,043	$11,849

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

(in thousands)

	Twenty-six weeks ended
	November 26, 2005	November 27, 2004
Schedule of non-cash investing activity:
Acquisition of distribution rights	$800

Accrued liabilities	$800

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$70	$76

Income taxes	$513	$275

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 26, 2005 and November 27, 2004

(unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of November 26, 2005, the consolidated statement of stockholders’ equity and comprehensive income for the twenty-six weeks ended November 26, 2005, and the consolidated statements of income and cash flows for the periods ended November 26, 2005 and November 27, 2004, have been prepared by the Company without audit. The consolidated balance sheet as of May 28, 2005, was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of November 26, 2005 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 28, 2005, filed by the Company on August 26, 2005. The results of operations for the periods ended November 26, 2005 and November 27, 2004 are not necessarily indicative of the operating results for the respective full fiscal years.

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

NOTE B - STOCK-BASED COMPENSATION

As of November 26, 2005, the Company had two stock-based compensation plans, exclusive of the stock option plans related to the distribution by E-Z-EM, Inc. (“E-Z-EM” or the “Former Parent”) of all of its shares of the Company’s common stock to the E-Z-EM stockholders in October 2004 (see Note O). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, SFAS No. 123, “Accounting for Stock-based Compensation” for non-employees, and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During the thirteen weeks ended November 26, 2005 and November 27, 2004, compensation expense of $22,000 and $19,000, respectively, was recognized under these plans for options granted to consultants. During the twenty-six weeks ended November 26, 2005 and November 27, 2004, compensation expense of $44,000 and $33,000, respectively, was recognized under these plans for options granted to consultants. During the

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 26, 2005 and November 27, 2004

(unaudited)

NOTE B - STOCK-BASED COMPENSATION (continued)

thirteen and twenty-six weeks ended November 26, 2005, compensation expense of $19,000 and $152,000, respectively, was recognized under these plans for restricted stock unit and performance share awards granted to employees.

Performance share awards are accounted for under the provisions of APB No. 25 for variable awards.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options and awards granted under these plans to employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS No. 123, the Company’s pro forma net income and earnings per common share would be as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
	(in thousands)
Net income
As reported	$1,655	$1,036	$2,948	$1,797
Add total stock-based compensation recorded under intrinsic value based method for restricted stock unit and performance share awards, net of tax effects	27	13	129	22
Deduct total stock-based compensation under fair value based method for all awards, net of tax effects	(310)	(465)	(598)	(705)

Pro forma net income	$1,372	$584	$2,479	$1,114

Earnings per common share
Basic - as reported	$.14	$.09	$.24	$.16
Basic - pro forma	.11	.05	.21	.10

Diluted - as reported	$.13	$.09	$.23	$.15
Diluted - pro forma	.11	.05	.19	.09

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 26, 2005 and November 27, 2004

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

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Thirteen weeks ended		Twenty- six weeks ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Basic	12,249,124	11,446,720	12,196,206	11,444,610
Effect of dilutive securities	634,309	606,439	674,237	588,042

Diluted	12,883,433	12,053,159	12,870,443	12,032,652

NOTE D - EFFECTS OF RECENTLY ISSUED PRONOUNCEMENTS

In August 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS No. 123(R)”, “Share-Based Payment”, that a freestanding financial instrument originally subject to the SFAS becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The provisions of this FSP are effective upon the Company’s initial adoption of SFAS 123(R), which is currently set for the first quarter of the fiscal year ending June 2, 2007. The Company has not determined the impact of this staff position on the financial statements of the Company at this time.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 26, 2005 and November 27, 2004

(unaudited)

NOTE E - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related tax, are as follows:

	November 26, 2005	May 28, 2005
	(in thousands)
Fair value on interest rate swap	$(116)	$(180)
Unrealized holding (loss) gain on marketable securities	(36)	11

Accumulated other comprehensive loss	$(152)	$(169)

NOTE F - MARKETABLE SECURITIES

Marketable securities as of November 26, 2005 consist of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(in thousands)
Marketable securities
U.S. government agency obligations	$8,949	$20	$(38)	$8,931
Corporate bond securities	5,551	—	(42)	5,509

	$14,500	$20	$(80)	$14,440

Marketable securities as of May 28, 2005 consist of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(in thousands)
Marketable securities
U.S. government agency obligations	$7,642	$30	$(45)	$7,627
Corporate bond securities	4,944	30	—	4,974

	$12,586	$60	$(45)	$12,601

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 26, 2005 and November 27, 2004

(unaudited)

NOTE F - MARKETABLE SECURITIES (continued)

As of November 26, 2005, the Company held securities with a fair value of $10,772,000, that had unrealized losses totaling $80,000. As of May 28, 2005, the Company held securities with a fair value of $4,456,000, that had unrealized losses totaling $45,000.

The amortized cost and fair value of marketable securities as of November 26, 2005, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$11,489	$11,448
Due after one through five years	3,011	2,992

	$14,500	$14,440

NOTE G - INVENTORIES

Inventories consist of the following:

	November 26, 2005	May 28, 2005
	(in thousands)
Finished goods	$5,777	$6,014
Work in process	1,685	1,532
Raw materials	3,243	2,718

	$10,705	$10,264

Allowance for excess and obsolete inventory were $926,000 and $779,000 at November 26, 2005 and May 28, 2005, respectively.

NOTE H - DISTRIBUTION AGREEMENT

In June 2004, the Company signed a Distribution Agreement (the “Agreement”) granting to the Company worldwide exclusive rights to market, sell, and distribute products for use in image-guided procedures. The Agreement is effective for an initial term of ten years and will automatically renew for an additional five-year period if certain minimum purchase requirements are met. In consideration for these rights, the Company will pay up to $1,000,000 in five installments, each contingent upon the achievement of specified product development and approval milestone events, as defined. During the thirteen and twenty-six weeks ended November 26, 2005, the Company accrued an installment payment of $200,000, which has been recorded as a component of research and development expenses.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 26, 2005 and November 27, 2004

(unaudited)

NOTE I - SUPPLY AND DISTRIBUTION RIGHTS AGREEMENT

On October 17, 2005, the Company entered into a Supply and Distribution Rights Agreement (the “Agreement”) with Bioniche Pharma Group Limited (“Bioniche”).

Under the Agreement, the Company was appointed the exclusive distributor in the Field (as defined below) in the United States and any other areas as may be agreed to by the parties (the “Territory”) of Bioniche’s sodium tetradecyl sulfate product in concentrations of 1% and 3%, and any concentration subsequently approved by the U.S. Food and Drug Administration (the “FDA”), brand name “Sotradecol™”, and any improvements thereto, during the term of the Agreement, together with packaging, labeling and accessories (the “Product”).

The distribution rights cover sales to general surgeons, vascular surgeons, general/vascular surgeons, interventional radiologists, cardiovascular surgeons, cardiothoracic surgeons and cardiologists for the treatment of varicose veins or other vascular indications as may be approved by the FDA (the “Field”). Sotradecol is used in sclerotherapy, a non-surgical procedure to remove varicose veins.

The Agreement also provides the Company with a right of first negotiation for any additional products developed by Bioniche or its affiliates for use in the Field in the Territory. The Company has agreed not to distribute, market or sell in the Field in the Territory during the term of the Agreement any other sclerosing agent approved by the FDA for use in the treatment of varicose veins or other vascular indications in the Territory.

The initial term of the Agreement is seven years, with automatic successive three-year renewal terms unless terminated by either party on 120 days’ written notice. Under the Agreement, the Company is required to pay Bioniche a non-refundable fee of $2.3 million, consisting of $1.5 million payable 30 days after the date of the Agreement and $800,000 payable at the end of the Company’s first fiscal quarter following the first commercial sale of Product.

To maintain its exclusive distribution rights, the Company must purchase minimum quantities of Product in each year of the Agreement. If the Company fails to do so, Bioniche’s sole remedy is to convert the relationship to a non-exclusive distributorship. If a pharmaceutical product containing sodium tetradecyl sulfate or polidocanol as the active ingredient which is approved by the FDA for use in the treatment of varicose veins or other vascular indications in the Territory, other than the Product, is sold in the Field in the Territory by an unaffiliated third party during the term of the Agreement, the annual minimum purchase requirements will automatically be reduced by 50% for the remainder of the Agreement and any renewal term.

Bioniche has agreed to indemnify the Company against, among other things, any injury, illness or death of any person due to the composition or manufacture of the Product. The Company has agreed to indemnify Bioniche against, among other things, any claims based on or attributable to any unauthorized

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 26, 2005 and November 27, 2004

(unaudited)

NOTE I - SUPPLY AND DISTRIBUTION RIGHTS AGREEMENT (continued)

modification or alteration of the Product made by the Company or the combination by the Company of the Product with any medical device. As of November 26, 2005, there were no claims made against either party, and the Company is unable to determine any potential exposure it may have under the indemnification provision.

During the thirteen weeks ended November 26, 2005, the Company made the first payment of $1,500,000 and together with the second non-refundable fee of $800,000 and legal costs to execute the Agreement of $93,000, a total of $2,393,000 has been recorded on the balance sheet under “Intangible Assets” as of November 26, 2005. The pending $800,000 fee has been recorded as a component of “Accrued Liabilities” as of November 26, 2005. The non-refundable fees and associated costs to execute are being amortized over the initial seven-year term of the Agreement.

NOTE J - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	November 26, 2005	May 28, 2005
	(in thousands)
Payroll and related expenses	$2,800	$2,537
Fair value of interest rate swap	185	286
Distribution fee (see Note I)	800
Other	1,008	668

	$4,793	$3,491

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 26, 2005 and November 27, 2004

(unaudited)

NOTE K - LINE OF CREDIT FACILITY

On November 23, 2005, the Company entered into a new $7,500,000 working capital revolving line of credit facility with a bank (the “Facility”), which replaced the Company’s $3,000,000 line of credit. The Facility is collateralized by substantially all of the assets of the Company and expires on November 30, 2006. The initial advance under the Facility will bear interest at LIBOR plus 175 basis points (“LIBOR rate”). Thereafter, the interest rate will be adjusted monthly, at the Company’s election, to either the then-current LIBOR rate or the bank’s prime rate. Interest under the Facility is payable monthly. The Facility contains customary events of default that will permit the bank to accelerate payment of all outstanding advances if not cured within any applicable grace period, including payment defaults; failure to comply with other obligations, covenants or conditions; defaults under other obligations that may materially affect the Company’s property or its ability to repay advances under the line of credit; insolvency or bankruptcy; change in ownership of 25% or more of the Company’s common stock; material adverse changes in the Company’s financial condition; and if the bank in good faith believes itself to be insecure. As of November 26, 2005, no amounts were outstanding under the Facility.

NOTE L - INCOME TAXES

The Company’s effective income tax rate for the thirteen and twenty-six weeks ended November 26, 2005 was 36.5% and 37.0%, respectively, compared to 42.9% and 42.0% for the thirteen and twenty-six weeks ended November 27, 2004. The decrease is primarily attributable to the use of research and development credits available to the Company in the current period.

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

For the thirteen and twenty-six weeks ended November 26, 2005, the Company did not incur any charges from the Former Parent for insurance or corporate services. For the thirteen weeks ended November 27, 2004, the Company

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 26, 2005 and November 27, 2004

(unaudited)

NOTE M - RELATED PARTY TRANSACTIONS (continued)

incurred charges of $88,000 and $56,000, from the Former Parent for insurance and corporate services, respectively. For the twenty-six weeks ended November 27, 2004, the Company incurred charges of $211,000 and $122,000, from the Former Parent for insurance and corporate services, respectively.

NOTE N - COMMON STOCK

Stock Option Plans

During the thirteen and twenty-six weeks ended November 26, 2005, options for a total of 25,500 and 305,800 shares of common stock, respectively, were granted to employees and directors under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). During the twenty-six weeks ended November 26, 2005, options for a total of 1,000 shares of common stock were granted to consultants under the 1997 Stock Option Plan (the “1997 Plan”). All options were granted at exercise prices equal to the quoted market price of the Company’s common stock at the date of the grants. Options under these grants vest 25% per year over four years for employees, 33 1/3% per year over three years for directors, and 100% after one year for consultants. All options expire on the tenth anniversary of the grant date.

Options for a total of 37,204 and 636 shares of common stock were exercised under the 1997 Plan and 2004 Plan, respectively, during the thirteen weeks ended November 26, 2005, at prices ranging from $4.35 to $13.18 per share. Options for a total of 142,950 and 1,461 shares of common stock were exercised under the 1997 Plan and 2004 Plan, respectively, during the twenty-six weeks ended November 26, 2005, at prices ranging from $4.35 to $13.18 per share.

During the thirteen weeks ended November 26, 2005, options for a total of 1,063 and 8,300 shares of common stock were forfeited under the 1997 Plan and 2004 Plan, respectively, at prices ranging from $6.52 to $24.21 per share. During the twenty-six weeks ended November 26, 2005, options for a total of 2,336 and 10,650 shares of common stock were forfeited under the 1997 Plan and 2004 Plan, respectively, at prices ranging from $4.35 to $24.21 per share.

As of November 26, 2005, options to acquire 747,398 and 58,586 shares of common stock were exercisable under the 1997 Plan and 2004 Plan, respectively.

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

November 26, 2005 and November 27, 2004

(unaudited)

NOTE N - COMMON STOCK (continued)

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

Mirror Options for a total of 21,501 and 77,340 shares of common stock were exercised during the thirteen and twenty-six weeks ended November 26, 2005, respectively, at prices ranging from $2.56 to $9.80 per share. During the thirteen and twenty-six weeks ended November 26, 2005, Mirror Options for a total of 5,050 and 5,902 shares of common stock, respectively, were forfeited at prices ranging from $2.88 to $4.50 per share. Mirror Options to acquire 121,359 shares of common stock were exercisable as of November 26, 2005.

Employee Stock Purchase Plan

In July 2004, the Company adopted the AngioDynamics, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”), which was approved by stockholders on October 18, 2004. The Stock Purchase Plan provides a means by which employees of the Company (the “participants”) may be given an opportunity to purchase common stock of the Company through payroll deductions. The maximum number of shares to be offered under the Stock Purchase Plan will be 200,000 shares of the Company’s common stock, subject to any increase authorized by the board of directors. Shares will be offered through two overlapping offering periods, each with a duration of approximately 12 months, commencing on the first business day on or after December 1st and June 1st of each year, and each consisting of a series of successive three-month purchase periods. A participant may not participate in more than one offering period at a time. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 26, 2005 and November 27, 2004

(unaudited)

NOTE N - COMMON STOCK (continued)

capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the board of directors, as defined. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. For the thirteen and twenty-six weeks ended November 26, 2005, 5,773 and 12,361 shares, respectively, were issued at an average price of $14.44 and $14.42 per share, respectively, under the Stock Purchase Plan.

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

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 26, 2005 and November 27, 2004

(unaudited)

NOTE O - LITIGATION

Diomed v. AngioDynamics and VNUS Medical Technologies v. Diomed, Vascular Solutions, and AngioDynamics

On January 6, 2004, Diomed, Inc. (“Diomed”) filed an action against the Company entitled Diomed, Inc. v. AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleges that the Company infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure Procedure Kit”) and two diode laser systems: the Precision 980 Laser and the Precision 810 Laser, and by conducting a training program for physicians in the use of our VenaCure Procedure Kit. The complaint alleges the Company’s actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit the Company from continuing to market and sell these products, as well as conducting a training program, and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest. The Company believes that the Company’s product does not infringe the Diomed patent. The Company purchases the lasers and laser fibers for its laser systems from biolitec, Inc. (“biolitec”) under a supply and distribution agreement.

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

In December 2005, the Company filed a motion for summary judgment of non-infringement in this action. Diomed, Inc. has also moved for summary judgment.

On October 4, 2005, VNUS Medical Technologies, Inc. (“VNUS”) filed an action against the Company, and others (collectively, the “Defendants”) entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., Diomed Inc., AngioDynamics, Inc., and Vascular Solutions, Inc., case no. C05-02972 MMC, filed in the U.S. District Court for the Northern District of California. The complaint alleges that the Defendants infringed on VNUS’ U.S. patent nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433 by making, using, selling, offering to sell and/or instructing users how to use Diomed’s “EVLT” products, AngioDynamics’ “VenaCure” products, and Vascular Solutions’ “Vari-Lase” products. The complaint alleges the Defendants’ actions have caused, and continue to cause, VNUS to suffer substantial damages. The complaint seeks to prohibit the Defendants from continuing to market and sell these products and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment and post-judgment interest. The Company believes that its product does not infringe the VNUS patents and has filed an answer to the complaint, including a counterclaim for relief and a demand for jury trial. The Company purchases the lasers and laser fibers for its laser systems from biolitec under a supply and distribution agreement.

In response to the Company’s request to biolitec that it assume the defense of the VNUS action, biolitiec advised the Company that the claims asserted in the VNUS action were not covered by the indemnification provisions in the supply and distribution agreement. biolitec further advised the Company that, based on the refinement of the claims in the Diomed action, such claims were also not within biolitec’s indemnification obligations under the agreement. The Company advised biolitec that it disagreed with biolitec’s position and that the Company expected biolitec to continue to honor its indemnification obligations to the Company under the agreement. Subsequently, the Company has engaged in discussions with bioitec to resolve this disagreement. Pending the outcome of these ongoing discussions, biolitec has agreed to continue to provide, at its cost and expense, the Company’s defense in the Diomed and VNUS actions. However, should it ultimately be determined that the claims asserted in either or both of these actions are not within biolitec’s indemnification obligations under the supply and distribution agreement, the Company will be responsible for paying the costs and expenses of defending the actions and for any settlements or judgments in the actions. There is a reasonable possibility of an outcome unfavorable to the Company in the Diomed action, with a range of potential loss of between $674,000 and $5.4 million dollars.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

November 26, 2005 and November 27, 2004

(unaudited)

NOTE O - LITIGATION (continued)

Chapa, San Juanita v. Spohn Hospital Shoreline

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

We sell our broad line of quality devices in the United States through a direct sales force which, as of November 26, 2005, was comprised of 45 sales persons, two clinical sales specialists, seven regional managers and a vice president of sales. In an effort to generate increased sales, we intend to expand our domestic sales force to 70 direct sales representatives within the next three years. Outside the United States, we sell our products indirectly through a network of distributors in 34 markets. Historically, no more than 5% of our net sales have been in non-U.S. markets.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing, and strategic alliances. In this regard, our strategic plan calls for an annual investment of 8% of sales for research and development activities.

In addition, we also seek to grow through selective acquisitions of complementary products, technologies or businesses. Our cash resources are limited and, except to the extent we can use our equity securities as acquisition capital, which is also limited, until November 2006, due to restrictions related to our spin-off from E-Z-EM, we will require additional equity or debt financing to fund any significant acquisitions. We cannot assure you that we will be able to successfully identify or consummate any such acquisitions or that any required financing will be available on terms satisfactory to us or at all.

Consistent with our growth strategy, in October 2005, we entered into a Supply and Distribution Rights Agreement with Bioniche Pharma Group Limited to be the exclusive distributor in our field of SotradecolTM, a sclerosing drug that was recently approved by the FDA. We believe that Sotradecol will become an important treatment method for small, uncomplicated varicose veins. We believe that the addition of Sotradecol to our existing Venacure product portfolio gives us an opportunity to be a market leader in treatment methods for all varicose vein conditions.

Our ability to further increase our profitability will depend in large part on continuing to improve our gross profit margin. As discussed below, our gross profit margin has improved significantly in recent periods, primarily due to increased sales of higher margin products. We expect continued steady growth of our gross profit margin, as we expand our efforts to increase sales of such higher margin products as our Morpheus CT PICC and EvenMore catheter, and develop and introduce additional higher margin products. We also plan to take advantage of our expanded production facility to manufacture more of the products we sell, which we anticipate will further improve our margins. However, we cannot assure you that our efforts will result in continued improvement in our gross margins and profitability. We expect that revenue growth and gross margin improvements will continue to be offset somewhat by increases in selling expenses from the addition of direct sales personnel, as discussed above, and from additional expenses incurred as a result of operating as a public company, independent of our former parent company, E-Z-EM, Inc.

Our fiscal six months ended November 26, 2005 and November 27, 2004 both represent twenty-six weeks. The twenty-six weeks ended November 26, 2005 are referred to as the “fiscal 2006 period” and the twenty-six weeks ended November 27, 2004 are referred to as the “fiscal 2005 period”. Our fiscal quarters ended November 26, 2005 and November 27, 2004 both represent thirteen weeks. The thirteen weeks ended November 26, 2005 are referred to as the “2006 quarter” and the thirteen weeks ended November 27, 2004 are referred to as the “2005 quarter”.

For the fiscal 2006 period, we reported net income of $2.9 million, or approximately $0.24 and $0.23 per common share on a basic and diluted basis,

respectively, on revenues of $35.1 million. For the fiscal 2005 period, we reported net income of $1.8 million, or approximately $0.16 and $0.15 per common share on a basic and diluted basis, respectively, on revenues of $27.5 million. Gross margins improved to 58.1% for the fiscal 2006 period from 54.7% for the fiscal 2005 period. Cash flow from operations was $2.4 million, an increase of $1.1 million from the fiscal 2005 period.

Results of Operations

The following table sets forth certain operational data as a percentage of sales for the thirteen weeks ended November 26, 2005 and November 27, 2004.

	Thirteen weeks ended
	November 26, 2005	November 27, 2004
Net Sales	100.0%	100.0%
Gross profit	58.0%	56.0%
Selling and marketing expenses	27.8%	26.2%
General and administrative expenses	9.1%	9.6%
Research and development expenses	8.3%	7.8%
Operating profit	12.8%	12.4%
Other income	1.1%	0.2%
Net income	8.8%	7.2%

Thirteen weeks ended November 26, 2005 and November 27, 2004

Net Sales. Net sales for the 2006 quarter increased by 29.9%, or $4.3 million, to $18.7 million, compared with the 2005 quarter. The increase in sales was primarily due to the continued growth from new products released in, or subsequent to, the 2005 quarter as well as the continuing market share gains of our existing product lines. Faster growing products included our image-guided vascular access line, for which sales increased 103.1% or $1.5 million, due primarily to the continued growth of our Morpheus CT PICC; hemodialysis products, for which sales increased by 23.6%, or $906,000; VenaCure products, for which sales increased by 46.3%, or $847,000; and angiographic products, for which sales increased 18.3%, or $804,000. All of the increase in our sales was due to increased unit sales.

Gross Profit. For the 2006 quarter, our gross profit as a percentage of sales increased to 58.0% from 56.0% for the 2005 quarter. The increase in gross profit margin was exclusively the result of a favorable product mix from increased sales of higher margin products, such as our EvenMore catheter, the VenaCure procedure kit, and the Morpheus CT PICC.

Selling and marketing expenses. Selling and marketing expenses were 27.8% of net sales for the 2006 quarter, compared with 26.2% for the 2005 quarter. For the 2006 quarter, these expenses increased 37.9%, or $1.4 million, compared with the 2005 quarter. Selling expenses increased 46.3%, or $1.2 million, due to personnel expenses related to the increased number of territories and commissions on higher sales. Marketing expenses increased 20.3%, or $248,000, due to increased personnel expenses, promotions and convention expenses.

General and administrative expenses. General and administrative expenses were 9.1% of net sales for the 2006 quarter, compared with 9.6% for the 2005 quarter. For the 2006 quarter, these expenses increased 23.5%, or $324,000, partially due to increased consulting and accounting fees, director fees, and insurance premiums, all primarily associated with the cost of operating as an independent public company. Non-recurring consulting fees incurred in conjunction with our initial efforts to comply with Section 404 of the Sarbanes-Oxley Act comprised $50,000 of this amount. One-time training expenses incurred as part of our conversion to a new business enterprise system accounted for $50,000 of the increase.

Research and development expenses. Research and development (R&D) expenses were 8.3% of net sales for the 2006 quarter, compared to 7.8% for the 2005 quarter. R&D expenses increased by 37.7%, or $423,000, due to expenses associated with ongoing projects and the accrual of a $200,000 installment payment under a research and distribution agreement.

Other Income (Expenses). Other income increased $184,000 to $206,000 for the 2006 quarter, due to an increase in interest income of $107,000. Both an increase in our investment portfolio and higher yields contributed to this increase. Other income for the 2006 quarter also includes realized gains on the sale of marketable securities totaling $73,000.

Income Taxes. Our effective tax rate for the 2006 quarter was 36.5% compared to 42.9% for the 2005 quarter. The decrease is attributable to research and development credits recorded in the 2006 quarter, plus a decrease in state taxes as the 2005 quarter included a catch-up provision for states in which we had recently attained a taxable presence.

Net Income. For the 2006 quarter, we reported net income of $1.7 million, an increase of 59.8%, or $619,000, over net income of $1.0 million for the 2005 quarter. The increase in net income was attributable primarily to increased sales, higher gross profit margin, and increased investment income, partially offset by higher operating expenses.

The following table sets forth certain operational data as a percentage of sales for the twenty-six weeks ended November 26, 2005 and November 27, 2004.

	Twenty-six weeks ended
	November 26, 2005	November 27, 2004
Net Sales	100.0%	100.0%
Gross profit	58.1%	54.7%
Selling and marketing expenses	27.7%	26.3%
General and administrative expenses	9.3%	9.1%
Research and development expenses	8.8%	8.2%
Operating profit	12.3%	11.1%
Other income (expense)	1.1%	0.1%
Net earnings	8.4%	6.5%

Twenty-six weeks ended November 26, 2005 and November 27, 2004

Net Sales. Net sales for the fiscal 2006 period increased by 27.5%, or $7.6 million, to $35.1 million, compared to the fiscal 2005 period. The increase in sales was primarily due to the continued growth from new products released in, or subsequent to, the fiscal 2005 period as well as the continuing market share gains of our existing product lines. Faster growing products included our image-guided vascular access line, for which sales increased 124.7% or $3.0 million, due primarily to the continued growth of our Morpheus CT PICC; hemodialysis products, for which sales increased by 20.5%, or $1.5 million; VenaCure products, for which sales increased by 41.8%, or $1.4 million; and angiographic products, for which sales increased 14.4%, or $1.2 million. All of the increase in our sales was due to increased unit sales.

Gross Profit. For the fiscal 2006 period, gross profit as a percentage of sales increased to 58.1% from 54.7% for the fiscal 2005 period. The increase in gross margin percentage was due to a favorable product mix resulting from increased sales of higher margin products, such as our EvenMore catheter, the VenaCure procedure kit, and the Morpheus CT PICC, and production efficiencies resulting from continuous efforts to streamline the manufacturing process.

Selling and marketing expenses. Selling and marketing expenses were 27.7% of net sales for the fiscal 2006 period, compared to 26.3% for the fiscal 2005 period. For the fiscal 2006 period, selling and marketing expenses increased 34.4%, or $2.5 million, compared to the fiscal 2005 period. Selling expenses increased 41.7%, or $2.1 million, due to personnel expenses related to the increased number of territories and commissions on higher sales. Marketing expenses increased 16.9%, or $356,000, due to increased personnel expenses, promotions and convention expenses.

General and administrative expenses. General and administrative expenses were 9.3% of net sales for the fiscal 2006 period, compared to 9.1% for the fiscal 2005 period. For the fiscal 2006 period these expenses increased 30.0%, or $754,000, due to increased consulting and accounting fees, director fees, and insurance premiums, all primarily associated with the cost of operating as an independent public company. Non-recurring consulting fees incurred in conjunction with our initial efforts to comply with Section 404 of the Sarbanes-Oxley Act comprised $80,000 of this amount. One-time training expenses incurred as part of our conversion to a new business enterprise system accounted for $50,000 of the increase.

Research and development expenses. Research and development (R&D) expenses were 8.8% of net sales for the fiscal 2006 period, compared to 8.2% for the fiscal 2005 period. R&D expenses increased by 36.2%, or $814,000, due to expenses associated with ongoing projects.

Other Income (Expenses). Other income increased $334,000 to $371,000 for the fiscal 2006 period, due to an increase in interest income of $218,000. Both an increase in our investment portfolio and higher yields contributed to this increase. Other income for the fiscal 2006 period also included realized gains on the sale of marketable securities totaling $111,000.

Income Taxes. Our effective tax rate for the fiscal 2006 period was 37.0% compared to 42.0% for the fiscal 2005 period. The decrease is attributable to research and development credits recorded in the fiscal 2006 period, plus a decrease in state taxes as the fiscal 2005 period included a catch-up provision for states in which we had recently attained a taxable presence.

Net Income. For the fiscal 2006 period, we reported net income of $2.9 million, an increase of 64.1%, or $1.2 million, over the fiscal 2005 period. The increase in net income was attributable primarily to increased sales and higher gross margin, offset somewhat by increased operating expenses, as discussed above.

Liquidity and Capital Resources

For the fiscal 2006 period, we generated cash flow from operations of $2.4 million on net income of $2.9 million. A tax benefit on the exercise of stock options of $960,000, depreciation and amortization expense of $493,000, and decreases to prepaid assets were offset by decreases to accounts payable and increases in inventory and accounts receivable.

For the fiscal 2006 period, our investing activities used net cash of $5.0 million, due to our net investment of $1.8 million of excess cash and cash generated from operations into U.S. Government obligations and corporate securities. We also made the first of two installment payments under an exclusive supply and distribution agreement, which together with costs to execute the agreement totaled $1.6 million. Additionally, we made equipment purchases and building improvements totaling $1.6 million during the fiscal 2006 period, of which approximately $800,000 related to our implementation and conversion to a new enterprise resource planning system.

Financing activities provided net cash of $1.1 million for the fiscal 2006 period, due to proceeds of $1.2 million received from the exercise of stock options and purchases under our employee stock purchase plan. These proceeds were offset by principal payments totaling $80,000 made on our long-term debt.

There have been no material changes with respect to our contractual obligations and their effect on liquidity and cash flows previously disclosed in our Annual Report on 10-K for our fiscal year ended May 28, 2005.

For the fiscal 2006 period, we funded capital expenditures and our working capital requirements (exclusive of the aforementioned installment payment of $1.6 million under a supply and distribution agreement) with cash from operations. Our current policy is to fund operations and capital requirements without incurring significant debt. In fiscal 2003, we financed our facility expansion with long-term industrial revenue bonds. As of November 26, 2005, and May 28, 2005, debt (current maturities of long-term debt and long-term debt) was $3.0 million and $3.1 million, respectively. On November 23, 2005, we replaced our $3.0 million bank line of credit with a $7.5 million line of credit facility with KeyBank National Association, with a maturity date of November 30, 2006. The new line of credit carries the same annual facility fee as our previous agreement; based on our financial strength, we were able to increase the amount of funds available to us at no additional expense. The initial advance under the line of credit will bear interest at the rate of LIBOR plus 175 basis points (the “LIBOR rate”.) Thereafter, the interest rate will be adjusted monthly at our election, to either the then-current LIBOR rate or the KeyBank prime rate. Accrued interest is payable monthly, and all outstanding principal amounts are payable at maturity, subject to a requirement to pay the outstanding principal balance and maintain a zero outstanding balance for at least one 30-day period during the term of the line of credit. All outstanding amounts under the line of credit are immediately due and payable upon any payment default or other default under the security agreement with the bank. No amounts were outstanding under the line of credit as of November 26, 2005.

As of November 26, 2005, approximately $27.5 million, or 42.8%, of our assets consisted of cash and cash equivalents and marketable securities, mostly U.S. government issued or guaranteed securities. The current ratio was 7.1 to 1, with working capital of $43.6 million, as of November 26, 2005, compared to a current ratio of 6.5 to 1, with working capital of $42.1 million, as of May 28, 2005.

We are also restricted in our ability to obtain equity financing due to the distribution by E-Z-EM of our stock to its stockholders, which was completed on October 30, 2004. We are limited in the amount of equity securities or convertible debt we can issue until November 2006 in order to preserve the tax-free treatment of the distribution and avoid tax liabilities to E-Z-EM and its stockholders and corresponding liabilities to us. Specifically, we are limited to issuing no more than approximately 5.5 million shares of our common stock in capital raising transactions over this period.

We believe that our current cash and investment balances, which include the net proceeds from our initial public offering, together with cash generated from operations and our existing line of credit, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If, as discussed above, we seek to make significant acquisitions of other businesses, technologies or products, we will, in all likelihood, require additional financing. We cannot assure you that such financing will be available on commercially reasonable terms, if at all.

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

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of income. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. As of November 26, 2005, our valuation allowance and net deferred tax asset were approximately $628,000 and $1.3 million, respectively. We have a tax allocation and indemnification agreement with E-Z-EM with whom we will file consolidated Federal tax returns for periods through October 30, 2004. Under this agreement, we pay Federal income tax based on the amount of taxable income we generate and are credited for Federal tax benefits we generate that can be used by us or other members of the consolidated group. This agreement does not cover tax liabilities arising from state, local and other taxing authorities to whom we report separately.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of November 26, 2005 and May 28, 2005, our reserve for excess and obsolete inventory was $926,000 and $779,000, respectively.

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

Our excess cash is primarily invested in highly liquid, short-term investment grade securities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of November 26, 2005, we were exposed to interest rate change market risk with respect to our investments in callable U.S. Government agency obligations in the amount of $2,473,000.

The interest rate on the callable bonds is subject to the call option being exercised by the debtor. For the twenty-six weeks ended November 26, 2005, the weighted average after-tax interest rate on the callable bonds approximated 1.9%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the government bonds by approximately $25,000 on an annual basis.

As of November 26, 2005, we maintained variable interest rate financing of $3,020,000 in connection with our facility expansion. We have limited our exposure to interest rate risk by entering into an interest rate swap agreement with a bank under which we agreed to pay the bank a fixed annual interest rate of 4.45%, and the bank assumed our variable interest payment obligations under the financing.

On November 23, 2005, we entered into a $7,500,000 working capital line of credit with a bank. The initial advance under the line of credit will bear interest at the rate of LIBOR plus 175 basis points (the “LIBOR rate”.) Thereafter, the interest rate will be adjusted monthly at our election, to either the then-current LIBOR rate or the bank’s prime rate. We will thus be exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under the facility.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended November 26, 2005 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiary

Part II: Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our annual report on Form 10-K for the fiscal year ended May 28, 2005.

In December 2005, we filed a motion for summary judgment of non-infringement in the action entitled Diomed Inc. v. AngioDynamics, Inc., civil action no. 04 00019RGS in the U.S. District Court for the District of Massachusetts. Diomed, Inc. has also moved for summary judgment in this action.

On October 4, 2005, VNUS Medical Technologies, Inc. (“VNUS”) filed an action against AngioDynamics and others (collectively, the “Defendants”) entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., Diomed Inc., AngioDynamics, Inc., and Vascular Solutions, Inc., case no. C05-02972 MMC, filed in the U.S. District Court for the Northern District of California. The complaint alleges that the Defendants infringed on VNUS’s U.S. patent nos. 6,258,084, 6,638273, 6,752,803, and 6,769,433 by making, using, selling, offering to sell and/or instructing users how to use Diomed’s “EVLT” products, AngioDynamics’ “VenaCure” products, and Vascular Solutions’ “Vari-Lase” products. The complaint alleges the Defendants’ actions have caused, and continue to cause, VNUS to suffer substantial damages. The complaint seeks to prohibit the Defendants from continuing to market and sell these products and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment and post-judgment interest. We believe that our product does not infringe the VNUS patents and have filed an answer to the complaint, including a counterclaim for relief and a demand for jury trial. We purchase our lasers and laser fibers for our laser systems from biolitec, Inc. (“biolitec”) under a supply and distribution agreement.

In response to our request to biolitec that it assume the defense of the VNUS action, biolitiec advised us that the claims asserted in the VNUS action were not covered by the indemnification provisions in the supply and distribution agreement. biolitec further advised us that, based on the refinement of the claims in the Diomed action, such claims were also not within biolitec’s indemnification obligations under the agreement. We advised biolitec that we disagreed with its position and that we expected it to continue to honor its indemnification obligations to us under our agreement. Subsequently, we have engaged in discussions with bioitec to resolve this disagreement. Pending the outcome of these ongoing discussions, biolitec has agreed to continue to provide, at its cost and expense, our defense in the Diomed and VNUS actions. However, should it ultimately be determined that the claims asserted in either or both of these actions are not within biolitec’s indemnification obligations under the supply and distribution agreement, we will be responsible for paying the costs and expenses of defending the actions and for any settlements or judgments in the actions. There is a reasonable possibility of an outcome unfavorable to us in the Diomed action, with a range of potential loss of between $674,000 and $5.4 million dollars.

We are party to other legal actions that arise in the ordinary course of our business. We believe that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business, financial position, or results of operations.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our initial public offering on Form S-1 (reg. No. 333-113329) was declared effective on May 26, 2004.

The following table sets forth our uses of the net proceeds of the offering from the effective date of the offering to the last day of the fiscal quarter covered by this report:

Initial Public Offering Use of proceeds as of November 26, 2005 ($ in thousands)
Description	Balance
Receipt of net proceeds of Initial Public Offering and underwriters’ over allotment option	$22,941
Repayment of note payable to E-Z-EM, Inc	(3,000)
Payment of expenses related to our initial public offering	(1,505)
Payments under a licensing and distribution agreement	(1,593)

Installment payments under a research and distribution agreement.	(600)

Net proceeds as of November 26, 2005	$16,243

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on October 11, 2005, the following persons were elected as Directors of the Company:

Class II Directors: (until the 2008 Annual Meeting)

Gregory D. Casciaro

Howard W. Donnelly

Robert E. Flaherty

In this election, 9,403,145, 9,829,346 and 9,403,445 votes were cast for Mr. Casciaro, Mr. Donnelly and Mr. Flaherty, respectively, and 860,104, 433,903 and 859,804 shares were withheld from voting for Mr. Casciaro, Mr. Donnelly and Mr. Flaherty, respectively.

The following Directors continue in office for the duration of their terms:

Class I Directors: (until the 2007 Annual Meeting)

Jeffrey G. Gold

Paul S. Echenberg

Dennis S. Meteny

Class III Directors: (until the 2006 Annual Meeting)

Eamonn P. Hobbs

David P. Meyers

Howard S. Stern

In addition, the action of the audit committee of the Board of Directors in appointing PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2006 was approved by a vote of 10,239,411 in favor, 2,200 against and 21,638 shares withheld from voting.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

10.1	Supply and Distribution Rights Agreement dated October 17, 2005 between AngioDynamics, Inc. and Bioniche Pharma Group Limited*

10.2	First Amendment to Distribution Agreement dated June 22, 2004 between AngioDynamics, Inc. and Medical Components Inc.*

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested for the redacted portions of the exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, Inc.
(Registrant)

Date January 10, 2006	/s/ Eamonn P. Hobbs
Eamonn P. Hobbs, President,
Chief Executive Officer

Date January 10, 2006	/s/ Joseph G. Gerardi
Joseph G. Gerardi, Vice President - Chief Financial Officer
(Principal Financial and Chief Accounting Officer)