Form 10-Q
period 2006-02-25
ANGIODYNAMICS INC
filed 2006-03-27
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 22, 2006, there were 12,504,839 shares of the issuer’s common stock outstanding.

AngioDynamics, Inc. and Subsidiary

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 25, 2006	May 28, 2005

	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,356	$14,498
Marketable securities, at fair value	15,551	12,601
Accounts receivable - trade, net of allowance for doubtful accounts of $287 and $203, respectively	12,182	9,929
Inventories	13,137	10,264
Deferred income taxes	707	736
Due from former parent		85
Prepaid expenses and other	1,164	1,594

Total current assets	56,097	49,707

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	10,355	8,528

DEFERRED INCOME TAXES	586	501

INTANGIBLE ASSETS, less accumulated amortization of $1,173 and $1,036, respectively	3,095	839

OTHER ASSETS	94	97

TOTAL ASSETS	$70,227	$59,672

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	February 25, 2006	May 28, 2005

	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,903	$3,971
Accrued liabilities	4,514	3,491
Income taxes payable	496
Current portion of long-term debt	180	165

Total current liabilities	10,093	7,627

LONG-TERM DEBT, net of current portion	2,800	2,935

Total liabilities	12,893	10,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share - 5,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $.01 per share - 45,000,000 shares authorized; issued and outstanding 12,434,212 shares at February 25, 2006 and 12,051,632 shares at May 28, 2005	124	121
Additional paid-in capital	56,257	52,878
Retained earnings (accumulated deficit)	1,108	(3,720)
Accumulated other comprehensive loss	(155)	(169)

Total stockholders’ equity	57,334	49,110

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,227	$59,672

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net sales	$19,785	$15,450	$54,859	$42,957
Cost of goods sold	8,237	6,885	22,945	19,336

Gross profit	11,548	8,565	31,914	23,621

Operating expenses
Selling and marketing	5,294	4,147	15,021	11,382
General and administrative	1,919	1,244	5,181	3,753
Research and development	1,446	1,026	4,510	3,276

Total operating expenses	8,659	6,417	24,712	18,411

Operating profit	2,889	2,148	7,202	5,210

Other income (expenses)
Interest income	219	77	549	190
Impairment loss on investment		(300)		(300)
Interest expense	(33)	(38)	(103)	(113)
Other income	38	16	149	16

Income before income tax provision	3,113	1,903	7,797	5,003

Income tax provision	1,233	818	2,969	2,121

NET INCOME	$1,880	$1,085	$4,828	$2,882

Earnings per common share
Basic	$.15	$.09	$.39	$.25

Diluted	$.14	$.09	$.37	$.24

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Thirty-nine weeks ended February 25, 2006

(unaudited)

(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Total	Comprehensive income
	Shares	Amount
Balance at May 28, 2005	12,051,632	$121	$52,878	$(3,720)	$(169)	$49,110

Net income				4,828		4,828	$4,828
Exercise of stock options	364,746	3	1,704			1,707
Tax benefit on exercise of stock options			1,339			1,339
Purchases of common stock under Employee Stock Purchase Plan (the “ESPP”)	17,834		271			271
Compensation related to stock option plans			65			65
Unrealized loss on marketable securities, net of tax of $37					(62)	(62)	(62)
Unrealized gain on interest rate swap, net of tax of $44					76	76	76

Comprehensive income							$4,842

Balance at February 25, 2006	12,434,212	$124	$56,257	$1,108	$(155)	$57,334

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Thirty-nine weeks ended
	February 25, 2006	February 26, 2005
Cash flows from operating activities:
Net income	$4,828	$2,882
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	756	563
Tax benefit on exercise of stock options	1,339	910
Impairment loss on investment		300
Gain on sale of marketable securities	(149)	(16)
Deferred income tax provision	(64)
Provision for doubtful accounts	85	15
Compensation related to stock option plans	321	52
Changes in operating assets and liabilities
Accounts receivable	(2,338)	(421)
Inventories	(2,873)	(844)
Due from/to former parent	85	(596)
Prepaid expenses and other	430	(338)
Accounts payable and accrued liabilities	1,820	589
Income taxes payable	496	(99)

Net cash provided by operating activities	4,736	2,997

Cash flows from investing activities:
Additions to property, plant and equipment	(2,443)	(894)
Acquisition of distribution rights	(2,393)
Decrease in restricted cash		101
Purchases of marketable securities	(18,416)	(11,316)
Proceeds from sales of marketable securities	15,516	2,447

Net cash used in investing activities	(7,736)	(9,662)

Cash flows from financing activities:
Repayment of long-term debt	(120)	(115)
Payment of note payable - former parent		(3,000)
Proceeds from stock subscription receivable		19,949
Proceeds from issuance of common stock		2,992
Proceeds from issuance of common stock under the ESPP	271	65
Proceeds from the exercise of stock options	1,707	1,380
Payments of costs relating to initial public offering		(949)

Net cash provided by financing activities	1,858	20,322

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,142)	13,657

Cash and cash equivalents
Beginning of period	14,498	1,747

End of period	$13,356	$15,404

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

(in thousands)

	Thirty-nine weeks ended
	February 25, 2006	February 26, 2005
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$104	$113

Income taxes	$938	$510

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 25, 2006 and February 26, 2005

(unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of February 25, 2006, the consolidated statement of stockholders’ equity and comprehensive income for the thirty-nine weeks ended February 25, 2006, and the consolidated statements of income and cash flows for the periods ended February 25, 2006 and February 26, 2005, have been prepared by the Company without audit. The consolidated balance sheet as of May 28, 2005, was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of February 25, 2006 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 28, 2005, filed by the Company on August 26, 2005. The results of operations for the periods ended February 25, 2006 and February 26, 2005 are not necessarily indicative of the operating results for the respective full fiscal years.

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

NOTE B - STOCK-BASED COMPENSATION

As of February 25, 2006, the Company had two stock-based compensation plans, exclusive of the stock option plans related to the distribution by E-Z-EM, Inc. (“E-Z-EM” or the “Former Parent”) of all of its shares of the Company’s common stock to the E-Z-EM stockholders in October 2004 (the “Spin-off”)(see Note L). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, SFAS No. 123, “Accounting for Stock-based Compensation” for non-employees, and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning options granted to key employees and to members of the Board of Directors, as all such options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During the thirteen weeks ended February 25, 2006 and February 26, 2005, compensation expense of $21,000 and $19,000, respectively, was recognized under these plans for options granted to consultants. During the thirty-nine weeks ended February 25, 2006 and February 26, 2005, compensation expense of $65,000 and $52,000, respectively, was recognized under these plans for options granted to consultants. During

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 25, 2006 and February 26, 2005

(unaudited)

NOTE B - STOCK-BASED COMPENSATION (continued)

the thirteen and thirty-nine weeks ended February 25, 2006, compensation expense of $104,000 and $256,000, respectively, was recognized under these plans for restricted stock unit and performance share awards granted to employees.

Performance share awards are accounted for under the provisions of APB No. 25 for variable awards.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options and awards granted under these plans to employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS No. 123, the Company’s pro forma net income and earnings per common share would be as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
	(in thousands)
Net income
As reported	$1,880	$1,085	$4,828	$2,882
Add total stock-based compensation recorded under intrinsic value based method for all awards, net of tax effects	83	13	212	34
Deduct total stock-based compensation under fair value based method for all awards, net of tax effects	(421)	(404)	(1,019)	(1,108)

Pro forma net income	$1,542	$694	$4,021	$1,808

Earnings per common share
Basic - as reported	$.15	$.09	$.39	$.25
Basic - pro forma	.13	.06	.33	.16

Diluted - as reported	$.14	$.09	$.37	$.24
Diluted - pro forma	.12	.06	.31	.15

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 25, 2006 and February 26, 2005

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

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Thirteen weeks ended		Thirty-nine weeks ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Basic	12,367,348	11,606,055	12,253,254	11,498,425
Effect of dilutive securities	623,302	875,794	655,546	694,093

Diluted	12,990,650	12,481,849	12,908,800	12,192,518

NOTE D - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related tax, are as follows:

	February 25, 2006	May 28, 2005
	(in thousands)
Fair value on interest rate swap	$(104)	$(180)
Unrealized holding (loss) gain on marketable securities	(51)	11

Accumulated other comprehensive loss	$(155)	$(169)

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 25, 2006 and February 26, 2005

(unaudited)

NOTE E - MARKETABLE SECURITIES

Marketable securities as of February 25, 2006, consist of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(in thousands)
Marketable securities
U.S. government agency obligations	$7,508	$10	$(33)	$7,485
Corporate bond securities	8,127	—	(61)	8,066

	$15,635	$10	$(94)	$15,551

Marketable securities as of May 28, 2005 consist of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(in thousands)
Marketable securities
U.S. government agency obligations	$7,642	$30	$(45)	$7,627
Corporate bond securities	4,944	30		4,974

	$12,586	$60	$(45)	$12,601

As of February 25, 2006, the Company held securities with a fair value of $12,382,000, that had unrealized losses totaling $94,000. As of May 28, 2005, the Company held securities with a fair value of $4,456,000, that had unrealized losses totaling $45,000.

The amortized cost and fair value of marketable securities as of February 25, 2006, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$14,616	$14,544
Due after one through five years	1,019	1,007

	$15,635	$15,551

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 25, 2006 and February 26, 2005

(unaudited)

NOTE F - INVENTORIES

Inventories consist of the following:

	February 25, 2006	May 28, 2005
	(in thousands)
Finished goods	$7,373	$6,014
Work in process	1,485	1,532
Raw materials	4,279	2,718

	$13,137	$10,264

Allowances for excess and obsolete inventory were $1,184,000 and $779,000 at February 25, 2006 and May 28, 2005, respectively.

NOTE G - DISTRIBUTION AGREEMENT

In June 2004, the Company signed a Distribution Agreement (the “Agreement”) granting to the Company worldwide exclusive rights to market, sell, and distribute products for use in image-guided procedures. The Agreement is effective for an initial term of ten years and will automatically renew for an additional five-year period if certain minimum purchase requirements are met. In consideration for these rights, the Company will pay up to $1,000,000 in five installments, each contingent upon the achievement of specified product development and approval milestone events, as defined. During the thirty-nine weeks ended February 25, 2006, the Company made an installment payment of $200,000, which has been recorded as a component of research and development expenses.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 25, 2006 and February 26, 2005

(unaudited)

NOTE H - SUPPLY AND DISTRIBUTION RIGHTS AGREEMENT

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

Bioniche has agreed to indemnify the Company against, among other things, any injury, illness or death of any person due to the composition or manufacture of the Product. The Company has agreed to indemnify Bioniche against, among other things, any claims based on or attributable to any unauthorized

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 25, 2006 and February 26, 2005

(unaudited)

NOTE H - SUPPLY AND DISTRIBUTION RIGHTS AGREEMENT (continued)

modification or alteration of the Product made by the Company or the combination by the Company of the Product with any medical device. As of February 25, 2006, there were no claims made against either party, and the Company is unable to determine any potential exposure it may have under the indemnification provision.

During the thirteen weeks and thirty-nine weeks ended February 25, 2006, the Company made installment payments of $800,000 and $2,300,000, respectively. Including legal costs to execute the Agreement of $93,000, a total of $2,393,000 has been recorded on the balance sheet under “Intangible Assets” as of February 25, 2006. The non-refundable fees and associated costs to execute the Agreement are being amortized over the initial seven-year term of the Agreement.

NOTE I - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	February 25, 2006	May 28, 2005
	(in thousands)
Payroll and related expenses	$3,126	$2,537
Sales and franchise taxes	808	75
Fair value of interest rate swap	166	286
Other	414	593

	$4,514	$3,491

NOTE J - INCOME TAXES

The Company’s effective income tax rate for the thirteen and thirty-nine weeks ended February 25, 2006 was 39.6% and 38.0%, respectively, compared to 43.0% and 42.4% for the thirteen and thirty-nine weeks ended February 26, 2005. The decrease is primarily attributable to a non-deductible capital loss incurred during the prior period, offset by additional income taxes incurred in the current period under the Company’s tax sharing arrangement with the Former Parent in conjunction with the Former Parent’s filing of the consolidated fiscal 2005 Federal income tax return, which included taxable income of the Company prior to the Spin-off.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 25, 2006 and February 26, 2005

(unaudited)

NOTE K - RELATED PARTY TRANSACTIONS

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

For the thirteen and thirty-nine weeks ended February 25, 2006, the Company did not incur any charges from the Former Parent for insurance or corporate services. For the thirteen weeks ended February 26, 2005, the Company incurred charges of $26,000 for corporate services. For the thirty-nine weeks ended February 26, 2005, the Company incurred charges of $211,000 and $148,000, from the Former Parent for insurance and corporate services, respectively.

NOTE L - COMMON STOCK

Stock Option Plans

During the thirteen and thirty-nine weeks ended February 25, 2006, options for a total of 32,150 and 337,950 shares of common stock, respectively, were granted to employees and directors under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). During the thirty-nine weeks ended February 25, 2006, options for a total of 1,000 shares of common stock were granted to consultants under the 1997 Stock Option Plan (the “1997 Plan”). All options were granted at exercise prices equal to the quoted market price of the Company’s common stock at the date of the grants. Options under these grants vest 25% per year over four years for employees and new directors, 33 1/3% per year over three years for existing directors, and 100% after one year for consultants. All options expire on the tenth anniversary of the grant date.

Options for a total of 99,187 and 7,270 shares of common stock were exercised under the 1997 Plan and 2004 Plan, respectively, during the thirteen weeks ended February 25, 2006, at prices ranging from $4.35 to $13.18 per share. Options for a total of 242,137 and 8,731 shares of common stock were exercised under the 1997 Plan and 2004 Plan, respectively, during the thirty-nine weeks ended February 25, 2006, at prices ranging from $4.35 to $13.18 per share.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 25, 2006 and February 26, 2005

(unaudited)

NOTE L - COMMON STOCK (continued)

During the thirteen weeks ended February 25, 2006, options for a total of 1,523 and 2,787 shares of common stock were forfeited under the 1997 Plan and 2004 Plan, respectively, at prices ranging from $6.52 to $20.70 per share. During the thirty-nine weeks ended February 25, 2006, options for a total of 3,859 and 13,437 shares of common stock were forfeited under the 1997 Plan and 2004 Plan, respectively, at prices ranging from $4.35 to $24.21 per share.

As of February 25, 2006, options to acquire 655,530 and 61,153 shares of common stock were exercisable under the 1997 Plan and 2004 Plan, respectively.

In connection with the Spin-off, as of October 29, 2004, all outstanding E-Z-EM options (“E-Z-EM Pre-spin Options”) were adjusted and Company options (the “Mirror Options”) were issued to E-Z-EM option holders. The adjusted E-Z-EM Pre-spin Options and the Mirror Options are collectively referred to herein as the “Replacement Options”.

The exercise price and the number of shares subject to each Replacement Option was established pursuant to a formula designed to ensure that: (1) the aggregate “intrinsic value” (i.e., the difference between the exercise price of the option and the market price of the common stock underlying the option) of the Replacement Option did not exceed the aggregate intrinsic value immediately prior to the spin-off of the outstanding E-Z-EM Pre-spin Option replaced by such Replacement Option and (2) the ratio of the exercise price of each option to the market value of the underlying stock immediately before and after the spin-off was preserved.

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

As a result of the spin-off, on October 29, 2004, Mirror Options for 421,926 shares of the Company’s common stock, with a weighted average exercise price of $4.22, were issued to E-Z-EM officers, directors, employees and consultants.

Mirror Options for a total of 36,538 and 113,878 shares of common stock were exercised during the thirteen and thirty-nine weeks ended February 25, 2006, respectively, at prices ranging from $2.56 to $9.80 per share. During the thirteen and thirty-nine weeks ended February 25, 2006, Mirror Options for a total of 4,270 and 10,172 shares of common stock, respectively, were

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 25, 2006 and February 26, 2005

(unaudited)

NOTE L - COMMON STOCK (continued)

forfeited at prices ranging from $2.88 to $4.50 per share. Mirror Options to acquire 80,551 shares of common stock were exercisable as of February 25, 2006. Options for 50,907 shares expire on or before November 23, 2006, and the Company anticipates option holders will exercise these options before such date.

Employee Stock Purchase Plan

In July 2004, the Company adopted the AngioDynamics, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”), which was approved by stockholders on October 18, 2004. The Stock Purchase Plan provides a means by which employees of the Company (the “participants”) may be given an opportunity to purchase common stock of the Company through payroll deductions. The maximum number of shares to be offered under the Stock Purchase Plan will be 200,000 shares of the Company’s common stock, subject to any increase authorized by the board of directors. Shares will be offered through two overlapping offering periods, each with a duration of approximately 12 months, commencing on the first business day on or after December 1st and June 1st of each year, and each consisting of a series of successive three-month purchase periods. A participant may not participate in more than one offering period at a time. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the board of directors. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. For the thirteen and thirty-nine weeks ended February 25, 2006, 5,473 and 17,834 shares, respectively, were issued at an average price of $16.96 and $15.20 per share, respectively, under the Stock Purchase Plan.

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

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 25, 2006 and February 26, 2005

(unaudited)

NOTE L - COMMON STOCK (continued)

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

NOTE M - LITIGATION

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

On January 3, 2006, the Company filed a declaratory judgment action in the U.S. Federal District court for the District of Delaware entitled AngioDynamics, Inc. v. Diomed Holdings, Inc., civ. action no. 06 002 (GMS) seeking a declaration by the court that the claims of Diomed’s recently issued U.S. patent no. 6,981,971, entitled Medical Laser Device, are invalid, unenforceable and not infringed by the manufacture or sale of any of the Company’s products, systems or processes, and that Diomed be stopped from asserting any of these claims against the Company. On January 17, 2006, the Company filed an Amended Complaint for Declaratory Judgment seeking a judgment declaring that the claims of a second Diomed patent, U.S. patent no. 6,986,766

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 25, 2006 and February 26, 2005

(unaudited)

NOTE M - LITIGATION (continued)

entitled Method of Endovenous Laser treatment, are invalid, unenforceable and not infringed by the manufacture or sale of any of the Company’s products, systems or processes, and that Diomed also be stopped from asserting any of these claims against the Company. On January 31, 2006, Diomed filed a motion to dismiss alleging that this declaratory judgment action should be dismissed as purportedly having no actual case or controversy between the Company and Diomed and stating that Diomed believed there was no imminent threat of litigation by Diomed against the Company. At this time, the Company cannot predict how the court will rule on this motion. If the motion is granted, this case will be dismissed, and Diomed will be able to file a patent infringement action against the Company at a later date. If the motion is denied, the case will proceed in the normal course.

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

The Company purchases the lasers and laser fibers for its laser systems from biolitec Inc. (“biolitec”) under a supply and distribution agreement. In response to the Company’s request to biolitec that it assume the defense of the VNUS action, biolitec advised the Company that the claims asserted in the VNUS action were not covered by the indemnification provisions in the supply and distribution agreement. biolitec further advised the Company that, based on the refinement of the claims in the Diomed action, such claims were also not within biolitec’s indemnification obligations under the agreement. The Company advised biolitec that it disagreed with biolitec’s position and that the Company expected biolitec to continue to honor its indemnification obligations to the Company under the agreement. The Company is engaged in discussions with biolitec to resolve this disagreement. Pending the outcome of these ongoing discussions, biolitec has agreed to continue to provide, at its cost and expense, the Company’s defense in the Diomed action, but contrary to what the Company believed its understanding with biolitec to be, has not agreed to pay the costs of defense of the VNUS action as they are incurred. Consequently, the Company is currently paying those costs. Should it ultimately be determined that the claims asserted in these actions are not within biolitec’s indemnification obligations under the supply and distribution agreement, the Company will be unable to recover the costs incurred in defending the VNUS action, and will be

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

February 25, 2006 and February 26, 2005

(unaudited)

NOTE M - LITIGATION (continued)

responsible for paying any settlements or judgments in these actions. There is a reasonable possibility of an outcome unfavorable to the Company in the Diomed action, with a range of potential loss at between $674,000 and $5.6 million dollars.

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

We sell our broad line of quality devices in the United States through a direct sales force which, as of February 25, 2006, was comprised of 47 sales persons, seven regional managers and a vice president of sales. In an effort to generate increased sales, we intend to expand our domestic sales force to 70 direct sales representatives within the next three years. Outside the United States, we sell our products indirectly through a network of distributors in 34 markets. Historically, no more than 5% of our net sales have been in non-U.S. markets.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing, and strategic alliances. In this regard, our strategic plan calls for an annual investment of 8% of sales for research and development activities.

In addition, we are seeking to grow through selective acquisitions of complementary businesses and technologies. Our cash resources are limited and, except to the extent we can use our equity securities as acquisition capital, which is also limited, until November 2006, due to restrictions related to our spin-off from E-Z-EM, we will require additional equity or debt financing to fund any significant acquisitions. We cannot assure you that we will be able to successfully identify or consummate any such acquisitions or that any required financing will be available on terms satisfactory to us or at all.

Consistent with our growth strategy, in October 2005, we entered into a Supply and Distribution Rights Agreement with Bioniche Pharma Group Limited to be the exclusive distributor in our field of SotradecolTM, a sclerosing drug that was recently approved by the FDA. We believe that Sotradecol will become an important treatment method for small, uncomplicated varicose veins. We believe that the addition of Sotradecol to our existing venous product portfolio gives us an opportunity to be a market leader in treatment methods for all varicose vein conditions.

Our ability to further increase our profitability will depend in large part on continuing to improve our gross profit margin. As discussed below, our gross profit margin has improved significantly in recent periods, primarily due to increased sales of higher margin products. We expect continued steady growth of our gross profit margin, as we expand our efforts to increase sales of such higher margin products as our Morpheus CT PICC and EvenMore catheter, and develop and introduce additional higher margin products. We also plan to take advantage of our expanded production facility to manufacture more of the products we sell, which we anticipate will further improve our margins. However, we cannot assure you that our efforts will result in continued improvement in our gross margins and profitability. We expect that revenue growth and gross margin improvements will continue to be offset somewhat by increases in selling expenses from the addition of direct sales personnel, as discussed above, and from additional administrative expenses necessary to support our growing enterprise.

Our fiscal nine months ended February 25, 2006 and February 26, 2005 both represent thirty-nine weeks. The thirty-nine weeks ended February 25, 2006 are referred to as the “fiscal 2006 period” and the thirty-nine weeks ended February 26, 2005 are referred to as the “fiscal 2005 period”. Our fiscal quarters ended February 25, 2006 and February 26, 2005 both represent thirteen weeks. The thirteen weeks ended February 25, 2006 are referred to as the “2006 quarter” and the thirteen weeks ended February 26, 2005 are referred to as the “2005 quarter”.

For the fiscal 2006 period, we reported net income of $4.8 million, or approximately $0.39 and $0.37 per common share on a basic and diluted basis, respectively, on revenues of $54.9 million. For the fiscal 2005 period, we reported net income of $2.9 million, or approximately $0.25 and $0.24 per common share on a basic and diluted basis, respectively, on revenues of $43.0 million. Gross profit margin improved to 58.2% for the fiscal 2006 period from 55.0% for the fiscal 2005 period. Cash flow from operations was $4.7 million, an increase of $1.7 million from the fiscal 2005 period.

Results of Operations

Thirteen weeks ended February 25, 2006 and February 26, 2005

The following table sets forth certain operational data as a percentage of sales for the thirteen weeks ended February 25, 2006 and February 26, 2005.

	Thirteen weeks ended
	February 25, 2006	February 26, 2005
Net Sales	100.0%	100.0%
Gross profit	58.4%	55.4%
Selling and marketing expenses	26.8%	26.8%
General and administrative expenses	9.7%	8.1%
Research and development expenses	7.3%	6.6%
Operating profit	14.6%	13.9%
Other income	1.1%	(1.6)%
Net income	9.5%	7.0%

Net Sales. Net sales for the 2006 quarter increased by 28.1%, or $4.3 million, to $19.8 million, compared with the 2005 quarter. The increase in sales was primarily due to the continued growth from new products released in, or subsequent to, the 2005 quarter as well as the continuing market share gains of our existing product lines. Faster growing products included our image-guided vascular access line, for which sales increased 58.5% or $1.2 million, due primarily to the continued growth of our Morpheus CT PICC; dialysis products, for which sales increased by 18.9%, or $801,000; venous products, for which sales increased by 80.5%, or $1.4 million; and angiographic products, for which sales increased 15.9%, or $730,000. All of the increase in our sales was due to increased unit sales.

Gross Profit. For the 2006 quarter, our gross profit as a percentage of sales increased to 58.4% from 55.4% for the 2005 quarter. The increase in gross profit margin was primarily the result of a favorable product mix from increased sales of higher margin products, such as our EvenMore catheter, the VenaCure procedure kit, and the Morpheus CT PICC, and production efficiencies resulting from continuous efforts to streamline the manufacturing process.

Selling and marketing expenses. Selling and marketing expenses were 26.8% of net sales for the 2006 and 2005 quarters. For the 2006 quarter, these expenses increased 27.7%, or $1.1 million, compared with the 2005 quarter. Selling expenses increased 33.7%, or $997,000, due to personnel expenses related to the increased number of territories and commissions on higher sales. Marketing expenses increased 12.7%, or $151,000, due to professional society membership fees, product promotions, and market research fees.

General and administrative expenses. General and administrative expenses were 9.7% of net sales for the 2006 quarter, compared with 8.1% for the 2005 quarter. For the 2006 quarter, these expenses increased 54.3%, or $675,000, partially due to increased legal and consulting fees, accounting fees related to quarterly reviews, income tax return filings, and internal controls review required by Section 404 of the Sarbanes-Oxley Act, as well as amortization of a recently implemented business software platform. Non-recurring consulting fees incurred in conjunction with our initial efforts to comply with Section 404 of the Sarbanes-Oxley Act comprised $189,000 of this increase, or 1.0% of net sales for the 2006 quarter.

Research and development expenses. Research and development (R&D) expenses were 7.3% of net sales for the 2006 quarter, compared to 6.6% for the 2005 quarter. R&D expenses increased by 40.9%, or $420,000, due to expenses associated with ongoing projects.

Other Income (Expenses). Other income increased $469,000 to $224,000 for the 2006 quarter, partially due to an increase in interest income of $142,000. Both an increase in our investment portfolio and higher yields contributed to this increase. The 2005 quarter included an impairment charge of $300,000 related to our investment in Surgica Corporation.

Income Taxes. Our effective tax rate for the 2006 quarter was 39.6% compared to 43.0% for the 2005 quarter. The decrease is attributable to a non-deductible capital loss incurred during the 2005 quarter, offset by additional income taxes incurred in the 2006 quarter under our tax sharing arrangement with our former parent company, E-Z-EM, Inc. (“E-Z-EM”), in connection with its filing of the consolidated fiscal 2005 Federal income tax return, which included our taxable income prior to our spin-off (the “Spin-off”) by E-Z-EM.

Net Income. For the 2006 quarter, we reported net income of $1.9 million, an increase of 73.3%, or $795,000, over net income of $1.1 million for the 2005 quarter. The increase in net income was attributable primarily to increased sales, higher gross profit margin and increased investment income, partially offset by higher operating expenses.

Thirty-nine weeks ended February 25, 2006 and February 26, 2005

The following table sets forth certain operational data as a percentage of sales for the thirty-nine weeks ended February 25, 2006 and February 26, 2005.

	Thirty-nine weeks ended
	February 25, 2006	February 26, 2005
Net Sales	100.0%	100.0%
Gross profit	58.2%	55.0%
Selling and marketing expenses	27.5%	26.5%
General and administrative expenses	9.4%	8.8%
Research and development expenses	8.2%	7.6%
Operating profit	13.1%	12.1%
Other income (expense)	1.1%	(0.5)%
Net income	8.8%	6.7%

Net Sales. Net sales for the fiscal 2006 period increased by 27.7%, or $11.9 million, to $54.9 million, compared to the fiscal 2005 period. The increase in sales was primarily due to the continued growth from new products released in, or subsequent to, the fiscal 2005 period as well as the continuing market share gains of our existing product lines. Faster growing products included our image-guided vascular access line, for which sales increased 93.5% or $4.2 million, due primarily to the continued growth of our Morpheus CT PICC; dialysis products, for which sales increased by 19.8%, or $2.4 million; venous products, for which sales increased by 55.0%, or $2.8 million; and angiographic products, for which sales increased 14.8%, or $1.9 million. All of the increase in our sales was due to increased unit sales.

Gross Profit. For the fiscal 2006 period, gross profit as a percentage of sales increased to 58.2% from 55.0% for the fiscal 2005 period. The increase in gross margin percentage was due to a favorable product mix resulting from increased sales of higher margin products, such as our EvenMore catheter, the VenaCure procedure kit, and the Morpheus CT PICC, and production efficiencies resulting from continuous efforts to streamline the manufacturing process.

Selling and marketing expenses. Selling and marketing expenses were 27.5% of net sales for the fiscal 2006 period, compared to 26.5% for the fiscal 2005 period. For the fiscal 2006 period, selling and marketing expenses increased 32.0%, or $3.6 million, compared to the fiscal 2005 period. Selling expenses increased 38.8%, or $3.1 million, due to personnel expenses related to the increased number of territories and commissions on higher sales, as well as product promotions and samples. Marketing expenses increased 15.4%, or $507,000, due to increased personnel expenses, product promotions, professional society membership fees, and convention expenses.

General and administrative expenses. General and administrative expenses were 9.4% of net sales for the fiscal 2006 period, compared to 8.8% for the fiscal 2005 period. For the fiscal 2006 period these expenses increased 38.0%, or $1.4 million, partially due to increased legal and consulting fees, accounting fees for audit and quarterly reviews, income tax return filings, and internal controls review required by Section 404 of the Sarbanes-Oxley Act, as well as computer supplies and amortization expense related to a recently implemented business software platform. Non-recurring consulting fees incurred in conjunction with our initial efforts to comply with Section 404 of the Sarbanes-Oxley Act comprised $239,000 of this increase, or 0.4% of net sales for the fiscal 2006 period.

Research and development expenses. Research and development (R&D) expenses were 8.2% of net sales for the fiscal 2006 period, compared to 7.6% for the fiscal 2005 period. R&D expenses increased by 37.7%, or $1.2 million, due to expenses associated with ongoing projects.

Other Income (Expenses). Other income increased $802,000 to $595,000 for the fiscal 2006 period, due to an increase in interest income of $359,000. Both an increase in our investment portfolio and higher yields contributed to this increase. Other income for the fiscal 2006 period also included an increase in realized gains on the sale of marketable securities of $133,000. The fiscal 2005 period included an impairment charge of $300,000 related to our investment in Surgica Corporation.

Income Taxes. Our effective tax rate for the fiscal 2006 period was 38.1% compared to 42.4% for the fiscal 2005 period. The decrease is attributable to research and development credits recorded in the fiscal 2006 period, plus a decrease in state taxes compared to the fiscal 2005 period, which included a catch-up provision for states in which we had recently attained a taxable presence. Additionally, the fiscal 2005 period included a non-deductible capital loss. These decreases were offset by additional income taxes incurred in the fiscal 2006 period under our tax sharing arrangement with E-Z-EM, in connection with E-Z-EM’s filing of the consolidated fiscal 2005 Federal income tax return, which included our taxable income prior to the Spin-off.

Net Income. For the fiscal 2006 period, we reported net income of $4.8 million, an increase of 67.5%, or $1.9 million, over the fiscal 2005 period. The increase in net income was attributable primarily to increased sales and higher gross margin, offset somewhat by increased operating expenses, as discussed above.

Liquidity and Capital Resources

For the fiscal 2006 period, we generated cash flow from operations of $4.7 million on net income of $4.8 million. A tax benefit on the exercise of stock options of $1.3 million, depreciation and amortization expense of $756,000, and increases in accounts payable were partially offset by increases in inventory and accounts receivable.

For the fiscal 2006 period, our investing activities used net cash of $7.7 million, due to three reasons. We had a net investment of $2.9 million of excess cash and cash generated from operations into U.S. Government obligations and corporate securities. Installment payments for distribution rights under an exclusive supply and distribution agreement, together with costs to execute the agreement, totaled $2.4 million. Additionally, we made equipment purchases and building improvements totaling $2.4 million, of which approximately $1.5 million related to our implementation and conversion to a new enterprise resource planning system.

Financing activities provided net cash of $1.9 million for the fiscal 2006 period, due to proceeds of $2.0 million received from the exercise of stock options and purchases under our employee stock purchase plan. Principal payments on our long-term debt totaled $120,000.

There have been no material changes with respect to our contractual obligations and their effect on liquidity and cash flows previously disclosed in our Annual Report on Form 10-K for our fiscal year ended May 28, 2005.

For the fiscal 2006 period, we funded capital expenditures and our working capital requirements (exclusive of the aforementioned installment payments of $2.4 million under a supply and distribution agreement) with cash from operations. Our current policy is to fund operations and capital requirements without incurring significant debt. In fiscal 2003, we financed our facility expansion with long-term industrial revenue bonds. As of February 25, 2006, and May 28, 2005, debt (current maturities of long-term debt and long-term debt) was $3.0 million and $3.1 million, respectively. On November 23, 2005, we replaced our $3.0 million bank line of credit with a $7.5 million line of credit facility with KeyBank National Association, with a maturity date of November 30, 2006. No amounts were outstanding under the line of credit as of February 25, 2006.

As of February 25, 2006, $28.9 million, or 41.2%, of our assets consisted of cash and cash equivalents and marketable securities. Marketable securities are comprised of corporate bonds and U.S. government issued or guaranteed securities. The current ratio was 5.6 to 1, with working capital of $46.0 million, as of February 25, 2006, compared to a current ratio of 6.5 to 1, with working capital of $42.1 million, as of May 28, 2005.

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

We believe that our current cash and investment balances, which include the net proceeds from our initial public offering, together with cash generated from operations and our existing line of credit, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If, as discussed above, we seek to make significant acquisitions of other businesses or technologies, we will, in all likelihood, require additional financing. We cannot assure you that such financing will be available on commercially reasonable terms, if at all.

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

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Decisions relative to criterion (iii) regarding collectability are based upon our judgments, as discussed under “Accounts Receivable” below, and should conditions change in the future and cause us to determine this criterion is not met, our results of operations may be affected. We recognize revenue as products are shipped, based on F.O.B. shipping point terms when title passes to customers. We negotiate shipping and credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved by us and, if approved, customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least 12 months remaining prior to its expiration date.

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

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of income. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. As of February 25, 2006, our valuation allowance and net deferred tax asset were approximately $628,000 and $1.3 million, respectively. We had a tax allocation and indemnification agreement with E-Z-EM with whom we filed consolidated Federal tax returns for periods through October 30, 2004. Under this agreement, we paid Federal income tax based on the amount of taxable income we generated and were credited for Federal tax benefits we generated that could be used by us or other members of the consolidated group. This agreement did not cover tax liabilities arising from state, local and other taxing authorities to whom we report separately.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of February 25, 2006 and May 28, 2005, our reserve for excess and obsolete inventory was $1.2 million and $779,000, respectively.

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

Our excess cash is primarily invested in highly liquid, short-term investment grade securities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of February 25, 2006, we were exposed to interest rate change market risk with respect to our investments in callable U.S. Government agency obligations in the amount of $995,000. The interest rate on the callable bonds is subject to the call option being exercised by the debtor. For the thirty-nine weeks ended February 25, 2006, the weighted average after-tax interest rate on the callable bonds approximated 1.8%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the government bonds by approximately $10,000 on an annual basis.

As of February 25, 2006, we maintained variable interest rate financing of $2,980,000 in connection with our facility expansion. We have limited our exposure to interest rate risk by entering into an interest rate swap agreement with a bank under which we agreed to pay the bank a fixed annual interest rate of 4.45%, and the bank assumed our variable interest payment obligations under the financing.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended February 25, 2006 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiary

Part II: Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our annual report on Form 10-K for the fiscal year ended May 28, 2005.

We are a defendant in two actions in which the plaintiffs allege that the manufacture, use and sale of our VenaCure laser system infringe on patents owned by them. These actions, which we have previously reported in our filings with the SEC, are entitled Diomed, Inc. v AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts, and VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., Diomed Inc., AngioDynamics, Inc., and Vascular Solutions, Inc., case no. C05-02972 MMC, filed in the U.S. District Court for the Northern District of California.

We purchase our lasers and laser fibers for our laser systems from biolitec, Inc. (“biolitec”) under a supply and distribution agreement. In response to our request to biolitec that it assume the defense of the VNUS action, biolitec advised us that the claims asserted in the VNUS action were not covered by the indemnification provisions in the supply and distribution agreement. biolitec further advised us that, based on the refinement of the claims in the Diomed action, such claims were also not within biolitec’s indemnification obligations under the agreement. We advised biolitec that we disagreed with its position and that we expected it to continue to honor its indemnification obligations to us under our agreement. We are engaged in discussions with biolitec to resolve this disagreement. Pending the outcome of these ongoing discussions, biolitec has agreed to continue to provide, at its cost and expense, our defense in the Diomed action but, contrary to what we believed our understanding with biolitec to be, has not agreed to pay the costs of defense of the VNUS action as they are incurred. Consequently, we are currently paying these costs. Should it ultimately be determined that the claims asserted in these actions are not within biolitec’s indemnification obligations under the supply and distribution agreement, we will be unable to recover the costs incurred in defending the VNUS action and will be responsible for paying any settlements or judgments in these actions. There is a reasonable possibility of an outcome unfavorable to us in the Diomed action, with a range of potential loss of between $674,000 and $5.6 million dollars.

In December 2005, we filed a motion for summary judgment of non-infringement in the above-described Diomed action in the U.S. District Court for the District of Massachusetts. Diomed has also moved for summary judgment in this action.

On January 3, 2006, we filed a declaratory judgment action in the U.S. Federal District court for the District of Delaware entitled AngioDynamics, Inc. v. Diomed Holdings, Inc., civ. action no. 06 002 (GMS) seeking a declaration by the court that the claims of Diomed’s recently issued U.S. patent no. 6,981,971, entitled Medical Laser Device, are invalid, unenforceable and not infringed by the manufacture or sale of any of our products, systems or processes, and that Diomed be stopped from asserting any of these claims against us. On January 17, 2006, we filed an Amended Complaint for Declaratory Judgment seeking a judgment declaring that the claims of a second Diomed patent, U.S. patent no. 6,986,766 entitled Method of Endovenous Laser Treatment, are invalid, unenforceable and not infringed by the manufacture or sale of any of our products, systems or processes, and that Diomed also be stopped from asserting any of these claims against us. On January 31, 2006, Diomed filed a motion to dismiss alleging that this declaratory judgment action should be dismissed as purportedly having no actual case or controversy between us and Diomed and stating that Diomed believed there was no imminent threat of litigation by Diomed against us. At this time, we cannot predict how the court will rule on this motion. If the motion is granted, this case will be dismissed, and Diomed will be able to file a patent infringement action against us at a later date. If the motion is denied, the case will proceed in the normal course.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our initial public offering on Form S-1 (reg. No. 333-113329) was declared effective on May 26, 2004.

The following table sets forth our uses of the net proceeds of the offering from the effective date of the offering to the last day of the fiscal quarter covered by this report:

Initial Public Offering

Use of proceeds

as of February 25, 2006

($ in thousands)

Description	Balance
Receipt of net proceeds of Initial Public Offering and underwriters’ over allotment option	$22,941
Repayment of note payable to E-Z-EM, Inc.	(3,000)
Payment of expenses related to our initial public offering.	(1,505)
Payments under a licensing and distribution agreement.	(2,393)
Installment payments under a research and distribution agreement	(800)

Net proceeds as of February 25, 2006.	$15,243

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
10.1	Commitment Letter dated November 23, 2005, from KeyBank National Association. (a)

10.2	Promissory Note dated November 23, 2005, between AngioDynamics, Inc. and KeyBank National Association. (a)

10.3	Commercial Security Agreement dated November 23, 2005, between AngioDynamics, Inc. and KeyBank National Association. (a)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number to the registrant’s current report on Form 8-K filed on November 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, Inc. (Registrant)

Date March 27, 2006	/s/ Eamonn P. Hobbs
Eamonn P. Hobbs, President,
Chief Executive Officer

Date March 27, 2006	/s/ Joseph G. Gerardi
Joseph G. Gerardi, Vice President - Chief Financial Officer (Principal Financial and Chief Accounting Officer)