Form 10-Q/A
period 2006-02-25
ANGIODYNAMICS INC
filed 2006-04-11
CIK 1275187

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

Explanatory Note

This amendment on Form 10-Q/A to the quarterly report on Form 10-Q for the quarterly period ended February 25, 2006 of AngioDynamics, Inc. is being filed to correct exhibits 32.1 and 32.2 thereto. Except for the corrections to exhibits 32.1 and 32.2, no other information included in the original report on Form 10-Q is amended by this amendment on Form 10-Q/A.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
10.1	Commitment Letter dated November 23, 2005, from KeyBank National Association. (a)

10.2	Promissory Note dated November 23, 2005, between AngioDynamics, Inc. and KeyBank National Association. (a)

10.3	Commercial Security Agreement dated November 23, 2005, between AngioDynamics, Inc. and KeyBank National Association. (a)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934*

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.
(a)	Incorporated by reference to the exhibit of the same number to the registrant’s current report on Form 8-K filed on November 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, Inc. (Registrant)

Date April 11, 2006	/s/ Eamonn P. Hobbs
Eamonn P. Hobbs, President,
Chief Executive Officer

Date April 11, 2006	/s/ Joseph G. Gerardi
Joseph G. Gerardi, Vice President - Chief Financial Officer (Principal Financial and Chief Accounting Officer)