Form 10-K
period 2006-06-03
ANGIODYNAMICS INC
filed 2006-08-11
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 3, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-50761

AngioDynamics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3146460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

603 Queensbury Ave., Queensbury, New York	12804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (518) 798-1215

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.01	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of November 26, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $202,472,000, computed by reference to the last sale price of the common stock on that date as reported by The Nasdaq National Market.

As of July 20, 2006, there were 15,503,114 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders to be held October 24, 2006 are incorporated by reference in Part III of this Form 10-K Report.

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

We have been in business for more than 18 years. Our global headquarters are located at 603 Queensbury Avenue, Queensbury, New York 12804. Our phone number is (518) 798-1215 and our website address is www.angiodynamics.com. (1)

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (the “SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make copies available to the public free of charge on or through our website.

History

AngioDynamics was founded in 1988 as a division of E-Z-EM, Inc., a leading developer and manufacturer of gastrointestinal contrast agents and related imaging accessories. E-Z-EM is a public company that is traded on The Nasdaq National Market under the symbol “EZEM”. In 1992, AngioDynamics was organized in the State of Delaware as a wholly owned subsidiary of E-Z-EM under the name A.D., Inc. In 1996, E-Z-EM transferred the business of its A.D. division to this subsidiary and we changed our name to AngioDynamics, Inc. In June 2004, we completed the initial public offering of our shares of common stock. The offering consisted of 2,242,500 shares (including 292,500 shares issued pursuant to the underwriters’ over-allotment option) at an initial public offering price of $11.00 per share. As a result of the offering, E-Z-EM, Inc. held 80.4% of our shares. On October 30, 2004, E-Z-EM distributed all of its shares of AngioDynamics common stock to its stockholders.

Recent Developments

In May 2006, we completed a follow-on public offering of our shares of common stock. The offering consisted of 2,760,000 shares (including 360,000 shares issued pursuant to the underwriters’ over-allotment option) at a public offering price of $24.07 per share.

(b) Narrative Description of Business

General

Our current product lines consist primarily of angiographic products and accessories, dialysis products, vascular access products, venous products, thrombolytic products, PTA products, and drainage products.

(1)	This website address is not intended to function as a hyperlink, and information on our website is not part of this Annual Report on Form 10-K.

Our principal competitive advantages are our dedicated market focus, established brands and innovative products. We believe our dedicated focus enhances patient care and engenders loyalty among our customers. As a provider of interventional devices for almost two decades, we believe we have established AngioDynamics as a recognized brand in our target markets. We collaborate frequently with leading interventional physicians in developing our products and rely on these relationships to further support our brands. Our chief executive officer is the only business executive from the medical device industry to serve on the Strategic Planning Committee of the Society of Interventional Radiology. This appointment provides us with awareness of emerging clinical trends, high visibility among interventional physicians and opportunities to understand and influence the evolution of interventional therapies.

We sell our broad line of quality devices for minimally invasive therapies in the United States through a direct sales force comprised, as of July 20, 2006, of 52 sales representatives, eight regional sales managers, an eastern and a western zone director, and a vice president of sales. We also sell our products in 34 non-U.S. markets through a distributor network. For fiscal years 2006, 2005, and 2004, 4.1%, 4.2%, and 4.8% of our net sales were in non-U.S. markets. Sales to any one country outside the United States did not comprise a material portion of our net sales in any of the last three fiscal years. We support our customers and sales organization with a marketing staff that includes product managers, customer service representatives, a clinical specialist and a laser specialist. Our dedicated sales force and growing portfolio of products have contributed to our strong sales growth.

Peripheral Vascular Disease

Peripheral vascular disease encompasses a number of conditions in which the arteries or veins that carry blood to or from the legs, arms or non-cardiac organs become narrowed, obstructed or stretched. Structural deterioration in the blood vessels due to aging and the accumulation of atherosclerotic plaque results in restricted or diminished blood flow. Common symptoms include numbness, tingling, persistent pain or cramps in the extremities and deterioration of organ function, such as renal failure or intestinal malabsorption. Common PVDs also include venous insufficiency, a malfunction of one or more valves in the leg veins, which often leads to painful varicose veins and/or potentially life-threatening blood clots, and abdominal aortic aneurysms, or AAA, a ballooning, or stretching, of the aorta, which can lead to a potentially fatal rupture. Individuals who are over age 50, smoke, are overweight, have lipid (i.e., cholesterol) disorders, are diabetic or have high blood pressure are at the greatest risk of developing PVD.

Peripheral Interventional Medicine

Peripheral interventional medicine involves the use of minimally invasive, image-guided procedures to treat peripheral vascular and other non-coronary diseases. In these procedures, x-rays, ultrasound, MRI and other diagnostic imaging equipment are used to guide tiny instruments, such as catheters, through blood vessels or the skin to treat diseases. Increasing use of these techniques has accompanied advances in device designs and imaging technologies that enable physicians to diagnose and treat peripheral disorders in a much less invasive manner than traditional open surgery. Interventional procedures are generally less traumatic and less expensive, as they involve less anesthesia, a smaller incision and a shorter recovery time.

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

Products

Our current product offerings consist of the following product categories:

	2006
Products	Net Sales $	% of Net Sales
	(dollars in thousands)
Angiographic Products and Accessories	$21,394	27.3%
Dialysis Products	19,643	25.0
Vascular Access Products	12,217	15.6
Venous Products	12,186	15.5
Thrombolytic Products	4,539	5.8
PTA Products	4,068	5.2
Drainage Products	2,251	2.9
Other	2,153	2.7

Total	$78,451	100.0%

All products discussed below have been cleared for sale in the United States by the U.S. Food and Drug Administration, or the FDA.

We have registered a number of marks with the U.S. Patent and Trademark Office, including AngioDynamics; Pulse*Spray; MORPHEUS CT; EVENMORE; ABSCESSION; TOTAL ABSCESSION; SPEEDLYSER; ANGIOFLOW; HYDROTIP; MEMORY TIP; SOS OMNI and Soft-Vu. This annual report on Form 10-K also contains trademarks of companies other than AngioDynamics.

Angiographic Products and Accessories

Angiographic products and accessories are used during virtually every peripheral vascular interventional procedure. These products permit interventional physicians to reach targeted locations within the vascular system to deliver contrast media for visualization purposes and therapeutic agents and devices, such as stents or PTA balloons. Angiographic products consist primarily of angiographic catheters, but also include entry needles and guidewires specifically designed for peripheral interventions, and fluid management products.

We manufacture four lines of angiographic catheters that are available in over 500 tip configurations and lengths, either as standard items or made to order, and an advanced guidewire.

•	SOFT-VU®. Our proprietary SOFT-VU technology incorporates a soft, atraumatic tip, which is easily visualized under fluoroscopy.

•	ANGIOPTIC™. The ANGIOPTIC line is distinguished from other catheters because the entire instrument is highly visible under fluoroscopy.

•	Accu-Vu™. The Accu-Vu is a highly visible, accurate sizing catheter used to determine the length and diameter of a vessel for endovascular procedures. Accu-Vu provides a soft, highly radiopaque tip with a choice of platinum radiopaque marker patterns along the shaft for enhanced visibility and accuracy. Sizing catheters are used primarily in preparation for aortic aneurysm stent-grafts, percutaneous balloon angioplasty, peripherally placed vascular stents and vena cava filters.

•	Mariner™. The Mariner is a hydrophilic-coated angiographic catheter. It uses our patented Soft-Vu catheter technology to deliver contrast media to anatomy that is difficult to reach. The advanced hydrophilic coating technology significantly reduces catheter surface friction, providing smoother navigation through challenging vasculature with optimal handling and control.

•	AQUALiner®. The AQUALiner is a technologically advanced guidewire. This guidewire is used to provide access to difficult to reach locations in interventional procedures requiring a highly lubricious wire. The AQUALiner guidewire incorporates proprietary advanced coating technology that allows smooth frictionless navigation.

We offer uncoated, Teflon-coated and hydrophilic-coated guidewires to support our core angiographic catheter line. Our major competitors in the peripheral angiographic market are Boston Scientific Corporation, Cook Incorporated and Cordis Corporation, a subsidiary of Johnson & Johnson Inc.

Dialysis Products

We market a complete line of dialysis products that provide short- and long-term vascular access for dialysis patients. Dialysis, or cleaning of the blood, is necessary in conditions such as acute renal failure, chronic renal failure and end-stage renal disease, or ESRD. The kidneys remove excess water and chemical wastes from blood, permitting clean blood to return to the circulatory system. When the kidneys malfunction, waste substances cannot be excreted, creating an abnormal buildup of wastes in the bloodstream. Dialysis machines are used to treat this condition. Dialysis catheters, which connect the patient to the dialysis machine, are used at various stages in the treatment of every dialysis patient.

We currently offer five high-flow dialysis catheters.

•	SCHON™. The SCHON chronic dialysis catheter is designed to be self-retaining, deliver high flow rates and provide patient comfort. The Schon is for long-term use.

•	EVENMORE™. The EVENMORE is our first internally manufactured catheter. It is a low profile end-hole design catheter that provides very efficient dialysis. It was designed for long-term use with our proprietary Durathane shaft, which offers high resistance to chemicals used to clean the insertion site.

•	DURA-FLOW™. The DURA-FLOW chronic dialysis catheter is designed to be durable, maximize flow rates and provide for easier care and site maintenance. The Dura-Flow chronic dialysis catheter is for long-term use.

•	SCHON XL®. The SCHON XL acute dialysis catheter is designed to be kink resistant, deliver high flow rates, offer versatile positioning and provide patient comfort. SCHON XL is for short-term use.

•	DYNAMIC FLOW™. Our DYNAMIC FLOW chronic dialysis catheter is designed for long-term use in dialysis patients. It features a Durathane shaft that offers higher chemical resistance than polyurethane, simplifying site care requirements. The Dynamic Flow also features a split tip design and a proximal shaft that reduces the chance of kinking after it reaches placement.

We purchase from Medcomp and resell under our name our Schon, Schon XL, and Dura-Flow dialysis catheters under an exclusive worldwide license. We also purchase our Dynamic Flow catheters under a non-exclusive license from Medcomp. Our agreement with Medcomp expires in June 2009 and extends automatically for an additional five-year term if, throughout the initial term, we satisfy minimum purchase requirements specified in the agreement. If our agreement with Medcomp is automatically extended for the additional five-year term, those minimum purchase requirements will be 10% higher than the previous years’. For products for which we have an exclusive license, (i.e. Schon, Schon XL, but not DURA-FLOW, which has no minimum purchase requirements) Medcomp may terminate our exclusive rights if we fail to purchase at least 90% of the minimum purchase requirements specified in the agreement. These exclusive rights will automatically terminate if we fail to purchase more than 60% of the minimum purchase requirements. Also,

Medcomp may terminate all of our rights to a product if we fail to purchase more than 40% of the minimum purchase requirements specified for that product. To date we have met the minimum purchase requirements under contract for Schon and Schon XL, and we anticipate that we will be able to continue to purchase the minimum quantities required in order to maintain our exclusive rights.

Boston Scientific, C.R. Bard, Inc., Kendall Healthcare Products, a subsidiary of Tyco International Ltd., and Medcomp, are our major competitors in the development, production and marketing of dialysis catheters.

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

Our vascular access products include:

•	Morpheus® CT PICC. These PICC lines provide short- or long- term peripheral access to the central venous system for intravenous therapy and blood sampling. They are constructed of a biocompatible and durable material called Durathane, and have increased stiffness from the proximal end to the distal end, which provides ease of use and enhanced patient safety and comfort. These products are intended for use with CT injectors, allowing physicians to use the existing PICC for both medications and CT imaging, thus avoiding the need for an additional access site.

•	Morpheus® CT PICC Insertion Kit. In May 2006, we introduced our insertion kit, which allows our Morpheus CT PICC to be inserted at a patient’s bedside instead of in the hospital radiology suite. The kit was specifically designed for interventional radiologists, nurse practitioners, physician assistants and radiology technicians who perform placement of PICC lines.

•	Micro Access Sets. Our micro access sets provide interventional physicians a smaller introducer system for minimally invasive procedures.

•	Transjugular Access Set. Our transjugular liver access set is used to provide access in a transjugular intrahepatic portosystemic shunt (TIPS) procedure. A TIPS procedure involves placing a shunt in the liver between the hepatic and portal veins. This relieves the pressure on the portal system in an effort to resolve the bleeding complications often encountered in end-stage liver failure.

Our competitors in this market include Arrow International, Inc., Boston Scientific, Cook, C.R. Bard, Deltec, Inc., a subsidiary of Smiths Group plc, and Medcomp.

Venous Products

Our venous products consist of our VenaCure products and Sotradecol.

Our VenaCure products are used in endovascular laser procedures to treat venous insufficiency of the great saphenous vein. Venous insufficiency is a malfunction of one or more valves in the leg veins. These procedures are a less invasive alternative to vein stripping for the treatment of this condition. Vein stripping is a lengthy, painful and traumatic surgical procedure that involves significant patient recovery time. In contrast, laser treatment is an outpatient procedure that generally allows the patient to quickly return to normal activities with no scarring and minimal post-operative pain.

With our VenaCure products, laser energy is used to stop the source of the pressure by ablating, or collapsing and destroying, the affected vein. The body subsequently routes the blood to other healthy veins. Our products are sold as a system that includes a diode laser, disposable components and training and marketing materials. The diode laser is a self-contained reusable instrument. The disposable components in the system include a Sheath-Lok laser fiber system, an access sheath, access wires and needles. The training and marketing materials include a two-day physician training course, a comprehensive business development package and patient marketing kit.

We purchase the laser and laser fibers used in our Precision 810 and Precision 980 VenaCure products from biolitec, Inc. Under our agreement with biolitec, we have a non-exclusive license to sell the biolitec laser and laser fiber components to interventional radiologists and vascular surgeons in the United States and Canada. Our agreement with biolitec expires in April 2007. We are discussing an amended and extended agreement with biolitec, and we have identified several other vendors for the lasers and laser fibers to replace those we purchase from biolitec. biolitec sells its ELVeS 810 and ELVeS 980, which are substantially identical to the lasers in our Precision 810 and Precision 980, to customers other than interventional radiologists and vascular surgeons in the United States and Canada and distributes those products without restriction in the rest of the world. In the future, biolitec may also market its ELVeS 810 and ELVeS 980 to the interventional radiology and vascular surgery marketplace in the United States and Canada.

An important part of our focus on the peripheral vascular disease market is the treatment of varicose veins. With an estimated one-half of all Americans over the age of 60 suffering from varicose veins, the market for this treatment is large and growing. We believe that Sotradecol, a sclerosing drug that was recently approved by the FDA and that we introduced in November, 2005, combined with our currently available precision drug-delivery catheter technology, such as UNI*FUSE, will become an important method of treating varicose veins. Sotradecol has been shown to be an effective treatment of small, uncomplicated varicose veins of the lower extremities, in addition to ablation of the great saphenous vein. Catheter-directed sclerotherapy has the advantages of requiring no investment in capital equipment and requires no local anesthesia because it is virtually pain free. We believe that laser-based treatment systems will continue to be an important part of the vein treatment market in the United States for some time, but that laser treatments may eventually be eclipsed by catheter-directed sclerotherapy, as has occurred in Europe. This approach to treating varicose veins has the potential for greater intellectual property protection and higher gross margins than our laser-based VenaCure products and, most importantly, can be incorporated with some of our existing patented products. In October 2005, we entered into a supply and distribution rights agreement with Bioniche Pharma Group Limited under which we were appointed the exclusive distributor to interventional radiologists and several other specialists in the United States of Sotradecol™, a sclerosing drug that was recently approved by the FDA, for the treatment of varicose veins and other vascular indications as may be approved by the FDA. In July 2006, the agreement was amended to expand our exclusive distribution rights to cover all “persons” in the United States, which may include hospital pharmacies, group purchasing organizations and wholesalers, as well as all physicians, for use in treating varicose veins or other approved vascular indications, subject to Bioniche Pharma’s termination of any existing relationships with or commitments to all other third parties for the sale and/or distribution of Sotradecol in the United States. Sotradecol is the only FDA-approved sodium tetradecyl sulfate injection currently available in the United States.

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

PTA Products

PTA (percutaneous transluminal angioplasty) procedures are used to open blocked blood vessels and dialysis access sites using a catheter that has a balloon at its tip. When the balloon is inflated, the pressure flattens the blockage against the vessel wall to improve blood flow. PTA is now the most common method for opening a blocked vessel in the heart, legs, kidneys or arms.

Our PTA dilation balloon catheters include:

•	WORKHORSE™. Our WORKHORSE product is a high-pressure balloon catheter offered in 54 configurations. While the WorkHorse can perform other peripheral PTA procedures, we believe the device is used primarily for treating obstructed dialysis access sites.

•	WORKHORSE™ II. The WORKHORSE II is a high-pressure, non-compliant PTA balloon catheter. This product is an extension to our WORKHORSE PTA catheter, with enhanced WORKHORSE features to improve product performance during declotting procedures for dialysis access sites.

AngioFlow® is a catheter-based flow meter that we believe is the only currently available intra-vascular device to measure blood flow in dialysis access sites during an access site clearing procedure. This capability allows interventional physicians to evaluate the efficacy of an access site clearing procedure during the procedure, thus likely improving the outcome and lessening the need for repeat procedures.

Boston Scientific, Cordis, Cook and C.R. Bard are our primary competitors in the PTA dilation market.

Thrombolytic Products

Thrombolytic catheters are used to deliver thrombolytic agents, which are drugs that dissolve blood clots in hemodialysis access grafts, arteries, veins and surgical bypass grafts. Our thrombolytic catheters include:

•	PULSE*SPRAY® and UNI*FUSE catheters. Our PULSE*SPRAY and UNI*FUSE catheters improve the delivery of thrombolytic agents by providing a controlled, forceful and uniform dispersion. Patented slits on the infusion catheter operate like tiny valves for an even distribution of thrombolytic agents. We believe that these slits reduce the amount of thrombolytic agents and the time necessary for these procedures, resulting in cost savings and improved patient safety.

•	SPEEDLYSER®. Our SPEEDLYSER thrombolytic catheter is used to deliver thrombolytic agents into obstructed dialysis grafts. This catheter features PULSE*SPRAY slit technology that simplifies catheter insertion and drug delivery.

Our primary competitors in this market include Cook and EV3, Inc.

Drainage Products

Drainage products percutaneously drain abscesses and other fluid pockets. An abscess is a tender inflamed mass that typically must be drained by a physician.

Our line of drainage products consists of our TOTAL ABSCESSION® general drainage catheters, which we introduced in December 2005, and ABSCESSION® general and biliary drainage catheters. These products feature our proprietary soft catheter material, which is designed for patient comfort. These catheters also recover their shape even if bent or severely deformed when patients roll over and kink the catheters during sleep. Our TOTAL ABSCESSION general drainage catheter features a tamper-resistant locking mechanism known as the VAULT™. This locking mechanism eliminates the need to replace drainage catheters that become unlocked during routine use, thus reducing physician time and increasing patient comfort. The TOTAL ABSCESSION catheter permits aspiration while locked or unlocked, thus allowing more accurate placement and greater versatility for draining complex situations.

Our primary competitors for drainage products include Boston Scientific, Cook and C.R. Bard.

Other

For fiscal 2006, revenues from our “Other” product category consisted of freight charges, which totaled $2.2 million, or 2.7% of total revenues.

Research & Development

Our future success will depend in part on our ability to continue to develop new products and enhance existing products. We recognize the importance of, and intend to continue to make investments in, research and development. Approximately 62% of our net sales for fiscal 2006 were from products we introduced in the last five fiscal years. For fiscal 2006, 2005, and 2004, our research and development expenditures were $5.9 million, $4.6 million, and $3.6 million, respectively, and constituted 7.5%, 7.6%, and 7.2%, respectively, of net sales. We expect that our research and development expenditures will reach approximately 8% of net sales by the end of fiscal 2007 and remain at that level thereafter. However, downturns in our business could cause us to reduce our research and development spending.

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

Competition

We encounter significant competition across our product lines and in each market in which our products are sold. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. We face competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. In addition, we compete with providers of other medical therapies, such as pharmaceutical companies, that may offer non-surgical therapies for conditions that are currently or in the future may be treated using our products. Our primary device competitors include: Boston Scientific, Cook, Cordis, C.R. Bard, Diomed, Medcomp and VNUS Medical. Medcomp supplies us with most of our dialysis catheters, but also competes with us by selling Dynamic Flow catheters, which we buy from them on a non-exclusive basis, and other dialysis catheters that we do not license from them. Many of our competitors have substantially greater financial, technological, research and development, regulatory, marketing, sales and personnel resources than we do. Competitors may also have greater experience in developing products, obtaining regulatory approvals, and manufacturing and marketing such products. Competitors may also obtain patent protection or regulatory approval or clearance, or achieve product commercialization, before us, any of which could materially adversely affect us.

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

As part of our education program we offer a comprehensive two-day training course for our VenaCure products. We use this and other training programs to foster future collaboration with physicians and increase brand awareness and loyalty. We also seek to create patient awareness of this new treatment through our website, print materials and video news releases.

We promote our products through medical society meetings that are attended by interventional radiologists, vascular surgeons, interventional cardiologists, interventional nephrologists, interventional oncologists, and others. Our attendance at these meetings is one of our most important methods of communicating with our customers. At these meetings, we receive direct feedback from customers and present new ideas and products. Our attendance at these meetings also reflects our support and commitment to the medical societies, as these societies rely on industry participation and support in order to effectively hold these meetings. The support we provide includes sponsorship of medical society research foundations, general financial support for holding these meetings, and special awards to physicians and others.

Backlog

At July 20, 2006, we had a backlog of unfilled customer orders of $70,000, compared to a backlog of $127,000 at July 30, 2005. We expect the entire backlog at July 20, 2006 will be filled during fiscal 2007. Because, historically, we ship 95% of products sold in the United States within 48 hours of receipt of the orders, we do not consider our backlog to be indicative of our future operating results.

Manufacturing

Our manufacturing facility is located in Queensbury, New York, and includes over 32,000 square feet of manufacturing and distribution space. We anticipate requiring additional manufacturing space within the next one to two years.

We manufacture certain proprietary components and products and assemble, inspect, test and package our finished products. By designing and manufacturing many of our products from raw materials, and assembling and testing our subassemblies and products, we believe that we can maintain better quality control, ensure compliance with applicable regulatory standards and our internal specifications, and limit outside access to our proprietary technology. We have custom-designed proprietary manufacturing and processing equipment and have developed proprietary enhancements for existing production machinery.

Our management information system includes order entry, invoicing, on-line inventory management, lot traceability, purchasing, shop floor control and shipping and distribution analysis, as well as various accounting-oriented functions. This system enables us to track our products from the inception of an order through all parts of the manufacturing process until the product is delivered to the customer. Our management information system enables us to ship 95% of products sold in the United States within 48 hours of when an order is received.

We purchase components from third parties. Most of our components are readily available from several supply sources. We also purchase finished products from third parties. One supplier, Medcomp, currently supplies most of our dialysis catheters. Medcomp products accounted for approximately 21% of our net sales for fiscal 2006. Another supplier, biolitec, Inc., supplies us with the laser and laser fibers which are the principal components of our VenaCure products. Sales of our VenaCure products accounted for approximately 15% of our net sales for fiscal 2006. To date, we have been able to obtain adequate supplies of all product and components in a timely manner from existing sources.

In fiscal 2006, 65% of our net sales were derived from products we manufactured or assembled ourselves, with the balance being derived from products manufactured for us by third parties. Our Queensbury facility is registered with the FDA and has been certified to ISO 13485 standards, as well as the CMD/CAS Canadian Medical Device Regulations. ISO 13485 is a quality system standard that satisfies European Union regulatory requirements, thus allowing us to market and sell our products in European Union countries. If we were to lose this certification, we would no longer be able to sell our products in these countries until we made the necessary corrections to our operations or satisfactorily completed an alternate European Union approval route that did not rely on compliance with quality system standards. Our manufacturing facilities are subject to periodic inspections by regulatory authorities to ensure compliance with domestic and non-U.S. regulatory requirements. See “—Government Regulation.”

Intellectual Property

As of July 20, 2006, we owned 40 U.S. patents and had exclusive licenses to seven U.S. patents. Additionally, we had 28 pending U.S. patent applications. Internationally, we had 24 issued patents and 24 pending patent applications, all of which are foreign counterparts of the U.S. cases.

We believe that our success is dependent, to a large extent, on patent protection and the proprietary nature of our technology. We intend to continue to file and prosecute patent applications for our technology in jurisdictions where we believe that patent protection is effective and advisable, generally in the United States and other appropriate jurisdictions.

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

In January 2004, Diomed filed an action against us alleging that our VenaCure products for the treatment of varicose veins infringe on a patent held by Diomed. Diomed’s complaint seeks injunctive relief and compensatory and treble damages. In October 2005, VNUS filed a patent infringement action against us and other companies seeking similar relief. In January 2006, we filed a declaratory judgment action seeking a declaration by the court that the claims of two recently issued U.S. patents issued to Diomed are invalid. If either Diomed or VNUS is successful in its action, our results of operations could be negatively affected. See Item 3 of this report for additional details.

We rely on trade secret protection for certain unpatented aspects of our proprietary technology. There can be no assurance that others will not independently develop or otherwise acquire substantially equivalent proprietary information or techniques, that others will not gain access to our proprietary technology or disclose such technology, or that we can meaningfully protect our trade secrets. We have a policy of requiring key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Our confidentiality agreements also require our employees to assign to us all rights to any inventions made or conceived during their employment with us. We also generally require our consultants to assign to us any inventions made during the course of their engagement by us. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer or disclosure of confidential information or inventions.

The laws of foreign countries generally do not protect our proprietary rights to the same extent, as do the laws of the United States. In addition, we may experience more difficulty enforcing our proprietary rights in certain foreign jurisdictions.

Government Regulation

The products we manufacture and market are subject to regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and, in some instances, state authorities and foreign governments.

United States FDA Regulation

Before a new medical device can be introduced into the market, a manufacturer generally must obtain marketing clearance or approval from the FDA through either a 510(k) submission (a premarket notification) or a premarket approval application, or PMA.

The 510(k) procedure is less rigorous than the PMA procedure, but is available only in particular circumstances. The 510(k) clearance procedure is available only if a manufacturer can establish that its device is “substantially equivalent” in intended use and in safety and effectiveness to a “predicate device,” which is a legally marketed device with 510(k) clearance in class I or II or grandfather status based upon commercial distribution on or before May 28, 1976. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The 510(k) clearance procedure generally takes from four to 12 months from the time of submission, but may take longer. In some cases, supporting clinical data may be required. The FDA may determine that a new or modified device is not substantially equivalent to a predicate device or may require that additional information, including clinical data, be submitted before a determination is made, either of which could significantly delay the introduction of new or modified device products. If a product does not satisfy the criteria of substantial equivalence, it is placed in class III and premarket approval is required prior to the introduction of that product into the market.

The PMA application procedure is more comprehensive than the 510(k) procedure and typically takes several years to complete. The PMA application must be supported by scientific evidence providing pre-clinical and clinical data relating to the safety and efficacy of the device and must include other information about the device and its components, design, manufacturing and labeling. The FDA will approve a PMA application only if a reasonable assurance that the device is safe and effective for its intended use can be provided. As part of the PMA application review, the FDA will inspect the manufacturer’s facilities for compliance with its Quality System Regulation, or QSR. As part of the PMA approval the FDA may place restrictions on the device, such as requiring additional patient follow-up for an indefinite period of time. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years. After the PMA is approved, if significant changes are made to a device, its manufacturing or labeling, a PMA supplement containing additional information must be filed for prior FDA approval.

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

After a product is placed on the market, the product and its manufacture are subject to pervasive and continuing regulation by the FDA. The FDA enforces these requirements by inspection and market surveillance. Our suppliers also may be subject to FDA inspection. We must therefore continue to spend time, money and effort to maintain compliance. Among other things, we must comply with the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. We must also comply with the FDA’s corrections and removal reporting regulation, which requires that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FDCA that may present a risk to health. The labeling and promotion activities for devices are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting the marketing of devices for unapproved new uses.

The devices manufactured by us also are subject to the QSR, which imposes elaborate testing, control, documentation and other quality assurance procedures. Every phase of production, including raw materials, components and subassemblies, manufacturing, testing, quality control, labeling, tracing of consignees after distribution, and follow-up and reporting of complaint information is governed by the FDA’s QSR. Device manufacturers are required to register their facilities and list their products with the FDA and certain state agencies. The FDA periodically inspects manufacturing facilities and, if there are alleged violations, the operator of a facility must correct them or satisfactorily demonstrate the absence of the violations or face regulatory action.

We are subject to inspection and marketing surveillance by the FDA to determine our compliance with all regulatory requirements. Recently, the FDA has placed an increased emphasis on enforcement of the QSR and other postmarket regulatory requirements. Non-compliance with applicable FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us.

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

In some cases, we rely on our non-U.S. distributors to obtain regulatory approvals, complete product registrations, comply with clinical trial requirements and complete those steps that are customarily taken in the applicable jurisdictions.

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

Third-Party Reimbursement

United States

Our products are used in medical procedures generally covered by government or private health plans. Accordingly, our sales and the prices we charge for our products depend significantly on the extent to which those third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans, cover our products and the procedures performed with them.

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

Third-party payors are increasingly challenging the prices charged for medical products and procedures and, where a reimbursement model is used, introducing maximum reimbursements for the procedures they cover. We believe that the minimally invasive procedures in which our products are used are generally less costly than open surgery. However, there is no guarantee that these procedures will be reimbursed. Third-party payors may not consider these minimally invasive procedures to be cost-effective and may therefore refuse to authorize coverage.

Third-party payors who cover the cost of medical products or equipment, in addition to allowing a general charge for the procedure, often maintain lists of exclusive suppliers or approved lists of products deemed to be cost-effective. Authorization from those third-party payors is required prior to using products that are not on these lists as a condition of reimbursement. If our products are not on the approved lists, healthcare providers must determine if the additional cost and effort required to obtain prior authorization, and the uncertainty of actually obtaining coverage, is justified by any perceived clinical benefits from using our products.

Finally, the advent of contracted fixed rates per procedure has made it difficult to receive reimbursement for disposable products, even if the use of these products improves clinical outcomes. In addition, many third-party payors are moving to managed care systems in which providers contract to provide comprehensive healthcare for a fixed cost per person. Managed care providers often attempt to control the cost of healthcare by authorizing fewer elective surgical procedures. Under current prospective payment systems, such as the diagnosis related group system and the hospital out-patient prospective payment system, both of which are used by Medicare and in many managed care systems used by private third-party payors, the cost of our products will be incorporated into the overall cost of a procedure and not be separately reimbursed. As a result, we cannot be certain that hospital administrators and physicians will purchase our products, despite the clinical benefits and opportunity for cost savings that we believe can be derived from their use.

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

We cannot assure you that this level of coverage is adequate. We may not be able to sustain or maintain this level of coverage and cannot assure you that adequate insurance coverage will be available on commercially reasonable terms or at all. A successful product liability claim or other claim with respect to uninsured or underinsured liabilities could have a material adverse effect on our business.

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

Employees

As of July 20, 2006, we had 305 full-time employees and one part-time employee, including 27 in management and administration; 46 in research, product development and regulatory approval/quality assurance; 79 in sales and marketing; and the balance in manufacturing functions. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We sell our products outside the United States through a distribution network that, as of July 20, 2006, consisted of 30 distributors for 34 markets.

Item 1A. Risk Factors

Our financial and operating results are subject to a number of factors, many of which are not within our control. These factors include the following:

If we fail to develop or market new products and enhance existing products, we could lose market share to our competitors and our results of operations could suffer.

The market for interventional devices is characterized by rapid technological change, new product introductions, technological improvements, changes in physician requirements and evolving industry standards. To be successful, we must continue to develop and commercialize new products and to enhance versions of our existing products. Our products are technologically complex and require significant planning, design, development and testing before they may be marketed. This process generally takes at least 12 to 18 months from initial concept and may take up to several years. In addition, product life cycles are relatively short because medical device manufacturers continually develop smaller, more effective and less expensive versions of existing devices in response to physician demand. Our success in developing and commercializing new and enhanced versions of our products is affected by our ability to:

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

The markets for interventional devices are highly competitive, and we expect competition to continue to intensify. We may not be able to compete effectively, and we may lose market share to our competitors. The principal competitors in the markets for our products currently include: Boston Scientific Corporation; Cook, Incorporated; Cordis Corporation, a subsidiary of Johnson & Johnson, Inc.; C.R. Bard Inc.; Diomed Inc.; Medical Components, Inc., or Medcomp; and VNUS Medical Technologies, Inc. Many of our competitors have substantially greater:

•	financial and other resources;

•	variety of products;

•	technical capabilities;

•	ability to develop and introduce new products;

•	patent portfolios that may present an obstacle to our conduct of business;

•	name recognition; and

•	distribution networks and in-house sales forces.

Our competitors may succeed in developing technologies and products earlier, in obtaining patent protection or regulatory clearance earlier, or in commercializing new products or technologies more rapidly than us. Our competitors may also develop products and technologies that are superior to those we are developing or that otherwise could render our products obsolete or noncompetitive. In addition, we may face competition from providers of other medical therapies, such as pharmaceutical companies, that may offer non-surgical therapies for conditions that are currently or in the future may be treated using our products. Our products are generally sold at higher prices than those of our competitors. However, in the current environment of managed care, which is characterized by economically motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we are increasingly being required to compete on the basis of price. If we are not able to compete effectively, our market share and revenues may decline.

We may be exposed to risks associated with acquisitions, including integration risks and risks associated with methods of financing and the impact of accounting treatment. Accordingly, completed acquisitions may not enhance our business.

Part of our growth strategy is to acquire businesses and technologies that are complementary to ours. Any such acquisitions would be accompanied by the risks commonly encountered in acquisitions, including the:

•	potential disruption of our business while we evaluate opportunities, complete acquisitions and develop and implement new business strategies to take advantage of these opportunities;

•	inability of our management to maximize our financial and strategic position by incorporating an acquired technology or business into our existing offerings;

•	difficulty of maintaining uniform standards, controls, procedures and policies;

•	difficulty of assimilating the operations and personnel of acquired businesses;

•	potential loss of key employees of acquired businesses, and the impairment of relationships with employees and customers as a result of changes in management; and

•	uncertainty as to the long-term success of any acquisitions we may make.

We cannot assure you that any completed acquisition will enhance our business. If we proceed with one or more significant acquisitions in which the consideration consists of cash, a substantial portion of our available cash, could be used to consummate the acquisitions. If we consummate one or more acquisitions in which the consideration consists of capital stock, our stockholders could suffer significant dilution of their interest in us. In addition, we could incur or assume significant amounts of indebtedness in connection with acquisitions. Further, acquisitions could also result in significant goodwill and/or amortization charges for acquired businesses or technologies.

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

Third parties may claim that our products infringe their patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult because, in general, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. Some companies in the medical device industry have used intellectual property infringement litigation to gain a competitive advantage. If a competitor were to challenge our patents, licenses or other intellectual property rights, or assert that our products infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive changes to our product design, license rights in order to continue manufacturing and selling our products, or pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume our financial resources but also divert our management’s time and effort. Such claims could also cause our customers or potential customers to purchase competitors’ products or defer or limit their purchase or use of our affected products until resolution of the claim.

In January 2004, Diomed filed an action against us alleging that our VenaCure products for the treatment of varicose veins infringe a patent held by Diomed for a laser system that competes with our VenaCure products. Diomed’s complaint seeks injunctive relief and compensatory and treble damages. In October 2005, VNUS Medical Technologies filed an action against us, Diomed and another defendant alleging, among other things, that the manufacture, use and sale of our VenaCure products infringe several patents held by VNUS and seeking injunctive relief and compensatory and treble damages. For fiscal 2006, sales of our VenaCure products accounted for approximately 15% of our total sales. If Diomed or VNUS Medical Technologies is successful in its action against us, our results of operations could suffer. See Item 3—Legal Proceedings.

We are dependent on single and limited source suppliers, which puts us at risk for supplier business interruptions.

We currently purchase significant amounts of several key products and product components from single and limited source suppliers and anticipate that we will do so for future products as well. For fiscal 2006, approximately 35% of our net sales were derived from sales of products manufactured for us by third parties. In addition, approximately 16% of our sales growth over our past two fiscal years was attributable to products that we licensed or obtained from third parties. Our principal single source supplier, Medcomp, supplies us with most of our dialysis catheters, which accounted for about 21% of our net sales in fiscal 2006. Medcomp also competes with us by selling Dynamic-Flow, a dialysis catheter for which it has not granted us exclusive rights, and other catheters that we do not purchase from them. Additionally, we purchase the laser and laser fibers, which are the principal components of our VenaCure products, from biolitec, which also competes with us. Sales of our VenaCure products accounted for about 15% of our net sales in fiscal 2006. Our contract with biolitec terminates in April 2007. Any delays in delivery of or shortages in those products and components could interrupt and delay manufacturing of our products and result in the cancellation of orders for our products. Any or all of these suppliers could discontinue the manufacture or supply of these products and components at any time. We may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in production delays and increased costs and may limit our ability to deliver products to our customers. Furthermore, if we are unable to identify alternative sources of supply, we would have to modify our products to use substitute components, which may cause delays in shipments, increased design and manufacturing costs and increased prices for our products.

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

Our business depends upon our ability to attract and retain highly qualified personnel, including managerial, sales and technical personnel. We are particularly dependant upon the efforts of Eamonn P. Hobbs, our president and chief executive officer, a bio-medical engineer with over 25 years of experience in the interventional radiology, interventional cardiology and gastroenterology medical device industries. Mr. Hobbs is the only business executive from the medical device industry to ever serve on the Strategic Planning Committee of the Society of Interventional Radiology, or SIR, and he received an honorary fellowship from the SIR in 2005. We compete for key personnel with other companies, healthcare institutions, academic institutions, government entities and other organizations. We do not have written employment agreements with our executive officers. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel or hire or retain other qualified personnel in the future.

Undetected defects may increase our costs and impair the market acceptance of our products.

Our products have occasionally contained, and may in the future contain, undetected defects. When these problems occur, we must divert the attention of our engineering personnel to address them. We cannot assure you that we will not incur warranty or repair costs, be subject to liability claims for damages related to product defects, or experience manufacturing, shipping or other delays or interruptions as a result of these defects in the future. Our insurance policies may not provide sufficient protection should a claim be asserted. In addition, the occurrence of defects may result in significant customer relations problems and injury to our reputation, and may impair market acceptance of our products.

If a product liability claim is brought against us or our product liability insurance coverage is inadequate, our business could be harmed.

The design, manufacture and marketing of the types of medical devices we sell entail an inherent risk of product liability. Our products are used by physicians to treat seriously ill patients. We have been subject to product liability claims in the past, and patients may in the future bring claims in a number of circumstances and for a number of reasons, including if our products were misused, if they produced unsatisfactory results or if the instructions for use and operating manuals for our products were found to be inadequate. Claims could also be brought by our customers. We carry a product liability policy with limits of $10 million per occurrence and in the aggregate per year, with a $250,000 deductible per incident and an aggregate deductible limit of $500,000 per year. We believe, based on claims made against us in the past, that our existing product liability insurance coverage is reasonably adequate to protect us from any liabilities we might incur. However, we cannot assure you that this coverage will be sufficient to satisfy any claim made against us. In addition, we may not be able to maintain adequate coverage at a reasonable cost and on reasonable terms, if at all. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. Additionally, if one or more product liability claims is brought against us for uninsured liabilities or is in excess of our insurance coverage, our business could be harmed. Further, such claims may require us to recall some of our products, which could result in significant costs to us and could divert management’s attention from our business.

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

Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets have government-managed healthcare systems that govern reimbursement for new devices and procedures. These systems are subject to the same pressures to curb rising healthcare costs and control healthcare expenditures as exist in the United States. If adequate levels of reimbursement from third-party payors outside of the United States are not obtained, sales of our products outside of the United States may decrease and we may fail to achieve or maintain significant non-U.S. sales.

If we cannot obtain and maintain marketing clearance or approval from governmental agencies, we will not be able to sell our products.

Our products are medical devices that are subject to extensive regulation in the United States and in the foreign countries in which they are sold. Unless an exemption applies, each medical device that we wish to market in the United States must receive either 510(k) clearance or premarket approval from the U.S. Food and Drug Administration, or the FDA, before the product can be sold. Either process can be lengthy and expensive. The FDA’s 510(k) clearance procedure, also known as “premarket notification,” is the process we have used for our current products. This process usually takes from four to 12 months from the date the premarket notification is submitted to the FDA, but may take significantly longer. Although we have obtained 510(k) clearances for our current products, our clearances may be revoked by the FDA if safety or effectiveness problems develop with the devices. The premarket approval process is much more costly, lengthy and uncertain. It generally takes from one to three years from the date the application is submitted to, and filed with, the FDA, and may take even longer. Regulatory regimes in other countries similarly require approval or clearance prior to our marketing or selling products in those countries. We rely on our distributors to obtain regulatory clearances or approvals of our products outside of the United States. If we are unable to obtain additional clearances or approvals needed to market existing or new products in the United States or elsewhere or obtain these clearances or approvals in a timely fashion or at all, or if our existing clearances are revoked, our revenues and profitability may decline.

Modifications to our current products may require new marketing clearances or approvals or require us to cease marketing or recall the modified products until such clearances or approvals are obtained.

Any modification to an FDA-cleared medical device that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, requires a new FDA 510(k) clearance or, possibly, a premarket approval. The FDA requires every manufacturer to make its own determination as to whether a modification requires a new 510(k) clearance or premarket approval, but the FDA may review and disagree with any decision reached by the manufacturer. We have modified aspects of some of our devices since receiving regulatory clearance. We believed that some of these modifications did not require new 510(k) clearance or premarket approval and, therefore, we did not seek new 510(k) clearances or premarket approvals. In the future, we may make additional modifications to our products after they have received FDA clearance or approval and, in appropriate circumstances, determine that new clearance or approval is unnecessary. Regulations in other countries in which we market or sell, or propose to market or sell, our products may also require that we make judgments about changes to our products and whether or not those changes are such that regulatory approval or clearance should be obtained. In the United States and elsewhere, regulatory authorities may disagree with our past or future decisions not to seek new clearance or approval and may require us to obtain clearance or approval for modifications to our products. If that were to occur for a previously cleared or approved product, we may be required to cease marketing or recall the modified device until we obtain the necessary clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties. If any of the foregoing were to occur, our business could suffer.

If we or some of our suppliers fail to comply with the FDA’s Quality System Regulation, or QSR, and other applicable postmarket requirements, our manufacturing operations could be disrupted, our product sales and profitability could suffer, and we may be subject to a wide variety of FDA enforcement actions.

After a device is placed on the market, numerous regulatory requirements apply. We are subject to inspection and marketing surveillance by the FDA to determine our compliance with all regulatory requirements. Our failure to comply with applicable regulatory requirements could result in the FDA or a court instituting a wide variety of enforcement actions against us, including a public warning letter; an order to shut-down some or all manufacturing operations; a recall of products; fines or civil penalties; seizure or detention of our products; refusing our requests for 510(k) clearance or a premarket approval, or PMA, of new or modified products; withdrawing 510(k) clearance or PMA approvals already granted to us; and criminal prosecution.

Our manufacturing processes and those of some of our suppliers must comply with the FDA’s Quality System Regulation, or QSR, which governs the methods used in, and the facilities and controls used for, the design, testing, manufacture, control, quality assurance, installation, servicing, labeling, packaging, storage and shipping of medical devices. The FDA enforces the QSR through unannounced inspections. If we or one of our suppliers fails a QSR inspection, or if a corrective action plan adopted by us or one of our suppliers is not sufficient, the FDA may bring an enforcement action, and our operations could be disrupted and our manufacturing delayed. We are also subject to the FDA’s general prohibition against promoting our products for unapproved or “off-label” uses, the FDA’s adverse event reporting requirements and the FDA’s reporting requirements for field correction or product removals. The FDA has recently placed increased emphasis on its scrutiny of compliance with the QSR and these other postmarket requirements.

If we or one of our suppliers violate the FDA’s requirements or fail to take adequate corrective action in response to any significant compliance issue raised by the FDA, the FDA can take various enforcement actions which could cause our product sales and profitability to suffer.

In addition, most other countries require us and our suppliers to comply with manufacturing and quality assurance standards for medical devices that are similar to those in force in the United States before marketing and selling our products in those countries. If we or our suppliers should fail to do so, we would lose our ability to market and sell our products in those countries.

Even after receiving regulatory clearance or approval, our products may be subject to product recalls, which may harm our reputation and divert managerial and financial resources.

The FDA and similar governmental authorities in other countries have the authority to order mandatory recall of our products or order their removal from the market if there are material deficiencies or defects in design, manufacture, installation, servicing or labeling of the device, or if the governmental entity finds that our products would cause serious adverse health consequences. A government mandated or voluntary recall or field action by us could occur as a result of component failures, manufacturing errors or design defects, including labeling defects. Any recall of our products may harm our reputation with customers and divert managerial and financial resources.

Failure to attract additional capital which we may require to expand our business could curtail our growth.

We may require additional capital to expand our business. If cash generated internally is insufficient to fund capital requirements, we will require additional debt or equity financing. In addition, we may require financing to fund any significant acquisitions we may seek to make. Needed financing may not be available or, if available, may not be available on terms satisfactory to us and may result in significant stockholder dilution. Currently, we are subject to significant restrictions on our ability to issue equity securities or convertible debt to ensure that the distribution by E-Z-EM of our stock, which occurred on October 30, 2004, will qualify as tax-free to E-Z-EM and its stockholders. Specifically, we are limited to issuing a total of approximately 2.5 million shares of our common stock in capital raising transactions until October 30, 2006. In addition, covenants in our industrial bond financing and bank line of credit may also restrict our ability to obtain additional debt financing. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets, restructuring our operations or refinancing our indebtedness.

Any disaster at our manufacturing facilities could disrupt our ability to manufacture our products for a substantial amount of time, which could cause our revenues to decrease.

We conduct all of our manufacturing and assembly at a single facility in Queensbury, New York. It would be difficult, expensive and time-consuming to replace or repair the facility and our manufacturing equipment if they were significantly affected by a disaster. Additionally, we might be forced to rely on third-party manufacturers or to delay production of our products. Insurance for damage to our property and the disruption of our business from disasters may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, if one of our principal suppliers were to experience a similar disaster, uninsured loss or under-insured loss, we might not be able to obtain adequate alternative sources of supplies or products or could face significant delays and incur substantial expense in doing so. Any significant uninsured loss, prolonged or repeated disruption, or inability to operate experienced by us or any of our principal suppliers could cause significant harm to our business, financial condition and results of operations.

One stockholder may influence our affairs due to the ownership of a significant amount of our stock.

One stockholder owns approximately 11.0% of our outstanding common stock (including shares subject to currently exercisable options) and thus may influence our important corporate and business matters. Additionally, this influence may delay, deter or prevent a third-party from acquiring or merging with us. As a result, this influence may not be in the best interests of our other stockholders and may, in turn, reduce the market price of our common stock.

Risks Related to our Relationship with and Separation from E-Z-EM

We have limited ability to engage in acquisitions and other strategic transactions using our equity, or to obtain equity financing, because of the Federal income tax requirements for a tax-free distribution of our stock by E-Z-EM.

For the distribution of our stock by E-Z-EM, which occurred on October 30, 2004, to qualify as tax-free to E-Z-EM and its stockholders, there must not be a change in ownership of 50% or greater in either the voting power or value of either our stock or E-Z-EM’s stock that is considered to be part of a plan or series of related transactions associated with the distribution (in either case, hereinafter, a “plan”).

Whether the distribution and any subsequent acquisition are part of a plan is determined based on all the facts and circumstances. For a change in ownership occurring after the distribution to be characterized as part of a plan, there must have been an agreement, understanding, arrangement or substantial negotiations (e.g., with an investment banker in the case of an acquisition of our stock by way of a public offering) regarding the acquisition or a similar acquisition at some time during the two-year period ending on the date of the distribution. However, the shorter the time period between the distribution and change in ownership, the greater the burden of establishing that the two events are not part of a plan.

We are not aware of any agreement, understanding, arrangement or substantial negotiation of the nature described in the preceding paragraph. Nevertheless, in order to achieve certainty under the rules described above, our ability to use our stock for acquisitions and other similar strategic transactions, to raise capital, or to compensate our employees and others with our stock, will be restricted for the near future, but may be re-evaluated as the two-year anniversary of the distribution of our stock by E-Z-EM passes. Many of our competitors use their equity to complete acquisitions, expand their product offerings and attract and retain employees and other key personnel, giving them a potentially significant competitive advantage over us.

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

Some of our directors may have conflicts of interest because they are also directors or officers of E-Z-EM and also own E-Z-EM stock or options to purchase E-Z-EM stock.

Two of our directors, Messrs. Echenberg and Meyers, are also directors of E-Z-EM, and a third director, Peter J. Graham, is an executive officer of E-Z-EM. These directors have obligations to both companies and may have conflicts of interest with respect to matters involving or affecting us, including, for example, acquisitions and other corporate opportunities that may be suitable for both us and E-Z-EM. Additionally, these directors own E-Z-EM stock or options to purchase E-Z-EM stock that they acquired as directors or employees of E-Z-EM. These ownership interests could create, or appear to create, potential conflicts of interest when these directors are faced with decisions that could have different implications for our company and E-Z-EM.

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

Provisions in our amended and restated certificate of incorporation and bylaws, our stockholder rights plan and under Delaware law, could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our amended and restated certificate of incorporation and bylaws contain the following provisions, among others, that may inhibit an acquisition of our company by a third party:

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

In addition, our master separation and distribution agreement with E-Z-EM provides that we will indemnify E-Z-EM for any taxes due if the distribution by E-Z-EM of its AngioDynamics shares fails to qualify as tax-free because of our actions or inactions. An acquisition of us by a third party could have such an effect. As a result, these tax considerations may delay or prevent a third party from acquiring us in a transaction that our stockholders may otherwise considered favorable or reduce the amount they receive as part of the transaction.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We own a 68,352 square foot manufacturing, administrative, engineering and warehouse facility situated on 13 acres in Queensbury, New York. In 2003, we financed an expansion of this facility with the proceeds of industrial revenue bonds, and the land and buildings are subject to a first mortgage in favor of a bank. See Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for a discussion of this financing. We anticipate requiring additional manufacturing, administrative, and engineering space within the next one to two years.

Item 3. Legal Proceedings

On January 6, 2004, Diomed filed an action against us entitled Diomed, Inc. v. AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleges that we have infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure Procedure Kit”) and two diode laser systems (the Precision 980 Laser and the Precision 810 Laser), and by conducting a training program for physicians in the use of our VenaCure Procedure Kit. The complaint alleges our actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit us from continuing to market and sell these products, as well as conducting our training program, and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest. We believe that our product does not infringe the Diomed patent.

On April 12, 2005, the Court issued a Memorandum and Order on Claims Construction, commonly known as a Markman ruling, in which the Court rejected Diomed’s interpretation of certain claim limitations. The Court agreed with us on certain claim limitations and, as a result, effectively added additional weight to our position that the proper use of our product does not infringe Diomed’s patent.

In December 2005, we filed a motion for summary judgment of non-infringement in this action. Diomed has also filed a motion for summary judgment. On June 26, 2006, the judge assigned to the action issued an Order of Recusal, and the case has been assigned to another judge.

On January 3, 2006, we filed a declaratory judgment action in the U.S. Federal District court for the District of Delaware entitled AngioDynamics, Inc. v. Diomed Holdings, Inc., civ. action no. 06 002 (GMS) seeking a declaration by the court that the claims of Diomed’s recently issued U.S. patent no. 6,981,971, entitled Medical Laser Device, are invalid, unenforceable and not infringed by the manufacture or sale of any of our products, systems or processes, and that Diomed be stopped from asserting any of these claims against us. On January 17, 2006, we filed an amended complaint for declaratory judgment seeking a judgment declaring that the claims of a second Diomed patent, U.S. patent no. 6,986,766 entitled Method of Endovenous Laser Treatment, are invalid, unenforceable and not infringed by the manufacture or sale of any of our products, systems or processes, and that Diomed also be stopped from asserting any of these claims against us. On January 31, 2006, Diomed filed a motion to dismiss alleging that this declaratory judgment action should be dismissed as purportedly having no actual case or controversy between us and Diomed and stating that Diomed believed there was no imminent threat of litigation by Diomed against us. At this time, we cannot predict how the court will rule on this motion. If the motion is granted, this case will be dismissed, and Diomed will be able to file a patent infringement action against us at a later date if it chooses to do so. If the motion is denied, the case will proceed in the normal course.

On October 4, 2005, VNUS Medical Technologies, Inc. (“VNUS”) filed an action against AngioDynamics and others (collectively, the “Defendants”) entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., Diomed Inc., AngioDynamics, Inc., and Vascular Solutions, Inc., case no. C05-2972 MMC, filed in the U.S. District Court for the Northern District of California. The complaint alleges that the Defendants infringed on VNUS’s U.S. patent nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433 by making, using, selling, offering to sell and/or instructing users how to use Diomed’s “EVLT” products, AngioDynamics’ “VenaCure” products, and Vascular Solutions’ “Vari-Lase” products. The complaint alleges the Defendants’ actions have caused, and continue to cause, VNUS to suffer substantial damage. The complaint seeks to prohibit the Defendants from continuing to market and sell these products and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment and post-judgment interest. We believe that our product does not infringe the VNUS patents and have filed an answer to the complaint, including a counterclaim for relief and a demand for jury trial.

We purchase our lasers and laser fibers for our laser systems from biolitec under a supply and distribution agreement. In response to our request to biolitec that it assume the defense of the VNUS action, biolitec advised us that the claims asserted in the VNUS action were not covered by the indemnification provisions in the supply and distribution agreement. biolitec further advised us that, based on the refinement of the claims in the Diomed action, such claims were also not within biolitec’s indemnification obligations under the agreement. We advised biolitec that we disagreed with its position and that we expected it to continue to honor its indemnification obligations to us under our agreement. Subsequently, we have engaged in discussions with biolitec to resolve this disagreement. Pending the outcome of these ongoing discussions, biolitec has agreed to continue to provide, at its cost and expense, our defense in the Diomed action but has not agreed to do so in the VNUS action. Consequently, we are currently paying the costs of defending the VNUS action. Should it ultimately be determined that the claims asserted in these actions are not within biolitec’s indemnification obligations under the supply and distribution agreement, we may be required to reimburse biolitec for its costs in defending the Diomed action and will be unable to recover the costs incurred in defending the VNUS action and will be responsible for paying any settlements or judgments in these actions. There is a reasonable possibility of an outcome unfavorable to the Company with regard to the Diomed action, with a range of potential loss of between $674,000 and $5.4 million.

We were initially named as a defendant in an action entitled Chapa, San Juanita, et. al v. Spohn Hospital Shoreline., et al, file no. 03-60961-00-0-1, filed in the District Court of Nueces County, Texas, on July 22, 2003. The complaint alleged that we and our co-defendant Medcomp, designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The plaintiffs voluntarily dismissed the case without prejudice when they were unable to establish product identification. In November 2004, the plaintiffs filed an amended complaint reinstituing the action against us and Medcomp. The complaint sought compensatory and other monetary damages in unspecified amounts. We tendered the defense of the Chapa action to Medcomp, and Medcomp accepted defense of the action. On May 24, 2006, the action was settled, with no further claims against or liability to us. Under its indemnification obligation to us, Medcomp has agreed to pay the settlement amount.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is traded on The Global Market tier of The NASDAQ Stock Market LLC (formerly The Nasdaq National Market), under the symbol “ANGO.”

The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by The Nasdaq National Market.

	Sale Price
	High	Low
Fifty-three weeks ended June 3, 2006
Fourth Quarter	$31.29	$21.68
Third Quarter	$29.54	$19.84
Second Quarter	$23.46	$18.44
First Quarter	$26.00	$19.00

	Sale Price
	High	Low
Fifty-two weeks ended May 28, 2005
Fourth Quarter	$23.50	$15.77
Third Quarter	$27.30	$13.35
Second Quarter	$16.74	$8.90
First Quarter	$15.80	$11.00

As of July 20, 2006, there were 317 record holders of our common stock.

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

The following table sets forth our uses of the net proceeds of the offering from the effective date of the offering to the last day of the fiscal year covered by this annual report on Form 10-K:

Initial Public Offering

Use of proceeds

as of June 3, 2006

($ in thousands)

Description	Balance
Receipt of net proceeds of initial public offering, including underwriters’ over-allotment option	$22,941
Repayment of note payable to E-Z-EM, Inc	(3,000)
Payment of expenses related to our initial public offering	(1,505)
Acquisition of licensing rights	(2,393)
Acquisition of patent rights	(500)
Installment payments under a research and distribution agreement	(800)

Net proceeds as of June 3, 2006	$14,743

Item 6. Selected Consolidated Financial Data

You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The consolidated statements of income data for the fifty-three weeks ended June 3, 2006, and the fifty-two weeks ended May 28, 2005 and May 29, 2004, and the consolidated balance sheet data as of June 3, 2006 and May 28, 2005, are derived from the audited consolidated financial statements that are included elsewhere in this annual report on Form 10-K. The consolidated statements of income data for the fifty-two weeks ended May 31, 2003 and June 1, 2002, and the consolidated balance sheet data as of May 29, 2004, May 31, 2003 and June 1, 2002, are derived from our audited consolidated financial statements not included in this annual report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note A of “Notes to Consolidated Financial Statements” for a description of the method that we used to compute our historical basic and diluted net income per share attributable to common stockholders.

	Fifty-three weeks ended	Fifty-two weeks ended
	June 3, 2006	May 28, 2005	May 29, 2004	May 31, 2003	June 1, 2002
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$78,451	$60,289	$49,055	$38,434	$30,890
Cost of goods sold	32,930	26,912	23,254	18,572	15,333

Gross profit	45,521	33,377	25,801	19,862	15,557

Operating expenses
Sales and marketing	21,399	16,000	13,562	11,338	8,901
General and administrative	7,947	5,080	3,565	2,777	2,317
Research and development	5,869	4,570	3,551	2,509	1,951

Total operating expenses	35,215	25,650	20,678	16,624	13,169

Operating profit	10,306	7,727	5,123	3,238	2,388
Other income (expenses)
Interest income	792	304	16	38	45
Impairment loss on investment		(300)
Interest expense (a)	(138)	(150)	(758)	(1,021)	(863)
Other income	162	36

Income before income tax provision	11,122	7,617	4,381	2,225	1,570
Income tax provision	4,256	3,069	1,238	1,069	561

Net income	$6,866	$4,548	$3,143	$1,186	$1,009

Earnings per common share:
Basic	$.55	$.39	$.34	$.13	$.11

Diluted	$.53	$.37	$.32	$.13	$.11

Weighted average number of shares used in per share calculation:
Basic	12,377,731	11,571,317	9,216,027	9,200,000	9,200,000

Diluted	12,964,574	12,328,783	9,838,168	9,472,233	9,337,425

	As of
	June 3, 2006	May 28, 2005	May 29, 2004	May 31, 2003	June 1, 2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (b)	$89,752	$27,099	$2,585	$2,466	$1,525
Working Capital	111,349	42,080	30,981	12,360	10,101
Total Assets	137,000	59,672	49,726	27,056	20,647
Non-current liabilities	2,755	2,935	3,100	19,403	15,165
Retained earnings (accumulated deficit)	3,146	(3,720)	(8,268)	(10,943)	(12,129)
Total stockholders’ equity	123,438	49,110	37,232	1,488	(295)

(a)	Interest expense, net, includes imputed interest on debt to E-Z-EM of $596 and $892 for the fifty-two weeks ended May 29, 2004 and May 31, 2003, respectively. The interest charges are treated as non-cash items for cash flow purposes and increases to additional paid-in capital. Of our indebtedness to E-Z-EM, $13,148 was capitalized prior to the completion of our initial public offering and the remaining $3,000 was repaid in June 2004 from the proceeds of the initial public offering.
(b)	Cash, cash equivalents and marketable securities include auction-rate investments of $10,000 as of June 3, 2006 and restricted cash of $101 and $798 as of May 29, 2004 and May 31, 2003, respectively.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following information should be read together with the audited consolidated financial statements and the notes thereto and other information included elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

This annual report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. These statements relate to future events or AngioDynamics’ future financial performance and involve known and unknown risks, uncertainties and other factors that may cause AngioDynamics’ or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under Risk Factors (Item 1A) and elsewhere in this annual report on Form 10-K. In some cases, forward-looking statements may be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, “predicts”, “potential”, “continue” or variations of such terms or similar expressions. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, readers should specifically consider various factors, including the risks outlined under “Risk Factors”. These factors may cause AngioDynamics’ actual results to differ materially from any forward-looking statement.

Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this annual report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

	2006		2005		2004
	$	%	$	%	$	%
	(dollars in thousands)
Angiographic Products	$21,394	27.3%	$18,106	30.0%	$15,725	32.1%
Dialysis Products	19,643	25.0	15,938	26.4	13,381	27.3
Vascular Access Products	12,217	15.6	6,886	11.4	3,309	6.7
Venous Products	12,186	15.5	7,716	12.8	5,657	11.5
Thrombolytic Products	4,539	5.8	3,612	6.0	3,174	6.5
PTA Products	4,068	5.2	3,729	6.2	3,410	7.0
Drainage Products	2,251	2.9	1,444	2.4	1,380	2.8
Other	2,153	2.7	2,858	4.8	3,019	6.1

Total	$78,451	100.0%	$60,289	100.0%	$49,055	100.0%

We sell our broad line of quality devices in the United States through a direct sales force comprised, as of July 20, 2006, of 52 sales representatives, eight regional managers, an eastern and a western zone director, and a vice president of sales. Outside the United States, we sell our products indirectly through a network of distributors in 34 markets. For each of the last three fiscal years less than 5% of our net sales were in non-U.S. markets.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. For fiscal 2006, about 62% of our net sales were from products introduced in the last five years. For each of the past three fiscal years, we invested at least 7% of our net sales in research and development. Research and development expenditures were 7.5% of net sales for fiscal 2006 and we expect these expenditures to increase to 8% of net sales by the end of 2007 and to remain at that level thereafter. However, downturns in our business could cause us to reduce our research and development spending.

We are seeking to grow through selective acquisitions of complementary businesses and technologies. Although we completed a second offering of our common stock in fiscal 2006, our cash resources remain somewhat limited and, except to the extent we can further use our equity securities as acquisition capital, we may require additional equity or debt financing to fund any significant acquisitions. We cannot assure you that we will be able to successfully identify or complete any such acquisitions or that any required financing will be available on terms satisfactory to us or at all.

Consistent with our growth strategy, in October 2005, we entered into a supply and distribution rights agreement with Bioniche Pharma Group Limited, subsequently amended in July 2006, under which we obtained exclusive rights to market Sotradecol for the treatment of varicose veins and other vascular indications in the United States. We believe that Sotradecol will become an important treatment method for small, uncomplicated varicose veins and its addition to our existing venous product portfolio gives us an opportunity to be a market leader in treatment methods for all varicose vein conditions.

For fiscal 2006, approximately 35% of our net sales were derived from products manufactured for us by third parties, compared to 43% for fiscal 2005. We intend to continue to manufacture more of these products in-house to achieve lower product costs and increased profitability. In 2003, we expanded our manufacturing facility to provide us with significantly greater manufacturing capacity and to accommodate additional research, development and administrative requirements. We are not currently operating our manufacturing facility at full capacity. However, we anticipate requiring additional manufacturing, administrative and engineering space within the next one to two years.

Our ability to further increase our profitability will depend in large part on improving gross profit margins. Factors such as changes in our product mix, new technologies and unforeseen price pressures may cause our margins to grow at a slower rate than we have anticipated or to decline.

Through the effective date of our initial public offering, our primary sources of financing were loans and capital contributions from our former parent company, E-Z-EM, long-term bank debt and cash generated from operations. As we are no longer a subsidiary of E-Z-EM, we will not receive any further financing from E-Z-EM. In addition, to preserve the tax-free nature of our spin-off from E-Z-EM we are, and until October 31, 2006, will be, subject to restrictions on our ability to raise capital by issuing equity or convertible debt securities, or to use our equity securities to acquire other businesses or assets.

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

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Decisions relative to criterion (iii) regarding collectibility are based upon our judgments, as discussed under “Accounts Receivable” below, and should conditions change in the future and cause us to determine this criterion is not met, our results of operations may be affected. We recognize revenue, net of sales taxes assessed by any governmental authority, as products are shipped, based on F.O.B. shipping point terms when title passes to customers. We negotiate shipping and credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved by us and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least 12 months remaining prior to its expiration date.

Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we identify. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. For fiscal years 2006, 2005, and 2004, our write offs of accounts receivable aggregated $61,000.

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of income. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. As of June 3, 2006, our valuation allowance and net deferred tax asset were approximately $102,000 and $1.2 million, respectively. We have a tax allocation and indemnification agreement with E-Z-EM with whom we have filed consolidated Federal tax returns for periods through October 30, 2004. Under this agreement, we paid Federal income tax based on the amount of taxable income we generated and were credited for Federal tax benefits we generated that were used by us or other members of the consolidated group. This agreement does not cover tax liabilities arising from state, local and other taxing authorities to whom we report separately.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of June 3, 2006, May 28, 2005, and May 29, 2004, our reserve for excess and obsolete inventory was $1,322,000, $779,000, and $885,000, respectively.

Property, Plant and Equipment

We state property, plant and equipment at cost, less accumulated depreciation, and depreciate these assets using the straight-line method over their estimated useful lives. We determine this based on our estimates of the period over which the assets will generate revenue. We evaluate these assets for impairment annually or as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable. Any change in condition that would cause us to change our estimate of the useful lives of a group or class of assets may significantly affect depreciation expense on a prospective basis.

Results of Operations

Our fiscal years ended June 3, 2006, May 28, 2005, and May 29, 2004 represent fifty-three weeks, fifty-two weeks, and fifty-two weeks, respectively. Our operating results for fiscal 2006, 2005, and 2004 are expressed as a percentage of total net sales in the following table.

	Fifty-three weeks ended	Fifty-two weeks ended
	June 3, 2006	May 28, 2005	May 29, 2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	42.0	44.6	47.4

Gross profit	58.0	55.4	52.6

Operating expenses
Sales & marketing	27.3	26.6	27.7
General & administrative	10.1	8.4	7.3
Research and development	7.5	7.6	7.2

Total operating expenses	44.9	42.6	42.2

Operating profit	13.1	12.8	10.4

Other income (expenses)
Interest income	1.0	0.5	0.1
Interest expense	(0.1)	(0.3)	(1.6)
Other, net	0.2	(0.4)	0.0

Income before income tax provision	14.2	12.6	8.9
Income tax provision	5.4	5.1	2.5

Net income	8.8%	7.5%	6.4%

Fiscal years ended June 3, 2006 and May 28, 2005

Net sales. Net sales consist of revenue derived from the sale of our products and related freight charges, less discounts and returns. For fiscal 2006, net sales were $78.5 million, an increase of $18.2 million, or 30.1%, compared to fiscal 2005. The increase in net sales was primarily due to the continued growth from new products released in or subsequent to fiscal 2005, as well as the continuing market share gains of our existing product lines. Faster growing products included our vascular access line, for which sales increased 77.4%, or $5.3 million, due primarily to the continued growth of our MORPHEUS CT PICC; venous products, for which sales increased by 57.9%, or $4.5 million; dialysis products, for which sales increased 23.2%, or $3.7 million, principally due to the continued growth of the Dura-Flow and EvenMore chronic dialysis catheters; and angiographic products, for which sales increased 18.2%, or $3.3 million. Sales of thrombolytic products, including our Uni*Fuse catheter, increased $0.9 million. Sales of drainage products, which includes our new TOTAL ABSCESSION drainage catheter, accounted for $0.8 million of the increase in our net sales for fiscal 2006. Net sales to non-U.S. markets for fiscal 2006 were $3.2 million, or 4.1% of net sales, compared to $2.5 million, or 4.2% of net sales, for fiscal 2005. This increase was primarily due to increased unit sales of angiographic products. All of the increase in our net sales was due to increased unit sales.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. For fiscal 2006, gross profit as a percentage of net sales increased to 58.0% from 55.4% for fiscal 2005. The increase in gross margin percentage was due to a favorable product mix resulting from increased sales of higher margin products, such as the Morpheus CT PICC, the VenaCure procedure kit, and the EvenMore catheter.

Sales and marketing expenses. Sales and marketing expenses consist primarily of the costs of salaries, commissions, travel and entertainment, attendance at medical society meetings, and advertising and product promotions and samples. Selling and marketing expenses were 27.3% of net sales for fiscal 2006, compared to 26.6% for fiscal 2005. For fiscal 2006, selling and marketing expenses increased 33.7%, or $5.4 million, compared to fiscal 2005. Selling expenses increased 40.0%, or $4.5 million, due to personnel expenses related to the increased number of sales territories, including increased commissions, promotions and samples, meals and entertainment, and travel and lodging. During fiscal 2006, we added 12 new domestic sales representatives, bringing the total to 54 at June 3, 2006, and added two new zone directors. Marketing expenses increased 18.5%, or $871,000, principally due to product promotions, attendance at an increased number of medical society meetings as compared to the prior year, and professional society membership fees.

General and administrative expenses. General and administrative expenses include corporate, finance, human resources, administrative and professional fees, as well as information technology expenses. General and administrative expenses were 10.1% of net sales for fiscal 2006, compared to 8.4% for fiscal 2005. For fiscal 2006, these expenses increased 56.4%, or $2.9 million, partially due to consulting and accounting fees related to our compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), litigation expenses, accounting and legal fees associated with an attempted acquisition, an increase in our provision for bad debts, amortization of an intangible asset acquired during fiscal 2006, and amortization of a recently implemented business software platform. Non-recurring consulting fees incurred in conjunction with our initial efforts to comply with Sarbanes-Oxley comprised $642,000 of this increase, or 0.8% of net sales for fiscal 2006.

Research and development expenses. Research and development expenses include costs to develop new products, enhance existing products, validate new and enhanced products and register, maintain and defend our intellectual property. Research and development expenses were 7.5% of net sales for fiscal 2006, compared to 7.6% for fiscal 2005. R&D expenses increased 28.4%, or $1.3 million, due to adding personnel in both our research and development departments, expanded efforts to maintain and register our intellectual property assets, and costs associated with ongoing projects.

Other income (expenses). Other income (expenses) includes interest income, realized gains and losses from the sales of marketable securities and interest expense. For fiscal 2006, other income (expenses) increased $926,000 to $816,000, due primarily to increases in interest income of $488,000 and realized gains of $126,000 from sales of marketable securities. Both an increase in our investment portfolio and higher yields contributed to the increase in interest income. Fiscal 2005 also included an impairment loss of $300,000 related to our investment in Surgica Corporation. As a percentage of net sales, other income (expenses), net, was 1.1% and (0.2)% for fiscal 2006 and fiscal 2005, respectively.

Income taxes. Our effective income tax rates for fiscal 2006 and fiscal 2005 were 38.3% and 40.3%, respectively, compared to the Federal statutory rate of 34.0%. In both fiscal years, we recorded expenses that were non-deductible for Federal income tax purposes. Fiscal 2005 included a non-deductible capital loss of $300,000 related to our investment in Surgica Corporation.

Fiscal years ended May 28, 2005 and May 29, 2004

Net sales. For fiscal 2005, net sales were $60.3 million, an increase of $11.2 million, or 22.9%, compared to fiscal 2004. Sales increased across all of our principal product lines for fiscal 2005. The increase in our net sales was due to new product introductions, the expansion of our domestic sales force and increased sales of our existing product lines. Sales of vascular access products, featuring our MORPHEUS CT PICC, increased by $3.6 million. Sales of dialysis catheters increased by $2.6 million, principally due to our introduction of the Dura-Flow and EvenMore chronic dialysis catheters. Sales of angiographic products and accessories increased by $2.3 million. Our VenaCure products, which are used in the treatment of varicose veins, accounted for $2.1 million of the increase in our net sales for fiscal 2005. Sales of balloon dilation catheters, thrombolytic products, and drainage products in the aggregate accounted for $0.6 million of the increase in our net sales for fiscal 2005. Net sales to non-U.S. markets for fiscal 2005 were $2.5 million, or 4.2% of net sales, compared to $2.3 million, or 4.8% of net sales, for fiscal 2004. This increase was due to higher unit sales of angiographic and dialysis catheters. Price increases were not a significant factor in the increase of our net sales.

Gross profit. Gross profit for fiscal 2005 increased by $7.6 million, or 29.4%, to $33.4 million, compared to fiscal 2004. As a percentage of net sales, gross profit increased to 55.4% for fiscal 2005 from 52.6% for fiscal 2004. The increase in our gross margin percentage was due to increased sales volume, a favorable product mix compared to the prior fiscal year, and improved manufacturing efficiencies.

Sales and marketing expenses. Sales and marketing expenses were $16.0 million for fiscal 2005, an increase of $2.4 million, or 18.0%, compared to fiscal 2004. Selling expenses increased due to an expansion of our domestic sales force and to other costs related to the increase in net sales, including increased commissions, promotions and samples, meals and entertainment, and travel and lodging. During fiscal 2005, we added six new domestic sales representatives, bringing the total to 40, and one regional sales manager, bringing the total to six. Marketing expenses increased principally due to hiring of additional personnel to support customer orders and VenaCure marketing efforts. As a percentage of net sales, sales and marketing expenses were 26.6% and 27.7% for fiscal 2005 and fiscal 2004, respectively.

General and administrative expenses. General and administrative expenses increased to $5.1 million for fiscal 2005, an increase of $1.5 million, or 42.5%, compared to fiscal 2004. This increase was principally due to increased professional fees associated with being a public company and increased compensation expenses. As a percentage of net sales, general administrative expenses were 8.4% and 7.3% for fiscal 2005 and fiscal 2004, respectively.

Research and development expenses. Research and development expenses increased to $4.6 million for fiscal 2005, an increase of $1.0 million, or 28.7%, from fiscal 2004. This increase was due primarily to adding personnel in both our research and development departments and expanded efforts to maintain and register our intellectual property assets. As a percentage of net sales, research and development expenses were 7.6% and 7.2% for fiscal 2005 and fiscal 2004, respectively.

Other income (expenses). For fiscal 2005, other income (expenses) decreased to a net expense of $110,000 from a net expense of $742,000 for fiscal 2004. This decrease was primarily due to the elimination of interest expense on indebtedness to E-Z-EM, on which we recorded imputed interest charges of $596,000 for fiscal 2004 and additional interest income of $288,000, which were offset by an impairment loss of $300,000. The imputed interest charges were treated as non-cash items for cash flow purposes and as increases to additional paid-in capital.

Income taxes. Our effective income tax rates for fiscal 2005 and fiscal 2004 were 40.3% and 28.3%, respectively, compared to the Federal statutory rate of 34.0%. In both fiscal years, we recorded expenses that were non-deductible for Federal income tax purposes. Further, in fiscal 2004, the effect of non-deductible expenses was partially offset by utilization of capital loss carryforwards for which no tax benefit was previously recorded. The tax benefit of the utilization of these carryforwards increased income by $692,500, or $0.07 per diluted share.

Liquidity and Capital Resources

During the past three years, we have financed our operations primarily through cash flow from operations, the proceeds of our initial public offering in 2004, and long-term debt. At June 3, 2006, $89.8 million, or 65.5%, of our assets consisted of cash, cash equivalents, and marketable securities. Marketable securities are comprised of U.S. government issued or guaranteed securities, corporate bonds, and auction-rate investments. Our current ratio was 11.3 to 1, with net working capital of $111.3 million, at June 3, 2006, compared to a current ratio of 6.5 to 1, with net working capital of $42.1 million, at May 28, 2005. At June 3, 2006, total debt was $2.9 million, comprised of short and long-term bank debt for financing our facility expansion in Queensbury, New York. Total debt was $3.1 million at May 28, 2005.

We generated cash flow from operations of $3.2 million on net income of $6.9 million for fiscal 2006. Significant increases in inventory to support the growth in net sales and accounts receivable resulting from increased net sales in fiscal 2006 were partially offset by increases in accounts payable of $2.7 million, a tax benefit from the exercise of stock options of $2.0 million, and depreciation and amortization expense of $1.1 million.

For fiscal 2006, our investing activities used net cash of $19.1 million, due to four reasons. We had a net investment of $13.0 million of excess cash, consisting of a portion of the proceeds from our follow-on public offering and cash generated from operations, into U.S. Government obligations, corporate securities and auction-rate investments (generally, long-term municipal bonds that re-price weekly). Installment payments for distribution rights under an exclusive supply and distribution agreement, together with costs to execute the agreement, totaled $2.4 million. We also acquired patent rights from a third party for $500,000. Additionally, we made equipment purchases and building improvements totaling $3.2 million, of which approximately $1.5 million was for implementing and converting to a new enterprise resource planning system. For fiscal 2006 and 2005, capital expenditures were funded by cash provided by operations and cash reserves. Net capital expenditures were $1.8 million and $1.6 million for fiscal 2005 and 2004, respectively.

Financing activities provided net cash of $65.4 million for fiscal 2006, due to receipt of $62.2 million in net proceeds from our follow-on public offering in May 2006, and proceeds of $3.3 million received from the exercise of stock options and purchases under our employee stock purchase plan. Principal payments on our long-term debt totaled $165,000.

In fiscal 2003, we financed an expansion of our headquarters and manufacturing facility with industrial revenue bonds for $3.5 million. To secure this financing, we entered into agreements with local municipalities, a bank, a trustee and a remarketing agent. These agreements are referred to as the IDA agreements. The proceeds of the bonds were advanced as construction occurred. The bonds reprice every seven days and are resold by a Remarketing Agent. The bonds bear interest based on the market rate on the date the bonds are repriced and require quarterly principal payments ranging from $25,000 to $65,000 plus accrued interest through May 2022. We entered into an interest rate swap with a bank to convert the initial variable rate payments to a fixed interest rate of 4.45% per annum. The IDA agreements contain financial covenants relating to fixed charge coverage and interest coverage. At June 3, 2006, we were in compliance with these covenants. The outstanding debt is collateralized by a letter of credit ($3.0 million at June 3, 2006) and a first mortgage on the land, building and equipment comprising our facility in Queensbury, and we are required to pay an annual fee ranging from 1.0% to 1.9% of the outstanding balance depending on our financial results. The current fee is 1.0% and is in effect until August 22, 2006. The debt covenants related to the industrial revenue bond financing and our bank line of credit, and the collateralization of substantially all of our assets to secure these financings, may restrict our ability to obtain debt financing in the future.

We are also restricted in our ability to obtain equity financing due to the distribution by E-Z-EM of our stock to its stockholders, which was completed on October 30, 2004. We are limited in the amount of equity securities or convertible debt we can issue generally in the two years following the stock distribution by E-Z-EM in order to preserve the tax-free treatment of the distribution and avoid tax liabilities to E-Z-EM and its stockholders and corresponding liabilities to us. Specifically, we are limited to issuing no more than approximately 2.5 million shares of our common stock in capital raising transactions through October 30, 2006. These factors could limit our sources of capital in the future.

On November 23, 2005, we replaced our $3.0 million bank line of credit with a $7.5 million line of credit facility with KeyBank National Association, with a maturity date of November 30, 2006. The new line of credit carries the same annual facility fee as our previous agreement. Based on our financial strength, we were able to increase the amount of funds available to us at no additional expense. The initial advance under the line of credit will bear interest at the rate of LIBOR plus 175 basis points (the “LIBOR rate”). Thereafter, the interest rate will be adjusted monthly at our election, to either the then-current LIBOR rate or the KeyBank prime rate. Accrued interest is payable monthly, and all outstanding principal amounts are payable at maturity, subject to a requirement to pay the outstanding principal balance and maintain a zero outstanding balance for at least one 30-day period during the term of the line of credit. All outstanding amounts under the line of credit are immediately due and payable upon any payment default or other default under the security agreement with the bank. No amounts were outstanding under the line of credit as of June 3, 2006.

Our contractual obligations as of June 3, 2006 are set forth in the table below. We have no variable interest entities or other off-balance sheet obligations.

	Cash Payments Due By Period as of June 3, 2006
	Total	Less than One Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Contractual Obligations:
Notes Payable to Bank	$2,935	$180	$420	$250	$2,085
Operating Leases (1)	174	72	92	10
Consulting Contract (1)	25	25

	$3,134	$277	$512	$260	$2,085

(1)	The non-cancelable leases and consulting contract are not reflected on our consolidated balance sheet under accounting principles generally accepted in the United States of America.

We believe that our current cash and investment balances, cash generated from operations and our existing line of credit will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. However, if we seek to make significant acquisitions of other businesses or technologies, we may require additional financing. We cannot assure you that such financing will be available on commercially reasonable terms, if at all.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) and related interpretations require that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. The adoption of this new accounting pronouncement is expected to have a material impact on our financial statements commencing with our first quarter of the fiscal year ending June 2, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FAS 109”),” to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We have not determined the impact on our financial statements of this Interpretation at this time.

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

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of June 3, 2006, we were exposed to interest rate change market risk with respect to our investments in callable U.S. government corporation and agency obligations in the amount of $2,000,000. The bonds bear interest at a floating rate established weekly. For fiscal 2006, the after-tax interest rate on the bonds approximated 2.4%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $20,000 on an annual basis.

At June 3, 2006, we maintained variable interest rate financing of $2.9 million in connection with our facility expansion. We have limited our exposure to interest rate risk by entering into an interest rate swap agreement with a bank under which we agreed to pay the bank a fixed annual interest rate of 4.45% and the bank assumed our variable interest payment obligations under the financing.

On November 23, 2005, we entered into a $7,500,000 working capital line of credit with a bank. The initial advance under the line of credit will bear interest at the rate of LIBOR plus 175 basis points (the “LIBOR rate”.) Thereafter, the interest rate will be adjusted monthly, at our election, to either the then-current LIBOR rate or the bank’s prime rate. We will thus be exposed to interest rate risk with respect to this credit facility to the extent that interest rates rise when there are amounts outstanding under the facility.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data required by Part II, Item 8 are included in Part IV of this report as indexed at Item 15 (a) 1, and are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us (including our consolidated subsidiary) in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended June 3, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of June 3, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of June 3, 2006, our internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of June 3, 2006, as stated in their report, which is included under Item 8 of this annual report on Form 10-K and is incorporated by reference into this Item 9A.

Item 9B. Other Information

None

Part III

Certain information required by Part III is omitted from this annual report on Form 10-K because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its annual meeting of Stockholders, currently scheduled for October 24, 2006. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the Company’s executive officers and directors.

Name	Age	Position
Eamonn P. Hobbs	48	President, Chief Executive Officer and Director
Joseph G. Gerardi	44	Vice President, Chief Financial Officer and Treasurer
Harold C. Mapes	46	Vice President, Operations
Robert M. Rossell	50	Vice President, Marketing
William M. Appling	43	Vice President, Research
Brian S. Kunst	46	Vice President, Regulatory Affairs/Quality Assurance
Paul J. Shea	53	Vice President, Sales
Daniel K. Recinella	47	Vice President, Product Development
Paul S. Echenberg	62	Chairman of the Board of Directors, Director
Peter J. Graham	40	Director
Jeffrey Gold (1)(3)	58	Director
David P. Meyers	42	Director
Howard W. Donnelly (1)(2)	45	Director
Dennis S. Meteny (1)(2)	53	Director
Robert E. Flaherty (2)(3)	60	Director
Gregory D. Casciaro (3)	50	Director

(1)	Member of Governance/Nominating Committee
(2)	Member of Audit Committee
(3)	Member of Compensation Committee

Eamonn P. Hobbs is one of our co-founders. He has been our President and Chief Executive Officer since June 1996 and a director since our inception. From 1991 until September 2002, Mr. Hobbs was a Vice President, and from October 2002 to May 2004 was a Senior Vice-President, of E-Z-EM, with operational responsibility for our company. He was first employed by E-Z-EM from 1985 to 1986 and was continuously employed by E-Z-EM from 1988 to May 2004. From 1986 to 1988, Mr. Hobbs was Director of Marketing for the North American Instrument Corporation (NAMIC), a medical device company later acquired by Boston Scientific. Mr. Hobbs started his career at Cook, a leading manufacturer of interventional radiology, interventional cardiology and gastroenterology medical devices. Mr. Hobbs has over 25 years experience in the interventional radiology, interventional cardiology and gastroenterology medical device industries. He is a bio-medical engineer, having completed a Bachelor of Sciences in Plastics Engineering with a Biomaterials emphasis at University of Lowell in 1980. Mr. Hobbs is the only business executive from the medical device industry to serve on the strategic planning committee of the Society of Interventional Radiology, or SIR, and in April 2005, he was awarded an honorary fellowship by the SIR.

Joseph G. Gerardi became our Vice President, Chief Financial Officer in March 2004. He was our Vice President, Controller from 1996 to March 2004 and, from 1992 to 1996, was our Plant Controller. From 1987 to 1992, Mr. Gerardi was the Controller for Mallinckrodt Medical, Inc.’s anesthesiology plant. Before joining Mallinckrodt Medical, Mr. Gerardi was employed by Factron/ Schlumberger for over five years as Manager of Consolidations and as a cost accountant.

Harold C. Mapes has served as our Vice President, Operations since 1996 and was our Director of Operations from 1995 to 1996 and Product Development Project Manager from 1992 to 1994. Before joining us, Mr. Mapes held product development and supervisory manufacturing and engineering positions from 1988 to 1992 with Mallinckrodt Medical, a medical device manufacturer. He holds a Bachelor of Science in Mechanical Engineering from Tri-State University and a Master of Business Administration from the State University of New York at Albany.

Robert M. Rossell has served as our Vice President, Marketing, since 1996, and from 1990 to 1996 was a Product Manager and then our Director of Marketing. Before joining us, Mr. Rossell was Marketing Manager at NAMIC from 1986 to 1990, and held sales positions with various leading healthcare companies, including American Hospital Supply Corporation, from 1981 to 1985, and Johnson & Johnson, Inc., from 1977 to 1981.

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

Paul J. Shea has served as our Vice President, Sales, since 1997, and from 1991 to 1997 held positions as our National Sales Manager, Director of U.S. Sales and Director of World Wide Sales. Before joining us, from 1985 to 1991, Mr. Shea held various sales and marketing positions including Product Manager, Regional Manager and National Sales Manager at Microvasive, Inc., a division of Boston Scientific Corporation. From 1978 to 1984, Mr. Shea was employed by American Hospital Supply Corporation where he held several positions, including Sales Representative, Business Analyst, Product Manager and Market Manager.

Daniel K. Recinella has served as our Vice President, Product Development, since June 2004 and, from 2001 to June 2004, was our Director of Product Development. From 1989, when he joined us, to 2004, Mr. Recinella was a Project Manager and Senior Project Engineer for our product development group and Director of Thrombolytic/Thrombectomy Products for our marketing group. In 1989, Mr. Recinella was a Senior Project Engineer for VASER, Inc., a medical devices company. From 1985 to 1989, he was a Project Engineer and Product Development Engineer with BSC/Mansfield Scientific, a medical devices company. From 1983 to 1985, Mr. Recinella was a Product Development Engineer with Sarns/3M, a medical capital and devices company. Mr. Recinella holds a Bachelor of Science in Mechanical Engineering from the University of Michigan and a Master of Business Administration from the State University of New York at Albany.

Paul S. Echenberg has been a director since 1996 and Chairman of our board of directors since February 2004. He has been a director of E-Z-EM, our former parent company, since 1987, Chairman of the board of directors of E-Z-EM since January 2005, and Chairman of the board of directors of E-Z-EM Canada, an E-Z-EM subsidiary, since 1994. He has been the President, Chief Executive Officer and a director of Schroders & Associates Canada Inc., an investment buy-out advisory services company, and a director of Schroders Ventures Ltd., an investment firm, since 1996. He is also a founder and has been a general partner and director of Eckvest Equity Inc., a personal investment and consulting services company since 1989. From 1970 to 1989, he was President and Chief Executive Officer of Twinpak Inc. and Executive Vice President of CB Pak Inc., both packaging companies. He also co-founded BDE & Partners, an investment banking and strategic advisory services firm, in 1991. He is a director of Lallemand Inc., Benvest Newlook Income Trust, ITI Medical, Med-Eng Systems Inc., MacroChem Corp., MatraPack Industries Inc. and A.P. Plasman Corp.

Jeffrey Gold has served as a director since 1997. Mr. Gold was a consultant to Boston Scientific Corporation from its acquisition of CryoVascular Systems Inc. in April 2005 until December 2005. Mr. Gold was President and CEO of CryoVascular Systems, a peripheral vascular disease device company, from 2001 until its acquisition by Boston Scientific. From 1997 to 2001, he was Executive Vice President and Chief Operating Officer of Cardio Thoracic Systems, Inc., a company engaged in the development and introduction of devices for beating-heart coronary bypass surgery. Before that, Mr. Gold spent 18 years with Cordis Corporation in a variety of senior management roles including Vice President of Manufacturing and Vice President of Research and Development, and was a co-founder and President of Cordis Endovascular Systems, a Cordis subsidiary engaged in the interventional neuroradiology business. At Cordis, Mr. Gold also had responsibility for its peripheral vascular business. He serves on the board of directors of several start-up medical device companies and is a Special Network Advisor to Sapient Capital Management.

David P. Meyers has served as a director, and as a director of E-Z-EM, since 1996. He is a founder of Alpha Cord, Inc., which provides cryopreservation of umbilical cord blood, and has served as its President since 2002. Previously, he founded MedTest Express, Inc., a provider of contracted laboratory services for home health agencies, and served as its President, Chief Executive Officer and a director from 1994 to September 2002.

Howard W. Donnelly joined our board of directors in March 2004. Mr. Donnelly is currently a principal in two privately-held start-up medical device companies that are targeting the regional anesthetic and general anesthesia markets, respectively. Mr. Donnelly is also a principal of Concert Medical, a privately held contract manufacturer for the medical device industry. From 1999 to 2002, he was President of Level 1, Inc., a medical device manufacturer and a subsidiary of Smiths Group. From 1990 to 1999, Mr. Donnelly was employed at Pfizer, Inc., with his last position being Vice President, Business Planning and Development, for Pfizer’s Medical Technology Group from 1997 to 1999. Mr. Donnelly is currently a director of Vital Signs, Inc., a medical device manufacturer for the anesthesia, critical care and sleep disorder markets.

Dennis S. Meteny joined our board of directors in March 2004. In February 2006, Mr. Meteny became the President and CEO of Teemyn LLC, a private strategic advisory firm. From 2003 to 2006, Mr. Meteny was an Executive-in-Residence at the Pittsburgh Life Sciences Greenhouse, a strategic economic development initiative of the University of Pittsburgh Health System, Carnegie Mellon University, the University of Pittsburgh, the State of Pennsylvania and local foundations. From 2001 to 2003, he served as President and Chief Operating Officer of TissueInformatics, Inc., a privately held company engaged in the medical imaging business. From 2000 to 2001, Mr. Meteny was a business consultant to various technology companies. Prior to that, Mr. Meteny spent 15 years in several executive-level positions, including as President and Chief Executive Officer, from 1994 to 1999, of Respironics, Inc. a cardio-pulmonary medical device company. Mr. Meteny began his career in 1975 with Ernst & Young LLP.

Gregory D. Casciaro joined our board of directors in April 2004. Since September 2004, Mr. Casciaro has been President, Chief Executive Officer and a director of XTENT, Inc, a developer of stent systems for delivering multiple drug eluting stents of customizable length with a single catheter. From 2000 to 2004, he was President, Chief Executive Officer and a director of Orquest, Inc., a developer and manufacturer of devices used for orthopedic procedures that was acquired by Johnson & Johnson. From 1995 to 2000, Mr. Casciaro was employed by General Surgical Innovations, Inc., a videoscopic surgical equipments manufacturer that was acquired by United States Surgical, a division of Tyco Healthcare Group LP, in 1999. Mr. Casciaro’s last position with General Surgical Innovations was as a director and its President and Chief Executive Officer from 1998 to 2000. Mr. Casciaro was employed by the Devices for Vascular Innovations division of Guidant Corporation from 1991 to 1995, having last served as the Vice President of Sales from 1994 to 1995. Prior to joining Guidant, he was employed by NAMIC from 1983 to 1991, with his last position being Area Sales Manager. Mr. Casciaro began his career with Procter and Gamble Company in 1978. He is currently a director of Apneon, Inc. and Kerberos Proximal Solutions.

Robert E. Flaherty joined our board of directors in April 2004. Since 1992, Mr. Flaherty has served as Chairman, President and Chief Executive Officer of Athena Diagnostics, Inc., a commercial laboratory specializing in developing diagnostic testing services focused on neurological disorders. From 1992 to 1995,

Mr. Flaherty served as President and Chief Executive Officer of Genica Pharmaceuticals, which was acquired by Athena Neurosciences, Inc., and renamed Athena Diagnostics in 1995. Athena Neurosciences subsequently was acquired by Elan Corporation plc in 1996. In 2002, Athena Diagnostics, Inc., became a privately held company following a leveraged buy-out. In April 2006, Athena Diagnostics, Inc. was purchased by Fisher Scientific. From 1976 to 1992, Mr. Flaherty was employed by Becton, Dickinson & Company, a medical technology company, with his last position from 1984 to 1992 being President of that company’s largest operating unit, the Becton Dickinson Division. Before that, he was employed by C.R. Bard in various sales and marketing positions in its surgical and cardiovascular units in the United States and abroad. Mr. Flaherty began his career with Procter and Gamble Company in 1968 in manufacturing management.

Peter J. Graham joined our board of directors in January 2006, when he was elected to fill the vacancy created by the death of our co-founder and former Chairman, Howard S. Stern. Mr. Graham has been Senior Vice President—Chief Legal Officer, Global Human Resources and director of E-Z-EM since May 2005, and was Vice President-General Counsel and Secretary of E-Z-EM from 2001 to May 2005. Mr. Graham also served as our Corporate Counsel and Secretary from 1997 until our spin-off by E-Z-EM in October 2004.

Board of Directors

Our amended and restated bylaws provide for a board of directors consisting of up to 15 members. The size of the board is currently set at nine. Our directors are divided into three classes serving staggered three-year terms. At each annual meeting of our stockholders, directors are elected to succeed the class of directors whose terms have expired. For our current directors, Class III directors’ terms will expire at our 2006 annual stockholders’ meeting, Class I directors’ terms will expire at the 2007 annual stockholders’ meeting, and Class II directors’ terms will expire at our 2008 annual stockholders’ meeting. Messrs. Hobbs, Graham and Meyers are our current Class III directors; Messrs. Gold, Echenberg and Meteny are our current Class I directors; and Messrs. Casciaro, Donnelly and Flaherty are our current Class II directors. Our classified board could have the effect of increasing the length of time necessary to change the composition of a majority of our board of directors. Generally, at least two annual meetings of stockholders will be necessary for stockholders to effect a change in the majority of the members of our board of directors.

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

Material Changes to Procedures for Shareholder Recommendations of Nominees to the Board of Directors

None

Scientific Advisory Board

We have formed a scientific advisory board to benefit from the collective knowledge of that board’s members, all of whom are prominent physicians with whom we have established working relationships. The board met once during fiscal 2006.

Each advisory board member receives a fee of $2,000 for each day of service rendered, reimbursement for reasonable out-of-pocket expenses, and non-qualified options to acquire an aggregate of 1,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. Options for half of the shares were granted to the current board members following completion of our initial public offering, and the remaining options were granted on the anniversary date of the board members’ joining the board. During fiscal 2006, we granted options for 500 shares of our common stock to five members of the scientific advisory board, for a total of 2,500 shares. Of these grants, options for 1,000 shares were made to new board members. Our agreements with the members of our advisory board may be terminated by us or any board member at any time for any or no reason.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such forms received by us, or on written representations from certain reporting persons that no reports were required for such persons, we believe that, during the fiscal year ended June 3, 2006, all of our executive officers, directors and 10% stockholders complied with all Section 16 filing requirements, except as follows:

(1)	Eamonn P. Hobbs filed a Form 4 on May 15, 2006 that was required to be filed on or before July 12, 2005, reporting the acquisition of common stock.

(2)	Eamonn P. Hobbs filed a Form 4 on May 3, 2006 that was five business days late, reporting the exercise of stock options.

(3)	Robert M. Rossell filed a Form 4 on August 2, 2006 that was required to be filed on or before July 18, 2006, reporting the acquisition of common stock.

Code of Ethics

The information required by this caption is incorporated by reference to our Proxy Statement under the heading “Corporate Governance, Board Independence and Committees of the Board—Code of Business Conduct and Ethics.”

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation for services, in all capacities for fiscal years 2006, 2005, and 2004, of (i) those persons who were, during fiscal 2006, our Chief Executive Officer (“CEO”) (Eamonn P. Hobbs), and (ii) those persons who were, at the end of fiscal 2006, our four most highly compensated executive officers other than our CEO (collectively, with the CEO, the “Named Executive Officers”):

		Annual Compensation			Long-Term Compensation
							Awards	Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion (1) ($)	Restricted Stock Awards (2)(3) ($)		Securities Underlying Options/ SARs #	LTIP Payouts ($)	All Other Compensa- tion (4) ($)
Eamonn P. Hobbs President, Chief Executive Officer	2006 2005 2004	$289,000 267,000 254,400	$59,101 140,175 126,882	None None None	$	None 310,530 None	45,000 35,500 None	None None None	$12,533 10,834 10,572

Robert M. Rossell Vice President	2006 2005 2004	$176,567 163,488 156,000	$27,081 73,570 65,286	None None None	$	None 150,560 None	10,200 10,200 None	None None None	$11,710 10,285 11,128

Paul J. Shea Vice President	2006 2005 2004	$181,427 167,988 156,000	$27,826 74,083 65,286	None None None	$	None 150,560 None	10,200 10,200 None	None None None	$11,100 9,989 11,119

William M. Appling Vice President	2006 2005 2004	$168,078 155,628 148,500	$25,779 69,612 63,484	None None None	$	None 150,560 None	10,200 10,200 None	None None None	$11,445 10,174 10,518

Brian S. Kunst Vice President	2006 2005 2004	$170,100 157,500 143,000	$26,089 70,875 59,845	None None None	$	None 150,560 None	10,200 8,000 None	None None None	$11,532 9,864 10,029

(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers for 2006, 2005, and 2004 did not exceed the lesser of 10% of such officer’s total annual salary and bonus for fiscal 2006, 2005, or 2004 or $50,000; such amounts are, therefore, not reflected in the table.
(2)	Awards settle in our common stock. As of June 3, 2006, the number and value of the aggregate awards for each Named Executive Officer were as follows: 16,500 shares valued at $484,770 for Mr. Hobbs; 8,000 shares valued at $235,040 for each of Mr. Rossell, Mr. Shea, Mr. Appling, and Mr. Kunst. All awards were unvested at June 3, 2006.
(3)	Of the total awards, 50% are restricted stock units, which vest in full upon the recipient’s continued employment through the end of fiscal year 2009, or on or about May 30, 2009. The remaining 50% of the awards are performance share awards. Under the performance share award agreements, 25% of the total performance shares awarded may be earned for each of four consecutive fiscal years of AngioDynamics, commencing with its 2006 fiscal year. Each year, one-half of the shares available to be earned that year will be earned upon achievement by AngioDynamics of specified earnings per share (“EPS”) goals and the other half of the shares will be earned upon the achievement of specified revenue goals. Shares not earned in a fiscal year may be earned in the following fiscal year if the EPS or revenue goals in such following year are exceeded by an amount at least equal to the shortfall for the applicable goal for the preceding year. The EPS and revenue goals are the same for all of the performance share awards granted in fiscal 2005. The performance share awards are subject to additional conditions, including the recipient’s continued employment with AngioDynamics and the recipient’s not competing with its business or otherwise engaging in other activities detrimental to its business.

(4)	For each of the Named Executive Officers, the amounts reported include amounts we contributed under our Profit Sharing Plan and, as matching contributions, under the companion 401(k) Plan. For fiscal 2006, 2005, and 2004, such amounts contributed were: $12,308, $10,542, and $9,764, respectively, for Mr. Hobbs; $11,382, $10,043, and $10,698, respectively, for Mr. Rossell; $10,819, $9,658, and $10,689, respectively, for Mr. Shea; $11,302, $10,043, and $10,109, respectively, for Mr. Appling; and $11,329, $9,672, and $9,635, respectively, for Mr. Kunst. For each of the Named Executive Officers, the amounts reported include term life insurance premiums we paid. For 2006, 2005, and 2004, such amounts contributed were: $225, $292, and $808, respectively, for Mr. Hobbs; $328, $242, and $430, respectively, for Mr. Rossell; $281, $331, and $430, respectively, for Mr. Shea; $144, $131, and $409, respectively, for Mr. Appling; and $203, $192, and $394, respectively, for Mr. Kunst.

Option/SAR Grants in Last Fiscal Year

The following table sets forth certain information concerning all grants of stock options during fiscal 2006 to our Named Executive Officers. We did not grant any SARs in fiscal 2006.

Name	Number of Securities Underlying Options Granted (1) (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Grant Date Present Value (2)
Eamonn P. Hobbs	45,000	17.2%	$24.21	7/29/2015	$554,148
Robert M. Rossell	10,200	3.9%	$24.21	7/29/2015	$125,607
Paul J. Shea	10,200	3.9%	$24.21	7/29/2015	$125,607
William M. Appling	10,200	3.9%	$24.21	7/29/2015	$125,607
Brian S. Kunst	10,200	3.9%	$24.21	7/29/2015	$125,607

(1)	Options for 25% of the shares vest and become exercisable on July 29, 2006, July 29, 2007, July 29, 2008, and July 29, 2009, respectively. All of these options will vest in full upon a change in control of AngioDynamics, as defined in our 2004 Stock and Incentive Award Plan.
(2)	Calculated using the Black-Scholes valuation model with the following assumptions: expected volatility (57.77%), risk-free rate of return (4.1%), dividend yield (0%), and expected time of exercise (4.5 years)

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

The following table sets forth certain information concerning all exercises of stock options during fiscal 2006 by our Named Executive Officers and the fiscal year-end value of unexercised stock options held by such officers on an aggregated basis. No SARs were exercised during, or were outstanding as of, the end of fiscal 2006.

			Number of Securities Underlying Unexercised Options at June 3, 2006 (#)	Value of Unexercised In-the-Money Options at June 3, 2006 ($)(1)
Name	Shares Acquired on Exercise (#)	Value Related ($)	Exercisable/ Unexercisable (2)	Exercisable/ Unexercisable (2)
Eamonn P. Hobbs	234,100	$5,024,152	101,321/71,625	$2,457,902/$633,975
Robert M. Rossell	2,550	$30,203	None/17,850	None/$176,664
Paul J. Shea	27,000	$465,341	2,550/17,850	$41,310/$176,664
William M. Appling	39,000	$796,976	2,550/17,850	$41,310/$176,664
Brian S. Kunst	None	None	2,000/16,200	$32,400/$149,934

(1)	Options are “in-the-money” if, on June 3, 2006, the market price of our common stock exceeded the exercise price of such options. On June 3, 2006, the closing price of our common stock was $29.38. The value of such options is calculated by determining the difference between the aggregate market price of the stock covered by the options on June 3, 2006 and the aggregate exercise price of such options.
(2)	Options are exercisable into common stock of AngioDynamics.

Compensation of Directors

Directors who are not our employees receive a monthly retainer of $2,000, in addition to $1,500 for each board meeting attended in person and for each telephonic meeting of the board in which they participate. The Chairman of the Board and the Audit Committee Chairman receive an additional monthly retainer of $2,000 and $1,000, respectively. Committee chairmen receive $1,500, and committee members $750, for each committee meeting in which they participate. Directors who are not our employees also receive an annual grant of an option to purchase 6,000 shares of our common stock. New directors receive options for 25,000 shares of our common stock upon joining our board. Directors who are our employees receive no additional compensation for their services as directors.

We entered into an agreement, effective as of January 1, 2004, with Donald A. Meyer, who resigned as a director as of March 1, 2004, under which Mr. Meyer agreed to serve as the trustee of our 401(k) savings plan and to provide other consulting services at our request. The agreement is for a term of 36 months, but will terminate sooner upon a change of control of AngioDynamics, Mr. Meyer’s death, or a material breach of the agreement that is not cured within 30 days. Mr. Meyer is receiving 36 equal monthly payments of $3,500 and reimbursement for reasonable business expenses incurred in providing services under the agreement. The fees paid in fiscal 2006 were $42,000. Further, under the agreement, the expiration dates of Mr. Meyer’s options, which are exercisable for 42,263 shares of our common stock, were extended to the earlier of (i) December 31, 2006 or (ii) the tenth anniversary of the original grant date of each option. In connection with the extension of the expiration dates of Mr. Meyer’s options, the fair value of the options has been recorded as a non-cash dividend to E-Z-EM in the amount of $468,000, with the corresponding credit to “Additional Paid-in Capital” on the effective date.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

We do not have any employment, termination of employment, or change-of-control agreements with any of our executive officers.

Report on Repricing of Options/SARs

In fiscal 2006, we did not adjust or amend the exercise price of any stock options or SARs previously awarded to any of our Named Executive Officers.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The following directors serve on our Compensation Committee: Messrs. Flaherty, Casciaro and Gold. None of these persons was an officer or employee of AngioDynamics or its subsidiary during fiscal 2006, nor were any of them formerly an officer or employee of AngioDynamics or subsidiary. None of such directors had any relationship requiring disclosure by us under Item 404 of Regulation S-K.

Board Compensation and Committee Report on Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the AngioDynamics common stock beneficially owned by each of our directors, each of our Named Executive Officers, all of our directors and executive officers as a group and all other persons known to us who beneficially own 5% or more of the outstanding AngioDynamics common stock as of July 20, 2006. Except as otherwise noted, each individual director or named executive officer had sole voting and investment power with respect to the AngioDynamics common stock.

	Number of Shares of Common Stock Owned (a)(b)(c)	% of Outstanding Shares
Eamonn P. Hobbs	153,622	1.0
Robert M. Rossell (h)	7,200	*
Paul J. Shea	9,276	*
William M. Appling	9,451	*
Brian S. Kunst	7,550	*
Gilder, Gagnon, Howe & Co. LLC (e)	968,465	6.3
Mellon Financial Corporation (f)	897,282	5.8
Linda B. Stern (g)	1,723,960	11.0
Jeffery Gold	25,965	*
Paul S. Echenberg	162,759	1.0
David P. Meyers (d)	373,481	2.4
Howard W. Donnelly	14,500	*
Dennis S. Meteny	16,500	*
Gregory D. Casciaro	15,000	*
Robert E. Flaherty	15,700	*
Peter J. Graham (i)	98,109	*
All directors and executive officers as a group (16 persons)	934,146	5.9

(a)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Under those rules, shares of common stock subject to options that are exercisable or will become exercisable within 60 days of July 20, 2006 and performance share awards that will vest within 60 days of July 20, 2006 are deemed to be outstanding and to be beneficially owned by the person holding the securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(b)	Includes shares of our common stock issuable upon exercise of options currently exercisable or exercisable within 60 days from July 20, 2006 as follows: Eamonn P. Hobbs (101,446), Robert M. Rossell (5,100), Paul J. Shea (7,650), William M. Appling (7,650), Brian S. Kunst (6,550), Estate of Howard S. Stern (98,773), Jeffrey Gold (9,600), Paul S. Echenberg (100,350), David P. Meyers (16,501), Howard W. Donnelly (11,500), Dennis S. Meteny (14,500), Gregory D. Casciaro (14,500), Robert E. Flaherty (14,500), Peter J. Graham (5,643) and all directors and officers as a group (337,520).
(c)	Includes performance share awards which vest within 60 days of July 20, 2006 as follows: Eamonn P. Hobbs (2,062), Robert M. Rossell (1,000), Paul J. Shea (1,000), William M. Appling (1,000), Brian S. Kunst (1,000) and all officers as a group (8,437).
(d)	Excludes 7,427 shares held by a trust established for the benefit of Mr. Meyers’ children, as to which Mr. Meyers disclaims beneficial ownership.
(e)	Share ownership information obtained from a Schedule 13G filed by Gilder, Gagnon, Howe & Co., LLC on June 12, 2006
(f)	Share ownership information obtained from a Schedule 13G filed by Mellon Financial Corporation filed on February 15, 2006
(g)

Share ownership information obtained from a Schedule 13D/A filed by Linda B. Stern and the Estate of Howard S. Stern (the “Estate”) on May 31, 2006, and other information available to AngioDynamics. Linda B. Stern, the wife of the late Howard S. Stern, is the executor and primary beneficiary of the Estate and is deemed to share beneficial ownership of the 1,671,569 shares held by the Estate. In addition, Mrs. Stern has sole beneficial ownership of 52,391 shares of common stock, bringing her total beneficial ownership percentage to 11.0%.

(h)	Includes 100 shares owned jointly with Mr. Rossell’s spouse.
(i)	Includes 8,191 shares owned jointly with Mr. Graham’s spouse, 45,832 shares owned solely by Mr. Graham’s spouse, and 20,395 shares owned by Mr. Graham’s children.

*	Less than 1%.

Equity Compensation Plan Information

The following table sets forth information, as of June 3, 2006, with respect to compensation plans under which our equity securities are authorized for issuance.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,318,645	(1)	$6.67	(2)	523,850	(3)
Equity compensation plans not approved by security holders	None		None		None
Total	1,318,645		$6.67		523,850

(1)	Includes 33,750 shares underlying restricted stock units and 33,750 shares underlying performance share awards issued under the 2004 Stock and Incentive Award Plan.
(2)	The weighted-average exercise price does not take into account the awards described in footnote (1) to this table.
(3)	Includes 32,714 shares reserved for issuance under our 1997 Stock Option Plan and 323,939 shares reserved for issuance under our 2004 Stock and Incentive Award Plan, which provides for grants of stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards. Also includes 167,197 shares reserved for purchase under our Employee Stock Purchase Plan.

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

OTHER RELATED PARTY TRANSACTIONS

See Item 11. “Executive Compensation” of this annual report on Form 10-K for a description of our consulting agreement with Donald A. Meyer, a former director, which information is incorporated by reference into this Item 13.

Item 14. Principal Accounting Fees and Services

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

Item 15. Exhibits, Financial Statement Schedules

Page
(a) (1) Financial Statements

The following consolidated financial statements and supplementary data of Registrant and its subsidiary required by Part II, Item 8, are included in Part IV of this report:

Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)	57

Report of Independent Registered Public Accounting Firm (Grant Thornton LLP)	58

Consolidated balance sheets—June 3, 2006 and May 28, 2005	59

Consolidated statements of income—fifty-three weeks ended June 3, 2006, fifty-two weeks ended May 28, 2005 and May 29, 2004	61

Consolidated statements of stockholders’ equity and comprehensive income—fifty-three weeks ended June 3, 2006, fifty-two weeks ended May 28, 2005 and May 29, 2004	62

Consolidated statements of cash flows—fifty-three weeks ended June 3, 2006, fifty-two weeks ended May 28, 2005 and May 29, 2004	63

Notes to consolidated financial statements	64

      (2) Financial Statement Schedules

The following consolidated financial statement schedule is included in Part IV of this report:

Schedule II—Valuation and qualifying accounts	88

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits

(a) 3. Exhibits

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (l)

3.2	Amended and Restated Bylaws of the Registrant (l)

4.1	Form of Rights Agreement of the Registrant (a)

4.2	Form of specimen Stock Certificate of the Registrant (l)

10.1	Supply and Distribution Agreement dated April 1, 2002 between the Registrant and biolitec, Inc. (a)

10.2	The Registrant’s 1997 Stock Option Plan, as amended (a)

10.3	Form of Master Separation and Distribution Agreement between the Registrant and E-Z-EM, Inc. (a)

10.4	Form of Tax Allocation and Indemnification Agreement between the Registrant and E-Z-EM, Inc. (a)

10.5	Form of Corporate Agreement between the Registrant and E-Z-EM, Inc. (a)

10.10	Building Loan Agreement dated as of August 1, 2002, between the Registrant and Keybank National Association (a)

10.11	Mortgage and Security Agreement dated as of August 1, 2002, among the Counties of Warren and Washington Industrial Development Agency, the Registrant and Keybank National Association (a)

10.12	Trust Indenture dated as of August 1, 2002, between the Counties of Warren and Washington Industrial Development Agency and The Huntington National Bank (a)

10.13	Remarketing Agreement dated as of August 1, 2002, among the Registrant, McDonald Investments Inc., as Remarketing Agent, and the Counties of Warren and Washington Industrial Development Agency (a)

10.14	Counties of Warren and Washington Industrial Development Agency Multi-Mode Variable Rate Industrial Development Revenue Bond (AngioDynamics, Inc. Project-Letter of Credit Secured), Series 2002, having a Maturity Date of August 1, 2022 (a)

10.15	Installment Sale Agreement dated as of August 1, 2002, between the Counties of Warren and Washington Industrial Development Agency and the Registrant (a)

10.16	Reimbursement Agreement dated as of August 1, 2002, between the Registrant and Keybank National Association (a)

10.17	First Amendment to Reimbursement Agreement dated as of December 29, 2003, between the Registrant and Keybank National Association (a)

10.18	The Registrant’s 2004 Stock and Incentive Award Plan (a)

10.20	Agreement effective as of January 1, 2004 between the Registrant and Donald A. Meyer (a)

10.21	Form of Indemnity Agreement between the Registrant and its directors and officers (t)

10.22	Spin-off Adjustment Stock Option Plan for Certain Participants in the E-Z-EM Inc. 1983 Stock Option Plan (b)

10.23	Spin-off Adjustment Stock Option Plan for Certain Participants in the E-Z-EM Inc. 1984 Directors and Consultants Stock Option Plan (c)

10.24	Amendment to Supply and Distribution Agreement dated as of April 1, 2004 between the Registrant and biolitec, Inc. (amendment to agreement filed as Exhibit 10.1) (a)

10.25	Form of Non-Statutory Stock Option Agreement (d)

10.26	Form of Non-Qualified Stock Option Agreement (e)

10.27	Change in Terms Agreement dated November 22, 2004, between AngioDynamics, Inc. and Keybank National Association (f)

10.28	Performance Share Award Agreement (g)

10.29	Restricted Stock Unit Award Agreement (h)

10.30	Management Profitability Bonus Program (i)

10.31	Summary of Fiscal 2006 Base Compensation for the named executive offices of the registrant (j)

10.32	Summary of Director’s compensation (k)

10.33	Distribution Agreement dated June 22, 2004, between AngioDynamics, Inc. and Medical Components, Inc. (m)

10.34	Commitment Letter dated November 23, 2005, from KeyBank National Association (n)

10.35	Promissory Note dated November 23, 2005, between AngioDynamics, Inc. and KeyBank National Association (o)

10.36	Commercial Security Agreement dated November 23, 2005, between AngioDynamics, Inc. and KeyBank National Association (p)

10.37	Supply and Distribution Agreement dated October 17, 2005, between AngioDynamics, Inc. and Bioniche Pharma Group Limited (q)

10.38	First Amendment to Distribution Agreement dated June 22, 2004, between AngioDynamics, Inc. and Medical Components Inc. (r)

10.39	Underwriting Agreement dated May 23, 2006 (s)

14	Code of Ethics (u)

21.1	Subsidiaries of the Registrant (a)

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Grant Thornton LLP

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14

32.1	Certification pursuant to Rule 13a-14(b) or 15d-14(b) and Section 1350 of Title 18 of the United States Code.

32.2	Certification pursuant to Rule 13a-14(b) or 15d-14(b) and Section 1350 of Title 18 of the United States Code.

(a)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form S-1 (SEC Reg. No. 333-13329)
(b)	Incorporated by reference to exhibit 10.22 to the registrant’s annual report on Form 10-K for the fiscal year ended May 29, 2004.
(c)	Incorporated by reference to exhibit 10.23 to the registrant’s annual report on Form 10-K for the fiscal year ended May 29, 2004.
(d)	Incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarterly period ended August 28, 2004.
(e)	Incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K filed on November 4, 2004.
(f)	Incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarterly period ended November 27, 2004.
(g)	Incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 12, 2005.
(h)	Incorporated by reference to exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 12, 2005.
(i)	Incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 4, 2005.
(j)	Incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K filed on August 4, 2005.
(k)	Incorporated by reference to exhibit 10.1 to Amendment No. 1 to the registrant’s quarterly report on Form 10-Q/A for the quarterly period ended February 26, 2005.
(l)	Incorporated by reference to the exhibit of the same number to the registrant’s quarterly report on Form 10-Q for the quarterly period ended August 27, 2005.
(m)	Incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarterly period ended August 27, 2005.
(n)	Incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 30, 2005.
(o)	Incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K filed on November 30, 2005.
(p)	Incorporated by reference to exhibit 10.3 to the registrant’s current report on Form 8-K filed on November 30, 2005.
(q)	Incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarterly period ended November 26, 2005.
(r)	Incorporated by reference to exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarterly period ended November 26, 2005.
(s)	Incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 25, 2006.
(t)	Incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 10, 2006.
(u)	Incorporated by reference to exhibit 14 to the registrant’s current report on Form 8-K filed on May 10, 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AngioDynamics, Inc.:

We have completed an integrated audit of AngioDynamics, Inc.’s 2006 consolidated financial statements and of its internal control over financial reporting as of June 3, 2006 and an audit of its 2005 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AngioDynamics, Inc. and its subsidiary at June 3, 2006 and May 28, 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 3, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 3, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Albany, New York

August 10, 2006

57.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AngioDynamics, Inc.

We have audited the accompanying consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows of AngioDynamics, Inc. and Subsidiary for the fifty-two weeks ended May 29, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of AngioDynamics, Inc. and Subsidiary for the fifty-two weeks ended May 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II—Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Melville, New York

July 13, 2004, except for Note A as to which

the date is August 17, 2004

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 3, 2006	May 28, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$64,042	$14,498
Marketable securities, at fair value	25,710	12,601
Accounts receivable—trade, net of allowance for doubtful accounts of $430 in 2006 and $203 in 2005	13,486	9,929
Inventories	15,968	10,264
Deferred income taxes	822	736
Due from former parent		85
Prepaid expenses and other	2,128	1,594

Total current assets	122,156	49,707

PROPERTY, PLANT AND EQUIPMENT—AT COST, less accumulated depreciation and amortization	10,802	8,528

DEFERRED INCOME TAXES	386	501

INTANGIBLE ASSETS, less accumulated amortization of $1,203 in 2006 and $1,036 in 2005	3,565	839

OTHER ASSETS	91	97

TOTAL ASSETS	$137,000	$59,672

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 3, 2006	May 28, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,791	$3,971
Accrued liabilities	4,836	3,491
Current portion of long-term debt	180	165

Total current liabilities	10,807	7,627

LONG-TERM DEBT, net of current portion	2,755	2,935

Total liabilities	13,562	10,562

COMMITMENTS AND CONTINGENCIES (NOTE Q)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, no shares issued and outstanding
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 15,469,431 shares in 2006 and 12,051,632 shares in 2005	155	121
Additional paid-in capital	120,219	52,878
Retained earnings (accumulated deficit)	3,146	(3,720)
Accumulated other comprehensive loss	(82)	(169)

Total stockholders’ equity	123,438	49,110

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,000	$59,672

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Fifty-three weeks ended	Fifty-two weeks ended
	June 3, 2006	May 28, 2005	May 29, 2004
Net sales	$78,451	$60,289	$49,055
Cost of goods sold	32,930	26,912	23,254

Gross profit	45,521	33,377	25,801

Operating expenses
Sales and marketing	21,399	16,000	13,562
General and administrative	7,947	5,080	3,565
Research and development	5,869	4,570	3,551

Total operating expenses	35,215	25,650	20,678

Operating profit	10,306	7,727	5,123
Other income (expenses)
Interest income	792	304	16
Impairment loss on investment		(300)
Interest expense	(138)	(150)	(758)
Other income	162	36

Income before income tax provision	11,122	7,617	4,381
Income tax provision	4,256	3,069	1,238

NET INCOME	$6,866	$4,548	$3,143

Earnings per common share
Basic	$.55	$.39	$.34

Diluted	$.53	$.37	$.32

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Fifty-three weeks ended June 3, 2006, fifty-two weeks ended May 28, 2005 and May 29, 2004

(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings (Accumulated Deficit)	Accumulated other comprehensive loss	Total	Comprehensive income
	Shares	Amount
Balance at May 31, 2003	9,200,000	92	12,639	(10,943)	(300)	1,488
Common stock subscription on effective date of initial public offering	1,950,000	20	18,650			18,670
Compensation related to stock option plan			5			5
Capital contribution—imputed interest on note payable to parent			596			596
Capital contribution—forgiveness of notes payable to parent			13,148			13,148
Dividend to parent—stock compensation			468	(468)		—
Net income				3,143		3,143	$3,143
Unrealized gain on interest rate swap, net of tax					182	182	182

Comprehensive income							$3,325

Balance at May 29, 2004	11,150,000	112	45,506	(8,268)	(118)	37,232
Net proceeds from the issuance of common stock	292,500	3	2,764			2,767
Exercise of stock options	599,766	6	2,526			2,532
Fractional share adjustment from spin-off	(2)
Tax benefit on exercise of stock options			1,877			1,877
Purchases of common stock under Employee Stock Purchase Plan	9,368		130			130
Compensation related to stock option plans			75			75
Net income				4,548		4,548	$4,548
Unrealized gain on marketable securities, net of taxes of $7					11	11	11
Unrealized loss on interest rate swap, net of taxes of $36					(62)	(62)	(62)

Comprehensive income							$4,497

Balance at May 28, 2005	12,051,632	$121	$52,878	$(3,720)	$(169)	$49,110
Net proceeds from the issuance of common stock	2,760,000	28	61,884			61,912
Exercise of stock options	634,364	6	2,974			2,980
Tax benefit on exercise of stock options			2,036			2,036
Purchases of common stock under Employee Stock Purchase Plan	23,435		366			366
Compensation related to stock option plans			81			81
Net income				6,866		6,866	$6,866
Unrealized loss on marketable securities, net of taxes of $30					(44)	(44)	(44)
Unrealized gain on interest rate swap, net of taxes of $74					131	131	131

Comprehensive income							$6,953

Balance at June 3, 2006	15,469,431	$155	$120,219	$3,146	$(82)	$123,438

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fifty-three weeks ended	Fifty-two weeks ended
	June 3, 2006	May 28, 2005	May 29, 2004
Cash flows from operating activities
Net income	$6,866	$4,548	$3,143
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,082	771	681
Tax benefit from exercise of stock options	2,036	1,877
Impairment loss on investment		300
Gain on sale of marketable securities	(162)	(36)
Provision (benefit) for doubtful accounts	270	(71)	64
Deferred income tax (benefit) provision	(18)	119	57
Writeoffs of obsolete inventory	183	182	249
Imputed interest on note payable to former parent			596
Stock-based compensation	452	75	5
Changes in operating assets and liabilities
Accounts receivable	(3,827)	(1,914)	(1,477)
Inventories	(5,887)	(1,901)	(163)
Prepaid expenses and other	(534)	(924)	(426)
Accounts payable and accrued liabilities	2,673	2,600	264
Income taxes payable		(100)	100
Due to / from former parent	85	(738)	(593)

Net cash provided by operating activities	3,219	4,788	2,500

Cash flows from investing activities
Addition to property, plant and equipment	(3,183)	(1,825)	(1,635)
Acquisition of patent rights	(500)
Decrease (increase) in restricted cash		101	697
Acquisition of licensing rights	(2,393)		(50)
Purchase of available-for-sale securities	(31,337)	(16,258)	(1,193)
Proceeds from sale of available-for-sale securities	18,316	4,445	1,185

Net cash used in investing activities	(19,097)	(13,537)	(996)

Cash flows from financing activities
Proceeds from stock subscription receivable		19,949
Proceeds from the issuance of common stock	62,459	2,992
Proceeds from the exercise of stock options	2,980	2,532
Proceeds from the issuance of common stock under ESPP	366	131
Repayment of long-term debt	(165)	(155)	(140)
Payments of costs relating to issuance of common stock	(218)	(949)	(556)
Payment of note payable—former parent		(3,000)

Net cash provided by (used in) financing activities	65,422	21,500	(696)

INCREASE IN CASH AND CASH EQUIVALENTS	49,544	12,751	808

Cash and cash equivalents at beginning of year	14,498	1,747	939

Cash and cash equivalents at end of year	$64,042	$14,498	$1,747

Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$136	$150	$164
Income taxes	2,484	513	14

Supplemental disclosure of non-cash financing activity:
Costs related to issuance of common stock included in accounts payable	$329
Common stock subscription on effective date of initial public offering, net of financing costs			$18,670
Forgiveness of notes payable—former parent			13,148
Dividend to former parent			468

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 3, 2006 and May 28, 2005

NOTE A - BASIS OF PRESENTATION, BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Presentation, Business Description and Recent Events

The consolidated financial statements include the accounts of AngioDynamics, Inc. and its wholly owned subsidiary, Leocor, Inc. (“Leocor”) (collectively, the “Company”). The Company is primarily engaged in the design, development, manufacture and marketing of medical products used by interventional radiologists and other physicians for the minimally invasive diagnosis and treatment of peripheral vascular disease. The Company’s principal sales territory is the continental United States. International sales are principally in Europe and Japan (see Note R). The Company’s operations are classified in one segment, peripheral vascular disease, as management of the Company’s products and services follows principally the same marketing, production, and technology strategies.

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

On May 24, 2006, the Company completed a follow-on public offering of its common stock, selling 2,760,000 shares of its common stock (including 360,000 shares subject to the underwriters’ over-allotment option) at $24.07 per share, less underwriting discounts and commissions. Proceeds from the offering, net of underwriting costs totaling $3,974,400, amounted to $62,458,800 and were received by the Company on May 30, 2006. At June 3, 2006, the net proceeds of the offering credited to common stock and additional paid-in capital aggregated $61,911,830, after financing costs of $546,970.

All significant intercompany balances and transactions have been eliminated.

2. Fiscal Year

The Company reports on a fiscal year that concludes on the Saturday nearest to May 31. Fiscal year 2006 ended on June 3, 2006 for a reporting period of fifty-three weeks. Fiscal years 2005 and 2004 ended on May 28, 2005 and May 29, 2004, respectively, for reporting periods of fifty-two weeks.

3. Cash and Cash Equivalents

The Company considers all unrestricted highly liquid investments purchased with an initial maturity of less than three months to be cash equivalents. As of June 3, 2006 and May 28, 2005, approximately $64,018,000 and $14,310,000, respectively, of cash and cash equivalents held by financial institutions in the United States exceeded Federal Deposit Insurance Corporation insured amounts.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE A (Continued)

4. Marketable Securities

Marketable securities, which are principally government agency bonds and corporate commercial paper, are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. Marketable securities also include auction-rate investments. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and based on the Company’s intentions regarding these investments, the Company classifies its auction-rate investments as available-for-sale securities. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which reset every seven days, and despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. As a result, the Company has no cumulative gross unrealized or realized holding gains or losses from these securities, and all income is recorded as interest income.

5. Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections and payments from customers, and a provision for estimated credit losses is maintained based upon the Company’s historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they become uncollectible.

Changes in the Company’s allowance for doubtful accounts are as follows:

	June 3, 2006	May 28, 2005
	(in thousands)
Beginning balance	$203	$289
Provision (Benefit) for doubtful accounts	270	(71)
Write-offs	(43)	(15)

Ending balance	$430	$203

6. Inventories

Inventories are stated at the lower of cost (at standard cost, which approximates the first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

7. Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company evaluates these assets for impairment annually or as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE A (Continued)

8. Accounting for Business Combinations, Goodwill and Intangible Assets

Intangible assets, which consist of technology ($2,250,000 and $1,750,000 at June 3, 2006 and May 28, 2005, respectively) and licenses ($2,518,000 and $125,000 at June 3, 2006 and May 28, 2005, respectively) are being amortized over the estimated useful lives of the respective assets, which range between seven and fifteen years. Annual amortization of intangible assets was $167,000, $125,000, and $122,000 for 2006, 2005, and 2004, respectively. Annual amortization of these intangible assets is expected to approximate the following amounts for each of the next five years:

(in thousands)
2007	$203
2008	324
2009	444
2010	541
2011	613

The expected increase to annual amortization is related to a distribution agreement, for which the amortization will be recognized as the revenues are earned from the sale of the product (see Note O).

9. Revenue Recognition

Revenue is recognized in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue, net of sales taxes assessed by any governmental authority, as products are shipped based on FOB shipping point terms when title passes to customers. The Company negotiates credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and must have at least 12 months remaining prior to its expiration date.

Our current product offerings consist of the following product categories:

	2006
Products	Net Sales $	% of Net Sales
	(dollars in thousands)
Angiographic Products and Accessories	$21,394	27.3%
Dialysis Products	19,643	25.0
Vascular Access Products	12,217	15.6
Venous Products	12,186	15.5
Thrombolytic Products	4,539	5.8
PTA Products	4,068	5.2
Drainage Products	2,251	2.9
Other	2,153	2.7

Total	$78,451	100.0%

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE A (Continued)

10. Research and Development

Research and development costs, including salaries, consulting fees, building costs, utilities, administrative expenses, patent application costs, and an allocation of corporate costs are related to developing new products and making technological improvements to existing products and are expensed as incurred.

11. Shipping and Handling Costs

Shipping and handling costs, associated with the distribution of finished products to customers, are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer. Amounts charged to customers for shipping are recorded in net sales.

12. Advertising

All costs associated with advertisement are expensed as incurred. Advertising expense, included in sales and marketing was $260,000, $234,000, and $177,000, for 2006, 2005, and 2004, respectively.

13. Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets, as it is more likely than not that all, or some portion, of such deferred tax assets will not be realized under the tax-sharing agreement described below. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company and its Former Parent had a Tax Allocation and Indemnification Agreement with respect to Federal income taxes for such time as the Company and the Former Parent were consolidated for Federal income tax purposes (See Note K). Under this agreement, the Company paid Federal income tax based on the amount of taxable income it generated and was credited for Federal tax benefits generated that were used by the Company or other members of the consolidated group. This agreement did not cover tax liabilities arising from state, local and other taxing authorities to which the Company reports separately.

14. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, marketable securities, accounts payable, short-term and long-term debt, and an interest rate swap agreement. The carrying amount of these instruments approximates fair value due to the immediate or short-term maturities and variable interest rates associated with these instruments. The interest rate swap agreement has been recorded at its fair value based on a valuation received from an independent third party (see Note J). Marketable securities are carried at their fair value as determined by quoted market prices.

15. Derivative Financial Instruments

In accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended, the Company recognized its interest rate swap agreement as a cash flow hedge, which is presented in the consolidated financial statements at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of accumulated other

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE A (Continued)

comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of hedged items that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss).

16. Stock-Based Compensation

At June 3, 2006, the Company has two stock-based compensation plans, exclusive of the stock option plans related to the distribution by the Former Parent to its stockholders of its shares of the Company’s common stock in October 2004 (see Note M). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” SFAS No. 123 for non-employees and related interpretations. Accordingly, no compensation expense has been recognized under these plans concerning stock options granted to employees and to members of the Board of Directors, as the options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Compensation expense of $81,000, $75,000, and $5,000 in 2006, 2005, and 2004, respectively, was recognized under these plans for stock options granted to consultants.

During the year ended June 3, 2006, compensation expense of $371,000 was recognized under these plans for restricted stock unit and performance share awards granted to employees. Performance share awards are accounted for under the provisions of APB No. 25 for variable awards.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options and awards granted under these plans to key employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS No. 123, the Company’s pro forma net income and earnings per common share would be as follows:

	2006	2005	2004
	(in thousands, except per share data)
Net income
As reported	$6,866	$4,548	$3,143
Add total stock-based compensation recorded under intrinsic value based method for all awards, net of tax effects	293	47
Deduct total stock-based compensation under fair value based method for all awards, net of tax effects	(1,383)	(1,285)	(323)

Pro forma net income	5,776	3,310	2,820

Basic earnings per common share
As reported	$.55	$.39	$.34
Pro forma	.47	.29	.31
Diluted earnings per common share
As reported	$.53	$.37	$.32
Pro forma	.45	.27	.29

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE A (Continued)

The fair value of the options granted under the 1997 and 2004 Plans was estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

	2006	2005	2004
Expected stock price volatility	56.21%	54.79%	57.24%
Risk-free interest rate	4.17%	4.13%	3.30%
Expected life of options	5.4 years	6.1 years	6.2 years

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

The following table sets forth the reconciliation of the weighted-average number of common shares:

	2006	2005	2004
Basic	12,377,731	11,571,317	9,216,027
Effect of dilutive securities	586,843	757,466	622,141

Diluted	12,964,574	12,328,783	9,838,168

Excluded from the calculation of diluted earnings per common share, are options issued to employees and non-employees to purchase 18,489 and 22,703 shares of common stock at June 3, 2006 and May 28, 2005, respectively, as their inclusion would not be dilutive. The exercise prices of the excluded options were between $20.70 and $28.45 at June 3, 2006, and between $11.00 and $20.70 per share at May 28, 2005.

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

19. Supplier Concentrations

The Company is dependent on third-party manufacturers for a substantial portion of its dialysis catheters and venous products. In 2006, products purchased from the Company’s two largest suppliers accounted for approximately 25% and 16% of total product purchases. In 2005, products purchased from the Company’s two largest suppliers accounted for approximately 37% and 17% of total product purchases. In 2006 and 2005, sales of products purchased from these two suppliers accounted for approximately 26% and 39% of the Company’s sales. The Company is dependent upon the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. The loss of its principal suppliers or a significant reduction in product availability from these suppliers could have a material adverse effect on the Company. The Company believes that its relationships with these suppliers are satisfactory, and did not experience any instances of inadequate supply during 2006 or 2005.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE A (Continued)

20. Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) and the related interpretations require that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. The adoption of this new accounting pronouncement is expected to have a material impact on the Company’s financial statements commencing with the first quarter of the fiscal year ending June 2, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FAS 109”)”, to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact on our financial statements of this Interpretation at this time.

NOTE B - COMPREHENSIVE INCOME

The Company records comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires unrealized holding gains or losses on available-for-sale securities and derivative instruments, net of tax, to be included in accumulated other comprehensive income, as a separate component of stockholders’ equity. The components of comprehensive income, which relate to changes in the fair value of the interest rate swap (see Note J), are detailed in the Company’s accompanying consolidated statements of stockholders’ equity and comprehensive income. At June 3, 2006 and May 28, 2005, the components of accumulated other comprehensive loss, net of related tax, are as follows:

	June 3, 2006	May 28, 2005
	(in thousands)
Cumulative loss on interest rate swap	$(49)	$(180)
Unrealized holding (loss) gain on marketable securities	(33)	11

Accumulated other comprehensive loss	$(82)	$(169)

NOTE C - INVESTMENT AT COST

In June 2002, the Company acquired 1,158,000 shares of the Series C preferred stock and 42,000 shares of common stock, or approximately 8.8%, prior to effects of dilutive securities, of Surgica, Inc. for $300,000, which was included in the accompanying 2004 consolidated balance sheet under the caption “Other assets.” Surgica, a Delaware corporation based in California, is a medical device company that designs, patents and markets vascular blocking materials (embolic agents). The Company has been provided registration rights, as specified in a registration rights agreement. The Company’s investment in Surgica was accounted for by the cost method. Further, the Company entered into a distribution agreement with Surgica, whereby Surgica provided the

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE C—INVESTMENT AT COST (Continued)

Company exclusive worldwide distribution rights for an initial term of five years, and an automatic renewal of three years, subject to termination clauses. In connection with this distribution agreement, Surgica granted the Company exclusive, royalty-free rights and license to use all trademarks.

During the year ended May 28, 2005, the Company reduced the carrying value of its investment in Surgica Corporation to $0, due to the uncertainty of Surgica’s ability to operate as a going concern. Surgica’s projected negative cash flows, poor liquidity and recent failed attempts by Surgica’s management to either raise additional capital or sell the entity were primary factors that caused this uncertainty. Previously negotiated registration rights and distribution agreements remain in force and the Company continues to purchase and sell products related to Surgica’s operations. The amount of the impairment loss, $300,000, was included in other expense for the year ended May 28, 2005.

NOTE D - MARKETABLE SECURITIES

Marketable securities as of June 3, 2006 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(in thousands)
Available-for-sale securities
U.S. government agency obligations (1)	$19,329	$31	$(30)	$19,330
Corporate bond securities	6,436	6	(62)	6,380

	$25,765	$37	$(92)	$25,710

(1)	Includes auction-rate securities

As of June 3, 2006, the Company held 11 securities with a fair value of $8,443,000, that had unrealized losses totaling $92,000. The Company has determined these to be temporary losses based on the nature of the securities and their short-term maturities. During the year ended June 3, 2006, the Company reclassified $25,000 of unrealized holding gains, net of income taxes, from accumulated other comprehensive loss to other income, net, in the consolidated statement of income as marketable securities were sold or matured.

Marketable securities as of May 28, 2005 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(in thousands)
Available-for-sale securities
U.S. government agency obligations	$7,642	$30	$(45)	$7,627
Corporate bond securities	4,944	30		4,974

	$12,586	$60	$(45)	$12,601

As of May 28, 2005, the Company held three securities with a fair value of $4,456,000, that had unrealized losses totaling $45,000.

The amortized cost and fair value of marketable securities at June 3, 2006 and May 28, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE D—MARKETABLE SECURITIES (Continued)

As of June 3, 2006:

	Amortized cost	Fair value
	(in thousands)
Due in one year or less	$14,575	$14,522
Due after one through five years	1,190	1,188
Due after five through twenty years	10,000	10,000

	$25,765	$25,710

NOTE E - INVENTORIES

Inventories consist of the following:

	June 3, 2006	May 28, 2005
	(in thousands)
Finished goods	$9,115	$6,014
Work in process	2,239	1,532
Raw materials	4,614	2,718

	$15,968	$10,264

Reserves for excess and obsolete inventory were $1,322,000 and $779,000 at June 3, 2006 and May 28, 2005, respectively.

NOTE F - PROPERTY, PLANT AND EQUIPMENT, AT COST

Property, plant and equipment are summarized as follows:

	Estimated useful lives	June 3, 2006	May 28, 2005
		(in thousands)
Building and building improvements	39 years	$5,579	$5,473
Machinery and equipment	3 to 8 years	4,886	3,197
Computer software and equipment	3 to 5 years	2,577	924
Construction in progress		1,583	1,627

		14,625	11,221
Less accumulated depreciation and amortization		4,046	2,905

		10,579	8,316
Land and land improvements		223	212

		$10,802	$8,528

Depreciation expense for 2006, 2005, and 2004 was $909,000, $641,000, and $553,000, respectively.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE G - INCOME TAXES

Income tax provision analyzed by category and by statement of income classification is summarized as follows:

	2006	2005	2004
	(in thousands)
Current
Federal	$3,923	$2,735	$1,078
State and local	351	215	103

	4,274	2,950	1,181
Deferred	(18)	119	57

	$4,256	$3,069	$1,238

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	June 3, 2006	May 28, 2005
	(in thousands)
Deferred tax assets
Capital loss carryforwards	$102	$628
Net operating loss carryforward	—	129
R&D credit carryforward	—	92
Expenses incurred not currently deductible	600	122
Unrealized loss on interest rate swap	29	103
Impairment of long-lived assets	650	765
Inventories	311	288
Other	18	12

Gross deferred tax asset	1,710	2,139

Deferred tax liabilities
Excess tax over book depreciation and amortization	400	265
Other	—	9

Gross deferred tax liability	400	274
Valuation allowance	(102)	(628)

Net deferred tax asset	$1,208	$1,237

The valuation allowance at June 3, 2006 and May 28, 2005 is $102,000 and $628,000. The valuation allowance reflects the estimate that it is more likely than not that certain capital loss carryforwards may be unavailable to offset future taxable income. During the year ended June 3, 2006, capital loss carryforwards of $1,548,000 expired without being utilized, and the deferred tax asset and corresponding valuation allowance of $526,000 have been reversed. The remaining capital loss carryforward of $300,000 expires during fiscal year 2011.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE G—INCOME TAXES (Continued)

The Company’s consolidated income tax provision has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to the Company’s income before income taxes for the following reasons:

	2006	2005	2004
	(in thousands)
Income tax provision	$4,256	$3,069	$1,238
Effect of Graduated tax rates	112	76	43
State income taxes, net of Federal tax benefit	(195)	(142)	(68)
Tax-exempt interest	—	2	2
Research and development tax credit	88	124	51
Domestic Production Activities deduction	27	—	—
Extraterritorial income exclusion	7	11	11
Nondeductible expenses	(375)	(306)	(434)
Change in valuation allowance	—	—	692
Capital loss	—	(102)	—
(Underaccrual) overaccrual of prior year Federal and state taxes	(27)	(36)	—
Other	—	(30)	(2)

Income tax provision at statutory tax rate of 35%	$3,893	$2,666	$1,533

The Company’s effective income tax rate was 38.3%, 40.3%, and 28.3%, for 2006, 2005, and 2004, respectively. During 2004, the Company realized a tax benefit of $693,000 from the utilization of previously unrecorded capital loss carryforwards by the Company’s former parent under the tax sharing agreement.

NOTE H - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 3, 2006	May 28, 2005
	(in thousands)
Payroll and related expenses	$3,203	$2,537
Fair value of interest rate swap (see Note J)	78	286
Sales and franchise taxes	1,071	75
Other	484	593

	$4,836	$3,491

NOTE I - LINE OF CREDIT

On November 23, 2005, the Company entered into a new $7,500,000 working capital revolving line of credit facility with a bank (the “Facility”), which replaced the Company’s $3,000,000 line of credit. The Facility is collateralized by substantially all of the assets of the Company and expires on November 30, 2006. The initial advance under the Facility will bear interest at LIBOR plus 175 basis points (“LIBOR rate”). Thereafter, the interest rate will be adjusted monthly, at the Company’s election, to either the then-current LIBOR rate or the bank’s prime rate. Interest under the Facility is payable monthly. The Facility contains customary events of default that will permit the bank to accelerate payment of all outstanding advances if not cured within any applicable grace period, including payment defaults; failure to comply with other obligations, covenants or

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE I—LINE OF CREDIT (Continued)

conditions; defaults under other obligations that may materially affect the Company’s property or its ability to repay advances under the line of credit; insolvency or bankruptcy; change in ownership of 25% or more of the Company’s common stock; material adverse changes in the Company’s financial condition; and if the bank in good faith believes itself to be insecure. As of June 3, 2006, no amounts were outstanding under the Facility.

NOTE J - LONG-TERM DEBT

In September 2002, the Company closed on the financing for the expansion of its headquarters and manufacturing facility in Queensbury, New York. The expansion was financed principally with Industrial Revenue Bonds (the “Bonds”) issued by the Warren and Washington Counties Industrial Development Agency (the “Agency”) aggregating $3,500,000. The Bonds are issued under a Trust Agreement by and between the Agency and a bank, as trustee (the “Trustee”). The proceeds of the Bonds were advanced, as construction occurred, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a second bank (the “Bank”) and the Company. The Bonds reprice every seven days and are resold by a Remarketing Agent. The Bonds bear interest based on the market rate on the date the Bonds are repriced (3.36% per annum at June 3, 2006) and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement with the Bank which requires the maintenance of a letter of credit for an initial amount of $3,575,000 ($2,998,000 at June 3, 2006) to support principal and certain interest payments of the Bonds and requires payment of an annual fee on the outstanding balance ranging from 1% to 1.9%, depending on financial results achieved. The current fee is 1.0% and is in effect until August 2006. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent is required to use its best efforts to arrange for sales of such bonds in the secondary market. The Remarketing Agreement provides for the payment of an annual fee of .1% of the remaining balance.

The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Agreement are collateralized by the aforementioned letter of credit and a first mortgage on the land, building and equipment relating to the facility with a net carrying value of $10,802,000 and $8,528,000 as of June 3, 2006 and May 28, 2005, respectively.

The Company entered into an interest rate swap agreement (the “Swap Agreement”) with the Bank, effective September 2002, with an initial notional amount of $3,500,000 to limit the effect of variability due to interest rates on its rollover of the Bonds. The Swap Agreement, which qualifies as a hedge under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement requires the Company to pay a fixed rate of 4.45% and receive payments based on 30-day LIBOR repriced every seven days through May 2022. As of June 3, 2006 and May 28, 2005, since the Swap Agreement is classified as a cash flow hedge, the fair value of $78,000 and $286,000, respectively, has been recorded as a component of accrued liabilities, and accumulated other comprehensive loss related to the swap agreement is $49,000 and $180,000, respectively, net of tax benefit.

The Company capitalized certain legal and administrative costs incurred in connection with the issuance of the Bonds, and is amortizing these costs over the term of the Bonds. As of June 3, 2006 and May 28, 2005, net capitalized bond issuance costs amounted to $91,000 and $97,000, respectively, and are recorded as a component of other assets. Amortization expense for 2006, 2005, and 2004, was $6,000, $5,000, and $6,000, respectively.

Amounts to be paid or received under the Swap Agreement are accrued as interest rates change and are recognized over the life of the Swap Agreement as an adjustment to interest expense.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE J—LONG-TERM DEBT (Continued)

At June 3, 2006, future minimum principal payments on long-term debt were as follows:

(in thousands)
2007	$180
2008	200
2009	220
2010	130
2011	120
Thereafter	2,085

$2,935

NOTE K - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Agreements with Former Parent

In connection with the Company’s initial public offering, the Company and the Company’s Former Parent entered into a Master Separation and Distribution Agreement (the “Separation Agreement”), a Corporate Agreement, and a Tax Allocation and Indemnification Agreement (the “Tax Allocation Agreement”).

The Separation Agreement governs the rights and obligations of the Former Parent and the Company with respect to, among other items, (i) the initial public offering and the distribution by the Former Parent to its common stockholders of the shares of the Company’s common stock held by the Former Parent, (ii) support services, manufacturing and distribution arrangements and (iii) the treatment of the Company’s and the Former Parent’s options upon separation. Under the Separation Agreement, the Company capitalized $13,148,000 of notes payable to the Former Parent in 2004 and the Company repaid the remaining balance of the notes payable of $3,000,000 as of May 29, 2004 from the proceeds of the initial public offering in June 2004. Further, the Company and the Former Parent will provide indemnification to each other, as specified in the Agreement. As of June 3, 2006, there are no claims made against either party and the Company is unable to determine any potential exposure it may have under this indemnification provision.

The Tax Allocation Agreement governs the respective rights, responsibilities and obligations of the Former Parent and the Company after the initial public offering with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns, previously included in the tax-sharing arrangement (see Note A-13).

Allocations From Former Parent

Certain identifiable, allocable costs incurred by the Former Parent on behalf of the Company with respect to commissions, foreign selling and administrative expenses were proportionately charged to the Company through December 31, 2004. No amounts were charged to the Company during the year ended June 3, 2006.

In addition to the allocations, the Former Parent provided insurance coverage to the Company through October 30, 2004. The amount payable by the Company for such coverage was the actual cost of such insurance as allocated by the insurance carrier providing such coverage, and if such allocation was not provided by the insurance carrier the amount payable by the Company was determined by the Former Parent based upon the respective total revenues of the Former Parent and the Company and such other factors as the Former Parent reasonably determined to be appropriate.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE K—RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (Continued)

These costs are included in the respective statements of income as follows:

	2005	2004
	(in thousands)
Cost of Goods Sold:
Insurance	$216	$450

Selling and administrative:
Corporate services	163	380
Insurance	6	45

	169	425

	$385	$875

Details of amounts due from (to) Former Parent are as follows:

	2005
OEM sales to Former Parent	$34
Inventory transfer	62
Administrative services	(11)

	$85

Sales to Former Parent and Former Parent’s Affiliates

Sales to the Former Parent and the Former Parent’s affiliates were approximately $305,000, $979,000, and $894,000 in 2006, 2005, and 2004, respectively.

Agreement with Former Director

The Company entered into an agreement in January 2004, with Donald A. Meyer, who resigned as a director as of March 1, 2004, under which Mr. Meyer agreed to serve as the trustee of the Company’s 401(k) savings plan and to provide other consulting services at the Company’s request. The agreement is for a term of 36 months but will terminate sooner upon a change of control of the Company, Mr. Meyer’s death or a material breach of the agreement that is not cured within 30 days. Mr. Meyer is receiving 36 equal monthly payments of $3,500 and reimbursement for reasonable business expenses incurred in providing services under the agreement. The fees paid in 2006, 2005, and 2004 were $42,000, $42,000, and $17,500, respectively.

Mr. Meyer remained a director of the Former Parent until October 2004, at which time he was appointed a director emeritus. Further, the expiration dates of Mr. Meyer’s options have been extended under this agreement to the earlier of (i) December 31, 2006 or (ii) the tenth anniversary of the original grant date of each option. In connection with the extension of the expiration dates of Mr. Meyer’s options, the fair value of Mr. Meyer’s options to acquire 42,263 of the Company’s common stock has been recorded as a non-cash dividend to the Former Parent in the amount of $468,000, with the corresponding credit to “Additional Paid-in Capital” on the effective date.

Consulting Agreement with Director

Under the Separation Agreement, the Company assumed 35% of the Former Parent’s payment obligations to Howard Stern, a director of the Company, and a member of the Former Parent’s Board of Directors through

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE K—RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (Continued)

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

NOTE L - RETIREMENT PLANS

The Company has a profit-sharing plan under which it makes discretionary contributions to eligible employees, and a companion 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by the Company. Profit-sharing contributions were $431,000, $360,000, and $313,000, in 2006, 2005, and 2004, respectively. Matching contributions were $249,000, $211,000, and $178,000, in 2006, 2005, and 2004, respectively.

NOTE M - STOCKHOLDERS’ EQUITY

1. Capitalization

On February 27, 2004, the Company’s Board of Directors and the Former Parent, as sole stockholder, approved the Company’s Amended and Restated Certificate of Incorporation (the “Amended Certificate”). Under the Amended Certificate, the authorized capital stock of the Company is 50,000,000 shares, consisting of 45,000,000 shares of common stock, par value $.01 per share and 5,000,000 shares of preferred stock, par value $.01 per share. Pursuant to the Amended Certificate, (i) each share of voting common stock, $1 par value and (ii) each share of non-voting common stock, $1 par value was reclassified and exchanged into 9,200 shares of issued, fully paid, non-assessable common stock for a total of 9,200,000 shares to be then outstanding. Share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for the reclassification and exchange.

The holders of common stock are entitled to one vote for each share held. Subject to preferences applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for dividend payments. If the Company liquidates, dissolves, or winds up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no pre-emptive rights or rights to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

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

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE M—STOCKHOLDERS’ EQUITY (Continued)

2. Stock Options

1997 Stock Option Plan:

In 1997, the Company adopted a Stock Option Plan (the “1997 Plan”). The 1997 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options and to members of the Board of Directors and consultants of nonqualified stock options. A total of 1,497,674 shares of the Company’s common stock may be issued under the 1997 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the fair market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1997 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1997 Plan terminates in March 2007. The vesting schedule is subject to the discretion of the Company’s Board of Directors. Options outstanding at June 3, 2006 and May 28, 2005 are exercisable immediately upon vesting. Options outstanding at May 29, 2004 that vested on or before December 30, 2004, became exercisable on December 30, 2004. In addition, all options, whether vested or not, become exercisable in full immediately upon a change of control, as defined under the 1997 Plan.

2004 Stock and Incentive Award Plan:

In 2004, the Company adopted the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive options to the Company’s employees and for the grant of non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to the Company’s employees, directors and other service providers. A total of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 2004 Plan, of which up to 800,000 shares may be issued upon the exercise of incentive stock options. The compensation committee of the Board of Directors administers the 2004 Plan. The committee determines the exercise price of options granted under the 2004 Plan, but for all incentive stock options the exercise price must at least be equal to the fair market value of the Company’s common stock on the date of grant, and vesting terms. The term of an incentive stock option may not exceed ten years.

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

Substantially all of the other terms and conditions of each Replacement Option, including the time or times when, and the manner in which, each option is exercisable, the permitted method of exercise, settlement and payment, the rules that apply in the event of the termination of employment of the employee, the events, if any, that may give rise to an option holder’s right to accelerate the vesting or the time or exercise thereof and the vesting provisions, are the same as those of the replaced E-Z-EM Pre-spin Option, except for the duration of the

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE M—STOCKHOLDERS’ EQUITY (Continued)

exercise periods of the Mirror Options, all of which will expire no later than May 2008. In addition, option holders who are employed by one company are permitted to exercise, and are subject to all of the terms and provisions of, options to acquire shares in the other company as if such holder was an employee of such other company.

As a result of the spin-off, on October 29, 2004, 421,926 Mirror Options, with a weighted average exercise price of $4.22, were issued to E-Z-EM officers, directors, employees and consultants.

The following schedule summarizes stock option activity as of and for the years ended June 3, 2006, May 28, 2005, and May 29, 2004:

	2006		2005		2004
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	1,552,392	$6.93	1,490,318	$5.21	1,305,249	$4.46
Granted	381,600	$24.71	737,769	$8.25	193,432	$10.24
Exercised	(634,364)	$4.70	(599,766)	$4.22
Forfeited	(48,483)	$13.27	(75,929)	$7.28	(8,363)	$4.62

Outstanding at end of year	1,251,145	$13.23	1,552,392	$6.93	1,490,318	$5.21

Options exercisable at year-end	590,257	$6.67	1,057,318	$4.69	None
Weighted-average fair value of options granted during the year		$12.52		$6.52		$5.74

On June 3, 2006, there remained 32,714 and 323,939 shares available for granting of options under the 1997 and 2004 Plans, respectively. Options are exercisable into common stock.

The following information applies to options outstanding at June 3, 2006:

Range of exercise prices	Number outstanding	Weighted- average remaining life in years	Weighted- average exercise price	Number Exercisable	Weighted- average exercise price
$ 2.57 – $ 3.41	10,830.84		$2.75	10,830	$2.75
$ 3.88 – $ 4.77	403,264	1.19	4.36	398,250	4.36
$ 6.52 – $ 6.52	56,867	6.74	6.52	28,027	6.52
$ 8.39 – $ 8.39	3,908.41		8.39	3,908	8.39
$ 9.80 – $11.00	175,952	7.98	10.92	78,334	10.94
$13.18 – $15.30	187,767	8.13	13.19	47,733	13.23
$17.25 – $21.15	68,857	8.97	19.53	17,175	18.58
$24.21 – $28.45	343,700	9.29	25.09	6,000	24.21

	1,251,145	6.09	$13.23	590,257	$6.67

3. Stockholder Rights Plan

In connection with the IPO, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”). Under the Rights Plan each outstanding share of the Company’s common stock issued between the date on which the Parent entered into the underwriting agreement for the IPO and the distribution date, as

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE M—STOCKHOLDERS’ EQUITY (Continued)

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

4. Performance Share and Restricted Stock Unit Awards

On May 11, 2005, the compensation committee of the Company’s board of directors approved grants of 33,750 performance share awards and 33,750 restricted stock unit awards under the 2004 Plan to the Company’s executive officers, effective June 1, 2005. The performance criteria established by the compensation committee for vesting the performance share awards is the achievement of certain earnings per share (“EPS”) goals and revenue goals by the Company for each of the 2006 through 2009 fiscal years. Shares not earned in a fiscal year may be earned in the following fiscal year if the EPS or revenue goals in such following year are exceeded by an amount at least equal to the shortfall for the applicable goal for the preceding year. The performance share awards are subject to additional conditions, including the recipient’s continued employment with the Company. The restricted stock unit awards vest in full upon the recipient’s continued employment with the Company through the end of the Company’s fiscal year ending on or about May 30, 2009. The restricted stock unit awards will be forfeited if the recipient ceases to be employed by the Company, competes with the business of the Company, or otherwise engages in activities detrimental to the Company’s business before such date. The performance share awards and restricted stock units settle in shares of the Company’s common stock on a one-for-one basis. As of June 3, 2006, all awards were unvested.

NOTE N - RESEARCH AND DISTRIBUTION AGREEMENT

In June 2004, the Company signed a Distribution Agreement (the “Agreement”), with a third party, granting to the Company worldwide exclusive rights to market, sell, and distribute products for use in image-guided procedures. The Agreement is effective for an initial term of ten years and will automatically renew for an additional five-year period if certain minimum purchase requirements are met. In consideration for these rights, the Company will pay up to $1,000,000 in five installments, each contingent upon the achievement of specified product development and approval milestone events, as defined. During 2006 and 2005, the Company made installment payments totaling $300,000 and $500,000, respectively, which have been recorded as a component of research and development expenses.

The Agreement contained an option for the Company to purchase 100% of the capital stock or substantially all assets of the entity that owns the products for the sum of $15,000,000, payable in four equal installments of $3,750,000 over a two-year period from the closing date of the purchase option. On August 22, 2005, the Company declined to exercise the purchase option and it terminated.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE O - SUPPLY AND DISTRIBUTION RIGHTS AGREEMENT

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

Bioniche has agreed to indemnify the Company against, among other things, any injury, illness or death of any person due to the composition or manufacture of the Product. The Company has agreed to indemnify Bioniche against, among other things, any claims based on or attributable to any unauthorized modification or alteration of the Product made by the Company or the combination by the Company of the Product with any medical device. As of June 3, 2006, there were no claims made against either party, and the Company is unable to determine any potential exposure it may have under the indemnification provision.

During 2006, the Company made installment payments of $2,300,000 and, together with legal costs to execute the Agreement of $93,000, a total of $2,393,000 has been recorded on the balance sheet under “Intangible Assets” as of June 3, 2006. The amortization of the non-refundable fees and associated costs to execute the Agreement will be recognized as the revenue is earned from sales of Sotradecol over the initial seven-year term of the Agreement.

This Agreement was amended in July 2006 (See Note S).

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE P - ASSET PURCHASE AGREEMENT

On May 1, 2006, the Company entered into an Asset Purchase Agreement (the “Agreement”) to acquire the rights, titles, and interests in, and to, Patent Pending Technology for purposes of manufacturing, marketing, and selling proprietary Vascular Access Ports, following administrative approval. Upon signing the agreement, the Company paid $500,000, which has been recorded on the balance sheet under “Intangible Assets” as of June 3, 2006. Upon issuance of the patent, the amounts paid will be amortized on a straight-line basis over the life of the patent.

Future periodic payments under the Agreement are as follows:

$1,500,000 by September 1, 2006. Should this payment not be made by September 1, 2006, then all rights to the Patent Pending Technology will be transferred back to the original owners and the Agreement will terminate.

$3,500,000 on the 2-year anniversary of the effective date of the Agreement (May 1, 2008), or upon the first commercial sale of the Product by the Company, whichever is earlier.

$2,500,000 upon issuance (within 10 years of the effective date of the Agreement) of a U.S. patent claiming priority to the Patent Application, or any issuance of a patent to the Company within 10 years of the effective date of the Agreement in which the original owners are the inventors.

NOTE Q - COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under non-cancelable operating leases for facilities and equipment. During 2006, 2005, and 2004, aggregate rental costs under all operating leases were approximately $570,000, $442,000, and $359,000, respectively. Future annual payments under non-cancelable operating leases in the aggregate (in thousands), which include escalation clauses, with initial remaining terms of more than one year at June 3, 2006, are summarized as follows:

2007	$72
2008	65
2009	27
2010	8
2011	2

$174

Litigation Matters

Diomed v. AngioDynamics and

VNUS Medical Technologies v. Diomed, Vascular Solutions, and AngioDynamics

On January 6, 2004, Diomed, Inc. (“Diomed”) filed an action against the Company entitled Diomed, Inc. v. AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleges that the Company infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure Procedure Kit”) and two diode laser systems: the Precision 980 Laser and the Precision 810 Laser, and by conducting a training program for physicians in the use of our VenaCure Procedure Kit. The complaint alleges the Company’s actions have caused, and continue to

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE Q—COMMITMENTS AND CONTINGENCIES (Continued)

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

In December 2005, the Company filed a motion for summary judgment of non-infringement in this action. Diomed, Inc. has also moved for summary judgment. On June 26, 2006, the judge assigned to the action issued an Order of Recusal, and the case has been assigned to another judge.

On January 3, 2006, the Company filed a declaratory judgment action in the U.S. Federal District court for the District of Delaware entitled AngioDynamics, Inc. v. Diomed Holdings, Inc., civ. action no. 06 002 (GMS) seeking a declaration by the court that the claims of Diomed’s recently issued U.S. patent no. 6,981,971, entitled Medical Laser Device, are invalid, unenforceable and not infringed by the manufacture or sale of any of the Company’s products, systems or processes, and that Diomed be stopped from asserting any of these claims against the Company. On January 17, 2006, the Company filed an Amended Complaint for Declaratory Judgment seeking a judgment declaring that the claims of a second Diomed patent, U.S. patent no. 6,986,766, entitled Method of Endovenous Laser treatment, are invalid, unenforceable and not infringed by the manufacture or sale of any of the Company’s products, systems or processes, and that Diomed also be stopped from asserting any of these claims against the Company. On January 31, 2006, Diomed filed a motion to dismiss alleging that this declaratory judgment action should be dismissed as purportedly having no actual case or controversy between the Company and Diomed and stating that Diomed believed there was no imminent threat of litigation by Diomed against the Company. At this time, the Company cannot predict how the court will rule on this motion. If the motion is granted, this case will be dismissed, and Diomed will be able to file a patent infringement action against the Company at a later date. If the motion is denied, the case will proceed in the normal course.

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

The Company purchases the lasers and laser fibers for its laser systems from biolitec Inc. (“biolitec”) under a supply and distribution agreement. In response to the Company’s request to biolitec that it assume the defense of the VNUS action, biolitiec advised the Company that the claims asserted in the VNUS action were not covered by the indemnification provisions in the supply and distribution agreement. biolitec further advised the Company

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE Q—COMMITMENTS AND CONTINGENCIES (Continued)

that, based on the refinement of the claims in the Diomed action, such claims were also not within biolitec’s indemnification obligations under the agreement. The Company advised biolitec that it disagreed with biolitec’s position and that the Company expected biolitec to continue to honor its indemnification obligations to the Company under the agreement. The Company is engaged in discussions with biolitec to resolve this disagreement. Pending the outcome of these ongoing discussions, biolitec has agreed to continue to provide, at its cost and expense, the Company’s defense in the Diomed action, but contrary to what the Company believed its understanding with biolitec to be, has not agreed to pay the costs of defense of the VNUS action as they are incurred. Consequently, the Company is currently paying those costs. Should it ultimately be determined that the claims asserted in these actions are not within biolitec’s indemnification obligations under the supply and distribution agreement, the Company may be required to reimburse biolitec for the costs and expenses of defending the Diomed action and will be unable to recover the costs incurred in defending the VNUS action, and will be responsible for paying any settlements or judgments in these actions. There is a reasonable possibility of an outcome unfavorable to the Company in the Diomed action, with a range of potential loss at between $674,000 and $5.4 million.

Chapa, San Juanita v. Spohn Hospital Shoreline

The Company was named as a defendant in an action entitled Chapa, San Juanita, et. al v. Spohn Hospital Shoreline, et al, file no. 03-60961-00-0-1, filed in the District Court of Nueces County, Texas, on July 22, 2003, and re-filed in November 2004. The complaint alleged that the Company and its co-defendant, Medcomp, designed, manufactured, sold, distributed and marketed a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The complaint sought compensatory and other monetary damages in unspecified amounts. The Company tendered the defense of the Chapa action to Medcomp, and Medcomp accepted defense of the action. On May 24, 2006, the action was settled, with no further claims against or liability to the Company. Under its indemnification obligation to the Company, Medcomp has agreed to pay the settlement amount.

The Company is party to other legal actions that arise in the ordinary course of business. The Company believes that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

NOTE R - EXPORT SALES AND OVERSEAS DISTRIBUTORS

The Company’s export sales were $3,201,000, $2,531,000, and $2,348,000, for 2006, 2005, and 2004, respectively.

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

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE S - SUBSEQUENT EVENT

On July 12, 2006, the Company entered into an amendment (“Amendment”) to its Agreement with Bioniche (See Note O).

The Amendment expands the Field beyond the categories of physicians initially defined as the Field to include all “persons,” which may include hospital pharmacies, group purchasing organizations and wholesalers, as well as any physicians in the United States, for use in the treatment of varicose veins or other vascular indications. Within 21 days after the date of execution of the Amendment, Bioniche and its affiliates are to take all reasonable commercial efforts to terminate any existing relationships with or outstanding commitments to all other persons relating to the sale and/or distribution of Product in the United States. If, after such time, Bioniche or its affiliates are required to deliver Product to third persons for sale and/or use in the United States, all such deliveries are to be credited towards the Company’s minimum purchase requirements and towards its “run rates,” as described below, as well as against the $3,600,000 payment required to be made in the second contract year, as described below.

The Amendment adds a requirement that the Company purchase a minimum of $3,600,000 of Product in the second contract year (i.e., the 12-month period July 1, 2006 through June 30, 2007). If the Company fails to do so, it is required to pay Bioniche the difference between $3,600,000 and the amount paid by the Company for Product in that contract year.

The Amendment adds the requirement that the Company make three milestone payments due 30 days after achieving certain cumulative sales of Product. Payments of $500,000, $1,000,000 and $1,000,000 are due upon achieving cumulative sales of $10,000,000, $25,000,000 and $50,000,000, respectively. Upon making each milestone payment, the Company will have the right to extend the initial term of the Agreement (which ends on June 30, 2012) for one year (upon making the first milestone payment) and two years (upon making each of the second and third milestone payments). If the Company should lose any of its exclusive distribution rights under the Agreement, as amended, any milestone payments not yet made would not be required to be made. In addition, if the Company should lose any of its exclusive distribution rights for the expanded Field, as described below, and Bioniche appoints another exclusive distributor for the expanded Field, any such milestone payments previously made would be returned to the Company.

The Amendment adds a requirement that the Company achieve certain monthly levels of commercial sales, or “run rates,” during the third, fourth and fifth contract years, as well as increasing the minimum annual purchase requirements for those contract years. Failure to achieve such sales levels for any three consecutive months will result in the loss of the Company’s exclusive distribution rights under the Agreement for the expanded Field, but not for the physicians that initially comprised the Field under the Agreement. Similarly, failure to make the new minimum annual purchases in any such contract year, unless cured as provided in the Agreement, will result in a loss of exclusive rights under the Agreement for the expanded Field, but not for the initial Field, provided the Company continues to meet the minimum annual purchase requirements set forth initially in the Agreement.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 3, 2006 and May 28, 2005

NOTE T - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations during 2006 and 2005 were as follows:

	2006
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$16,367	$18,707	$19,785	$23,592
Gross profit	9,520	10,846	11,548	13,607
Net income	1,293	1,655	1,880	2,038
Earnings per common share
Basic (1)	.11	.14	.15	.16
Diluted (1)	.10	.13	.14	.15

	2005
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$13,105	$14,402	$15,450	$17,332
Gross profit	6,993	8,064	8,565	9,755
Net income	761	1,036	1,085	1,666
Earnings per common share
Basic	.07	.09	.09	.14
Diluted	.06	.09	.09	.13

(1)	The sum of quarters does not equal the fiscal year due to rounding.

ANGIODYNAMICS, Inc. and Subsidiary

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance At Beginning Of period	(1) Charged to costs and expenses	(2) Charged to Other Accounts- describe	Deductions- describe		Balance At end Of period
Fifty-two weeks Ended May 29, 2004
Allowance for inventory obsolescence	$676	$458		$(249	)(b)	$885
Allowance for deferred tax asset	1,219			(693	)(c)	526
Allowance for doubtful accounts	228	$64		(3	)(a)	289

Totals	$2,123	$522		$(945)		$1,700

Fifty-two weeks Ended May 28, 2005
Allowance for inventory obsolescence	$885	$76		$(182	)(b)	$779
Allowance for deferred tax asset	526	102				628
Allowance for doubtful accounts	289	$(71)		(15	)(a)	203

Totals	$1,700	$107		$(197)		$1,610

Fifty-three weeks Ended June 3, 2006
Allowance for inventory obsolescence	$779	$726		$(183	)(b)	$1,322
Allowance for deferred tax asset	628			(526	)(d)	102
Allowance for doubtful accounts	203	$270		(43	)(a)	430

Totals	$1,610	$996		$(752)		$1,854

(a)	Accounts written off as uncollectible
(b)	Writeoffs of obsolete or expired inventory
(c)	Utilizations of fully-reserved capital loss carryforwards
(d)	Expiration of fully-reserved capital loss carryforwards

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.

Date August 11, 2006	By:	/s/ PAUL S. ECHENBERG
Paul S. Echenberg, Chairman of the Board, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date August 11, 2006	/s/ PAUL S. ECHENBERG
Paul S. Echenberg,
Chairman of the Board, Director

Date August 11, 2006	/s/ EAMONN P. HOBBS
Eamonn P. Hobbs, President,
Chief Executive Officer (Principal Executive Officer)

Date August 11, 2006	/s/ JOSEPH G. GERARDI
Joseph G. Gerardi,
Vice President - Chief Financial Officer, Treasurer
(Principal Financial and Chief Accounting Officer)

Date August 11, 2006	/s/ PETER J. GRAHAM
Peter J. Graham, Director

Date August 11, 2006	/s/ HOWARD W. DONNELLY
Howard W. Donnelly, Director

Date August 11, 2006	/s/ JEFFREY G. GOLD
Jeffrey G. Gold, Director

Date August 11, 2006	/s/ DENNIS S. METENY
Dennis S. Meteny, Director

Date August 11, 2006	/s/ DAVID P. MEYERS
David P. Meyers, Director

Date August 11, 2006	/s/ GREGORY D. CASCIARO
Gregory D. Casciaro, Director

Date August 11, 2006	/s/ ROBERT E. FLAHERTY
Robert E. Flaherty, Director