Form 10-K/A
period 2006-06-03
ANGIODYNAMICS INC
filed 2006-09-21
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

AngioDynamics, Inc. (the “Company”) filed its Annual Report on Form 10-K (“2006 Form 10-K”) for the fiscal year ended June 3, 2006 (“fiscal 2006”) with the SEC on August 11, 2006. The Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely to correct errors in Part III, Item 11, of the 2006 Form 10-K in the reporting in the Summary Compensation Table of the bonus compensation for fiscal 2006 for the Company’s Named Executive Officers and to correct the heading of the Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values table. No revisions have been made to the Company’s financial statements or any other disclosure contained in the 2006 Form 10-K.

Except as required to correct the disclosure in Item 11 of Part III, as discussed above, the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the 2006 Form 10-K. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing date of the 2006 Form 10-K.

PART III

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

		Annual Compensation			Long-Term Compensation
							Awards	Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion (1) ($)	Restricted Stock Awards (2)(3) ($)		Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensa- tion (4) ($)
Eamonn P. Hobbs President, Chief Executive Officer	2006 2005 2004	$289,000 267,000 254,400	$104,618 140,175 126,882	None None None	$	None 310,530 None	45,000 35,500 None	None None None	$12,533 10,834 10,572

Robert M. Rossell Vice President	2006 2005 2004	$176,567 163,488 156,000	$47,938 73,570 65,286	None None None	$	None 150,560 None	10,200 10,200 None	None None None	$11,710 10,285 11,128

Paul J. Shea Vice President	2006 2005 2004	$181,427 167,988 156,000	$49,257 74,083 65,286	None None None	$	None 150,560 None	10,200 10,200 None	None None None	$11,100 9,989 11,119

William M. Appling Vice President	2006 2005 2004	$168,078 155,628 148,500	$45,633 69,612 63,484	None None None	$	None 150,560 None	10,200 10,200 None	None None None	$11,445 10,174 10,518

Brian S. Kunst Vice President	2006 2005 2004	$170,100 157,500 143,000	$46,182 70,875 59,845	None None None	$	None 150,560 None	10,200 8,000 None	None None None	$11,532 9,864 10,029

(1)	We have concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers for 2006, 2005, and 2004 did not exceed the lesser of 10% of such officer’s total annual salary and bonus for fiscal 2006, 2005, or 2004 or $50,000; such amounts are, therefore, not reflected in the table.

(2)	Awards settle in our common stock. As of June 3, 2006, the number and value of the aggregate awards for each Named Executive Officer were as follows: 16,500 shares valued at $484,770 for Mr. Hobbs; 8,000 shares valued at $235,040 for each of Mr. Rossell, Mr. Shea, Mr. Appling, and Mr. Kunst. All awards were unvested at June 3, 2006.
(3)	Of the total awards, 50% are restricted stock units, which vest in full upon the recipient’s continued employment through the end of fiscal year 2009, or on or about May 30, 2009. The remaining 50% of the awards are performance share awards. Under the performance share award agreements, 25% of the total performance shares awarded may be earned for each of four consecutive fiscal years of AngioDynamics, commencing with its 2006 fiscal year. Each year, one-half of the shares available to be earned that year will be earned upon achievement by AngioDynamics of specified earnings per share (“EPS”) goals and the other half of the shares will be earned upon the achievement of specified revenue goals. Shares not earned in a fiscal year may be earned in the following fiscal year if the EPS or revenue goals in such following year are exceeded by an amount at least equal to the shortfall for the applicable goal for the preceding year. The EPS and revenue goals are the same for all of the performance share awards granted in fiscal 2005. The performance share awards are subject to additional conditions, including the recipient’s continued employment with AngioDynamics and the recipient’s not competing with its business or otherwise engaging in other activities detrimental to its business.
(4)	For each of the Named Executive Officers, the amounts reported include amounts we contributed under our Profit Sharing Plan and, as matching contributions, under the companion 401(k) Plan. For fiscal 2006, 2005, and 2004, such amounts contributed were: $12,308, $10,542, and $9,764, respectively, for Mr. Hobbs; $11,382, $10,043, and $10,698, respectively, for Mr. Rossell; $10,819, $9,658, and $10,689, respectively, for Mr. Shea; $11,302, $10,043, and $10,109, respectively, for Mr. Appling; and $11,329, $9,672, and $9,635, respectively, for Mr. Kunst. For each of the Named Executive Officers, the amounts reported include term life insurance premiums we paid. For 2006, 2005, and 2004, such amounts contributed were: $225, $292, and $808, respectively, for Mr. Hobbs; $328, $242, and $430, respectively, for Mr. Rossell; $281, $331, and $430, respectively, for Mr. Shea; $144, $131, and $409, respectively, for Mr. Appling; and $203, $192, and $394, respectively, for Mr. Kunst.

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

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) 3. Exhibits

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.

Date: September 21, 2006	By:	/s/ EAMONN P. HOBBS
Eamonn P. Hobbs, Chief Executive Officer and President