Form 10-Q
period 2006-09-02
ANGIODYNAMICS INC
filed 2006-10-11
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2006

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

As of October 3, 2006, there were 15,623,743 shares of the issuer’s common stock outstanding.

AngioDynamics, Inc. and Subsidiary

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 2, 2006	June 3, 2006
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$70,786	$64,042
Marketable securities, at fair value	18,421	25,710
Accounts receivable - trade, net of allowance for doubtful accounts of $468 and $430, respectively	12,135	13,486
Inventories, net	18,421	15,968
Deferred income taxes	814	822
Prepaid expenses and other	1,421	2,128

Total current assets	121,998	122,156

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	10,612	10,802

DEFERRED INCOME TAXES	524	386

INTANGIBLE ASSETS, less accumulated amortization of $1,235 and $1,203, respectively	8,534	3,565

OTHER ASSETS	90	91

TOTAL ASSETS	$141,758	$137,000

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 2, 2006	June 3, 2006
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,899	$5,791
Accrued liabilities	4,059	4,836
Income taxes payable		407
Current portion of long-term debt	180	180

Total current liabilities	8,545	10,807

LONG-TERM DEBT, net of current portion	2,710	2,755

OTHER LONG-TERM LIABILITIES	3,500

Total liabilities	14,755	13,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share - 5,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $.01 per share - 45,000,000 shares authorized; issued and outstanding 15,541,236 shares at September 2, 2006 and 15,469,431 shares at June 3, 2006	155	155
Additional paid-in capital	121,872	120,219
Retained earnings	5,044	3,146
Accumulated other comprehensive loss	(68)	(82)

Total stockholders’ equity	127,003	123,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,758	$137,000

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Thirteen weeks ended
	September 2, 2006	August 27, 2005
Net sales	$20,265	$16,367
Cost of goods sold	8,339	6,847

Gross profit	11,926	9,520

Operating expenses
Selling and marketing	5,730	4,524
General and administrative	2,746	1,563
Research and development	1,627	1,519

Total operating expenses	10,103	7,606

Operating profit	1,823	1,914

Other income (expenses)
Interest income	1,042	163
Interest expense	(32)	(37)
Other income	159	39

Income before income tax provision	2,992	2,079

Income tax provision	1,094	786

NET INCOME	$1,898	$1,293

Earnings per common share
Basic	$.12	$.11

Diluted	$.12	$.10

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Thirteen weeks ended September 2, 2006

(unaudited)

(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Compre- hensive income
	Shares	Amount
Balance at June 3, 2006	15,469,431	$155	$120,219	$3,146	$(82)	$123,438

Net income				1,898		1,898	$1,898
Exercise of stock options	55,783		268			268
Tax benefit on exercise of stock options			253			253
Issuance of performance shares	8,437		214			214
Purchases of common stock under Employee Stock Purchase Plan	7,585		117			117
Stock-based compensation			643			643
Implementation of FAS 123R			158			158
Unrealized gain on marketable securities, net of tax of $27					46	46	46
Unrealized loss on interest rate swap, net of tax of $19					(32)	(32)	(32)

Comprehensive income							$1,912

Balance at September 2, 2006	15,541,236	$155	$121,872	$5,044	$(68)	$127,003

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Thirteen weeks ended
	September 2, 2006	August 27, 2005
Cash flows from operating activities:
Net income	$1,898	$1,293
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	312	225
Amortization of bond discounts	(187)
Tax benefit on exercise of stock options	24	723
Loss (gain) on sale of marketable securities	27	(38)
Deferred income taxes	(132)	(8)
Provision (benefit) for doubtful accounts	38	(7)
Compensation related to stock option plans	643	155
Changes in operating assets and liabilities
Accounts receivable	1,313	452
Inventories	(2,453)	(734)
Prepaid expenses and other	707	590
Accounts payable and accrued liabilities	(2,019)	(1,214)
Income taxes payable	407

Net cash provided by operating activities	578	1,437

Cash flows from investing activities:
Additions to property, plant and equipment	(90)	(559)
Acquisition of patent rights	(1,500)
Purchases of marketable securities	(25,096)	(8,409)
Proceeds from sale or maturity of marketable securities	32,612	5,516

Net cash provided by (used in) Investing activities	5,926	(3,452)

Cash flows from financing activities:
Repayment of long-term debt	(45)	(40)
Proceeds from exercise of stock options	268	760
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	117	95
Tax benefit on the exercise of stock options	229
Payments of costs relating to issuance of common stock	(329)

Net cash provided by financing activities	240	815

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,744	(1,200)

Cash and cash equivalents
Beginning of period	64,042	14,498

End of period	$70,786	$13,298

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

(in thousands)

	Thirteen weeks ended
	September 2, 2006	August 27, 2005
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$32	$37

Income taxes	$26	$91

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of patent rights	$3,500

Issuance of performance shares	$214

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2, 2006 and August 27, 2005

(unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 2, 2006, the consolidated statement of stockholders’ equity and comprehensive income for the thirteen weeks ended September 2, 2006, and the consolidated statements of income and cash flows for the periods ended September 2, 2006 and August 27, 2005, have been prepared by the Company without audit. The consolidated balance sheet as of June 3, 2006, was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of September 2, 2006 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 3, 2006, filed by the Company on August 11, 2006. The results of operations for the periods ended September 2, 2006 and August 27, 2005 are not necessarily indicative of the operating results for the respective full fiscal years.

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

NOTE B - STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans, exclusive of the stock option plans related to the distribution by E-Z-EM, Inc. (“E-Z-EM” or the “Former Parent”) of all of its shares of the Company’s common stock to the E-Z-EM stockholders in October 2004 (the “Spin-off”). These plans provide for the issuance of up to approximately 3.5 million shares of common stock, which includes an additional 1,000,000 shares authorized by the Company’s Board of Directors in August 2006, for issuance under the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan, (the “2004 Plan”), subject to stockholder approval at the annual stockholders meeting scheduled for October 24, 2006.

In connection with the Spin-off, as of October 29, 2004, all outstanding E-Z-EM options (“E-Z-EM Pre-spin Options”) were adjusted and Company options (the “Mirror Options”) for 421,926 shares of the Company’s common stock, with a weighted average price of $4.22, were issued to E-Z-EM option holders. Mirror Options to acquire 32,616 shares of common stock were exercisable as of September 2, 2006, of which options for 24,801 shares expire on or before November 23, 2006. The Company anticipates option holders will exercise these options before such date.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 2, 2006 and August 27, 2005

(unaudited)

NOTE B - STOCK-BASED COMPENSATION (continued)

On June 4, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of all share-based payment awards made to employees and directors, including stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (the “Stock Purchase Plan” or “ESPP”) based on estimated fair values. SFAS 123(R) supercedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), SFAS No. 123, “Accounting for Stock-based Compensation” for non-employees, and related interpretations, for periods beginning in fiscal year 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 4, 2006, the first day of the Company’s 2007 fiscal year. The Company’s consolidated financial statements as of and for the thirteen weeks ended September 2, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the thirteen weeks ended September 2, 2006, was $422,000, net of income taxes of $221,000. During the thirteen weeks ended August 27, 2005, compensation expense of $22,000 was recognized for options granted to consultants and $133,000 was recognized for restricted stock unit and performance share awards granted to employees.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service period in the Company’s consolidated statement of income. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statements of income, because the exercise price of the Company’s stock options granted to employees and directors was equal to or exceeded the fair market value of the underlying stock on the date of grant.

Stock-based compensation expense recognized in the Company’s consolidated statement of income for the thirteen weeks ended September 2, 2006, includes compensation expense for share-based payment awards granted prior to, but not yet vested as of June 3, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to June 3, 2006, based on the grant date fair value estimated in accordance with the provisions of

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 2, 2006 and August 27, 2005

(unaudited)

NOTE B - STOCK-BASED COMPENSATION (continued)

SFAS 123(R), and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to June 4, 2006, forfeitures have been accounted for as they occurred.

For the thirteen weeks ended September 2, 2006, the Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required by SFAS 123 for periods prior to June 4, 2006. The fair value of share based payment awards on the date of the grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The weighted-average estimated value of employee stock options granted during the thirteen weeks ended September 2, 2006 was $10.75 using the Black-Scholes model with the following weighted-average assumptions:

Thirteen weeks ended September 2, 2006
Expected stock price volatility	56.6%
Risk-free interest rate	4.9%
Expected term (in years)	6.1
Expected dividend yield	0

The Company considers historical volatility and trends within the Company’s industry/peer group when estimating expected stock price volatility. Prior to the adoption of SFAS 123(R), the Company used its historical volatility and that of a single peer company to calculate expected stock price volatility. The Company uses yield rates on U.S. Treasury securities for a period approximating the expected term of the award to estimate the risk-free interest rate. The expected term is based on historical exercise and forfeiture data, and an estimate of the partial life cycle of unvested options. The dividend yield is based on the history and expectation of dividend payments. Company historical data includes information only from May 2004, which is when the Company’s initial public offering.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 2, 2006 and August 27, 2005

(unaudited)

NOTE B - STOCK-BASED COMPENSATION (continued)

The following table summarizes stock-based compensation in accordance with SFAS 123(R) for the thirteen weeks ended September 2, 2006, which was allocated as follows:

Thirteen weeks ended September 2, 2006
(in thousands)
Cost of goods sold	$89

Sales and marketing	158
General and administrative	272
Research and development	124

Stock-based compensation expense included in operating expenses	554

Total stock-based compensation expense	643
Tax benefit	221

Stock-based compensation expense, net of tax	$422

If the Company had elected to recognize compensation expense for the thirteen weeks ended August 27, 2005, based upon the fair value at the grant date for options and awards granted under these plans to employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS No. 123, the Company’s pro forma net income and earnings per common share would be as follows:

Thirteen weeks ended August 27, 2005
(in thousands)
Net income, as reported	$1,293
Add total stock-based compensation recorded under intrinsic value based method for all awards, net of tax effects	88
Deduct total stock-based compensation under fair value based method for all awards, net of tax effects	(274)

Pro forma net income	$1,107

Earnings per common share
Basic - as reported	$.11
Basic - pro forma	.09
Diluted - as reported	$.10
Diluted - pro forma	.09

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 2, 2006 and August 27, 2005

(unaudited)

NOTE B - STOCK-BASED COMPENSATION (continued)

Option Activity

The following schedule summarizes stock option activity as of and for the thirteen weeks ended September 2, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at June 3, 2006	1,251,145	$13.23
Granted	308,228	$18.40
Exercised	(55,783)	$4.82
Forfeited	(6,887)	$23.30

Outstanding as of September 2, 2006	1,496,703	$14.56	6.86 years	$12,059

Exercisable as of September 2, 2006	661,034	$9.11	5.92 years	3,456

Expected to vest as of September 2, 2006	682,000	$20.19	9.16 years	6,968

All options were granted at exercise prices equal to the quoted market price of the Company’s common stock at the date of the grants. Options under these grants vest 25% per year over four years for employees and new directors, 33 1/3% per year over three years for existing directors, and 100% after one year for consultants. All options expire on the tenth anniversary of the grant date. The total intrinsic value of options exercised, excluding Mirror Options, was $124,000 and $303,000 for the thirteen weeks ended September 2, 2006 and August 27, 2005, respectively. The Company generally issues authorized but unissued shares upon stock option exercises and the settlement of performance share awards and restricted stock units.

Non-Vested Stock Awards

The Company values performance share and restricted stock unit awards based on the closing trading value of the Company’s shares on the date of grant. The Company recognizes the compensation cost related to its non-vested stock awards ratably over the requisite service period, which is consistent with the treatment prior to the adoption of SFAS 123(R). Under APB 25, the performance share and restricted stock unit awards were accrued as vested and recorded in accrued liabilities. During Q1 2007, the vested performance share awards were issued and the liability for the restricted stock unit awards was reclassified to additional paid-in capital as required by SFAS 123(R).

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 2, 2006 and August 27, 2005

(unaudited)

NOTE B - STOCK-BASED COMPENSATION (continued)

Information related to non-vested stock awards as of and for the thirteen weeks ended September 2, 2006, is as follows:

	Non-Vested Stock Award Units	Weighted Average Grant-Date Fair Value
Balance as of June 3, 2006	67,500	$18.70
Vested	(8,437)	$18.70

Balance as of September 2, 2006	59,063	$18.70

Unrecognized Compensation Cost

Under the provisions of SFAS 123(R), the Company will recognize the following future expense for awards granted as of September 2, 2006:

	Unrecognized Compensation Cost	Weighted Average Remaining Vesting Period (in years)
Stock options	$7,511,000	3.18

Non-vested stock awards	817,000	2.75

	$8,328,000	3.15

Unrecognized compensation cost for stock options is presented net of 6.5% assumed annual forfeitures.

Employee Stock Purchase Plan

The Stock Purchase Plan provides a means by which employees of the Company (the “participants”) are given an opportunity to purchase common stock of the Company through payroll deductions. The maximum number of shares to be offered under the Stock Purchase Plan is 200,000 shares of the Company’s common stock, subject to any increase authorized by the Board of Directors. Shares are offered through two overlapping offering periods, each with a duration of approximately 12 months, commencing on the first business day on or after December 1st and June 1st of each year, and each consisting of a series of successive three-month purchase periods. A participant may not participate in more than one offering period at a time. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s stock are not eligible to participate in the Stock

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 2, 2006 and August 27, 2005

(unaudited)

NOTE B - STOCK-BASED COMPENSATION (continued)

Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the Board of Directors. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.

The Company uses the Black-Scholes option pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognizes expense related to shares purchased ratably over the offering period.

For the thirteen weeks ended September 2, 2006, 7,585 shares were issued at an average price of $15.38 under the Stock Purchase Plan. As of September 2, 2006, 159,612 shares remained available for future purchases under the Stock Purchase Plan.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 2, 2006 and August 27, 2005

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

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Thirteen weeks ended
	September 2, 2006	August 27, 2005
Basic	15,499,981	12,143,287
Effect of dilutive securities	352,108	713,679

Diluted	15,852,089	12,856,966

Excluded from the calculation of diluted earnings per common share, are options issued to employees and non-employees to purchase 453,133 and 18,489 shares of common stock at September 2, 2006 and June 3, 2006, respectively, as their inclusion would not be dilutive. The exercise prices of the excluded options were between $17.25 and $28.45 at September 2, 2006 and between $20.70 and $28.45 at June 3, 2006.

NOTE D - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related tax, are as follows:

	September 2, 2006	June 3, 2006
	(in thousands)
Cumulative loss on interest rate swap	$(81)	$(49)
Unrealized holding gain (loss) on marketable securities	13	(33)

Accumulated other comprehensive loss	$(68)	$(82)

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 2, 2006 and August 27, 2005

(unaudited)

NOTE E - MARKETABLE SECURITIES

Marketable securities as of September 2, 2006, consist of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(in thousands)
U.S. government agency obligations	$9,027	$32	$(18)	$9,041
Corporate bond securities	9,381	15	(16)	9,380

	$18,408	$47	$(34)	$18,421

Marketable securities as of June 3, 2006 consist of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. government agency obligations	$9,329	$31	$(30)	$9,330
Auction-rate securities	10,000			10,000
Corporate bond securities	6,436	6	(62)	6,380

	$25,765	$37	$(92)	$25,710

As of September 2, 2006, the Company held 10 securities with a fair value of $6,289,000, that had unrealized losses totaling $34,000. As of June 3, 2006, the Company held 11 securities with a fair value of $8,443,000, that had unrealized losses totaling $92,000. During the thirteen weeks ended September 2, 2006, the Company reclassified $17,000 of unrealized holding losses, net of income taxes, from accumulated other comprehensive loss to other income, net, in the consolidated statement of income as marketable securities were sold or matured.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 2, 2006 and August 27, 2005

(unaudited)

NOTE E - MARKETABLE SECURITIES (continued)

The amortized cost and fair value of marketable securities as of September 2, 2006, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$16,613	$16,625
Due after one through five years	1,795	1,796

	$18,408	$18,421

NOTE F - INVENTORIES

Inventories consist of the following:

	September 2, 2006	June 3, 2006
	(in thousands)
Finished goods	$6,073	$9,115
Work in process	1,802	2,239
Raw materials	10,546	4,614

	$18,421	$15,968

Reserves for excess and obsolete inventory were $1,580,000 and $1,322,000 at September 2, 2006 and June 3, 2006, respectively.

NOTE G - ASSET PURCHASE AGREEMENT

On May 1, 2006, the Company entered into an Asset Purchase Agreement (the “Agreement”) to acquire all right, title, and interest in, and to, Patent Pending Technology for purposes of manufacturing, marketing, and selling proprietary Vascular Access Ports (“the Product”), following administrative approval. Upon signing the agreement, the Company paid $500,000, which was recorded on the balance sheet under “Intangible Assets”. During the thirteen weeks ended September 2, 2006, the Company made an additional payment of $1,500,000, which has also been recorded under “Intangible Assets”.

Future periodic payments under the Agreement are as follows:

$3,500,000 on the two-year anniversary of the effective date of the Agreement (May 1, 2008), or upon the first commercial sale of the Product by the Company, whichever is earlier. The amount of this future payment has been included on the balance sheet under “Intangible Assets” with a corresponding credit to “Other long-term liabilities” at September 2, 2006.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 2, 2006 and August 27, 2005

(unaudited)

NOTE G - ASSET PURCHASE AGREEMENT (continued)

A final payment of $2,500,000 is contingent upon the issuance (within 10 years of the effective date of the Agreement) of a U.S. patent claiming priority to the Patent Application, or any issuance of a patent to the Company within 10 years of the effective date of the Agreement in which the original owners are the inventors.

No amortization was recognized under this agreement for the thirteen weeks ended September 2, 2006.

NOTE H - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 2, 2006	June 3, 2006
	(in thousands)
Payroll and related expenses	$2,525	$3,203
Sales and franchise taxes	952	1,071
Fair value of interest rate swap	129	78
Other	453	484

	$4,059	$4,836

NOTE I - INCOME TAXES

The Company’s effective income tax rate for the thirteen weeks ended September 2, 2006 was 36.6%, compared to 37.8% for the thirteen weeks ended August 27, 2005. The decrease is primarily attributable to tax-exempt interest income.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 2, 2006 and August 27, 2005

(unaudited)

NOTE J - LITIGATION

Diomed v. AngioDynamics and

VNUS Medical Technologies v. Diomed, Vascular Solutions, and AngioDynamics

On January 6, 2004, Diomed, Inc. (“Diomed”) filed an action against the Company entitled Diomed, Inc. v. AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleges that the Company infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure Procedure Kit”) and two diode laser systems: the Precision 980 Laser and the Precision 810 Laser, and by conducting a training program for physicians in the use of our VenaCure Procedure Kit. The complaint alleges the Company’s actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit the Company from continuing to market and sell these products, as well as conducting a training program, and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest. The Company believes that the its products do not infringe the Diomed patent.

On April 12, 2005, the Court issued a Memorandum and Order on Claims Construction, commonly known as a Markman ruling, in which the Court rejected Diomed’s interpretation of certain claim limitations. Instead, the Court agreed with the Company on certain claim limitations and, as a result, effectively added additional weight to the Company’s position that the proper use of its products do not infringe Diomed’s patent.

In December 2005, the Company filed a motion for summary judgment of non-infringement in this action. Diomed, Inc. also moved for summary judgment. On June 26, 2006, the judge assigned to the action issued an Order of Recusal, and the case was assigned to another judge. On August 30, 2006, the court denied both the Company’s and Diomed’s motions for summary judgment and as a result, the Diomed action is expected to proceed to a jury trial.

On January 3, 2006, the Company filed a declaratory judgment action in the U.S. Federal District court for the District of Delaware entitled AngioDynamics, Inc. v. Diomed Holdings, Inc., civ. action no. 06 002 (GMS) seeking a declaration by the court that the claims of Diomed’s recently issued U.S. patent no. 6,981,971, entitled Medical Laser Device, are invalid, unenforceable and not infringed by the manufacture or sale of any of the Company’s products, systems or processes, and that Diomed be stopped from asserting any of these claims against the Company. On January 17, 2006, the Company filed an Amended Complaint for Declaratory Judgment seeking a judgment declaring that the claims of a second Diomed patent, U.S. patent no. 6,986,766, entitled Method of Endovenous Laser treatment, are invalid, unenforceable and not infringed by the manufacture or sale of any of the Company’s products, systems or processes, and that Diomed also be stopped from asserting any of these claims against the Company. On January 31, 2006, Diomed filed a motion to dismiss, alleging that this declaratory judgment action should be dismissed as purportedly having no actual case or controversy between the Company and Diomed and stating that Diomed believed there was no imminent threat of litigation by Diomed against the Company.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 2, 2006 and August 27, 2005

NOTE J - LITIGATION (continued)

On September 7, 2006, the court dismissed the Company’s declaratory judgment action against Diomed.

On October 4, 2005, VNUS Medical Technologies, Inc. (“VNUS”) filed an action against the Company, and others (collectively, the “Defendants”) entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., Diomed Inc., AngioDynamics, Inc., and Vascular Solutions, Inc., case no. C05-02972 MMC, filed in the U.S. District Court for the Northern District of California. The complaint alleges that the Defendants infringed on VNUS’ U.S. patent nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433 by making, using, selling, offering to sell and/or instructing users how to use Diomed’s “EVLT” products, AngioDynamics’ “VenaCure” products, and Vascular Solutions’ “Vari-Lase” products. The complaint alleges the Defendants’ actions have caused, and continue to cause, VNUS to suffer substantial damages. The complaint seeks to prohibit the Defendants from continuing to market and sell these products and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment and post-judgment interest. The Company believes that its products do not infringe the VNUS patents and has filed an answer to the complaint, including a counterclaim for relief and a demand for jury trial. During the thirteen weeks ended September 2, 2006, preliminary discovery and claim construction in this action were completed.

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

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 2, 2006 and August 27, 2005

NOTE J - LITIGATION (continued)

The Company is party to other legal actions that arise in the ordinary course of business. The Company believes that any liability resulting from any such currently pending litigation will not, individually or in the aggregate, have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

NOTE K - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this new accounting pronouncement is not expected to have a material impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. In some cases, forward-looking statements may be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, “predicts”, “potential”, “continue” or variations of such terms or similar expressions. These statements relate to future events or AngioDynamics’ future financial performance and involve known and unknown risks, uncertainties and other factors that may cause AngioDynamics or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among other things, our ability to develop new products and enhance existing products, our ability to protect our intellectual property, pending and potential intellectual property infringement claims by third parties, our dependence on single source suppliers, our relationships with interventional physicians, possible undetected defects in our products, potential product liability claims by customers or patients, the volatility of our operating results, the effect on our operations of healthcare reform measures, potential declines in reimbursements by government or other third-party payors for procedures using our products, failure to obtain regulatory approvals for our products, a disaster or other disruption at our manufacturing facility or the facilities of our suppliers, our likely need for additional financing to fund any significant acquisitions and the risks associated with any potential acquisition we may make. We discuss certain of these matters more fully in other of our filings with the SEC, including our Annual Report on Form 10-K for our 2006 fiscal year, which was filed with the SEC on August 11, 2006. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these matters, including changes in facts or other factors, the actual circumstances relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

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

We sell our broad line of quality devices in the United States through a direct sales force comprised, as of September 2, 2006, of 55 sales representatives, eight regional managers, an eastern and a western zone director, and a vice president of sales. Outside the United States, we sell our products indirectly through a network of distributors in 34 markets. Historically, less than 5% of our net sales have been in non-U.S. markets.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. In this regard, our strategic plan calls for an annual investment of 8% of sales for research and development activities.

We are seeking to grow through selective acquisitions of complementary businesses and technologies. Although we completed a public offering of our common stock in fiscal 2006, our cash resources remain somewhat limited and, except to the extent we can further use our equity securities as acquisition capital, we may require additional equity or debt financing to fund any significant acquisitions. We cannot assure you that we will be able to successfully identify or complete any such acquisitions or that any required financing will be available on terms satisfactory to us or at all.

Consistent with our growth strategy, in October 2005, we entered into a supply and distribution rights agreement with Bioniche Pharma Group Limited, subsequently amended in July 2006, under which we obtained exclusive rights to market SotradecolTM for the treatment of small, uncomplicated varicose veins and other vascular indications in the United States. We believe that Sotradecol will become an important treatment method for small, uncomplicated varicose veins and its addition to our existing venous product portfolio gives us an opportunity to be a market leader in treatment methods for all varicose vein conditions.

Additionally, in May 2006, we entered into an Asset Purchase Agreement (“the Agreement”) to acquire patent pending technology for a vascular access port. We believe this technology, upon administrative approval, will compliment our existing products and allow us to further penetrate the vascular access market. As of September 2, 2006 we have made total payments of $2 million, recorded a long-term liability for a $3.5 million payment due upon the earlier of May 1, 2008 and our first commercial sale of products incorporating this technology and, contingent upon the scope of any patent issued covering the technology prior to May 2016 may be obligated to pay an additional $2.5 million under the Agreement.

Our ability to further increase our profitability will depend in large part on continuing to improve gross profit margins. Factors such as changes in our product mix, new technologies and unforeseen price pressures may cause our margins to grow at a slower rate than we have anticipated or to decline.

Our fiscal quarters ended September 2, 2006 and August 27, 2005 both represent thirteen weeks. The thirteen weeks ended September 2, 2006 are referred to as the “2007 quarter” and the thirteen weeks ended August 27, 2005 are referred to as the “2006 quarter”.

For the 2007 quarter, we reported net income of $1.9 million, or approximately $0.12 per common share on a basic and diluted basis, respectively, on revenues of $20.3 million. For the 2006 quarter, we reported net income of $1.3 million, or approximately $0.11 and $0.10 per common share on a basic and diluted basis, respectively, on revenues of $16.4 million. Gross profit percentage improved to 58.9% for the 2007 quarter from 58.2% for the 2006 quarter. Cash flow from operations was $578,000, a decrease of $859,000 from the 2006 quarter.

On June 4, 2006, we adopted FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires share-based compensation to be recognized in the consolidated income statement based on their fair values. We adopted SFAS 123(R) using the modified-prospective method and, accordingly, have not adjusted our historical financial statements to reflect the impact of stock-based compensation expense.

Results of Operations

Thirteen weeks ended September 2, 2006 and August 27, 2005

The following table sets forth certain operational data as a percentage of sales for the thirteen weeks ended September 2, 2006 and August 27, 2005.

	Thirteen weeks ended
	September 2, 2006	August 27, 2005
Net Sales	100.0%	100.0%
Gross profit	58.9%	58.2%
Selling and marketing expenses	28.3%	27.6%
General and administrative expenses	13.6%	9.6%
Research and development expenses	8.0%	9.3%
Operating profit	9.0%	11.7%
Other income	5.8%	1.0%
Net income	9.4%	7.9%

Net Sales. Net sales for the 2007 quarter increased by 23.8%, or $3.9 million, to $20.3 million, compared with the 2006 quarter. The increase in sales was primarily due to the continued growth from new products released in, or subsequent to, the 2006 quarter as well as the continuing market share gains of our existing product lines. Faster growing products included our drainage products, for which sales increased 170.8%, or $689,000, due primarily to sales of the recently released Total Abscession® drainage catheter; vascular access products, for which sales increased 34.1%, or $860,000, due primarily to the continued growth of our Morpheus® CT PICC; thrombolytic products, for which sales increased 28.0%, or $260,000, due primarily to sales of our Uni*FuseTM catheter; venous products, for which sales increased by 27.4%, or $570,000; angiographic products, for which sales increased 19.5%, or $892,000, with sales of sizing catheters and the MarinerTM hydrophyllic catheter comprising much of the increase; dialysis products, for which sales increased by 11.6%, or $512,000; and PTA products, for which sales increased 9.9%, or $100,000. Substantially all of the increase in our sales was due to increased unit sales, with only 2% of the increase attributable to price increases.

Gross Profit. For the 2007 quarter, our gross profit as a percentage of sales increased to 58.9% from 58.2% for the 2006 quarter. The increase in gross profit percentage was primarily the result of a favorable product mix from increased sales of higher margin products, such as our Total Abscession drainage catheter, EvenMore catheter, the VenaCure® procedure kit, and the Morpheus CT PICC. Gross profit includes the effect of stock-based compensation expense recorded under SFAS 123(R) of $89,000, or approximately 30 basis points, for the 2007 quarter. Stock-based compensation expense charged against gross profit for the 2006 quarter totaled $16,000.

Selling and marketing expenses. Selling and marketing expenses were 28.3% of net sales for the 2007 quarter, compared with 27.6% for the 2006 quarter. For the 2007 quarter, these expenses increased 26.7%, or $1.2 million, compared with the 2006 quarter. Selling expenses increased 21.3%, or $753,000, due to personnel expenses related to the increased number of sales territories, commissions on higher sales, and stock-based compensation. Marketing expenses increased 45.4%, or $453,000, due to increased personnel expenses, professional society membership fees, product promotions, and market research fees. Selling and marketing expenses include stock-based compensation expense recorded under SFAS 123(R) of $158,000, or 0.8% of sales, for the 2007 quarter. Stock-based compensation expense included in selling and marketing expenses for the 2006 quarter was $35,000, or 0.2% of sales.

General and administrative expenses. General and administrative expenses were 13.6% of net sales for the 2007 quarter, compared with 9.6% for the 2006 quarter. For the 2007 quarter, these expenses increased 75.7%, or $1.2 million, partially due to personnel expenses from an increase in the number of employees, stock-based compensation, increased legal and consulting fees, and accounting fees related to our internal controls audit required by Section 404 of the Sarbanes-Oxley Act. General and administrative expenses include stock-based compensation expense recorded under SFAS 123(R) of $272,000, or 1.3% of sales, for the 2007 quarter. Stock-based compensation expense included in general and administrative expenses for the 2006 quarter was $54,000, or 0.3% of sales.

Research and development expenses. Research and development (R&D) expenses were 8.0% of net sales for the 2007 quarter, compared to 9.3% for the 2006 quarter. R&D expenses increased by 7.1%, or $108,000, due to expenses associated with ongoing projects. R&D expenses include stock-based compensation expense recorded under SFAS 123(R) of $124,000, or 0.6% of sales, for the 2007 quarter. Stock-based compensation expense included in R&D expenses for the 2006 quarter was $50,000, or 0.3% of sales.

Other Income (Expenses). Other income increased $1.0 million to $1.2 million for the 2007 quarter, due primarily to an increase in interest income. Both an increase in our investment portfolio, most notably from the proceeds of our public offering in May 2006, and higher yields contributed to this increase.

Income Taxes. Our effective tax rate for the 2007 quarter was 36.6% compared to 37.8% for the 2006 quarter. The decrease is attributable to tax-exempt interest income we earned.

Net Income. For the 2007 quarter, we reported net income of $1.9 million, an increase of 46.9%, or $606,000, over net income of $1.3 million for the 2006 quarter. The increase in net income was attributable primarily to increased sales, higher gross profit percentage and increased investment income, partially offset by higher operating expenses. Net income includes the effect of stock-based compensation expense recorded under SFAS 123(R) of $422,000, or 2.1% of sales, for the 2007 quarter. Stock-based compensation expense included in net income for the 2006 quarter was $96,000, or 0.6% of sales.

Liquidity and Capital Resources

For the 2007 quarter, we financed our operations primarily through cash flow from operations and the proceeds of our public offerings in 2004 and 2006. At September 2, 2006, $89.2 million, or 62.9%, of our assets consisted of cash, cash equivalents and marketable securities. Marketable securities are comprised of U.S. government issued or guaranteed securities and corporate bonds. Our current ratio was 14.3 to 1, with net working capital of $113.5 million, at September 2, 2006, compared to a current ratio of 11.3 to 1, with net working capital of $111.3 million, at June 3, 2006. At September 2, 2006, total debt was $6.4 million, comprised of short and long-term bank debt of $2.9 million for financing our facility expansion in Queensbury, New York, and $3.5 million for a future payment due on our asset purchase agreement with Medron, Inc. Total debt was $2.9 million at June 3, 2006.

We generated cash flow from operations of $578,000 on net income of $1.9 million for the 2007 quarter. Significant increases in inventory, totaling $2.5 million, to support the growth in net sales, and decreases to accounts payable, accrued liabilities and income taxes payable aggregating $1.6 million were partially offset by collections of accounts receivable of $1.3 million, decreases in prepaid expenses of $707,000, and non-cash stock-based compensation expense of $643,000.

For the 2007 quarter, our investing activities provided net cash of $5.9 million. We had net proceeds from investment sales and purchases of $7.5 million, which were partially offset by an installment payment under an asset purchase agreement for $1.5 million and equipment purchases totaling $90,000.

Financing activities provided net cash of $240,000 for the 2007 quarter, from proceeds and associated tax benefit from the exercise of stock options totaling $497,000 and proceeds from the issuance of common stock under our employee stock purchase plan of $117,000, offset by the payment of costs relating to our public stock offering totaling $329,000, and a principal payment on our long-term debt of $45,000.

Our contractual obligations and their effect on liquidity and cash flows have changed substantially since previously disclosed in our Annual Report on Form 10-K for our fiscal year ended June 3, 2006. During the 2007 quarter, we made an installment payment under our asset purchase agreement to acquire patent rights from Medron, Inc. Execution of that payment contractually obligates us to make a future payment of $3.5 million upon the earlier to occur of the two-year anniversary of the effective date of the agreement (May 1, 2008) and our first commercial sale of the product under the agreement. The amount of this future payment has been included on the balance sheet under “Intangible Assets” with a corresponding credit to “Other long-term liabilities” at September 2, 2006.

On November 23, 2005, we replaced our $3.0 million bank line of credit with a $7.5 million line of credit facility with KeyBank National Association, with a maturity date of November 30, 2006. No amounts were outstanding under the line of credit as of September 2, 2006.

We are restricted in our ability to obtain equity financing due to the distribution by E-Z-EM of our stock to its stockholders, which was completed on October 30, 2004. We are limited in the amount of equity securities or convertible debt we can issue generally in the two years following the stock distribution by E-Z-EM in order to preserve the tax-free treatment of the distribution and avoid tax liabilities to E-Z-EM and its stockholders and corresponding liabilities to us. Specifically, we are limited to issuing no more than approximately 2.5 million shares of our common stock in capital raising transactions through October 30, 2006. These factors could limit our sources of capital in the near future.

We believe that our current cash and investment balances, which include the net proceeds from our public offerings, together with cash generated from operations and our existing line of credit, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If, as discussed above, we seek to make significant acquisitions of other businesses or technologies for cash, we will, in all likelihood, require additional financing. We cannot assure you that such financing will be available on commercially reasonable terms, if at all.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are summarized in Note A to our consolidated financial statements included in our Annual Report on Form 10-K for our 2006 fiscal year. While all these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. The accounting policies identified as critical are as follows:

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

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of income. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. As of September 2, 2006, our valuation allowance and net deferred tax asset were approximately $102,000 and $1.3 million, respectively. We have a tax allocation and indemnification agreement with E-Z-EM with whom we have filed consolidated Federal tax returns for periods through October 30, 2004. Under this agreement, we paid Federal income tax based on the amount of taxable income we generated and were credited for Federal tax benefits we generated that were used by us or other members of the consolidated group. This agreement does not cover tax liabilities arising from state, local and other taxing authorities to whom we report separately.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of September 2, 2006 and June 3, 2006, our reserve for excess and obsolete inventory was $1,580,000 and $1,322,000, respectively.

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

New Accounting Pronouncements

During 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement No. 95, “Statement of Cash Flows.” In general, SFAS 123(R) contains similar accounting concepts as those described in Statement No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

We adopted SFAS 123(R) on June 4, 2006 using the “modified-prospective method,” which is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. In accordance with this method of adoption, prior period results of operations and financial position have not been restated to reflect the impact of stock-based compensation. Prior to the adoption of SFAS 123(R), we accounted for options using the intrinsic value method under the guidance of APB No. 25, and provided pro forma disclosure as allowed by Statement No. 123.

For the 2007 quarter, we recognized stock-based compensation expense of $643,000 before-tax ($422,000 net of income taxes, or $0.03 per diluted share). This stock-based compensation expense included expense associated with non-vested stock awards of $74,000 ($46,000 net of income taxes, or less than $0.01 per diluted share).

Under the provisions of SFAS 123(R), we will recognize the following future expense for awards granted as of September 2, 2006:

	Unrecognized Compensation Cost	Weighted- Average Remaining Vesting Period (in years)
Stock options	$7,511,000	3.18
Non-vested stock awards	817,000	2.75

	$8,328,000	3.15

Unrecognized compensation cost for stock options is presented net of 6.5% assumed annual forfeitures.

We recognize compensation expense for our stock awards issued subsequent to the adoption of SFAS 123(R) on a straight-line basis over the substantive vesting period. Prior to the adoption of SFAS 123(R), we allocated the pro forma compensation expense for stock options over the vesting period using straight-line attribution method. We will continue to amortize compensation expense related to stock options granted prior to the adoption of SFAS 123(R) using a straight-line attribution method.

The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 93.5% of our options will actually vest, and we have therefore applied a 6.5% forfeiture rate in determining the stock-based compensation charge recorded. We will re-evaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this new accounting pronouncement is not expected to have a material impact on our financial statements.

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

Our excess cash is primarily invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of September 2, 2006, we were exposed to interest rate change market risk with respect to our investments in callable U.S. government corporation and agency obligations in the amount of $3,550,000. The bonds bear interest at a floating rate established weekly. For fiscal year 2006, the after-tax interest rate on the bonds approximated 3.0%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $35,500 on an annual basis.

At September 2, 2006, we maintained variable interest rate financing of $2.9 million in connection with our facility expansion. We have limited our exposure to interest rate risk by entering into an interest rate swap agreement with a bank under which we agreed to pay the bank a fixed annual interest rate of 4.45%

and the bank assumed our variable interest payment obligations under the financing.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended September 2, 2006 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiary

Part II: Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our annual report on Form 10-K for the fiscal year ended June 3, 2006.

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

We purchase our lasers and laser fibers for our laser systems from biolitec, Inc. (“biolitec”) under a supply and distribution agreement. In response to our request to biolitec that it assume the defense of the VNUS action, biolitec advised us that the claims asserted in the VNUS action were not covered by the indemnification provisions in the supply and distribution agreement. biolitec further advised us that, based on the refinement of the claims in the Diomed action, such claims were also not within biolitec’s indemnification obligations under the agreement. We advised biolitec that we disagreed with its position and that we expected it to continue to honor its indemnification obligations to us under our agreement. We are engaged in discussions with biolitec to resolve this disagreement. Pending the outcome of these ongoing discussions, biolitec has agreed to continue to provide, at its cost and expense, our defense in the Diomed action but, contrary to what we believed our understanding with biolitec to be, has not agreed to pay the costs of defense of the VNUS action as they are incurred. Consequently, we are currently paying these costs. Should it ultimately be determined that the claims asserted in these actions are not within biolitec’s indemnification obligations under the supply and distribution agreement, we may be required to reimburse biolitec for the costs and expenses of defending the Diomed action and will be unable to recover the costs incurred in defending the VNUS action, and will be responsible for paying any settlements or judgments in these actions. There is a reasonable possibility of an outcome unfavorable to us in the Diomed action, with a range of potential loss of between $674,000 and $5.4 million.

In December 2005, we filed a motion for summary judgment of non-infringement in the above-described Diomed action in the U.S. District Court for the District of Massachusetts. Diomed also moved for summary judgment in this action. On June 26, 2006, the judge assigned to the action issued an Order of Recusal, and the case was assigned to another judge. On August 30, 2006, the court denied all motions for summary judgment and, as a result, the Diomed action is expected to proceed to a jury trial.

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

On September 7, 2006, the court dismissed our declaratory judgment action against Diomed.

We are party to other legal actions that arise in the ordinary course of our business. We believe that any liability resulting from any such currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business, financial position, or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I. Item 1A, of our annual report on Form 10-K for our fiscal year ended June 3, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our initial public offering on Form S-1 (reg. No. 333-113329) was declared effective on May 26, 2004.

The following table sets forth our uses of the net proceeds of the offering from the effective date of the offering to the last day of the fiscal quarter covered by this report:

Initial Public Offering

Use of proceeds

as of September 2, 2006

($ in thousands)

Description	Balance
Receipt of net proceeds of Initial Public Offering and underwriters’ over allotment option	$22,941
Repayment of note payable to E-Z-EM, Inc.	(3,000)
Payment of expenses related to our initial public offering	(1,505)
Payments under a licensing and distribution agreement	(2,393)
Acquisition of patent rights	(2,000)
Installment payments under a research and distribution agreement	(800)

Net proceeds as of September 2, 2006	$13,243

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description
10.1	Amendment to Supply and Distribution Rights Agreement made as of July 12, 2006, by and between AngioDynamics, Inc. and Bioniche Pharma Group, Limited.*

10.2	Asset Purchase Agreement made as of May 1, 2006 by and among AngioDynamics, Inc., Medron Inc., Ronald Wortley and Eric King.*

10.3	Summary of the Compensation of the Non-employee Directors of AngioDynamics, Inc. (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 21, 2006.)

10.4	Summary of Fiscal 2007 Base Salary Compensation for the Chief Executive Officer and Other Named Executive Officers (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on August 21, 2006.)

10.5	AngioDynamics, Inc. Management Profitability Bonus Program (amended as of August 15, 2006) (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on August 21, 2006.)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for the redacted portions of the exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, Inc.
(Registrant)

Date October 11, 2006	/s/ Eamonn P. Hobbs
Eamonn P. Hobbs, President,
Chief Executive Officer

Date October 11, 2006	/s/ Joseph G. Gerardi
Joseph G. Gerardi, Vice President
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)