Form 10-Q/A
period 2006-09-02
ANGIODYNAMICS INC
filed 2006-12-08
CIK 1275187

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to make certain corrections to our Form 10-Q for the quarter ended September 2, 2006, as filed with the Securities and Exchange Commission (“SEC”) on October 11, 2006 (the “Form 10-Q”):

1.	We are correcting a typographical error under the heading classification “Income taxes payable” in our Consolidated Balance Sheet, Liabilities and Stockholders’ Equity, the income taxes payable of “407” was incorrectly included in the June 3, 2006 (audited) column and has been moved to the September 2, 2006 (unaudited) column, the change does not affect any of the calculations on the Consolidated Balance Sheet:

2.	We are correcting a typographical error in Note F—Inventories under “Notes to Consolidated Financial Statements (continued)” by changing “6,073” of “Finished goods” for September 2, 2006 to “10,546.”

3.	We are correcting a typographical error in Note F—Inventories under “Notes to Consolidated Financial Statements (continued)” by changing “10,546” of “Raw materials” for September 2, 2006 to “6,073.”

To comply with certain technical requirements of the SEC’s rules in connection with the filing of this amendment on Form 10-Q/A and we are setting forth in this amendment a restatement of amended portions of the Form 10-Q, as amended hereby, and adding, as exhibits, certain current dated certifications of our principal executive and principal financial officers. Except for the matters described in this Explanatory Note, this amendment does not modify or update disclosures in, or exhibits to, the Form 10-Q originally filed on October 11, 2006. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original Form 10-Q.

AngioDynamics, Inc. and Subsidiary

INDEX

Page
Part I: Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets – September 2, 2006 (unaudited) and June 3, 2006	4 - 5

Notes to Consolidated Financial Statements	6

Part II: Other Information

Item 6. Exhibits	35

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 2, 2006	June 3, 2006
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$70,786	$64,042
Marketable securities, at fair value	18,421	25,710
Accounts receivable - trade, net of allowance for doubtful accounts of $468 and $430, respectively	12,135	13,486
Inventories, net	18,421	15,968
Deferred income taxes	814	822
Prepaid expenses and other	1,421	2,128

Total current assets	121,998	122,156

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	10,612	10,802

DEFERRED INCOME TAXES	524	386

INTANGIBLE ASSETS, less accumulated amortization of $1,235 and $1,203, respectively	8,534	3,565

OTHER ASSETS	90	91

TOTAL ASSETS	$141,758	$137,000

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

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 2, 2006 and August 27, 2005

(unaudited)

NOTE F - INVENTORIES

Inventories consist of the following:

	September 2, 2006	June 3, 2006
	(in thousands)
Finished goods	$10,546	$9,115
Work in process	1,802	2,239
Raw materials	6,073	4,614

	$18,421	$15,968

Reserves for excess and obsolete inventory were $1,580,000 and $1,322,000 at September 2, 2006 and June 3, 2006, respectively.

Item 6.	Exhibits

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, Inc.
(Registrant)

Date December 8, 2006	/s/ Eamonn P. Hobbs
Eamonn P. Hobbs, President,
Chief Executive Officer

Date December 8, 2006	/s/ Joseph G. Gerardi
Joseph G. Gerardi, Vice President
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)