Form 10-Q
period 2006-12-02
ANGIODYNAMICS INC
filed 2007-01-11
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 2, 2006

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

As of January 5, 2007, there were 15,783,060 shares of the issuer’s common stock outstanding.

AngioDynamics, Inc. and Subsidiary

I NDEX

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 2, 2006	June 3, 2006
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$73,158	$64,042
Marketable securities, at fair value	14,790	25,710
Accounts receivable - trade, net of allowance for doubtful accounts of $682 and $430, respectively	14,213	13,486
Inventories, net	18,687	15,968
Deferred income taxes	831	822
Prepaid expenses and other	2,037	2,128

Total current assets	123,716	122,156

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	10,842	10,802

DEFERRED INCOME TAXES	800	386

INTANGIBLE ASSETS, less accumulated amortization of $1,339 and $1,203, respectively	8,457	3,565

NON-REFUNDABLE DEPOSIT	5,157

OTHER ASSETS	142	91

TOTAL ASSETS	$149,114	$137,000

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 2, 2006	June 3, 2006
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,613	$5,791
Accrued liabilities	5,248	4,836
Income taxes payable	639
Current portion of long-term debt	180	180

Total current liabilities	11,680	10,807

LONG-TERM DEBT, net of current portion	2,665	2,755

OTHER LONG-TERM LIABILITIES	3,500

Total liabilities	17,845	13,562

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share - 5,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $.01 per share - 45,000,000 shares authorized; issued and outstanding 15,682,514 shares at December 2, 2006 and 15,469,431 shares at June 3, 2006	157	155
Additional paid-in capital	123,709	120,219
Retained earnings	7,499	3,146
Accumulated other comprehensive loss	(96)	(82)

Total stockholders’ equity	131,269	123,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,114	$137,000

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Net sales	$24,369	$18,707	$44,634	$35,074
Cost of goods sold	10,125	7,861	18,464	14,708

Gross profit	14,244	10,846	26,170	20,366

Operating expenses
Selling and marketing	6,689	5,202	12,419	9,727
General and administrative	2,914	1,700	5,660	3,263
Research and development	1,637	1,545	3,264	3,064

Total operating expenses	11,240	8,447	21,343	16,054

Operating profit	3,004	2,399	4,827	4,312
Other income (expenses)
Interest income	1,037	167	2,080	330
Interest expense	(30)	(34)	(62)	(70)
Other income	42	73	201	111

Income before income tax provision	4,053	2,605	7,046	4,683
Income tax provision	1,599	950	2,693	1,735

NET INCOME	$2,454	$1,655	$4,353	$2,948

Earnings per common share
Basic	$.16	$.14	$.28	$.24

Diluted	$.15	$.13	$.27	$.23

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Twenty-six weeks ended December 2, 2006

(unaudited)

(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Compre- hensive income
	Shares	Amount
Balance at June 3, 2006	15,469,431	$155	$120,219	$3,146	$(82)	$123,438

Net income				4,353		4,353	$4,353
Exercise of stock options	189,871	2	904			906
Tax benefit on exercise of stock options			573			573
Issuance of performance shares	8,437		214			214
Purchases of common stock under Employee Stock Purchase Plan	14,775		224			224
Stock-based compensation			1,417			1,417
Implementation of FAS 123R			158			158
Unrealized gain on marketable securities, net of tax of $30					50	50	50
Unrealized loss on interest rate swap, net of tax of $37					(64)	(64)	(64)

Comprehensive income							$4,339

Balance at December 2, 2006	15,682,514	$157	$123,709	$7,499	$(96)	$131,269

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Twenty-six weeks ended
	December 2, 2006	November 26, 2005
Cash flows from operating activities:
Net income	$4,353	$2,948
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	699	493
Amortization of bond discounts	(191)
Tax benefit on exercise of stock options	141	960
Gain (loss) on sale of marketable securities	7	(111)
Deferred income taxes	(416)	(64)
Provision for doubtful accounts	252	18
Stock-based compensation	1,417	196
Changes in operating assets and liabilities
Accounts receivable	(979)	(903)
Inventories	(2,719)	(441)
Prepaid expenses and other	981	583
Accounts payable and accrued liabilities	834	(1,393)
Income taxes payable	639	95

Net cash provided by operating activities	5,018	2,381

Cash flows from investing activities:
Additions to property, plant and equipment	(600)	(1,569)
Payment of non-refundable deposit	(5,157)
Payment of deferred acquisition costs	(890)
Acquisition of distribution rights		(1,593)
Acquisition of patent rights	(1,528)
Purchases of marketable securities	(30,979)	(12,019)
Proceeds from sale or maturity of marketable securities	42,163	10,216

Net cash provided by (used in) investing activities	3,009	(4,965)

Cash flows from financing activities:
Repayment of long-term debt	(90)	(80)
Payment of deferred financing costs	(54)
Proceeds from exercise of stock options	906	1,031
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	224	178
Tax benefit on the exercise of stock options	432
Payments of costs relating to issuance of common stock	(329)

Net cash provided by financing activities	1,089	1,129

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,116	(1,455)

Cash and cash equivalents
Beginning of period	64,042	14,498

End of period	$73,158	$13,043

AngioDynamics, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

(in thousands)

	Twenty-six weeks ended
	December 2, 2006	November 26, 2005
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$62	$70

Income taxes	$1,333	$513

Supplemental disclosure of non-cash investing and financing activities:

Acquisition of patent rights	$3,500

Acquisition of distribution rights		$800

Issuance of performance shares	$214

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 2, 2006 and November 26, 2005

(unaudited)

NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of December 2, 2006, the consolidated statement of stockholders’ equity and comprehensive income for the twenty-six weeks ended December 2, 2006, and the consolidated statements of income and cash flows for the thirteen and twenty-six weeks ended December 2, 2006 and November 26, 2005, have been prepared by the Company without audit. The consolidated balance sheet as of June 3, 2006, was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of December 2, 2006 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 3, 2006, filed by the Company on August 11, 2006. The results of operations for the periods ended December 2, 2006 and November 26, 2005 are not necessarily indicative of the operating results for the respective full fiscal years.

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

NOTE B – ACQUISITIONS

RITA Medical Systems, Inc.

On November 27, 2006, the Company, Royal I, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”) and RITA Medical Systems, Inc., a Delaware corporation (“RITA”), executed an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will acquire RITA.

At the effective time and as a result of the merger, each share of common stock of RITA, par value $0.001 per share, then issued and outstanding, will be converted into the right to receive (i) 0.1722 shares of common stock of the Company, par value $0.01 per share, and (ii) an amount of cash based on the average closing price of the Company’s common stock during the 10 trading day period ending three trading days prior to RITA’s stockholder meeting to approve and adopt the Merger Agreement (the “Company Stock Price”). If the Company Stock Price is within the range of $18.18 to $27.29, then RITA’s stockholders will receive, for each share of RITA common stock that they own, the per share stock consideration and an amount of cash equal to $4.70 less the value, based on the Company Stock Price, of the per share stock

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2, 2006 and November 26, 2005

(unaudited)

NOTE B – ACQUISITIONS – (continued)

consideration. If the Company Stock Price is less than $18.18, then RITA’s stockholders will receive, for each share of RITA common stock that they own, the per share stock consideration and an amount of cash equal to $1.57. The total purchase price, exclusive of transaction costs, is anticipated to be approximately $220 million.

Consummation of the transactions contemplated by the Merger Agreement is conditioned upon, among other things, (1) approval of the Merger Agreement by the stockholders of RITA and approval of the issuance of common stock of the Company in connection with the merger by the stockholders of the Company at stockholder meetings that are scheduled for January 29, 2007, (2) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (3) the effectiveness of a registration statement relating to the shares of common stock of the Company to be issued in the merger, which has been declared effective by the SEC.

The Merger Agreement contains customary representations and warranties by RITA, the Company and Merger Sub. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of RITA and its subsidiaries between signing and closing, restrictions on solicitation of proposals with respect to alternative transactions, governmental filings and approvals, public disclosures and similar matters.

The Merger Agreement contains certain termination rights for both RITA and the Company, and further provides that, upon termination of the Merger Agreement under certain circumstances, RITA may be obligated to pay the Company a termination fee of $8 million.

Oncobionic, Inc.

On October 12, 2006, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Oncobionic, Inc. (“Oncobionic”) and the shareholders of Oncobionic to acquire all of the issued and outstanding shares of the capital stock of Oncobionic.

The Company and Oncobionic are parties to an existing distribution and purchase option agreement (“Distribution Agreement”) under which the Company has a worldwide exclusive right to market and distribute products called “tissue portal” for use in the field of image-guided tumor ablation, subject to certain limitations set forth in the agreement. The Distribution Agreement also provided for an option to purchase Oncobionic, which expired unexercised in August 2005. The Distribution Agreement will survive any termination of the Purchase Agreement. During the thirteen weeks ended December 2, 2006, the Company made the final $200,000 installment payment under the Distribution Agreement to Oncobionic, which has been recorded as a component of research and development expenses.

Under the Purchase Agreement, the Company has agreed to pay a total purchase price consisting of (i) a fixed purchase price of $25 million, less Oncobionic’s long-term debt as of the closing date of the acquisition (the “Fixed Purchase Price”) and (ii) a contingent purchase price equal to three

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2, 2006 and November 26, 2005

(unaudited)

NOTE B – ACQUISITIONS – (continued)

(3%) percent of net sales (as defined in the Agreement) of any catheter-based products sold by the Company that incorporate Oncobionic’s irreversible electroporation technology for use in reducing the incidence of restenosis (the recurrence of narrowing or constriction of the arteries) associated with angioplasty procedures. Oncobionic holds a license to such technology under a license agreement with the Regents of the University of California (the “UC License”).

$5.0 million of the Fixed Purchase Price, constituting a non-refundable deposit, was paid by the Company upon the execution of the Purchase Agreement, and together with the costs to execute the agreement of $157,000, has been recorded on the balance sheet under the heading “Non-refundable deposit” as of December 2, 2006. Of the balance of the Fixed Purchase Price, 50% is payable at the closing of the acquisition, 25% is payable six months after the closing, and the remaining 25% is payable 18 months after the closing.

The closing of the acquisition is subject to Oncobionic’s successful performance and completion of human use tests confirming the acute efficacy of irreversible electroporation in ablating prostate cancer. If the human use tests do not achieve the results contemplated by the test protocol, the Company may either (i) terminate the Agreement, (ii) waive the closing condition or (iii) propose one-time revisions to the test protocol and an extension of the test period, subject to Oncobionic’s consent and at the Company’s expense. Oncobionic may terminate the Purchase Agreement if the human use tests do not achieve the results set forth in the test protocol (after giving effect to any revisions thereof and extension thereto), unless the Company waives such closing condition. In the event of any such termination, the Oncobionic shareholders will be entitled to retain the $5.0 million deposit payment received from the Company.

The closing of the acquisition is also subject to customary closing conditions, including any governmental or other consents or approvals. In addition, the Purchase Agreement provides that concurrently with the closing of the acquisition, the Company will enter into non-competition agreements and consulting agreements with certain of the principals of Oncobionic.

The Purchase Agreement also permits Oncobionic to license its irreversible electroporation technology for Cardiac Arrhythmia Application (as defined in the Purchase Agreement) to a single licensee and to appoint an affiliate of certain of the shareholders of Oncobionic as its agent (the “Agent”) for a period of four years, commencing on the execution of the Purchase Agreement, to identify a potential licensee for such license. Under the Purchase Agreement, prior to the closing, the Company has a right of first refusal on any third-party offers for a license to the Cardiac Arrhythmia Application.

Under a commission agreement between Oncobionic and the Agent entered into concurrently with the Purchase Agreement, Oncobionic has agreed to pay the Agent fifty (50%) percent of all license fees and royalties received from any licensee identified by the Agent after payment of all license fees dues under the UC License. Additionally, Oncobionic has agreed to pay the Agent a termination fee equal to fifty (50%) percent of (i) the unconditional,

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2, 2006 and November 26, 2005

(unaudited)

NOTE B – ACQUISITIONS – (continued)

non-refundable, up-front fees and (ii) the guaranteed minimum royalty payments that would have been paid to Oncobionic under a proposed license in excess of the fees due under the UC License, if Oncobionic rejects a bona fide offer by a potential licensee or is otherwise unable in good faith to reach an agreement with a potential licensee.

NOTE C - STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans, exclusive of the stock option plans related to the distribution by E-Z-EM, Inc. (“E-Z-EM” or the “Former Parent”) of all of its shares of the Company’s common stock to the E-Z-EM stockholders in October 2004 (the “Spin-off”). These plans provide for the issuance of up to approximately 3.5 million shares of common stock, which includes an additional 1,000,000 shares authorized by the Company’s Board of Directors in August 2006 and approved by the Company’s stockholders in October 2006, for issuance under the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan, (the “2004 Plan”).

In connection with the Spin-off, as of October 29, 2004, all outstanding E-Z-EM options (“E-Z-EM Pre-spin Options”) were adjusted and Company options (the “Mirror Options”) for 421,926 shares of the Company’s common stock, with a weighted average price of $4.22, were issued to E-Z-EM option holders. Mirror Options to acquire 4,886 shares of common stock were exercisable as of December 2, 2006.

On June 4, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of all share-based payment awards made to employees and directors, including stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (the “Stock Purchase Plan”) based on estimated fair values. SFAS 123(R) supercedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), SFAS No. 123, “Accounting for Stock-based Compensation” for non-employees, and related interpretations, for periods beginning in fiscal year 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 4, 2006, the first day of the Company’s 2007 fiscal year. The Company’s consolidated financial statements as of and for the thirteen and twenty-six weeks ended December 2, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the thirteen and twenty-six weeks ended December 2, 2006, was $499,000 and $921,000, respectively, net of income taxes of $275,000 and $496,000,

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2, 2006 and November 26, 2005

(unaudited)

NOTE C - STOCK-BASED COMPENSATION (continued)

respectively. During the thirteen and twenty-six weeks ended November 26, 2005, compensation expense of $22,000 and $44,000, respectively, was recognized for options granted to consultants. During the thirteen and twenty-six weeks ended November 26, 2005, $19,000 and $152,000, respectively, was recognized for restricted stock unit and performance share awards granted to employees.

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

Stock-based compensation expense recognized in the Company’s consolidated statements of income for the twenty-six weeks ended December 2, 2006, includes compensation expense for share-based payment awards granted prior to, but not yet vested as of June 3, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to June 3, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to June 4, 2006, forfeitures have been accounted for as they occurred.

For the thirteen and twenty-six weeks ended December 2, 2006, the Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required by SFAS 123 for periods prior to June 4, 2006. The fair value of share based payment awards on the date of the grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2, 2006 and November 26, 2005

(unaudited)

NOTE C - STOCK-BASED COMPENSATION (continued)

The weighted-average estimated grant-date value of employee stock options granted during the thirteen and twenty-six weeks ended December 2, 2006 and November 26, 2005 was calculated using the Black-Scholes model with the following weighted-average assumptions:

	Thirteen weeks ended		Twenty-six weeks ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Stock options granted	26,190	25,500	334,418	306,800

Weighted-average fair value	$13.36	$9.54	$10.96	$12.08

Black-Scholes Assumptions:

Expected stock price volatility	56.5%	53.1%	56.6%	57.4%
Risk-free interest rate	4.7%	4.2%	4.9%	4.1%
Expected term (in years)	6.1	4.5	6.1	4.5
Expected dividend yield	0	0	0	0

The Company considers historical volatility and trends within the Company’s industry/peer group when estimating expected stock price volatility. The Company uses yield rates on U.S. Treasury securities for a period approximating the expected term of the award to estimate the risk-free interest rate. The expected term is based on historical exercise and forfeiture data. The dividend yield is based on the history and expectation of dividend payments. Company historical data includes information only from May 26, 2004, the date of the Company’s initial public offering.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2, 2006 and November 26, 2005

(unaudited)

NOTE C - STOCK-BASED COMPENSATION (continued)

The following table summarizes stock-based compensation in accordance with SFAS 123(R) for the thirteen and twenty-six weeks ended December 2, 2006, which was allocated as follows:

	Thirteen weeks December 2, 2006	Twenty-six weeks December 2, 2006
	(in thousands)
Cost of goods sold	$101	$190

Sales and marketing	218	376
General and administrative	315	586
Research and development	140	265

Stock-based compensation expense included in operating expenses	673	1,227

Total stock-based compensation expense	774	1,417

Tax benefit	275	496

Stock-based compensation expense, net of tax	$499	$921

If the Company had elected to recognize compensation expense for the thirteen and twenty-six weeks ended November 26, 2005, based upon the fair value at the grant date for options and awards granted under these plans to employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS No. 123, the Company’s pro forma net income and earnings per common share would be as follows:

	Thirteen weeks ended November 26, 2005	Twenty-six weeks ended November 26, 2005
	(in thousands)
Net income, as reported	$1,655	$2,948
Add total stock-based compensation recorded under intrinsic value based method for all awards, net of tax effects	27	129

Deduct total stock-based compensation under fair value based method for all awards, net of tax effects	(310)	(598)

Pro forma net income	$1,372	$2,479

Earnings per common share
Basic – reported	$.14	$.24
Basic – forma	.11	.21
Diluted – reported	$.13	$.23
Diluted – pro forma	.11	.19

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2, 2006 and November 26, 2005

(unaudited)

NOTE C - STOCK-BASED COMPENSATION (continued)

Option Activity

The following schedule summarizes stock option activity as of and for the twenty-six weeks ended December 2, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at June 3, 2006	1,251,145	$13.23

Granted	334,418	$18.76

Exercised	(189,871)	$4.77
Forfeited	(11,203)	$21.24

Outstanding as of December 2, 2006	1,384,489	$15.66	7.23 years	$11,897

Exercisable as of December 2, 2006	540,135	$10.32	6.71 years	3,082

Expected to vest as of December 2, 2006	606,000	$20.30	8.90 years	6,210

All options were granted at exercise prices equal to the quoted market price of the Company’s common stock at the date of the grants. Options under these grants vest 25% per year over four years for employees and 100% after one year for consultants. Initial grants to directors vest 25% per year over four years and subsequent grants to directors vest 33 1/3% per year over three years. All options expire on the tenth anniversary of the grant date. The total intrinsic value of options exercised, excluding Mirror Options, was $208,000 and $181,000 for the thirteen weeks ended December 2, 2006 and November 26, 2005, respectively, and $332,000 and $484,000 for the twenty-six weeks ended December 2, 2006 and November 26, 2005, respectively. The Company generally issues authorized but unissued shares upon stock option exercises and the settlement of performance share awards and restricted stock units.

Non-Vested Stock Awards

The Company values performance share and restricted stock unit awards based on the closing trading value of the Company’s shares on the date of grant. The Company recognizes the compensation cost related to its non-vested stock awards ratably over the requisite service period, which is consistent with the

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2, 2006 and November 26, 2005

(unaudited)

NOTE C - STOCK-BASED COMPENSATION (continued)

treatment prior to the adoption of SFAS 123(R). Under APB 25, the performance share and restricted stock unit awards were accrued as vested and recorded in accrued liabilities. During the thirteen weeks ended September 2, 2006, the vested performance shares were issued and the liability for the restricted stock unit awards was reclassified to additional paid-in capital as required by SFAS 123(R).

Information related to non-vested stock awards as of and for the twenty-six weeks ended December 2, 2006, is as follows:

	Non-Vested Stock Award Units	Weighted Average Grant-Date Fair Value
Balance as of June 3, 2006	67,500	$18.70

Vested	(8,437)	$18.70

Balance as of December 2, 2006	59,063	$18.70

Unrecognized Compensation Cost

Under the provisions of SFAS 123(R), the Company will recognize the following future expense for awards outstanding as of December 2, 2006:

	Unrecognized Compensation Cost	Weighted Average Remaining Vesting Period (in years)
Stock options	$6,876,000	3.01

Non-vested stock awards	742,000	2.50

	$7,618,000	2.98

Unrecognized compensation cost for stock options is presented net of 10.2% assumed annual forfeitures.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2, 2006 and November 26, 2005

(unaudited)

NOTE C - STOCK-BASED COMPENSATION (continued)

Employee Stock Purchase Plan

The Stock Purchase Plan provides a means by which employees of the Company (the “participants”) are given an opportunity to purchase common stock of the Company through payroll deductions. The maximum number of shares to be offered under the Stock Purchase Plan is 200,000 shares of the Company’s common stock, subject to any increase authorized by the Board of Directors. Shares are offered through four overlapping offering periods, each with a duration of approximately 12 months, commencing on the first business day of each fiscal quarter, and each consisting of a series of successive three-month purchase periods. A participant may not participate in more than one offering period at a time. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the Board of Directors. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.

The Company uses the Black-Scholes option pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognizes expense related to shares purchased ratably over the offering period.

For the thirteen and twenty-six weeks ended December 2, 2006, 7,190 and 14,775 shares, respectively, were issued at an average price of $14.86 and $15.12, respectively, under the Stock Purchase Plan. As of December 2, 2006, 152,422 shares remained available for future purchases under the Stock Purchase Plan.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2, 2006 and November 26, 2005

(unaudited)

NOTE D - EARNINGS PER COMMON SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share are based on the weighted average number of common shares and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options and vesting of restricted stock unit awards, reduced by the shares that may be repurchased with the funds received from the exercise of options, based on the average price during the period.

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Thirteen weeks ended		Twenty-six weeks ended
	December 2, 2006	November 26, 2005	December 2, 2006	November 26, 2005
Basic	15,645,742	12,249,124	15,572,862	12,196,206
Effect of dilutive securities	262,443	634,309	308,620	674,237

Diluted	15,908,185	12,883,433	15,881,482	12,870,443

Excluded from the calculation of diluted earnings per common share, are options issued to employees and non-employees to purchase 707,130 and 578,368 shares of common stock for the thirteen and twenty-six weeks ended December 2, 2006, respectively, as their inclusion would not be dilutive. The exercise prices of the excluded options were between $17.25 and $28.45 at December 2, 2006.

NOTE E – EFFECTS OF RECENTLY ISSUED PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FAS 109”),” to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact on its financial statements of this Interpretation at this time.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2, 2006 and November 26, 2005

(unaudited)

NOTE E - EFFECTS OF RECENTLY ISSUED PRONOUNCEMENTS (continued)

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this new accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires companies to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings for errors that were not previously deemed material but are material under the guidance in SAB 108. The Company is currently evaluating the impact this adoption will have on the consolidated financial statements.

NOTE F – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related tax, are as follows:

	December 2, 2006	June 3, 2006
	(in thousands)
Cumulative loss on interest rate swap	$(113)	$(49)
Unrealized holding gain (loss) on marketable securities	17	(33)

Accumulated other comprehensive loss	$(96)	$(82)

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2, 2006 and November 26, 2005

(unaudited)

NOTE G – MARKETABLE SECURITIES

Marketable securities as of December 2, 2006, consist of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(in thousands)
U.S. government agency obligations	$8,208	$22	$(6)	$8,224
Corporate bond securities	6,559	23	(16)	6,566

	$14,767	$45	$(22)	$14,790

Marketable securities as of June 3, 2006 consist of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
U.S. government agency obligations	$9,329	$31	$(30)	$9,330
Auction-rate securities	10,000			10,000
Corporate bond securities	6,436	6	(62)	6,380

	$25,765	$37	$(92)	$25,710

As of December 2, 2006, the Company held 18 securities with a fair value of $7,511,000, that had unrealized losses totaling $22,000. As of June 3, 2006, the Company held 11 securities with a fair value of $8,443,000, that had unrealized losses totaling $92,000. The Company believes that the unrealized losses are the result of temporary market fluctuations. Accordingly, the Company has not recorded any impairment losses related to these investments. During the thirteen and twenty-six weeks ended December 2, 2006, the Company reclassified $7,000 of unrealized holding gains and $18,000 of unrealized holding losses, net of income taxes, respectively, from accumulated other comprehensive loss to “other income, net,” in the consolidated statement of income as marketable securities were sold or matured.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2, 2006 and November 26, 2005

(unaudited)

NOTE G – MARKETABLE SECURITIES (continued)

The amortized cost and fair value of marketable securities as of December 2, 2006, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$10,156	$10,174
Due after one through five years	4,611	4,616

	$14,767	$14,790

NOTE H - INVENTORIES

Inventories consist of the following:

	December 2, 2006	June 3, 2006
	(in thousands)
Finished goods	$10,090	$9,115
Work in process	1,848	2,239
Raw materials	6,749	4,614

	$18,687	$15,968

Reserves for excess and obsolete inventory were $1,719,000 and $1,322,000 at December 2, 2006 and June 3, 2006, respectively.

NOTE I – ASSET PURCHASE AGREEMENT

On May 1, 2006, the Company entered into an Asset Purchase Agreement (the “Agreement”) to acquire all right, title, and interest in, and to, Patent Pending Technology for purposes of manufacturing, marketing, and selling proprietary Vascular Access Ports (“the Product”), following administrative approval. Upon signing the agreement, the Company paid $500,000, which was recorded on the balance sheet under “Intangible Assets”. During the twenty-six weeks ended December 2, 2006, the Company made an additional payment of $1,500,000, which has also been recorded under “Intangible Assets”.

Future periodic payments under the Agreement are as follows:

$3,500,000 on the two-year anniversary of the effective date of the Agreement (May 1, 2008), or upon the first commercial sale of the Product by the Company, whichever is earlier. The amount of this future payment has been included on the balance sheet under “Intangible Assets” with a corresponding credit to “Other long-term liabilities” at December 2, 2006.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2, 2006 and August 27, 2005

(unaudited)

NOTE I – ASSET PURCHASE AGREEMENT (continued)

A final payment of $2,500,000 is contingent upon the issuance (within 10 years of the effective date of the Agreement) of a U.S. patent claiming priority to the Patent Application, or any issuance of a patent to the Company within 10 years of the effective date of the Agreement in which the original owners are the inventors.

Amortization is being recognized on a straight-line basis over the remaining life of the patent. Amortization expense of $73,000 was recognized under this agreement for the thirteen and twenty-six weeks ended December 2, 2006.

NOTE J – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 2, 2006	June 3, 2006
	(in thousands)
Payroll and related expenses	$3,469	$3,203
Sales and franchise taxes	1,050	1,071
Fair value of interest rate swap	180	78
Other	549	484

	$5,248	$4,836

NOTE K – INCOME TAXES

The Company’s effective income tax rates for the thirteen and twenty-six weeks ended December 2, 2006 were 39.5% and 38.2%, respectively, compared to 36.5% and 37.0%, respectively, for the thirteen and twenty-six weeks ended November 26, 2005. The increase is related to the expected impact of graduated tax rates on taxable income for the fiscal year ending June 2, 2007, as well as the Company’s inability, in the current period, to record previously available research and development tax credits due to unsigned Federal legislation. This legislation was signed in December 2006, subsequently to the current period, thus permitting these research and development credits to be retroactively applied for the remainder of the fiscal year.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2, 2006 and November 26, 2005

(unaudited)

NOTE L – LITIGATION

Diomed v. AngioDynamics and

VNUS Medical Technologies v. Diomed, Vascular Solutions, and AngioDynamics

On January 6, 2004, Diomed, Inc. (“Diomed”) filed an action against the Company entitled Diomed, Inc. v. AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleges that the Company infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure Procedure Kit”) and two diode laser systems: the Precision 980 Laser and the Precision 810 Laser, and by conducting a training program for physicians in the use of the Company’s VenaCure Procedure Kit. The complaint alleges the Company’s actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit the Company from continuing to market and sell these products, as well as conducting a training program, and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest. The Company believes that these products do not infringe the Diomed patent.

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

In December 2005, the Company filed a motion for summary judgment of non-infringement in this action. Diomed, Inc. also moved for summary judgment. On June 26, 2006, the judge assigned to the action issued an Order of Recusal, and the case was assigned to another judge. On August 30, 2006, the Court denied both the Company’s and Diomed’s motions for summary judgment. The Court has set a trial date of March 12, 2007. There is a reasonable possibility of an outcome unfavorable to the Company in the Diomed action, with a range of potential loss at between $1.1 million and $10.5 million, as calculated through September 30, 2006. As the range is based on calculations of lost profits and reasonable royalty payments per accused sales of the Company’s Venacure products, the potential loss continues to increase as sales are made.

On January 3, 2006, the Company filed a declaratory judgment action in the U.S. Federal District court for the District of Delaware entitled AngioDynamics, Inc. v. Diomed Holdings, Inc., civ. action no. 06 002 (GMS) seeking a declaration by the court that the claims of Diomed’s recently issued U.S. patent no. 6,981,971, entitled “Medical Laser Device,” are invalid, unenforceable and not infringed by the manufacture or sale of any of the Company’s products, systems or processes, and that Diomed be stopped from asserting any of these claims against the Company. On January 17, 2006, the Company filed an Amended Complaint for Declaratory Judgment seeking a judgment declaring that the claims of a second Diomed patent, U.S. patent no. 6,986,766, entitled “Method of Endovenous Laser treatment,” are invalid, unenforceable and not infringed by the manufacture or sale of any of the Company’s products, systems or processes, and that Diomed also be stopped from

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2, 2006 and November 26, 2005

(unaudited)

NOTE L – LITIGATION (continued)

asserting any of these claims against the Company. On January 31, 2006, Diomed filed a motion to dismiss, alleging that this declaratory judgment action should be dismissed as purportedly having no actual case or controversy between the Company and Diomed and stating that Diomed believed there was no imminent threat of litigation by Diomed against the Company. On September 7, 2006, the Court dismissed the Company’s declaratory judgment action against Diomed.

On October 4, 2005, VNUS Medical Technologies, Inc. (“VNUS”) filed an action against the Company, and others (collectively, the “Defendants”) entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., Diomed Inc., AngioDynamics, Inc., and Vascular Solutions, Inc., case no. C05-02972 MMC, filed in the U.S. District Court for the Northern District of California. The complaint alleges that the Defendants infringed on VNUS’ U.S. patent nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433 by making, using, selling, offering to sell and/or instructing users how to use Diomed’s “EVLT” products, AngioDynamics’ “VenaCure” products, and Vascular Solutions’ “Vari-Lase” products. The complaint alleges the Defendants’ actions have caused, and continue to cause, VNUS to suffer substantial damages. The complaint seeks to prohibit the Defendants from continuing to market and sell these products and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment and post-judgment interest. The Company believes that its products do not infringe the VNUS patents and has filed an answer to the complaint, including a counterclaim for relief and a demand for jury trial. Progress in this action has not reached a point to assess with any reasonable degree of certainty the likelihood of an unfavorable outcome or an estimate of any potential loss. The Court has set October 2007 for the trial of this action.

The Company purchases the lasers and laser fibers for its laser systems from biolitec Inc. (“biolitec”) under a supply and distribution agreement. In response to the Company’s request to biolitec that it assume the defense of the VNUS action, biolitec advised the Company that the claims asserted in the VNUS action were not covered by the indemnification provisions in the supply and distribution agreement. biolitec further advised the Company that, based on the refinement of the claims in the Diomed action, such claims were also not within biolitec’s indemnification obligations under the agreement. The Company advised biolitec that it disagreed with biolitec’s position and that the Company expected biolitec to continue to honor its indemnification obligations to the Company under the agreement. The Company is engaged in discussions with biolitec to resolve this disagreement. Pending the outcome of these ongoing discussions, biolitec has agreed to continue to provide, at its cost and expense, the Company’s defense in the Diomed action, but, contrary to what the Company believed its understanding with biolitec to be, has not agreed to pay the costs of defense of the VNUS action as they are incurred. Consequently, the Company is currently paying those costs. Should it ultimately be determined that the claims asserted in these actions are not within biolitec’s indemnification obligations under the supply and distribution agreement, the Company may be required to reimburse biolitec for the costs and expenses of defending the Diomed action and will be unable to recover the costs incurred in defending the VNUS action, and will be responsible for paying any settlements or judgments in these actions.

AngioDynamics, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2, 2006 and November 26, 2005

(unaudited)

NOTE L – LITIGATION (continued)

The Company is party to other legal actions that arise in the ordinary course of business. The Company believes that any liability resulting from any such currently pending litigation will not, individually or in the aggregate, have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

NOTE M – SUBSEQUENT EVENT

In December 2006, the Company closed on the financing for the expansion of its warehouse and manufacturing facility in Queensbury, New York. The expansion is being financed principally with Taxable Adjustable Rate Notes (the “Notes”) issued by the Company aggregating $5,000,000. The Notes were issued under a Trust Agreement by and between the Company and a bank, as trustee (the “Trustee”). In connection with the issuance of the Notes, the Company entered into a Letter of Credit and Reimbursement Agreement with the Bank that requires the maintenance of a letter of credit to support principal and certain interest payments on the Notes and requires payment of an annual fee on the outstanding balance. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent is required to use its best efforts to arrange for sales of the Notes in the secondary market.

The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Reimbursement Agreement are collateralized by the aforementioned letter of credit and all Company assets.

The Company entered into an interest rate swap agreement (the “Swap Agreement”) with the Bank, effective December 2006, with an initial notional amount of $5,000,000, to limit the effect of variability due to interest rates on its rollover of the Notes. The Swap Agreement, which qualifies as a hedge under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement requires the Company to pay a fixed rate of 5.06% and receive payments based on 30-day LIBOR repriced every seven days through December 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. In some cases, forward-looking statements may be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, “predicts”, “potential”, “continue” or variations of such terms or similar expressions. These statements relate to future events or AngioDynamics’ future financial performance and involve known and unknown risks, uncertainties and other factors that may cause AngioDynamics or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among other things, our ability to develop new products and enhance existing products, our ability to protect our intellectual property, pending and potential intellectual property infringement claims by third parties, our dependence on single source suppliers, our relationships with interventional physicians, possible undetected defects in our products, potential product liability claims by customers or patients, the volatility of our operating results, the effect on our operations of healthcare reform measures, potential declines in reimbursements by government or other third-party payors for procedures using our products, failure to obtain regulatory approvals for our products, a disaster or other disruption at our manufacturing facility or the facilities of our suppliers, our likely need for additional financing to fund any significant acquisitions and the risks associated with any potential acquisition we may make, including our pending acquisition of RITA Medical Systems, Inc.. We discuss certain of these matters more fully in other of our filings with the SEC, including our Annual Report on Form 10-K for our 2006 fiscal year, which was filed with the SEC on August 11, 2006, and our S-4 Registration Statement filed in connection with our proposed acquisition of RITA Medical Systems, Inc. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these matters, including changes in facts or other factors, the actual circumstances relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

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

We sell our broad line of quality devices in the United States through a direct sales force comprised, as of December 2, 2006, of 55 sales representatives, eight regional managers, an eastern and a western zone director, and a vice president of sales. Outside the United States, we sell our products indirectly through a network of distributors in 34 markets. Historically, less than 5% of our net sales have been in non-U.S. markets.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. In this regard, our strategic plan calls for an annual investment of 8% of sales for research and development activities.

In September 2006, we broke ground on a 36,000 square foot expansion at our Queensbury, N.Y. headquarters. The expansion will include increased warehouse and distribution space to support projected growth in the Company’s core business. The building project, which is expected to be completed in the first quarter of fiscal 2008, will help ensure proactive support of our fast-growing customer base.

We are seeking to grow through selective acquisitions of complementary businesses and technologies. In October and November 2006, we entered into agreements for the acquisitions of two entities, Oncobionic, Inc. and RITA Medical Systems, Inc, respectively.

Oncobionic, Inc.

In October 2006, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Oncobionic, Inc. (“Oncobionic”) and the shareholders of Oncobionic to acquire all of the issued and outstanding shares of the capital stock of Oncobionic for $25 million (the “Fixed Purchase Price”), less Oncobionic’s long-term debt as of the closing date of the acquisition, plus a contingent purchase price of 3% of net sales of any catheter-based products we sell that incorporate Oncobionic’s irreversible electroporation (“IRE”) technology for use in reducing the incidence of restenosis associated with angioplasty procedures. $5 million of the Fixed Purchase Price, constituting a non-refundable deposit, was paid to the shareholders of Oncobionic upon execution of the Purchase Agreement. Of the balance of the Fixed Purchase Price, 50% is payable at the closing of the acquisition, 25% is payable six months after the closing, and the remaining 25% is payable 18 months after the closing. The closing of the acquisition is subject to Oncobionic’s successful performance and completion of human use tests confirming the acute efficacy of IRE in ablating prostate cancer. We expect the results of these tests to be available within the next 12 months.

IRE uses needles and image guidance similar to existing thermal ablation technologies, but instead of “cooking or freezing” the targeted tissue, IRE disrupts the cell membrane, thereby destroying the targeted cells without thermal damage and without affecting connective tissue and structures such as blood vessels and ducts. In IRE, needle electrodes are placed through the skin by image guidance in the center or at the edge of targeted tissue. A certain electrical field is then generated within the electrode array, causing permanent nanoscale defects (pores) in the cell membranes. The permanently impaired cells are left in the body to be removed by the body’s natural immune system. IRE should also allow for the preservation of nerves and other vital structures such as urethra, ducts and blood vessels.

RITA Medical Systems, Inc.

In November 2006, we executed an Agreement and Plan of Merger (“the Merger Agreement”) with RITA Medical Systems, Inc. (“RITA”), pursuant to which we are to acquire RITA.

At the effective time and as a result of the merger, each share of common stock of RITA, par value $0.001 per share, then issued and outstanding, will be converted into the right to receive (i) 0.1722 shares of common stock of AngioDynamics, par value $0.01 per share, and (ii) an amount of cash based on the average closing price of AngioDynamics common stock during the 10 trading day period ending three trading days prior to RITA’s stockholder meeting to approve and adopt the Merger Agreement (the “Company Stock Price”). If the Company Stock Price is within the range of $18.18 to $27.29, then RITA’s stockholders will receive, for each share of RITA common stock that they own, the per share stock consideration and an amount of cash equal to $4.70 less the value, based on the Company Stock Price, of the per share stock consideration. If the Company Stock Price is less than $18.18, then RITA’s stockholders will receive, for each share of RITA common stock that they own, the per share stock consideration and an amount of cash equal to $1.57. The total purchase price, exclusive of transaction costs is anticipated to be approximately $220 million.

Consummation of the transactions contemplated by the Merger Agreement is conditioned upon, among other things, (1) approval of the Merger Agreement by the stockholders of RITA and approval of the issuance of AngioDynamics common stock in connection with the merger by our stockholders at stockholder meetings that are scheduled for January 29, 2007, (2) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (3) the effectiveness of our registration statement relating to the shares of AngioDynamics common stock to be issued in the merger, which has been declared effective by the SEC.

The Merger Agreement contains customary representations and warranties by RITA and us. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of RITA and its subsidiaries between signing and closing, restrictions on solicitation of proposals with respect to alternative transactions, governmental filings and approvals, public disclosures and similar matters.

The Merger Agreement contains certain termination rights for both RITA and us, and further provides that, upon termination of the Merger Agreement under certain circumstances, RITA may be obligated to pay us a termination fee of $8 million.

RITA is a diversified medical device oncology company engaged in the development, manufacture, and marketing of products that use radiofrequency energy to treat patients with cancerous or benign tumors. It offers radiofrequency ablation systems (RFA) for treating cancerous tumors, as well as percutaneous vascular ports and specialty access catheters (SAC). Its SAC products include implantable infusion ports for the delivery of systemic chemotherapy, hemodialysis catheters, needle infusion sets, peripherally inserted central venous catheters, other accessories used in vascular procedures, tunneled central venous catheters, safety needles, PICC lines, dialysis catheters, and specialty catheters for the stem cell transplant procedure. It also distributes a radiofrequency product, the HABIB 4X resection device, which is designed to limit blood loss in surgical resection procedures. The RFA products include disposable devices and generators that are used in treating liver cancer and bone cancer. RITA’s customers include surgical oncologists, hepatobiliary surgeons, liver transplant surgeons, laparoscopists, and interventional radiologists, as well as patient referral sources, including colorectal surgeons, radiation oncologists, and medical oncologists.

Although we completed a public offering of our common stock in fiscal 2006, we expect to use a substantial portion of our available cash in the RITA acquisition and our remaining cash resources will be limited. Except to the extent we can further use our equity securities as acquisition capital, we will require additional equity or debt financing to fund any future significant acquisitions.

Our ability to further increase our profitability will depend in large part on continuing to improve gross profit margins. Factors such as changes in our product mix, new technologies and unforeseen price pressures may cause our margins to grow at a slower rate than we have anticipated or to decline.

Our fiscal six months ended December 2, 2006 and November 26, 2005 both represent twenty-six weeks. The twenty-six weeks ended December 2, 2006 are referred to as the “fiscal 2007 period” and the twenty-six weeks ended November 26, 2005 are referred to as the “fiscal 2006 period.” Our fiscal quarters ended December 2, 2006 and November 26, 2005 both represent thirteen weeks. The thirteen weeks ended December 2, 2006 are referred to as the “2007 quarter” and the thirteen weeks ended November 26, 2005 are referred to as the “2006 quarter”.

For the fiscal 2007 period, we reported net income of $4.4 million, or approximately $0.28 and $0.27 per common share on a basic and diluted basis, respectively, on revenues of $44.6 million. For the fiscal 2006 period, we reported net income of $2.9 million, or approximately $0.24 and $0.23 per common share on a basic and diluted basis, respectively, on revenues of $35.1 million. Gross profit percentage improved to 58.6% for the fiscal 2007 period from 58.1% for the fiscal 2006 period. Cash flow from operations was $5.0 million, an increase of $2.6 million from the fiscal 2006 period.

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

Results of Operations

Thirteen weeks ended December 2, 2006 and November 26, 2005

The following table sets forth certain operational data as a percentage of sales for the thirteen weeks ended December 2, 2006 and November 26, 2005.

	Thirteen weeks ended
	December 2, 2006	November 26, 2005
Net Sales	100.0%	100.0%
Gross profit	58.5%	58.0%
Selling and marketing expenses	27.5%	27.8%
General and administrative expenses	12.0%	9.1%
Research and development expenses	6.7%	8.3%
Operating profit	12.3%	12.8%
Other income	4.3%	1.1%
Net income	10.1%	8.8%

Net Sales. Net sales for the 2007 quarter increased by 30.3%, or $5.7 million, to $24.4 million, compared with the 2006 quarter. The increase in sales was primarily due to the continued growth from new products released in, or subsequent to, the 2006 quarter as well as the continuing market share gains of our existing product lines. Faster growing products included our drainage products, for which sales increased 90.5%, or $457,000, due primarily to sales of the recently released Total Abscession® drainage catheter; venous products, for which sales increased 75.5%, or $2.0 million; vascular access products, for which sales increased 36.9%, or $1.1 million, due primarily to the continued growth of our Morpheus® CT PICC; PTA products, for which sales increased 60.5%, or $528,000; dialysis products, for which sales increased by 17.8%, or $860,000; and angiographic products, for which sales increased 14.6%, or $758,000. Substantially all of the increase in our sales was due to increased unit sales, with less than 1% of the increase attributable to price increases.

Gross Profit. For the 2007 quarter, our gross profit as a percentage of sales increased to 58.5% from 58.0% for the 2006 quarter. The increase in gross profit percentage was primarily the result of a favorable product mix from increased sales of higher margin products, such as our Total Abscession drainage catheter, EvenMore catheter, the VenaCure® procedure kit, and the Morpheus CT PICC, offset by increased sales of Sotradecol®, which carries a lower gross margin. Gross profit includes the effect of stock-based compensation expense recorded under SFAS 123(R) of $101,000, or approximately 40 basis points, for the 2007 quarter. Stock-based compensation expense charged against gross profit for the 2006 quarter totaled $2,000.

Selling and marketing expenses. Selling and marketing expenses were 27.5% of net sales for the 2007 quarter, compared with 27.8% for the 2006 quarter. For the 2007 quarter, these expenses increased 28.6%, or $1.5 million, compared with the 2006 quarter. Selling expenses increased 22.9%, or $854,000, due to personnel expenses related to the increased number of sales territories, commissions on higher sales, and stock-based compensation. Marketing expenses increased 43.1%, or $634,000, due to increased personnel expenses, charitable contributions, and product promotions. Selling and marketing expenses included stock-based compensation expense recorded under SFAS 123(R) of $218,000, or 0.9% of sales, for the 2007 quarter. Stock-based compensation expense included in selling and marketing expenses for the 2006 quarter was $8,000, a negligible percentage of sales.

General and administrative expenses. General and administrative expenses were 12.0% of net sales for the 2007 quarter, compared with 9.1% for the 2006 quarter. For the 2007 quarter, these expenses increased 71.4%, or $1.2 million, partially due to personnel expenses from an increase in the number of employees, stock-based compensation, increased legal fees, reserves for doubtful accounts receivable, and travel and administrative costs associated with our recent acquisition activities. General and administrative expenses included stock-based compensation expense recorded under SFAS 123(R) of $315,000, or 1.3% of sales, for the 2007 quarter. Stock-based compensation expense included in general and administrative expenses for the 2006 quarter was $6,000, a negligible percentage of sales.

Research and development expenses. Research and development (R&D) expenses were 6.7% of net sales for the 2007 quarter, compared to 8.3% for the 2006 quarter. R&D expenses increased by 5.9%, or $92,000, due to expenses associated with ongoing projects. R&D expenses include stock-based compensation expense recorded under SFAS 123(R) of $140,000, or 0.6% of sales, for the 2007 quarter. Stock-based compensation expense included in R&D expenses for the 2006 quarter was $24,000, or 0.1% of sales.

Other Income (Expenses). Other income increased $843,000 to $1.1 million for the 2007 quarter, due primarily to an increase in interest income. Both an increase in our investment portfolio, most notably from the proceeds of our public offering in May 2006, and higher yields contributed to this increase.

Income Taxes. Our effective tax rate for the 2007 quarter was 39.5% compared to 36.5% for the 2006 quarter. The increase is attributable to the effect of graduated tax rates on taxable income for the 2007 quarter, as well our inability, in the 2007 quarter, to record previously available R&D tax credits due to unsigned Federal legislation.

Net Income. For the 2007 quarter, we reported net income of $2.5 million, an increase of 48.3%, or $799,000, over net income of $1.7 million for the 2006 quarter. The increase in net income was attributable primarily to increased sales, higher gross profit and increased investment income, partially offset by higher operating expenses. Net income includes the effect of stock-based compensation expense recorded under SFAS 123(R) of $499,000, or 2.0% of sales, for the 2007 quarter. Stock-based compensation expense included in net income for the 2006 quarter was $25,000, or 0.1% of sales.

Twenty-six weeks ended December 2, 2006 and November 26, 2005

The following table sets forth certain operational data as a percentage of sales for the twenty-six weeks ended December 2, 2006 and November 26, 2005.

	Twenty-six weeks ended
	December 2, 2006	November 26, 2005
Net Sales	100.0%	100.0%
Gross profit	58.6%	58.1%
Selling and marketing expenses	27.8%	27.7%
General and administrative expenses	12.7%	9.3%
Research and development expenses	7.3%	8.8%
Operating profit	10.8%	12.3%
Other income (expense)	5.0%	1.1%
Net income	9.8%	8.4%

Net Sales. Net sales for the fiscal 2007 period increased by 27.4%, or $9.6 million, to $44.6 million, compared to the fiscal 2006 period. The increase in sales was primarily due to the continued growth from new products released in, or subsequent to, the fiscal 2006 period as well as the continuing market share gains of our existing product lines. Faster growing products included our drainage products, for which sales increased 126.2%, or $1.1 million, due primarily to sales of the recently released Total Abscession® drainage catheter; venous products, for which sales increased 54.4%, or $2.6 million; vascular access products, for which sales increased 35.6%, or $2.0 million, due primarily to the continued growth of our Morpheus® CT PICC; PTA products, for which sales increased 33.8%, or $625,000; dialysis products, for which sales increased by 14.8%, or $1.4 million; thrombolytic products, for which sales increased 8.7%, or $179,000; and angiographic products, for which sales increased 16.9%, or $1.7 million. Substantially all of the increase in our sales was due to increased unit sales, with less than 1% of the increase attributable to price increases.

Gross Profit. For the fiscal 2007 period, gross profit as a percentage of sales increased to 58.6% from 58.1% for the fiscal 2006 period. The increase in gross profit percentage was primarily the result of a favorable product mix from increased sales of higher margin products, such as our Total Abscession drainage catheter, EvenMore catheter, the VenaCure® procedure kit, and the Morpheus CT PICC, offset by increased sales of Sotradecol®, which carries a lower gross margin. Gross profit includes the effect of stock-based compensation expense recorded under SFAS 123(R) of $190,000, or approximately 50 basis points, for the fiscal 2007 period. Stock-based compensation expense charged against gross profit for the fiscal 2006 period totaled $18,000.

Selling and marketing expenses. Selling and marketing expenses were 27.8% of net sales for the fiscal 2007 period, compared to 27.7% for the fiscal 2006 period. For the fiscal 2007 period, selling and marketing expenses increased 27.7%, or $2.7 million, compared to the fiscal 2006 period. Selling expenses increased 22.1%, or $1.6 million, due to personnel expenses related to the increased number of sales territories and commissions on higher sales. Marketing expenses increased 44.0%, or $1.1 million, due to increased personnel expenses, product promotions, charitable contributions, and convention expenses. Selling and marketing expenses included stock-based compensation expense recorded under SFAS 123(R) of $376,000, or 0.8% of sales, for the fiscal 2007 period. Stock-based compensation expense included in selling and marketing expenses for the fiscal 2006 period was $43,000, or 0.1% of sales.

General and administrative expenses. General and administrative expenses were 12.7% of net sales for the fiscal 2007 period, compared to 9.3% for the fiscal 2006 period. For the fiscal 2007 period these expenses increased 73.5%, or $2.4 million, partially due to personnel expenses from an increase in the number of employees, stock-based compensation, increased legal fees, reserves for doubtful accounts receivable, and increased accounting fees related to our internal controls audit required by Section 404 of the Sarbanes-Oxley Act. General and administrative expenses included stock-based compensation expense recorded under SFAS 123(R) of $586,000, or 1.3% of sales, for the fiscal 2007 period. Stock-based compensation expense included in general and administrative expenses for the fiscal 2006 period was $60,000, or 0.2% of sales.

Research and development expenses. Research and development (R&D) expenses were 7.3% of net sales for the fiscal 2007 period, compared to 8.8% for the fiscal 2006 period. R&D expenses increased by 6.5%, or $200,000, due to expenses associated with ongoing projects. R&D expenses include stock-based compensation expense recorded under SFAS 123(R) of $265,000, or 0.6% of sales, for the fiscal 2007 period. Stock-based compensation expense included in R&D expenses for the fiscal 2006 period was $74,000, or 0.2% of sales.

Other Income (Expenses). Other income increased $1.8 million to $2.2 million for the fiscal 2007 period, due primarily to an increase in interest income. Both an increase in our investment portfolio and higher yields contributed to this increase.

Income Taxes. Our effective tax rate for the fiscal 2007 period was 38.2% compared to 37.0% for the fiscal 2006 period. The increase is attributable to the effect of graduated tax rates on taxable income for the fiscal 2007 period, as well our inability, in the fiscal 2007 period, to record previously available R&D tax credits due to unsigned Federal legislation.

Net Income. For the fiscal 2007 period, we reported net income of $4.4 million, an increase of 47.7%, or $1.4 million, over the fiscal 2006 period. The increase in net income was attributable primarily to increased sales, higher gross profit, and increased investment income, partially offset by higher operating expenses. Net income includes the effect of stock-based compensation expense recorded under SFAS 123(R) of $921,000, or 2.1% of sales, for the fiscal 2007 period. Stock-based compensation expense included in net income for the fiscal 2006 period was $121,000, or 0.3% of sales.

Liquidity and Capital Resources

For the fiscal 2007 period, we financed our operations primarily through cash flow from operations and the proceeds of our public offerings in 2004 and 2006. At December 2, 2006, $87.9 million, or 59.0%, of our assets consisted of cash, cash equivalents and marketable securities. Marketable securities are comprised of U.S. government issued or guaranteed securities and corporate bonds. Our current ratio was 10.5 to 1, with net working capital of $111.1 million, at December 2, 2006, compared to a current ratio of 11.3 to 1, with net working capital of $111.3 million, at June 3, 2006. At December 2, 2006, total debt was $6.2 million, comprised of short and long-term bank debt of $2.7 million for financing our facility expansion in Queensbury, New York, and $3.5 million for a future payment due on our asset purchase agreement with Medron, Inc. Total debt was $2.9 million at June 3, 2006.

We generated cash flow from operations of $5.0 million on net income of $4.4 million for the fiscal 2007 period. Non-cash stock-based compensation expense of $1.4 million, increases to accounts payable, accrued liabilities and income taxes payable aggregating $1.4 million, and decreases in prepaid expenses of $981,000, were partially offset by increases in inventory of $2.7 million, to support the growth in net sales, and accounts receivable of $727,000.

For the fiscal 2007 period, our investing activities provided net cash of $3.0 million. We had net proceeds from investment sales and purchases of $11.2 million, which were partially offset by deposits and deferred acquisition costs associated with two potential acquisitions of $6.0 million, an installment payment under an asset purchase agreement for $1.5 million and equipment purchases totaling $600,000.

Financing activities provided net cash of $1.1 million for the fiscal 2007 period with proceeds and associated tax benefit from the exercise of stock options totaling $1.3 million and proceeds from the issuance of common stock under our employee stock purchase plan of $224,000, offset by the payment of costs relating to our public stock offering totaling $329,000, and principal payments on our long-term debt of $90,000.

Our contractual obligations and their effect on liquidity and cash flows have changed substantially from what we previously disclosed in our Annual Report on Form 10-K for our fiscal year ended June 3, 2006. During the fiscal 2007 period, we made an installment payment under an asset purchase agreement to acquire patent rights from Medron, Inc. Having made this payment, we are contractually obligated under the agreement to pay Medron an additional $3.5 million upon the earlier to occur of the two-year anniversary of the effective date of the agreement (May 1, 2008) and our first commercial sale of the product under the agreement. The amount of this future payment has been included on our balance sheet under “Intangible Assets” with a corresponding credit to “Other long-term liabilities” at December 2, 2006.

In October and November 2006, we entered into agreements for two significant business acquisitions that could require the use of a significant portion of our cash and investment balances.

Under the terms of our Stock Purchase Agreement with Oncobionic, $10 million of the remaining Fixed Purchase Price is payable at the closing of the acquisition, $5,000,000 is payable six months after the closing, and the remaining $5,000,000 is payable 18 months after the closing. The closing of the acquisition is subject to Oncobionic’s successful performance and completion of human use tests confirming the acute efficacy of IRE in ablating prostate cancer. We expect the results of these tests to be available within the next 12 months.

The consideration for our acquisition of RITA includes our common stock and cash. RITA’s stockholders who do not exercise dissenters’ rights of approval will receive in the merger, for each share of RITA common stock they own (i) 0.1722 shares of common stock of AngioDynamics, par value $0.01 per share, and (ii) an amount of cash based on the average closing price of AngioDynamics common stock during the 10 trading day period ending three trading days prior to RITA’s stockholder meeting to approve and adopt the Merger Agreement (the “Company Stock Price”). If the Company Stock Price is within the range of $18.18 to $27.29, then RITA’s stockholders will receive, for each share of RITA common stock that they own, the per share stock consideration and an amount of cash equal to $4.70 less the value, based on the Company Stock Price, of the per share stock consideration. If the Company Stock Price is less than $18.18, then RITA’s stockholders will receive, for each share of RITA common stock that they own, the per share stock consideration and an amount of cash equal to $1.57. Consummation of this transaction is conditioned upon, among other things, the approval by the stockholders of RITA and AngioDynamics. We anticipate the transaction will be completed during our fiscal third quarter, which ends March 3, 2007. The total purchase price, exclusive of transaction costs, is anticipated to be approximately $220 million. The cash component of the purchase price could range from $0 to $77 million, based on the criteria described in item (ii) above.

We believe that our current cash and investment balances, which include the net proceeds from our public offerings, together with cash generated from operations, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If, as discussed above, we seek to make significant additional acquisitions of other businesses or technologies for cash, we will, in all likelihood, require additional financing. We cannot assure you that such financing will be available on commercially reasonable terms, if at all.

In December 2006, we closed on the financing for the expansion of our warehouse and manufacturing facility in Queensbury, New York. The expansion is being financed principally with taxable adjustable rate notes (the “Notes”) issued by us aggregating $5,000,000. The Notes were issued under a trust agreement by and between us and a bank, as trustee (the “Trustee”). In connection with the issuance of the Notes, we entered into a letter of credit and reimbursement agreement (the “Reimbursement Agreement”) with the Bank that requires the maintenance of a letter of credit to support principal and certain interest payments on the Notes and requires payment of an annual fee on the outstanding balance. We also entered into a remarketing agreement, pursuant to which the remarketing agent is required to use its best efforts to arrange for sales of the Notes in the secondary market.

The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Reimbursement Agreement are collateralized by the aforementioned letter of credit and all of our assets.

In connection with this financing, we entered into an interest rate swap agreement (the “Swap Agreement”) with the Bank, effective December 2006, with an initial notional amount of $5,000,000, to limit the effect of variability due to interest rates on its rollover of the Notes. The Swap Agreement, which qualifies as a hedge under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement requires us to pay a fixed rate of 5.06% and receive payments based on 30-day LIBOR repriced every seven days through December 2016.

Our $7.5 million line of credit facility with KeyBank National Association expired on November 30, 2006, and was not renewed.

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

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of income. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. As of December 2, 2006, our valuation allowance and net deferred tax asset were approximately $102,000 and $1.6 million, respectively. We have a tax allocation and indemnification agreement with E-Z-EM with whom we have filed consolidated Federal tax returns for periods through October 30, 2004. Under this agreement, we paid Federal income tax based on the amount of taxable income we generated and were credited for Federal tax benefits we generated that were used by us or other members of the consolidated group. This agreement does not cover tax liabilities arising from state, local and other taxing authorities to whom we report separately.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of December 2, 2006 and June 3, 2006, our reserve for excess and obsolete inventory was $1.7 million and $1.3 million, respectively.

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

Intangible Assets

Intangible assets other than goodwill are amortized over their estimated useful lives, which range between seven and fifteen years, on either a straight-line basis or as revenues are earned from the sales of the related products. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Our determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

Stock-based compensation

On June 4, 2006, (the “Effective Date”) we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to our Stock Purchase Plan based on estimated fair values. We adopted SFAS 123(R) using the “modified-prospective method,” which is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. In accordance with this method of adoption, prior period results of operations and financial position have not been restated to reflect the impact of stock-based compensation. Prior to the adoption of SFAS 123(R), we accounted for options using the intrinsic value method under the guidance of APB No. 25, and provided pro forma disclosure as allowed by Statement No. 123.

For the fiscal 2007 period, we recognized stock-based compensation expense of $1,417,000 before-tax ($921,000 net of income taxes, or $0.06 per diluted share). This stock-based compensation expense included expense associated with non-vested stock awards of $74,000 ($46,000 net of income taxes, or less than $0.01 per diluted share).

Under the provisions of SFAS 123(R), we will recognize the following future expense for awards granted as of December 2, 2006:

	Unrecognized Compensation Cost	Weighted- Average Remaining Vesting Period (in years)
Stock options	$6,876,000	3.01
Non-vested stock awards	742,000	2.50

	$7,618,000	2.98

Unrecognized compensation cost for stock options is presented net of 10.2% assumed annual forfeitures.

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

The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 89.8% of our options will actually vest, and we have therefore applied a 10.2% annual forfeiture rate in determining the stock-based compensation charge recorded. We will re-evaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FAS 109”),” to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We have not determined the impact on our financial statements of this Interpretation at this time.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this new accounting pronouncement is not expected to have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires companies to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings for errors that were not previously deemed material but are material under the guidance in SAB 108. We are currently evaluating the impact this adoption will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on investments and financing that could impact our results of operations and financial position. Although we have entered into two interest rate swap agreements with a bank to limit our exposure to interest rate change market risk on our variable interest rate financing, we do not currently engage in any other hedging or market risk management tools.

Our excess cash is primarily invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of December 2, 2006, we were exposed to interest rate change market risk with respect to our investments in callable U.S. government corporation and agency obligations in the amount of $3,550,000. The bonds bear interest at a floating rate established weekly. For the fiscal 2007 period, the after-tax interest rate on the bonds approximated 3.0%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $35,500 on an annual basis.

At December 2, 2006, we maintained variable interest rate financing of $2.7 million in connection with our facility expansion. We have limited our exposure to interest rate risk by entering into an interest rate swap agreement with a bank under which we agreed to pay the bank a fixed annual interest rate of 4.45% and the bank assumed our variable interest payment obligations under the financing.

In December 2006, we issued tax adjusted rate notes aggregating $5.0 million in connection with our warehouse and manufacturing facility expansion. We have limited our exposure to interest rate risk by entering into an interest rate swap agreement with a bank under which we have agreed to pay the bank a fixed annual interest rate of 5.06%.

On November 23, 2005, we entered into a $7,500,000 working capital line of credit with a bank. On November 30, 2006, the credit facility expired and was not renewed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us (including our consolidated subsidiary) in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended December 2, 2006 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiary

Part II: Other Information

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our annual report on Form 10-K for the fiscal year ended June 3, 2006.

We are a defendant in two actions in which the plaintiffs allege that the manufacture, use and sale of our VenaCure laser system infringe on patents owned by them. These actions, which we have previously reported in our filings with the SEC, are entitled Diomed, Inc. v AngioDynamics, Inc., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts, and VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., Diomed Inc., AngioDynamics, Inc., and Vascular Solutions, Inc., case no. C05-02972 MMC, filed in the U.S. District Court for the Northern District of California. In December 2006, the court in the Diomed action set a trial date of March 12, 2007. In November 2006, the court in the VNUS action scheduled the trial in that action for October 2007.

On January 3, 2006, we filed a declaratory judgment action in the U.S. Federal District court for the District of Delaware entitled AngioDynamics, Inc. v. Diomed Holdings, Inc., civ. action no. 06 002 (GMS) seeking a declaration by the court that the claims of Diomed’s recently issued U.S. patent no. 6,981,971, entitled “Medical Laser Device,” are invalid, unenforceable and not infringed by the manufacture or sale of any of our products, systems or processes, and that Diomed be stopped from asserting any of these claims against us. On January 17, 2006, we filed an Amended Complaint for Declaratory Judgment seeking a judgment declaring that the claims of a second Diomed patent, U.S. patent no. 6,986,766 entitled “Method of Endovenous Laser Treatment,” are invalid, unenforceable and not infringed by the manufacture or sale of any of our products, systems or processes, and that Diomed also be stopped from asserting any of these claims against us. On January 31, 2006, Diomed filed a motion to dismiss alleging that this declaratory judgment action should be dismissed as purportedly having no actual case or controversy between us and Diomed and stating that Diomed believed there was no imminent threat of litigation by Diomed against us. On September 7, 2006, the court dismissed our declaratory judgment action against Diomed.

We are party to other legal actions that arise in the ordinary course of our business. We believe that any liability resulting from any such currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business, financial position, or results of operations.

Item 1A. Risk Factors

Except as described in the following risk factors, there have been no material changes from the risk factors disclosed in Part I. Item 1A, of our annual report on Form 10-K for our fiscal year ended June 3, 2006.

We may not realize all of the anticipated benefits of our proposed acquisition of RITA Medical Systems, Inc. (“RITA”).

Our ability to realize the anticipated benefits of the merger will depend, in part, on our ability to integrate our businesses with the businesses of RITA. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits we expect. The difficulties of combining the operations of the companies include, among others:

•	coordinating marketing functions;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administrative methods;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically separate organizations.

If our proposed acquisition of RITA is not completed, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of our common stock.

We have incurred and will continue to incur substantial costs in connection with our proposed acquisition of RITA. These costs are primarily associated with the fees of attorneys, accountants and our financial advisors. In addition, we have diverted significant management resources in an effort to complete the acquisition and are subject to restrictions contained in the acquisition agreement on the conduct of our business. If the acquisition is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. If the acquisition is not completed under certain circumstances specified in the acquisition agreement, RITA is required to pay us a termination fee of $8 million.

In addition, if the acquisition is not completed, we may experience negative reactions from the financial markets and our collaborative partners, customers and employees. Each of these factors may adversely affect the trading price of our common stock and our financial results and operations.

A stockholder lawsuit has been filed against RITA and its directors challenging our proposed acquisition of RITA, and an unfavorable judgment or ruling in this lawsuit could prevent or delay the consummation of the acquisition.

On December 15, 2006, a purported stockholder class action was filed in the Superior Court of the State of California for the County of Alameda against RITA and its directors asserting claims relating to the agreement for our acquisition of RITA. The complaint alleges that, among other things, RITA’s directors engaged in self-dealing and breached their fiduciary duties in connection with the merger agreement. Plaintiff seeks, among other things, unspecified monetary damages, attorneys’ fees and certain forms of equitable relief, including enjoining the consummation of the merger, rescinding the merger agreement and imposing a constructive trust with respect to any payments or awards to be issued to defendants. RITA has obligations under certain circumstances to hold harmless and indemnify each of the RITA directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and RITA’s bylaws and certificate of incorporation. Such obligations may apply to this litigation. An unfavorable outcome in the litigation could prevent or delay our acquisition of RITA and result in substantial costs to RITA.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our initial public offering on Form S-1 (reg. No. 333-113329) was declared effective on May 26, 2004.

The following table sets forth our uses of the net proceeds of the offering from the effective date of the offering to the last day of the fiscal quarter covered by this report:

Initial Public Offering

Use of proceeds

as of December 2, 2006

($ in thousands)

Description	Balance
Receipt of net proceeds of Initial Public Offering and underwriters’ over allotment option	$22,941
Repayment of note payable to E-Z-EM, Inc.	(3,000)
Payment of expenses related to our initial public offering	(1,505)
Payments under a licensing and distribution agreement	(2,393)
Acquisition of patent rights	(2,027)
Deposit for option to purchase Oncobionic, Inc.	(5,157)
Installment payments under a research and distribution agreement	(1,000)

Net proceeds as of December 2, 2006	$7,859

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on October 24, 2006, the following persons were elected as directors of the Company:

Class III Directors: (until the 2009 Annual Meeting)

Eamonn P. Hobbs

Peter J. Graham

David P. Meyers

In this election, 13,994,065, 13,984,477 and 13,953,177 votes were cast for Mr. Hobbs, Mr. Graham and Mr. Meyers, respectively, and 97,284, 106,872 and 138,172 shares were withheld from voting for Mr. Hobbs, Mr. Graham and Mr. Meyers, respectively.

The following directors continue in office for the duration of their terms:

Class I Directors: (until the 2007 Annual Meeting)

Jeffrey G. Gold

Paul S. Echenberg

Dennis S. Meteny

Class II Directors: (until the 2008 Annual Meeting)

Gregory D. Casciaro

Howard W. Donnelly

Robert E. Flaherty

Second, the proposal to amend our 2004 Stock and Incentive Award Plan to increase by 1,000,000 shares the number of shares of our common stock that may be issued under the plan was approved by a vote of 6,813,995 in favor, 2,788,312 against, 45,445 abstentions and 4,443,597 broker non-votes.

Lastly, the action of the audit committee of the Board of Directors in appointing PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2007 was approved by a vote of 13,926,802 in favor, 159,595 against and 4,952 abstentions.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
2.1	Stock Purchase Agreement made and entered into as of October 12, 2006, by and among AngioDynamics, Inc., Oncobionic, Inc. and the shareholders of Oncobionic, Inc. (schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request).

2.2	Agreement and Plan of Merger, dated as of November 27, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to exhibit 2.1 to the Current Report on Form 8-K filed by the registrant with the SEC on November 27, 2006).

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of December 7, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to Annex E of the joint proxy statement filed as part of a registration statement on Form S-4 filed by the registrant with the SEC on December 8, 2006 (File no. 333-139195).

3.1	Certificate of Designation, Preference and Rights of Series A Preferred Stock of AngioDynamics, Inc. (incorporated by reference to exhibit 3.3 to the Current Report on Form 8-K filed by the registrant with the SEC on November 27, 2006).

10.1	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan, as amended (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the SEC on October 27, 2006).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, Inc.
(Registrant)

Date January 11, 2007	/s/ Eamonn P. Hobbs
Eamonn P. Hobbs, President,
Chief Executive Officer

Date January 11, 2007	/s/ Joseph G. Gerardi
Joseph G. Gerardi, Vice President - Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
2.1	Stock Purchase Agreement made and entered into as of October 12, 2006, by and among AngioDynamics, Inc., Oncobionic, Inc. and the shareholders of Oncobionic, Inc. (schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request).

2.2	Agreement and Plan of Merger, dated as of November 27, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to exhibit 2.1 to the Current Report on Form 8-K filed by the registrant with the SEC on November 27, 2006).

2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of December 7, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to Annex E of the joint proxy statement filed as part of a registration statement on Form S-4 filed by the registrant with the SEC on December 8, 2006 (File no. 333-139195).

3.1	Certificate of Designation, Preference and Rights of Series A Preferred Stock of AngioDynamics, Inc. (incorporated by reference to exhibit 3.3 to the Current Report on Form 8-K filed by the registrant with the SEC on November 27, 2006).

10.1	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan, as amended (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed by the registrant with the SEC on October 27, 2006).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002