Form 10-Q
period 2007-03-03
ANGIODYNAMICS INC
filed 2007-04-12
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2007

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

As of April 4, 2007, there were 23,930,686 shares of the issuer’s common stock outstanding.

Angio Dynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 3, 2007	June 3, 2006
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,052	$64,042
Restricted cash	3,416
Marketable securities, at fair value	28,977	25,710
Accounts receivable—trade, net of allowance for doubtful accounts of $1,100 and $430, respectively	18,929	13,486
Inventories, net	27,328	15,968
Deferred income taxes	1,246	822
Prepaid expenses and other	3,271	2,128

Total current assets	121,219	122,156

PROPERTY, PLANT AND EQUIPMENT - AT COST, less accumulated depreciation and amortization	14,369	10,802

DEFERRED INCOME TAXES	14,915	386

INTANGIBLE ASSETS, less accumulated amortization of $1,905 and $1,203, respectively	50,795	3,565

GOODWILL	169,626

NON-REFUNDABLE DEPOSIT	5,139

OTHER ASSETS	1,217	91

TOTAL ASSETS	$377,280	$137,000

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 3, 2007	June 3, 2006
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,848	$5,791
Accrued liabilities	8,283	4,836
Income taxes payable	283
Current portion of long-term debt	300	180

Total current liabilities	15,714	10,807

LONG-TERM DEBT, net of current portion	17,200	2,755

OTHER LONG-TERM LIABILITIES	13,100

Total liabilities	46,014	13,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share - 5,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $.01 per share - 45,000,000 shares authorized; issued and outstanding 23,908,298 shares at March 3, 2007 and 15,469,431 shares at June 3, 2006	239	155
Additional paid-in capital	340,046	120,219
(Accumulated deficit) retained earnings	(8,907)	3,146
Accumulated other comprehensive loss	(112)	(82)

Total stockholders’ equity	331,266	123,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$377,280	$137,000

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006

Net sales	$26,738	$19,785	$71,372	$54,859
Cost of goods sold	10,789	8,237	29,253	22,945

Gross profit	15,949	11,548	42,119	31,914

Operating expenses
Selling and marketing	8,048	5,294	20,467	15,021
General and administrative	13,737	1,919	19,397	5,181
Research and development	14,248	1,446	17,512	4,510

Total operating expenses	36,033	8,659	57,376	24,712

Operating (loss) profit	(20,084)	2,889	(15,257)	7,202
Other income (expenses)
Interest income	1,149	219	3,227	549
Interest expense	(128)	(33)	(191)	(103)
Other income	24	38	227	149

(Loss) income before income tax provision	(19,039)	3,113	(11,994)	7,797
Income tax (benefit) provision	(2,634)	1,233	59	2,969

NET (LOSS) INCOME	$(16,405)	$1,880	$(12,053)	$4,828

(Loss) earnings per common share
Basic	$(0.88)	$.15	$(0.73)	$.39

Diluted	$(0.88)	$.14	$(0.73)	$.37

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Thirty-nine weeks ended March 3, 2007

(unaudited)

(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Total	Comprehensive loss
	Shares	Amount
Balance at June 3, 2006	15,469,431	$155	$120,219	$3,146	$(82)	$123,438
Net loss				(12,053)		(12,053)	$(12,053)
Issuance of common stock in acquisition	7,891,715	79	209,018			209,097
Exercise of stock options	515,260	5	3,549			3,554
Tax benefit on exercise of stock options			2,292			2,292
Issuance of performance shares	8,437		214			214
Purchases of common stock under Employee Stock Purchase Plan	23,455		357			357
Stock-based compensation			2,430			2,430
Implementation of FAS 123R			158			158
Fair value of conversion feature on convertible debt			1,809			1,809
Unrealized gain on marketable securities, net of tax of $22					38	38	38
Unrealized loss on interest rate swap, net of tax of $40					(68)	(68)	(68)

Comprehensive loss							$(12,083)

Balance at March 3, 2007	23,908,298	$239	$340,046	$(8,907)	$(112)	$331,266

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Thirty-nine weeks ended
	March 3, 2007	February 25, 2006
Cash flows from operating activities:
Net (loss) income	$(12,053)	$4,828
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	1,750	756
Amortization of bond discounts and premiums	(211)
Purchased research and development expense	12,100
Tax benefit on exercise of stock options	611	1,339
Gain on sale of marketable securities	(8)	(149)
Deferred income taxes	(4,395)	(64)
Provision for doubtful accounts	290	85
Stock-based compensation	2,430	321
Changes in operating assets and liabilities
Accounts receivable	1,003	(2,338)
Inventories	(4,734)	(2,873)
Prepaid expenses and other assets	52	430
Accounts payable and accrued liabilities	(3,281)	1,905
Other long-term liabilities	9,600
Income taxes payable	283	496

Net cash provided by operating activities	3,437	4,736

Cash flows from investing activities:
Additions to property, plant and equipment	(2,970)	(2,443)
Payment of non-refundable deposit	(5,139)
Increase in restricted cash	(3,416)
Acquisition of business, net of cash acquired	(23,319)
Acquisition of distribution rights		(2,393)
Acquisition of patent rights	(1,532)
Purchases of marketable securities	(51,234)	(18,416)
Proceeds from sale or maturity of marketable securities	48,245	15,516

Net cash used in investing activities	(39,365)	(7,736)

Cash flows from financing activities:
Repayment of long-term debt	(135)	(120)
Issuance of long-term debt	5,000
Payment of deferred financing costs	(190)
Proceeds from exercise of stock options	3,554	1,707
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	357	271
Tax benefit on the exercise of stock options	1,681
Payment of costs relating to issuance of common stock	(329)

Net cash provided by financing activities	9,938	1,858

DECREASE IN CASH AND CASH EQUIVALENTS	(25,990)	(1,142)
Cash and cash equivalents
Beginning of period	64,042	14,498

End of period	$38,052	$13,356

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

(in thousands)

	Thirty-nine weeks ended
	March 3, 2007	February 25, 2006
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$63	$104

Income taxes	$1,346	$938

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of patent rights	$3,500

Issuance of performance shares	$214

Issuance of common stock in acquisition	$209,097

Assumption of debt in acquisition	$11,509

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 3, 2007 and February 25, 2006

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 3, 2007, the consolidated statement of stockholders’ equity and comprehensive loss for the thirty-nine weeks ended March 3, 2007, the consolidated statements of operations for the thirteen and thirty-nine weeks ended March 3, 2007 and February 25, 2006 and the consolidated statements of cash flows for the thirty-nine weeks ended March 3, 2007 and February 25, 2006, have been prepared by the Company without audit. The consolidated balance sheet as of June 3, 2006, was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of March 3, 2007 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 3, 2006, filed by the Company on August 11, 2006. The results of operations for the periods ended March 3, 2007 and February 25, 2006 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements as of and for the thirteen and thirty-nine weeks ended March 3, 2007, include the accounts of AngioDynamics, Inc., and its wholly-owned subsidiaries, Leocor, Inc. (“Leocor”), and Royal I, LLC since January 29, 2007 (collectively, the “Company”). On January 29, 2007, the name of Royal I, LLC was changed to RITA Medical Systems, LLC (see Note B).

The unaudited interim consolidated financial statements as of and for the thirteen and thirty-nine weeks ended February 25, 2006, include the accounts of AngioDynamics, Inc. and Leocor. All significant intercompany balances and transactions have been eliminated.

The Company’s operations are classified in one segment, the manufacture and sale of medical devices, as management of the Company’s products and services follows principally the same marketing, production, and technology strategies. The chief operating decision maker makes decisions based upon one segment.

NOTE B – ACQUISITIONS

RITA Medical Systems, Inc.

On November 27, 2006, the Company, Royal I, LLC, (“Merger Sub”) and RITA Medical Systems, Inc., a Delaware corporation (“RITA”), executed an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company would acquire RITA.

On January 29, 2007, the stockholders of the Company approved the issuance of shares of Company common stock to the stockholders of RITA pursuant to the Merger Agreement. Additionally, the stockholders of RITA adopted the Merger

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE B – ACQUISITIONS – (continued)

Agreement and approved the transactions contemplated thereby (the “Merger”). Immediately following the respective stockholder meetings, the parties consummated the Merger and RITA became a wholly owned subsidiary of the Company. Results of operations for RITA are included in the consolidated financial statements since that date.

At the effective time and as a result of the Merger, each share of common stock of RITA then issued and outstanding, was converted into (i) 0.1722 shares of common stock of the Company and (ii) $0.515 in cash (the “Cash Component”).

As a result of the Merger, the Company issued approximately 7.9 million shares of common stock and assumed outstanding options and other convertible securities, which upon exercise, total an additional 1.9 million shares of common stock. The aggregate fair value of vested stock options of approximately $9.1 million was recorded as part of the purchase price described in Note B, using fair values determined under the Black-Scholes valuation model. Additionally, the Company paid approximately $23.6 million for the Cash Component and the settlement of fractional common shares.

In connection with the Merger, the Company assumed warrants to acquire 2,727,270 RITA shares, which, following the Merger, became exercisable for approximately 469,636 shares of the Company’s common stock at an average price of $20.24 per share, net of the Cash Component. These warrants expire in November 2009. The aggregate fair value with respect to the warrants of approximately $4.5 million was recorded as part of the purchase price described in Note B, using fair values determined under the Black-Scholes valuation model.

The Company acquired RITA for its market position, premium product offerings, and developed and emerging technologies in the fields of vascular access and interventional oncology. The Merger was pursued and completed because the management groups and stockholders of the Company and RITA believe the combined entity will achieve higher sales and profitability than either or both of the pre-merger companies on a stand-alone basis. These factors contributed to a purchase price in excess of the fair value of RITA’s net tangible and intangible assets acquired and, as a result, the Company has recorded goodwill in connection with this transaction. The goodwill has been assigned to the sole reporting unit of the Company.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE B – ACQUISITIONS – (continued)

In certain circumstances, the allocations of the purchase price are based on preliminary estimates and assumptions, such as the valuation of intangible assets, deferred income taxes, and goodwill. The preliminary purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed:

(in thousands)
Current assets	$18,921
Property, plant and equipment	1,638
Deferred tax asset	10,543
Goodwill	169,626
Customer relationships	27,500
Distributor relationships	900
Product technologies	13,900
Trademarks	600
Purchased R&D	12,100
Other assets	1,040

Total assets acquired	256,768

Current liabilities	4,176
Long-term convertible debt	9,700

Total liabilities assumed	13,876

Net assets acquired	$242,892

The fair values of the Company’s common stock issued, the options and warrants assumed, and the fair value of the convertible debt assumed in the acquisition of RITA were calculated using a valuation price of $24.776 per share of the Company’s common stock, which was calculated using the average of the closing market value for two days prior to and two days after the measurement date of January 24, 2007. The purchase price of $242.9 million includes $4.2 million of direct acquisition costs. The product technologies are expected to be amortized over a weighted-average useful life of 11 years. The remaining intangible assets are being amortized over a weighted-average useful life of 7 years. In addition, the Company recorded $169.6 million in non-tax deductible goodwill and approximately $12.1 million of purchased research and development (“purchased R&D”) costs. The Company recorded the purchased R&D charge in research and development expense in its consolidated statements of operations for the thirteen and thirty-nine weeks ended March 3, 2007. The value assigned to purchased R&D was determined by identifying specific R&D projects that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE B – ACQUISITIONS – (continued)

alternative future use and (c) the fair market value was estimable with reasonable reliability. The Company considered a number of factors including comparable transactions, relief from royalty analysis and other discounted cash flow approaches in determining preliminary purchase price allocations.

The purchase price includes $2.7 million of employee severance and relocation costs which were paid during the thirteen and thirty-nine weeks ended March 3, 2007, as well as contract termination costs of $1.5 million which have been included under the heading “Accrued liabilities” in the consolidated balance sheet as of March 3, 2007. Additional costs from the finalization of our integration plan are not expected to be significant, but when they are determined, they will either increase the amount of goodwill recorded or decrease net income, depending on the nature of the costs.

The following pro forma information details the results of operations as if the acquisition of RITA had occurred December 3, 2006 and November 27, 2005, for the thirteen weeks ended March 3, 2007 and February 25, 2006, and June 4, 2006 and May 29, 2005, for the thirty-nine weeks ended March 3, 2007 and February 25, 2006, and is derived from results of the Company for the periods indicated and results of RITA for the three and nine months ended December 31. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisition actually occurred on the dates indicated, or indicative of results that may occur in the future. The pro forma results do not include any operating synergies we expect to realize from offering more products to more customers, purchasing leverage from increased scale, and reduced costs in logistics, marketing, and administration.

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
	(all periods unaudited, in thousands)
Net sales	$36,113	$31,875	$106,452	$90,095

Net loss	$(22,587)	$(11,835)	$(21,702)	$(12,662)

Loss per common share:
Basic and diluted	$(1.21)	$(0.60)	$(1.31)	$(0.64)

An in-process R&D charge of $12.1 million has been included in the proforma results of all periods presented in the table above.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE B – ACQUISITIONS – (continued)

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

Under the Purchase Agreement, the Company has agreed to pay a total purchase price consisting of (i) a fixed purchase price of $25 million, less Oncobionic’s long-term debt as of the closing date of the acquisition (the “Fixed Purchase Price”) and (ii) a contingent purchase price equal to three (3%) percent of net sales (as defined in the Agreement) of any catheter-based products sold by the Company that incorporate Oncobionic’s irreversible electroporation technology (“IRE”) for use in reducing the incidence of restenosis (the recurrence of narrowing or constriction of the arteries) associated with angioplasty procedures. Oncobionic holds a license to such technology under a license agreement with the Regents of the University of California (the “UC License”).

$5.0 million of the Fixed Purchase Price, constituting a non-refundable deposit, was paid by the Company upon the execution of the Purchase Agreement, and together with the costs to execute the agreement of $139,000, has been recorded on the balance sheet under the heading “Non-refundable deposit” as of March 3, 2007. Of the balance of the Fixed Purchase Price, 50% is payable at the closing of the acquisition, 25% is payable six months after the closing, and the remaining 25% is payable 18 months after the closing.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE B – ACQUISITIONS – (continued)

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

Under a commission agreement between Oncobionic and the Agent entered into concurrently with the Purchase Agreement, Oncobionic has agreed to pay the Agent fifty (50%) percent of all license fees and royalties received from any licensee identified by the Agent after payment of all license fees dues under the UC License. Additionally, Oncobionic has agreed to pay the Agent a termination fee equal to fifty (50%) percent of (i) the unconditional, non-refundable, up-front fees and (ii) the guaranteed minimum royalty payments that would have been paid to Oncobionic under a proposed license in excess of the fees due under the UC License, if Oncobionic rejects a bona fide offer by a potential licensee or is otherwise unable in good faith to reach an agreement with a potential licensee.

NOTE C – STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans, exclusive of the stock option plans assumed in connection with the acquisition of RITA and the stock options plans related to the distribution by E-Z-EM, Inc. (“E-Z-EM” or the “Former Parent”) of all of its shares of the Company’s common stock to the E-Z-EM stockholders in October 2004 (the “Spin-off”). These plans provide for the issuance of up to approximately 3.5 million shares of common stock, which includes an additional 1,000,000 shares authorized by the Company’s Board of Directors in August 2006 and approved by the Company’s stockholders in October 2006, for issuance under the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan, (the “2004 Plan”).

In connection with the Spin-off, as of October 29, 2004, all outstanding E-Z-EM options (“E-Z-EM Pre-spin Options”) were adjusted and Company options (the “Mirror Options”) for 421,926 shares of the Company’s common stock, with a weighted average price of $4.22, were issued to E-Z-EM option holders. Mirror Options to acquire 4,886 shares of common stock were outstanding and exercisable as of March 3, 2007.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE C – STOCK-BASED COMPENSATION (continued)

In connection with the acquisition of RITA, the Company assumed all outstanding options to acquire RITA common stock (the “RITA Options”). Upon exercise, the RITA Options will result in the Company issuing approximately 988,815 shares of the Company’s common stock with a weighted average exercise price of $17.30, net of the Cash Component (see Note B). Except for RITA Options that were fully vested due to employee terminations and change-of-control provisions in connection with the completion of the acquisition of RITA, options under these plans maintain their original vesting provisions and generally expire ten years from the original date of grant. The Company does not anticipate future grants will be made under these plans. As of March 3, 2007, RITA Options to acquire 894,313 shares of Company common stock were outstanding, of which RITA Options to acquire 719,415 shares of Company common stock were exercisable.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 4, 2006, the first day of the Company’s 2007 fiscal year. The Company’s consolidated financial statements as of and for the thirteen and thirty-nine weeks ended March 3, 2007, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the thirteen and thirty-nine weeks ended March 3, 2007, was $686,000 and $1,608,000, respectively, net of income taxes of $326,000 and $822,000, respectively. During the thirteen and thirty-nine weeks ended February 25, 2006, compensation expense of $21,000 and $65,000, respectively, was recognized for options granted to consultants. During the thirteen and thirty-nine weeks ended February 25, 2006, $104,000 and $256,000, respectively, was recognized for restricted stock unit and performance share awards granted to employees.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service period in the Company’s consolidated statement of operations. Prior to the adoption of SFAS

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE C – STOCK-BASED COMPENSATION (continued)

123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statements of operations, because the exercise price of the Company’s stock options granted to employees and directors was equal to or exceeded the fair market value of the underlying stock on the date of grant.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the thirty-nine weeks ended March 3, 2007, includes compensation expense for share-based payment awards granted prior to, but not yet vested as of June 3, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to June 3, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to June 4, 2006, forfeitures have been accounted for as they occurred.

For the thirteen and thirty-nine weeks ended March 3, 2007, the Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required by SFAS 123 for periods prior to June 4, 2006. The fair value of share based payment awards on the date of the grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The weighted-average estimated grant-date value of stock options granted, excluding RITA options (see Note B), during the thirteen and thirty-nine weeks ended March 3, 2007 and February 25, 2006 was calculated using the Black-Scholes model with the following weighted-average assumptions:

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE C – STOCK-BASED COMPENSATION (continued)

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006

Stock options granted	88,800	32,150	423,218	338,950
Weighted-average fair value	$12.46	$14.46	$11.27	$12.31

Black-Scholes Assumptions:

Expected stock price volatility	56.3%	53.7%	57.7%	57.0%
Risk-free interest rate	4.8%	4.3%	4.8%	4.1%
Expected term (in years)	4.7	5.0	5.8	4.6
Expected dividend yield	0	0	0	0

The fair value of the RITA options assumed in connection with the acquisition of RITA was calculated using the Black-Scholes model with the following weighted-average assumptions:

Stock options assumed in acquisition	988,815
Weighted-average fair value	$12.63

Black-Scholes Assumptions:

Expected stock price volatility	50.6%
Risk-free interest rate	4.98%
Expected term (in years)	2.6
Expected dividend yield	0

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE C – STOCK-BASED COMPENSATION (continued)

The following table summarizes stock-based compensation in accordance with SFAS 123(R) for the thirteen and thirty-nine weeks ended March 3, 2007, which was allocated as follows:

	Thirteen weeks March 3, 2007	Thirty-nine weeks March 3, 2007
	(in thousands)
Cost of goods sold	$128	$318

Sales and marketing	301	677
General and administrative	409	996
Research and development	174	439

Stock-based compensation expense included in operating expenses	884	2,112

Total stock-based compensation expense	1,012	2,430
Tax benefit	326	822

Stock-based compensation expense, net of tax	$686	$1,608

If the Company had elected to recognize compensation expense for the thirteen and thirty-nine weeks ended February 25, 2006, based upon the fair value at the grant date for options and awards granted under these plans to employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS No. 123, the Company’s pro forma net income and earnings per common share would be as follows:

	Thirteen weeks ended February 25, 2006	Thirty-nine weeks ended February 25, 2006
	(in thousands)
Net income, as reported	$1,880	$4,828
Add total stock-based compensation recorded under intrinsic value based method for all awards, net of tax effects	83	212

Deduct total stock-based compensation under fair value based method for all awards, net of tax effects	(421)	(1,019)

Pro forma net income	$1,542	$4,021

Earnings per common share
Basic – as reported	$.15	$.39
Basic – pro forma	.13	.33
Diluted – as reported	$.14	$.37
Diluted – pro forma	.12	.31

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE C – STOCK-BASED COMPENSATION (continued)

Option Activity

The following schedule summarizes stock option activity as of and for the thirty-nine weeks ended March 3, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at June 3, 2006	1,251,145	$13.23
Assumed in acquisition	988,815	$17.30
Granted	423,218	$20.08
Exercised	(515,260)	$6.89
Forfeited	(19,882)	$21.17

Outstanding as of March 3, 2007	2,128,036	$17.95	7.88 years	$23,388

Exercisable as of March 3, 2007	1,038,907	$16.56	7.58 years	11,526

Expected to vest as of March 3, 2007	889,000	$20.16	8.33 years	9,549

All Company options were granted at exercise prices equal to the quoted market price of the Company’s common stock at the date of the grants. Options under these grants vest 25% per year over four years for employees and 100% after one year for consultants. Initial grants to directors vest 25% per year over four years and subsequent grants to directors vest 33 1/3% per year over three years. All options expire on the tenth anniversary of the grant date. The total intrinsic value of options exercised, excluding Mirror Options, was $2,152,000 and $323,000 for the thirteen weeks ended March 3, 2007 and February 25, 2006, respectively, and $2,484,000 and $807,000 for the thirty-nine weeks ended March 3, 2007 and February 25, 2006, respectively. The Company generally issues authorized but unissued shares upon stock option exercises and the settlement of performance share awards and restricted stock units.

In accordance with the Merger Agreement, the options held by RITA employees became exercisable for shares of the Company’s common stock and a fixed cash component payable to the holder at option exercise (see Note B). Under SFAS 123(R), an exchange of stock-based compensation awards in a business

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE C—STOCK-BASED COMPENSATION (continued)

combination is treated as a modification. Based upon the fact that the receipt of cash is contingent upon the exercise of the option, and not the vesting of such option, the RITA Options were classified as equity. The Company calculated the fair value of the RITA options immediately prior to the modification, utilizing fair value assumptions at the time the merger was being contemplated and the fair value of the replacement awards. It was determined there was no incremental compensation cost required to be recognized for either the vested or unvested options.

Non-Vested Stock Awards

The Company values performance share and restricted stock unit awards based on the closing trading value of the Company’s shares on the date of grant. The Company recognizes the compensation cost related to its non-vested stock awards ratably over the requisite service period, which is consistent with the treatment prior to the adoption of SFAS 123(R). Under APB 25, the performance share and restricted stock unit awards were accrued as vested and recorded in accrued liabilities. During the thirteen weeks ended September 2, 2006, the vested performance shares were issued and the liability for the restricted stock unit awards was reclassified to additional paid-in capital as required by SFAS 123(R). On January 16, 2007, the Company granted restricted stock units to acquire 4,000 shares of Company common stock and performance share awards to acquire 4,000 shares of Company common stock, with a grant date fair value of $24.57 per share, the closing market price on that date.

Information related to non-vested stock awards as of and for the thirty-nine weeks ended March 3, 2007, is as follows:

	Non-Vested Stock Award Units	Weighted Average Grant-Date Fair Value
Balance as of June 3, 2006	67,500	$18.70

Granted	8,000	$24.57

Vested	(8,437)	$18.70

Balance as of March 3, 2007	67,063	$19.40

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE C – STOCK-BASED COMPENSATION (continued)

Unrecognized Compensation Cost

Under the provisions of SFAS 123(R), the Company will recognize the following future expense for awards outstanding as of March 3, 2007:

	Unrecognized Compensation Cost	Weighted Average Remaining Vesting Period (in years)
Stock options	$9,549,000	2.94
Non-vested stock awards	851,000	2.25

	$10,400,000	2.90

Of the $9.5 million of unrecognized stock option compensation cost at March 3, 2007, approximately $2.1 million relates to RITA options. Unrecognized compensation cost for stock options is presented net of 6.9% assumed annual forfeitures.

Employee Stock Purchase Plan

The Stock Purchase Plan provides a means by which employees of the Company (the “participants”) are given an opportunity to purchase common stock of the Company through payroll deductions. The maximum number of shares to be offered under the Stock Purchase Plan is 200,000 shares of the Company’s common stock, subject to any increase authorized by the Board of Directors. Shares are offered through two offering periods, each with a duration of approximately 6 months, commencing on the first business day of the first and third fiscal quarters, and each consisting of two successive three-month purchase periods. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the Board of Directors. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.

The Company uses the Black-Scholes option-pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognizes expense related to shares purchased ratably over the offering period.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE C – STOCK-BASED COMPENSATION (continued)

For the thirteen and thirty-nine weeks ended March 3, 2007, 8,680 and 23,455 shares, respectively, were issued at an average price of $15.43 and $15.24, respectively, under the Stock Purchase Plan. As of March 3, 2007, 143,742 shares remained available for future purchases under the Stock Purchase Plan.

NOTE D – EARNINGS PER COMMON SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share further includes the dilutive effect of potential common stock consisting of stock options, warrants, restricted stock units, and shares issuable upon conversion of convertible debt into shares of common stock, provided that the inclusion of such securities is not antidilutive.

The Company accounts for convertible debt (see Note K) under EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 indicates that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. For the thirteen and thirty-nine weeks ended March 3, 2007, shares issuable upon conversion of convertible debt into 414,476 shares of common stock, with a conversion price of $20.41 per share, have been excluded from the calculation of diluted earnings per share, as their inclusion would not be dilutive.

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Thirteen weeks ended		Thirty-nine weeks ended
	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Basic	18,694,387	12,367,348	16,613,370	12,253,254
Effect of dilutive securities		623,302		655,546

Diluted	18,694,387	12,990,650	16,613,370	12,908,800

Excluded from the calculation of diluted earnings per common share, are options and warrants issued to employees and non-employees to purchase 1,293,372 and 1,182,445 shares of common stock for the thirteen and thirty-nine weeks ended March 3, 2007, respectively, as their inclusion would not be dilutive.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

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

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this adoption will have on the consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE F – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related tax, are as follows:

	March 3, 2007	June 3, 2006
	(in thousands)
Cumulative loss on interest rate swap	$(117)	$(49)
Unrealized holding gain (loss) on marketable securities	5	(33)

Accumulated other comprehensive loss	$(112)	$(82)

NOTE G – MARKETABLE SECURITIES

Marketable securities as of March 3, 2007, consist of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. government agency obligations	$26,516	$11	$(8)	$26,519
Corporate bond securities	2,451	8	(1)	2,458

	$28,967	$19	$(9)	$28,977

Marketable securities as of June 3, 2006 consist of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. government agency obligations	$9,329	$31	$(30)	$9,330
Auction-rate securities	10,000			10,000
Corporate bond securities	6,436	6	(62)	6,380

	$25,765	$37	$(92)	$25,710

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE G – MARKETABLE SECURITIES (continued)

As of March 3, 2007, the Company held 14 securities with a fair value of $6,144,000, that had unrealized losses totaling $9,000. As of June 3, 2006, the Company held 11 securities with a fair value of $8,443,000, that had unrealized losses totaling $92,000. The Company believes that the unrealized losses are the result of temporary market fluctuations. Accordingly, the Company has not recorded any impairment losses related to these investments. During the thirteen and thirty-nine weeks ended March 3, 2007, the Company reclassified $8,000 of unrealized holding gains and $5,000 of unrealized holding losses, net of income taxes, respectively, from accumulated other comprehensive loss to “other income, net,” in the consolidated statement of income as marketable securities were sold or matured.

The amortized cost and fair value of marketable securities as of March 3, 2007, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$21,567	$21,572
Due after one through five years	7,400	7,405

	$28,967	$28,977

NOTE H – INVENTORIES

Inventories consist of the following:

	March 3, 2007	June 3, 2006

	(in thousands)
Finished goods	$15,246	$9,115
Work in process	2,699	2,239
Raw materials	9,383	4,614

	$27,328	$15,968

Reserves for excess and obsolete inventory were $3,968,000 and $1,322,000 at March 3, 2007 and June 3, 2006, respectively.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE I – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested for impairment annually or more frequently if impairment indicators arise. None of the Company’s intangible assets have an indefinite life. Intangible assets with determinable useful lives are amortized over their useful lives on either a straight-line basis or as revenues are earned from the sales of the related products. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

Changes in the carrying amount of goodwill for the thirty-nine weeks ended March 3, 2007, are as follows:

Balance, June 4, 2006	$—
Arising from completed business combinations	169,626

Balance, March 3, 2007	$169,626

The balances of intangible assets are as follows:

	March 3, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Useful Life
	(in thousands)			(years)
Licenses	$2,518	$(132)	$2,386	6.8
Customer relationships	27,500	(308)	27,192	7.4
Distributor relationships	900	(25)	875	3.0
Trademarks	600	(5)	595	10.0
Product technologies	21,182	(1,435)	19,747	10.8

	$52,700	$(1,905)	$50,795

	June 3, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Useful Life
	(in thousands)
Licenses	$2,518	$(105)	$2,413	7.4
Product technologies	2,250	(1,098)	1,152	15.9

	$4,768	$(1,203)	$3,565

Amortization expense was $566,000 and $31,000 for the thirteen weeks ended March 3, 2007 and February 25, 2006, respectively. Amortization expense was $838,000 and $137,000 for the thirty-nine weeks ended March 3, 2007 and February 25, 2006, respectively.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE I – GOODWILL AND INTANGIBLE ASSETS (continued)

Annual amortization of these intangible assets is expected to approximate the following amounts for each of the next five fiscal years:

(in thousands)
2008	$6,423
2009	6,543
2010	6,340
2011	6,412
2012	6,461

NOTE J – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 3, 2007	June 3, 2006

	(in thousands)
Payroll and related expenses	$3,775	$3,203
Sales and franchise taxes	1,431	1,071
Direct acquisition expenses	1,578
Fair value of interest rate swap	186	78
Other	1,313	484

	$8,283	$4,836

NOTE K – LONG TERM DEBT

Taxable Adjustable Rate Notes

In December 2006, the Company closed on the financing for the expansion of its warehouse and manufacturing facility in Queensbury, New York. The expansion is being financed principally with Taxable Adjustable Rate Notes (the “Notes”) issued by the Company aggregating $5,000,000, maturing in December 2026. The Notes were issued under a Trust Agreement by and between the Company and a bank, as trustee (the “Trustee”). The Notes reprice every seven days and are resold by a Remarketing Agent. The Notes bear interest based on the market rate on the date the Notes are repriced and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $55,000. In connection with the issuance of the Notes, the Company entered into a Letter of Credit and Reimbursement Agreement with the Bank that requires the maintenance of a letter of credit for an initial amount of $5,107,000 to support principal and certain interest payments on the Notes and requires payment of an annual fee on the outstanding balance ranging from .75% to 1.35%. The Company also entered into a Remarketing Agreement, pursuant to

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE K – LONG TERM DEBT (continued)

which the Remarketing Agent is required to use its best efforts to arrange for sales of the Notes in the secondary market. The Remarketing Agreement provides for the payment of an annual fee of .1% of the remaining balance.

The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage, interest coverage, and a debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined. As a result of purchased R&D costs described in Note B and the charge recorded related to litigation described in Note M, the Company has not met certain financial covenants contained within the Reimbursement Agreements entered into in connection with the financings closed in December 2006, described above, and September 2002, described in Note J of the Company’s Form 10-K filed on August 11, 2006. The bank has waived such noncompliance. Amounts borrowed under the Reimbursement Agreement are collateralized by the aforementioned letter of credit and all Company assets.

The Company entered into an interest rate swap agreement (the “Swap Agreement”) with the Bank, effective December 2006, with an initial notional amount of $5,000,000, to limit the effect of variability due to interest rates on its rollover of the Notes. The Swap Agreement, which qualifies as a hedge under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement requires the Company to pay a fixed rate of 5.06% and receive payments based on 30-day LIBOR repriced every seven days through December 2016. As of March 3, 2007, since the Swap Agreement is classified as a cash flow hedge, the fair value of $36,000 has been recorded as a component of accrued liabilities, and the accumulated other comprehensive loss related to this swap agreement is $22,000, net of tax benefit.

The Company capitalized certain legal and bank fees incurred in connection with the issuance of the Notes and is amortizing these costs on a straight-line basis over the term of the Notes. As of March 3, 2007, capitalized issuance costs related to these Notes amounted to $188,000, net of amortization expense of $2,000 for the thirteen and thirty-nine weeks ended March 3, 2007, and are recorded as a component of other assets.

Amounts to be paid or received under the Swap Agreement are accrued as interest rates change and are recognized over the life of the Swap Agreement as an adjustment to interest expense.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE K – LONG TERM DEBT (continued)

Convertible Notes

In connection with the acquisition of RITA on January 29, 2007, the Company assumed subordinated Senior Convertible Notes (the “Convertible Notes”) with an aggregate principal amount of $9.7 million. The Convertible Notes are convertible, at any time at such holder’s option, into shares of the Company’s common stock applicable at a conversion price of $20.41 per share of common stock, net of the Cash Component (see Note B), subject to adjustment in certain circumstances including common stock splits or other standard anti-dilution provisions. Until conversion or maturity, the Convertible Notes bear interest at 6.5% per year, payable semi-annually. Absent conversion, the Convertible Notes mature on August 5, 2008 (the “Maturity Date”). If on the Maturity Date, the closing price of the Company’s common stock has been at or above 102% of the then conversion price for at least 10 consecutive business days immediately preceding the Maturity Date, then any remaining principal outstanding under the Convertible Notes shall automatically be converted into the Company’s common stock, subject to certain conditions. The fair value of the conversion feature of the Convertible Notes of $1.8 million was calculated using the intrinsic value method and recorded in goodwill and stockholders’ equity as part of the purchase price described in Note B.

NOTE L – INCOME TAXES

The Company’s benefit and provision for income taxes for the thirteen and thirty-nine weeks ended March 3, 2007, respectively, is based on the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year ended June 2, 2007. Included in net loss for the thirteen and thirty-nine week periods ended March 3, 2007, is a charge of $12.1 million for in-process R&D related to the RITA acquisition, which is not deductible for income tax purposes. Excluding this charge, the Company’s effective income tax rate for the thirteen and thirty-nine weeks ended March 3, 2007, is 38.0% and 55.7%, respectively, compared to 39.6% and 38.1%, respectively, for the thirteen and thirty-nine weeks ended February 25, 2006. The decrease in the effective tax rate for the thirteen weeks ended March 3, 2007, is related to adjustments made to the Company’s fiscal year 2006 income tax returns which were filed in February 2007, as well as additional Qualified Research Expenses and an increased amount of R&D tax credits which are available to the Company subsequent to the acquisition of RITA. The Company’s provision for income taxes for the thirty-nine weeks ended March 3, 2007, is $59,000 on $106,000 of income before taxes and the non-deductible R&D charge.

In conjunction with the acquisition of RITA, at March 3, 2007, the Company has approximately $118.0 million of federal net operating loss carryforwards (“NOL”) that expire in various years from 2008 to 2027. As a result of ownership changes caused by the acquisition of RITA, these net operating losses are subject to Internal Revenue Code (“IRC”) Section 382 limitations, which is expected to significantly limit the Company’s ability to utilize these net operating losses on an annual basis. As a result of a preliminary IRC Section 382

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE L – INCOME TAXES (continued)

analysis, it is estimated that approximately $30.5 million of net operating losses cannot be utilized. The gross deferred income tax asset (“DTA”) related to the NOL reflects this limitation. A complete IRC Section 382 study will be finalized by the end of the fiscal year and any changes that arise from the completed IRC Section 382 study will adjust the purchase accounting associated with the Rita acquisition, and will not affect the income tax provision.

At March 3, 2007, the Company had a net deferred income tax asset of $16.2 million, after recording a valuation allowance of $10.6 million. If the portion of the valuation allowance associated with the acquisition of RITA is reversed in the future, the benefit of any reversal would (a) first be applied to reduce to zero and goodwill related to the acquisition (b) second to reduce to zero other non-current intangible assets related to the acquisition, and (c) third to reduce income tax expense. The valuation allowance reflects management’s estimate of deferred tax assets that will be realized based upon projected future taxable income during the periods in which temporary difference become deductible or net operating losses and tax credits are available.

NOTE M – LITIGATION

Diomed v. AngioDynamics

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

In December 2005, the Company filed a motion for summary judgment of non-infringement in this action. Diomed also moved for summary judgment. On June 26, 2006, the judge assigned to the action issued an Order of Recusal, and the case was assigned to another judge. On August 30, 2006, the Court denied both the Company’s and Diomed’s motions for summary judgment.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE M – LITIGATION

On March 28, 2007, the jury returned a verdict in favor of Diomed and awarded compensatory monetary damages in the amount of $8.36 million, plus pre-judgment interest. The jury concluded, however, that there was no willful infringement by the Company. The Company intends to file a motion to overturn the verdict and, if denied, intends to file an appeal in the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.

The Company purchases the lasers and laser fibers for its laser systems from biolitec Inc. (“biolitec”) under a supply and distribution agreement (the “biolitec Supply Agreement”). Some time ago, biolitec advised the Company that, based on the refinement of the claims in the Diomed action, biolitec believed such claims were not within biolitec’s indemnification obligations under the biolitec Supply Agreement. The Company advised biolitec that it disagreed with biolitec’s position and that the Company expected biolitec to continue to honor its indemnification obligations to the Company under the biolitec Supply Agreement. Pending the outcome of ongoing discussions regarding this issue, biolitec agreed to continue to provide, at its cost and expense, the Company’s defense in the Diomed action. biolitec has recently informed the Company that, as of April 15, 2007, biolitec will terminate any further defense of the Company in this action. As a result of biolitec’s actions, and to protect its own interests, as of April 15, 2007, the Company may need to pay the ongoing defense costs.

The Company will act vigorously to enforce its rights against biolitec under the supply and distribution agreement. However, in the event it is ultimately determined that the claims asserted in this action are not within biolitec’s indemnification obligations under the supply and distribution agreement, the Company may be required to reimburse biolitec for the costs and expenses of defending the Diomed action and may be responsible for paying any settlements or judgments in this action. The Company, therefore, has recorded a charge of $9.6 million, for the amount of the awarded damages and an estimate for court fees and pre-judgment interest, to general and administrative expenses in the consolidated statements of operations for the thirteen and thirty-nine weeks ended March 3, 2007 with a corresponding credit under the heading “Other long-term liabilities” in its consolidated balance sheet as of March 3, 2007.

VNUS Medical Technologies v. Diomed, Vascular Solutions, and AngioDynamics

On October 4, 2005, VNUS Medical Technologies, Inc. (“VNUS”) filed an action against the Company, and others (collectively, the “Defendants”) entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., Diomed Inc., AngioDynamics, Inc., and Vascular Solutions, Inc., case no. C05-02972 MMC, filed in the U.S. District Court for the Northern District of California. The complaint alleges that the Defendants infringed on VNUS’ U.S. patent nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433 by making, using, selling, offering to sell and/or instructing users how to use Diomed’s “EVLT” products, AngioDynamics’ “VenaCure” products, and Vascular Solutions’ “Vari-Lase” products. The complaint alleges the Defendants’ actions have caused, and continue to cause, VNUS to suffer substantial damages. The complaint seeks to prohibit the Defendants from continuing to market and sell these products and asks for compensatory and treble money damages, reasonable attorneys’ fees,

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 3, 2007 and February 25, 2006

(unaudited)

NOTE M – LITIGATION (continued)

costs and pre-judgment and post-judgment interest. The Company believes that its products do not infringe the VNUS patents and has filed an answer to the complaint, including a counterclaim for relief and a demand for jury trial. Progress in this action has not reached a point to assess with any reasonable degree of certainty the likelihood of an unfavorable outcome or an estimate of any potential loss. The Court has set October 2007 for the trial of this action.

The Company purchases the lasers and laser fibers for its laser systems from biolitec under the biolitec Supply Agreement. Although biolitec is not currently paying the costs of defense of the VNUS action as they are incurred, the Company believes that the claims asserted in the VNUS action should be covered by the indemnification provisions in the biolitec Supply Agreement. Should it ultimately be determined that the claims asserted in this action are not within biolitec’s indemnification obligations under the biolitec Supply Agreement, the Company will be unable to recover the costs incurred in defending this action, and may be responsible for paying any settlements or judgments in this action.

Hazel Smart v. St. Mary’s Hospital

The Company was named as a defendant in an action entitled Karen Incardona, Temporary Administrator of the Estate of Hazel Smart v. St. Mary’s Hospital, et al, filed in the District Court of Waterbury, Connecticut, on January 3, 2007. The complaint alleges that the Company and its co-defendant, Medical Components, Inc. (“Medcomp”), manufactured and sold a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The complaint seeks compensatory and other monetary damages in unspecified amounts. Under the Company’s distribution agreement with Medcomp, Medcomp is required to indemnify the Company against all the Company’s costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys’ fees) that relate in any way to products covered by the agreement. The Company tendered the defense of the Smart action to Medcomp, and Medcomp accepted defense of this action. Based upon the Company’s prior experience with Medcomp, the Company expects Medcomp to honor its indemnification obligation if it is unsuccessful in defending this action.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. In some cases, forward-looking statements may be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, “predicts”, “potential”, “continue” or variations of such terms or similar expressions. These statements relate to future events or AngioDynamics’ future financial performance and involve known and unknown risks, uncertainties and other factors that may cause AngioDynamics or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among other things, our ability to develop new products and enhance existing products, our ability to protect our intellectual property, pending and potential intellectual property infringement claims by third parties, our dependence on single source suppliers, our relationships with interventional physicians, possible undetected defects in our products, potential product liability claims by customers or patients, the volatility of our operating results, the effect on our operations of healthcare reform measures, potential declines in reimbursements by government or other third-party payors for procedures using our products, failure to obtain regulatory approvals for our products, a disaster or other disruption at our manufacturing facility or the facilities of our suppliers, our likely need for additional financing to fund any significant acquisitions. We discuss certain of these matters more fully in other of our filings with the SEC, including our Annual Report on Form 10-K for our 2006 fiscal year, which was filed with the SEC on August 11, 2006. This Quarterly Report should be read in conjunction with that Annual Report on Form 10-K, and all our other filings, including Current Reports on Form 8-K, made with the SEC through the date of this report. We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. As a result of these matters, including changes in facts or other factors, the actual circumstances relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this report and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

Overview

AngioDynamics is a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD, and local oncology therapy options for cancer patients, including radiofrequency ablation, or RFA, and systems and embolization products for treating cancerous tumors. We design, develop, manufacture and market a broad line of therapeutic and diagnostic devices that enable interventional physicians (interventional radiologists, vascular surgeons and others) to treat PVD and other non-coronary diseases. We believe that we are the only company whose primary focus is to offer a comprehensive product line for the interventional treatment of PVD.

We sell our broad line of quality devices in the United States through a direct sales force comprised, as of March 3, 2007, of 82 sales representatives, 12 regional managers, three zone directors, and a vice president of sales. We also sell our products indirectly through three distributors. Outside the United States, we sell our products through a direct sales force comprised, as of March 3, 2007, of 11 sales representatives and a vice president of international sales and indirectly through a network of distributors in 101 markets. Historically, less than 5% of our net sales have been in non-U.S. markets.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. In this regard, our strategic plan calls for an annual investment of 8% of sales for research and development activities.

We are also seeking to grow through selective acquisitions of complementary businesses and technologies. In January 2007, we completed the acquisition of RITA. This acquisition creates a diversified medical technology company with a broad line of access, diagnostic and therapeutic products that enable interventional physicians and surgeons to treat peripheral vascular disease and cancerous tumors. Interventional oncology is a large and growing area for our existing customer base and RITA’s leadership position, premium products and excellent reputation fit our strategy perfectly. RITA had a very strong position in vascular access ports, which are an ideal sales fit with our Morpheus® CT PICC and the vascular access port technology we purchased from Medron in May 2006. In addition, our recently acquired irreversible electroporation (IRE) soft tissue ablation technology, which we expect to commercialize in mid-2008, will be complementary to RITA’s diverse offering of local oncology therapies, which include its market-leading RFA systems, Habib SealerTM resection devices and LC BeadsTM for tumor embolization.

Although we completed a public offering of our common stock in fiscal 2006, we used a substantial portion of our available cash in the RITA acquisition and our remaining cash resources are somewhat limited. Except to the extent we can further use our equity securities as acquisition capital, we will require additional equity or debt financing to fund any future significant acquisitions.

Our ability to further increase our profitability will depend in large part on our ability to improve our gross profit margins. Factors such as changes in our product mix, new technologies and unforeseen price pressures may cause our margins to grow at a slower rate than we have anticipated or to decline.

Our fiscal nine months ended March 3, 2007 and February 25, 2006, both represent thirty-nine weeks. The thirty-nine weeks ended March 3, 2007 are referred to as the “fiscal 2007 period” and the thirty-nine weeks ended February 25, 2006 are referred to as the “fiscal 2006 period.” Our fiscal quarters ended March 3, 2007 and February 25, 2006 both represent thirteen weeks. The thirteen weeks ended March 3, 2007 are referred to as the “2007 quarter” and the thirteen weeks ended February 25, 2006 are referred to as the “2006 quarter”.

Recent Developments

Acquisition of RITA Medical Systems, Inc.

On January 29, 2007, we completed the acquisition of RITA. As a result of the acquisition, each outstanding share of common stock of RITA was converted into (i) 0.1722 shares of common stock of AngioDynamics and (ii) $0.515 in cash.

As a result of the Merger, the Company issued approximately 7.9 million shares of common stock and assumed outstanding options and other convertible securities, which upon exercise, total an additional 1.9 million shares of common stock. Additionally, the Company paid approximately $23.6 million in cash to the former stockholders of RITA.

We have accounted for the acquisition of RITA as a purchase under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of RITA were recorded as of the acquisition date, at their respective fair values, and consolidated with those of AngioDynamics. The preparation of the valuation of the fair value of the assets and liabilities of RITA required the use of significant assumptions and estimates, specifically expected future cash flows and the applicable discount rates for the acquired intangibles, Black-Scholes assumptions for the valuation of the exchanged options and warrants, and preliminary estimates for IRC Section 382 limitations for the deferred tax assets. These estimates were based on assumptions that we believed to be reasonable as of the date of acquisition. However, our actual results may differ from these estimates.

RITA’s operating results were consolidated with those of AngioDynamics beginning on the date of the acquisition, January 29, 2007. Since our results are not restated retroactively to reflect the historical financial position or results of RITA, fluctuations in our operating results for the 2007 quarter and the fiscal 2007 period as compared to the prior periods are significantly impacted by the acquisition of RITA. However, we have included supplemental pro forma financial information in NOTE B – ACQUISITIONS to our unaudited consolidated financial statements contained in this quarterly report to give effect to the acquisition as though it had occurred at the beginning of each of the periods presented in this Form 10-Q.

The RITA acquisition enhances our overall competitive position and growth potential. Historically, less than 5% of our total sales have come from non-U.S. markets. Through RITA’s direct international sales force in the United Kingdom, Germany, and France we expect our international sales to increase significantly going forward. We also expect our combined gross profit margins to improve as a result of RITA acquisition, as RITA’s gross profit margins have historically been higher than AngioDynamics’, on a stand-alone basis.

Subsequent to the acquisition, we classify our revenues into two product groups – Interventional Products and Oncology Products. The Interventional Products group includes our angiographic, thrombolytic, dialysis, image-guided vascular access (IGVA), PTA, venous, and drainage products. The Oncology Products group includes the RFA, embolization and surgical resection products acquired in the RITA transaction. RITA’s port product line, hemodialysis catheter, venous catheter, needles, and PICC’s are part of the Interventional Products group.

Facility Expansion

In September 2006, we broke ground on a 36,000 square foot expansion at our Queensbury, N.Y. headquarters. The expansion will include increased warehouse and distribution space to support projected growth in the Company’s core business. The building project, which is expected to be completed in the first quarter of fiscal 2008, will help ensure we have adequate capacity to support our fast-growing customer base.

Financial Summary

For the fiscal 2007 period, we reported a net loss of $12.1 million, or approximately $(0.73) per common share on a basic and diluted basis, on revenues of $71.4 million. For the fiscal 2006 period, we reported net income of $4.8 million, or approximately $0.39 and $0.37 per common share on a basic and diluted basis, respectively, on revenues of $54.9 million. Gross profit percentage improved to 59.01% for the fiscal 2007 period from 58.2% for the fiscal 2006 period. Cash flow from operations was $3.4 million, a decrease of $1.3 million from the fiscal 2006 period.

A significant amount of the expenses we incurred in the fiscal 2007 period related to the acquisition of RITA and were outside the normal course of our operations as a stand-alone company. As required under the rules of purchase accounting, these expenses included an in-process R&D charge of $12.1 million that carries with it no income tax benefit, as well as amortization expense of $273,000 (net of tax of $168,000), on the fair values of the acquired intangible assets and $298,000 of reduced gross margin as a result of the step up in basis and subsequent sale of finished goods inventory we acquired. Additionally, we incurred non-capitalizable integration and restructuring costs of $534,000, net of tax of $327,000.

We also incurred expenses related to an unfavorable verdict in a legal action. The Company recorded a charge of $9.6 million ($6.0 million, net of tax), for the amount of the awarded damages and an estimate for court fees and pre-judgment interest, to general and administrative expenses in the consolidated statements of operations for the thirteen and thirty-nine weeks ended March 3, 2007.

On June 4, 2006, we adopted FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires share-based compensation to be recognized in the consolidated income statement based on their fair values. We adopted SFAS 123(R) using the modified-prospective method and, accordingly, have not adjusted our historical financial statements to reflect the impact of stock-based compensation expense. For the fiscal 2007 period, we incurred stock-based compensation expense under the provisions of SFAS 123R of $1,608,000, net of income taxes of $822,000.

Without the impact of the costs related to the acquisition of RITA as described above, stock-based compensation expense recorded under SFAS 123R, and a compensatory damage award incurred in litigation, our non-GAAP adjusted income for the fiscal 2007 period would have been $8.6 million, or $0.52 and $0.51 per basic and diluted share, respectively. Non-GAAP adjusted income for the fiscal 2006 period was $5.0 million, or $0.41 and $0.39 per basic and diluted share, respectively.

Reconciliation of net (loss) income to adjusted income:

	Thirty-nine weeks ended
	March 3, 2007	February 25, 2006
NET (LOSS) INCOME	$(12,053)	$4,828

Stock-based compensation	2,430	321
In-process R&D expense	12,100
Compensatory damage award	9,600
Amortization of acquired assets	739
Acquisition-related expenses	861

Adjusted income before taxes	13,677	5,149

Effect of income taxes	(5,077)	(122)

Adjusted income	$8,600	$5,027

Adjusted income per common share
Basic	$.52	$.41

Diluted	$.51	$.39

Weighted Average Common Shares
Basic	16,613,370	12,253,254
Diluted	16,924,300	12,908,800

Management uses non-GAAP measures to establish operational goals, and believes that non-GAAP measures may assist investors in analyzing the underlying trends in the Company’s business over time. Investors should consider these non-GAAP measures in addition to, not as a substitute for or as superior to, financial reporting measures prepared in accordance with GAAP. In this Quarterly Report on Form 10-Q, the Company has reported a non-GAAP measure, adjusted income, which excludes certain expenses relating to the acquisition of RITA Medical, Inc. and stock-based compensation expense, and compensatory damage awards incurred in litigation, but includes assumed taxes on net income using a 38% tax rate, where applicable. Management uses the adjusted income measure in its internal analysis and review of operational performance. Management includes these expenses in its cash projections. Management believes that this adjusted net income measure provides investors with useful information in comparing the Company’s performance over different periods, particularly when comparing this period to periods in which the Company did not incur any expenses relating to these items. By using this non-GAAP measure management believes that investors get a better picture of the performance of the Company’s underlying business. Management encourages investors to review the Company’s net loss prepared in accordance with GAAP to understand the Company’s performance taking into account all relevant factors, including those that may only occur from time to time and have a material impact on the Company’s financial results.

Results of Operations

Thirteen weeks ended March 3, 2007 and February 25, 2006

The following table sets forth certain operational data as a percentage of sales for the thirteen weeks ended March 3, 2007 and February 25, 2006.

	Thirteen weeks ended
	March 3, 2007	February 25, 2006
Net Sales	100.0%	100.0%
Gross profit	59.7%	58.4%
Selling and marketing expenses	30.1%	26.8%
General and administrative expenses	51.4%	9.7%
Research and development expenses	53.3%	7.3%
Operating (loss) profit	(75.1)%	14.6%
Other income	3.9%	1.1%
Net (loss) income	(61.4)%	9.5%

Net Sales. Net sales for the 2007 quarter increased by 35.1%, or $7.0 million, to $26.7 million, compared with the 2006 quarter. The increase in sales was primarily due to continued growth from new products released in, or subsequent to, the 2006 quarter, continuing market share gains of our existing product lines, and sales of products acquired in the RITA transaction from January 29, 2007, to the end of the 2007 quarter. Sales of interventional products increased by 24.0%, or $4.8 million, to $24.5 million, due to increased sales of the Morpheus® CT PICC, the TOTAL AbscessionTM drainage catheter, the DuraFlow dialysis catheter, Sotradecol®, and the Vortex® family of vascular access ports. Sales of oncology products were $2.2 million, consisting primarily of sales of radiofrequency ablation (RFA) products and sales of the HABIB 4XTM resection device. There were no sales of port or oncology products in the prior period, as they were previously sold by RITA. Substantially all of the increase in our sales was due to increased unit sales, with less than 1% of the increase attributable to price increases.

Gross Profit. For the 2007 quarter, our gross profit as a percentage of sales increased to 59.7% from 58.4% for the 2006 quarter. The increase in gross profit percentage was primarily the result of a favorable product mix from increased sales of higher margin products, such as our Total Abscession drainage catheter, the HABIB resection device, RFA electrodes, and the Morpheus CT PICC, offset by increased sales of Sotradecol, which carries a lower gross margin. Gross profit includes the effect of stock-based compensation expense recorded under SFAS 123(R) of $128,000, or approximately 50 basis points, for the 2007 quarter. Stock-based compensation expense charged against gross profit for the 2006 quarter totaled $13,000.

Selling and marketing expenses. Selling and marketing expenses were 30.1% of net sales for the 2007 quarter, compared with 26.8% for the 2006 quarter. For the 2007 quarter, these expenses increased 52.0%, or $2.8 million, compared with the 2006 quarter. Selling expenses increased 34.0%, or $1.3 million, due primarily to the acquisition of RITA and its 44-person sales staff, as well as stock-based compensation. Marketing expenses increased 71.3%, or $956,000, also primarily due to the acquisition of RITA and tradeshow expenses. Selling and marketing expenses included stock-based compensation expense recorded under SFAS 123(R) of $301,000, or 1.1% of sales, for the 2007 quarter. Stock-based compensation expense included in selling and marketing expenses for the 2006 quarter was $28,000, a negligible percentage of sales.

General and administrative expenses. General and administrative expenses were 51.4% of net sales for the 2007 quarter, compared with 9.7% for the 2006 quarter. For the 2007 quarter, these expenses increased 615.8%, or $11.8 million, partially due to a compensatory damage award and related charges, totaling $9.6 million, incurred as a result of an unfavorable verdict in a legal action, personnel and administrative expenses from the acquisition of RITA, stock-based compensation, amortization expense on the stepped-up basis of intangible assets acquired in the RITA transaction, and travel and administrative costs associated with our recent acquisition and integration activities. General and administrative expenses included stock-based compensation expense recorded under SFAS 123(R) of $409,000, or 1.5% of sales, for the 2007 quarter. Stock-based compensation expense included in general and administrative expenses for the 2006 quarter was $38,000, a negligible percentage of sales.

Research and development expenses. Research and development (R&D) expenses were 53.3% of net sales for the 2007 quarter, compared to 7.3% for the 2006 quarter. R&D expenses increased by 885.3%, or $12.8 million, due primarily to an in-process R&D charge of $12.1 million in connection with the acquisition of RITA. Other increases are expenses associated with ongoing projects. R&D expenses include stock-based compensation expense recorded under SFAS 123(R) of $174,000, or 0.7% of sales, for the 2007 quarter. Stock-based compensation expense included in R&D expenses for the 2006 quarter was $47,000, or 0.2% of sales.

Other Income (Expenses). Other income increased $821,000 to $1.0 million for the 2007 quarter, due primarily to an increase in interest income. Both an increase in our investment portfolio, most notably from the proceeds of our public offering in May 2006, and higher yields contributed to this increase.

Income Taxes. Our benefit for income taxes for the 2007 quarter was $2.6 million compared to a provision of $1.2 million in the 2006 quarter. The in-process R&D charge of $12.1 million, which is non-deductible for income tax purposes, had a significant impact on our effective tax rate. Without this charge, our effective tax rate for the 2007 quarter was 38.0% compared to 39.6% for the 2006 quarter. The decrease is attributable to adjustments made in conjunction with finalizing our fiscal year 2006 income tax returns, which were filed in February 2007, additional Qualified Research Expenses and an increased amount of R&D tax credits that were available to us subsequent to the acquisition of RITA.

Net (Loss) income. For the 2007 quarter, we reported a net loss of $(16.4) million, a decrease of $18.3 million, from net income of $1.9 million for the 2006 quarter. The decrease in net income was attributable primarily to an in-process R&D charge of $12.1 million and other acquisition and integration expenses incurred in conjunction with our acquisition of RITA, a compensatory damage award and related charges, totaling $9.6 million, incurred as a result of an unfavorable verdict in the Diomed legal action, and stock-based compensation. These expenses, as well as an increase in normal operating expenses, offset our increased sales, higher gross profit, and increased investment income. Net loss includes stock-based compensation expense recorded under SFAS 123(R) of $686,000, or 2.6% of sales, for the 2007 quarter. Stock-based compensation expense included in net income for the 2006 quarter was $78,000, or 0.3% of sales.

Thirty-nine weeks ended March 3, 2007 and February 25, 2006

The following table sets forth certain operational data as a percentage of sales for the thirty-nine weeks ended March 3, 2007 and February 25, 2006.

	Thirty-nine weeks ended
	March 3, 2007	February 25, 2006
Net Sales	100.0%	100.0%
Gross profit	59.0%	58.2%
Selling and marketing expenses	28.7%	27.5%
General and administrative expenses	27.2%	9.4%
Research and development expenses	24.5%	8.2%
Operating (loss) profit	(21.4)%	13.1%
Other income (expense)	4.6%	1.1%
Net (loss) income	(16.9)%	8.8%

Net Sales. Net sales for the fiscal 2007 period increased by 30.1%, or $16.5 million, to $71.4 million, compared to the fiscal 2006 period. The increase in sales was primarily due to the continued growth from new products released in, or subsequent to, the fiscal 2006 period, the continuing market share gains of our existing product lines, and sales of products acquired in the RITA transaction from January 29, 2007, to the end of the fiscal 2007 period. Sales of interventional products increased by 26.2%, or $14.3 million, to $69.2 million, due to increased sales of the Morpheus CT PICC, the TOTAL Abscession drainage catheter, the VenaCureTM procedure kit, the DuraFlow dialysis catheter, Sotradecol, and the Vortex family of vascular access ports. Sales of oncology products were $2.2 million, consisting primarily of sales of RFA products and sales of the HABIB 4X resection device. There were no sales of port or oncology products in the prior period, as they were previously sold by RITA. Substantially all of the increase in our sales was due to increased unit sales, with less than 1% of the increase attributable to price increases.

Gross Profit. For the fiscal 2007 period, gross profit as a percentage of sales increased to 59.0% from 58.2% for the fiscal 2006 period. The increase in gross profit percentage was primarily the result of a favorable product mix from increased sales of higher margin products, such as our Total Abscession drainage catheter, the HABIB resection device, RFA electrodes, the VenaCure® procedure kit, and the Morpheus CT PICC, offset by increased sales of Sotradecol®, which carries a lower gross margin. Gross profit includes the effect of stock-based compensation expense recorded under SFAS 123(R) of $318,000, or approximately 50 basis points, for the fiscal 2007 period. Stock-based compensation expense charged against gross profit for the fiscal 2006 period totaled $31,000.

Selling and marketing expenses. Selling and marketing expenses were 28.7% of net sales for the fiscal 2007 period, compared to 27.5% for the fiscal 2006 period. For the fiscal 2007 period, selling and marketing expenses increased 36.3%, or $5.4 million, compared to the fiscal 2006 period. Selling expenses increased 22.1%, or $3.4 million, due primarily to the acquisition of RITA and its 44-person sales staff, personnel expenses related to an increase in the number of sales territories prior to the acquisition, commissions on higher sales, and stock-based compensation. Marketing expenses increased 53.6%, or $2.0 million, due to increased personnel expenses, product promotions, tradeshow expenses. Selling and marketing expenses included stock-based compensation expense recorded under SFAS 123(R) of $677,000, or 0.9% of sales, for the fiscal 2007 period. Stock-based compensation expense included in selling and marketing expenses for the fiscal 2006 period was $71,000, or 0.1% of sales.

General and administrative expenses. General and administrative expenses were 27.2% of net sales for the fiscal 2007 period, compared to 9.4% for the fiscal 2006 period. For the fiscal 2007 period these expenses increased 274.4%, or $14.2 million, partially due to a compensatory damage award and related charges, totaling $9.6 million, incurred as a result of an unfavorable verdict in a legal action, personnel and administrative expenses from the acquisition of RITA, stock-based compensation, amortization expense on the stepped-up basis of intangible assets acquired in the RITA transaction, and travel and administrative costs associated with our recent acquisition and integration activities. General and administrative expenses included stock-based compensation expense recorded under SFAS 123(R) of $996,000, or 1.4% of sales, for the fiscal 2007 period. Stock-based compensation expense included in general and administrative expenses for the fiscal 2006 period was $98,000, or 0.2% of sales.

Research and development expenses. Research and development (R&D) expenses were 24.5% of net sales for the fiscal 2007 period, compared to 8.2% for the fiscal 2006 period. R&D expenses increased by 288.3%, or $13.0 million, due primarily to an in-process R&D charge of $12.1 million in connection with the acquisition of RITA. Other increases are expenses associated with ongoing projects. R&D expenses include stock-based compensation expense recorded under SFAS 123(R) of $439,000, or 0.6% of sales, for the fiscal 2007 period. Stock-based compensation expense included in R&D expenses for the fiscal 2006 period was $121,000, or 0.2% of sales.

Other Income (Expenses). Other income increased $2.7 million to $3.3 million for the fiscal 2007 period, due primarily to an increase in interest income. Both an increase in our investment portfolio and higher yields contributed to this increase.

Income Taxes. Our provision for income taxes for the fiscal 2007 period was $59,000 compared to $3.0 million in the fiscal 2006 period. A significant decrease in taxable income and the in-process R&D charge of $12.1 million, which is non-deductible for income tax purposes, had a significant impact on our effective tax rate. Without this charge, our effective tax rate for the fiscal 2007 period was 55.7% compared to 38.1% for the fiscal 2006 period. The increase is primarily attributable to the lack of significant taxable income for the fiscal 2007 period.

Net Loss. For the fiscal 2007 period, we reported a net loss of $12.1 million, a decrease of $16.9 million, from the fiscal 2006 period. The decrease in net income was attributable primarily to an in-process R&D charge of $12.1 million and other acquisition and integration expenses incurred in conjunction with our acquisition of RITA, a compensatory damage award and related charges, totaling $9.6 million, incurred as a result of an unfavorable verdict in a legal action, and stock-based compensation. These expenses, as well as an increase in normal operating expenses, offset our increased sales, higher gross profit, and increased investment income. Net loss includes the effect of stock-based compensation expense recorded under SFAS 123(R) of $1.6 million, or 2.3% of sales, for the fiscal 2007 period. Stock-based compensation expense included in net income for the fiscal 2006 period was $199,000, or 0.4% of sales.

Liquidity and Capital Resources

For the fiscal 2007 period, we financed our operations primarily through cash flow from operations and the proceeds of our public offerings in 2004 and 2006. In conjunction with our acquisition of RITA, we used $30.5 million of the proceeds from our public offerings to pay a portion of the purchase price and direct acquisition expenses. At March 3, 2007, $67.0 million, or 17.5%, of our assets consisted of cash, cash equivalents and marketable securities. Marketable securities are comprised of U.S. government issued or guaranteed securities and corporate bonds. We also held $3.4 million of restricted cash in connection with our warehouse and manufacturing facility expansion. Our current ratio was 7.7 to 1, with net working capital of $105.5 million, at March 3, 2007, compared to a current ratio of 11.3 to 1, with net working capital of $111.3 million, at June 3, 2006. At March 3, 2007, total debt was $17.5 million, comprised of short and long-term bank debt of $7.8 million for financing our facility expansions in Queensbury, New York, and $9.7 million of convertible debt. Other long-term liabilities consisted of $3.5 million for a future payment due on our asset purchase agreement with Medron, Inc. and $9.6 million for damages assessed in a patent infringement action. Total debt was $2.9 million at June 3, 2006.

We generated cash flow from operations of $3.4 million on a net loss of $12.1 million for the fiscal 2007 period. Non-cash expenses for in-process R&D of $12.1 million, depreciation and amortization of $1.8 million, and stock-based compensation of $2.4 million, and decreases to accounts receivable of $1.0 million were offset by increases to accounts payable, accrued liabilities, long-term liabilities, and inventory, to support the growth in net sales, aggregating $17.6 million.

For the fiscal 2007 period, our investing activities used net cash of $39.4 million, primarily due to the cash used in the acquisition of RITA of $23.3 million, net of cash acquired. We also had a net use of cash from investment purchases and sales of $3.0 million, non-refundable deposits associated with a potential acquisition of $5.1 million, an installment payment under an asset purchase agreement for $1.5 million, an increase in restricted cash to fund the expansion of our warehouse of $3.4 million, and equipment purchases totaling $3.0 million.

Financing activities provided net cash of $10.0 million for the fiscal 2007 period. We received proceeds of $4.8 million from the issuance long-term debt of $5.0 million, net of the payment of deferred financing costs of $190,000. Proceeds and associated tax benefit from the exercise of stock options totaled $5.4 million and proceeds from the issuance of common stock under our employee stock purchase plan were $357,000, offset by the payment of costs relating to our public stock offering totaling $329,000, and principal payments on our long-term debt of $135,000.

Our contractual obligations and their effect on liquidity and cash flows have changed substantially from what we previously disclosed in our Annual Report on Form 10-K for our fiscal year ended June 3, 2006. During the fiscal 2007 period, we made an installment payment under an asset purchase agreement to acquire patent rights from Medron, Inc. Having made this payment, we are contractually obligated under the agreement to pay Medron an additional $3.5 million upon the earlier to occur of the two-year anniversary of the effective date of the agreement (May 1, 2008) and our first commercial sale of the product under the agreement. The amount of this future payment has been included on our balance sheet under “Intangible Assets” with a corresponding credit to “Other long-term liabilities” at March 3, 2007.

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

As a result of purchased R&D costs described in Note B and the charge recorded related to litigation described in Note M, we have not met certain financial covenants contained within the Reimbursement Agreements entered into in connection with the financings closed in December 2006, described above, and September 2002, described in Note J of the Company’s Form 10-K filed on August 11, 2006. The bank has waived such noncompliance.

In connection with the acquisition of RITA on January 29, 2007, we assumed subordinated Senior Convertible Notes (the “Convertible Notes”) with an aggregate principal amount of $9.7 million. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion price of $20.41 per share of common stock, net of the Cash Component (see Footnote B to the consolidated financial statements), subject to adjustment in certain circumstances including common stock splits or other standard anti-dilution provisions. Until conversion or maturity, the Convertible Notes bear interest at 6.5% per year, payable semi-annually. Absent conversion, the Convertible Notes mature on August 5, 2008 (the “Maturity Date”). If on the Maturity Date, the closing price of the Company’s common stock has been at or above 102% of the then conversion price for at least 10 consecutive business days immediately preceding the Maturity Date, then any remaining principal outstanding under the Convertible Notes shall automatically be converted into the Company’s common stock, subject to certain conditions.

As previously disclosed, On March 28, 2007, the jury in the Diomed v. AngioDynamics action returned a verdict in favor of Diomed and awarded compensatory monetary damages in the amount of $8.36 million. The jury concluded, however, that there was no willful infringement by us. We intend to file a motion to overturn the verdict and, if denied, intend to file an appeal in the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. We purchase the lasers and laser fibers for our laser systems from biolitec under the biolitec Supply Agreement. biolitec has been providing, at its cost and expense, our defense in this action. However, biolitec has recently informed us that, as of April 15, 2007, biolitec will terminate any further defense of us in this action. We will act vigorously to enforce our rights against biolitec to honor its obligations under the biolitec Supply Agreement. However, in the event it is ultimately determined that the claims asserted in this action are not within biolitec’s indemnification obligations under the biolitec Supply Agreement, we may be required to reimburse biolitec for the costs and expenses of defending the Diomed action and may be responsible for paying any settlements or judgments in this action. We, therefore, have recorded a charge of $9.6 million, for the amount of the awarded damages and an estimate for court fees and pre-judgment interest, to general and administrative expenses in the consolidated statements of operations for the thirteen and thirty-nine weeks ended March 3, 2007 with a corresponding credit under the heading “Other long-term liabilities” in our consolidated balance sheet as of March 3, 2007.

In October 2006, we entered into a Stock Purchase Agreement with Oncobionic that will require the use of a significant portion of our cash and investment balances. Under the terms of our Stock Purchase Agreement with Oncobionic, $10 million of the remaining Fixed Purchase Price is payable at the closing of the acquisition, $5,000,000 is payable six months after the closing, and the remaining $5,000,000 is payable 18 months after the closing. The closing of the acquisition is subject to Oncobionic’s successful performance and completion of human use tests confirming the acute efficacy of IRE in ablating prostate cancer. We expect the results of these tests to be available within the next 12 months.

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

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of income. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. As of March 3, 2007, our valuation allowance and net deferred tax asset were approximately $10.6 million and $16.2 million, respectively. The deferred tax asset includes net operating losses acquired as part of the Rita Acquisition. These losses could be significantly limited under Internal Revenue Code (“IRC”) Section 382. Preliminary analysis of Rita’s ownership changes as defined in IRC Section 382 show that approximately $30.5 million of net operating loss will not be able to be utilized due to limitations. The gross DTA related to the NOL reflects this limitation. A complete IRC Section 382 study will be finalized by the end of the fiscal year. Any changes that arise from the completed IRC Section 382 study will adjust the purchase accounting associated with the Rita acquisition, and not will affect the income tax provision. We have a tax allocation and indemnification agreement with E-Z-EM with whom we have filed consolidated Federal tax returns for periods through October 30, 2004. Under this agreement, we paid Federal income tax based on the amount of taxable income we generated and were credited for Federal tax benefits we generated that were used by us or other members of the consolidated group. This agreement does not cover tax liabilities arising from state, local and other taxing authorities to whom we report separately.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of March 3, 2007 and June 3, 2006, our reserve for excess and obsolete inventory was $4.0 million and $1.3 million, respectively.

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

Goodwill and Intangible Assets

Intangible assets other than goodwill are amortized over their estimated useful lives, which range between three and nineteen years, on either a straight-line basis or as revenues are earned from the sales of the related products. We periodically review the estimated useful lives of our intangible assets and review such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Our determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

For goodwill, the evaluation requires a comparison of the estimated fair value of the reporting unit to which the goodwill is assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of the reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge.

Our determination of impairment is based on estimates of future cash flows. We will test goodwill for impairment during the third quarter of every fiscal year, and when an event occurs or circumstances change such that it is reasonably possible that impairment exists. Events that could, in the future, result in impairment include, but are not limited to, sharply declining sales for a significant product or in a significant geographic region.

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

For the fiscal 2007 period, we recognized stock-based compensation expense of $2,430,000 before-tax ($1,608,000 net of income taxes, or $0.10 per diluted share). This stock-based compensation expense included expense associated with non-vested stock awards of $88,000 ($55,000 net of income taxes, or less than $0.01 per diluted share).

Under the provisions of SFAS 123(R), we will recognize the following future expense for awards granted as of March 3, 2007:

	Unrecognized Compensation Cost	Weighted- Average Remaining Vesting Period (in years)
Stock options	$9,549,000	2.94
Non-vested stock awards	851,000	2.25

	$10,400,000	2.90

Unrecognized compensation cost for stock options is presented net of 6.9% assumed annual forfeitures.

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

The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 93.1% of our options will actually vest, and we have therefore applied a 6.9% annual forfeiture rate in determining the stock-based compensation charge recorded. We will re-evaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

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

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this adoption will have on our consolidated financial statements.

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

Our excess cash is primarily invested in highly liquid, short-term, investment grade securities with maturities of less than one year. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and debt securities and therefore affect our cash flows and results of operations. As of March 3, 2007, we were exposed to interest rate change market risk with respect to our investments in callable U.S. government corporation and agency obligations in the amount of $6,150,000. The bonds bear interest at a floating rate established weekly. For the fiscal 2007 period, the after-tax interest rate on the bonds approximated 4.7%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $61,500 on an annual basis.

At March 3, 2007, we maintained variable interest rate financing of $7.8 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into two interest rate swap agreements with a bank under which we agreed to pay the bank a fixed annual interest rate of 4.45% and 5.06%, respectively, and the bank assumed our variable interest payment obligations under the financing.

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

Changes in Internal Control over Financial Reporting

As a result of our acquisition of RITA during the fiscal quarter ended March 3, 2007, our internal control over financial reporting now includes the controls of RITA. Due to the timing of the acquisition, it will not be possible to complete our assessment of RITA’s internal control over financial reporting by the end of our 2007 fiscal year. As permitted under SEC rules, management intends to exclude this acquired business from management’s report on internal control over financial reporting for the fiscal year ending June 3, 2007.

AngioDynamics, Inc. and Subsidiary

Part II: Other Information

Item 1.	Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our annual report on Form 10-K for the fiscal year ended June 3, 2006.

We were named as a defendant in an action entitled Karen Incardona, Temporary Administrator of the Estate of Hazel Smart v. St. Mary’s Hospital, et al, filed in the District Court of Waterbury, Connecticut, on January 3, 2007. The complaint alleges that we and our co-defendant, Medical Components, Inc. (“Medcomp”), manufactured and sold a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The complaint seeks compensatory and other monetary damages in unspecified amounts. Under our distribution agreement with Medcomp, Medcomp is required to indemnify us against all our costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys’ fees) that relate in any way to products covered by the agreement. We tendered the defense of the Smart action to Medcomp, and Medcomp accepted defense of this action. Based upon our prior experience with Medcomp, we expect Medcomp to honor its indemnification obligation if it is unsuccessful in defending this action.

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

On March 28, 2007, the jury returned a verdict in favor of Diomed and awarded compensatory monetary damages in the amount of $8.36 million. The jury concluded, however, that there was no willful infringement by us. We intend to file a motion to overturn the verdict and, if denied, intend to file an appeal in the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.

We purchase the lasers and laser fibers for our laser systems from biolitec under the biolitec Supply Agreement. Some time ago, biolitec advised us that, based on the refinement of the claims in the Diomed action, biolitec believed such claims were not within biolitec’s indemnification obligations under the biolitec Supply Agreement. We advised biolitec that we disagreed with biolitec’s position and that we expected biolitec to continue to honor its indemnification obligations to us under the biolitec Supply Agreement. Pending the outcome of ongoing discussions regarding this issue, biolitec agreed to continue to provide, at its cost and expense, our defense in the Diomed action. biolitec has recently informed us that, as of April 15, 2007, biolitec will terminate any further defense of us in this action. As a result of biolitec’s actions, and to protect our own interests, as of April 15, 2007, we may need to pay the ongoing defense costs.

We will act vigorously to enforce our rights against biolitec to honor its obligations under the biolitec Supply Agreement. However, in the event it is ultimately determined that the claims asserted in this action are not within biolitec’s indemnification obligations under the biolitec Supply Agreement, we may be required to reimburse biolitec for the costs and expenses of defending the Diomed action and may be responsible for paying any settlements or judgments in this action. Therefore, we have recorded a charge of $9.6 million, for the amount of the awarded damages and an estimate for court fees and pre-judgment interest, to general and administrative expenses in the consolidated statements of operations for the thirteen and thirty-nine weeks ended March 3, 2007 with a corresponding credit under the heading “Other long-term liabilities” in our consolidated balance sheet as of March 3, 2007.

We are party to other legal actions that arise in the ordinary course of our business. We believe that any liability resulting from any such currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business, financial position, or results of operations.

Item 1A.	Risk Factors

Except as described in the following risk factor, there have been no material changes from the risk factors disclosed in Part I. Item 1A, of our annual report on Form 10-K for our fiscal year ended June 3, 2006.

We may not realize all of the anticipated benefits of our acquisition of RITA.

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

Our initial public offering on Form S-1 (reg. No. 333-113329) was declared effective on May 26, 2004.

The following table sets forth our uses of the net proceeds of the offering from the effective date of the offering to the last day of the fiscal quarter covered by this report:

Initial Public Offering

Use of proceeds

as of March 3, 2007

($ in thousands)

Description	Balance
Receipt of net proceeds of Initial Public Offering and underwriters’ over allotment option	$22,941
Repayment of note payable to E-Z-EM, Inc.	(3,000)
Payment of expenses related to our initial public offering	(1,505)
Payments under a licensing and distribution agreement	(2,393)

Acquisition of patent rights	(2,027)

Deposit for option to purchase Oncobionic, Inc.	(5,157)

Payment made in conjunction with the acquisition of RITA	(7,859)

Installment payments under a research and distribution agreement	(1,000)

Net proceeds as of March 3, 2007	$0

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters to a Vote of Security Holders

On January 29, 2007, the Company held a special meeting of the stockholders to consider and vote upon a proposal to approve the issuance of shares of Company common stock, pursuant to the Merger Agreement.

At the special meeting, 11,876,765 shares of Company common stock were voted “FOR” the proposal, 21,982 were voted “AGAINST” the proposal, and 23,314 shares “ABSTAINED” from voting.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description
2.1	Agreement and Plan of Merger, dated as of November 27, 2006, by and among by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc., which is incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 8, 2006

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated December 7, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc., which is incorporated by reference to Annex E to the Company’s Registration Statement on Form S-4, filed with the SEC on December 8, 2006

2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of January 16, 2007 which is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2006

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, Inc.
(Registrant)

Date April 12, 2007	/s/ Eamonn P. Hobbs
Eamonn P. Hobbs, President, Chief Executive Officer

Date April 12, 2007	/s/ Joseph G. Gerardi
Joseph G. Gerardi, Vice President - Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
2.1	Agreement and Plan of Merger, dated as of November 27, 2006, by and among by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc., which is incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on December 8, 2006

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated December 7, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc., which is incorporated by reference to Annex E to the Company’s Registration Statement on Form S-4, filed with the SEC on December 8, 2006

2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of January 16, 2007 which is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2006

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002