Form 10-K
ANGIODYNAMICS INC
filed 2007-08-14
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 2, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of December 2, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $285,492,000, computed by reference to the last sale price of the common stock on that date as reported by The Nasdaq National Market.

As of July 31, 2007, there were 23,963,866 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders to be held October 22, 2007 are incorporated by reference in Part III of this Form 10-K Report.

AngioDynamics, Inc. and Subsidiaries

Part I

Item 1. Business

(a) General Development of Business

Overview

We are a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD, and local oncology therapy options for treating cancer, including radiofrequency ablation, or RFA, and systems and embolization products for treating cancerous tumors. We design, develop, manufacture and market a broad line of therapeutic and diagnostic devices that enable interventional physicians (interventional radiologists, vascular surgeons, surgical oncologists and others) to treat PVD, tumors, and other non-coronary diseases. Unlike several of our competitors that focus on the treatment of coronary diseases, we believe that we are the only company whose primary focus is to offer a comprehensive product line for the interventional treatment of these diseases.

We have been in business since 1988. Our corporate headquarters is located at 603 Queensbury Avenue, Queensbury, New York 12804. Our phone number is (518) 798-1215 and our website address is www.angiodynamics.com. (1)

Available Information

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

Recent Developments

On January 29, 2007, we completed the acquisition of RITA Medical Systems, Inc. (“RITA”) for a total purchase price of approximately $244 million, comprised of approximately 7.9 million shares of our common stock, the assumption of outstanding RITA options and other convertible securities, which are exercisable for an

(1)	This website address is not intended to function as a hyperlink, and information on our website is not part of this Annual Report on Form 10-K.

additional 1.9 million shares of our common stock, and approximately $24 million in cash. We acquired RITA for its market position, premium product offerings, developed and emerging technologies in the fields of interventional oncology and vascular access, its intellectual property and its highly skilled workforce.

On October 12, 2006, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Oncobionic, Inc. (“Oncobionic”) and the shareholders of Oncobionic to acquire all of the issued and outstanding shares of the capital stock of Oncobionic for $25 million, subject to Oncobionic’s successful performance and completion of human use tests confirming the acute efficacy of irreversible electroporation in ablating prostate cancer.

(b) Narrative Description of Business

General

We classify our products into two product groups—Interventional Products, which consist primarily of angiographic products and accessories, dialysis products, vascular access products, venous products, thrombolytic products, PTA products, and drainage products and Oncology Products, which consist primarily of radio-frequency ablation products, tumor embolization products, and laparoscopic resection products.

Our principal competitive advantages are our dedicated market focus, established brands and innovative products. We believe we are the only company whose primary focus is to offer a comprehensive product line for the treatment of PVD and other non-coronary diseases. Our acquisition of RITA clarifies our position as the only company focused on minimally-invasive treatments for cancer patients. We believe our dedicated focus enhances patient care and engenders loyalty among our customers. As a provider of interventional devices for almost two decades, we believe we have established AngioDynamics’ brands as premium performance products. We collaborate frequently with leading interventional physicians in developing our products and rely on these relationships to further support our brands. Our chief executive officer is the only business executive from the medical device industry to serve on the Strategic Planning Committee of the Society of Interventional Radiology. This appointment provides us with awareness of emerging clinical trends, high visibility among interventional physicians and opportunities to understand and influence the evolution of interventional therapies.

We sell our broad line of quality devices for minimally invasive therapies in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. As of July 31, 2007, our sales organization numbered 102 in the U.S. and 15 outside the U.S. The 117 employees in the sales organization include direct sales representatives, clinical specialists, and management personnel. For fiscal years 2007, 2006, and 2005, 6.3%, 4.2%, and 5.0%, of our net sales were in non-U.S. markets. Sales to any one country outside the United States did not comprise a material portion of our net sales in any of the last three fiscal years. We support our customers and sales organization with a marketing staff that includes product managers and customer service representatives, and other marketing specialists. Our dedicated sales force and growing portfolio of products have contributed to our strong sales growth.

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

Interventional and Surgical Oncology

Interventional oncology is an emerging specialty in which minimally invasive techniques and technologies are used to diagnose and treat cancers throughout the body. Percutaneous biopsy, chemoembolization, tumor ablation, PICC and port implantation, and radiofrequency ablation are just a few of the numerous procedures performed by interventional oncologists. In collaboration with other medical specialties focused on the cancer patient, the interventional oncologist brings an expertise in advanced imaging, catheter-based techniques, and minimally invasive procedures not found in other medical specialties.

Products

Our current product offerings consist of the following product categories:

	2007
Products	Net Sales $	% of Net Sales
	(dollars in thousands)
Interventional Products	$101,126	90.1%
Oncology Products	11,101	9.9

Total	$112,227	100.0%

All products discussed below have been cleared for sale in the United States by the U.S. Food and Drug Administration, or the FDA.

We have registered a number of marks with the U.S. Patent and Trademark Office, including AngioDynamics; Pulse*Spray; MORPHEUS CT; EVENMORE; ABSCESSION; TOTAL ABSCESSION; SPEEDLYSER; ANGIOFLOW; HYDROTIP; MEMORY TIP; SOS OMNI; HABIB 4X; LifeJet; Circle C; Vortex; LifeGuard; NeoStar; LifeValve; and SOFT-VU. This annual report on Form 10-K also contains trademarks of companies other than AngioDynamics.

INTERVENTIONAL PRODUCTS

Interventional Products consist primarily of angiographic products and accessories, dialysis products, vascular access products, venous products, PTA products, thrombolytic products, and drainage products.

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

We manufacture angiographic catheters that are available in over 500 tip configurations and lengths, either as standard items or made to order, and an advanced guidewire.

•	SOFT-VU®. Our proprietary SOFT-VU technology incorporates a soft, atraumatic tip, which is easily visualized under fluoroscopy.

•	ANGIOPTICTM. The ANGIOPTIC line is distinguished from other catheters because the entire instrument is highly visible under fluoroscopy.

•

Accu-VuTM. The Accu-Vu is a highly visible, accurate sizing catheter used to determine the length and diameter of a vessel for endovascular procedures. Accu-Vu provides a soft, highly radiopaque tip with a choice of platinum radiopaque marker patterns along the shaft for enhanced visibility and accuracy. Sizing catheters are used primarily in preparation for aortic aneurysm stent-grafts, percutaneous balloon angioplasty, peripherally placed vascular stents and vena cava filters.

•

MarinerTM. The Mariner is a hydrophilic-coated angiographic catheter. It uses our patented Soft-Vu catheter technology to deliver contrast media to anatomy that is difficult to reach. The advanced hydrophilic coating technology significantly reduces catheter surface friction, providing smoother navigation through challenging vasculature with optimal handling and control.

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

We currently offer a wide variety of dialysis catheters, including:

•	SCHONTM. The SCHON chronic dialysis catheter is designed to be self-retaining, deliver high flow rates and provide patient comfort. The Schon is for long-term use.

•

EVENMORETM. The EVENMORE is our first internally manufactured catheter. It is a low profile end-hole design catheter that provides very efficient dialysis. It was designed for long-term use with our proprietary Durathane shaft, which offers high resistance to chemicals used to clean the insertion site.

•

DURA-FLOWTM. The DURA-FLOW chronic dialysis catheter is designed to be durable, maximize flow rates and provide for easier care and site maintenance. The Dura-Flow chronic dialysis catheter is for long-term use.

•	SCHON XL®. The SCHON XL acute dialysis catheter is designed to be kink resistant, deliver high flow rates, offer versatile positioning and provide patient comfort. SCHON XL is for short-term use.

•

DYNAMIC FLOWTM. Our DYNAMIC FLOW chronic dialysis catheter is designed for long-term use in dialysis patients. It features a Durathane shaft that offers higher chemical resistance than polyurethane, simplifying site care requirements. The Dynamic Flow also features a split tip design and a proximal shaft that reduces the chance of kinking after it reaches placement.

•	LIFEJETTM F-16. The LIFEJET F-16 chronic dialysis catheter features the largest lumens available. This facilitates high flow rates while keeping arterial and venous pressures low.

•	CIRCLE C®. The CIRCLE C design provides the industry with smaller diameter catheters engineered to deliver efficient flow rate with minimal invasiveness for dialysis of apheresis.

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

•

Specialty Access Ports. Specialty access ports are implantable devices utilized for the central venous administration of a variety of medical therapies and for blood sampling and diagnostic purposes. Central venous access facilitates a more systemic delivery of treatment agents, while mitigating certain of the harsh side effects of certain treatment protocols and eliminating the need for repeated access to peripheral veins. Once implanted in the body, a port can be utilized for up to approximately 2,000 accesses depending upon needle gauge size and the port size. Our specialty access ports are used primarily in systemic or regional short-and long-term cancer treatment protocols that require frequent infusions of highly concentrated or toxic medications (such as chemotherapy agents, antibiotics or analgesics) and frequent blood samplings. This product line consists of the following families of products: (i) the Vortex family of ports including Vortex VTX, LifePort VTX, TriumphTM VTX and GenesisTM VTX; (ii) LifePort; (iii) Triumph-1; (iv) Infuse-a-Port; (v) OmegaPort; (vi) TitanPort; and (vii) the Vortex MP Port system.

•

Our Vortex® line of ports is a clear-flow port technology that revolutionized port design. With its rounded chamber, the Vortex® is designed to have no sludge-harboring corners or dead spaces. This contrasts to conventional ports where squared reservoir design promotes sludge accumulation setting the stage for occlusions and infections. A tangential stem adds to the flow dynamics, which is designed to result in a hyper-cleaning flow process to remove blood deposits and drug residuals.

•

The LifeGuard™ Safety Infusion Set and The LifeGuard Vision™ are used to infuse our ports and complement our port and vascular access catheters. The innovative design of these products was developed with the input of clinicians to provide safer needle placements, and the needles’ low profile design is intended to allow clinicians to easily dress the site. We believe that the ease of use and visual confirmation of safety is ideal in the clinical setting.

•

Neostar®. The Neostar® Tunneled Central Venous Catheters are among the most well known and trusted names in catheters. The central venous catheters are intended for long-term vascular access, suitable for chemotherapy, infusion of intravenous fluids or drugs parental nutrition, transfusion or sampling blood products. With single, double and triple lumen configurations, one-piece Y-hubs for mirror smooth transition points and complete tray availability, the Neostar® is an excellent choice for valued patients.

•

LifeValve® Platinum. The LifeValve® central venous catheter incorporates the only technology that features two separate areas for aspiration and infusion for more reliable operation and fewer interventions. The patented “Duckbill” infusion valve is designed to reduce incidence of blood back flow resulting in improved performance. A stiffening stylet and a rounded atraumatic tip facilitate passage into the vessel while the over-the-guidewire feature is engineered to reduce procedure time and complexity.

Our competitors in this market include Arrow International, Inc., Boston Scientific, Cook, C.R. Bard, Deltec, Inc., a subsidiary of Smiths Group plc, and Medcomp.

Venous Products

Our venous products consist of our VenaCure® products and Sotradecol.

Our VenaCure products are used in endovascular laser procedures to treat superficial venous disease (varicose veins). Superficial venous disease is a malfunction of one or more valves in the leg veins. These procedures are a less invasive alternative to vein stripping for the treatment of this condition. Vein stripping is a lengthy, painful and traumatic surgical procedure that involves significant patient recovery time. In contrast, laser treatment is an outpatient procedure that generally allows the patient to quickly return to normal activities with no scarring and minimal post-operative pain.

With our VenaCure NeverTouchTM products, laser energy is used to stop the source of the pressure by ablating, or collapsing and destroying, the affected vein. The body subsequently routes the blood to other healthy veins. Our products are sold as a system that includes a diode laser with our NeverTouch disposable components, training and marketing materials. The diode laser is a self-contained reusable instrument. The disposable components in the system include a NeverTouch laser fiber system, an access sheath, access wires and needles. The training and marketing materials include a two-day physician training course, a comprehensive business development package and patient marketing kit.

Although our non-exclusive license to sell the biolitec laser and laser fiber components to interventional radiologists and vascular surgeons in the United States and Canada expired in April 2007, we continue to purchase the laser and laser fibers used in our Precision 810 and Precision 980 VenaCure products from biolitec, Inc. We are discussing an amended and extended agreement with biolitec, and we have identified several other vendors for the lasers and laser fibers to replace those we purchase from biolitec. biolitec sells its ELVeS 810 and ELVeS 980, which are substantially identical to the lasers in our Precision 810 and Precision 980, to customers other than interventional radiologists and vascular surgeons in the United States and Canada and distributes those products without restriction in the rest of the world.

An important part of our focus on the peripheral vascular disease market is the treatment of varicose veins. With an estimated one-half of all Americans over the age of 60 suffering from varicose veins, the market for this treatment is large and growing. We believe that Sotradecol, a sclerosing drug that was recently approved by the FDA and that we introduced in November, 2005, combined with our currently available precision drug-delivery catheter technology, such as UNI*FUSE, will become an important method of treating varicose veins. Sotradecol has been shown to be an effective treatment of small, uncomplicated varicose veins of the lower extremities, in addition to ablation of the great saphenous vein. Catheter-directed sclerotherapy has the advantages of requiring no investment in capital equipment and requires no local anesthesia because it is virtually pain free. We believe that laser-based treatment systems will continue to be an important part of the vein treatment market in the United States for some time, but that laser treatments may eventually be eclipsed by catheter-directed sclerotherapy, as has occurred in Europe. This approach to treating varicose veins has the potential for greater intellectual property protection and higher gross margins than our laser-based VenaCure products and, most importantly, can be incorporated with some of our existing patented products. In October 2005, we entered into a supply and distribution rights agreement with Bioniche Pharma Group Limited under which we were appointed the exclusive distributor to interventional radiologists and several other specialists in the United States of SotradecolTM, a sclerosing drug that was recently approved by the FDA, for the treatment of varicose veins and other vascular indications as may be approved by the FDA. In July 2006, the agreement was amended to expand our exclusive distribution rights to cover all “persons” in the United States, which may include hospital pharmacies, group purchasing organizations and wholesalers, as well as all physicians, for use in treating varicose veins or other approved vascular indications, subject to Bioniche Pharma’s termination of any existing relationships with or commitments to all other third parties for the sale and/or distribution of Sotradecol in the United States. Sotradecol is the only FDA-approved sodium tetradecyl sulfate injection currently available in the United States.

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

Our PTA dilation balloon catheters include:

•

WORKHORSETM. Our WORKHORSE product is a high-pressure balloon catheter offered in 54 configurations. While the WorkHorse can perform other peripheral PTA procedures, we believe the device is used primarily for treating obstructed dialysis access sites.

•

WORKHORSETM II. The WORKHORSE II is a high-pressure, non-compliant PTA balloon catheter. This product is an extension to our WORKHORSE PTA catheter, with enhanced WORKHORSE features to improve product performance during declotting procedures for dialysis access sites.

•

PROFILER®. The PROFILER is a low profile, high-visibility balloon catheter that features a soft, radiopaque, tapered tip and a flexible, non-kinking catheter shaft with exceptional pushability. The low profile of the PROFILER opens access to small vessels and tortuous anatomy and is available with multiple balloon sizes and catheter lengths.

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

ONCOLOGY PRODUCTS

Oncology products consist of Radiofrequency Ablation products and Embolization Products.

Radiofrequency Ablation Products

Radiofrequency Ablation (RFA) products use radiofrequency energy to provide a minimally invasive approach to ablating solid cancerous or benign tumors. Our system delivers radiofrequency energy to raise the temperature of cells above 45 to 50 degrees celsius, causing cellular death.

The physician inserts the disposable needle electrode device into the target body tissue, typically under ultrasound, computed tomography or magnetic resonance imaging guidance. Once the device is inserted, pushing on the handle of the device causes a group of curved wires to be deployed from the tip of the electrode. When the power is turned on, these wires deliver radiofrequency energy throughout the tumor. In addition, temperature sensors on the tips of the wires measure tissue temperature throughout the procedure. During the procedure, our system automatically adjusts the amount of energy delivered in order to maintain the temperature necessary to ablate the targeted tissue. For a typical five centimeter ablation using our Starburst XLie disposable device, the ablation process takes approximately ten minutes. When the ablation is complete, pulling back on the handle of the device causes the curved wire array to be retracted into the device so it can be removed from the body. Our disposable device cauterizes the tissue along the needle tract, which we believe kills any residual cancer cells that might be removed from the tumor.

Benefits of the RFA System

The benefits of our system include:

•

Effective Treatment Option. We believe that our system provides an effective treatment option to liver cancer patients who previously had few options available to effectively address their unresectable liver tumors. Further, our system provides an effective treatment option for patients whose tumors have metastasized to the bone and cause pain that cannot be adequately relieved by other means. In the future, our system may offer patients with other types of tumors a similar treatment option.

•

Minimally Invasive Procedure. The RFA system offers physicians an effective minimally invasive treatment option with few side effects or complications. Our products can be used in an outpatient procedure that requires only local anesthesia, and patients are typically sent home the same day with a small bandage over the entry site. Alternatively, patients can be treated with just an overnight hospital stay either through a small wound in the skin or laparoscopically through several small incisions. Compared to existing alternatives, we believe our minimally invasive procedure is cost effective and can result in reduced hospital stays.

•

Proprietary Array Design and Temperature Feedback Provide Procedural Control. Our array design enables the physician to predictably ablate large volumes of targeted tissue. In addition, our temperature feedback feature allows physicians to ensure that the temperature is high enough at the electrode to achieve cell death.

•

Repeat Treatments Possible. Cancer is most often a recurrent disease. However, due to the invasive nature of other treatment options, such as surgery, the majority of patients who undergo traditional therapies cannot be retreated in the event that new tumors appear or previously treated tumors reappear. Because of the minimally invasive nature of our procedure, patients treated with our RFA system can often be retreated.

•

Broadly Applicable Technology. Our significant clinical experience with liver tumors and bone tumors as well as feasibility studies in other organs indicates that our technology may in the future be broadly applied to the ablative treatment of solid tumors in the lung, breast, uterus, prostate and kidney.

While there are numerous benefits of our system, there are some side effects of treatment as well. Published reports on the use of the RFA system indicate low overall complication rates. These include ground-pad burns, which are burns that can occur when there is a concentration of heat at the ground-pad site, bleeding, abscesses and, in cases involving the treatment of bone tumors, fractures and nerve damage. Studies have also shown some recurrence of tumors following treatment with our system. However, in many cases where tumors recur, our procedure can often be repeated. In rare cases, unintentional physician misuse of our system has resulted in patient deaths.

Radiofrequency Ablation Product Technology

Our radiofrequency ablation products are based on proprietary technology used to ablate tissue in a controlled manner. A radiofrequency generator supplies energy through our disposable device placed within the targeted tissue. Our devices contain curved, space-filling arrays of wires which are deployed from the tip to allow the radiofrequency energy to be dispersed throughout the tumor.

Radiofrequency energy supplied by the generator produces ionic agitation, or cellular friction, in the tissue closely surrounding the electrode. This friction produces heat that can be used to predictably ablate volumes of tissue. To effectively ablate tissue, it must be heated to an approximate temperature of 45° to 50°C, or 113° to 122°F.

Our system is designed to permit the physician to set the desired treatment time and temperature at the beginning of the procedure. Once that temperature is reached, our proprietary temperature control technology automatically adjusts the energy supplied from the generator to maintain the optimal temperature within the tissue during the course of the procedure. We believe our system has the potential to provide a more effective ablation than competing technologies by providing critical tissue temperature feedback during the procedure.

Some of our products make use of saline to enhance the ablation process. This saline is used to irrigate the ablation site and is delivered through the curved array of wires in our devices. The use of saline can significantly increase the speed of the ablation treatment and permits ablation of larger tumors.

The RFA system consists of a radiofrequency generator and a family of disposable devices. We also market the HABIB 4X™ resection device under a distribution agreement with EMcision Limited.

	Product Name	Description

Disposable Electrodes:	StarBurst	Creates a scalable 2 to 3 centimeter ablation.

	StarBurst XL	Creates a scalable 3 to 5 centimeter ablation.

	StarBurst SDE	Creates a 2 centimeter ablation, via a side-deployed array.

	StarBurst Semi-Flex	Creates a scalable 3 to 5 centimeter ablation and has a partially flexible shaft.

	StarBurst XLie	Creates a scalable 4 to 7 centimeter ablation. Requires an accessory infusion pump for irrigation of saline. Attached tubing standard.

	StarBurst Talon: Straight	Creates a scalable 2 to 4 centimeter ablation. Requires an accessory infusion pump for irrigation of saline.

	StarBurst Talon: Semi-Flex	Creates a scalable 2 to 4 centimeter ablation. Requires an accessory infusion pump for irrigation of saline.

Resection Device:	HABIB 4X™	Surgical resection device.

Generators:	Model 1500X	250 Watt Capable Generator with Field-Software Upgradeability.

RFA Disposable Electrodes

Our RFA disposable electrodes all consist of needle shaped electrodes containing curved wire arrays that are deployed into the targeted body tissue. Each device contains several thermocouples, or temperature sensors, which provide feedback to the physician of the tissue temperature during the ablation and which allow the generator to automatically adjust the amount of radiofrequency energy so that the desired tissue temperature can be achieved.

Our RFA disposable electrodes are available in different array sizes to allow the physician to create a spherical ablation volume of anywhere from two to seven centimeters. Three centimeters is slightly smaller than a ping-pong ball. Seven centimeters is approximately the size of a tennis ball. In addition, depending on product line, the devices are available in 10, 12, 15 or 25 centimeter lengths to allow physicians to access tumors that are located more or less deeply within the body. Each RFA disposable device is supplied with one or more ground pads to allow a return path for the flow of radiofrequency energy from the patient back to the generator.

RF Resection Device

We have an exclusive worldwide license with EMcision Limited to sell the HABIB 4X™ bipolar radiofrequency resection device. This product is designed to coagulate a “surgical resection plane’ to facilitate a fast dissection with limited blood loss. It is compatible with our Model 1500 and Model 1500X radiofrequency generators.

RFA Generators

All of our generators employ an internal computer to assist the physician in safely and effectively controlling the delivery of radiofrequency during ablation or surgical resection procedures. In addition, each generator has a display to convey information to the physician while using the system. Our Model 1500X generators have the ability, using a laptop computer, to display real-time, color-coded graphs of items such as power, and temperature and impedance to aid the user in controlling the system and to collect procedural information for the patient’s record. These generators are designed to have their software changed in the field through the insertion of a small card containing electronic memory circuits.

Embolization Products

LC Beads are compressible, visibly-tinted N-fil Hydrogel microspheres supplied in convenient pre-prepared single vials. Embolic material is injected into selected vessels to block the blood flow feeding the tumor or malformation, causing it to shrink over time.

Features

PROVEN MATERIAL—A sulfonate modified N-fil Hydrogel microsphere.

ENHANCED VISUAL VERIFICATION—Tinted beads for immediate enhanced visualization prior to delivery.

OPTIMAL SIZES—Industry standard size ranges for ease in selectivity of bead sizes and a wide array of calibrated bead sizes designed to ensure precise match to targeted vessels.

CONVENIENT CONFIGURATION—Provided in a pre-prepared vial of embolic/saline solution; designed to minimize preparation time. Sold in single vials to allow user the option of choosing an exact desired quantity.

Research & Development

Our future success will depend in part on our ability to continue to develop new products and enhance existing products. We recognize the importance of, and intend to continue to make investments in, research and development. Approximately 60% of our net sales for fiscal 2007 were from products we introduced in the last five fiscal years. For fiscal 2007, 2006, and 2005, our research and development (“R&D”) expenditures were $20.6 million, $5.9 million, and $4.6 million, respectively, and constituted 18.3%, 7.5%, and 7.6%, respectively, of net sales. A significant portion of our R&D expenses in 2007 related to a non-cash charge of $12.1 million for in-process R&D required under purchase accounting rules from our acquisition of RITA. Without this charge, our R&D expenses were approximately 7.5% of net sales. R&D activities include research, product development, and regulatory affairs. We expect that our R&D expenditures will reach approximately 8 to 9% of net sales in fiscal 2008 and remain at that level thereafter. However, downturns in our business could cause us to reduce our R&D spending.

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

Competition

We encounter significant competition across our product lines and in each market in which our products are sold. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. We face competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. In addition, we compete with providers of other medical therapies, such as pharmaceutical companies, that may offer non-surgical therapies for conditions that are currently or in the future may be treated using our products. Our primary device competitors include: Boston Scientific, Cook, Cordis, C.R. Bard, Diomed, Medcomp, Radionics, a division of Tyco Healthcare, which is a division of Tyco International; and VNUS Medical. Medcomp supplies us with most of our dialysis catheters, but also competes with us by selling Dynamic Flow catheters, which we buy from them on a non-exclusive basis, and other dialysis catheters that we do not license from them. Many of our competitors have substantially greater financial, technological, research and development, regulatory, marketing, sales and personnel resources than we do. Competitors may also have greater experience in developing products, obtaining regulatory approvals, and manufacturing and marketing such products. Competitors may also obtain patent protection or regulatory approval or clearance, or achieve product commercialization, before us, any of which could materially adversely affect us.

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

Sales and Marketing

We focus our sales and marketing efforts on interventional radiologists, vascular surgeons, and interventional and surgical oncologists. There are over 5,000 interventional radiologists, 2,000 vascular surgeons, and 2,000 interventional and surgical oncologists in the United States. We seek to educate these physicians on the clinical efficacy, performance, ease of use, value and other advantages of our products.

We also involve ourselves in assisting interventional physicians with clinical practice building for outpatient interventional procedures. This can include outpatient practices in uterine fibroid embolization (UFE), vein, dialysis access management, tumor ablation, pain management, and broad based interventional procedures.

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

Backlog

At July 31, 2007, we had a backlog of unfilled customer orders of $275,000, compared to a backlog of $70,000 at July 31, 2006. We expect the entire backlog at July 31, 2007 will be filled during fiscal 2008. Because, historically, we ship 95% of products sold in the United States within 48 hours of receipt of the orders, we do not consider our backlog to be indicative of our future operating results.

Manufacturing

We own a manufacturing, administrative, engineering and warehouse facility of approximately 104,000 square feet in Queensbury, New York. We also lease a manufacturing facility of approximately 60,000 square feet located in Manchester, Georgia. We believe these facilities have sufficient capacity to meet our anticipated manufacturing needs for the next five years.

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

We purchase components from third parties. Most of our components are readily available from several supply sources. We also purchase finished products from third parties. One supplier, Medcomp, currently supplies most of our dialysis catheters. Medcomp products accounted for approximately 17% of our net sales for fiscal 2007. Another supplier, biolitec, Inc., supplies us with the laser and laser fibers which are the principal components of our VenaCure products. Sales of our VenaCure products accounted for approximately 11% of our net sales for fiscal 2007. To date, we have been able to obtain adequate supplies of all product and components in a timely manner from existing sources.

In fiscal 2007, 70% of our net sales were derived from products we manufactured or assembled ourselves, with the balance being derived from products manufactured for us by third parties. Our Queensbury and Manchester facilities are registered with the FDA and have been certified to ISO 13485 standards, as well as the CMD/CAS Canadian Medical Device Regulations. ISO 13485 is a quality system standard that satisfies European Union regulatory requirements, thus allowing us to market and sell our products in European Union countries. If we were to lose this certification, we would no longer be able to sell our products in these countries until we made the necessary corrections to our operations or satisfactorily completed an alternate European Union approval route that did not rely on compliance with quality system standards. Our manufacturing facilities are subject to periodic inspections by regulatory authorities to ensure compliance with domestic and non-U.S. regulatory requirements. See “Government Regulation.”

Intellectual Property

As of July 31, 2007, we owned 111 U.S. patents and had exclusive licenses to 24 U.S. patents. Additionally, we either owned or had exclusive rights to 55 pending U.S. patent applications. Internationally, we owned 68 patents, had exclusive licenses to 4 patents, and either owned or had exclusive rights to 73 pending patent applications, all of which are foreign counterparts of the U.S. cases.

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

In January 2004, Diomed filed an action against us alleging that our VenaCure products for the treatment of varicose veins infringe on a patent held by Diomed. In March 2007, the jury ruled in Diomed’s favor and awarded compensatory damages of $9.71 million. We have disputed the infringement verdict on multiple grounds and on June 20, 2007, filed an appeal in the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. In October 2005, VNUS filed a patent infringement action against us and other companies seeking similar relief. If VNUS is ultimately successful in its action, our results of operations could be negatively affected. See Item 3 of this report for additional details.

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

Historically, our products have been introduced into the market using the 510(k) procedure and we have never had to use the more rigorous PMA procedure. We are currently conducting clinical trials for products related to our IRE technology. We expect the results of these trials to be available within the next 9-12 months.

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

Employees

As of July 31, 2007, we had 530 full-time employees, including 293 in manufacturing; 51 in research, product development and regulatory approval/quality assurance; 148 in sales and marketing; and 38 in administration. None of our employees is represented by a labor union, and we have never experienced a work stoppage.

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

The markets for interventional devices are highly competitive, and we expect competition to continue to intensify. We may not be able to compete effectively, and we may lose market share to our competitors. The principal competitors in the markets for our products currently include: Boston Scientific Corporation; Cook, Incorporated; Cordis Corporation, a subsidiary of Johnson & Johnson, Inc.; C.R. Bard Inc.; Radionics, a division of Tyco Healthcare, which is a division of Tyco International; Diomed Inc.; Medical Components, Inc., or Medcomp; and VNUS Medical Technologies, Inc. Many of our competitors have substantially greater:

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

In January 2004, Diomed filed an action against us alleging that our VenaCure products for the treatment of varicose veins infringe a patent held by Diomed for a laser system that competes with our VenaCure products. In March 2007, the jury ruled in Diomed’s favor and awarded compensatory damages of $9.71 million. On July 2, 2007, the judge for the Federal District in Boston, Massachusetts, issued an injunction that prohibits us from selling our original bare fiber VenaCure product. We have disputed the infringement verdict on multiple grounds and on June 20, 2007, filed an appeal in the U.S. Court of Appeals for the Federal Circuit in Washington, D.C In October 2005, VNUS Medical Technologies filed an action against us, Diomed and another defendant alleging, among other things, that the manufacture, use and sale of our VenaCure products infringe several patents held by VNUS and seeking injunctive relief and compensatory and treble damages. For fiscal 2007, sales of our VenaCure products accounted for approximately 11% of our total sales. If VNUS is ultimately successful in its action against us, our results of operations could suffer. See Item 3—Legal Proceedings.

We are dependent on single and limited source suppliers, which puts us at risk for supplier business interruptions.

We currently purchase significant amounts of several key products and product components from single and limited source suppliers and anticipate that we will do so for future products as well. For fiscal 2007, approximately 30% of our net sales were derived from sales of products manufactured for us by third parties. In addition, approximately 15% of our sales growth over our past two fiscal years was attributable to products that we licensed or obtained from third parties. Our principal single source supplier, Medcomp, supplies us with most of our dialysis catheters, which accounted for about 17% of our net sales (16% of total inventory purchases) in fiscal 2007. Medcomp also competes with us by selling Dynamic-Flow, a dialysis catheter for which it has not granted us exclusive rights, and other catheters that we do not purchase from them. Additionally, we purchase the laser and laser fibers, which are the principal components of our VenaCure products, primarily from biolitec, which also competes with us. Sales of our VenaCure products accounted for about 11% of our net sales in fiscal 2007. Our contract with biolitec expired in April 2007, and we have identified several other vendors for the lasers and laser fibers to replace those we purchase from biolitec. Any delays in delivery of or shortages in those products and components could interrupt and delay manufacturing of our products and result in the cancellation of orders for our products. Any or all of these suppliers could discontinue the manufacture or supply of these products and components at any time. We may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in production delays and increased costs and may limit our ability to deliver products to our customers. Furthermore, if we are unable to identify alternative sources of supply, we would have to modify our products to use substitute components, which may cause delays in shipments, increased design and manufacturing costs and increased prices for our products.

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

Our business depends upon our ability to attract and retain highly qualified personnel, including managerial, sales and technical personnel. We are particularly dependant upon the efforts of Eamonn P. Hobbs, our president and chief executive officer, a bio-medical engineer with over 26 years of experience in the interventional radiology, interventional cardiology and gastroenterology medical device industries. Mr. Hobbs is the only business executive from the medical device industry to ever serve on the Strategic Planning Committee of the Society of Interventional Radiology, or SIR, and he received an honorary fellowship from the SIR in 2005. We compete for key personnel with other companies, healthcare institutions, academic institutions, government entities and other organizations. We do not have written employment agreements with our executive officers. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel or hire or retain other qualified personnel in the future.

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

We may require additional capital to expand our business. If cash generated internally is insufficient to fund capital requirements, we will require additional debt or equity financing. In addition, we may require financing to fund any significant acquisitions we may seek to make. Needed financing may not be available or, if available, may not be available on terms satisfactory to us and may result in significant stockholder dilution. Covenants in our industrial bond financing may also restrict our ability to obtain additional debt financing. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets, restructuring our operations or refinancing our indebtedness.

Any disaster at our manufacturing facilities could disrupt our ability to manufacture our products for a substantial amount of time, which could cause our revenues to decrease.

We conduct our manufacturing and assembly at two facilities in Queensbury, New York, and Manchester, Georgia. It would be difficult, expensive and time-consuming to transfer resources from one facility to the other, replace, or repair these facilities and our manufacturing equipment if they were significantly affected by a disaster. Additionally, we might be forced to rely on third-party manufacturers or to delay production of our products. Insurance for damage to our properties and the disruption of our business from disasters may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, if one of our principal suppliers were to experience a similar disaster, uninsured loss or under-insured loss, we might not be able to obtain adequate alternative sources of supplies or products or could face significant delays and incur substantial expense in doing so. Any significant uninsured loss, prolonged or repeated disruption, or inability to operate experienced by us or any of our principal suppliers could cause significant harm to our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We own a manufacturing, administrative, engineering and warehouse facility of approximately 104,000 square feet situated on 18 acres in Queensbury, New York. In 2003, we financed an expansion of this facility with the proceeds of industrial revenue bonds, and the land and buildings are subject to a first mortgage in favor of a bank. In 2006, we issued taxable adjustable rate notes to finance an expansion of 36,000 square feet to our warehouse and manufacturing facility. See Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for a discussion of these financings. We anticipate requiring additional administrative and engineering space within the next one to two years.

We also lease two additional properties. We lease a manufacturing facility of approximately 60,000 square feet located in Manchester, Georgia. This facility includes office and research and development space and is leased through 2010. We lease an additional 14,500 square feet of office and research and development space in Fremont, California. The lease is non-cancelable and expires in April 2010.

Item 3. Legal Proceedings

Diomed v. AngioDynamics

On January 6, 2004, Diomed filed an action against us entitled Diomed, Inc. v. AngioDynamics, Inc., et al., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleges that we have infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure Procedure Kit”) and two diode laser systems (the Precision 980 Laser and the Precision 810 Laser), and by conducting a training program for physicians in the use of our VenaCure Procedure Kit. The complaint alleges our actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit us from continuing to market and sell these products, as well as conducting our training program, and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest.

On March 28, 2007, the jury returned a verdict in favor of Diomed and awarded compensatory monetary damages in the amount of $8.36 million. The jury concluded, however, that there was no willful infringement by us. On May 22, 2007, the judge for the Federal District Court in Boston denied our motion to overturn the verdict and increased the judgment for compensatory damages by $1.35 million, to $9.71 million, to cover pretrial interest and post-verdict sales of the infringing products. The judgment also requires the Company to pay interest to Diomed at an annual rate of approximately 5% of the damage award for the period of time between the verdict and actual payment of the award. As such, we have recorded a charge of $9.71 million to general and administrative expenses and $80,000 to interest expense in the consolidated statement of operations for the year ended June 2, 2007 with a corresponding credit under the heading “Other long-term liabilities” in our consolidated balance sheet as of June 2, 2007.

We have disputed the infringement verdict and on June 20, 2007, filed an appeal in the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.

On July 2, 2007, the judge for the Federal District Court in Boston, Massachusetts, issued an injunction that prohibits us from selling our original bare fiber VenaCure kits and the laser consoles for use with those kits. In anticipation of this injunction, we stopped selling our bare fiber kits in April 2007, and beginning June 2, 2007, began selling our new NeverTouch disposable kits and laser consoles which, we believe, are unaffected by the injunction.

Until April 2007, we purchased the lasers and laser fibers for our laser systems from biolitec under the biolitec Supply Agreement. In 2006, biolitec advised us that, based on the refinement of the claims in the Diomed action, biolitec believed such claims were not within biolitec’s indemnification obligations under the biolitec Supply Agreement. We advised biolitec that we disagreed with biolitec’s position and that we expected biolitec to continue to honor its indemnification obligations to us under the biolitec Supply Agreement. Pending the outcome of ongoing discussions regarding this issue, biolitec agreed to continue to provide, at its cost and expense, our defense in the Diomed action. In April 2007, biolitec informed us that, as of April 15, 2007, biolitec would terminate any further defense of us in this action. As a result of biolitec’s actions, and to protect our own interests, since April 15, 2007, we have paid our own defense costs with regard to this matter.

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

VNUS Medical Technologies v. Diomed, Vascular Solutions, and AngioDynamics

On October 4, 2005, VNUS Medical Technologies, Inc. (“VNUS”) filed an action against AngioDynamics and others (collectively, the “Defendants”) entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., Diomed Inc., AngioDynamics, Inc., and Vascular Solutions, Inc., case no. C05-2972 MMC, filed in the U.S. District Court for the Northern District of California. The complaint alleges that the Defendants infringed on VNUS’s U.S. patent nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433 by making, using, selling, offering to sell and/or instructing users how to use Diomed’s “EVLT” products, AngioDynamics’ “VenaCure” products, and Vascular Solutions’ “Vari-Lase” products. The complaint alleges the Defendants’ actions have caused, and continue to cause, VNUS to suffer substantial damage. The complaint seeks to prohibit the Defendants from continuing to market and sell these products and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment and post-judgment interest. We believe that our products do not infringe the VNUS patents and that the patents are invalid. We have filed an answer to the complaint, including a counterclaim for relief and a demand for jury trial. In November 2006, the court scheduled the trial in this action for October 2007. There is a reasonable possibility of an outcome unfavorable to us in this action, with a range of potential loss between $0 and $36 million.

Hazel Smart v. St. Mary’s Hospital

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

Holleran v. RITA Medical Systems, Inc. et al

On December 15, 2006, an alleged holder of RITA common stock filed a purported class action lawsuit captioned Holleran v. RITA Medical Systems, Inc., et al ., Case No. RG 06-302394, or the Stockholder Action, in the Superior Court of the State of California for the County of Alameda. The complaint names as defendants RITA and each of RITA’s directors.

In the complaint, the plaintiff alleged that, in pursuing the transaction with the Company and approving the merger agreement, the directors of RITA breached their fiduciary duties to RITA’s stockholders by, among other things, executing a merger agreement with a termination fee, a no solicitation clause and a restriction on issuing press releases without AngioDynamics’ consent, engaging in self-dealing and prematurely selling RITA before RITA’s share value could reflect projected profitable financial information and the commencement of market release shipments of RITA’s Habib 4X laparoscopic tool. The plaintiffs have further alleged that the merger agreement resulted from a process designed to ensure the sale of RITA to AngioDynamics for the benefit of RITA insiders.

The complaint filed by plaintiff sought, among other things, a determination that the litigation is properly maintained as a class action, a declaration that the merger agreement was entered into in breach of the RITA directors’ fiduciary duties, rescission of the merger or any of the terms thereof to the extent implemented, imposition of a constructive trust with respect to any payments or awards to be issued to defendants, an injunction enjoining RITA, the RITA directors and others from consummating the merger unless and until the joint proxy statement/prospectus is revised, a direction requiring that the RITA directors exercise their fiduciary duties to obtain a transaction which is in the best interests of RITA stockholders, an award of costs, including attorneys’ and experts’ fees, and other unspecified relief.

RITA and AngioDynamics agreed to settle the Stockholder Action and, in connection therewith, made certain modifications to the disclosures accompanying the amended joint proxy statement which was filed with the SEC on December 22, 2006, and to provisions in the Merger Agreement. Additionally, RITA and AngioDynamics agreed to reimburse the plaintiff’s attorneys in the amount of $300,000 as awarded by the court. The court granted final approval of the parties’ settlement on August 1, 2007.

S.D. v. RITA Medical Systems Health Benefits Plan

On October 31, 2006, S.D. filed an action entitled S.D., on her own behalf and as guardian of T.D., and Island View Residential Treatment Center, Inc. v. RITA Medical Systems Health Benefits Plan and Blue Cross of California, case number 1:06-cv-135 DB, in the U.S. District Court for the District of Utah. The claim asserts a cause of action for recovery of benefits under 29 U.S.C. section 1132(a)(1)(B). The complaint alleges that the action of defendants in failing to make payment for the treatment provided by Island View Residential Treatment Center is a violation of the RITA Benefits Plan, the Blue Cross insurance policy, and California state law. RITA Benefits Plan denies all wrongdoing and intends to vigorously defend this action. On June 11, 2007, the court stayed the action pending resolution of an independent lawsuit involving Island View and Blue Cross of California and having similar issues. Progress in this action has not reached a point to assess with any reasonable degree of certainty the likelihood of an unfavorable outcome or an estimate of any potential loss.

Donald Neal Wilkerson v. Tasha Christian and RITA Medical Systems, Inc.

We have been named as a defendant in a wrongful death action entitled Donald Neal Wilkerson, individually and as the Administrator of the Estate of Sandra Hatcher Wilkerson, deceased v. Tasha Christian and RITA Medical Systems, Inc., civil action number 06-871, and related arbitration proceedings, filed in the U.S. District Court for the Middle District of North Carolina on October 4, 2006. The plaintiff seeks unspecified damages, including both compensatory and punitive damages, costs, and such other relief as the court may deem appropriate in allegedly causing the death of Sandra Wilkerson.

On November 20, 2006, RITA filed a motion to dismiss the complaint on the ground that plaintiff’s claims are time barred by the applicable statute of limitations. On November 29, 2006, plaintiff filed an Amended Complaint. RITA moved to dismiss the Amended Complaint on December 13, 2006, on statute of limitations grounds. Progress in this action has not reached a point to assess with any reasonable degree of certainty the likelihood of an unfavorable outcome or an estimate of any potential loss.

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

	Sale Price
	High	Low
Fifty-two weeks ended June 2, 2007
Fourth Quarter	$23.87	$15.68
Third Quarter	$26.93	$20.13
Second Quarter	$24.84	$15.20
First Quarter	$30.00	$16.04

	Sale Price
	High	Low
Fifty-three weeks ended June 3, 2006
Fourth Quarter	$31.29	$21.68
Third Quarter	$29.54	$19.84
Second Quarter	$23.46	$18.44
First Quarter	$26.00	$19.00

As of July 31, 2007, there were 361 record holders of our common stock.

Dividends

We did not declare any cash dividends on our common stock during our last two fiscal years. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Performance Graph

The following graph compares the cumulative 3-year total return to shareholders on AngioDynamics, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Medical Equipment index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 5/27/2004 and its relative performance is tracked through 6/2/2007.

*	$ 100 invested on 5/27/04 in stock or on 4/30/04 in index-including reinvestment of dividends.

Indexes calculated on month-end basis.

	5/27/04	8/28/04	11/27/04	2/26/05	5/28/05
AngioDynamics, Inc.	100.00	101.84	129.92	173.83	163.12
NASDAQ Composite	100.00	96.42	110.04	107.62	107.43
NASDAQ Medical Equipment	100.00	98.25	107.31	109.27	109.95

8/27/05	11/26/05	2/25/06	6/3/06	9/2/06	12/2/06	3/3/07	6/2/07
177.36	160.56	202.48	235.04	144.72	169.44	186.40	130.24
112.01	116.56	120.27	115.75	116.71	129.62	129.51	140.04
116.18	118.38	120.35	115.96	115.36	122.36	130.15	137.17

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Consolidated Financial Data

You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the fifty-two weeks ended June 2, 2007, fifty-three weeks ended June 3, 2006, and the fifty-two weeks ended May 28, 2005, and the consolidated balance sheet data as of June 2, 2007 and June 3, 2006, are derived from the audited consolidated financial statements that are included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the fifty-two weeks ended May 29, 2004 and May 31, 2003, and the consolidated balance sheet data as of May 28, 2005, May 29, 2004, and May 31, 2003, are derived from our audited consolidated financial statements not included in this annual report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note A of “Notes to Consolidated Financial Statements” for a description of the method that we used to compute our historical basic and diluted net income per share attributable to common stockholders.

	Fifty-two weeks ended	Fifty-three weeks ended	Fifty-two weeks ended
	June 2, 2007 (c) (d)	June 3, 2006	May 28, 2005	May 29, 2004	May 31, 2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$112,227	$78,451	$60,289	$49,055	$38,434
Cost of goods sold	46,060	32,930	26,912	23,254	18,572

Gross profit	66,167	45,521	33,377	25,801	19,862

Operating expenses
Research and development	20,555	5,869	4,570	3,551	2,509
Sales and marketing	31,605	21,399	16,000	13,562	11,338
General and administrative	25,232	7,947	5,080	3,565	2,777

Total operating expenses	77,392	35,215	25,650	20,678	16,624

Operating (loss) income	(11,225)	10,306	7,727	5,123	3,238
Other income (expenses)
Interest income	4,047	792	304	16	38
Impairment loss on investment			(300)
Interest expense (a)	(308)	(138)	(150)	(758)	(1,021)
Other income	314	162	36

(Loss) Income before income tax provision	(7,172)	11,122	7,617	4,381	2,225
Income tax provision	1,955	4,256	3,069	1,238	1,069

Net (loss) income	(9,127)	$6,866	$4,548	$3,143	$1,186

(Loss) earnings per common share:
Basic	$(0.49)	$.55	$.39	$.34	$.13

Diluted	$(0.49)	$.53	$.37	$.32	$.13

Weighted average number of shares used in per share calculation:
Basic	18,443,570	12,377,731	11,571,317	9,216,027	9,200,000

Diluted	18,443,570	12,964,574	12,328,783	9,838,168	9,472,233

	As of
	June 2, 2007	June 3, 2006	May 28, 2005	May 29, 2004	May 31, 2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (b)	$73,290	$89,752	$27,099	$2,585	$2,466
Working Capital	107,443	111,349	42,080	30,981	12,360
Total Assets	383,281	137,000	59,672	49,726	27,056
Non-current liabilities	26,905	2,755	2,935	3,100	19,403
(Accumulated deficit) retained earnings	(5,981)	3,146	(3,720)	(8,268)	(10,943)
Total stockholders’ equity	335,958	123,438	49,110	37,232	1,488

(a)	Interest expense, net, includes imputed interest on debt to E-Z-EM of $596 and $892 for the fifty-two weeks ended May 29, 2004 and May 31, 2003, respectively. The interest charges are treated as non-cash items for cash flow purposes and increases to additional paid-in capital. Of our indebtedness to E-Z-EM, $13,148 was capitalized prior to the completion of our initial public offering and the remaining $3,000 was repaid in June 2004 from the proceeds of the initial public offering.
(b)	Cash, cash equivalents and marketable securities include auction-rate investments of $4,475 and $10,000 as of June 2, 2007 and June 3, 2006 and restricted cash of $1,786, $101 and $798 as of June 2, 2007, May 29, 2004 and May 31, 2003, respectively.
(c)	Fiscal year 2007 includes the impact of stock-based compensation expense from our adoption of SFAS No. 123(R); the impact on operating income was approximately $3.5 million. The impact on net income was approximately $2.4 million, or $0.13 per basic and diluted share. See Notes A and O to the Consolidated Financial Statements for additional information.
(d)	During fiscal year 2007, we completed the acquisition of RITA Medical Systems, Inc. for approximately $244 million. In connection with the acquisition, we incurred an in-process R&D charge of $12.1 million, or approximately $0.66 per basic and diluted share. See Note C to the Consolidated Financial Statements for additional information.

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

Overview

AngioDynamics is a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD, and local oncology therapy options for treating cancer, including radiofrequency ablation (“RF” or “RFA”) and systems and embolization products for treating cancerous tumors. We design, develop, manufacture and market a broad line of therapeutic and diagnostic devices that enable interventional physicians (interventional radiologists, vascular surgeons, interventional and surgical oncologists and others) to treat PVD, tumors, and other non-coronary diseases. We believe that we are the only company whose primary focus is to offer a comprehensive product line for the interventional treatment of these diseases. For the past five fiscal years, over 95% of our net sales were from single-use, disposable products. The following table sets forth our aggregate net sales from the following product categories for our last three fiscal years:

	2007		2006		2005
			$	%	$	%
	(dollars in thousands)
Interventional Products	$101,126	90.1%	$78,451	100.0%	$60,289	100.0%
Oncology Products.	11,101	9.9

Total.	$112,227	100.0%	$78,451	100.0%	$60,289	100.0%

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. As of July 31, 2007, our sales organization numbered 102 in the U.S. and 15 outside the U.S. For fiscal years 2007, 2006, and 2005, 6.3%, 4.1%, and 4.2%, of our net sales were in non-U.S. markets.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. For fiscal 2007, about 60% of our net sales were from products introduced in the last five years. For each of the past three fiscal years, we invested at least 7% of our net sales in research and development (“R&D”). R&D expenditures were 18.3% of net sales for fiscal 2007. A significant portion of our R&D expenses in 2007 related to a non-cash charge of $12.1 million for in-process R&D required under purchase accounting rules from our acquisition of RITA. Without this charge, our R&D expenses were approximately 7.5% of net sales. We expect that our R&D expenditures will reach approximately 8 to 9% of net sales for fiscal 2008 and remain at that level thereafter. However, downturns in our business could cause us to reduce our R&D spending.

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

For fiscal 2007, approximately 30% of our net sales were derived from products manufactured for us by third parties, compared to 35% for fiscal 2006. We intend to continue to manufacture more of these products in-house to achieve lower product costs and increased profitability. In 2003 and 2006, we expanded our manufacturing facility in Queensbury, New York, to provide us with significantly greater manufacturing capacity and to accommodate additional research, development and administrative requirements. We are not currently operating our manufacturing facilities at full capacity. However, we anticipate requiring additional administrative and engineering space within the next one to two years.

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

In connection with the acquisition, the Company issued approximately 7.9 million shares of common stock, assumed outstanding RITA options and other convertible securities, which are exercisable for an additional 1.9 million shares of our common stock and paid approximately $23.6 million in cash to the former stockholders of RITA.

We have accounted for the acquisition of RITA as a purchase under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of RITA were recorded as of the acquisition date, at their respective fair values, and consolidated with those of AngioDynamics. The preparation of the valuation of the fair value of the assets and liabilities of RITA required the use of significant assumptions and estimates, specifically expected future cash flows and the applicable discount rates for the acquired intangibles, Black-Scholes assumptions for the valuation of the exchanged options and warrants, and estimates for IRC Section 382 limitations for the deferred tax assets. These estimates were based on assumptions that we believed to be reasonable as of the date of acquisition. However, our actual results may differ from these estimates.

RITA’s operating results were consolidated with those of AngioDynamics beginning on the date of the acquisition, January 29, 2007. Since our results are not restated retroactively to reflect the historical financial position or results of RITA, fluctuations in our operating results for 2007 as compared to the prior periods are significantly impacted by the acquisition of RITA. However, we have included supplemental pro forma financial information in NOTE C—ACQUISITIONS to our audited consolidated financial statements contained in this annual report to give effect to the acquisition as though it had occurred at the beginning of each of the periods presented in this Form 10-K.

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

Subsequent to the acquisition, we classify our revenues into two product groups—Interventional Products and Oncology Products. The Interventional Products group includes our angiographic, thrombolytic, dialysis, image-guided vascular access (IGVA), PTA, venous, and drainage products. The Oncology Products group includes the RFA, embolization and surgical resection products acquired in the RITA transaction. RITA’s port product line, hemodialysis catheter, venous catheter, needles, and PICC’s are part of the Interventional Products group.

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

Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we identify. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that the same credit loss rates will be experienced in the future. We write off accounts receivable when they become uncollectible. For fiscal years 2007, 2006, and 2005, our write offs of accounts receivable aggregated $105,000.

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of operations. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. As of June 2, 2007, our valuation allowance and net deferred tax asset were approximately $2.2 million and $31.5 million, respectively. The deferred tax asset includes $118.6 million of Federal net operating loss carryforwards and $53.0 million of state net operating loss carryforwards acquired as part of the RITA acquisition. These losses could be significantly limited under Internal Revenue Code (“IRC”) Section 382. Our analysis of RITA’s ownership changes as defined in IRC Section 382 shows that approximately $15.8 million of Federal net operating losses and $14.2 million of state net operating losses will expire prior to utilization. The gross deferred tax asset related to the net operating losses reflects this limitation.

We need to generate approximately $7 million of taxable income in each year over the next nineteen years to ensure the realizability of our deferred tax assets. After taking into consideration the charges for purchased R&D and litigation damage award we have determined that we have sufficient existing levels of pre-tax earnings to generate sufficient taxable income to realize the net deferred tax assets recorded on our balance sheet.

In order to support the realizability of our net deferred tax asset, we projected our pre-tax income utilizing historical results. Utilizing this projected pre-tax income, we have projected taxable income taking into consideration existing levels of permanent differences including stock option exercise deductions and non-deductible expenses and the reversal of significant temporary differences including the litigation damage award and acquired intangibles.

Our federal net operating loss carryforwards as of June 2, 2007 after considering IRC Section 382 limitations are $102.8 million. The expiration of the federal net operating loss carryforwards are as follows: $.9 million expire between 2008 and 2011, $64.7 million expire between 2017 and 2021, and $37.2 million expire between 2022 and 2026.

Our state net operating loss carryforwards as of June 2, 2007 after considering IRC Section 382 limitations are $38.8 million which expire in various years from 2008 to 2026.

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

In November 2005, the FASB issued FASB Staff Position SFAS No. 123(R)-3, “Transition Election to Accounting for the Tax Effect of Share-Based Payment Awards.” We have elected to adopt the modified prospective transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). Under the modified prospective transition method, no adjustment is made to the deferred tax balances associated with stock-based payments that continue to be classified as equity awards. Additionally, we elected to use the “long-form method,” as provided in paragraph 81 of SFAS No. 123(R) to determine the pool of windfall tax benefits. The long-form method requires us to analyze the book and tax compensation for each award separately as if it had been issued following the recognition provisions of SFAS No. 123, subject to adjustments for net operating loss carryforwards.

Inventories

We value inventories at the lower of cost (on the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of June 2, 2007, June 3, 2006, and May 28, 2005, our reserve for excess and obsolete inventory was $3,715,000, $1,322,000, and $779,000, respectively.

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

Goodwill and Intangible Assets

Intangible assets other than goodwill are amortized over their estimated useful lives, which range between three and nineteen years, on either a straight-line basis over the expected period of benefit or as revenues are earned from the sales of the related products. We periodically review the estimated useful lives of our intangible assets and review such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Our determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

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

For 2007, we recognized stock-based compensation expense of $3,498,000 before-tax ($2,372,000 net of income taxes, or $0.13 per diluted share). This stock-based compensation expense included expense associated with non-vested stock awards of $267,000 ($167,000 net of income taxes, or less than $0.01 per diluted share).

Under the provisions of SFAS 123(R), we will recognize the following future expense for awards granted as of June 2, 2007:

	Unrecognized Compensation Cost	Weighted- Average Remaining Vesting Period (in years)
Stock options	$9,406,000	2.82
Non-vested stock awards	792,000	2.00

	$10,198,000	2.78

Unrecognized compensation cost for stock options is presented net of 8.1% assumed annual forfeitures.

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

The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 91.9% of our options will vest annually, and we have therefore applied a 8.1% annual forfeiture rate in determining the stock-based compensation charge recorded. We will re-evaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

For the fiscal year ended June 2, 2007, we used the Black-Scholes option-pricing model (“Black-Scholes”) as our method of valuation under SFAS 123(R) and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for our pro forma information required by SFAS 123 for periods prior to June 4, 2006. The fair value of share based payment awards on the date of the grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and a risk-free interest rate. The risk-free interest rate is based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.

We consider historical volatility and trends within our industry/peer group when estimating expected stock price volatility. We use yield rates on U.S. Treasury securities for a period approximating the expected term of the award to estimate the risk-free interest rate. The expected term is based on historical exercise and forfeiture data. The dividend yield is based on the history and expectation of dividend payments. Our historical data includes information only from May 26, 2004, the date of our initial public offering.

Results of Operations

Our fiscal years ended June 2, 2007, June 3, 2006, and May 28, 2005 represent fifty-two weeks, fifty-three weeks, and fifty-two weeks, respectively. Our operating results for fiscal 2007, 2006, and 2005 are expressed as a percentage of total net sales in the following table.

	Fifty-two weeks ended	Fifty-three weeks ended	Fifty-two weeks ended
	June 2, 2007	June 3, 2006	May 28, 2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	41.0	42.0	44.6

Gross profit	59.0	58.0	55.4

Operating expenses
Research and development	18.3	7.5	7.6
Sales & marketing	28.2	27.3	26.6
General & administrative	22.5	10.1	8.4

Total operating expenses	69.0	44.9	42.6

Operating (loss) income	(10.0)	13.1	12.8

Other income (expenses)
Interest income	3.6	1.0	0.5
Interest expense	(0.3)	(0.1)	(0.3)
Other, net	0.3	0.2	(0.4)

(Loss) income before income tax provision	(6.4)	14.2	12.6
Income tax provision	1.7	5.4	5.1

Net (loss) income	(8.1)%	8.8%	7.5%

A significant amount of the expenses we incurred in 2007 related to the acquisition of RITA and were outside the normal course of our operations as a stand-alone company. As required under the rules of purchase accounting, these expenses included an in-process R&D charge of $12.1 million that carries with it no income tax benefit, as well as amortization expense of $1,936,000 on the fair values of the acquired intangible assets and $1,192,000 of reduced gross margin as a result of the step up in basis and subsequent sale of finished goods inventory we acquired. Additionally, we incurred non-capitalizable integration and restructuring costs of $916,000. These costs aggregated $14,607,000, net of income taxes of $1,537,000.

For 2007, we were able to use net operating losses (“NOL”) generated by RITA to offset the amount of cash we paid for Federal and state income taxes. The cash benefit amounted to approximately $1.6 million. According to the rules of purchase accounting, we are unable to use acquired NOL’s to offset our provision for income taxes in the statement of operations.

We also incurred expenses related to an unfavorable verdict in a legal action. The Company recorded a charge of $9.71 million ($6.0 million, net of tax), for the amount of the awarded damages and pre-judgment interest, to general and administrative expenses and $80,000 for post-verdict interest expense in the 2007 consolidated statement of operations.

Fiscal years ended June 2, 2007 and June 3, 2006

Net sales. Net sales consist of revenue derived from the sale of our products and related freight charges, less discounts and returns. For fiscal 2007, net sales were $112.2 million, an increase of $33.8 million, or 43.1%, compared to fiscal 2006. The increase in net sales was primarily due to the continued growth from new products released in or subsequent to fiscal 2006, continuing market share gains of our existing product lines, and sales of products acquired in the RITA transaction from January 29, 2007, to the end of the 2007 fiscal year. Sales of interventional products increased by 29.5%, or $22.5 million, to $98.8 million, due to increased sales of the Morpheus® CT PICC, the TOTAL AbscessionTM drainage catheter, the DuraFlow dialysis catheter, Sotradecol®, and the Vortex® family of vascular access ports. Sales of oncology products were $10.8 million, consisting primarily of sales of radiofrequency ablation (RFA) products and sales of the HABIB 4XTM resection device. There were no sales of port or oncology products in fiscal 2006, as they were previously sold by RITA. Net sales to non-U.S. markets for fiscal 2007 were $7.1 million, or 6.3% of net sales, compared to $3.2 million, or 4.1% of net sales, for fiscal 2006. This increase was primarily due to increased unit sales of vascular access ports and oncology products. Substantially all of the increase in our sales was due to increased unit sales, with less than 1% of the increase attributable to price increases.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. For fiscal 2007, gross profit as a percentage of net sales increased to 59.0% from 58.0% for fiscal 2006. The increase in gross margin percentage was due to a favorable product mix resulting from increased sales of higher margin products, such as the Morpheus CT PICC, the VenaCure procedure kit, the TOTAL AbscessionTM drainage catheter, RFA electrodes and vascular access ports, offset by increased sales of Sotradecol, which carries a lower gross margin. Gross profit was also reduced by 100 basis points for the amortization of the step up in basis and subsequent sale of finished goods inventory we acquired in the RITA acquisition.

Research and development expenses. Research and development expenses include costs to develop new products, enhance existing products, validate new and enhanced products and register, maintain and defend our intellectual property. Research and development expenses were 18.3% of net sales for fiscal 2007, compared to 7.5% for fiscal 2006. R&D expenses increased 250%, or $14.7 million, due primarily to an in-process R&D charge of $12.1 million in connection with the acquisition of RITA. Other increases are expenses associated with ongoing projects.

Sales and marketing expenses. Sales and marketing expenses consist primarily of the costs of salaries, commissions, travel and entertainment, attendance at medical society meetings, and advertising and product promotions and samples. Selling and marketing expenses were 28.2% of net sales for fiscal 2007, compared to 27.3% for fiscal 2006. For fiscal 2007, selling and marketing expenses increased 44.4%, or $10.2 million, compared to fiscal 2006. Selling expenses increased 43.1%, or $7.0 million, due primarily to the acquisition of RITA and its 44-person sales staff, as well as stock-based compensation. Marketing expenses increased 57.1%, or $3.2 million, also primarily due to the acquisition of RITA and tradeshow expenses.

General and administrative expenses. General and administrative expenses include corporate, finance, human resources, administrative and professional fees, as well as information technology expenses. General and administrative expenses were 22.5% of net sales for fiscal 2007, compared to 10.1% for fiscal 2006. For fiscal 2007, these expenses increased 218%, or $17.3 million, partially due to a compensatory damage award and related charges, totaling $9.7 million, incurred as a result of an unfavorable verdict in a legal action, personnel and administrative expenses from the acquisition of RITA, stock-based compensation, amortization expense on the stepped-up basis of intangible assets acquired in the RITA transaction, and travel and administrative costs associated with our recent acquisition and integration activities.

Other income (expenses). Other income (expenses) includes interest income, realized gains and losses from the sales of marketable securities, changes in fair value of an interest rate swap and interest expense. For fiscal 2007, other income (expenses) increased $3.2 million to $4.0 million, due primarily to increases in interest income. Both an increase in our investment portfolio and higher yields contributed to the increase in interest income. As a percentage of net sales, other income (expenses), net, was 0.3% and 0.2% for fiscal 2007 and fiscal 2006, respectively.

Income taxes. Our provision for income taxes decreased $2.3 million in fiscal 2007, from $4.3 million in fiscal 2006. The in-process R&D charge of $12.1 million, which is non-deductible for income tax purposes, had a significant impact on our effective tax rate for fiscal 2007. Without this charge, our effective tax rate for fiscal 2007 was 39.7% compared to 38.3% for fiscal 2006, and the Federal statutory rate of 34.0%. In both fiscal years, we recorded other expenses that were non-deductible for Federal income tax purposes.

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

Liquidity and Capital Resources

During the past three years, we have financed our operations primarily through cash flow from operations, the proceeds of our public offerings in 2004 and 2006, and long-term debt. At June 2, 2007, $73.3 million, or 19.1%, of our assets consisted of cash, cash equivalents, restricted cash, and marketable securities. Marketable securities are comprised of U.S. government issued or guaranteed securities, corporate bonds, and auction-rate investments. Our current ratio was 6.3 to 1, with net working capital of $107.4 million, at June 2, 2007, compared to a current ratio of 11.3 to 1, with net working capital of $111.3 million, at June 3, 2006. At June 2, 2007, total debt was $17.4 million, comprised of short and long-term bank debt for financing our facility expansions in Queensbury, New York, and $9.7 million of convertible debt recorded as part of the RITA acquisition. Other long-term liabilities consisted of $9.8 million for damages assessed in a patent infringement action. Total debt was $2.9 million at June 3, 2006.

We generated cash flow from operations of $8.8 million on a net loss of $9.1 million for fiscal 2007. Non-cash expenses for in-process R&D of $12.1 million, depreciation and amortization of $3.8 million, stock-based compensation of $3.5 million, a tax benefit from the exercise of stock options for $0.6 million, and increases to other long-term liabilities of $9.8 million were offset by uses of cash related to increases to accounts receivable and inventory to support the growth in net sales and decreases, net of the acquisition, to accounts payable and accrued liabilities, aggregating $10.2 million. Changes to deferred taxes and accrued income taxes further offset cash inflows by $1.9 million.

For fiscal 2007, our investing activities used net cash of $55.2 million, due to three reasons. We used cash of $30.3 million for the acquisition of RITA, patent rights, and a deposit for a potential acquisition. We had a net investment of $17.1 million of excess cash, consisting of a portion of the proceeds from our follow-on public offering and cash generated from operations, into U.S. Government obligations, corporate securities and auction-rate investments (generally, long-term municipal bonds that re-price weekly). Additionally, we made equipment purchases and building improvements totaling $5.8 million, of which approximately $3.2 million was for the expansion of our warehouse and production facility in Queensbury, New York. Capital expenditures for fiscal 2007 were funded by cash provided from operations and the issuance of $5.0 million of taxable adjustable rate notes, of which $1.8 million remained in restricted cash at June 2, 2007. For fiscal 2006 capital expenditures were funded by cash provided by operations and cash reserves. Net capital expenditures were $3.2 million and $1.8 million for fiscal 2006 and 2005, respectively.

Financing activities provided net cash of $10.5 million for fiscal 2007. As noted above, we issued $5.0 million of long-term debt to fund our 2006 facility expansion and received proceeds of $6.2 million from the exercise of stock options (including the tax benefit) and purchases under our employee stock purchase plan. Principal payments on our long-term debt totaled $205,000. We also paid $190,000 of deferred financing costs associated with the debt issuance and $329,000 of costs related to our fiscal 2006 follow-on offering.

In fiscal 2003, we financed an expansion of our headquarters and manufacturing facility with industrial revenue bonds for $3.5 million. To secure this financing, we entered into agreements with local municipalities, a bank, a trustee and a remarketing agent. These agreements are referred to as the IDA agreements. The proceeds of the bonds were advanced as construction occurred. The bonds reprice every seven days and are resold by a Remarketing Agent. The bonds bear interest based on the market rate on the date the bonds are repriced and require quarterly principal payments ranging from $25,000 to $65,000 plus accrued interest through May 2022. We entered into an interest rate swap with a bank to convert the initial variable rate payments to a fixed interest rate of 4.45% per annum. The IDA agreements contain financial covenants relating to fixed charge coverage and interest coverage. The outstanding debt is collateralized by a letter of credit ($2.8 million at June 2, 2007) and a first mortgage on the land, building and equipment comprising our facility in Queensbury, and we are required to pay an annual fee ranging from 1.0% to 1.9% of the outstanding balance depending on our financial results. The current fee is 1.0% and is in effect until August 22, 2007.

In December 2006, we closed on the financing for the expansion of our warehouse and manufacturing facility in Queensbury, New York. The expansion is being financed principally with taxable adjustable rate notes (the “Notes”) issued by us aggregating $5,000,000. The Notes were issued under a trust agreement by and between us and a bank, as trustee (the “Trustee”). In connection with the issuance of the Notes, we entered into a letter of credit and reimbursement agreement (the “Reimbursement Agreement”) with the Bank that requires the maintenance of a letter of credit to support principal and certain interest payments on the Notes and requires payment of an annual fee on the outstanding balance. The current fee is 0.75% and is in effect until December 2007. We also entered into a remarketing agreement, pursuant to which the remarketing agent is required to use its best efforts to arrange for sales of the Notes in the secondary market.

The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Reimbursement Agreement are collateralized by the aforementioned letter of credit ($5.1 million at June 2, 2007) and all of our assets.

In connection with this financing, we entered into an interest rate swap agreement (the “2006 Swap Agreement”) with the Bank, effective December 2006, with an initial notional amount of $5,000,000, to limit the effect of variability due to interest rates on the rollover of the Notes. The 2006 Swap Agreement is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The 2006 Swap Agreement requires us to pay a fixed rate of 5.06% and receive payments based on 30-day LIBOR repriced every seven days through December 2016.

As a result of purchased R&D costs described in Note C and the charge recorded related to litigation described in Note R, as of and for the year ended June 2, 2007, we have not met certain financial covenants contained within the Reimbursement Agreement and the IDA agreements entered into in connection with the financings described above. The bank has waived such noncompliance. The debt covenants and the collateralization of substantially all of our assets to secure these financings may restrict our ability to obtain debt financing in the future.

In connection with the acquisition of RITA on January 29, 2007, we assumed subordinated Senior Convertible Notes (the “Convertible Notes”) with an aggregate principal amount of $9.7 million. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion price of $20.41 per share of common stock, net of the Cash Component (see Footnote C to the consolidated financial statements), subject to adjustment in certain circumstances including common stock splits or other standard anti-dilution provisions. Until conversion or maturity, the Convertible Notes bear interest at 6.5% per year, payable semi-annually. Absent conversion, the Convertible Notes mature on August 5, 2008 (the “Maturity Date”). If on the Maturity Date, the closing price of the Company’s common stock has been at or above 102% of the then conversion price for at least 10 consecutive business days immediately preceding the Maturity Date, then any remaining principal outstanding under the Convertible Notes shall automatically be converted into the Company’s common stock, subject to certain conditions.

On November 30, 2006, our $7.5 million line of credit facility with KeyBank National Association expired and was not renewed.

Our contractual obligations as of June 2, 2007 are set forth in the table below. We have no variable interest entities or other off-balance sheet obligations.

	Cash Payments Due By Period as of June 2, 2007
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Contractual Obligations:
Notes Payable to Bank	$11,494	$681	$1,290	$1,167	$8,356
Convertible Notes	10,420	316	10,104
Other Long-term Liabilities	9,790		9,790
Other Liabilities	3,500	3,500
Inventory Purchase Obligations (1)	30,858	5,360	12,580	12,918
Operating Leases (1)	1,381	480	886	15

	$67,443	$10,337	$34,650	$14,100	$8,356

(1)	The non-cancelable leases and inventory purchase obligations are not reflected on our consolidated balance sheet under accounting principles generally accepted in the United States of America.

We believe that our current cash and investment balances and cash generated from operations will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. However, if we seek to make significant acquisitions of other businesses or technologies, we may require additional financing. We cannot assure you that such financing will be available on commercially reasonable terms, if at all.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FAS 109”),” to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 (the first quarter of our 2008 fiscal year). We are currently evaluating the impact this adoption will have on our financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our 2009 fiscal year), and interim periods within those fiscal years. The adoption of this new accounting pronouncement is not expected to have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires companies to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings for errors that were not previously deemed material but are material under the guidance in SAB 108. The adoption of this new accounting pronouncement did not have a material impact on our financial statements.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (our 2009 fiscal year). We are currently evaluating the impact this adoption will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in interest rates on investments and financing that could impact our results of operations and financial position. Although we have entered into interest rate swaps with a bank to limit our exposure to interest rate change market risk on our variable interest rate financings, we do not currently engage in any other hedging or market risk management tools.

At June 2, 2007, we maintained variable interest rate financing of $7.7 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with a bank under which we agreed to pay the bank a fixed annual interest rate and the bank assumed our variable interest payment obligations under the financing.

Nearly all of our sales have historically been denominated in United States dollars. Although not significant, in 2007 we began to make sales in other currencies, particularly the Euro, GB pound and Canadian dollar. We currently have no significant direct foreign currency exchange risk and such risk in the future is expected to be only modest.

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities primarily of less than two years. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and marketable securities and therefore affect our cash flows and results of operations. As of June 2, 2007, we were exposed to interest rate change market risk with respect to our investments in callable U.S. government corporation and agency obligations in the amount of $10,700,000. The bonds bear interest at a floating rate established weekly. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the bonds by approximately $107,000 on an annual basis.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us (including our consolidated subsidiaries) in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended June 2, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of June 2, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management excluded RITA Medical Systems, Inc. from its assessment of internal control over financial reporting as of June 2, 2007, because this business was acquired in a purchase business combination in fiscal year 2007. The acquisition of RITA represented 2.2% and 7.6% of the Company’s consolidated total assets and net revenues, respectively, as of the end of the fiscal year.

Based on our assessment, management concluded that, as of June 2, 2007, our internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of June 2, 2007, as stated in their report, which is included under Item 8 of this annual report on Form 10-K and is incorporated by reference into this Item 9A.

Item 9B. Other Information

None

Part III

Certain information required by Part III is omitted from this annual report on Form 10-K because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its annual meeting of Stockholders, currently scheduled for October 22, 2007. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the Company’s executive officers and directors.

Name	Age	Position
Eamonn P. Hobbs	49	President, Chief Executive Officer and Director
Robert D. Mitchell	45	Executive Vice President, Chief Operating Officer
D. Joseph Gersuk	57	Executive Vice President, Chief Financial Officer and Treasurer
William M. Appling	44	Senior Vice President, Research and Development
Joseph G. Gerardi	45	Vice President, Special Projects
Harold C. Mapes	47	Vice President, Operations
Robert M. Rossell	51	Vice President, Corporate Accounts
Brian S. Kunst	47	Vice President, Regulatory Affairs/Quality Assurance
John J. Soto	42	Vice President, Global Sales
Daniel K. Recinella	48	Vice President, Product Development
Vincent Bucci.	52	Chairman of the Board of Directors, Director
Paul S. Echenberg (1)(3)	63	Director
Peter J. Graham (4)	40	Director
Jeffrey G. Gold (1)	59	Director
David P. Meyers (4)	42	Director
Howard W. Donnelly (1)(2)	46	Director
Dennis S. Meteny (2)	54	Director
Robert E. Flaherty (3)	61	Director
Gregory D. Casciaro (4)	51	Director
Wesley E. Johnson, Jr. (2)	49	Director
Steve LaPorte (3)	56	Director

(1)	Member of Governance/Nominating Committee
(2)	Member of Audit Committee
(3)	Member of Compensation Committee
(4)	Resigned January 2007

Eamonn P. Hobbs is one of our co-founders. He has been our President and Chief Executive Officer since June 1996 and a director since our inception. From 1991 until September 2002, Mr. Hobbs was a Vice President, and from October 2002 to May 2004 was a Senior Vice-President, of E-Z-EM, with operational responsibility for our company. He was first employed by E-Z-EM from 1985 to 1986 and was continuously employed by E-Z-EM from 1988 to May 2004. From 1986 to 1988, Mr. Hobbs was Director of Marketing for the North American Instrument Corporation (NAMIC), a medical device company later acquired by Boston Scientific. Mr. Hobbs started his career at Cook, a leading manufacturer of interventional radiology, interventional cardiology and gastroenterology medical devices. Mr. Hobbs has over 26 years experience in the interventional radiology, interventional cardiology and gastroenterology medical device industries. He is a bio-medical engineer, having completed a Bachelor of Sciences in Plastics Engineering with a Biomaterials emphasis at University of Lowell in 1980. Mr. Hobbs is the only business executive from the medical device industry to serve on the strategic planning committee of the Society of Interventional Radiology, or SIR, and in April 2005, he was awarded an honorary fellowship by the SIR.

Robert D. Mitchell became our Executive Vice President, Chief Operating Officer in December 2006. Prior to joining us, from 2005 to 2006 he was Director, President and Chief Executive Officer of Millimed Holdings, Inc. From 2004 to 2005, he served as Vice President of Worldwide Sales for Align Technology, Inc. From 1987 to 2004, Mr. Mitchell was employed by Cook Incorporated in various capacities, most recently as Vice President and Director, Global Sales and Marketing for various business units including: diagnostic and interventional, endovascular, critical care and surgical. He holds a Bachelor of Science degree from the University of Utah and his MBA from Indiana Wesleyan University.

D. Joseph Gersuk became our Senior Vice President, Chief Financial Officer in April 2007 and was named Executive Vice President in July 2007. Since 2005 he has been a trustee for multiple educational and healthcare facilities as well as a director of Ascend Acquisition Corporation. From 2003 to 2005, he was CEO and director of Request Multimedia. From 1994 to April 2003, he was Executive Vice President, Chief Financial Officer and Treasurer of MapInfo Corporation, a publicly traded software, data and services company. Mr. Gersuk, a former officer in the United States Navy, holds a Bachelor of Science degree from the United States Naval Academy and his MBA in Finance from American University.

Joseph G. Gerardi became our Vice President, Special Projects in April 2007. He was our Vice President, Chief Financial Officer from March 2004 to April 2007; Vice President, Controller from 1996 to March 2004 and, from 1992 to 1996, was our Plant Controller. From 1987 to 1992, Mr. Gerardi was the Controller for Mallinckrodt Medical, Inc.’s anesthesiology plant. Before joining Mallinckrodt Medical, Mr. Gerardi was employed by Factron/ Schlumberger for over five years as Manager of Consolidations and as a cost accountant. He holds a Bachelor of Science in Finance from State University of New York College of Technology at Utica and his MBA from the State University of New York at Albany.

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

Robert M. Rossell became our Vice President, Corporate Accounts, in July 2007. Previously, he served as our Vice President, Marketing from 1996 to July 2007, and from 1990 to 1996 was a Product Manager and then our Director of Marketing. Before joining us, Mr. Rossell was Marketing Manager at NAMIC from 1986 to 1990, and held sales positions with various leading healthcare companies, including American Hospital Supply Corporation, from 1981 to 1985, and Johnson & Johnson, Inc., from 1977 to 1981.

William M. Appling became our Senior Vice President of Research & Development in July 2007. Previously, he served as our Vice President, Research since 2002, Vice President, Research and Development since 1996, and in other product development capacities since 1988. Before that, Mr. Appling was a Product Development Engineer with NAMIC from 1986 to 1988 and a Product Development Engineer with the Edwards Division of American Hospital Supply Corporation from 1984 to 1986.

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

John J. Soto became our Vice President, Global Sales in June 2007 and, from February to June 2007, was our Vice President, Outside U.S. Sales. Prior to joining us, from 2006 to 2007, Mr. Soto served as Executive Vice President, Worldwide Sales and from 2003 to 2006, Vice President, International Sales for RITA Medical Systems, Inc. From 2002 to 2003, Mr. Soto was Vice President and General Manager or Operations at Computer Motion Inc. From 1999 to 2002, Mr. Soto was employed at Tyco Healthcare first as Product Director in the Cardiac Division and then as Managing Director of the European Division. Mr. Soto, a former pilot in the British Royal Navy, holds a degree in Electronic Engineering from the Royal Naval College in the UK and a degree in Medical Marketing from the University of California at Los Angeles.

Vincent Bucci joined our Board in January 2007 and was named Chairman of our board of directors in July 2007. He previously served as a member of the RITA Board since March 1999 and was most recently its Chairman. Mr. Bucci has held the position of President of Health Policy Associates, Inc., a consulting company, since 1992. Mr. Bucci holds a B.A. from Bates College and a J.D. in Public Law and an M.A. in Government, both from Georgetown University.

Paul S. Echenberg has been a director since 1996 and was Chairman of our board of directors from February 2004 to July 2007. He has been a director of E-Z-EM since 1987, Chairman of the board of directors of E-Z-EM since January 2005, and Chairman of the board of directors of E-Z-EM Canada, an E-Z-EM subsidiary, since 1994. He has been the President, Chief Executive Officer and a director of Schroders & Associates Canada Inc., an investment buy-out advisory services company, and a director of Schroders Ventures Ltd., an investment firm, since 1996. He is also a founder and has been a general partner and director of Eckvest Equity Inc., a personal investment and consulting services company since 1989. From 1970 to 1989, he was President and Chief Executive Officer of Twinpak Inc. and Executive Vice President of CB Pak Inc., both packaging companies. He also co-founded BDE & Partners, an investment banking and strategic advisory services firm, in 1991. He is a director of Lallemand Inc., Benvest Newlook Income Trust, ITI Medical, Med-Eng Systems Inc., MacroChem Corp., MatraPack Industries Inc. and A.P. Plasman Corp.

Jeffrey G. Gold has served as a director since 1997. Mr. Gold was a consultant to Boston Scientific Corporation from its acquisition of CryoVascular Systems Inc. in April 2005 until December 2005. Mr. Gold was President and CEO of CryoVascular Systems, a peripheral vascular disease device company, from 2001 until its acquisition by Boston Scientific. From 1997 to 2001, he was Executive Vice President and Chief Operating Officer of Cardio Thoracic Systems, Inc., a company engaged in the development and introduction of devices for beating-heart coronary bypass surgery. Before that, Mr. Gold spent 18 years with Cordis Corporation in a variety of senior management roles including Vice President of Manufacturing and Vice President of Research and Development, and was a co-founder and President of Cordis Endovascular Systems, a Cordis subsidiary engaged in the interventional neuroradiology business. At Cordis, Mr. Gold also had responsibility for its peripheral vascular business. He serves on the board of directors of several start-up medical device companies and is a Special Network Advisor to Sapient Capital Management.

David P. Meyers has served as a director, and as a director of E-Z-EM, since 1996. He is a founder of Alpha Cord, Inc., which provides cryopreservation of umbilical cord blood, and has served as its President since 2002. Previously, he founded MedTest Express, Inc., a provider of contracted laboratory services for home health agencies, and served as its President, Chief Executive Officer and a director from 1994 to September 2002. Mr. Meyers resigned from our Board in January 2007.

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

Dennis S. Meteny joined our board of directors in March 2004. In August 2006, Mr. Meteny was appointed President and Chief Executive Officer of Cygnus Manufacturing Company LLC, a privately held manufacturer of minimally and non-invasive medical device products, health and safety components, and high precision transportation, aerospace and industrial products. From February 2006 to August 2006,, Mr. Meteny was President and CEO of Teemyn LLC, a private strategic advisory firm. From 2003 to 2006, Mr. Meteny was an Executive-in-Residence at the Pittsburgh Life Sciences Greenhouse, a strategic economic development initiative of the University of Pittsburgh Health System, Carnegie Mellon University, the University of Pittsburgh, the State of Pennsylvania and local foundations. From 2001 to 2003, he served as President and Chief Operating Officer of TissueInformatics, Inc., a privately held company engaged in the medical imaging business. From 2000 to 2001, Mr. Meteny was a business consultant to various technology companies. Prior to that, Mr. Meteny spent 15 years in several executive-level positions, including as President and Chief Executive Officer, from 1994 to 1999, of Respironics, Inc. a cardio-pulmonary medical device company. Mr. Meteny began his career in 1975 with Ernst & Young LLP.

Gregory D. Casciaro joined our board of directors in April 2004. Since September 2004, Mr. Casciaro has been President, Chief Executive Officer and a director of XTENT, Inc, a developer of stent systems for delivering multiple drug eluting stents of customizable length with a single catheter. From 2000 to 2004, he was President, Chief Executive Officer and a director of Orquest, Inc., a developer and manufacturer of devices used for orthopedic procedures that was acquired by Johnson & Johnson. From 1995 to 2000, Mr. Casciaro was employed by General Surgical Innovations, Inc., a videoscopic surgical equipments manufacturer that was acquired by United States Surgical, a division of Tyco Healthcare Group LP, in 1999. Mr. Casciaro’s last position with General Surgical Innovations was as a director and its President and Chief Executive Officer from 1998 to 2000. Mr. Casciaro was employed by the Devices for Vascular Innovations division of Guidant Corporation from 1991 to 1995, having last served as the Vice President of Sales from 1994 to 1995. Prior to joining Guidant, he was employed by NAMIC from 1983 to 1991, with his last position being Area Sales Manager. Mr. Casciaro began his career with Procter and Gamble Company in 1978. He is currently a director of Apneon, Inc. and Kerberos Proximal Solutions. Mr. Casciaro resigned from our Board in January 2007.

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

Peter J. Graham joined our board of directors in January 2006, when he was elected to fill the vacancy created by the death of our co-founder and former Chairman, Howard S. Stern. Mr. Graham has been Senior Vice President—Chief Legal Officer, Global Human Resources and director of E-Z-EM since May 2005, and was Vice President-General Counsel and Secretary of E-Z-EM from 2001 to May 2005. Mr. Graham also served as our Corporate Counsel and Secretary from 1997 until our spin-off by E-Z-EM in October 2004. Mr. Graham resigned from our Board in January 2007.

Wesley E. Johnson, Jr. joined our Board in January 2007. He previously served as a member of the RITA Board since August 2003. Since October 2005, Mr. Johnson has served as General Manager of Abbott Spine, S.A., a division of Abbott Laboratories. From June 2003 to October 2005, Mr. Johnson served as Division Vice President, Finance for Abbott Spine. From May 1999 to June 2003, he served as Vice President of Operations and Chief Financial Officer for Spinal Concepts. Mr. Johnson holds a B.B.A. in Accounting from Texas A&M University and became a certified public accountant in 1981.

Steve LaPorte joined our Board in January 2007. He previously served as a member of the RITA Board since September 2005. From 2002 until his retirement in August 2005, Mr. LaPorte served as the Vice President of NeuroVentures and Business Development at Medtronic, Inc., a global leader in medical technology. Prior to this, from 2000 to 2002, Mr. LaPorte served as Vice President and General Manager of Medtronic’s Drug Delivery Division; from 1994 to 2000, he held the position of Vice President and General Manager of Medtronic’s Electrophysiology Systems Division; and from 1988 to 1994 he was the Vice President of Operations for Medtronic’s Neurological Division. He began his career at Medtronic in 1978. Mr. LaPorte received his M.B.A. from the University of Minnesota and a B.S. in mathematics and computer science from the University of Wisconsin Stevens Point.

Board of Directors

Our amended and restated bylaws provide for a board of directors consisting of up to 15 members. The size of the board is currently set at nine. Our directors are divided into three classes serving staggered three-year terms. At each annual meeting of our stockholders, directors are elected to succeed the class of directors whose terms have expired. For our current directors, Class I directors’ terms will expire at the 2007 annual stockholders’ meeting, Class II directors’ terms will expire at our 2008 annual stockholders’ meeting, and Class III directors’ terms will expire at our 2009 annual stockholders’ meeting,. Messrs. Gold, Echenberg and Meteny are our current Class I directors; Messrs. Bucci, Donnelly and Flaherty are our current Class II directors; and Messrs. Hobbs, Johnson and Laporte are our current Class III directors. Our classified board could have the effect of increasing the length of time necessary to change the composition of a majority of our board of directors. Generally, at least two annual meetings of stockholders will be necessary for stockholders to effect a change in the majority of the members of our board of directors.

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

Each advisory board member receives a fee of $2,000 for each day of service rendered, reimbursement for reasonable out-of-pocket expenses, and non-qualified options to acquire an aggregate of 1,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. During fiscal 2007, we granted options for 500 shares of our common stock to two members of the scientific advisory board, for a total of 1,000 shares. Our agreements with the members of our advisory board may be terminated by us or any board member at any time for any or no reason.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such forms received by us, or on written representations from certain reporting persons that no reports were required for such persons, we believe that, during the fiscal year ended June 2, 2007, all of our executive officers, directors and 10% stockholders complied with all Section 16 filing requirements, except as follows:

(1)	Daniel K. Recinella filed a Form 4 on January 19, 2007, that was one business day late, reporting the exercise of stock options.

(2)	John J. Soto filed a Form 3 on February 9, 2007, that was one day late, reporting the beneficial ownership of AngioDynamics securities.

Code of Ethics

The information required by this caption is incorporated by reference to our Proxy Statement under the heading “Corporate Governance, Board Independence and Committees of the Board—Code of Business Conduct and Ethics.”

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to our Proxy Statement under the heading “Executive Compensation”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Item 13. Certain Relationships and Related Transactions

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Certain Relationships and Related Transactions.”

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

(a)(1) Financial Statements

The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

Report of Independent Registered Public Accounting Firm	61

Consolidated balance sheets—June 2, 2007 and June 3, 2006	63

Consolidated statements of operations—fifty-two weeks ended June 2, 2007, fifty-three weeks ended June 3, 2006, and fifty-two weeks ended May 28, 2005	65

Consolidated statements of stockholders’ equity and comprehensive income (loss)—fifty-two weeks ended June 2, 2007, fifty-three weeks ended June 3, 2006, and fifty-two weeks ended May 28, 2005	66

Consolidated statements of cash flows—fifty-two weeks ended June 2, 2007, fifty-three weeks ended June 3, 2006, and fifty-two weeks ended May 28, 2005	67

Notes to consolidated financial statements	68

      (2) Financial Statement Schedules

The following consolidated financial statement schedule is included in Part IV of this report:

Schedule II—Valuation and qualifying accounts	105

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits

(a) 3. Exhibits

2.1	Agreement and Plan of Merger, dated as of November 27, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (v)

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated December 7, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (w)

2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of January 16, 2007 (x)

2.4	Stock Purchase Agreement made and entered into as of October 12, 2006, by and among AngioDynamics, Inc., Oncobionic, Inc., and the shareholders of Oncobionic, Inc. (y)

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (l)

3.2	Amended and Restated Bylaws of the Registrant (l)

3.3	Certificate of Designation, Preference and Rights of Series A Preferred Stock of AngioDynamics, Inc. (z)

4.1	Form of Rights Agreement of the Registrant (a)

10.1	Supply and Distribution Agreement dated April 1, 2002 between the Registrant and biolitec, Inc. (a)

10.2	The Registrant’s 1997 Stock Option Plan, as amended (a)

10.3	Form of Master Separation and Distribution Agreement between the Registrant and E-Z-EM, Inc. (gg)

10.4	Form of Tax Allocation and Indemnification Agreement between the Registrant and E-Z-EM, Inc. (gg)

10.5	Form of Corporate Agreement between the Registrant and E-Z-EM, Inc. (gg)

10.6	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan, as amended (aa)

10.7	Amendment to Supply and Distribution Rights Agreement made as of July 12, 2006, by and between AngioDynamics, Inc. and Bioniche Pharma Group, Limited * (bb)

10.8	Asset Purchase Agreement made as of May 1, 2006 by and among AngioDynamics, Inc., Medron Inc., Ronald Wortley and Eric King * (cc)

10.9	Summary of the Compensation of the Non-employee Directors of AngioDynamics, Inc. (dd)

10.10	Building Loan Agreement dated as of August 1, 2002, between the Registrant and Keybank National Association (a)

10.11	Mortgage and Security Agreement dated as of August 1, 2002, among the Counties of Warren and Washington Industrial Development Agency, the Registrant and Keybank National Association (a)

10.12	Trust Indenture dated as of August 1, 2002, between the Counties of Warren and Washington Industrial Development Agency and The Huntington National Bank (a)

10.13	Remarketing Agreement dated as of August 1, 2002, among the Registrant, McDonald Investments Inc., as Remarketing Agent, and the Counties of Warren and Washington Industrial Development Agency (a)

10.14	Counties of Warren and Washington Industrial Development Agency Multi-Mode Variable Rate Industrial Development Revenue Bond (AngioDynamics, Inc. Project-Letter of Credit Secured), Series 2002, having a Maturity Date of August 1, 2022 (a)

10.15	Installment Sale Agreement dated as of August 1, 2002, between the Counties of Warren and Washington Industrial Development Agency and the Registrant (a)

10.16	Reimbursement Agreement dated as of August 1, 2002, between the Registrant and Keybank National Association (a)

10.17	First Amendment to Reimbursement Agreement dated as of December 29, 2003, between the Registrant and Keybank National Association (a)

10.18	The Registrant’s 2004 Stock and Incentive Award Plan (gg)

10.19	Summary of Fiscal 2007 Base Salary Compensation for the Chief Executive Officer and Other named Executive Officers (ee)

10.20	Agreement effective as of January 1, 2004 between the Registrant and Donald A. Meyer (a)

10.21	Form of Indemnity Agreement between the Registrant and its directors and officers (t)

10.22	Spin-off Adjustment Stock Option Plan for Certain Participants in the E-Z-EM Inc. 1983 Stock Option Plan (b)

10.23	Spin-off Adjustment Stock Option Plan for Certain Participants in the E-Z-EM Inc. 1984 Directors and Consultants Stock Option Plan (c)

10.24	Amendment to Supply and Distribution Agreement dated as of April 1, 2004 between the Registrant and biolitec, Inc. (amendment to agreement filed as Exhibit 10.1) (a)

10.25	Form of Non-Statutory Stock Option Agreement (d)

10.26	Form of Non-Qualified Stock Option Agreement (e)

10.27	Change in Terms Agreement dated November 22, 2004, between AngioDynamics, Inc. and Keybank National Association (f)

10.28	Performance Share Award Agreement (g)

10.29	Restricted Stock Unit Award Agreement (h)

10.30	AngioDynamics, Inc. Management Profitability Bonus Program (amended as of August 15, 2006) (ff)

10.32	Summary of Director’s compensation (k)

10.33	Distribution Agreement dated June 22, 2004, between AngioDynamics, Inc. and Medical Components, Inc. (m)

10.34	Commitment Letter dated November 23, 2005, from KeyBank National Association (n)

10.35	Promissory Note dated November 23, 2005, between AngioDynamics, Inc. and KeyBank National Association (o)

10.36	Commercial Security Agreement dated November 23, 2005, between AngioDynamics, Inc. and KeyBank National Association (p)
10.37	Supply and Distribution Agreement dated October 17, 2005, between AngioDynamics, Inc. and Bioniche Pharma Group Limited (q)

10.38	First Amendment to Distribution Agreement dated June 22, 2004, between AngioDynamics, Inc. and Medical Components Inc. (r)

10.39	Underwriting Agreement dated May 23, 2006 (s)

14	Code of Ethics (u)

21.1	Subsidiaries of the Registrant (a)

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14

32.1	Certification pursuant to Rule 13a-14(b) or 15d-14(b) and Section 1350 of Title 18 of the United States Code.

32.2	Certification pursuant to Rule 13a-14(b) or 15d-14(b) and Section 1350 of Title 18 of the United States Code.

(a)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form S-1 (SEC Reg. No. 333-13329)
(b)	Incorporated by reference to exhibit 10.22 to the registrant’s annual report on Form 10-K for the fiscal year ended May 29, 2004.
(c)	Incorporated by reference to exhibit 10.23 to the registrant’s annual report on Form 10-K for the fiscal year ended May 29, 2004.
(d)	Incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarterly period ended August 28, 2004.
(e)	Incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K filed on November 4, 2004.
(f)	Incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarterly period ended November 27, 2004.
(g)	Incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 12, 2005.
(h)	Incorporated by reference to exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 12, 2005.
(i)	Incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 4, 2005.

(j)	Incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K filed on August 4, 2005.
(k)	Incorporated by reference to exhibit 10.1 to Amendment No. 1 to the registrant’s quarterly report on Form 10-Q/A for the quarterly period ended February 26, 2005.
(l)	Incorporated by reference to the exhibit of the same number to the registrant’s quarterly report on Form 10-Q for the quarterly period ended August 27, 2005.
(m)	Incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarterly period ended August 27, 2005.
(n)	Incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 30, 2005.
(o)	Incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K filed on November 30, 2005.
(p)	Incorporated by reference to exhibit 10.3 to the registrant’s current report on Form 8-K filed on November 30, 2005.
(q)	Incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarterly period ended November 26, 2005.
(r)	Incorporated by reference to exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarterly period ended November 26, 2005.
(s)	Incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 25, 2006.
(t)	Incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 10, 2006.
(u)	Incorporated by reference to exhibit 14 to the registrant’s current report on Form 8-K filed on May 10, 2006.
(v)	Incorporated by reference to Annex A to the registrant’s Registration Statement of Form S-4, filed on December 8, 2006.
(w)	Incorporated by reference to Annex E to the registrant’s Registration statement of Form S-$, filed on December 8, 2006.
(x)	Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K, filed on January 16, 2007.
(y)	Incorporated by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q for the quarterly period ended December 2, 2006.
(z)	Incorporated by reference to Exhibit 3.3 to the registrant’s current report on Form 8-K, filed on November 27, 2006.
(aa)	Incorporated by reference to Exhibit 3.3 to the registrant’s current report on Form 8-K, filed on October 27, 2006.
(bb)	Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarterly period ended September 9, 2006.
(cc)	Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarterly period ended September 9, 2006.
(dd)	Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed on August 21, 2006.
(ee)	Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed on August 21, 2006.
(ff)	Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K, filed on August 21, 2006.
(gg)	Incorporated by reference to the exhibit of the same number to the registrant’s registration statement on Form S-1/A (SEC Reg. No. 333-13329)

*	Confidential treatment has been requested for the redacted portions of the exhibit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AngioDynamics, Inc.:

We have completed integrated audits of AngioDynamics, Inc.’s 2007 and 2006 consolidated financial statements and of its internal control over financial reporting as of June 2, 2007, and an audit of its 2005 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AngioDynamics, Inc. and its subsidiaries at June 2, 2007 and June 3, 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 2, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note O to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 2, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 2, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded RITA Medical Systems, Inc. from its assessment of internal control over financial reporting as of June 2, 2007 because they were acquired by the Company in a purchase business combination during 2007. We have also excluded RITA Medical Systems, Inc. from our audit of internal control over financial reporting. RITA Medical Systems, Inc. is a wholly owned subsidiary whose total assets and total revenues represent approximately 2.2% and 7.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 2, 2007.

PricewaterhouseCoopers LLP

Albany, New York

August 14, 2007

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 2, 2007	June 3, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,313	$64,042
Restricted cash	1,786
Marketable securities, at fair value	43,191	25,710
Accounts receivable—trade, net of allowance for doubtful accounts of $1,207 in 2007 and $430 in 2006	20,798	13,486
Inventories	28,569	15,968
Deferred income taxes	2,247	822
Prepaid expenses and other	2,957	2,128

Total current assets	127,861	122,156

PROPERTY, PLANT AND EQUIPMENT—AT COST, less accumulated depreciation and amortization	16,832	10,802

DEFERRED INCOME TAXES	29,289	386

GOODWILL	153,787

NON-REFUNDABLE DEPOSIT	5,139

INTANGIBLE ASSETS, less accumulated amortization of $3,553 in 2007 and $1,203 in 2006	49,148	3,565

OTHER ASSETS	1,225	91

TOTAL ASSETS	$383,281	$137,000

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 2, 2007	June 3, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,567	$5,791
Accrued liabilities	8,136	4,836
Income taxes payable	900
Current portion of long-term debt	315	180
Other current liabilities	3,500

Total current liabilities	20,418	10,807

LONG-TERM DEBT, net of current portion	17,115	2,755

OTHER LONG-TERM LIABILITIES	9,790

Total liabilities	47,323	13,562

COMMITMENTS AND CONTINGENCIES (NOTE R)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, no shares issued and outstanding
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 23,961,750 shares in 2007 and 15,469,431 shares in 2006	240	155
Additional paid-in capital	341,760	120,219
(Accumulated deficit) retained earnings	(5,981)	3,146
Accumulated other comprehensive loss	(61)	(82)

Total stockholders’ equity	335,958	123,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$383,281	$137,000

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fifty-two weeks ended	Fifty-three weeks ended	Fifty-two weeks ended
	June 2, 2007	June 3, 2006	May 28, 2005
Net sales	$112,227	$78,451	$60,289
Cost of goods sold	46,060	32,930	26,912

Gross profit	66,167	45,521	33,377

Operating expenses
Research and development	20,555	5,869	4,570
Sales and marketing	31,605	21,399	16,000
General and administrative	25,232	7,947	5,080

Total operating expenses	77,392	35,215	25,650

Operating (loss) income	(11,225)	10,306	7,727
Other income (expense)
Interest income	4,047	792	304
Impairment loss on investment			(300)
Interest expense	(308)	(138)	(150)
Other income	314	162	36

(Loss) income before income tax provision	(7,172)	11,122	7,617
Income tax provision	1,955	4,256	3,069

NET (LOSS) INCOME	$(9,127)	$6,866	$4,548

(Loss) earnings per common share
Basic	$(0.49)	$.55	$.39

Diluted	$(0.49)	$.53	$.37

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE

(LOSS) INCOME

Fifty-two weeks ended June 2, 2007, fifty-three weeks ended June 3, 2006, and fifty-two weeks ended May 28, 2005

(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings (Accumulated Deficit)	Accumulated other comprehensive loss	Total	Comprehensive (loss) income
	Shares	Amount
Balance at May 29, 2004	11,150,000	$112	$45,506	$(8,268)	$(118)	$37,232
Net proceeds from the issuance of common stock	292,500	3	2,764			2,767
Exercise of stock options	599,766	6	2,526			2,532
Fractional share adjustment from spin-off	(2)
Tax benefit on exercise of stock options			1,877			1,877
Issuances of common stock under Employee Stock Purchase Plan	9,368		130			130
Compensation related to stock option plans			75			75
Net income				4,548		4,548	$4,548
Unrealized gain on marketable securities, net of taxes of $7					11	11	11
Unrealized loss on interest rate swap, net of taxes of $36					(62)	(62)	(62)

Comprehensive income							$4,497

Balance at May 28, 2005	12,051,632	$121	$52,878	$(3,720)	$(169)	$49,110
Net proceeds from the issuance of common stock	2,760,000	28	61,884			61,912
Exercise of stock options	634,364	6	2,974			2,980
Tax benefit on exercise of stock options			2,036			2,036
Issuances of common stock under Employee Stock Purchase Plan	23,435		366			366
Compensation related to stock option plans			81			81
Net income				6,866		6,866	$6,866
Unrealized loss on marketable securities, net of taxes of $30					(44)	(44)	(44)
Unrealized gain on interest rate swap, net of taxes of $74					131	131	131

Comprehensive income							$6,953

Balance at June 3, 2006	15,469,431	$155	$120,219	$3,146	$(82)	$123,438
Issuance of common stock in acquisition	7,891,658	79	209,018			209,097
Exercise of stock options	559,459	6	4,087			4,093
Tax benefit on exercise of stock options			2,271			2,271
Issuances of common stock under Employee Stock Purchase Plan	32,765		486			486
Issuance of performance shares	8,437		214			214
Stock-based compensation expense			3,498			3,498
Implementation of SFAS 123R			158			158
Fair value of conversion feature on convertible debt			1,809			1,809
Net loss				(9,127)		(9,127)	(9,127)
Unrealized loss on marketable securities, net of taxes of $19					33	33	33
Unrealized gain on interest rate swap, net of taxes of $8					(12)	(12)	(12)

Comprehensive loss							$(9,106)

Balance at June 2, 2007	23,961,750	$240	$341,760	$(5,981)	$(61)	$335,958

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fifty-two weeks ended	Fifty-three weeks ended	Fifty-two weeks ended
	June 2, 2007	June 3, 2006	May 28, 2005
Cash flows from operating activities
Net (loss) income	$(9,127)	$6,866	$4,548
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	3,764	1,082	771
Amortization of bond (discounts) and premiums	(355)
Tax benefit from exercise of stock options	597	2,036	1,877
Purchased research and development expense	12,100
Impairment loss on investment			300
Gain on sale of marketable securities	(8)	(162)	(36)
Provision (benefit) for doubtful accounts	326	270	(71)
Deferred income tax (benefit) provision	(2,818)	(18)	119
Writeoffs of obsolete inventory	638	183	182
Stock-based compensation	3,498	452	75
Other long-term liabilities	9,790
Changes in operating assets and liabilities
Accounts receivable	(1,474)	(3,827)	(1,914)
Inventories	(6,522)	(5,887)	(1,901)
Prepaid expenses and other	365	(534)	(924)
Accounts payable and accrued liabilities	(2,890)	2,673	2,600
Income taxes payable	900		(100)
Due to / from former parent		85	(738)

Net cash provided by operating activities	8,784	3,219	4,788

Cash flows from investing activities
Addition to property, plant and equipment	(5,806)	(3,183)	(1,825)
Acquisition of patent rights	(1,533)	(500)
Payment of non-refundable deposit	(5,139)
Acquisition of business, net of cash acquired	(23,712)
(Increase) decrease in restricted cash	(1,786)		101
Acquisition of licensing rights		(2,393)
Purchase of marketable securities	(72,254)	(31,337)	(16,258)
Proceeds from sale of marketable securities	55,188	18,316	4,445

Net cash used in investing activities	(55,042)	(19,097)	(13,537)

Cash flows from financing activities
Proceeds from stock subscription receivable			19,949
Proceeds from the issuance of common stock		62,459	2,992
Proceeds from the exercise of stock options	4,093	2,980	2,532
Proceeds from the issuance of common stock under ESPP	486	366	131
Proceeds from issuance of long-term debt	5,000
Payment of deferred financing costs	(190)
Repayment of long-term debt	(205)	(165)	(155)
Payments of costs relating to issuance of common stock	(329)	(218)	(949)
Tax benefit on the exercise of stock options	1,674
Payment of note payable—former parent			(3,000)

Net cash provided by financing activities	10,529	65,422	21,500

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,729)	49,544	12,751

Cash and cash equivalents at beginning of year	64,042	14,498	1,747

Cash and cash equivalents at end of year	$28,313	$64,042	$14,498

Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$183	$136	$150
Income taxes	1,364	2,484	513

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of patent rights	$3,500
Issuance of performance shares	214
Issuance of common stock in acquisition	209,097
Acquisition of debt in acquisition	11,509
Costs related to issuance of common stock included in accounts payable		$329

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 2, 2007 and June 3, 2006

NOTE A - BASIS OF PRESENTATION, BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Presentation, Business Description and Recent Events

The consolidated financial statements include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, Leocor, Inc. (“Leocor”) and Royal I, LLC since January 29, 2007 (collectively, the “Company”). On January 29, 2007, the name of Royal I, LLC was changed to RITA Medical Systems, LLC. The Company is primarily engaged in the design, development, manufacture and marketing of medical products used by interventional radiologists and other physicians for the minimally invasive diagnosis and treatment of peripheral vascular disease and local oncology therapy options for cancer patients, including radiofrequency ablation, or RFA, and systems and embolization products for treating cancerous tumors. The Company’s principal sales territory is the continental United States. International sales are principally in Europe and Japan (see Note S). The Company’s operations are classified in one segment, the manufacture and sale of medical devices, as management of the Company’s products and services follows principally the same marketing, production, and technology strategies. The chief operating decision maker makes decisions based upon Company-wide revenue and costs. The assets and expenses are not allocated by product line. As such, the chief operating decision maker is basing decisions upon a single segment.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE A (continued)

RITA Medical Systems, Inc.

On January 29, 2007, the Company completed the acquisition of RITA Medical Systems, Inc. (“RITA”) for a total purchase price of approximately $244 million, comprised of approximately 7.9 million shares of the Company’s common stock, assumption of outstanding RITA options and other convertible securities, which are exercisable for an additional 1.9 million shares of the Company’s common stock, and paid approximately $24 million in cash (See Note C).

Oncobionic, Inc.

On October 12, 2006, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Oncobionic, Inc. (“Oncobionic”) and the shareholders of Oncobionic to acquire all of the issued and outstanding shares of the capital stock of Oncobionic for approximately $25 million, subject to Oncobionic’s successful performance and completion of human use tests confirming the acute efficacy of irreversible electroporation in ablating prostate cancer (See Note C).

All significant intercompany balances and transactions have been eliminated.

2. Fiscal Year

The Company reports on a fiscal year that concludes on the Saturday nearest to May 31. Fiscal year 2007 ended on June 2, 2007, for a reporting period of fifty-two weeks. Fiscal year 2006 ended on June 3, 2006 for a reporting period of fifty-three weeks. Fiscal year 2005 ended on May 28, 2005, for a reporting period of fifty-two weeks.

3. Cash and Cash Equivalents

The Company considers all unrestricted highly liquid investments purchased with an initial maturity of less than three months to be cash equivalents. The Company maintains cash and cash equivalent balances with financial institutions in the United States in excess of amounts insured by the Federal Deposit Insurance Corporation.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE A (continued)

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

Changes in the Company’s allowance for doubtful accounts are as follows:

	June 2, 2007	June 3, 2006
	(in thousands)
Beginning balance	$430	$203
Provision for doubtful accounts (and sales returns)	326	270
Allowance for acquired receivables	498
Write-offs	(47)	(43)

Ending balance	$1,207	$430

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

8. Accounting for Business Combinations, Goodwill and Intangible Assets

Intangible assets other than goodwill are amortized over their estimated useful lives, which range between three and nineteen years, on either a straight-line basis or as revenues are earned from the sales of the related products. The Company periodically reviews the estimated useful lives of its intangible assets and review such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The Company’s determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE A (continued)

For goodwill, the evaluation requires a comparison of the estimated fair value of the reporting unit to which the goodwill is assigned to the sum of the carrying value of the assets and liabilities of that unit, including goodwill. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of the reporting unit, the carrying value of the reporting unit’s goodwill is reduced to the implied fair value of goodwill through an adjustment to the goodwill balance, resulting in an impairment charge. The Company’s determination of impairment is based on estimates of future cash flows. The Company will test goodwill for impairment during the third quarter of every fiscal year, and when an event occurs or circumstances change such that it is reasonably possible that impairment exists. Events that could, in the future, result in impairment include, but are not limited to, sharply declining sales for a significant product or in a significant geographic region.

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

Subsequent to the Company’s acquisition of RITA, the Company classifies its revenues into two product groups—Interventional Products and Oncology Products. The Interventional Products group includes the angiographic, thrombolytic, dialysis, image-guided vascular access (IGVA), PTA, venous, and drainage products. RITA’s port product line, hemodialysis catheter, venous catheter, needles, and PICC’s are part of the Interventional Products group. The Oncology Products group includes the RFA, embolization and surgical resection products acquired in the RITA transaction. For 2007, net sales of these product groups were as follows:

	2007
Products	Net Sales $	% of Net Sales
	(dollars in thousands)
Interventional Products	$101,126	90.1%
Oncology Products.	11,101	9.9

Total	$112,227	100.0%

10. Research and Development

Research and development costs, including salaries, consulting fees, building costs, utilities, administrative expenses, patent application costs, and an allocation of corporate costs are related to developing new products and making technological improvements to existing products and are expensed as incurred.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE A (continued)

11. Shipping and Handling Costs

Shipping and handling costs, associated with the distribution of finished products to customers, are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer. Amounts charged to customers for shipping are recorded in net sales.

12. Advertising

All costs associated with advertisement are expensed as incurred. Advertising expense, included in sales and marketing was $491,000, $260,000, and $234,000, for 2007, 2006, and 2005, respectively.

13. Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets, as it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred tax asset includes net operating losses acquired as part of the RITA acquisition. These losses could be significantly limited under Internal Revenue Code (“IRC”) Section 382. Our analysis of RITA’s ownership changes as defined in IRC Section 382 show that approximately $15.8 million of net operating loss will not be able to be utilized due to limitations. In addition, it is estimated that $14.2 million of state net operating losses will expire prior to utilization. The gross deferred tax asset related to the net operating losses reflects these limitations.

In November 2005, the FASB issued FASB Staff Position SFAS No. 123(R)-3, “Transition Election to Accounting for the Tax Effect of Share-Based Payment Awards.” The Company elected to adopt the modified prospective transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). Under the modified prospective transition method, no adjustment is made to the deferred tax balances associated with stock-based payments that continue to be classified as equity awards. Additionally, the Company elected to use the “long-form method,” as provided in paragraph 81 of SFAS No. 123(R) to determine the pool of windfall tax benefits. The long-form method requires the Company to analyze the book and tax compensation for each award separately as if it had been issued following the recognition provisions of SFAS No. 123, subject to adjustments for net operating loss carryforwards.

14. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, marketable securities, accounts payable, short-term and long-term debt, and two interest rate swap agreements. The carrying amount of these instruments approximates fair value due to the immediate or short-term maturities and variable interest rates associated with these instruments. The interest rate swap agreements have been recorded at their fair value based on a valuation received from an independent third party (see Note K). Marketable securities are carried at their fair value as determined by quoted market prices.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE A (continued)

15. Derivative Financial Instruments

In accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended, the Company’s 2002 interest rate swap agreement (see Note K) qualifies for hedge accounting under GAAP and the 2006 interest rate swap agreement does not. Both are presented in the consolidated financial statements at their fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of hedged items that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss).

16. Stock-Based Compensation

On June 4, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”), which requires the measurement and recognition of all share-based payment awards made to employees and directors, including stock options, restricted stock units, performance share awards, and employee stock purchases related to the Company’s Employee Stock Purchase Plan (the “Stock Purchase Plan”) based on estimated fair values. SFAS 123(R) supercedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), “Accounting for Stock-based Compensation” (“SFAS No. 123”) for non-employees, and related interpretations, for periods beginning in fiscal year 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

Stock-based compensation expense recognized in the Company’s consolidated statement of operations for 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of June 3, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to June 3, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to June 4, 2006, forfeitures have been accounted for as they occurred.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE A (continued)

For the fiscal year ended June 2, 2007, the Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required by SFAS 123 for periods prior to June 4, 2006. The fair value of share based payment awards on the date of the grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and a risk-free interest rate. The risk-free interest rate is based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.

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

The Company accounts for convertible debt (see Note K) under EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 indicates that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. For 2007, shares issuable upon conversion of convertible debt into 414,476 shares of common stock, with a conversion price of $20.41 per share, have been excluded from the calculation of diluted earnings per share, as their inclusion would not be dilutive.

The following table sets forth the reconciliation of the weighted-average number of common shares:

	2007	2006	2005
Basic	18,443,570	12,377,731	11,571,317
Effect of dilutive securities		586,843	757,466

Diluted	18,443,570	12,964,574	12,328,783

Also excluded from the calculation of diluted earnings per common share, are options, warrants, and restricted stock units issued to employees and non-employees to purchase 1,111,342, 18,489, and 22,703 shares of common stock at June 2, 2007, June 3, 2006, and May 28, 2005, respectively, as their inclusion would not be dilutive. The exercise prices of the excluded securities were between $0 and $196.95 at June 2, 2007, $20.70 and $28.45 at June 3, 2006, and $11.00 and $20.70 at May 28, 2005.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE A (continued)

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

19. Supplier Concentrations

The Company is dependent on third-party manufacturers for a substantial portion of its dialysis catheters and venous products. In 2007, products purchased from the Company’s two largest suppliers accounted for approximately 16% and 10% of total product purchases. In 2006, products purchased from the Company’s two largest suppliers accounted for approximately 25% and 16% of total product purchases. In 2007 and 2006, sales of products purchased from these two suppliers accounted for approximately 20% and 26% of the Company’s sales. The Company is dependent upon the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. The loss of its principal suppliers or a significant reduction in product availability from these suppliers could have a material adverse effect on the Company. The Company believes that its relationships with these suppliers are satisfactory, and did not experience any instances of inadequate supply during 2007 or 2006.

20. Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FAS 109”)”, to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 (the first quarter of the Company’s 2008 fiscal year). We are currently evaluating the impact this adoption will have on the Company’s consolidated financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s 2009 fiscal year), and interim periods within those fiscal years. The adoption of this new accounting pronouncement is not expected to have a material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires companies to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE A (continued)

cumulative effect adjustment to retained earnings for errors that were not previously deemed material but are material under the guidance in SAB 108. The adoption of this new accounting pronouncement did not have a material impact on the Company’s financial statements.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (the Company’s 2009 fiscal year). We are currently evaluating the impact this adoption will have on the Company’s consolidated financial statements.

NOTE B - COMPREHENSIVE INCOME

The Company records comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires unrealized holding gains or losses on available-for-sale securities and certain derivative instruments, net of tax, to be included in accumulated other comprehensive income, as a separate component of stockholders’ equity. The components of comprehensive income, which include unrealized gains and losses on available for sale securities and changes in the fair value of the 2002 interest rate swap (see Note K), are detailed in the Company’s accompanying consolidated statements of stockholders’ equity and comprehensive income. At June 2, 2007 and June 3, 2006, the components of accumulated other comprehensive loss, net of related tax, are as follows:

	June 2, 2007	June 3, 2006
	(in thousands)
Cumulative loss on interest rate swap	$(61)	$(49)
Unrealized holding loss on marketable securities		(33)

Accumulated other comprehensive loss	$(61)	$(82)

NOTE C - ACQUISITIONS

RITA Medical Systems, Inc.

On November 27, 2006, the Company, Royal I, LLC, (“Merger Sub”) and RITA Medical Systems, Inc., a Delaware corporation (“RITA”), executed an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company would acquire RITA.

On January 29, 2007, the stockholders of the Company approved the issuance of shares of Company common stock to the stockholders of RITA pursuant to the Merger Agreement. Additionally, the stockholders of RITA adopted the Merger Agreement and approved the transactions contemplated thereby (the “Merger”). Immediately following the respective stockholder meetings, the parties consummated the Merger and RITA became a wholly owned subsidiary of the Company. Results of operations for RITA are included in the consolidated financial statements since that date.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE C—ACQUISITIONS (continued)

At the effective time and as a result of the Merger, each share of common stock of RITA then issued and outstanding, was converted into (i) 0.1722 shares of common stock of the Company and (ii) $0.515 in cash (the “Cash Component”).

In connection with the Merger, the Company issued approximately 7.9 million shares of common stock, assumed outstanding RITA options and other convertible securities, which are exercisable for an additional 1.9 million shares of the Company’s common stock, and paid approximately $23.6 million in cash. The aggregate fair value of vested stock options of approximately $9.1 million was recorded as part of the purchase price using fair values determined under the Black-Scholes valuation model.

In connection with the Merger, the Company assumed warrants to acquire 2,727,270 RITA shares, which, following the Merger, became exercisable for approximately 469,636 shares of the Company’s common stock at an average price of $20.24 per share, net of the Cash Component. These warrants expire in November 2009. The aggregate fair value with respect to the warrants of approximately $4.5 million was recorded as part of the purchase price using fair values determined under the Black-Scholes valuation model, with the following assumptions: expected stock price volatility of 54.6%; risk-free interest rate of 4.98%; and an expected term of 1.7 years.

The Company acquired RITA for its market position, premium product offerings, developed and emerging technologies in the fields of interventional oncology and vascular access, and its highly skilled workforce. The Merger was pursued and completed because the management groups and stockholders of the Company and RITA believe the combined entity will achieve higher sales and profitability than either or both of the pre-merger companies on a stand-alone basis. These factors contributed to a purchase price in excess of the fair value of RITA’s net tangible and intangible assets acquired and, as a result, the Company has recorded goodwill in connection with this transaction. The goodwill has been assigned to the sole reporting unit of the Company.

In certain circumstances, the allocations of the purchase price are based on preliminary estimates and assumptions. The preliminary purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. The valuation of intangible assets was finalized as of June 2, 2007. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed:

(in thousands)
Current assets	$18,370
Property, plant and equipment	1,638
Deferred tax asset	27,522
Goodwill	153,787
Customer relationships	27,500
Distributor relationships	900
Product technologies	13,900
Trademarks	600
Purchased R&D	12,100
Other assets	1,040

Total assets acquired	257,357

Current liabilities	4,176
Long-term convertible debt	9,700

Total liabilities assumed	13,876

Net assets acquired	$243,481

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE C—ACQUISITIONS (continued)

The fair values of the Company’s common stock issued, the options and warrants assumed, and the fair value of the convertible debt assumed in the acquisition of RITA were calculated using a valuation price of $24.776 per share of the Company’s common stock, which was calculated using the average of the closing market value for two days prior to and two days after the measurement date of January 24, 2007. The purchase price of $243.5 million includes $4.6 million of direct acquisition costs. The product technologies are expected to be amortized over a weighted-average useful life of 11 years. The remaining intangible assets are being amortized over a weighted-average useful life of 7 years. In addition, the Company recorded $153.8 million in non-tax deductible goodwill and approximately $12.1 million of purchased research and development (“purchased R&D”) costs. The Company recorded the purchased R&D charge in research and development expense in its consolidated statements of operations for the fiscal year ended June 2, 2007. The value assigned to purchased R&D was determined by identifying specific R&D projects that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use and (c) the fair market value was estimable with reasonable reliability. The Company considered a number of factors including comparable transactions, relief from royalty analysis and other discounted cash flow approaches in determining preliminary purchase price allocations.

The purchase price includes $4.4 million of employee severance, relocation costs, and contract termination costs which were paid during the fiscal year ended June 2, 2007, as well as additional severance costs of $209,000 which have been included under the heading “Accrued liabilities” in the consolidated balance sheet as of June 2, 2007. Certain legal matters and costs for employee severance are based upon preliminary estimates. Additional costs from the finalization of our integration plan are not expected to be significant, but when they are determined, they will either increase the amount of goodwill recorded or increase expense, depending on the nature of the costs.

The following pro forma information details the results of operations as if the acquisition of RITA had occurred on June 4, 2006, May 29, 2005, and May 30, 2004, for the fiscal years ended June 2, 2007, June 3, 2006, and May 28, 2005, respectively, and is derived from results of the Company for the periods indicated and results of RITA for the twelve months ended June 30. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisition actually occurred on the dates indicated, or indicative of results that may occur in the future. The pro forma results do not include any operating synergies we expect to realize from offering more products to more customers, purchasing leverage from increased scale, and reduced costs in logistics, marketing, and administration. An in-process R&D charge of $12.1 million has been included in the proforma results of all periods presented.

	2007	2006	2005
	(unaudited, in thousands)
Net sales	$141,924	$127,051	$102,361

Net loss	$(17,179)	$(12,526)	$(16,856)

Loss per common share:
Basic and diluted	$(0.93)	$(0.63)	$(0.89)

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE C—ACQUISITIONS (continued)

Oncobionic, Inc.

On October 12, 2006, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Oncobionic, Inc. (“Oncobionic”) and the shareholders of Oncobionic to acquire all of the issued and outstanding shares of the capital stock of Oncobionic.

The Company and Oncobionic are parties to an existing distribution and purchase option agreement (“Distribution Agreement”) under which the Company has a worldwide exclusive right to market and distribute products called “tissue portal” for use in the field of image-guided tumor ablation, subject to certain limitations set forth in the agreement. The Distribution Agreement also provided for an option to purchase Oncobionic, which expired unexercised in August 2005. The Distribution Agreement will survive any termination of the Purchase Agreement. During the fiscal year ended June 2, 2007, the Company made the final $200,000 installment payment under the Distribution Agreement to Oncobionic, which has been recorded as a component of research and development expenses.

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

$5.0 million of the Fixed Purchase Price, constituting a non-refundable deposit, was paid by the Company upon the execution of the Purchase Agreement, and together with the costs to execute the agreement of $139,000, has been recorded on the balance sheet under the heading “Non-refundable deposit” as of June 2, 2007. Of the balance of the Fixed Purchase Price, 50% is payable at the closing of the acquisition, 25% is payable six months after the closing, and the remaining 25% is payable 18 months after the closing.

The closing of the acquisition is subject to Oncobionic’s successful performance and completion of human use tests confirming the acute efficacy of irreversible electroporation in ablating prostate cancer. If the human use tests do not achieve the results contemplated by the test protocol, the Company may either (i) terminate the Agreement, (ii) waive the closing condition or (iii) propose one-time revisions to the test protocol and an extension of the test period, subject to Oncobionic’s consent and at the Company’s expense. Oncobionic may terminate the Purchase Agreement if the human use tests do not achieve the results set forth in the test protocol (after giving effect to any revisions thereof and extension thereto), unless the Company waives such closing condition. In the event of any such termination, the Oncobionic shareholders will be entitled to retain the $5.0 million deposit payment received from the Company. We expect the results of these tests to be available within the next 9-12 months.

The closing of the acquisition is also subject to customary closing conditions, including any governmental or other consents or approvals. In addition, the Purchase Agreement provides that concurrently with the closing of the acquisition, the Company will enter into non-competition agreements and consulting agreements with certain of the principals of Oncobionic.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE C—ACQUISITIONS (Continued)

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

NOTE D - MARKETABLE SECURITIES AND INVESTMENTS

Marketable securities as of June 2, 2007 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(in thousands)
Available-for-sale securities
U.S. government agency obligations (1)	$37,138	$28	$(32)	$37,134
Corporate bond securities (1)	6,056	4	(3)	6,057

	$43,194	$32	$(35)	$43,191

Marketable securities as of June 3, 2006 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(in thousands)
Available-for-sale securities
U.S. government agency obligations (1)	$19,329	$31	$(30)	$19,330
Corporate bond securities	6,436	6	(62)	6,380

	$25,765	$37	$(92)	$25,710

(1)	Includes auction-rate securities

As of June 2, 2007, the Company held 41 securities with a fair value of $19,823,000, that had unrealized losses totaling $35,000. The Company has determined these to be temporary losses based on the nature of the securities and their short-term maturities. During 2007 and 2006, the Company reclassified $33,000 of net holding losses and $25,000 of unrealized holding gains, net of income taxes, respectively, from accumulated other comprehensive loss to other income, net, in the consolidated statements of operations as marketable securities were sold or matured.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE D—MARKETABLE SECURITIES AND INVESTMENTS (Continued)

The amortized cost and fair value of marketable securities at June 2, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of June 2, 2007:

	Amortized cost	Fair value
	(in thousands)
Due in one year or less	$30,781	$30,918
Due after one through five years	7,681	7,667
Due after five through twenty years	4,732	4,606

	$43,194	$43,191

Investment at Cost

In June 2002, the Company acquired 1,158,000 shares of the Series C preferred stock and 42,000 shares of common stock, or approximately 8.8%, prior to effects of dilutive securities, of Surgica, Inc. for $300,000. Surgica, a Delaware corporation based in California, is a medical device company that designs, patents and markets vascular blocking materials (embolic agents). The Company has been provided registration rights, as specified in a registration rights agreement. The Company’s investment in Surgica was accounted for by the cost method. Further, the Company entered into a distribution agreement with Surgica, whereby Surgica provided the Company exclusive worldwide distribution rights for an initial term of five years, and an automatic renewal of three years, subject to termination clauses. In connection with this distribution agreement, Surgica granted the Company exclusive, royalty-free rights and license to use all trademarks.

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

NOTE E - INVENTORIES

Inventories consist of the following:

	June 2, 2007	June 3, 2006
	(in thousands)
Finished goods	$15,904	$9,115
Work in process	2,915	2,239
Raw materials	9,750	4,614

	$28,569	$15,968

Reserves for excess and obsolete inventory were $3,715,000 and $1,322,000 at June 2, 2007 and June 3, 2006, respectively.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE F—PROPERTY, PLANT AND EQUIPMENT, AT COST

Property, plant and equipment are summarized as follows:

	Estimated useful lives	June 2, 2007	June 3, 2006
		(in thousands)
Building and building improvements	39 years	$5,608	$5,579
Machinery and equipment	3 to 8 years	9,512	4,886
Computer software and equipment	3 to 5 years	5,095	2,577
Construction in progress		5,918	1,583

		26,133	14,625
Less accumulated depreciation and amortization		9,524	4,046

		16,609	10,579
Land and land improvements		223	223

		$16,832	$10,802

Depreciation expense for 2007, 2006, and 2005 was $1,414,000, $909,000, and $641,000, respectively.

NOTE G—GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested for impairment annually or more frequently if impairment indicators arise. None of the Company’s intangible assets have an indefinite life. Intangible assets with determinable useful lives are amortized over their useful lives on either a straight-line basis over the expected period of benefit or as revenues are earned from the sales of the related products. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

Changes in the carrying amount of goodwill for the fiscal year ended June 2, 2007, are as follows (in thousands):

Balance, June 4, 2006	$—
Arising from completed business combinations	153,787

Balance, June 2, 2007	$153,787

The balances of intangible assets are as follows:

	June 2, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Useful Life
	(in thousands)			(years)
Licenses	$2,518	$(183)	$2,335	7.4
Customer relationships	27,500	(1,231)	26,269	7.5
Distributor relationships	900	(100)	800	3.0
Trademarks	600	(20)	580	10.0
Product technologies	21,183	(2,019)	19,164	11.9

	$52,701	$(3,553)	$49,148

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE G—GOODWILL AND INTANGIBLE ASSETS (continued)

	June 3, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Useful Life
	(in thousands)
Licenses	$2,518	$(105)	$2,413	7.4
Product technologies	2,250	(1,098)	1,152	15.9

	$4,768	$(1,203)	$3,565

Amortization expense was $2,350,000, $167,000 and $125,000 for 2007, 2006, and 2005, respectively.

Annual amortization of these intangible assets is expected to approximate the following amounts for each of the next five fiscal years:

(in thousands)
2008	$7,513
2009	7,633
2010	7,531
2011	7,602
2012	7,652

NOTE H - INCOME TAXES

Income tax provision analyzed by category and by statement of income classification is summarized as follows:

	2007	2006	2005
	(in thousands)
Current
Federal	$4,485	$3,923	$2,735
State and local	288	351	215

	4,773	4,274	2,950
Deferred	(2,818)	(18)	119

	$1,955	$4,256	$3,069

The significant components of deferred income tax (benefit) expense from operations for the years ended June 2, 2007, June 3, 2006, and May 28, 2005 consist of the following:

	2007	2006	2005
	(in thousands)
Deferred tax (benefit) expense	$(5,338)	$(18)	$811
Net operating loss carryforward	2,520
Valuation allowance			(692)

	$(2,818)	$(18)	$119

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE H—INCOME TAXES (Continued)

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	June 2, 2007	June 3, 2006
	(in thousands)
Deferred tax assets
Capital loss carryforwards	$102	$102
Net operating loss carryforward	36,599	—
R&D and state tax credit carryforward	1,285	—
Expenses incurred not currently deductible	1,089	600
Unrealized loss on interest rate swap	36	29
Impairment of long-lived assets	533	650
Inventories	1,058	311
Litigation damage award	3,593
Stock-based compensation	1,688
Other	—	18

Gross deferred tax asset	45,983	1,710

Deferred tax liabilities
Excess tax over book depreciation and amortization	12,197	400
Other	33	—

Gross deferred tax liability	12,230	400
Valuation allowance	(2,217)	(102)

Net deferred tax asset	$31,536	$1,208

In conjunction with the acquisition of RITA, at June 2, 2007, the Company had approximately $118.6 million of federal net operating loss carryforwards and $53.0 million of state net operating loss carryforwards (“NOL”). As a result of ownership changes caused by the acquisition of RITA, these net operating losses are subject to Internal Revenue Code (“IRC”) Section 382 limitations, which is expected to significantly limit the Company’s ability to utilize these net operating losses on an annual basis. As a result of the Company’s IRC Section 382 analysis, it is estimated that approximately $15.8 million of Federal net operating losses and $14.2 million of state net operating losses will expire prior to utilization. The gross deferred income tax asset (“DTA”) related to the NOL reflects these limitations.

The Company needs to generate approximately $7 million of taxable income in each year over the next nineteen years to ensure the realizability of the Company’s deferred tax assets. After taking into consideration the charges for purchased R&D and litigation damage award the Company has determined that it has sufficient existing levels of pre-tax earnings to generate sufficient taxable income to realize the net deferred tax assets recorded on the Company’s balance sheet.

In order to support the realizability of the Company’s net deferred tax asset, management projected its pre-tax income utilizing historical results. Utilizing this projected pre-tax income, management has projected taxable income taking into consideration existing levels of permanent differences including stock option exercise deductions and non-deductible expenses and the reversal of significant temporary differences including litigation damage award and acquired intangibles.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE H—INCOME TAXES (continued)

The Company’s federal net operating loss carryforwards as of June 2, 2007 after considering IRC Section 382 limitations are $102.8 million. The expiration of the federal net operating loss carryforwards are as follows: $.9 million expire between 2008 and 2011, $64.7 million expire between 2017 and 2021, and $37.2 million expire between 2022 and 2026.

The Company’s state net operating loss carryforwards as of June 2, 2007 after considering IRC Section 382 limitations are $38.8 million which expire in various years from 2008 to 2026.

At June 2, 2007, the Company had approximately $419,000 of Federal research and development tax credit carryforwards which are subject to IRC Section 382 limitations and begin to expire in 2023. Additionally, at June 2, 2007, the Company had $1.3 million of state credits, of which $315,000 expire at various dates through 2013 and $996,000 which have an unlimited carryforward period.

At June 2, 2007, the Company had a net deferred income tax asset of $31.5 million, after recording a valuation allowance of $2.2 million (of which $2.1 million relates to deferred tax assets acquired in connection with the RITA acquisition). The valuation allowance was $102,000 at June 3, 2006. If the portion of the valuation allowance associated with the acquisition of RITA is reversed in the future, the benefit of any reversal would (a) first be applied to reduce to zero and goodwill related to the acquisition (b) second to reduce to zero other non-current intangible assets related to the acquisition, and (c) third to reduce income tax expense. The net change in the valuation allowance was an increase of $2.1 million in 2007 and a decrease of $526,000 in 2006. The valuation allowance recorded against the deferred tax assets acquired in connection with the RITA acquisition relates to Federal and state tax credits and state NOL’s that management has estimated will more likely than not expire before they are expected to be utilized.

The Company’s consolidated income tax provision has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to the Company’s income before income taxes for the following reasons:

	2007	2006	2005
	(in thousands)
Income tax provision	$1,955	$4,256	$3,069
Effect of Graduated tax rates	(71)	112	76
State income taxes, net of Federal tax benefit	(33)	(195)	(142)
Tax-exempt interest	79	—	2
Research and development tax credit	32	88	124
Domestic Production Activities deduction	72	27	—
Extraterritorial income exclusion		7	11
Nondeductible write-off of acquired in-process R&D	(4,114)
Nondeductible stock-based compensation	(161)
Other nondeductible expenses	(414)	(375)	(306)
Capital loss	—	—	(102)
Overaccrual (underaccrual) of prior year Federal and state taxes	89	(27)	(36)
Other	56	—	(30)

Income tax provision at statutory tax rate of 35%	$(2,510)	$3,893	$2,666

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE I - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 2, 2007	June 3, 2006
	(in thousands)
Payroll and related expenses	$4,267	$3,203
Fair value of interest rate swaps (see Note K)	98	78
Sales and franchise taxes	1,352	1,071
Direct acquisition expenses	209
Royalties	768	173
Other	1,442	311

	$8,136	$4,836

NOTE J - LINE OF CREDIT

On November 23, 2005, the Company entered into a new $7,500,000 working capital revolving line of credit facility with a bank (the “Facility”), which replaced the Company’s $3,000,000 line of credit. The Facility expired on November 30, 2006, and was not renewed.

NOTE K - LONG-TERM DEBT

Industrial Revenue Bonds

In September 2002, the Company closed on the financing for the expansion of its headquarters and manufacturing facility in Queensbury, New York. The expansion was financed principally with Industrial Revenue Bonds (the “Bonds”) issued by the Warren and Washington Counties Industrial Development Agency (the “Agency”) aggregating $3,500,000. The Bonds are issued under a Trust Agreement by and between the Agency and a bank, as trustee (the “Trustee”). The proceeds of the Bonds were advanced, as construction occurred, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a second bank (the “Bank”) and the Company. The Bonds reprice every seven days and are resold by a Remarketing Agent. The Bonds bear interest based on the market rate on the date the Bonds are repriced (5.32% per annum at June 2, 2007) and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. In connection with the issuance of the Bonds, the Company entered into a Letter of Credit and Reimbursement Agreement with the Bank which requires the maintenance of a letter of credit for an initial amount of $3,575,000 ($2,814,000 at June 2, 2007) to support principal and certain interest payments of the Bonds and requires payment of an annual fee on the outstanding balance ranging from 1% to 1.9%, depending on financial results achieved. The current fee is 1.0% and is in effect until August 22, 2007. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent is required to use its best efforts to arrange for sales of such bonds in the secondary market. The Remarketing Agreement provides for the payment of an annual fee of .1% of the remaining balance.

The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Agreement are collateralized by the aforementioned letter of credit and a first mortgage on the land, building and equipment relating to the facility with a net carrying value of $15,172,000 and $10,802,000 as of June 2, 2007 and June 3, 2006, respectively.

The Company entered into an interest rate swap agreement (the “2002 Swap Agreement”) with the Bank, effective September 2002, with an initial notional amount of $3,500,000 to limit the effect of variability due to interest rates on its rollover of the Bonds. The Swap Agreement, which qualifies for hedge accounting under

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE K—LONG-TERM DEBT (Continued)

SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement requires the Company to pay a fixed rate of 4.45% and receive payments based on 30-day LIBOR repriced every seven days through May 2022. As of June 2, 2007 and June 3, 2006, since the Swap Agreement is classified as a cash flow hedge, the fair value of $98,000 and $78,000, respectively, has been recorded as a component of accrued liabilities, and accumulated other comprehensive loss related to the swap agreement is $61,000 and $49,000, respectively, net of tax benefit.

The Company capitalized certain legal and administrative costs incurred in connection with the issuance of the Bonds, and is amortizing these costs on a straight line basis over the term of the Bonds. As of June 2, 2007 and June 3, 2006, net capitalized bond issuance costs amounted to $85,000 and $91,000, respectively, and are recorded as a component of other assets. Amortization expense for 2007, 2006, and 2005 was $6,000, $6,000, and $5,000, respectively.

Amounts to be paid or received under the Swap Agreement are accrued as interest rates change and are recognized over the life of the Swap Agreement as an adjustment to interest expense.

Taxable Adjustable Rate Notes

In December 2006, the Company closed on the financing for the expansion of its warehouse and manufacturing facility in Queensbury, New York. The expansion is being financed principally with Taxable Adjustable Rate Notes (the “Notes”) issued by the Company aggregating $5,000,000, maturing in December 2026. The Notes were issued under a Trust Agreement by and between the Company and a bank, as trustee (the “Trustee”). The Notes reprice every seven days and are resold by a Remarketing Agent. The Notes bear interest based on the market rate on the date the Notes are repriced (5.34% at June 2, 2007) and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $55,000. In connection with the issuance of the Notes, the Company entered into a Letter of Credit and Reimbursement Agreement with the Bank that requires the maintenance of a letter of credit for an initial amount of $5,134,000 ($5,109,000 at June 2, 2007) to support principal and certain interest payments on the Notes and requires payment of an annual fee on the outstanding balance ranging from .75% to 1.35%. The current fee is 0.75% and is in effect until December 2007. The Company also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent is required to use its best efforts to arrange for sales of the Notes in the secondary market. The Remarketing Agreement provides for the payment of an annual fee of .1% of the remaining balance.

The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage, interest coverage, and a debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined. As a result of purchased R&D costs described in Note C and the charge recorded related to litigation described in Note R, the Company has not met certain financial covenants contained within the Reimbursement Agreements entered into in connection with the 2002 and 2006 financings described above. The bank has waived such noncompliance. Amounts borrowed under the Reimbursement Agreement are collateralized by the aforementioned letter of credit and all Company assets.

The Company entered into an interest rate swap agreement (the “2006 Swap Agreement”) with the Bank, effective December 2006, with an initial notional amount of $5,000,000, to limit the effect of variability due to interest rates on its rollover of the Notes. The 2006 Swap Agreement is a contract to exchange floating interest rate payments for fixed interest payments of 5.06% of the outstanding balance of the Notes over the life of the

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE K—LONG-TERM DEBT (Continued)

agreement without the exchange of the underlying notional amounts. Changes to the fair value of the 2006 Swap Agreement are recorded as increases or decreases to interest expense as the Company did not elect to apply hedge accounting. As of June 2, 2007, the fair value of $88,000 has been recorded as a component of other assets with a corresponding credit to interest expense in the consolidated statement of operations for the year ended June 2, 2007.

The Company capitalized certain legal and bank fees incurred in connection with the issuance of the Notes and is amortizing these costs on a straight-line basis over the term of the Notes. As of June 2, 2007, capitalized issuance costs related to these Notes amounted to $187,000, net of amortization expense of $5,000 for the year ended June 2, 2007, and are recorded as a component of other assets.

Convertible Notes

In connection with the acquisition of RITA on January 29, 2007, the Company assumed subordinated Senior Convertible Notes of RITA (the “Convertible Notes”) with an aggregate principal amount of $9.7 million. The Convertible Notes are convertible, at any time prior to the Maturity Date at such holder’s option, into shares of the Company’s common stock applicable at a conversion price of $20.41 per share of common stock, net of the Cash Component (see Note C), subject to adjustment in certain circumstances including common stock splits or other standard anti-dilution provisions. Until conversion or maturity, the Convertible Notes bear interest at 6.5% per year, payable semi-annually. Absent conversion, the Convertible Notes mature on August 5, 2008 (the “Maturity Date”). If on the Maturity Date, the closing price of the Company’s common stock has been at or above 102% of the then conversion price for at least 10 consecutive business days immediately preceding the Maturity Date, then any remaining principal outstanding under the Convertible Notes shall automatically be converted into the Company’s common stock, subject to certain conditions. The fair value of the conversion feature of the Convertible Notes of $1.8 million was calculated using the intrinsic value method and recorded in goodwill and stockholders’ equity as part of the purchase price described in Note C.

Following is a summary of long-term debt at June 2, 2007 (in thousands):

Industrial Revenue Bonds	$2,755
Taxable Adjustable Rate Notes	4,975
Convertible Notes	9,700

17,430

Less: current maturities	(315)

Long-term debt	$17,115

At June 2, 2007, future minimum principal payments on long-term debt were as follows:

(in thousands)
2008	$315
2009	10,040
2010	265
2011	260
2012	275
Thereafter	6,275

$17,430

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE L - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Related Party Consulting Services

During 2007, the Company received professional sales training services from an organization in which the principal owner is a member of the Company’s President and CEO’s household. Fees and expenses paid for these services totaled $204,000.

Agreements with Former Parent

In connection with the Company’s initial public offering, the Company and the Company’s Former Parent entered into a Master Separation and Distribution Agreement (the “Separation Agreement”), a Corporate Agreement, and a Tax Allocation and Indemnification Agreement (the “Tax Allocation Agreement”).

The Separation Agreement governs the rights and obligations of the Former Parent and the Company with respect to, among other items, (i) the initial public offering and the distribution by the Former Parent to its common stockholders of the shares of the Company’s common stock held by the Former Parent, (ii) support services, manufacturing and distribution arrangements and (iii) the treatment of the Company’s and the Former Parent’s options upon separation. Under the Separation Agreement, the Company capitalized $13,148,000 of notes payable to the Former Parent in 2004 and the Company repaid the remaining balance of the notes payable of $3,000,000 as of May 29, 2004 from the proceeds of the initial public offering in June 2004. Further, the Company and the Former Parent will provide indemnification to each other, as specified in the Agreement. As of June 2, 2007, there are no claims made against either party and the Company is unable to determine any potential exposure it may have under this indemnification provision.

The Tax Allocation Agreement governs the respective rights, responsibilities and obligations of the Former Parent and the Company after the initial public offering with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns, previously included in the tax-sharing arrangement.

Allocations From Former Parent

Certain identifiable, allocable costs incurred by the Former Parent on behalf of the Company with respect to commissions, foreign selling and administrative expenses were proportionately charged to the Company through December 31, 2004. These amounts totaled $163,000 for the year ended May 28, 2005. No amounts were charged to the Company during the years ended June 2, 2007 and June 3, 2006.

In addition to the allocations, the Former Parent provided insurance coverage to the Company through October 30, 2004, which totaled $222,000 for the year ended May 28, 2005. The amount payable by the Company for such coverage was the actual cost of such insurance as allocated by the insurance carrier providing such coverage, and if such allocation was not provided by the insurance carrier the amount payable by the Company was determined by the Former Parent based upon the respective total revenues of the Former Parent and the Company and such other factors as the Former Parent reasonably determined to be appropriate.

Sales to Former Parent and Former Parent’s Affiliates

Sales to the Former Parent and the Former Parent’s affiliates were approximately $305,000 and $979,000 in 2006 and 2005 respectively. There were no significant sales to these affiliates in 2007.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE L—RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (Continued)

Related Party Purchases

During 2005, the Company purchased $192,000 of products and services from a company in which an officer of the Company was a partner and executive officer. In 2005, the officer resigned as an officer of the entity and sold his ownership interest in it.

NOTE M - RETIREMENT PLANS

The Company has a profit-sharing plan under which it makes discretionary contributions to eligible employees, and a companion 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by the Company. Profit-sharing contributions were $411,000, $431,000, and $360,000, in 2007, 2006, and 2005, respectively. Matching contributions were $234,000, $249,000, and $211,000, in 2007, 2006, and 2005, respectively.

NOTE N - STOCKHOLDERS’ EQUITY

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

2. Stock Options

The Company has two stock-based compensation plans, exclusive of the stock option plans assumed in connection with the acquisition of RITA and the stock options plans related to the distribution by E-Z-EM of all of its shares of the Company’s common stock to the E-Z-EM stockholders in October 2004 (the “Spin-off”). These plans provide for the issuance of up to approximately 3.5 million shares of common stock.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE N—STOCKHOLDERS’ EQUITY (Continued)

1997 Stock Option Plan

In 1997, the Company adopted a Stock Option Plan (the “1997 Plan”). The 1997 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options and to members of the Board of Directors and consultants of nonqualified stock options. A total of 1,497,674 shares of the Company’s common stock may be issued under the 1997 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the fair market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1997 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The 1997 Plan terminated in March 2007 and as such, no further options will be granted under this plan. The vesting schedule is subject to the discretion of the Company’s Board of Directors. Options are exercisable immediately upon vesting. In addition, all options, whether vested or not, become exercisable in full immediately upon a change of control, as defined under the 1997 Plan.

2004 Stock and Incentive Award Plan

The 2004 Stock and Incentive Award Plan (the “2004 Plan”) provides for the grant of incentive options to the Company’s employees and for the grant of non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to the Company’s employees, directors and other service providers. A total of 2,000,000 shares of the Company’s common stock have been reserved for issuance under the 2004 Plan, which includes an additional 1,000,000 shares authorized by the Company’s Board of Directors in August 2006 and approved by the Company’s stockholders in October 2006, of which up to 800,000 shares may be issued upon the exercise of incentive stock options. The compensation committee of the Board of Directors administers the 2004 Plan. The committee determines the exercise price of options granted under the 2004 Plan, but for all incentive stock options the exercise price must at least be equal to the fair market value of the Company’s common stock on the date of grant, and vesting terms. The term of an incentive stock option may not exceed ten years.

Mirror Stock Option Plans

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE N—STOCKHOLDERS’ EQUITY (Continued)

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

As a result of the spin-off, on October 29, 2004, 421,926 Mirror Options, with a weighted average exercise price of $4.22, were issued to E-Z-EM officers, directors, employees and consultants. Mirror Options to acquire 4,104 shares of common stock were outstanding and exercisable as of June 2, 2007.

RITA Stock Option Plans

In connection with the acquisition of RITA, the Company assumed all outstanding options to acquire RITA common stock (the “RITA Options”). Upon exercise, the RITA Options will result in the Company issuing approximately 988,815 shares of the Company’s common stock with a weighted average exercise price of $17.30, net of the Cash Component (see Note C). Except for RITA Options that were fully vested due to employee terminations and change-of-control provisions in connection with the completion of the acquisition of RITA, options under these plans maintain their original vesting provisions and generally expire ten years from the original date of grant. The Company does not anticipate future grants will be made under these plans. As of June 2, 2007, RITA Options to acquire 810,815 shares of Company common stock were outstanding, of which RITA Options to acquire 681,871 shares of Company common stock were exercisable.

In accordance with the Merger Agreement, the options held by RITA employees became exercisable for shares of the Company’s common stock and a fixed cash component payable to the holder at option exercise (see Note C). Under SFAS 123(R), an exchange of stock-based compensation awards in a combination is treated as a modification. Based upon the fact that the receipt of cash is contingent upon the exercise of the option, and not the vesting of such option, the RITA Options were classified as equity. The Company calculated the fair value of the RITA options immediately prior to the modification, utilizing fair value assumptions at the time the merger was being contemplated and the fair value of the replacement awards. It was determined there was no incremental compensation cost required to be recognized for either the vested or unvested options.

The fair value of the RITA options assumed in connection with the acquisition of RITA was calculated using the Black-Scholes model with the following weighted-average assumptions:

Stock options assumed in acquisition	988,815
Weighted-average fair value	$ 12.63

Black-Scholes Assumptions:
Expected stock price volatility	50.6%
Risk-free interest rate	4.98%
Expected term (in years)	2.6
Expected dividend yield	0

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE N—STOCKHOLDERS’ EQUITY (Continued)

Stock Option Activity:

The following schedule summarizes stock option activity as of and for the years ended June 2, 2007, June 3, 2006, and May 28, 2005:

	2007				2006		2005
	Shares	Weighted- average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	1,251,145	$13.23			1,552,392	$6.93	1,490,318	$5.21
Granted	552,368	$19.25			381,600	$24.71	737,769	$8.25
Assumed in acquisition	988,815	$17.30
Exercised	(559,459)	$7.32			(634,364)	$4.70	(599,766)	$4.22
Forfeited	(99,207)	$20.74			(48,483)	$13.27	(75,929)	$7.28

Outstanding at end of year	2,133,662	$17.88	7.72 years	$23,156	1,251,145	$13.23	1,552,392	$6.93

Options exercisable at year-end	1,044,564	$16.40	7.37 years	$11,418	590,257	$6.67	1,057,318	$4.69

Options expected to vest as of end of 2007	885,621	$20.02	8.00 years	$9,406

Weighted-average fair value of options granted during the year		$10.70				$12.52		$6.52

On June 2, 2007, there remained 839,711 shares available for granting of options under the 2004 Plan. Options are exercisable into common stock.

All Company options were granted at exercise prices equal to the quoted market price of the Company’s common stock at the date of the grants. Options under these grants vest 25% per year over four years for employees and 100% after one year for consultants. Initial grants to directors vest 25% per year over four years and subsequent grants to directors vest 33 1/3% per year over three years. Options granted prior to May 1, 2007, expire on the tenth anniversary of the grant date. Options granted on or after May 1, 2007, expire on the seventh anniversary of the grant date. The total intrinsic value of options exercised, excluding Mirror Options, was $2,883,000, $1,158,000, and $1,088,000 for the years ended June 2, 2007, June 3, 2006, and May 28, 2005, respectively. The Company generally issues authorized but unissued shares upon stock option exercises and the settlement of performance share awards and restricted stock units.

The fair value of the options granted under the 1997 and 2004 Plans was estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

	2007	2006	2005
Expected stock price volatility	55.63%	56.21%	54.79%
Risk-free interest rate	4.76%	4.17%	4.13%
Expected life of options	5.9 years	5.4 years	6.1 years

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE N—STOCKHOLDERS’ EQUITY (Continued)

The following information applies to options outstanding at June 2, 2007:

Range of exercise prices	Number outstanding	Weighted- average remaining life in years	Weighted- average exercise price	Number Exercisable	Weighted- average exercise price
$ 2.57 – $ 3.22	16,620	2.53	$2.87	16,620	$2.87
$ 4.35 – $ 6.52	66,889	5.09	5.71	53,311	5.51
$ 6.68 – $ 9.61	22,872	5.39	7.90	22,872	7.90
$ 10.48 – $ 15.70	637,400	6.93	12.67	472,014	12.66
$ 15.76 – $ 23.54	947,001	8.38	18.61	360,016	19.20
$ 23.95 – $ 35.11	428,075	7.87	25.24	104,926	25.66
$ 36.20 – $ 53.92	12,746	3.93	50.61	12,746	50.61
$ 93.52 – $ 93.52	144	1.62	93.52	144	93.52
$186.61 – $198.69	1,915.88		195.66	1,915	195.66

	2,133,662	7.72	$17.88	1,044,564	$16.40

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

4. Performance Share and Restricted Stock Unit Awards

The Company may grant restricted stock units or performance share awards to certain employees under the 2004 Plan. The performance criteria established by the compensation committee for vesting the performance share awards is the achievement of certain earnings per share (“EPS”) goals and revenue goals by the Company for each of the 2006 through 2009 fiscal years. Shares not earned in a fiscal year may be earned in the following fiscal year if the EPS or revenue goals in such following year are exceeded by an amount at least equal to the shortfall for the applicable goal for the preceding year. The performance share awards are subject to additional

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE N—STOCKHOLDERS’ EQUITY (Continued)

conditions, including the recipient’s continued employment with the Company. The restricted stock unit awards vest in full upon the recipient’s continued employment with the Company through the end of the Company’s fiscal year ending on or about May 30, 2009. The restricted stock unit awards will be forfeited if the recipient ceases to be employed by the Company, competes with the business of the Company, or otherwise engages in activities detrimental to the Company’s business before such date. The performance share awards and restricted stock units settle in shares of the Company’s common stock on a one-for-one basis.

The Company values performance share and restricted stock unit awards based on the closing trading value of the Company’s shares on the date of grant. The Company recognizes the compensation cost related to its non-vested stock awards ratably over the requisite service period, which is consistent with the treatment prior to the adoption of SFAS 123(R). Under APB 25, the performance share and restricted stock unit awards were accrued as vested and recorded in accrued liabilities. During the year ended June 2, 2007, the vested performance shares were issued and the liability for the restricted stock unit awards was reclassified to additional paid-in capital as required by SFAS 123(R).

Information related to non-vested stock awards as of and for the year ended June 2, 2007, is as follows:

	Non-Vested Stock Award Units	Weighted Average Grant-Date Fair Value
Balance as of June 3, 2006	67,500	$18.70
Granted	10,252	$22.80
Cancelled	(7,000)	$18.70
Vested	(8,437)	$18.70

Balance as of June 2, 2007	62,315	$19.38

5. Unrecognized Compensation Cost:

Under the provisions of SFAS 123(R), the Company will recognize the following future expense for awards outstanding as of June 2, 2007:

	Unrecognized Compensation Cost	Weighted Average Remaining Vesting Period (in years)
Stock options	$9,406,000	2.82
Non-vested stock awards	792,000	2.00

	$10,198,000	2.78

Of the $9.4 million of unrecognized stock option compensation cost at June 2, 2007, approximately $1.1 million relates to RITA options. Unrecognized compensation cost for stock options is presented net of 8.1% assumed annual forfeitures.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE N—STOCKHOLDERS’ EQUITY (Continued)

6. Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides a means by which employees of the Company (the “participants”) are given an opportunity to purchase common stock of the Company through payroll deductions. The maximum number of shares to be offered under the Stock Purchase Plan is 200,000 shares of the Company’s common stock, subject to any increase authorized by the Board of Directors. Shares are offered through two purchase periods, each with a duration of approximately 6 months, commencing on the first business day of the first and third fiscal quarters. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the Board of Directors. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.

The Company uses the Black-Scholes option-pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognizes expense related to shares purchased ratably over the offering period.

For the years ended June 2, 2007 and June 3, 2006, 32,765 and 23,435 shares, respectively, were issued at an average price of $14.84 and $15.62, respectively, under the Stock Purchase Plan. As of June 2, 2007, 134,432 shares remained available for future purchases under the Stock Purchase Plan.

NOTE O - STOCK-BASED COMPENSATION

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 4, 2006, the first day of the Company’s 2007 fiscal year. The Company’s consolidated financial statements as of and for the year ended June 2, 2007, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended June 2, 2007, was $2,372,000, net of income taxes of $1,126,000. During the years ended June 3, 2006 and May 28, 2005, compensation expense of $81,000 and $75,000, respectively, was recognized for options granted to consultants. During the year ended June 3, 2006, $371,000 was recognized for restricted stock unit and performance share awards granted to employees.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE O—STOCK-BASED COMPENSATION (Continued)

The following table summarizes stock-based compensation in accordance with SFAS 123(R) for the year ended June 2, 2007, which was allocated as follows (in thousands):

Cost of goods sold	$476
Sales and marketing	966
General and administrative	1,441
Research and development	615

Stock-based compensation expense included in operating expenses	3,022

Total stock-based compensation expense	3,498
Tax benefit	1,126

Stock-based compensation expense, net of tax	$2,372

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options and awards granted under these plans to key employees and to members of the Board of Directors, consistent with the methodology prescribed by SFAS No. 123, the Company’s pro forma net income and earnings per common share would be as follows:

	2006	2005
	(in thousands, except per share data)
Net income
As reported	$6,866	$4,548
Add total stock-based compensation recorded under intrinsic value based method for all awards, net of tax of $180 in 2006 and $29 in 2005	293	47
Deduct total stock-based compensation under fair value based method for all awards, net of tax of $848 in 2006 and $788 in 2005	(1,383)	(1,285)

Pro forma net income	5,776	3,310

Basic earnings per common share
As reported	$.55	$.39
Pro forma	.47	.29

Diluted earnings per common share
As reported	$.53	$.37
Pro forma	.45	.27

NOTE P - SUPPLY AND DISTRIBUTION RIGHTS AGREEMENT

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE P—SUPPLY AND DISTRIBUTION RIGHTS AGREEMENT (Continued)

The distribution rights cover sales to general surgeons, vascular surgeons, general/vascular surgeons, interventional radiologists, cardiovascular surgeons, cardiothoracic surgeons and cardiologists for the treatment of varicose veins or other vascular indications as may be approved by the FDA (the “Field”). Sotradecol is used in sclerotherapy, a non-surgical procedure to remove varicose veins.

The Agreement also provides the Company with a right of first negotiation for any additional products developed by Bioniche or its affiliates for use in the Field in the Territory. The Company has agreed not to distribute, market or sell in the Field in the Territory during the term of the Agreement any other sclerosing agent approved by the FDA for use in the treatment of varicose veins or other vascular indications.

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

Bioniche has agreed to indemnify the Company against, among other things, any injury, illness or death of any person due to the composition or manufacture of the Product. The Company has agreed to indemnify Bioniche against, among other things, any claims based on or attributable to any unauthorized modification or alteration of the Product made by the Company or the combination by the Company of the Product with any medical device. As of June 2, 2007, there were no claims made against either party, and the Company is unable to determine any potential exposure it may have under the indemnification provision.

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

On July 12, 2006, the Company entered into an amendment (“Amendment”) to the Agreement. The Amendment expands the Field beyond the categories of physicians initially defined as the Field to include all “persons,” which may include hospital pharmacies, group purchasing organizations and wholesalers, as well as any physicians in the United States, for use in the treatment of varicose veins or other vascular indications. Within 21 days after the date of execution of the Amendment, Bioniche and its affiliates are to take all reasonable commercial efforts to terminate any existing relationships with or outstanding commitments to all other persons relating to the sale and/or distribution of Product in the United States. If, after such time, Bioniche or its affiliates are required to deliver Product to third persons for sale and/or use in the United States, all such deliveries are to be credited towards the Company’s minimum purchase requirements and towards its “run rates,” as described below, as well as against the $3,600,000 payment required to be made in the second contract year, as described below.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE P—SUPPLY AND DISTRIBUTION RIGHTS AGREEMENT (Continued)

The Amendment adds a requirement that the Company purchase a minimum of $3,600,000 of Product in the second contract year (i.e. , the 12-month period July 1, 2006 through June 30, 2007). If the Company fails to do so, it is required to pay Bioniche the difference between $3,600,000 and the amount paid by the Company for Product in that contract year. The Company met this purchase commitment during the second contract year.

The Amendment adds the requirement that the Company make three milestone payments due 30 days after achieving certain cumulative sales of Product. Payments of $500,000, $1,000,000 and $1,000,000 are due upon achieving cumulative sales of $10,000,000, $25,000,000 and $50,000,000, respectively. Upon making each milestone payment, the Company will have the right to extend the initial term of the Agreement (which ends on June 30, 2012) for one year (upon making the first milestone payment) and two years (upon making each of the second and third milestone payments). If the Company should lose any of its exclusive distribution rights under the Agreement, as amended, any milestone payments not yet made would not be required to be made. In addition, if the Company should lose any of its exclusive distribution rights for the expanded Field, as described below, and Bioniche appoints another exclusive distributor for the expanded Field, any such milestone payments previously made would be returned to the Company. None of these sales milestones were achieved during the year ended June 2, 2007.

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

NOTE Q - ASSET PURCHASE AGREEMENT

On May 1, 2006, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Medron Inc. to acquire the rights, titles, and interests in, and to, Patent Pending Technology for purposes of manufacturing, marketing, and selling proprietary Vascular Access Ports, following administrative approval. Upon signing the agreement, the Company paid $500,000, which has been recorded on the balance sheet under “Intangible Assets” as of June 3, 2006. During the year ended June 2, 2007, the Company made an additional payment of $1,500,000, which together with the $3,500,000 payment due on or before May 1, 2008, has also been recorded under Intangible Assets as of June 2, 2007. Amortization is being recorded on a straight-line basis over the life of the patent (19 years).

Future periodic payments under the Agreement are as follows:

$3,500,000 on the 2-year anniversary of the effective date of the Agreement (May 1, 2008), or upon the first commercial sale of the Product by the Company, whichever is earlier. The amount of the future payment has been included on the balance sheet under “Intangible Assets” with a corresponding credit to “Other current liabilities” as of June 2, 2007.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE Q—ASSET PURCHASE AGREEMENT (Continued)

$2,500,000 upon issuance (within 10 years of the effective date of the Agreement) of a U.S. patent claiming priority to the Patent Application, or any issuance of a patent to the Company within 10 years of the effective date of the Agreement in which the original owners are the inventors.

NOTE R—COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under non-cancelable operating leases for facilities and equipment. During 2007, 2006, and 2005, aggregate rental costs under all operating leases were approximately $883,000, $570,000, and $442,000, respectively. Future annual payments under non-cancelable operating leases in the aggregate (in thousands), of which one includes an escalation clause, with initial remaining terms of more than one year at June 2, 2007, are summarized as follows:

2008	$480
2009	471
2010	415
2011	15

$1,381

Litigation Matters

Diomed v. AngioDynamics

On January 6, 2004, Diomed, Inc. (“Diomed”) filed an action against the Company entitled Diomed, Inc. v. AngioDynamics, Inc. et al., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleged that the Company infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure Procedure Kit”) and two diode laser systems: the Precision 980 Laser and the Precision 810 Laser, and by conducting a training program for physicians in the use of our VenaCure Procedure Kit. The complaint alleged the Company’s actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint sought to prohibit the Company from continuing to market and sell these products, as well as conducting a training program, and asked for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest. The Company believes that the Company’s product does not infringe the Diomed patent.

On March 28, 2007, the jury returned a verdict in favor of Diomed and awarded compensatory monetary damages in the amount of $8.36 million. The jury concluded, however, that there was no willful infringement by the Company. On May 22, 2007, the judge for the Federal District Court in Boston denied the Company’s motion to overturn the verdict and increased the judgment for compensatory damages by $1.35 million, to $9.71 million, to cover pretrial interest and post-verdict sales of the infringing products. The judgment also requires the Company to pay interest to Diomed at an annual rate of approximately 5% of the damage award for the period of time between the verdict and actual payment of the award. As such, the Company has recorded a charge of $9.71 million to general and administrative expenses and $80,000 to interest expense in the consolidated statement of operations for the year ended June 2, 2007, with a corresponding credit under the heading “Other long-term liabilities” in the consolidated balance sheet as of June 2, 2007.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE R—COMMITMENTS AND CONTINGENCIES (Continued)

The Company disputes the infringement verdict and on June 20, 2007, filed an appeal in the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.

On July 2, 2007, the judge for the Federal District Court in Boston, Massachusetts, issued an injunction that prohibits the Company from selling its original bare fiber VenaCure kits and the laser consoles for use with those kits. In anticipation of this injunction, the Company stopped selling its bare fiber kits in April 2007, and beginning June 2, 2007, began selling its new NeverTouch disposable kits and laser consoles which are unaffected by the injunction.

The Company purchases the lasers and laser fibers for its laser systems from biolitec under the biolitec Supply Agreement. Some time ago, biolitec advised the Company that, based on the refinement of the claims in the Diomed action, biolitec believed such claims were not within biolitec’s indemnification obligations under the biolitec Supply Agreement. The Company advised biolitec that it disagreed with biolitec’s position and that the Company expected biolitec to continue to honor its indemnification obligations to the Company under the biolitec Supply Agreement. Pending the outcome of ongoing discussions regarding this issue, biolitec agreed to continue to provide, at its cost and expense, the Company’s defense in the Diomed action. Effective April 15, 2007, biolitec terminated any further defense of the Company in this action. As a result of biolitec’s actions, and to protect its own interests, as of April 15, 2007, the Company has paid the ongoing defense costs.

The Company will act vigorously to enforce its rights against biolitec to honor its obligations under the biolitec Supply Agreement. However, in the event it is ultimately determined that the claims asserted in this action are not within biolitec’s indemnification obligations under the biolitec Supply Agreement, the Company may be required to reimburse biolitec for the costs and expenses of defending the Diomed action and may be responsible for paying any settlements or judgments in this action.

VNUS Medical Technologies v. Diomed, Vascular Solutions, and AngioDynamics

On October 4, 2005, VNUS Medical Technologies, Inc. (“VNUS”) filed an action against the Company, and others (collectively, the “Defendants”) entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., Diomed Inc., AngioDynamics, Inc., and Vascular Solutions, Inc., case no. C05-02972 MMC, filed in the U.S. District Court for the Northern District of California. The complaint alleges that the Defendants infringed on VNUS’ U.S. patent nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433 by making, using, selling, offering to sell and/or instructing users how to use Diomed’s “EVLT” products, AngioDynamics’ “VenaCure” products, and Vascular Solutions’ “Vari-Lase” products. The complaint alleges the Defendants’ actions have caused, and continue to cause, VNUS to suffer substantial damages. The complaint seeks to prohibit the Defendants from continuing to market and sell these products and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment and post-judgment interest. The Company believes that its products do not infringe the VNUS patents and that the patents are invalid. The Company has filed an answer to the complaint, including a counterclaim for relief and a demand for jury trial. The Court has set October 2007 for the trial of this action. There is a reasonable possibility of an outcome unfavorable to the Company in this action, with a range of potential loss between $0 and $36 million.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE R—COMMITMENTS AND CONTINGENCIES (Continued)

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

Holleran v. RITA Medical Systems, Inc. et al

On December 15, 2006, an alleged holder of RITA common stock filed a purported class action lawsuit captioned Holleran v. RITA Medical Systems, Inc., et al., Case No. RG 06-302394, or the Stockholder Action, in the Superior Court of the State of California for the County of Alameda. The complaint names as defendants RITA and each of RITA’s directors.

In the complaint, the plaintiff has alleged that, in pursuing the transaction with the Company and approving the merger agreement, the directors of RITA breached their fiduciary duties to RITA’s stockholders by, among other things, executing a merger agreement with a termination fee, a no solicitation clause and a restriction on issuing press releases without the Company’s consent, engaging in self-dealing and prematurely selling RITA before RITA’s share value could reflect projected profitable financial information and the commencement of market release shipments of RITA’s Habib 4X laparoscopic tool. The plaintiffs have further alleged that the merger agreement resulted from a process designed to ensure the sale of RITA to the Company for the benefit of RITA insiders.

The complaint filed by plaintiff seeks, among other things, a determination that the litigation is properly maintained as a class action, a declaration that the merger agreement was entered into in breach of the RITA directors’ fiduciary duties, rescission of the merger or any of the terms thereof to the extent implemented, imposition of a constructive trust with respect to any payments or awards to be issued to defendants, an injunction enjoining RITA, the RITA directors and others from consummating the merger unless and until the joint proxy statement/prospectus is revised, a direction requiring that the RITA directors exercise their fiduciary duties to obtain a transaction which is in the best interests of RITA stockholders, an award of costs, including attorneys’ and experts’ fees, and other unspecified relief.

RITA and the Company agreed to settle the Stockholder Action and, in connection therewith, made certain modifications to the disclosures accompanying the amended joint proxy statement which was filed with the SEC on December 22, 2006, and to provisions in the Merger Agreement. Additionally, RITA and the Company agreed to reimburse the plaintiff’s attorneys in the amount of $300,000 as awarded by the court. The court granted final approval of the parties’ settlement on August 1, 2007.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE R—COMMITMENTS AND CONTINGENCIES (Continued)

S.D. v. RITA Medical Systems Health Benefits Plan

On October 31, 2006, S.D. filed an action entitled S.D., on her own behalf and as guardian of T.D., and Island View Residential Treatment Center, Inc. v. RITA Medical Systems Health Benefits Plan and Blue Cross of California, case number 1:06-cv-135 DB, in the U.S. District Court for the District of Utah. The claim asserts a cause of action for recovery of benefits under 29 U.S.C. section 1132(a)(1)(B). The complaint alleges that the action of defendants in failing to make payment for the treatment provided by Island View Residential Treatment Center is a violation of the RITA Benefits Plan, the Blue Cross insurance policy, and California state law. RITA Benefits Plan denies all wrongdoing and intends to vigorously defend this action. On June 11, 2007, the court stayed the action pending resolution of an independent lawsuit involving Island View and Blue Cross of California and having similar issues. Progress in this action has not reached a point to assess with any reasonable degree of certainty the likelihood of an unfavorable outcome or an estimate of any potential loss.

Donald Neal Wilkerson v. Tasha Christian and RITA Medical Systems, Inc.

The Company has been named as a defendant in a wrongful death action entitled Donald Neal Wilkerson, individually and as the Administrator of the Estate of Sandra Hatcher Wilkerson, deceased v. Tasha Christian and RITA Medical Systems, Inc., civil action number 06-871, and related arbitration proceedings, filed in the U.S. District Court for the Middle District of North Carolina on October 4, 2006. The plaintiff seeks unspecified damages, including both compensatory and punitive damages, costs, and such other relief as the court may deem appropriate in allegedly causing the death of Sandra Wilkerson.

On November 20, 2006, RITA filed a motion to dismiss the complaint on the ground that plaintiff’s claims are time barred by the applicable statute of limitations. On November 29, 2006, plaintiff filed an Amended Complaint. RITA moved to dismiss the Amended Complaint on December 13, 2006, on statute of limitations grounds. Progress in this action has not reached a point to assess with any reasonable degree of certainty the likelihood of an unfavorable outcome or an estimate of any potential loss.

The Company is party to other legal actions that arise in the ordinary course of business. The Company believes that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

NOTE S - EXPORT SALES AND OVERSEAS DISTRIBUTORS

The Company’s export sales were $7,073,000, $3,201,000, and $2,531,000, for 2007, 2006, and 2005, respectively.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 2, 2007 and June 3, 2006

NOTE S—EXPORT SALES AND OVERSEAS DISTRIBUTORS (Continued)

The Company markets its products internationally through a direct sales force and independent distributors. The international distributors may also distribute competitive products under certain circumstances. The international distributors also play an important role in the Company’s clinical testing outside of the United States. The loss of any international distributor would not have a material adverse effect on the Company’s business if a new distributor, sales representative or other suitable sales organization could not be found on a timely basis.

NOTE T—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations during 2007 and 2006 were as follows:

	2007
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$20,265	$24,369	$26,738	$40,855
Gross profit	11,926	14,244	15,949	24,048
Net income (loss)	1,898	2,454	(16,405)	2,926
Earnings (loss) per common share
Basic (1)	.12	.16	(.88)	.12
Diluted (1)	.12	.15	(.88)	.12

	2006
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$16,367	$18,707	$19,785	$23,592
Gross profit	9,520	10,846	11,548	13,607
Net income	1,293	1,655	1,880	2,038
Earnings per common share
Basic (1)	.11	.14	.15	.16
Diluted (1)	.10	.13	.14	.15

(1)	The sum of quarters does not equal the fiscal year due to rounding.

ANGIODYNAMICS, Inc. and Subsidiary

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance At Beginning Of period	(1) Charged to costs and expenses	(2) Charged to Other Accounts- describe		Deductions- describe		Balance At end Of period
Fifty-two weeks Ended May 28, 2005
Allowance for inventory obsolescence	$885	$76			$(182	)(b)	$779
Allowance for deferred tax asset	526	102					628
Allowance for doubtful accounts	289	$(71)			(15	)(a)	203

Totals	$1,700	$107			$(197)		$1,610

Fifty-three weeks Ended June 3, 2006
Allowance for inventory obsolescence	$779	$726			$(183	)(b)	$1,322
Allowance for deferred tax asset	628				(526	)(d)	102
Allowance for doubtful accounts	203	$270			(43	)(a)	430

Totals	$1,610	$996			$(752)		$1,854

Fifty-two weeks Ended June 2, 2007
Allowance for inventory obsolescence	$1,322	$567	2,464	(c)	$(638	)(b)	$3,715
Allowance for deferred tax asset	102		2,115	(c)			2,217
Allowance for doubtful accounts	430	$326	498	(c)	(47	)(a)	1,207

Totals	$1,854	$893	$5,077		$(685)		$7,139

(a)	Accounts written off as uncollectible
(b)	Writeoffs of obsolete or expired inventory
(c)	Assumed in acquisition
(d)	Expiration of fully-reserved capital loss carryforwards

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.

Date: August 14, 2007	By:	/s/ VINCENT BUCCI
Vincent Bucci, Chairman of the Board, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2007	/s/ VINCENT BUCCI
Vincent Bucci,
Chairman of the Board, Director

Date: August 14, 2007	/s/ EAMONN P. HOBBS
Eamonn P. Hobbs, President,
Chief Executive Officer (Principal Executive Officer), Director

Date: August 14, 2007	/s/ D. JOSEPH GERSUK
D. Joseph Gersuk,
Executive Vice President - Chief Financial Officer, Treasurer (Principal Financial and Chief Accounting Officer)

Date: August 14, 2007	/s/ WESLEY E. JOHNSON, JR.
Wesley Johnson, Director

Date: August 14, 2007	/s/ HOWARD W. DONNELLY
Howard W. Donnelly, Director

Date: August 14, 2007	/s/ JEFFREY G. GOLD
Jeffrey G. Gold, Director

Date: August 14, 2007	/s/ DENNIS S. METENY
Dennis S. Meteny, Director

Date: August 14, 2007	/s/ PAUL S. ECHENBERG
Paul S. Echenberg, Director

Date: August 14, 2007	/s/ STEVE LAPORTE
Steve LaPorte, Director

Date: August 14, 2007	/s/ ROBERT E. FLAHERTY
Robert E. Flaherty, Director