Form 10-Q
period 2007-08-31
ANGIODYNAMICS INC
filed 2007-10-10
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

As of October 5, 2007, there were 24,021,798 shares of the issuer’s common stock outstanding.

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 31, 2007	June 2, 2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,426	$28,313
Restricted cash	1,284	1,786
Marketable securities, at fair value	46,167	43,191

Total cash, cash equivalents and marketable securities	70,877	73,290
Accounts receivable, net of allowance for doubtful accounts of $757 and $1,207, respectively	19,686	20,798
Inventories, net	30,754	28,569
Deferred income taxes	2,276	2,247
Prepaid expenses and other	3,066	2,957

Total current assets	126,659	127,861
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation and amortization	18,882	16,832
DEFERRED INCOME TAXES	28,280	29,289
GOODWILL	154,341	153,787
NON-REFUNDABLE DEPOSIT	5,139	5,139
INTANGIBLE ASSETS, less accumulated amortization of $5,142 and $3,553, respectively	48,655	49,148
OTHER ASSETS	3,084	1,225

TOTAL ASSETS	$385,040	$383,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,086	$7,567
Accrued liabilities	7,816	8,136
Income taxes payable	—	900
Current portion of long-term debt and convertible note	9,950	315
Litigation provision	9,910	—
Other current liabilities	4,500	3,500

Total current liabilities	37,262	20,418
LONG-TERM DEBT, net of current portion	7,410	17,115
LITIGATION PROVISION	—	9,790

Total liabilities	44,672	47,323

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 24,015,261 and 23,961,750 shares, respectively	240	240
Additional paid-in capital	343,789	341,760
Accumulated deficit	(3,601)	(5,981)
Accumulated other comprehensive loss	(60)	(61)

Total stockholders’ equity	340,368	335,958

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$385,040	$383,281

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Quarter ended
	August 31, 2007	September 2, 2006
Net sales	$37,526	$20,265
Cost of sales	15,025	8,339

Gross profit	22,501	11,926

Operating expenses
Research and development	2,711	1,627
Selling and marketing	10,549	5,730
General and administrative	4,132	2,715
Amortization of purchased intangibles	1,588	31

Total operating expenses	18,980	10,103

Operating income	3,521	1,823
Other income (expenses)
Interest income	845	1,042
Interest expense	(374)	(32)
Other income (expense)	(183)	159

Income before income tax provision	3,809	2,992
Income tax provision	1,429	1,094

Net income	$2,380	$1,898

Earnings per common share
Basic	$0.10	$0.12

Diluted	$0.10	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Quarter ended August 31, 2007

(unaudited)

(in thousands, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total	Comprehensive income
	Shares	Amount
Balance at June 2, 2007	23,961,750	$240	$341,760	$(5,981)	$(61)	$335,958
Net Income				2,380		2,380	$2,380
Exercise of stock options	31,489		476			476
Tax benefit on exercise of stock options and issuance of performance shares	4,385		80			80
Purchase of common stock under Employee Stock Purchase Plan	17,637		262			262
Stock-based compensation			1,211			1,211
Unrealized gain on marketable securities, net of tax of $11					19	19	19
Unrealized loss on interest rate swap, net of tax of $10					(18)	(18)	(18)

Comprehensive income							$2,381

Balance at August 31, 2007	24,015,261	$240	$343,789	$(3,601)	$(60)	$340,368

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Quarter Ended
	August 31, 2007	September 2, 2006
Cash flows from operating activities:
Net income	$2,380	$1,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,092	312
Amortization of bond discount	(180)	(187)
Tax benefit on exercise of stock options and issuance of performance shares	76	24
Deferred income taxes	981	(132)
Write-offs of excess and obsolete inventory	377	258
Stock based compensation	1,211	643
(Benefit) provision for doubtful accounts	(178)	38
Other	50	27
Changes in operating assets and liabilities:
Accounts receivable	965	1,313
Inventories	(2,693)	(2,711)
Prepaid expenses and other	(968)	707
Accounts payable and accrued liabilities	(2,829)	(2,019)
Litigation provision	120	—
Income taxes payable	(900)	407

Net cash provided by operating activities	504	578

Cash flows from investing activities:
Additions to property, plant and equipment	(2,604)	(90)
Acquisition of intangible assets	(1,193)	(1,500)
Decrease in restricted cash	502	—
Purchases of marketable securities	(17,733)	(25,096)
Proceeds from sale or maturity of marketable securities	14,965	32,612

Net cash (used in) provided by investing activities	(6,063)	5,926

Cash flows from financing activities:
Repayment of long-term debt	(70)	(45)
Payments of costs related to issuance of common stock	—	(329)
Proceeds from exercise of stock options and ESPP	738	385
Tax benefit on the exercise of stock options and issuance of performance shares	4	229

Net cash provided by financing activities	672	240

(Decrease) increase in cash and cash equivalents	(4,887)	6,744
Cash and cash equivalents
Beginning of period	28,313	64,042

End of period	$23,426	$70,786

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

(in thousands)

	Quarter Ended
	August 31, 2007	September 2, 2006
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$418	$32
Income taxes	1,518	26

Supplemental disclosure of non-cash operating, investing, and financing activities:
Acquisition of patent rights	$—	$3,500
Issuance of performance shares	—	214
Acquisition of other assets	1,000	—

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007 and September 2, 2006

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of August 31, 2007, the consolidated statement of stockholders’ equity and comprehensive income for the quarter ended August 31, 2007, and the consolidated statements of income and cash flows for the periods ended August 31, 2007 and September 2, 2006, have been prepared by the Company without audit. The consolidated balance sheet as of June 2, 2007, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of August 31, 2007 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 2, 2007, filed by the Company on August 14, 2007. The results of operations for the periods ended August 31, 2007 and September 2, 2006 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the quarter ended August 31, 2007, include the accounts of AngioDynamics, Inc., and its wholly-owned subsidiaries, Leocor, Inc. (“Leocor”), and Royal I, LLC since January 29, 2007 (collectively, the “Company”). On January 29, 2007, the name of Royal I, LLC was changed to RITA Medical Systems, LLC. All significant intercompany balances and transactions have been eliminated. The Company’s operations are classified in one segment, the manufacture and sale of medical devices, as management of the Company’s products and services follows principally the same marketing, production, and technology strategies. The chief operating decision maker makes decisions based upon Company-wide revenue and costs. The assets and expenses are not allocated by product line. As such, the chief operating decision maker is basing decisions upon a single segment.

NOTE B – PREPAID ROYALTIES

On August 13, 2007, the Company entered into a Distribution, Manufacturing and Purchase Option Agreement (“the Agreement”) with a company to acquire the exclusive worldwide rights to manufacture and distribute certain products. The Company also has the option to purchase certain intellectual property associated with these products in the future. The Company will pay royalties on net sales of the products covered in the Agreement. As defined in the Agreement, the Company will make prepaid royalty payments of $3.0 million, the payment of which is tied to the achievement of certain milestones. These milestone payments will be credited against quarterly royalties due subject to certain contractual limitations in the first two years following the initial sale of product. As of August 31, 2007, the Company has recorded a prepaid royalty of $2.0 million which is included in the caption “Prepaid expenses and other” on the balance sheet. Of this amount, $1.0 million has been paid and $1.0 million has been accrued on the balance sheet in the caption “Other current liabilities”. Beginning in year 4, and continuing through year 10 of the contract, certain minimum annual royalties are due.

NOTE C – ACQUISITIONS

RITA Medical Systems, Inc.

On January 29, 2007, the Company completed the acquisition of RITA Medical Systems, Inc. (“RITA”) for a total purchase price of approximately $244 million, comprised of approximately 7.9 million shares of the Company’s common stock, assumption of outstanding RITA options and other convertible securities, which are exercisable for an additional 1.9 million shares of the Company’s common stock, and approximately $24 million in cash.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007 and September 2, 2006

(unaudited)

NOTE C – ACQUISITIONS (continued)

The Company has accounted for the acquisition of RITA as a business combination under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of RITA were recorded as of the acquisition date, at their respective fair values, and consolidated with those of AngioDynamics. The valuation of the fair value of the assets and liabilities of RITA required the use of significant assumptions and estimates, specifically expected future cash flows and the applicable discount rates for the acquired intangibles, Black-Scholes assumptions for the valuation of the exchanged options and warrants, and estimates for IRC Section 382 limitations for the deferred tax assets. These estimates were based on assumptions that the Company believed to be reasonable as of the date of acquisition. However, the Company’s actual results may differ from these estimates. Goodwill increased by approximately $500 thousand during the quarter ended August 31, 2007. The increase related to contract termination costs, direct acquisition costs and adjustments to the preliminary purchase price allocation. Additional costs from the finalization of our integration plan are not expected to be significant, but when they are determined, they will either increase the amount of goodwill recorded or increase expense, depending on the nature of the costs.

In certain circumstances, the allocations of the purchase price are based on preliminary estimates and assumptions. The preliminary purchase price allocation may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. The valuation of intangible assets was finalized as of June 2, 2007. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed:

(in thousands)
Current assets	$17,872
Property, plant and equipment	1,638
Deferred tax asset	27,522
Goodwill	154,341
Customer relationships	27,500
Distributor relationships	900
Product technologies	13,900
Trademarks	600
Purchased R&D	12,100
Other assets	1,040

Total assets acquired	257,413

Current liabilities	4,207
Long-term convertible debt	9,700

Total liabilities assumed	13,907

Net assets acquired	$243,506

In connection with the acquisition of RITA, the Company assumed all outstanding options to acquire RITA common stock (the “RITA Options”). Upon exercise, the RITA Options will result in the Company issuing approximately 988,815 shares of the Company’s common stock with a weighted average exercise price of $17.30, net of the cash component, as defined in the agreement. Except for RITA Options that were fully vested due to employee terminations and change-of-control provisions in connection with the completion of the acquisition of RITA, options under these plans maintain their original vesting provisions and generally expire ten years from the original date of grant. The Company does not anticipate future grants will be made under these plans. As of August 31, 2007, RITA Options to acquire 753,949 shares of Company common stock were outstanding, of which RITA Options to acquire 660,131 shares of Company common stock were exercisable.

The purchase price includes $4.4 million of employee severance, relocation costs and contract termination costs. At August 31, 2007, $4.2 million of this amount has been paid and $0.2 million has been accrued in the Company’s consolidated balance sheet. Certain legal matters and costs for employee severance are based upon preliminary estimates. Additional costs from the finalization of our integration plan are not expected to be significant but when they are determined, they will either increase the amount of goodwill recorded or increase expense, depending on the nature of the costs.

RITA’s operating results have been consolidated with those of AngioDynamics beginning on the date of the acquisition, January 29, 2007.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007 and September 2, 2006

(unaudited)

NOTE C – ACQUISITIONS (continued)

Oncobionic, Inc.

On October 12, 2006, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Oncobionic, Inc. (“Oncobionic”) and the shareholders of Oncobionic to acquire all of the issued and outstanding shares of the capital stock of Oncobionic.

The Company and Oncobionic are parties to an existing distribution and purchase option agreement (“Distribution Agreement”) under which the Company has a worldwide exclusive right to market and distribute products called “tissue portal” for use in the field of image-guided tumor ablation, subject to certain limitations set forth in the agreement. The Distribution Agreement also provided for an option to purchase Oncobionic, which expired unexercised in August 2005. The Distribution Agreement will survive any termination of the Purchase Agreement. During the quarter ended December 2, 2006, the Company made the final $200,000 installment payment under the Distribution Agreement to Oncobionic, which was recorded as a component of research and development expenses in the period made.

Under the Purchase Agreement, the Company has agreed to pay a total purchase price consisting of (i) a fixed purchase price of $25 million, less Oncobionic’s long-term debt as of the closing date of the acquisition (the “Fixed Purchase Price”) and (ii) a contingent purchase price equal to three (3%) percent of net sales (as defined in the Purchase Agreement) of any catheter-based products sold by the Company that incorporate Oncobionic’s irreversible electroporation technology (“IRE”) for use in reducing the incidence of restenosis (the recurrence of narrowing or constriction of the arteries) associated with angioplasty procedures. Oncobionic holds a license to such technology under a license agreement with the Regents of the University of California (the “UC License”).

$5.0 million of the Fixed Purchase Price, constituting a non-refundable deposit, was paid by the Company upon the execution of the Purchase Agreement, and together with the costs to execute the agreement of $139,000, has been recorded on the balance sheet under the heading “Non-refundable deposit” as of August 31, 2007. Of the balance of the Fixed Purchase Price, 50% is payable at the closing of the acquisition, 25% is payable six months after the closing, and the remaining 25% is payable 18 months after the closing.

The closing of the acquisition is subject to Oncobionic’s successful performance and completion of human use tests confirming the acute efficacy of irreversible electroporation in ablating prostate cancer. If the human use tests do not achieve the results contemplated by the test protocol, the Company may either: (i) terminate the Purchase Agreement, (ii) waive the closing condition or (iii) propose one-time revisions to the test protocol and an extension of the test period, subject to Oncobionic’s consent and at the Company’s expense. Oncobionic may terminate the Purchase Agreement if the human use tests do not achieve the results set forth in the test protocol (after giving effect to any revisions thereof and extension thereto), unless the Company waives such closing condition. In the event of any such termination, the Oncobionic shareholders will be entitled to retain the $5.0 million deposit payment received from the Company. We expect the results of these tests to be available within the next 6 months.

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

Under a commission agreement between Oncobionic and the Agent entered into concurrently with the Purchase Agreement, Oncobionic has agreed to pay the Agent fifty (50%) percent of all license fees and royalties received from any licensee identified by the Agent after payment of all license fees due under the UC License. Additionally, Oncobionic has agreed to pay the Agent a termination fee equal to fifty (50%) percent of (i) the unconditional, non-refundable, up-front fees and (ii) the guaranteed minimum royalty payments that would have been paid to Oncobionic under a proposed license in excess of the fees due under the UC License, if Oncobionic rejects a bona fide offer by a potential licensee or is otherwise unable in good faith to reach an agreement with a potential licensee.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 31, 2007 and September 2, 2006

(unaudited)

NOTE D – ASSET PURCHASE AGREEMENT

Medron, Inc.

On May 1, 2006, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Medron Inc. to acquire the rights, titles, and interests in, and to, Patent Pending Technology for purposes of manufacturing, marketing, and selling proprietary Vascular Access Ports, following administrative approval. As of August 31, 2007, the Company has paid $2,000,000 in accordance with the Agreement. That amount in aggregate with the $3,500,000 future period payment described below has been included on the balance sheet under the caption “Intangible assets” and is being amortized on a straight line basis over the expected useful life of the asset.

Future periodic payments under the Agreement are as follows:

$3,500,000 on the 2-year anniversary of the effective date of the Agreement (May 1, 2008), or upon the first commercial sale of the product by the Company, whichever is earlier. The amount has been included on the balance sheet under “Other current liabilities” as of August 31, 2007.

$2,500,000 upon issuance (within 10 years of the effective date of the Agreement) of a U.S. patent claiming priority to the patent application, or any issuance of a patent to the Company within 10 years of the effective date of the Agreement in which the original owners are the inventors.

Nevertouch

On August 20, 2007, the Company entered into an agreement to acquire all technology rights, including patent rights, to the Nevertouch technology. Upon signing the agreement, the Company paid a non-refundable payment of $995,000 which has been recorded on the balance sheet under “Intangible assets” as of August 31, 2007. An additional $2.0 million will be payable upon achievement of certain specified milestones. The intangible asset will be amortized over the expected useful life of the asset.

NOTE E – INVENTORIES, net

Inventories consist of the following:

	Quarter Ended
	August 31, 2007	June 2, 2007
	(in thousands)
Finished goods	$17,391	$15,904
Work in process	2,523	2,915
Raw materials	10,840	9,750

	$30,754	$28,569

Reserves for excess and obsolete inventory were $4,092,000 and $3,715,000 at August 31, 2007 and June 2, 2007, respectively.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007 and September 2, 2006

(unaudited)

NOTE F – GOODWILL AND INTANGIBLE ASSETS

Goodwill is not amortized but rather is tested for impairment annually or more frequently if impairment indicators arise. Intangible assets with determinable useful lives are amortized over their useful lives. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

Changes in the carrying amount of goodwill for the quarter ended August 31, 2007 are as follows:

Balance, June 3, 2007	$153,787
Adjustments to purchase price allocation	554

Balance, August 31, 2007	$154,341

The balances of intangible assets are as follows:

	August 31, 2007
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Licenses	$3,547	$(218)	$3,329	7.4
Customer relationships	27,500	(2,154)	25,346	7.5
Distributor relationships	900	(175)	725	3.0
Trademarks	600	(35)	565	10.0
Product technologies	21,250	(2,560)	18,690	11.9

	$53,797	$(5,142)	$48,655

	June 2, 2007
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Licenses	$2,518	$(183)	$2,335	7.4
Customer relationships	27,500	(1,231)	26,269	7.5
Distributor relationships	900	(100)	800	3.0
Trademarks	600	(20)	580	10.0
Product technologies	21,183	(2,019)	19,164	11.9

	$52,701	$(3,553)	$49,148

Amortization expense was $1,588,000 and $31,000 for the quarters ended August 31, 2007 and September 2, 2006, respectively. The increase in amortization expense is primarily attributable to the intangibles obtained in the RITA acquisition.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007 and September 2, 2006

(unaudited)

NOTE G – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Quarter Ended
	August 31, 2007	June 2, 2007
	(in thousands)
Payroll and related expenses	$4,022	$4,267
Sales and franchise taxes	1,400	1,352
Royalties	716	768
Other	1,678	1,749

Total	$7,816	$8,136

NOTE H – INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted this statement on June 3, 2007. There was no cumulative effect of adopting FIN 48. Upon adoption, the liability for unrecognized tax benefits was zero.

During the first quarter of fiscal year ended 2008, the Company did not recognize any tax liabilities related to uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. This accounting policy did not change as a result of the adoption of FIN 48. Accrued interest and penalties recognized in the consolidated balance sheet were $0 as of June 2, 2007 and August 31, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Open tax years in these jurisdictions range from 2003-2007.

Management does not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

NOTE I – STOCK BASED COMPENSATION

The Company accounts for stock based compensation under Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of all share-based payment awards made to employees and directors, including stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (the “Stock Purchase Plan” or “ESPP”) based on estimated fair values.

The following table summarizes stock-based compensation in accordance with SFAS 123(R) for the quarters ended August 31, 2007 and September 2, 2006, which was allocated as follows:

	Quarter ended
	August 31, 2007	September 2, 2006
	(in thousands)
Cost of sales	$153	$89

Research and development	190	124
Sales and marketing	325	158
General and administrative	543	272

Stock based compensation expense included in operating expenses	1,058	554

Total stock based compensation	$1,211	$643
Tax benefit	(454)	(221)

Stock based compensation expense, net of tax	$757	$422

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 31, 2007 and September 2, 2006

(unaudited)

NOTE J – EARNINGS PER COMMON SHARE

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

The Company accounts for convertible debt under EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 indicates that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. For the quarter ended August 31, 2007, shares issuable upon conversion of convertible debt into 414,476 shares of common stock, with a conversion price of $20.41 per share, have been excluded from the calculation of diluted earnings per share, as their inclusion would not be dilutive.

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Quarter ended
	August 31, 2007	September 2, 2006
Basic	23,969,344	15,499,981
Effect of dilutive securities	274,455	352,108

Diluted	24,243,799	15,852,089

Excluded from the calculation of diluted earnings per common share, are options and warrants issued to employees and non-employees to purchase 1,992,659 and 453,133 shares of common stock for the quarters ended August 31, 2007 and September 2, 2006, respectively as their inclusion would not be dilutive. The exercise prices of these options were between $11.93 and $196.95 at August 31, 2007 and $17.25 and $28.45 at September 2, 2006.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 31, 2007 and September 2, 2006

(unaudited)

NOTE K – LITIGATION

Diomed v. AngioDynamics

On January 6, 2004, Diomed filed an action against the Company entitled Diomed, Inc. v. AngioDynamics, Inc., et al., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleges that the Company infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure Procedure Kit”) and two diode laser systems (the Precision 980 Laser and the Precision 810 Laser), and by conducting a training program for physicians in the use of the VenaCure Procedure Kit. The complaint alleges the Company’s actions have caused, and continue to cause, Diomed to suffer substantial damages. The complaint seeks to prohibit the Company from continuing to market and sell these products, as well as conducting the training program, and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment interest.

On March 28, 2007, the jury returned a verdict in favor of Diomed and awarded compensatory monetary damages in the amount of $8.36 million. The jury concluded, however, that there was no willful infringement by the Company. On May 22, 2007, the judge for the Federal District Court in Boston denied the Company’s motion to overturn the verdict and increased the judgment for compensatory damages by $1.35 million, to $9.71 million, to cover pretrial interest and post-verdict sales of the infringing products. The judgment also requires the Company to pay interest to Diomed at an annual rate of approximately 5% of the damage award for the period of time between the verdict and actual payment of the award. As such, the Company has accrued $9.9 million, including interest, under the heading “Litigation provision” on the consolidated balance sheet as of August 31, 2007.

The Company has disputed the infringement verdict and on June 20, 2007, filed an appeal in the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.

On July 2, 2007, the judge for the Federal District Court in Boston, Massachusetts, issued an injunction that prohibits the Company from selling its original bare fiber VenaCure kits and the laser consoles for use with those kits. In anticipation of this injunction, the Company stopped selling its bare fiber kits in April 2007, and on June 2, 2007, began selling its new NeverTouch disposable kits and laser consoles which, the Company believes, are unaffected by the injunction.

Until April 2007, the Company purchased the lasers and laser fibers for its laser systems from biolitec under the biolitec Supply Agreement. In 2006, biolitec advised the Company that, based on the refinement of the claims in the Diomed action, biolitec believed such claims were not within biolitec’s indemnification obligations under the biolitec Supply Agreement. The Company advised biolitec that it disagreed with biolitec’s position and that the Company expected biolitec to continue to honor its indemnification obligations to the Company under the biolitec Supply Agreement. Pending the outcome of ongoing discussions regarding this issue, biolitec agreed to continue to provide, at its cost and expense, the Company’s defense in the Diomed action. In April 2007, biolitec informed the Company that, as of April 15, 2007, biolitec would terminate any further defense of the Company in this action. As a result of biolitec’s actions, and to protect the Company’s interests, since April 15, 2007, the Company has paid its own defense costs with regard to this matter.

The Company will act vigorously to enforce the Company’s rights against biolitec to honor its obligations under the biolitec Supply Agreement. However, in the event it is ultimately determined that the claims asserted in this action are not within biolitec’s indemnification obligations under the biolitec Supply Agreement, the Company may be required to reimburse biolitec for the costs and expenses of defending the Diomed action and may be responsible for paying any settlements or judgments in this action.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 31, 2007 and September 2, 2006

(unaudited)

NOTE K – LITIGATION (continued)

VNUS Medical Technologies v. Diomed, Vascular Solutions, and AngioDynamics

On October 4, 2005, VNUS Medical Technologies, Inc. (“VNUS”) filed an action against AngioDynamics and others (collectively, the “Defendants”) entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., Diomed Inc., AngioDynamics, Inc., and Vascular Solutions, Inc. , case no. C05-2972 MMC, filed in the U.S. District Court for the Northern District of California. The complaint alleges that the Defendants infringed on VNUS’s U.S. patent nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433 by making, using, selling, offering to sell and/or instructing users how to use Diomed’s “EVLT” products, AngioDynamics’ “VenaCure” products, and Vascular Solutions’ “Vari-Lase” products. The complaint alleges the Defendants’ actions have caused, and continue to cause, VNUS to suffer substantial damage. The complaint seeks to prohibit the Defendants from continuing to market and sell these products and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment and post-judgment interest. The Company believes that its products do not infringe the VNUS patents and that the patents are invalid. The Company has filed an answer to the complaint, including a counterclaim for relief and a demand for jury trial. The court scheduled the trial in this action to commence on October 29, 2007. There is a reasonable possibility of an outcome unfavorable to the Company in this action, with a range of potential loss between $0 and $36 million.

Hazel Smart v. St. Mary’s Hospital

The Company was named as a defendant in an action entitled Karen Incardona, Temporary Administrator of the Estate of Hazel Smart v. St. Mary’s Hospital, et al., filed in the District Court of Waterbury, Connecticut, on January 3, 2007. The complaint alleges that the Company and its’ co-defendant, Medical Components, Inc. (“Medcomp”), manufactured and sold a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The complaint seeks compensatory and other monetary damages in unspecified amounts. Under the Company’s distribution agreement with Medcomp, Medcomp is required to indemnify the Company against all the Company’s costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys’ fees) that relate in any way to products covered by the agreement. The Company tendered the defense of the Smart action to Medcomp, and Medcomp accepted defense of this action. Based upon the Company’s prior experience with Medcomp, the Company expects Medcomp to honor its indemnification obligation if it is unsuccessful in defending this action.

Holleran v. RITA Medical Systems, Inc. et al.

On December 15, 2006, an alleged holder of RITA common stock filed a purported class action lawsuit captioned Holleran v. RITA Medical Systems, Inc., et al., Case No. RG 06-302394, or the Stockholder Action, in the Superior Court of the State of California for the County of Alameda. The complaint names as defendants RITA and each of RITA’s directors.

In the complaint, the plaintiff alleged that, in pursuing the transaction with AngioDynamics and approving the merger agreement, the directors of RITA breached their fiduciary duties to RITA’s stockholders by, among other things, executing a merger agreement with a termination fee, a no solicitation clause and a restriction on issuing press releases without AngioDynamics’ consent, engaging in self-dealing and prematurely selling RITA before RITA’s share value could reflect projected profitable financial information and the commencement of market release shipments of RITA’s Habib 4X laparoscopic tool. The plaintiffs have further alleged that the merger agreement resulted from a process designed to ensure the sale of RITA to AngioDynamics for the benefit of RITA insiders.

The complaint filed by plaintiff sought, among other things, a determination that the litigation is properly maintained as a class action, a declaration that the merger agreement was entered into in breach of the RITA directors’ fiduciary duties, rescission of the merger or any of the terms thereof to the extent implemented, imposition of a constructive trust with respect to any payments or awards to be issued to defendants, an injunction enjoining RITA, the RITA directors and others from consummating the merger unless and until

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 31, 2007 and September 2, 2006

(unaudited)

NOTE K – LITIGATION (continued)

the joint proxy statement/prospectus is revised, a direction requiring that the RITA directors exercise their fiduciary duties to obtain a transaction which is in the best interests of RITA stockholders, an award of costs, including attorneys’ and experts’ fees, and other unspecified relief.

RITA and AngioDynamics agreed to settle the Stockholder Action and, in connection therewith, made certain modifications to the disclosures accompanying the amended joint proxy statement which was filed with the SEC on December 22, 2006, and to provisions in the Merger Agreement. Additionally, RITA and AngioDynamics agreed to pay the plaintiff’s attorneys’ fees in the amount of $300,000 as awarded by the court. The court granted final approval of the parties’ settlement on August 1, 2007, and the Company expects to make payment on October 11, 2007.

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

The Company is party to other legal actions that arise in the ordinary course of business. The Company believes that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on its business or financial condition. The liability resulting from any currently pending litigation could individually, or in the aggregate, have a material adverse effect on the Company’s results of operations or cash flows in the period settled.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

August 31, 2007 and September 2, 2006

(unaudited)

NOTE L – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s 2009 fiscal year), and interim periods within those fiscal years. The Company is currently evaluating the impact this adoption will have on the Company’s consolidated financial statements.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (the Company’s 2009 fiscal year). The Company is currently evaluating the impact this adoption will have on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Investors can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “expect,” “reaffirm,” “anticipate,” “plan,” “believe,” “estimate,” “may,” “will,” “predict,” “project,” “might,” “intend,” “potential,” “could,” “would,” “should,” “estimate,” “seek,” “continue,” “pursue,” or “our future success depends,” or the negative or other variations thereof or comparable terminology, are intended to identify such forward-looking statements. In particular, they include statements relating to, among other things, future actions, strategies, future performance, and future financial results of the Company. These forward-looking statements are based on current expectations and projections about future events.

Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified and, consequently, the actual performance or results of the Company may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the factors described from time to time in the Company’s reports filed with the SEC, including the Company’s Form 10-K for the fiscal year ended June 2, 2007, financial community and rating agency perceptions of the Company; the effects of economic, credit and capital market conditions on the economy in general, and on medical device companies in particular; domestic and foreign health care reforms and governmental laws and regulations; third-party relations and approvals, technological advances and patents attained by competitors; and challenges inherent in new product development, including obtaining regulatory approvals. In addition to the matters described above, the ability of the Company to develop its products, future actions by the FDA or other regulatory agencies, results of pending or future clinical trials, the outcome of pending patent litigation, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, and the effects on pricing from group purchasing organizations and competition, may affect the actual results achieved by the Company.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company disclaims any obligation to update the forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date stated, or if no date is stated, as of the date of this document.

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

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. As of August 31, 2007, our sales organization numbered 104 in the U.S. and 15 outside the U.S. Historically, less than 5% of our net sales have been in non-US markets. However, in the current quarter, 9% of our net sales were attributable to non-US sales, primarily as a result of the RITA Medical Systems, Inc. (“RITA”) acquisition.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. For each of the past three fiscal years, we invested at least 7% of our net sales in research and development (“R&D”). R&D expenditures were 7.2% of net sales for the quarter ended August 31, 2007. We expect that our R&D expenditures will reach approximately 8 to 9% of net sales for fiscal 2008 and remain at that level thereafter. However, downturns in our business could cause us to reduce our R&D spending.

We are also seeking to grow through selective acquisitions of complementary businesses and technologies. In January 2007, we completed the acquisition of RITA. This acquisition creates a diversified medical technology company with a broad line of access, diagnostic and therapeutic products that enable interventional physicians and surgeons to treat peripheral vascular disease and cancerous tumors. Interventional oncology is a large and growing area for our existing customer base and RITA’s leadership position, premium products and excellent reputation fit our strategy. RITA had a very strong position in vascular access ports, which are an ideal sales fit with our Morpheus ® CT PICC and the vascular access port technology we purchased from Medron, Inc. in May 2006. In addition, our recently acquired irreversible electroporation (IRE) soft tissue ablation technology, which we expect to commercialize in mid-2008, will be complementary to RITA’s diverse offering of local oncology therapies, which include its market-leading RFA systems, Habib Sealer TM resection devices and LC Beads TM for tumor embolization.

Although we completed a public offering of our common stock in fiscal 2006, we used a substantial portion of our available cash in the RITA acquisition and our remaining cash resources are somewhat limited. Except to the extent we can further use our equity securities as acquisition capital, we will require additional equity or debt financing to fund any future significant acquisitions.

In 2003, 2006 and 2007, we expanded our manufacturing and warehousing facilities in Queensbury, New York, to provide us with significantly greater manufacturing and warehousing capacity and to accommodate additional research, development and administrative requirements. However, we anticipate requiring additional office space for additional engineering, marketing and administrative personnel in the near future.

Our ability to further increase our profitability will depend in large part on improving gross profit margins. Factors such as changes in our product mix, new technologies and unforeseen price pressures may cause our margins to grow at a slower rate than we have anticipated or to decline.

Recent Developments

Acquisition of RITA Medical Systems, Inc.

On January 29, 2007, the Company completed the acquisition of RITA Medical Systems, Inc. (“RITA”) for a total purchase price of approximately $244 million, comprised of approximately 7.9 million shares of the Company’s common stock, assumption of outstanding RITA options and other convertible securities, which are exercisable for an additional 1.9 million shares of the Company’s common stock, and approximately $24 million in cash.

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

We have accounted for the acquisition of RITA as a business combination under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of RITA were recorded as of the acquisition date, at their respective fair values, and consolidated with those of AngioDynamics. The preparation of the valuation of the fair value of the assets and liabilities of RITA required the use of significant assumptions and estimates, specifically expected future cash flows and the applicable discount rates for the acquired intangibles, Black-Scholes assumptions for the valuation of the exchanged options and warrants, and estimates for IRC Section 382 limitations for the deferred tax assets. These estimates were based on assumptions that we believed to be reasonable as of the date of acquisition. However, our actual results may differ from these estimates.

In certain circumstances, the allocations of the purchase price are based on preliminary estimates and assumptions. The preliminary purchase price allocation may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. The valuation of intangible assets was finalized as of June 2, 2007.

RITA’s operating results have been consolidated with those of AngioDynamics beginning on the date of the acquisition, January 29, 2007.

Facility Expansion

In September 2006, we broke ground on a 36,000 square foot expansion at our Queensbury, N.Y. headquarters. The expansion will include increased warehouse and distribution space to support projected growth in the Company’s core business. The building project was completed and occupied during the quarter ended August 31, 2007.

Results of Operations

Quarters ended August 31, 2007 and September 2, 2006

Financial Summary. For the first quarter of fiscal 2008, we reported net income of $2.4 million, or $0.10 per diluted common share, on sales of $37.5 million, compared with net income of $1.9 million, or $0.12 per diluted common share, on sales of $20.3 million in the first quarter of the prior year. Gross profit percentage improved to 60.0% for the first quarter of 2008 from 58.9% one year ago. Cash flow from operations was $504,000 compared with $578,000 in the prior year.

The following table sets forth certain operational data as a percentage of sales for the quarters ended August 31, 2007 and September 2, 2006:

	Quarter ended
	August 31, 2007	September 2, 2006
Net sales	100.0%	100.0%
Gross profit	60.0%	58.9%
Research and development expenses	7.2%	8.0%
Selling and marketing expenses	28.1%	28.3%
General and administrative expenses	11.0%	13.4%
Amortization of purchased intangibles	4.2%	0.0%
Operating income	9.3%	9.0%
Other income	0.8%	5.8%
Net income	6.4%	9.4%

Net sales. Net sales for the fiscal first quarter of 2008 increased by 85%, or $17.3 million, to $37.5 million, compared with the fiscal first quarter of 2007. The increase in sales was primarily attributable to sales of products acquired in the acquisition of RITA Medical Systems, Inc. (“RITA”) on January 29, 2007. RITA products accounted for $14.2 million of the increase and AngioDynamics products increased $3.0 million or 15% over the same period in the prior year. The Company also saw growth from recently released products as well as growing sales of our existing product lines, including Morpheus PICC, Morpheus Bedside Insertion Kit, Profiler balloon catheter, Sotredecol and the new Nevertouch product that was introduced in late fiscal year 2007.

Gross Profit. For the fiscal first quarter of 2008, our gross profit as a percentage of sales increased to 60.0% from 58.9% from the same period in the prior year. The increase in gross profit percentage was primarily the result of a favorable product mix from increased sales of higher margin products, such as the Morpheus CT PICC, Sotradecol, Dura Flow catheter, Total Abscession drainage catheter, HABIB laproscopic resection devices and LC Bead embolization products.

Research and development expenses. Research and development (“R&D”) expenses increased by $1.1 million, or 67%, to $2.7 million, primarily due to the addition of RITA engineering personnel in Fremont, California and increased engineering personnel and activities in Queensbury. R&D expenses were 7.2% of net sales for the 2008 first fiscal quarter, compared with 8.0% of net sales for the same prior year quarter. We expect that our R&D expenses will reach approximately 8 to 9% of net sales for fiscal 2008 and remain at that level thereafter. However, downturns in our business could cause us to reduce our research and development spending. At August 31, 2007 and September 2, 2006, we employed 53 and 31 associates respectively, in R&D.

Selling and marketing expenses. Selling and marketing (“S&M”) expenses increased $4.8 million or 84% to $10.5 million. Selling expenses accounted for $4.4 million of the increase, of which $2.9 million is attributable to the addition of the sales force acquired with the RITA acquisition, with the remainder due to personnel expenses related to the increased number of sales territories, commissions on higher sales and stock-based compensation. Marketing expenses increased $400,000, or 30%, over the prior year period, primarily due to increased personnel expenses, and the costs of marketing programs. As a percentage of net sales, S&M expenses were 28.1% for the fiscal first quarter of 2008, compared with 28.3% for the prior year period. At August 31, 2007 and September 2, 2006, we employed 150 and 86 associates respectively, in S&M.

General and administrative expenses. General and administrative (“G&A”) expenses increased $1.4 million, or 52%, to $4.1 million primarily due to increased compensation costs related to new hires, legal and other professional fees and other costs related to the growth of the Company following the acquisition of RITA. We incurred $1.0 million in legal fees in the fiscal first quarter of 2008, approximately one-half of which related to patent litigation activities. G&A expenses were 11.0% of net sales for the 2008 first fiscal quarter, compared with 13.4% for the prior year first quarter. This decrease as a percentage of sales is attributable to synergies achieved in the integration of RITA. As of August 31, 2007 and September 2, 2006, we employed 38 and 23 associates respectively, in G&A.

Amortization of purchased intangibles. Amortization of purchased intangibles increased to $1.5 million, from $31 thousand dollars in the same period of the prior year. The increase is primarily attributable to the amortization of intangibles acquired in the acquisition of RITA.

Other income (expenses). Other income decreased $900,000 due primarily to an increase in interest expense due to the debt assumed in the RITA acquisition and interest for the litigation provision combined with decreased interest income due to the cash paid for the RITA acquisition.

Income taxes. Our effective tax rate for the 2008 quarter was 37.5% compared to 36.6% for the 2007 quarter. The increase is primarily attributable to non deductible stock based compensation expense related to incentive stock options.

Net income. For the fiscal first quarter of 2008, we reported net income of $2.4 million, an increase of 25.4%, or $482,000, over net income of $1.9 million for the prior year first quarter. The increase in net income was attributable primarily to increased sales, higher gross profit margin, partially offset by higher operating expenses, a portion of which was related to an increase of $1.5 million of amortization of purchased intangibles. Net income includes the effect of stock-based compensation expense recorded under SFAS 123(R) of $757,000 and $422,000 in the first fiscal quarter of 2008 and 2007, respectively.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $70.9 million at August 31, 2007, compared to $73.3 million at June 2, 2007. Marketable securities are comprised of U.S. government issued or guaranteed securities, auction rate securities and corporate bonds. At August 31, 2007 and June 2, 2007, total debt was $17.4 million, comprised of short and long-term bank debt for financing our facility expansions in Queensbury, New York, and $9.7 million of convertible debt. At August 31, 2007, other current liabilities consisted of $3.5 million for a future payment due on our asset purchase agreement with Medron, Inc., a $1.0 million future royalty payment, and $9.9 million for damages and related interest assessed in a patent infringement action that is under appeal.

Net cash from operating activities was $504 thousand for the quarter ended August 31, 2007 compared to net cash from operating activities of $578 thousand for the same prior year period. Cash generated from operating activities during the first fiscal quarter 2008 was primarily the result of net income and the add-back of non-cash items affecting the net income, such as depreciation and amortization, stock-based compensation and the provision for deferred income taxes, as well as, a decrease in accounts receivable, offset by increases in inventories and decreases in accounts payable and accrued liabilities.

Net cash used in investing activities was $6.1 million for the quarter ended August 31, 2007, which consisted of $15.0 million from the sale or maturity of marketable securities, offset by the purchases of marketable securities of $17.7 million, fixed asset additions of $2.6 million and the acquisition of intangible assets of $1.2 million.

Net cash provided by financing activities was $672 thousand for the quarter ended August 31, 2007, which primarily consisted of proceeds from the exercise of stock options and from the issuance of common stock under our employee stock purchase plan.

Our contractual obligations and their effect on liquidity and cash flows have not changed substantially from what we previously disclosed in our Annual Report on Form 10-K for our fiscal year ended June 2, 2007.

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

In connection with this financing, we entered into an interest rate swap agreement (the “Swap Agreement”) with the Bank, effective December 2006, with an initial notional amount of $5,000,000, to limit the effect of variability due to interest rates on its rollover of the Notes. The Swap Agreement, which does not qualify as a hedge under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement requires us to pay a fixed rate of 5.06% and receive payments based on 30-day LIBOR repriced every seven days through December 2016.

The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Reimbursement Agreement are collateralized by the aforementioned letter of credit and all of our assets.

As a result of the litigation provision and the convertible debt balance becoming current liabilities during the quarter ended August 31, 2007, we have not met certain financial covenants contained within the Reimbursement Agreements and the IDA agreements as described in our Annual Report on Form 10-K for our fiscal year ended June 2, 2007. The bank has waived such noncompliance. The debt covenants and the collateralization of substantially all of our assets to secure these financings may restrict our ability to obtain debt financing in the future.

In connection with the acquisition of RITA on January 29, 2007, we assumed subordinated Senior Convertible Notes (the “Convertible Notes”) with an aggregate principal amount of $9.7 million. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion price of $20.41 per share of common stock, net of a cash component, subject to adjustment in certain circumstances including common stock splits or other standard anti-dilution provisions. Until conversion or maturity, the Convertible Notes bear interest at 6.5% per year, payable semi-annually. Absent conversion, the Convertible Notes mature on August 5, 2008 (the “Maturity Date”). If on the Maturity Date, the closing price of the Company’s common stock has been at or above 102% of the then conversion price for at least 10 consecutive business days immediately preceding the Maturity Date, then any remaining principal outstanding under the Convertible Notes shall automatically be converted into the Company’s common stock, subject to certain conditions. The entire principal amount has been classified as “Current portion of long-term debt and convertible note” in our consolidated balance sheet as of August 31, 2007.

In October 2006, we entered into a Stock Purchase Agreement with Oncobionic that will require the use of a significant portion of our cash and investment balances. Under the terms of our Stock Purchase Agreement with Oncobionic, $10 million of the remaining Fixed Purchase Price is payable at the closing of the acquisition, $5.0 million is payable six months after the closing, and the remaining $5.0 million is payable 18 months after the closing. The closing of the acquisition is subject to Oncobionic’s successful performance and completion of human use tests confirming the acute efficacy of IRE in ablating prostate cancer. We expect the results of these tests to be available within the next 6 months.

We believe that our current cash and investment balances, which include the net proceeds from our public offerings, together with cash generated from operations, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant additional acquisitions of other businesses or technologies for cash, we will, in all likelihood, require additional financing. We cannot assure you that such financing will be available on commercially reasonable terms, if at all.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates on investments and financing that could impact our results of operations and financial position. Although we have entered into interest rate swaps with a bank to limit our exposure to interest rate change on our variable interest rate financings, we do not currently engage in any other hedging or market risk management tools.

At August 31, 2007, we maintained variable interest rate financing of $7.7 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with a bank under which we agreed to pay the bank a fixed annual interest rate and the bank assumed our variable interest payment obligations under the financing.

Nearly all of our sales have historically been denominated in United States dollars. Although not significant, in 2007 we began to make sales in other currencies, particularly the Euro, GB pound and Canadian dollar. We currently have no significant direct foreign currency exchange risk and such risk in the future is expected to be only modest.

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities primarily of less than two years. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and marketable securities and therefore affect our cash flows and results of operations. As of August 31, 2007, we were exposed to interest rate change market risk with respect to our investments in callable U.S. government corporation and agency obligations in the amount of $9,600,000. The bonds bear interest at a floating rate established weekly. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income.

We are party to legal actions that arise in the ordinary course of business as described in Note K. The Company has accrued $9.9 million, including interest, under the heading “Litigation provision” on the consolidated balance sheet as of August 31, 2007.

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended August 31, 2007 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries

Part II: Other Information

Item 1.	Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our annual report on Form 10-K for the fiscal year ended June 2, 2007.

Diomed v. AngioDynamics

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

On March 28, 2007, the jury returned a verdict in favor of Diomed and awarded compensatory monetary damages in the amount of $8.36 million. The jury concluded, however, that there was no willful infringement by the Company. On May 22, 2007, the judge for the Federal District Court in Boston denied our motion to overturn the verdict and increased the judgment for compensatory damages by $1.35 million, to $9.71 million, to cover pretrial interest and post-verdict sales of the infringing products. The judgment also requires the Company to pay interest to Diomed at an annual rate of approximately 5% of the damage award for the period of time between the verdict and actual payment of the award. As such, the Company has accrued $9.9 million, including interest, under the heading “Litigation provision” on our consolidated balance sheet as of August 31, 2007.

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

VNUS Medical Technologies v. Diomed, Vascular Solutions, and AngioDynamics

On October 4, 2005, VNUS Medical Technologies, Inc. (“VNUS”) filed an action against AngioDynamics and others (collectively, the “Defendants”) entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., Diomed Inc., AngioDynamics, Inc., and Vascular Solutions, Inc., case no. C05-2972 MMC, filed in the U.S. District Court for the Northern District of California. The complaint alleges that the Defendants infringed on VNUS’s U.S. patent nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433 by making, using, selling, offering to sell and/or instructing users how to use Diomed’s “EVLT” products, AngioDynamics’ “VenaCure” products, and Vascular Solutions’ “Vari-Lase” products. The complaint alleges the Defendants’ actions have caused, and continue to cause, VNUS to suffer substantial damage. The complaint seeks to prohibit the Defendants from continuing to market and sell these products and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment and post-judgment interest. We believe that our products do not infringe the VNUS patents and that the patents are invalid. We have filed an answer to the complaint, including a counterclaim for relief and a demand for jury trial. The court scheduled the trial in this action to commence on October 29, 2007. There is a reasonable possibility of an outcome unfavorable to us in this action, with a range of potential loss between $0 and $36 million.

Hazel Smart v. St. Mary’s Hospital

We were named as a defendant in an action entitled Karen Incardona, Temporary Administrator of the Estate of Hazel Smart v. St. Mary’s Hospital, et al., filed in the District Court of Waterbury, Connecticut, on January 3, 2007. The complaint alleges that we and our co-defendant, Medical Components, Inc. (“Medcomp”), manufactured and sold a defective catheter that was used in the treatment of, and caused the death of, a hemodialysis patient, as well as committing other negligent acts. The complaint seeks compensatory and other monetary damages in unspecified amounts. Under our distribution agreement with Medcomp, Medcomp is required to indemnify us against all our costs and expenses, as well as losses, liabilities and expenses (including reasonable attorneys’ fees) that relate in any way to products covered by the agreement. We tendered the defense of the Smart action to Medcomp, and Medcomp accepted defense of this action. Based upon our prior experience with Medcomp, we expect Medcomp to honor its indemnification obligation if it is unsuccessful in defending this action.

Holleran v. RITA Medical Systems, Inc. et al.

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

RITA and AngioDynamics agreed to settle the Stockholder Action and, in connection therewith, made certain modifications to the disclosures accompanying the amended joint proxy statement which was filed with the SEC on December 22, 2006, and to provisions in the Merger Agreement. Additionally, RITA and AngioDynamics agreed to pay the plaintiff’s attorneys’ fees in the amount of $300,000 as awarded by the court. The court granted final approval of the parties’ settlement on August 1, 2007 and we expect to make payment on October 11, 2007.

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

We are party to other legal actions that arise in the ordinary course of our business. We believe that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business or financial condition. The liability resulting from any currently pending litigation, could individually, or in the aggregate, have a material adverse effect on the Company’s results of operations or cash flows in the period settled.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in Part I. Item 1A, of our annual report on Form 10-K for our fiscal year ended June 2, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission Of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, Inc.
(Registrant)

Date: October 10, 2007	/s/ Eamonn P. Hobbs
Eamonn P. Hobbs, President,
Chief Executive Officer (Principal Executive Officer)

Date: October 10, 2007	/s/ D. Joseph Gersuk
D. Joseph Gersuk, Executive Vice President,
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002