Form 10-Q
period 2007-11-30
ANGIODYNAMICS INC
filed 2008-01-09
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

As of January 2, 2008 there were 24,111,525 shares of the issuer’s common stock outstanding.

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	November 30, 2007	June 2, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,759	$28,313
Restricted cash	11,195	1,786
Marketable securities, at fair value	45,612	43,191

Total cash, cash equivalents and marketable securities	79,566	73,290
Accounts receivable, net of allowance for doubtful accounts of $ 653 and $1,207, respectively	22,216	20,798
Inventories, net	27,527	28,007
Deferred income taxes	2,317	2,247
Prepaid expenses and other	2,802	2,957

Total current assets	134,428	127,299
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation and amortization	19,242	16,832
OTHER ASSETS	4,460	1,787
INTANGIBLE ASSETS, less accumulated amortization of $6,783 and $3,553, respectively	48,026	49,148
NON-REFUNDABLE DEPOSIT	5,139	5,139
GOODWILL	154,430	153,787
DEFERRED INCOME TAXES	27,095	29,289

TOTAL ASSETS	$392,820	$383,281

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,974	$7,567
Accrued liabilities	8,008	8,136
Income taxes payable	72	900
Current portion of long-term debt and convertible note	10,040	315
Litigation provision	10,031	—
Other current liabilities	4,500	3,500

Total current liabilities	39,625	20,418
LONG-TERM DEBT, net of current portion	7,245	17,115
LITIGATION PROVISION	—	9,790

Total liabilities	46,870	47,323

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding
24,082,226 and 23,961,750 shares, respectively	241	240
Additional paid-in capital	346,237	341,760
Accumulated deficit	(501)	(5,981)
Accumulated other comprehensive loss	(27)	(61)

Total stockholders' equity	345,950	335,958

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$392,820	$383,281

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30, 2007	December 2, 2006	November 30, 2007	December 2, 2006
Net sales	$41,497	$24,369	$79,023	$44,634
Cost of sales	16,042	10,125	31,067	18,464

Gross profit	25,455	14,244	47,956	26,170

Operating expenses
Research and development	3,694	1,637	6,405	3,264
Sales and marketing	11,267	6,689	21,815	12,419
General and administrative	4,063	2,809	8,195	5,524
Amortization of purchased intangibles	1,641	105	3,229	136

Total operating expenses	20,665	11,240	39,644	21,343

Operating income	4,790	3,004	8,312	4,827

Other income (expenses)
Interest income	892	1,037	1,736	2,080
Interest expense	(367)	(30)	(741)	(62)
Other income (expense)	(362)	42	(545)	201

Total other income (expenses)	163	1,049	450	2,219

Income before income tax provision	4,953	4,053	8,762	7,046
Income tax provision	1,853	1,599	3,282	2,693

Net income	$3,100	$2,454	$5,480	$4,353

Earnings per common share
Basic	$0.13	$0.16	$0.23	$0.28

Diluted	$0.13	$0.15	$0.23	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended November 30, 2007

(unaudited)

(in thousands, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total	Comprehensive income
	Shares	Amount
Balance at June 2, 2007	23,961,750	$240	$341,760	$(5,981)	$(61)	$335,958
Net Income				5,480		5,480	$5,480
Exercise of stock options	98,454	1	1,458			1,459
Tax benefit on exercise of stock options and issuance of performance shares	4,385		211			211
Purchase of common stock under Employee Stock Purchase Plan	17,637		262			262
Stock-based compensation			2,546			2,546
Unrealized gain on marketable securities, net of tax of $60					103	103	103
Unrealized loss on interest rate swap, net of tax of $40					(69)	(69)	(69)

Comprehensive income							$5,514

Balance at November 30, 2007	24,082,226	$241	$346,237	$(501)	$(27)	$345,950

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	November 30, 2007	December 2, 2006
Cash flows from operating activities:
Net income	$5,480	$4,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,323	699
Amortization of bond discount	(276)	(191)
Tax benefit on exercise of stock options and issuance of performance shares	186	141
Deferred income taxes	2,105	(416)
Write offs of excess and obsolete inventory	368	—
Stock based compensation	2,546	1,417
Provision for doubtful accounts	147	252
Other	52	7
Changes in operating assets and liabilities:
Accounts receivable	(1,626)	(979)
Inventories	(19)	(2,719)
Prepaid expenses and other	(1,519)	981
Accounts payable and accrued liabilities	(901)	834
Litigation provision	241	—
Income taxes payable	(828)	639

Net cash provided by operating activities	10,279	5,018

Cash flows from investing activities:
Additions to property, plant and equipment	(3,554)	(600)
Payment of non-refundable deposit	—	(5,157)
Payment of deferred acquistion costs	—	(890)
Acquisition of intangible assets and business	(2,488)	(1,528)
Change in restricted cash	(9,409)	—
Purchases of marketable securities	(28,432)	(30,979)
Proceeds from sale or maturity of marketable securities	26,449	42,163

Net cash (used in) provided by investing activities	(17,434)	3,009

Cash flows from financing activities:
Repayment of long-term debt	(145)	(90)
Payment of deferred financing costs	—	(54)
Payments of costs related to issuance of common stock	—	(329)
Proceeds from exercise of stock options and ESPP	1,721	1,130
Tax benefit on the exercise of stock options and issuance of performance shares	25	432

Net cash provided by financing activities	1,601	1,089

(Decrease) increase in cash and cash equivalents	(5,554)	9,116
Cash and cash equivalents
Beginning of period	28,313	64,042

End of period	$22,759	$73,158

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

(in thousands)

	Six Months Ended
	November 30, 2007	December 2, 2006
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$512	$62
Income taxes	1,593	1,333
Supplemental disclosure of non-cash operating, investing and financing activities:
Acquisition of other assets	$1,000	$—
Issuance of performance shares	—	214
Acquisition of patent rights	—	3,500

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of November 30, 2007, the consolidated statement of stockholders’ equity and comprehensive income for six months ended November 30, 2007, and the consolidated statements of income and cash flows for the periods ended November 30, 2007 and December 2, 2006, have been prepared by the Company without audit. The consolidated balance sheet as of June 2, 2007 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of November 30, 2007 (and for all periods presented) have been made. Certain prior period amounts have been reclassified for comparative purposes to conform to current quarter presentation. The reclassification, made for the purpose of excluding hardware units used for demonstrations and temporary replacement for customers units under repair from saleable inventory, resulted in a decrease in “Inventories, net” and an increase in “Other assets” in the amount of $560,000 as of June 2, 2007. These units are expensed on straight line basis over their expected useful life.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 2, 2007, filed by the Company on August 14, 2007. The results of operations for the periods ended November 30, 2007 and December 2, 2006 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the three and six months ended November 30, 2007, include the accounts of AngioDynamics, Inc., and its wholly-owned subsidiaries, Leocor, Inc. (“Leocor”), and Royal I, LLC since January 29, 2007 (collectively, the “Company”). On January 29, 2007, the name of Royal I, LLC was changed to RITA Medical Systems, LLC. All significant intercompany balances and transactions have been eliminated. The Company’s operations are classified in one segment, the manufacture and sale of medical devices, as management of the Company’s products and services follows principally the same marketing, production, and technology strategies. The chief operating decision maker makes decisions based upon Company-wide revenue and costs. The assets and expenses are not allocated by product line. As such, the chief operating decision maker is basing decisions upon a single segment.

NOTE B – PREPAID ROYALTIES

On August 13, 2007, the Company entered into a Distribution, Manufacturing and Purchase Option Agreement (“the Agreement”) with a company to acquire the exclusive worldwide rights to manufacture and distribute certain products. The Company also has the option to purchase certain intellectual property associated with these products in the future. The Company will pay royalties on net sales of the products covered in the Agreement. As defined in the Agreement, the Company will make prepaid royalty payments of $3.0 million, the payment of which is tied to the achievement of certain milestones. These milestone payments will be credited against quarterly royalties due subject to certain contractual limitations in the first two years following the initial sale of product. As of November 30, 2007, the Company has recorded prepaid royalties of $3.0 million which is included in the caption “Other assets” on the balance sheet. Of this amount, $2.0 million has been paid and $1.0 million has been accrued on the balance sheet in the caption “Other current liabilities”. Beginning in year 4, and continuing through year 10 of the contract, certain minimum annual royalties are due.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

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

The Company has accounted for the acquisition of RITA as a business combination under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of RITA were recorded as of the acquisition date, at their respective fair values, and consolidated with those of AngioDynamics. The valuation of the fair value of the assets and liabilities of RITA required the use of significant assumptions and estimates, including expected future cash flows and the applicable discount rates for the acquired intangibles, Black-Scholes assumptions for the valuation of the exchanged options and warrants, and estimates for IRC Section 382 limitations for the deferred tax assets. These estimates were based on assumptions that the Company believed to be reasonable as of the date of acquisition. However, the Company’s actual results may differ from these estimates. Goodwill increased by approximately $643,000 during the six months ended November 30, 2007. The increase related to finalization of contract termination costs, and minimal additional adjustments to the preliminary purchase price allocation. In certain circumstances, the allocations of the purchase price are based on preliminary estimates and assumptions. The preliminary purchase price allocation may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. The valuation of intangible assets was finalized as of June 2, 2007. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed:

(in thousands)
Current assets	$18,164
Property, plant and equipment	1,638
Deferred tax asset	27,522
Goodwill	154,430
Customer relationships	27,500
Distributor relationships	900
Product technologies	13,900
Trademarks	600
Purchased R&D	12,100
Other assets	1,040

Total assets acquired	257,794

Current liabilities	4,588
Long-term convertible debt	9,700

Total liabilities assumed	14,288

Net assets acquired	$243,506

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

NOTE C – ACQUISITIONS (continued)

In connection with the acquisition of RITA, the Company assumed all outstanding options to acquire RITA common stock (the “RITA Options”). Upon exercise, the RITA Options will result in the Company issuing approximately 988,815 shares of the Company’s common stock with a weighted average exercise price of $17.30, net of the cash component, as defined in the agreement. Except for RITA Options that were fully vested due to employee terminations and change-of-control provisions in connection with the completion of the acquisition of RITA, options under these plans maintain their original vesting provisions and generally expire ten years from the original date of grant. The Company does not anticipate future grants will be made under these plans. As of November 30, 2007, RITA Options to acquire 684,729 shares of Company common stock were outstanding, of which RITA Options to acquire 609,150 shares of Company common stock were exercisable.

The purchase price includes $4.5 million of employee severance, relocation costs and contract termination costs of which $4.4 million have been paid and $100,000 have been included under the heading “Accrued liabilities” in the consolidated balance sheet as of November 30, 2007. The Company does not anticipate further material changes in the purchase price allocation.

RITA’s operating results have been consolidated with those of AngioDynamics beginning on the date of the acquisition, January 29, 2007.

Oncobionic, Inc.

In June 2004, the Company and Oncobionic, Inc. (“Oncobionic”) entered into a distribution and purchase option agreement (“Distribution Agreement”) under which the Company was granted the worldwide exclusive right to market and distribute products called “tissue portal” for use in the field of image-guided tumor ablation, subject to certain limitations set forth in the agreement. The Distribution Agreement also provided for an option to purchase Oncobionic, which expired unexercised in August 2005. The Distribution Agreement will survive any termination of the Purchase Agreement. During the quarter ended December 2, 2006, the Company made the final $200,000 installment payment under the Distribution Agreement to Oncobionic, which was recorded as a component of research and development expenses in the period made.

On October 12, 2006, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Oncobionic and the shareholders of Oncobionic to acquire all of the issued and outstanding shares of the capital stock of Oncobionic.

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

$5.0 million of the Fixed Purchase Price, constituting a non-refundable deposit, was paid by the Company upon the execution of the Purchase Agreement, and together with the costs to execute the agreement of $139,000, has been recorded on the balance sheet under the heading “Non-refundable deposit” as of November 30, 2007. Of the balance of the Fixed Purchase Price, 50% is payable at the closing of the acquisition, 25% is payable six months after the closing, and the remaining 25% is payable 18 months after the closing.

The closing of the acquisition is subject to Oncobionic’s successful performance and completion of human use tests confirming the acute efficacy of irreversible electroporation in ablating prostate cancer. If the human use tests do not achieve the results contemplated by the test protocol, the Company may either: (i) terminate the Purchase Agreement, (ii) waive the closing condition or (iii) propose one-time revisions to the test protocol and an extension of the test period, subject to Oncobionic’s consent and at the Company’s expense. Oncobionic may terminate the Purchase Agreement if the human use tests do not achieve the results set forth in the test protocol (after giving effect to any revisions thereof and extension thereto), unless the Company waives such closing condition. In the event of any such termination, the Oncobionic shareholders will be entitled to retain the $5.0 million deposit payment received from the Company. Results of these tests are expected to be available within the next 6 months.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

NOTE C – ACQUISITIONS (continued)

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

NOTE D – ASSET PURCHASE AGREEMENTS

Medron, Inc.

On May 1, 2006, the Company entered into an Asset Purchase Agreements (the “Agreement”) with Medron Inc. to acquire the rights, titles, and interests in, and to, Patent Pending Technology for purposes of manufacturing, marketing, and selling proprietary Vascular Access Ports, following administrative approval. As of November 30, 2007, the Company has paid $2.0 million in accordance with the Agreement. That amount in aggregate with the $3.5 million future period payment described below has been included on the balance sheet under the caption “Intangible assets” and is being amortized on a straight line basis over the expected useful life of the asset.

Future periodic payments under the Agreement are as follows:

$3.5 million on the 2-year anniversary of the effective date of the Agreement (May 1, 2008), or upon the first commercial sale of the product by the Company, whichever is earlier. The amount has been included on the balance sheet under “Other current liabilities” as of November 30, 2007.

$2.5 million upon issuance (within 10 years of the effective date of the Agreement) of a U.S. patent claiming priority to the patent application, or any issuance of a patent to the Company within 10 years of the effective date of the Agreement in which the original owners are the inventors.

NeverTouch™

On August 20, 2007, the Company entered into an agreement to acquire all technology rights, including patent rights, to the NeverTouch™ technology (the “Agreement”). As of November 30, 2007, the Company has made payments of approximately $2.0 million which have been recorded on the balance sheet under “Intangible assets” and are being amortized on a straight line basis over the expected useful life of the asset. An additional $1.0 million will be payable upon achievement of a certain specified milestone.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

NOTE E – INVENTORIES, net

Inventories consist of the following:

	November 30, 2007	June 2, 2007
	(in thousands)
Finished goods	$14,800	$15,342
Work in process	2,907	2,915
Raw materials	9,820	9,750

	$27,527	$28,007

Reserves for excess and obsolete inventory were $3,128,000 and $2,760,000 at November 30, 2007 and June 2, 2007, respectively.

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

Changes in the carrying amount of goodwill for the six months ended November 30, 2007 are as follows (in thousands):

Balance, June 3, 2007	$153,787
Adjustments to purchase price allocation	643

Balance, November 30, 2007	$154,430

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

NOTE F – GOODWILL AND INTANGIBLE ASSETS (continued)

The balances of intangible assets are as follows:

	November 30, 2007
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
		(in thousands)		(years)
Licenses	$4,545	$(303)	$4,242	9.5
Customer relationships	27,500	(3,077)	24,423	7.5
Distributor relationships	900	(250)	650	3.0
Trademarks	600	(50)	550	10.0
Product technologies	21,264	(3,103)	18,161	11.9

	$54,809	$(6,783)	$48,026

	June 2, 2007
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
		(in thousands)		(years)
Licenses	$2,518	$(183)	$2,335	7.4
Customer relationships	27,500	(1,231)	26,269	7.5
Distributor relationships	900	(100)	800	3.0
Trademarks	600	(20)	580	10.0
Product technologies	21,183	(2,019)	19,164	11.9

	$52,701	$(3,553)	$49,148

Amortization expense was $1,641,000 and $3,229,000 for the three and six months ended November 30, 2007 and $105,000 and $136,000 for the three and six months ended December 2, 2006, respectively. The increase in amortization expense is primarily attributable to the intangibles obtained in the RITA acquisition.

NOTE G – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	November 30, 2007	June 2, 2007
	(in thousands)
Payroll and related expenses	$4,392	$4,267
Sales and franchise taxes	1,364	1,352
Royalties	673	768
Fair value of interest rate swap	414	98
Other	1,165	1,651

Total	$8,008	$8,136

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

NOTE H – SALES

Net sales (in thousands) by product category and geography were as follows:

	Three months ended		Six months ended
	November 30, 2007	December 2, 2006	November 30, 2007	December 2, 2006
Net Sales by Product Category
Interventional Products	$32,135	$24,369	$61,038	$44,634
Oncology Products	9,362	—	17,985	—

Total	$41,497	$24,369	$79,023	$44,634

Net Sales by Geography
United States	$37,588	$23,264	$71,596	$42,823
International	3,909	1,105	7,427	1,811

Total	$41,497	$24,369	$79,023	$44,634

NOTE I – INCOME TAXES

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

During the three and six months ended November 30, 2007, the Company did not recognize any tax liabilities related to uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. This accounting policy did not change as a result of the adoption of FIN 48. Accrued interest and penalties recognized in the consolidated balance sheet were $0 as of June 2, 2007 and November 30, 2007.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

NOTE J – STOCK BASED COMPENSATION

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

The following table summarizes stock-based compensation in accordance with SFAS 123(R) for the three and six months ended November 30, 2007 and December 2, 2006, which was allocated as follows:

	Three Months Ended		Six Months Ended
	November 30, 2007	December 2, 2006	November 30, 2007	December 2, 2006
	(In thousands)		(In thousands)
Cost of sales	$162	$101	$315	$190

Research and development	213	140	403	265
Sales and marketing	400	218	725	376
General and administrative	561	315	1,103	586

Stock based compensation expense included in operating expenses	1,174	673	2,231	1,227

Total stock based compensation	$1,336	$774	$2,546	$1,417
T ax benefit	(399)	(275)	(777)	(496)

Stock based compensation expense, net of tax	$937	$499	$1,769	$921

NOTE K – EARNINGS PER COMMON SHARE

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

The Company accounts for convertible debt under EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 indicates that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. For the three and six months ended November 30, 2007, shares issuable upon conversion of convertible debt into 414,476 shares of common stock, with a conversion price of $20.41 per share, have been excluded from the calculation of diluted earnings per share, as their inclusion would not be dilutive.

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Three Months Ended		Six Months Ended
	November 30, 2007	December 2, 2006	November 30, 2007	December 2, 2006
Basic	24,033,860	15,645,742	24,001,740	15,572,862
Effect of dilutive securities	331,569	262,443	313,053	308,620

Diluted	24,365,429	15,908,185	24,314,793	15,881,482

Excluded from the calculation of diluted earnings per common share, are options and warrants issued to employees and non-employees to purchase 1,805,145 and 1,894,662 shares of common stock for the three and six months ended November 30, 2007 and 707,130 and 578,368 shares of common stock for the three and six months ended December 2, 2006, respectively as their inclusion would not be dilutive. The exercise prices of these options were between $11.93 and $198.69 at November 30, 2007 and $17.25 and $28.45 at December 2, 2006.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

NOTE L – LITIGATION

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

On March 28, 2007, the jury returned a verdict in favor of Diomed and awarded compensatory monetary damages in the amount of $8.36 million. The jury concluded, however, that there was no willful infringement by the Company. On May 22, 2007, the judge for the Federal District Court in Boston denied the Company’s motion to overturn the verdict and increased the judgment for compensatory damages by $1.35 million, to $9.71 million, to cover pretrial interest and post-verdict sales of the infringing products. The judgment also requires the Company to pay interest to Diomed at an annual rate of approximately 5% of the damage award for the period of time between the verdict and actual payment of the award. As such, the Company has accrued approximately $10.0 million, including interest, under the heading “Litigation provision” on the consolidated balance sheet as of November 30, 2007. The Company has set aside cash and cash equivalents for the purpose of fulfilling the obligation incurred as a result of the decision; these funds are included under the heading “Restricted cash” on the consolidated balance sheets as of November 30, 2007.

The Company has disputed the infringement verdict and on June 20, 2007, filed an appeal in the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. The Company filed an appeal brief in October 2007 and Diomed filed a brief in December 2007. The Company expects to file its final reply brief in January 2008 and anticipates a ruling being made in mid-2008. As a result of the anticipated timing, the Company has classified the liability as current.

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

On January 2, 2008, the Company filed an action against biolitec to enforce the Company’s rights against biolitec to honor its obligations under the Supply Agreement. The Company will continue to vigorously enforce its rights under the Supply Agreement. However, in the event it is ultimately determined that the claims asserted in this action are not within biolitec’s indemnification obligations under the biolitec Supply Agreement, the Company may be required to reimburse biolitec for the costs and expenses of defending the Diomed action and may be responsible for paying any settlements or judgments in this action.

VNUS Medical Technologies v. Diomed, Vascular Solutions, and AngioDynamics

On October 4, 2005, VNUS Medical Technologies, Inc. (“VNUS”) filed an action against AngioDynamics and others (collectively, the “Defendants”) entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., Diomed Inc., AngioDynamics, Inc., and

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

NOTE L – LITIGATION (continued)

Vascular Solutions, Inc., case no. C05-2972 MMC, filed in the U.S. District Court for the Northern District of California. The

complaint alleges that the Defendants infringed on VNUS’s U.S. patent nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433 by making, using, selling, offering to sell and/or instructing users how to use Diomed’s “EVLT” products, AngioDynamics’ “VenaCure” products, and Vascular Solutions’ “Vari-Lase” products. The complaint alleges the Defendants’ actions have caused, and continue to cause, VNUS to suffer substantial damage. The complaint seeks to prohibit the Defendants from continuing to market and sell these products and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment and post-judgment interest. The Company believes that its products do not infringe the VNUS patents and that the patents are invalid. The Company has filed an answer to the complaint, including a counterclaim for relief and a demand for jury trial. The court originally scheduled the trial in this action to commence on October 29, 2007; however, since that time the trial has been postponed by the court and the Company anticipates the trial commencing during 2008. The range of potential loss has been reduced since the court has dismissed VNUS’s claim of willful infringement, eliminating the possibility of treble damages and attorneys’ fees. There is a reasonable possibility of an outcome unfavorable to the Company in this action, with a range of potential loss between $0 and $10 million.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

NOTE L – LITIGATION (continued)

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

NOTE M – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (the Company’s 2009 fiscal year). The Company is currently evaluating the impact this adoption will have on the Company’s consolidated financial statements.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognized and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired or gain from a bargain purchase; and determines what information to disclose to enable readers of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008 (the Company’s 2010 fiscal year) and will be applied prospectively.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require companies to more clearly identify in the financial statements and discloses the impact of noncontrolling interest in a consolidated subsidiary on the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (the Company’s 2010 fiscal year), and interim periods within those fiscal years. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

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

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. As of November 30, 2007, our sales organization numbered 106 in the U.S. and 13 outside the U.S. Historically, less than 5% of our net sales have been in non-US markets. However, in the three months and six months ended November 30, 2007, 9% of our net sales were attributable to non-US sales, primarily as a result of the RITA Medical Systems, Inc. (“RITA”) acquisition.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. For each of the past three fiscal years, we invested at least 7% of our net sales in research and development (“R&D”). R&D expenditures were 8.9% and 8.1% of net sales for the three and six months ended November 30, 2007, respectively, compared with 6.7% and 7.3% for the three and six months ended December 2, 2006. We expect that our R&D expenditures will remain in the range of 8 to 9% of net sales for fiscal 2008 and thereafter. However, downturns in our business could cause us to reduce our R&D spending.

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

We have accounted for the acquisition of RITA as a business combination under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of RITA were recorded as of the acquisition date, at their respective fair values, and consolidated with those of AngioDynamics. The preparation of the valuation of the fair value of the assets and liabilities of RITA required the use of significant assumptions and estimates, including expected future cash flows and the applicable discount rates for the acquired intangibles, Black-Scholes assumptions for the valuation of the exchanged options and warrants, and estimates for IRC Section 382 limitations for the deferred tax assets. These estimates were based on assumptions that we believed to be reasonable as of the date of acquisition. However, our actual results may differ from these estimates.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

The preliminary purchase price allocation may be adjusted within one year of the purchase date for certain contingencies which may impact the fair value of assets acquired and liabilities assumed. We do not anticipate further material changes to the purchase price allocation.

RITA’s operating results have been consolidated with those of AngioDynamics beginning on the date of the acquisition, January 29, 2007.

Results of Operations

Three months ended November 30, 2007 and December 2, 2006

Financial Summary. For the second quarter of fiscal 2008, we reported net income of $3.1 million, or $ 0.13 per diluted common share, on sales of $41.5 million, compared with net income of $2.5 million, or $0.15 per diluted common share, on sales of $24.4 million in the second quarter of the prior year. Gross profit percentage improved to 61.3% for the second quarter of 2008 from 58.5% one year ago.

The following table sets forth certain operating data as a percentage of sales for the quarters ended November 30, 2007 and December 2, 2006:

	Three Months Ended
	November 30, 2007	December 2, 2006
Net sales	100.0%	100.0%
Gross profit	61.3%	58.5%
Research and development expenses	8.9%	6.7%
Sales and marketing expenses	27.1%	27.5%
General and administrative expenses	9.8%	12.0%
Amortization of purchased intangibles	4.0%	0.0%
Operating income	11.5%	12.3%
Other income	0.4%	4.3%
Net income	7.5%	10.1%

Net sales. Net sales for the fiscal second quarter of 2008 increased by 70%, or $17.1 million, to $41.5 million, compared with the fiscal second quarter of 2007. The increase in sales was primarily attributable to sales of products acquired in the acquisition of RITA Medical Systems, Inc. (“RITA”) on January 29, 2007. RITA products accounted for $15.3 million of the increase and AngioDynamics products increased $1.8 million or 7% over the same period in the prior year. We also saw growth from recently released products as well as growing sales of our existing product lines, including Morpheus CT PICC, Morpheus Bedside Insertion Kit, Profiler balloon catheter, Sotredecol and the new NeverTouch™ product that was introduced in late fiscal year 2007.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

Gross Profit. For the fiscal second quarter of 2008, our gross profit as a percentage of sales increased to 61.3% from 58.5% from the same period in the prior year. The increase in gross profit percentage was primarily the result of a favorable product mix from increased sales of higher margin products, including the RITA products. These increases were partially offset by costs associated with the start up of new product production and increases to inventory reserves due to continued focus on product line optimization.

Research and development expenses. Research and development (“R&D”) expenses increased by $2.0 million, or 125%, to $3.7 million, primarily due to the addition of RITA engineering personnel in Fremont, California and Manchester, Georgia, and increased engineering personnel and activities in Queensbury. R&D expenses were 8.9% of net sales for the 2008 second fiscal quarter, compared with 6.7% of net sales for the same prior year quarter. At November 30, 2007, we employed 55 people in research, development and regulatory activities.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses increased $4.6 million or 68% to $11.3 million. Sales expenses accounted for $4.0 million of the increase, of which $3.0 million is attributable to the addition of the sales force acquired with the RITA acquisition, with the remainder due to personnel expenses related to the increased number of sales territories, commissions on higher sales and stock-based compensation. Marketing expenses increased $500,000, or 26%, over the prior year period, primarily due to increased personnel expenses and the costs of marketing programs. As a percentage of net sales, S&M expenses were 27.1% for the fiscal second quarter of 2008, compared with 27.5% for the prior year period. At November 30, 2007, we employed 150 people in sales, marketing and customer service activities.

General and administrative expenses. General and administrative (“G&A”) expenses increased $1.3 million, or 45%, to $4.1 million primarily due to increased compensation costs related to new hires, legal and other professional fees and other costs related to the growth of the Company following the acquisition of RITA. We incurred $622,000 in legal fees in the second fiscal quarter of 2008 related to patent infringement litigation with Diomed and VNUS. G&A expenses were 9.8% of net sales for the 2008 second fiscal quarter, compared with 12.0% for the prior year second fiscal quarter. This decrease as a percentage of sales is attributable to synergies achieved in the integration of RITA. As of November 30, 2007, we employed 37 people in general and administrative activities.

Amortization of purchased intangibles. Amortization of purchased intangibles increased to $1.6 million, from $105,000 in the same period of the prior year. The increase is primarily attributable to the amortization of intangibles acquired in the acquisition of RITA.

Other income (expenses). Other income decreased $900,000 due primarily to an increase in interest expense incurred on the debt assumed in the RITA acquisition and the December 2006 bond offering; interest expense for the litigation provision; unrealized losses on the Company’s interest rate swap agreement; and decreased interest income on lower invested cash balances.

Income taxes. Our effective tax rate for the 2008 quarter was 37.4% compared to 39.5% for the 2007 quarter. The decrease is primarily attributable to the effect of graduated tax rates on taxable income in the 2007 quarter.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

Net income. For the fiscal second quarter of 2008, we reported net income of $3.1 million, an increase of 26.3%, or $646,000, over net income of $2.5 million for the prior year second quarter. The increase in net income was attributable primarily to increased sales and higher gross profit margin, partially offset by higher operating expenses, including a $1.5 million increase in amortization of purchased intangibles. Stock-based compensation expense was $937,000 and $499,000 in the second fiscal quarter of 2008 and 2007, respectively.

Six months ended November 30, 2007 and December 2, 2006

Financial Summary. For the six months ended November 30, 2007, we reported net income of $5.5 million, or $0.23 per diluted common share, on sales of $79.0 million, compared with net income of $4.4 million, or $0.27 per diluted common share, on sales of $44.7 million in the comparable prior year period. Gross profit percentage improved to 60.7% for the 2008 period from 58.6% one year ago. Cash flow from operations for the 2008 period was $10.3 million compared with $5.0 million in the prior year.

The following table sets forth certain operating data as a percentage of sales for the six months ended November 30, 2007 and December 2, 2006:

	Six Months Ended
	November 30, 2007	December 2, 2006
Net sales	100.0%	100.0%
Gross profit	60.7%	58.6%
Research and development expenses	8.1%	7.3%
Sales and marketing expenses	27.6%	27.8%
General and administrative expenses	10.4%	12.7%
Amortization of purchased intangibles	4.1%	0.0%
Operating income	10.5%	10.8%
Other income	0.6%	5.0%
Net income	6.9%	9.8%

Net sales. For the six months ended November 30, 2007, net sales increased by 77%, or $34.4 million, to $79.0 million, compared with prior year period. The increase in sales was primarily attributable to sales of products acquired in the acquisition of RITA Medical Systems, Inc. (“RITA”) on January 29, 2007. RITA products accounted for $29.6 million of the increase and AngioDynamics products increased $4.8 million or 11% over the same period in the prior year. We saw growth from recently released products as well as growing sales of our existing product lines, including Morpheus PICC, Morpheus Bedside Insertion Kit, Profiler balloon catheter, Sotredecol and the new NeverTouch™ product that was introduced in late fiscal year 2007.

Gross Profit. For the six months ended November 30, 2007, our gross profit as a percentage of sales increased to 60.7% from 58.6% in the same period of the prior year. The increase in gross profit percentage was primarily the result of a favorable product mix from increased sales of higher margin products, including the RITA products such as the HABIB laproscopic resection devices along with recently released products including the Morpheus CT PICC, Dura Flow catheter, and Total Abscession drainage catheter. These increases were partially offset by costs associated with the start up of new product production and increases to inventory reserves due to continued focus on product line optimization.

Research and development expenses. For the six months ended November 30, 2007, research and development (“R&D”) expenses increased by $3.1 million, or 96%, to $6.4 million over the same period of the prior year. This increase was primarily due to the addition of RITA engineering personnel in Fremont, California and Manchester, Georgia and increased engineering personnel and activities in Queensbury. R&D expenses were 8.1% of net sales for the first six months of fiscal 2008, compared with 7.3% of net sales for the same prior year period.

Sales and marketing expenses. For the six months ended November 30, 2007, sales and marketing (“S&M”) expenses increased $9.4 million or 76% to $21.8 million over the same period of the prior year. Sales expenses accounted for $8.4 million of the increase, of which $6.0 million is attributable to the addition of the sales force acquired with the RITA acquisition, with the remainder due to personnel expenses related to the increased number of sales territories, commissions on higher sales and stock-based compensation.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

For the six months ended November 30, 2007, marketing expenses increased $1.0 million, or 28%, over the prior year period, primarily due to increased personnel expenses, and the costs of marketing programs. As a percentage of net sales, S&M expenses were 27.6% for the six months ended November 30, 2007, compared with 27.8% for the prior year period.

General and administrative expenses. For the six months ended November 30, 2007, general and administrative (“G&A”) expenses increased $2.7 million, or 48%, to $8.2 million over the same period of the prior year. This increase was primarily due to increased compensation costs related to new hires, legal and other professional fees and other costs related to the growth of the Company following the acquisition of RITA. We experienced an increase in legal fees of approximately $1.4 million related to patent infringement litigation with Diomed and VNUS in the six months ended November 30, 2007 over the same period of the prior year. G&A expenses were 10.4% of net sales for the six months ended November 30, 2007 compared with 12.7% for the prior year period. This decrease as a percentage of sales is attributable to synergies achieved in the integration of RITA.

Amortization of purchased intangibles. For the six months ended November 30, 2007, amortization of purchased intangibles increased to $3.2 million from $136,000 in the same period of the prior year. The increase is primarily attributable to the amortization of intangibles acquired in the acquisition of RITA.

Other income (expenses). For the six months ended November 30, 2007, other income decreased $1.8 million from the same prior year period due primarily to an increase in interest expense incurred on the debt assumed in the RITA acquisition; interest expense for the litigation provision; and unrealized losses relating to the Company’s interest rate swap agreement; and decreased interest income on lower invested cash balances.

Income taxes. Our effective tax rate for the six month period ended November 30, 2007 was 37.5% compared to 38.2% for the same prior year period. The decrease is primarily attributable to the effect of graduated tax rates on taxable income in the 2007 fiscal period.

Net income. For the six months ended November 30, 2007, we reported net income of $5.5 million, an increase of 25.9%, or $1.1 million over net income of $4.4 million for the prior year period. The increase in net income was attributable primarily to increased sales, higher gross profit margin, partially offset by higher operating expenses, a portion of which was related to an increase of $3.4 million of amortization of purchased intangibles. Stock-based compensation expense was $1,693,000 and $921,000 in the six month periods ended November 30, 2007 and December 2, 2006, respectively.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $79.6 million at November 30, 2007, compared to $73.3 million at June 2, 2007. Restricted cash includes amounts set aside for a specific purpose, including future payment of the litigation provision recorded and expenditures in connection with our facility expansion. Marketable securities are comprised of U.S. government issued or guaranteed securities, auction rate securities and corporate bonds. At November 30, 2007, total debt was $17.3 million, compared with $17.4 million at June 2, 2007 which was comprised of short and long-term bank debt that financed our facility expansions in Queensbury, New York, and $9.7 million of convertible debt assumed in the RITA acquisition. At November 30, 2007, other current liabilities consisted of $3.5 million for a future payment due on our asset purchase agreement with Medron, Inc., a $1.0 million future royalty payment, and $10.0 million for damages and related interest assessed in a patent infringement action that is under appeal.

Net cash provided by operating activities for the six month period ended November 30, 2007 was $10.3 million compared with $5.0 million in the same prior year period, primarily due to the amortization of intangibles and deferred income taxes resulting from the RITA acquisition, increased stock compensation costs, and higher net income, partially offset by an increase in deferred royalties and other working capital changes.

Net cash used in investing activities was $17.4 million for the six months ended November 30, 2007 compared to net cash provided of $3.0 million for the same prior year period. This net cash use in fiscal 2008 is primarily due to an increase in restricted cash related to a litigation award under appeal, capital expenditures, and the acquisition of intangible assets.

Net cash provided by financing activities was $1.6 million for the six months ended November 30, 2007 compared to $1.1 million for the comparable prior year period. Cash provided by financing activities for the six months ended November 30, 2007 primarily consisted of proceeds from the exercise of stock options and from the issuance of common stock under our employee stock purchase plan.

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

In connection with this financing, we entered into an interest rate swap agreement (the “Swap Agreement”) with the bank, effective December 2006, with an initial notional amount of $5,000,000, to limit the effect of variability due to interest rates on its rollover of the Notes. The Swap Agreement, which is not treated as a hedge for accounting purposes under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement requires us to pay a fixed rate of 5.06% and receive payments based on 30-day LIBOR repriced every seven days through December 2016.

The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Reimbursement Agreement are collateralized by the aforementioned letter of credit and all of our assets.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

In connection with the acquisition of RITA on January 29, 2007, we assumed subordinated Senior Convertible Notes (the “Convertible Notes”) with an aggregate principal amount of $9.7 million. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion price of $20.41 per share of common stock, net of a cash component, subject to adjustment in certain circumstances including common stock splits or other standard anti-dilution provisions. Until conversion or maturity, the Convertible Notes bear interest at 6.5% per year, payable semi-annually. Absent conversion, the Convertible Notes mature on August 5, 2008 (the “Maturity Date”). If on the Maturity Date, the closing price of the Company’s common stock has been at or above 102% of the then conversion price for at least 10 consecutive business days immediately preceding the Maturity Date, then any remaining principal outstanding under the Convertible Notes shall automatically be converted into the Company’s common stock, subject to certain conditions. The entire principal amount has been classified as “Current portion of long-term debt and convertible note” in our consolidated balance sheet as of November 30, 2007.

In October 2006, we entered into a Stock Purchase Agreement with Oncobionic that will require the use of a significant portion of our cash and investment balances. Under the terms of our Stock Purchase Agreement with Oncobionic, $10.0 million of the remaining Fixed Purchase Price is payable at the closing of the acquisition, $5.0 million is payable six months after the closing, and the remaining $5.0 million is payable 18 months after the closing. The closing of the acquisition is subject to Oncobionic’s successful performance and completion of human use tests confirming the acute efficacy of IRE in ablating prostate cancer. We expect the results of these tests to be available within the next six months.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

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

At November 30, 2007, we maintained variable interest rate financing of $7.6 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with a bank under which we agreed to pay the bank a fixed annual interest rate and the bank assumed our variable interest payment obligations under the financing.

Nearly all of our sales have historically been denominated in United States dollars. Although not significant, in 2007 we began to make sales in other currencies, particularly the Euro, GB pound and Canadian dollar. We currently have no significant direct foreign currency exchange risk and such risk in the future is expected to be modest.

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities primarily of less than two years. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and marketable securities and therefore affect our cash flows and results of operations. As of November 30, 2007, we were exposed to interest rate change market risk with respect to our investments in callable U.S. government corporation and agency obligations in the amount of $7,500,000. The bonds bear interest at a floating rate established weekly. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income. We hold investments in highly liquid auction rate securities ("ARS") in order to generate higher than typical money market investments. ARS typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Although rare, sell orders for any security traded through an auction process could exceed bids. Such instances are usually the result of a drastic deterioration of issuer credit quality. Should there be a failed auction, we may be unable to liquidate our position in the securities in the near term.

We are party to legal actions that arise in the ordinary course of business as described in Note K. The Company has accrued approximately $10.0 million, including interest, under the heading “Litigation provision” on the consolidated balance sheet as of November 30, 2007.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

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

On March 28, 2007, the jury returned a verdict in favor of Diomed and awarded compensatory monetary damages in the amount of $8.36 million. The jury concluded, however, that there was no willful infringement by the Company. On May 22, 2007, the judge for the Federal District Court in Boston denied our motion to overturn the verdict and increased the judgment for compensatory damages by $1.35 million, to $9.71 million, to cover pretrial interest and post-verdict sales of the infringing products. The judgment also requires the Company to pay interest to Diomed at an annual rate of approximately 5% of the damage award for the period of time between the verdict and actual payment of the award. As such, the Company has accrued approximately $10.0 million, including interest, under the heading “Litigation provision” on our consolidated balance sheet as of November 30, 2007. We have set aside cash and cash equivalents for the purpose of fulfilling the obligation incurred as a result of the decision; these funds are included under the heading “Restricted cash” on the consolidated balance sheet as of November 30, 2007.

We have disputed the infringement verdict and on June 20, 2007, filed an appeal in the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. We filed an appeal brief in October 2007 and Diomed filed a brief in December 2007. We expect to file our final reply brief in January 2008 and anticipate a ruling being made in mid-2008. As a result of the anticipated timing, we have classified the liability as current.

On July 2, 2007, the judge for the Federal District Court in Boston, Massachusetts, issued an injunction that prohibits us from selling our original bare fiber VenaCure kits and the laser consoles for use with those kits. In anticipation of this injunction, we stopped selling our bare fiber kits in April 2007, and on June 2, 2007, began selling our new NeverTouch disposable kits and laser consoles which, we believe, are unaffected by the injunction.

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

On January 2, 2008, we filed an action against biolitec to enforce our rights against biolitec to honor its obligations under the Supply Agreement. We will continue to vigorously enforce our rights under the biolitec Supply Agreement. However, in the event it is ultimately determined that the claims asserted in this action are not within biolitec’s indemnification obligations under the biolitec Supply Agreement, we may be required to reimburse biolitec for the costs and expenses of defending the Diomed action and may be responsible for paying any settlements or judgments in this action.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

VNUS Medical Technologies v. Diomed, Vascular Solutions, and AngioDynamics

On October 4, 2005, VNUS Medical Technologies, Inc. (“VNUS”) filed an action against AngioDynamics and others (collectively, the “Defendants”) entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., Diomed Inc., AngioDynamics, Inc., and Vascular Solutions, Inc., case no. C05-2972 MMC, filed in the U.S. District Court for the Northern District of California. The complaint alleges that the Defendants infringed on VNUS’s U.S. patent nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433 by making, using, selling, offering to sell and/or instructing users how to use Diomed’s “EVLT” products, AngioDynamics’ “VenaCure” products, and Vascular Solutions’ “Vari-Lase” products. The complaint alleges the Defendants’ actions have caused, and continue to cause, VNUS to suffer substantial damage. The complaint seeks to prohibit the Defendants from continuing to market and sell these products and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment and post-judgment interest. We believe that our products do not infringe the VNUS patents and that the patents are invalid. We have filed an answer to the complaint, including a counterclaim for relief and a demand for jury trial. The court originally scheduled the trial in this action to commence on October 29, 2007; however, since that time the trial has been postponed by the court and we anticipate the trial commencing during 2008. The range of potential loss has been reduced since the court has dismissed VNUS’s claim of willful infringement, eliminating the possibility of treble damages and attorney’s fees. There is a reasonable possibility of an outcome unfavorable to us in this action, with a range of potential loss between $0 and $10 million.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

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

November 30, 2007 and December 2, 2006

(unaudited)

Item 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in Part I. Item 1A, of our annual report on Form 10-K for our fiscal year ended June 2, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission Of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on October 22, 2007, the following persons were elected as directors of the Company:

Class I Directors: (until the 2010 Annual Meeting)

Paul S. Echenberg

Jeffrey Gold

Dennis S. Meteny

In this election, 21,430,777 votes were cast for Mr. Echenberg, 21,591,058 votes were cast for Mr. Gold and 21,589,916 votes were cast for Mr. Meteny, respectively and 287,840 shares were withheld from voting for Mr. Echenberg, 127,559 shares were withheld from voting for Mr. Gold and 128,701 shares were withheld from voting for Mr. Meteny, respectively.

The following directors continue in office for the duration of their terms:

Class II Directors: (until 2008 Annual Meeting)

Howard W. Donnelly

Robert E. Flaherty

Vincent Bucci

Class III Directors: (until 2009 Annual Meeting)

Eamonn P. Hobbs

Wesley E. Johnson, Jr.

Steve LaPorte

The action of the audit committee of the board of Directors in appointing PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm for fiscal year 2008 was approved by a vote of 21,644,147 in favor, 59,488 against and 14,982 abstentions.

Item 5.	Other Information.

None.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, Inc.
(Registrant)

Date: January 9, 2008	/s/ Eamonn P. Hobbs
Eamonn P. Hobbs, President,
Chief Executive Officer (Principal Executive Officer)

Date: January 9, 2008	/s/ D. Joseph Gersuk
D. Joseph Gersuk, Executive Vice President,
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and December 2, 2006

(unaudited)

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