Form 10-Q
period 2008-02-29
ANGIODYNAMICS INC
filed 2008-04-09
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting co  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 2, 2008 there were 24,181,023 shares of the issuer’s common stock outstanding.

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 29, 2008	June 2, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,646	$28,313
Restricted cash	10,981	1,786
Marketable securities, at fair value	34,206	43,191

Total cash, cash equivalents and marketable securities	88,833	73,290
Accounts receivable, net of allowance for doubtful accounts of $718 and $1,207, respectively	22,762	20,798
Inventories, net	25,324	28,007
Deferred income taxes	1,084	2,247
Prepaid expenses and other	2,622	2,957

Total current assets	140,625	127,299
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation and amortization	19,919	16,832
OTHER ASSETS	4,131	1,787
INTANGIBLE ASSETS, less accumulated amortization of $8,590 and $3,553, respectively	47,203	49,148
NON-REFUNDABLE DEPOSIT	5,139	5,139
GOODWILL	154,430	153,787
DEFERRED INCOME TAXES	25,492	29,289

TOTAL ASSETS	$396,939	$383,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,791	$7,567
Accrued liabilities	8,640	8,136
Income taxes payable	258	900
Current portion of long-term debt and convertible note	10,040	315
Litigation provision	7,000	—
Other current liabilities	3,500	3,500

Total current liabilities	36,229	20,418
LONG-TERM DEBT, net of current portion	7,160	17,115
LITIGATION PROVISION	—	9,790

Total liabilities	43,389	47,323

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 24,177,814 and 23,961,750 shares, respectively	242	240
Additional paid-in capital	348,878	341,760
Retained earnings (Accumulated deficit)	4,389	(5,981)
Accumulated other comprehensive income (loss)	41	(61)

Total stockholders’ equity	353,550	335,958

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$396,939	$383,281

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 29, 2008	March 3, 2007	February 29, 2008	March 3, 2007
Net sales	$40,725	$26,738	$119,748	$71,372
Cost of sales	15,407	10,789	46,474	29,253

Gross profit	25,318	15,949	73,274	42,119

Operating expenses
Research and development	3,955	14,248	10,360	17,512
Sales and marketing	11,725	8,048	33,540	20,467
General and administrative	3,409	3,571	11,604	9,095
Amortization of purchased intangibles	1,777	566	5,006	702
Litigation provision (gain on settlement)	(3,151)	9,600	(3,151)	9,600

Total operating expenses	17,715	36,033	57,359	57,376

Operating income (loss)	7,603	(20,084)	15,915	(15,257)

Other income (expenses)
Interest income	866	1,149	2,602	3,227
Interest expense	(364)	(128)	(1,105)	(191)
Other income (expense)	(264)	24	(809)	227

Total other income (expenses), net	238	1,045	688	3,263

Income (loss) before income tax provision	7,841	(19,039)	16,603	(11,994)
Income tax provision (benefit)	2,951	(2,634)	6,233	59

Net income (loss)	$4,890	$(16,405)	$10,370	$(12,053)

Earnings (loss) per share
Basic	$0.20	$(0.88)	$0.43	$(0.73)

Diluted	$0.20	$(0.88)	$0.43	$(0.73)

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended February 29, 2008

(unaudited)

(in thousands, except share data)

	Common Stock		Additional paid in capital	(Accumulated deficit)/ Retained earnings	Accumulated other comprehensive (loss)/income	Total	Comprehensive income
	Shares	Amount
Balance at June 2, 2007	23,961,750	$240	$341,760	$(5,981)	$(61)	$335,958
Net Income				10,370		10,370	$10,370
Exercise of stock options	154,668	2	2,390			2,392
Tax benefit on exercise of stock options and issuance of performance shares	4,385		253			253
Purchase of common stock under Employee Stock Purchase Plan	57,011		817			817
Stock-based compensation			3,658			3,658
Unrealized gain on marketable securities, net of tax of $61					207	207	207
Unrealized loss on interest rate swap, net of tax of $21					(105)	(105)	(105)

Comprehensive income							$10,472

Balance at February 29, 2008	24,177,814	$242	$348,878	$4,389	$41	$353,550

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	February 29, 2008	March 3, 2007
Cash flows from operating activities:
Net income (loss)	$10,370	$(12,053)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,689	1,750
Amortization of bond discount	(327)	(211)
Purchased research and development expense	—	12,100
Tax benefit on exercise of stock options and issuance of performance shares	223	611
Deferred income taxes	4,901	(4,395)
Write offs of excess and obsolete inventory	671	—
Stock based compensation	3,658	2,430
Provision for doubtful accounts	217	290
Litigation provision (gain on settlement)	(3,151)	9,600
Other	41	(8)
Changes in operating assets and liabilities:
Accounts receivable	(2,242)	1,003
Inventories	1,881	(4,734)
Prepaid expenses and other	(2,009)	52
Accounts payable and accrued liabilities	(509)	(3,281)
Other long term liabilities	361	—
Income taxes payable	(642)	283

Net cash provided by operating activities	20,132	3,437

Cash flows from investing activities:
Additions to property, plant and equipment	(4,792)	(2,970)
Acquisition of intangible assets and business	(3,471)	(29,990)
Change in restricted cash	(9,195)	(3,416)
Purchases of marketable securities	(35,700)	(51,234)
Proceeds from sale or maturity of marketable securities	45,350	48,245

Net cash used in investing activities	(7,808)	(39,365)

Cash flows from financing activities:
Repayment of long-term debt	(230)	(135)
Issuance of long term debt	—	5,000
Payment of deferred financing costs	—	(190)
Payments of costs related to issuance of common stock	—	(329)
Proceeds from exercise of stock options and ESPP	3,209	3,911
Tax benefit on the exercise of stock options and issuance of performance shares	30	1,681

Net cash provided by financing activities	3,009	9,938

Increase (decrease) in cash and cash equivalents	15,333	(25,990)
Cash and cash equivalents
Beginning of period	28,313	64,042

End of period	$43,646	$38,052

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

(in thousands)

	Nine Months Ended
	February 29, 2008	March 3, 2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$914	$63
Income taxes	1,680	1,346

Supplemental disclosure of non-cash operating, investing and financing activities:
Acquisition of patent rights	$—	$3,500
Issuance of common stock in acquisition	—	209,097
Assumption of debt in acquisition	—	11,509

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008 and March 3, 2007

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of February 29, 2008, the consolidated statement of stockholders’ equity and comprehensive income for nine months ended February 29, 2008, and the consolidated statements of income and cash flows for the periods ended February 29, 2008 and March 3, 2007, have been prepared by the Company without audit. The consolidated balance sheet as of June 2, 2007 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended February 29, 2008 (and for all periods presented) have been made. Certain prior period amounts have been reclassified for comparative purposes to conform to current quarter presentation. The reclassification, made for the purpose of excluding hardware units used for demonstrations and temporary replacement for customers’ units under repair from saleable inventory, resulted in a decrease in “Inventories, net” and an increase in “Other assets” in the amount of $560,000 as of June 2, 2007. These units are expensed on straight line basis over their expected useful life.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 2, 2007, filed by the Company on August 14, 2007. The results of operations for the periods ended February 29, 2008 and March 3, 2007 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the three and nine months ended February 29, 2008, include the accounts of AngioDynamics, Inc., and its wholly-owned subsidiaries, Leocor, Inc. (“Leocor”), and Royal I, LLC since January 29, 2007 (collectively, the “Company”). On January 29, 2007, the name of Royal I, LLC was changed to RITA Medical Systems, LLC. All significant intercompany balances and transactions have been eliminated. The Company’s operations are classified in one segment, the manufacture and sale of medical devices, as management of the Company’s products and services follows principally the same marketing, production, and technology strategies. The chief operating decision maker makes decisions based upon Company-wide revenue and costs. The assets and expenses are not allocated by product line. As such, the chief operating decision maker is basing decisions upon a single segment.

NOTE B – PREPAID ROYALTIES

On August 13, 2007, the Company entered into a Distribution, Manufacturing and Purchase Option Agreement (“the Agreement”) with a company to acquire the exclusive worldwide rights to manufacture and distribute a split tip catheter for the dialysis market that the Company has named Centros™. The Company also has the option to purchase certain intellectual property associated with these products in the future. The Company will pay royalties on net sales of the products covered in the Agreement. In accordance with the Agreement, the Company has prepaid $3.0 million of royalties based upon the achievement of certain milestones. These payments have been included in the caption “Other Assets” on the balance sheet and will be credited against quarterly royalties due subject to certain contractual limitations in the first two years following the initial sale of product. In years 4 through 10 of the contract, certain minimum annual royalties are due.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008 and March 3, 2007

(unaudited)

NOTE C – ACQUISITIONS

RITA Medical Systems, Inc.

On January 29, 2007, the Company completed the acquisition of RITA Medical Systems, Inc. (“RITA”) for a total purchase price of approximately $244 million, comprised of approximately $24 million in cash, 7.9 million shares of the Company’s common stock, and assumption of outstanding RITA options and other convertible securities, which are exercisable for an additional 1.9 million shares of the Company’s common stock.

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

The Company has accounted for the acquisition of RITA as a business combination under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of RITA were recorded as of the acquisition date, at their respective fair values, and consolidated with those of AngioDynamics. The valuation of the assets and liabilities of RITA required the use of significant assumptions and estimates, including expected future cash flows and the applicable discount rates for the acquired intangibles, Black-Scholes assumptions for the valuation of the exchanged options and warrants and estimates for IRC Section 382 limitations for the deferred tax assets. These estimates were based on assumptions that the Company believed to be reasonable as of the date of acquisition. However, the Company’s actual results may differ from these estimates. Goodwill increased by approximately $643,000 during the nine months ended February 29, 2008. The increase related to finalization of contract termination costs, and minimal additional adjustments to the preliminary purchase price allocation. The Company does not anticipate further changes in the purchase price allocation.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed (in thousands):

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008 and March 3, 2007

(unaudited)

NOTE C – ACQUISITIONS (continued)

In connection with the acquisition of RITA, the Company assumed all outstanding options to acquire RITA common stock (the “RITA Options”). Upon exercise, the RITA Options will result in the Company issuing approximately 988,815 shares of the Company’s common stock with a weighted average exercise price of $17.30, net of the cash component, as defined in the agreement. Except for RITA Options that were fully vested due to employee terminations and change-of-control provisions in connection with the completion of the acquisition of RITA, options under these plans maintain their original vesting provisions and generally expire ten years from the original date of grant. The Company does not anticipate future grants will be made under these plans. As of February 29, 2008, RITA Options to acquire 490,868 shares of Company common stock were outstanding, of which 428,014 were exercisable.

The purchase price includes $4.5 million of employee severance, relocation costs and contract termination costs of which $4.4 million have been paid and $100,000 have been included under the heading “Accrued liabilities” in the consolidated balance sheet as of February 29, 2008. The Company does not anticipate further changes in the purchase price allocation.

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

$5.0 million of the Fixed Purchase Price, constituting a non-refundable deposit, was paid by the Company upon the execution of the Purchase Agreement, and together with the costs to execute the agreement of $139,000, has been recorded on the balance sheet under the heading “Non-refundable deposit” as of February 29, 2008. The balance of the Fixed Purchase Price, 50% is payable at the closing of the acquisition, 25% is payable six months after the closing, and the remaining 25% is payable 18 months after the closing.

The closing of the acquisition is subject to Oncobionic’s successful performance and completion of human use tests confirming the acute efficacy of irreversible electroporation in ablating prostate cancer. If the human use tests do not achieve the results contemplated by the test protocol, the Company may either: (i) terminate the Purchase Agreement, (ii) waive the closing condition or (iii) propose one-time revisions to the test protocol and an extension of the test period, subject to Oncobionic’s consent and at the Company’s expense. Oncobionic may terminate the Purchase Agreement if the human use tests do not achieve the results set forth in the test protocol (after giving effect to any revisions thereof and extension thereto), unless the Company waives such closing condition. In the event of any such termination, the Oncobionic shareholders will be entitled to retain the $5.0 million deposit payment received from the Company. Results of these tests are expected to be available within the next 3 months. The Company expects human use tests of IRE to commence in April 2008.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008 and March 3, 2007

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

NOTE D – ASSET PURCHASE AGREEMENTS

Medron, Inc.

On May 1, 2006, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Medron Inc. to acquire the rights, titles, and interests in, and to, Patent Pending Technology for purposes of manufacturing, marketing, and selling proprietary Vascular Access Ports, following administrative approval. As of February 29, 2008, the Company has paid $2.0 million in accordance with the Agreement. That amount in aggregate with the $3.5 million future period payment described below has been included on the balance sheet under the caption “Intangible assets” and is being amortized on a straight line basis over the expected useful life of the asset.

Future periodic payments under the Agreement are as follows:

$3.5 million on the 2-year anniversary of the effective date of the Agreement (May 1, 2008), or upon the first commercial sale of the product by the Company, whichever is earlier. The amount has been included on the balance sheet under “Other current liabilities” as of February 29, 2008.

$2.5 million upon issuance (within 10 years of the effective date of the Agreement) of a U.S. patent claiming priority to the patent application, or any issuance of a patent to the Company within 10 years of the effective date of the Agreement in which the original owners are the inventors.

NeverTouch™

On August 20, 2007, the Company entered into an agreement to acquire all technology rights, including patent rights, to the NeverTouch™ technology (the “Agreement”). As of February 29, 2008, the Company has made payments of approximately $3.0 million which have been recorded on the balance sheet under “Intangible assets” and are being amortized on a straight line basis over the expected useful life of the asset.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008 and March 3, 2007

(unaudited)

NOTE E – INVENTORIES, net

Inventories consist of the following:

	February 29, 2008	June 2, 2007
	(in thousands)
Raw materials	$11,266	$10,924
Work in process	3,097	2,915
Finished goods	14,392	16,928

Gross Inventory	28,755	30,767
Less: Reserves	(3,431)	(2,760)

Net Inventory	$25,324	$28,007

NOTE F – GOODWILL AND INTANGIBLE ASSETS

Goodwill is not amortized but rather is tested for impairment during the third quarter of each year or more frequently if impairment indicators arise. As a result of the test performed in the third quarter of 2008, no impairment provision was required. Intangible assets with determinable useful lives are amortized over their useful lives. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

Changes in the carrying amount of goodwill for the nine months ended February 29, 2008 are as follows (in thousands):

Balance, June 3, 2007	$153,787
Adjustments to purchase price allocation	643

Balance, February 29, 2008	$154,430

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008 and March 3, 2007

(unaudited)

NOTE F – GOODWILL AND INTANGIBLE ASSETS (continued)

The balances of intangible assets are as follows:

	February 29, 2008
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
		(in thousands)		(years)
Licenses	$5,540	$(554)	$4,986	9.9
Customer relationships	27,500	(4,001)	23,499	7.5
Distributor relationships	900	(325)	575	3.0
Trademarks	600	(65)	535	10.0
Product technologies	21,253	(3,645)	17,608	11.9

	$55,793	$(8,590)	$47,203

	June 2, 2007
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
		(in thousands)		(years)
Licenses	$2,518	$(183)	$2,335	7.4
Customer relationships	27,500	(1,231)	26,269	7.5
Distributor relationships	900	(100)	800	3.0
Trademarks	600	(20)	580	10.0
Product technologies	21,183	(2,019)	19,164	11.9

	$52,701	$(3,553)	$49,148

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008 and March 3, 2007

(unaudited)

NOTE G – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	February 29, 2008	June 2, 2007
	(in thousands)
Payroll and related expenses	$4,665	$4,267
Sales and franchise taxes	1,162	1,352
Royalties	1,119	768
Fair value of interest rate swap	650	98
Other	1,044	1,651

Total	$8,640	$8,136

NOTE H – SALES

Net sales (in thousands) by product category and geography were as follows:

	Three months ended		Nine months ended
	February 29, 2008	March 3, 2007	February 29, 2008	March 3, 2007
Net Sales by Product Category
Interventional Products	$31,344	$24,506	$92,382	$69,140
Oncology Products	9,381	2,232	27,366	2,232

Total	$40,725	$26,738	$119,748	$71,372

Net Sales by Geography
United States	$37,021	$25,248	$108,617	$68,071
International	3,704	1,490	11,131	3,301

Total	$40,725	$26,738	$119,748	$71,372

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008 and March 3, 2007

(unaudited)

NOTE I – INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted this statement on June 3, 2007. There was no cumulative effect of adopting FIN 48. Upon adoption, the liability for unrecognized tax benefits was zero.

During the three and nine months ended February 29, 2008, the Company did not recognize any tax liabilities related to uncertain tax positions.

The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. This accounting policy did not change as a result of the adoption of FIN 48. Accrued interest and penalties recognized in the consolidated balance sheet were $0 as of June 2, 2007 and February 29, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Open tax years in these jurisdictions range from 2004-2007.

Management does not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008 and March 3, 2007

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

The following table summarizes stock-based compensation in accordance with SFAS 123(R) for the three and nine months ended February 29, 2008 and March 3, 2007:

	Three Months Ended		Nine Months Ended
	February 29, 2008	March 3, 2007	February 29, 2008	March 3, 2007
	(In thousands)		(In thousands)
Cost of sales	$164	$128	$479	$318

Research and development	208	174	611	439
Sales and marketing	377	301	1,102	677
General and administrative	363	409	1,466	996

Stock based compensation expense included in operating expenses	948	884	3,179	2,112

Total stock based compensation	1,112	1,012	3,658	2,430
Tax benefit	(336)	(326)	(1,113)	(822)

Stock based compensation expense, net of tax	$776	$686	$2,545	$1,608

NOTE K – EARNINGS PER COMMON SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share further includes the dilutive effect of potential common stock consisting of stock options, warrants, restricted stock units and shares issuable upon conversion of convertible debt into shares of common stock, provided that the inclusion of such securities is not antidilutive.

The Company accounts for convertible debt under EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 indicates that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. For the three and nine months ended February 29, 2008, shares issuable upon conversion of convertible debt into 414,476 shares of common stock, with a conversion price of $20.41 per share, have been excluded from the calculation of diluted earnings per share, as their inclusion would be antidilutive.

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Three Months Ended		Nine Months Ended
	February 29, 2008	March 3, 2007	February 29, 2008	March 3, 2007
Basic	24,122,744	18,694,387	24,042,214	16,613,370
Effect of dilutive securities	280,788	—	300,349	—

Diluted	24,403,532	18,694,387	24,342,563	16,613,370

Excluded from the calculation of diluted earnings per common share, are options and warrants issued to employees and non-employees to purchase 1,954,509 and 1,984,043 shares of common stock for the three and nine months ended February 29, 2008, respectively as their inclusion would be antidilutive. The exercise prices of these options were between $11.93 and $198.69 at February 29, 2008. As a result of the net loss for the three and nine months ending March 3, 2007, all outstanding options and warrants were excluded from the calculation of diluted earnings per common share as their inclusion would be antidilutive.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008 and March 3, 2007

(unaudited)

NOTE L – LITIGATION

Diomed v. AngioDynamics and AngioDynamics v. biolitec

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

On March 28, 2007, the jury returned a verdict in favor of Diomed and awarded compensatory monetary damages in the amount of $8.36 million. The jury concluded, however, that there was no willful infringement by the Company. On May 22, 2007, the judge for the Federal District Court in Boston denied the Company’s motion to overturn the verdict and increased the judgment for compensatory damages by $1.35 million, to $9.71 million, to cover pretrial interest and post-verdict sales of the infringing products. The judgment also required the Company to pay interest to Diomed at an annual rate of approximately 5% of the damage award for the period of time between the verdict and actual payment of the award. As such, the Company had accrued approximately $10.2 million, including interest.

On April 2, 2008, the Company entered into a settlement with Diomed for the purpose of resolving the alleged patent infringement for $7.0 million. As a result of the settlement, the Company reduced its litigation provision and recorded a gain of approximately $3.2 million pretax, $2.0 after tax, an impact of $0.08 on earnings per share as reflected in the third quarter results. Accordingly, the Company has reduced its accrual to $7.0 million as of February 29, 2008 which is included under the heading “Litigation provision” on the consolidated balance sheets. The Company has set aside cash and cash equivalents for the purpose of fulfilling the obligation incurred as a result of the decision; these funds are included under the heading “Restricted cash” on the consolidated balance sheets as of February 29, 2008.

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

On January 2, 2008, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. In this action, the Company is seeking, in part, judgment against biolitec for defense and imdemnification in the Diomed action. The Company’s claims arise out of the biolitec Supply Agreement. Biolitec has filed counter-claims against the Company in this action, seeking reimbursement of approximately $1.6 million in alleged past defense costs paid by biolitec in the Diomed action.

On January 11, 2008, biolitec commenced an action in the United States District Court for the Western District of Massachusetts entitled biolitec, Inc. v. AngioDynamics, Inc. In this action, biolitec is seeking reimbursement of not less than $1.6 million in alleged past defense costs paid by biolitec in the Diomed action. The Company has moved to dismiss this action or, in the alternative, to have this action transferred to the Northern District of New York for consolidation with AngioDynamics, Inc. v. biolitec, Inc.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008 and March 3, 2007

(unaudited)

NOTE L – LITIGATION (continued)

The Company will continue to vigorously enforce its rights under the Supply Agreement. However, in the event it is ultimately determined that the claims asserted in the Diomed action are not within biolitec’s indemnification obligations under the biolitec Supply Agreement, the Company may be required to reimburse biolitec for the costs and expenses of defending the Diomed action and may be responsible for paying any settlements or judgments in the Diomed action.

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

On January 2, 2008, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. In this action, the Company is seeking, in part, judgment against biolitec for defense and indemnification in the VNUS action. The Company’s claims arise out of the biolitec Supply Agreement. The Company will continue to vigorously enforce its rights under the Supply Agreement. However, in the event it is ultimately determined that the claims asserted in the VNUS action are not within biolitec’s indemnification obligations under the biolitec Supply Agreement, the Company may be responsible for paying any settlements or judgments in the VNUS action.

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

February 29, 2008 and March 3, 2007

(unaudited)

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

In November 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-01, “Accounting for Collaborative Arrangements” (EITF No. 07-01). EITF No. 07-01 establishes disclosure requirements for arrangements entered into by companies to collaboratively develop, manufacture, or market products. EITF No. 07-01 also establishes income statement classification of collaboration transactions between the parties. EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008 (the Company’s 2010 fiscal year). The Company is currently evaluating the impact this adoption will have on the Company’s consolidated financial statements.

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

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (the Company’s 2010 fiscal year), and interim periods within beginning after that date. The Company is currently evaluating the impact this adoption will have on the Company’s consolidated financial statements.

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

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. As of February 29, 2008, our sales organization numbered 111 in the U.S. and 13 outside the U.S. Historically, less than 5% of our net sales have been in non-US markets. However, in the three months and nine months ended February 29, 2008, 9% of our net sales were attributable to non-US sales, primarily as a result of the RITA Medical Systems, Inc. (“RITA”) acquisition.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. For each of the past three fiscal years, we invested at least 7% of our net sales in research and development (“R&D”). R&D expenditures were 9.7% and 8.7% of net sales for the three and nine months ended February 29, 2008, respectively. We expect that our R&D expenditures will remain in the range of 8 to 9% of net sales for fiscal 2008. However, downturns in our business could cause us to reduce our R&D spending.

We are also seeking to grow through selective acquisitions of complementary businesses and technologies. In January 2007, we completed the acquisition of RITA. This acquisition creates a diversified medical technology company with a broad line of access, diagnostic and therapeutic products that enable interventional physicians and surgeons to treat peripheral vascular disease and cancerous tumors. Interventional oncology is a large and growing area for our existing customer base and RITA’s leadership position, premium products and excellent reputation fit our strategy. RITA had a very strong position in vascular access ports, which are an ideal sales fit with our Morpheus® CT PICC and the vascular access port technology we purchased from Medron, Inc. in May 2006. In addition, our recently acquired irreversible electroporation (IRE) soft tissue ablation technology, which we expect to commercialize in mid-2008, will be complementary to RITA’s diverse offering of local oncology therapies, which include its market-leading RFA systems, Habib SealerTM resection devices and LC BeadsTM for tumor embolization.

Although we completed a public offering of our common stock in fiscal 2006, we used a substantial portion of our available cash in the RITA acquisition and our remaining cash resources are somewhat limited. Except to the extent we can further use our equity securities as acquisition capital, we will require additional equity or debt financing to fund any future significant acquisitions.

In recent years, we expanded our manufacturing and warehousing facilities in Queensbury, New York, to provide us with significantly greater manufacturing and warehousing capacity and to accommodate additional research, development and administrative requirements. However, we anticipate requiring additional office space for additional engineering, marketing and administrative personnel in the near future.

Our ability to further increase our profitability will depend in large part on improving gross profit margins. Factors such as changes in our product mix, new technologies and unforeseen price pressures may cause our margins to grow at a slower rate than we have anticipated, or to decline.

Recent Developments

Acquisition of RITA Medical Systems, Inc.

On January 29, 2007, we completed the acquisition of RITA Medical Systems, Inc. (“RITA”) for a total purchase price of approximately $244 million, comprised of approximately $24 million in cash, 7.9 million shares of the Company’s common stock, and assumption of outstanding RITA options and other convertible securities, which are exercisable for an additional 1.9 million shares of the Company’s common stock.

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

We have accounted for the acquisition of RITA as a business combination under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of RITA were recorded as of the acquisition date, at their respective fair values, and consolidated with those of AngioDynamics. The preparation of the valuation of the fair value of the assets and liabilities of RITA required the use of significant assumptions and estimates, including expected future cash flows and the applicable discount rates for the acquired intangibles, Black-Scholes assumptions for the valuation of the exchanged options and warrants and estimates for IRC Section 382 limitations for the deferred tax assets. These estimates were based on assumptions that we believed to be reasonable as of the date of acquisition. We do not anticipate further material changes to the purchase price allocation. RITA’s operating results have been consolidated with those of AngioDynamics beginning on the date of the acquisition, January 29, 2007.

Results of Operations

Three months ended February 29, 2008 and March 3, 2007

Financial Summary. For the third quarter of fiscal 2008, we reported net income of $4.9 million, or $0.20 per diluted common share, on sales of $40.7 million, compared with a net loss of $16.4 million, or $0.88 per diluted common share, on sales of $26.7 million in the third quarter of the prior year. Net income for the third quarter of 2008 included a gain, net of tax, of $2.0 million on the settlement of the Diomed litigation. Gross profit percentage improved to 62.2% for the third quarter of 2008 from 59.6% one year ago.

The following table sets forth certain operating data as a percentage of sales:

	Three Months Ended
	February 29, 2008	March 3, 2007
Net sales	100.0%	100.0%
Gross profit	62.2%	59.6%
Research and development expenses	9.7%	53.3%
Sales and marketing expenses	28.8%	30.1%
General and administrative expenses	8.4%	13.4%
Amortization of purchased intangibles	4.4%	2.1%
Litigation provision (gain on settlement)	(7.7)%	35.9%
Operating income (loss)	18.7%	(75.1)%
Other income	0.6%	3.9%
Net income (loss)	12.0%	(61.4)%

Net sales. Net sales for the fiscal third quarter of 2008 increased by 52%, or $14.0 million, to $40.7 million, compared with the fiscal third quarter of 2007. The increase in sales was primarily attributable to sales of products acquired in the acquisition of RITA Medical Systems, Inc. (“RITA”) on January 29, 2007. RITA products accounted for $11.3 million of the increase and AngioDynamics products increased $2.7 million or 12% over the prior year. Our organic growth was driven by recently released products including the Morpheus Insertion Kit, NeverTouch™, Profiler balloon catheter, and Sotradecol.

Gross Profit. Our gross profit as a percentage of sales increased to 62.2% for the third fiscal quarter of 2008 from 59.6% in the prior year. The increase in gross profit percentage was primarily the result of a favorable product mix from increased sales of higher margin products, including the RITA products, in addition to product efficiencies based on the integration of RITA. These increases were partially offset by costs associated with the start up of new product production and increases to inventory reserves due to continued focus on product line optimization.

Research and development expenses. Research and development (“R&D”) expenses decreased by $10.3 million, or 72%, to $4.0 million in the third fiscal quarter of 2008. The decrease is primarily due to the impact of the $12.1 million in-process R&D charge related to the RITA acquisition in the prior year third quarter. This decrease was offset by expenses associated with the addition of RITA engineering personnel in Fremont, California and Manchester, Georgia, and increased engineering personnel and activities in Queensbury. R&D expenses were 9.7% of net sales for the 2008 third fiscal quarter, compared with 53.3% of net sales for the same prior year quarter. At February 29, 2008, we employed 55 people in research, development and regulatory activities compared with 53 people in the prior year quarter, of which 22 were added due to the RITA acquisition in the third quarter of the prior year.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses increased $3.7 million or 46% to $11.7 million. Sales expenses accounted for $3.4 million of the increase, of which $2.3 million is attributable to the addition of the sales force acquired with the RITA acquisition, with the remainder due to personnel expenses related to the increased number of sales territories, commissions on higher sales and increased stock-based compensation. Marketing expenses increased $300,000, or 10%, over the prior year period, primarily due to increased personnel and increased costs of marketing programs as a result of the RITA acquisition. As a percentage of net sales, S&M expenses were 28.8% for the fiscal third quarter of 2008, compared with 30.1% for the prior year period. At February 29, 2008, we employed 153 people in sales, marketing and customer service activities compared with 148 people in the prior year quarter, of which 62 were added due to the RITA acquisition in the third quarter of the prior year.

General and administrative expenses. General and administrative (“G&A”) expenses decreased $162,000, or 4.5%, to $3.4 million primarily due to synergies achieved in the integration of RITA. G&A expenses were 8.4% of net sales for the 2008 third fiscal quarter, compared with 13.4% for the prior year third fiscal quarter. As of February 29, 2008, we employed 37 people in general and administrative activities compared with 39 people in the prior year period, of which 16 were added due to the RITA acquisition in the third quarter of the prior year.

Amortization of purchased intangibles. Amortization of purchased intangibles increased to $1.8 million in the third quarter of fiscal 2008, from $566,000 in the same period of the prior year. The increase is primarily attributable to the amortization of intangibles acquired in the acquisition of RITA.

Litigation provision (gain on settlement). The settlement of the Diomed litigation on April 2, 2008 provided a gain of $3.2 million for the 2008 third fiscal quarter, compared with the prior year period when the initial judgment expense of $9.6 million was recorded.

Other income (expenses). Other income decreased $800,000 due primarily to an increase in interest expense incurred on the debt assumed in the RITA acquisition and the December 2006 bond offering; interest expense for the litigation provision; unrealized losses on the Company’s interest rate swap agreement; and decreased interest income on lower invested cash balances combined with decreased market rates.

Income taxes. Our effective tax rate for the 2008 quarter was 37.6%. Included in net loss for the 2007 quarter is a charge of $12.1 million for in-process R&D related to the RITA acquisition, which was not deductible for income tax purposes. Excluding this charge, the Company’s effective income tax rate for the 2007 quarter was 38.0%.

Net income. For the fiscal third quarter of 2008, we reported net income of $4.9 million, an increase of $21.3 million, over a net loss of $16.4 million for the prior year third quarter. The prior year net loss was attributable primarily to an in-process R&D charge of $12.1 million and a $6.0 million after tax expense relating to the initial judgment rendered in the Diomed litigation. The improved net income in the third quarter of 2008 is also a result of increased sales and higher gross profit margin as compared to the same prior year period and the gain on the settlement of the Diomed litigation, partially offset by higher operating expenses, including a $1.2 million increase in amortization of purchased intangibles. Stock-based compensation expense was $776,000 and $686,000 in the third fiscal quarter of 2008 and 2007, respectively.

Nine months ended February 29, 2008 and March 3, 2007

Financial Summary. For the nine months ended February 29, 2008, we reported net income of $10.4 million, or $0.43 per diluted common share, on sales of $119.7 million, compared with a net loss of $12.1 million, or $0.73 per diluted common share, on sales of $71.4 million in the comparable prior year period. Net income for 2008 includes a gain, net of tax, of $2.0 million on the settlement of the Diomed litigation. Gross profit percentage improved to 61.2% for the 2008 period from 59.0% one year ago. Cash flow from operations for the 2008 period was $20.1 million compared with $3.4 million in the prior year.

The following table sets forth certain operating data as a percentage of sales for the nine months ended February 29, 2008 and March 3, 2007:

	Nine Months Ended
	February 29, 2008	March 3, 2007
Net sales	100.0%	100.0%
Gross profit	61.2%	59.0%
Research and development expenses	8.7%	24.5%
Sales and marketing expenses	28.0%	28.7%
General and administrative expenses	9.7%	12.7%
Amortization of purchased intangibles	4.2%	1.0%
Litigation provision (gain on settlement)	(2.6)%	13.5%
Operating income (loss)	13.3%	(21.4)%
Other income	0.6%	4.6%
Net income (loss)	8.7%	(16.9)%

Net sales. For the nine months ended February 29, 2008, net sales increased by 68%, or $48.4 million, to $119.7 million, compared with prior year period. The increase in sales was primarily attributable to sales of products acquired in the acquisition of RITA Medical Systems, Inc. (“RITA”) on January 29, 2007. RITA products accounted for $41.0 million of the increase and AngioDynamics products increased $7.4 million or 11.2% over the same period in the prior year. We saw growth from recently released products including Smart Port CT and NeverTouch™, as well as growing sales of our existing product lines including Morpheus CT PICC, the Morpheus Insertion Kit, NeverTouch™, Profiler balloon catheter, and Sotradecol.

Gross Profit. For the nine months ended February 29, 2008, our gross profit as a percentage of sales increased to 61.2% from 59.0% in the same period of the prior year. The increase in gross profit percentage was primarily the result of a favorable product mix from increased sales of higher margin products, including the RITA products such as the HABIB laproscopic resection devices and Smart port CT along with recently released products including the Morpheus CT PICC, Dura Flow catheter and Profiler PTA catheter. These increases were partially offset by costs associated with the start up of new product production and increases to inventory reserves due to continued focus on product line optimization.

Research and development expenses. For the nine months ended February 29, 2008, research and development (“R&D”) expenses decreased by $7.2 million, or 41%, to $10.4 million over the same period of the prior year. This decrease was primarily due to the inclusion in the prior year period of the $12.1 million in-process R&D charge related to the RITA acquisition , offset by the addition of RITA engineering personnel in Fremont, California and Manchester, Georgia and increased engineering personnel and activities in Queensbury. R&D expenses were 8.7% of net sales for the nine months ended February 29, 2008, compared with 24.5% for the prior year period.

Sales and marketing expenses. For the nine months ended February 29, 2008, sales and marketing (“S&M”) expenses increased $13.0 million or 64% to $33.5 million over the same period of the prior year. Sales expenses accounted for $11.8 million of the increase, of which $8.5 million is attributable to the addition of the sales force acquired with the RITA acquisition, with the remainder due to personnel expenses related to the increased number of sales territories, commissions on higher sales and stock-based compensation. For the nine months ended February 29, 2008, marketing expenses increased $1.2 million, or 21%, over the prior year period, primarily due to increased personnel and increased costs of marketing programs, primarily as a result of the RITA acquisition. S&M expenses were 28.0% of net sales for the nine months ended February 29, 2008, compared with 28.7% for the prior year period.

General and administrative expenses. For the nine months ended February 29, 2008, general and administrative (“G&A”) expenses increased $2.5 million or 28%, to $11.6 million over the same period of the prior year. This increase is primarily due to an additional $1.0 million of legal fees associated with the VNUS litigation and increased compensation costs related to new hires. G&A expenses were 9.7% of net sales for the nine months ended February 29, 2008 compared with 12.7% for the prior year period. This decrease as a percentage of sales is primarily attributable to synergies achieved in the integration of RITA.

Amortization of purchased intangibles. For the nine months ended February 29, 2008, amortization of purchased intangibles increased to $5 million from $702,000 in the same period of the prior year. The increase is primarily attributable to the amortization of intangibles acquired in the acquisition of RITA.

Litigation provision (gain on settlement). The settlement of the Diomed litigation on April 2, 2008 provided a gain of $3.2 million for the nine months ended February 29, 2008, compared with the prior year period when the initial judgment expense of $9.6 million was recorded.

Other income (expenses). For the nine months ended February 29, 2008, other income decreased $2.6 million from the same prior year period due primarily to an increase in interest expense incurred on the debt assumed in the RITA acquisition; interest expense for the litigation provision; unrealized losses relating to the Company’s interest rate swap agreement; and decreased interest income on lower invested cash balances combined with decreased market rates.

Income taxes. Our effective tax rate for the nine month period ended February 29, 2008 was 37.5%. Included in net loss for the nine month period ended March 3, 2007 is a charge of $12.1 million for in-process R&D related to the RITA acquisition, which was not deductible for income tax purposes. Excluding this charge, the Company’s effective income tax rate for the 2007 period was 55.7%. The decrease is primarily attributable to the lack of significant taxable income for the 2007 period.

Net income. For the nine months ended February 29, 2008, we reported net income of $10.4 million, an increase $22.5 million over a net loss of $12.1 million for the prior year period. The prior year net loss was attributable primarily to an in-process R&D charge of $12.1 million and a $6.0 million after tax expense relating to the initial judgment rendered in the Diomed litigation, while the 2008 year includes a $2.0 million after tax gain on the settlement of the Diomed litigation. The improved net income for the nine months ended February 29, 2008 is also a result of increased sales, higher gross profit margin, partially offset by higher operating expenses, a portion of which was related to an increase of $4.3 million of amortization of purchased intangibles. Stock-based compensation expense was $2.5 million and $1.6 million for the nine month periods ended February 29, 2008 and March 3, 2007, respectively.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $88.8 million at February 29, 2008, compared to $73.3 million at June 2, 2007. Restricted cash includes amounts set aside for future payment of the litigation provision recorded and expenditures in connection with our facility expansion. Marketable securities are comprised of U.S. government issued or guaranteed securities, auction rate securities and corporate bonds. At February 29, 2008, total debt was $17.2 million, compared with $17.4 million at June 2, 2007 which was comprised of short and long-term bank debt that financed our facility expansions in Queensbury, New York, and $9.7 million of convertible debt assumed in the RITA acquisition. At February 29, 2008, other current liabilities consisted of $3.5 million for a future payment due on our asset purchase agreement with Medron, Inc. and $7.0 million for damages and related interest assessed in a patent infringement action that was settled on April 2, 2008.

Net cash provided by operating activities for the nine month period ended February 29, 2008 was $20.1 million compared with $3.4 million in the same prior year period, primarily due to the amortization of intangibles and deferred income taxes resulting from the RITA acquisition, increased stock compensation costs, and higher net income, partially offset by other working capital changes.

Net cash used in investing activities was $7.8 million for the nine months ended February 29, 2008 compared to net cash used of $39.4 million for the same prior year period. This net cash use in fiscal 2008 is primarily due to an increase in restricted cash related to a litigation award under appeal, capital expenditures, and the acquisition of intangible assets.

Net cash provided by financing activities was $3.0 million for the nine months ended February 29, 2008 compared to $9.9 million for the comparable prior year period. Cash provided by financing activities for the nine months ended February 29, 2008 primarily consisted of proceeds from the exercise of stock options and from the issuance of common stock under our employee stock purchase plan.

With the exception of the potential amounts to be paid in conjunction with the Stock Purchase Agreement entered into with Oncobionic Inc. (Note C), our contractual obligations and their effect on liquidity and cash flows have not changed substantially from what we previously disclosed in our Annual Report on Form 10-K for our fiscal year ended June 2, 2007.

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

In connection with the acquisition of RITA on January 29, 2007, we assumed subordinated Senior Convertible Notes (the “Convertible Notes”) with an aggregate principal amount of $9.7 million. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion price of $20.41 per share of common stock, net of a cash component, subject to adjustment in certain circumstances including common stock splits or other standard anti-dilution provisions. Until conversion or maturity, the Convertible Notes bear interest at 6.5% per year, payable semi-annually. Absent conversion, the Convertible Notes mature on August 5, 2008 (the “Maturity Date”). If on the Maturity Date, the closing price of the Company’s common stock has been at or above 102% of the then conversion price for at least 10 consecutive business days immediately preceding the Maturity Date, then any remaining principal outstanding under the Convertible Notes shall automatically be converted into the Company’s common stock, subject to certain conditions. If the closing price does not meet this condition, then the debt will be paid in cash. The entire principal amount has been classified as “Current portion of long-term debt and convertible note” in our consolidated balance sheet as of February 29, 2008.

In October 2006, we entered into a Stock Purchase Agreement with Oncobionic that will require the use of a significant portion of our cash and investment balances. Under the terms of our Stock Purchase Agreement with Oncobionic, $10.0 million of the remaining Fixed Purchase Price is payable at the closing of the acquisition, $5.0 million is payable six months after the closing, and the remaining $5.0 million is payable 18 months after the closing. The closing of the acquisition is subject to Oncobionic’s successful performance and completion of human use tests confirming the acute efficacy of IRE in ablating prostate cancer. We expect the results of these tests to be available within the next three months.

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

At February 29, 2008, we maintained variable interest rate financing of $7.5 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with a bank under which we agreed to pay the bank a fixed annual interest rate and the bank assumed our variable interest payment obligations under the financing.

Nearly all of our sales have historically been denominated in United States dollars. Although not significant, in 2007 we began to make sales in other currencies, particularly the Euro, GB pound and Canadian dollar. We currently have no significant direct foreign currency exchange risk and such risk in the future is expected to be modest.

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities primarily of less than two years. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and marketable securities and therefore affect our cash flows and results of operations. As of February 29, 2008, we were exposed to interest rate change market risk with respect to our investments in callable U.S. government corporation and agency obligations in the amount of $3,400,000. The bonds bear interest at a floating rate established weekly. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income. We hold investments in auction rate securities (“ARS”) in order to generate higher than typical money market investments. ARS typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Although rare, sell orders for any security traded through an auction process could exceed bids. Such instances are usually the result of a drastic deterioration of issuer credit quality. Should there be a failed auction, we may be unable to liquidate our position in the securities in the near term.

We are party to legal actions that arise in the ordinary course of business as described in Note L. The Company has accrued approximately $7.0 million, including interest, under the heading “Litigation provision” on the consolidated balance sheet as of February 29, 2008.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries

Part II: Other Information

Item 1.	Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our annual report on Form 10-K for the fiscal year ended June 2, 2007.

Diomed v. AngioDynamics and AngioDynamics v. biolitec

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

On March 28, 2007, the jury returned a verdict in favor of Diomed and awarded compensatory monetary damages in the amount of $8.36 million. The jury concluded, however, that there was no willful infringement by the Company. On May 22, 2007, the judge for the Federal District Court in Boston denied our motion to overturn the verdict and increased the judgment for compensatory damages by $1.35 million, to $9.71 million, to cover pretrial interest and post-verdict sales of the infringing products. The judgment also required the Company to pay interest to Diomed at an annual rate of approximately 5% of the damage award for the period of time between the verdict and actual payment of the award. As such, the Company had accrued approximately $10.2 million, including interest.

On April 2, 2008, the Company entered into a settlement with Diomed for the purpose of resolving the alleged patent infringement for $7.0 million. As a result of the settlement, the Company reduced its litigation provision and recorded a gain of approximately $3.2 million pretax, $2.0 after tax, an impact of $0.08 on earnings per share as reflected in the third quarter results. Accordingly, we reduced the accrual to $7.0 million as of February 29, 2008 which is included under the heading “Litigation provision” on the consolidated balance sheets. We have set aside cash and cash equivalents for the purpose of fulfilling the obligation incurred as a result of the settlement; these funds are included under the heading “Restricted cash” on the consolidated balance sheet as of February 29, 2008.

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

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. In this action, we are seeking, in part, judgment against biolitec for defense and indemnification in the Diomed action. Our claims arise out of the biolitec Supply Agreement. Biolitec has filed counter-claims against us in this action, seeking reimbursement of approximately $1.6 million in alleged past defense costs paid by biolitec in the Diomed action.

AngioDynamics, Inc. and Subsidiaries

Part II: Other Information

On January 11, 2008, biolitec commenced an action in the United States District Court for the Western District of Massachusetts entitled biolitec, Inc. v. AngioDynamics, Inc. In this action, biolitec is seeking reimbursement of not less than $1.6 million in alleged past defense costs paid by biolitec in the Diomed action. We have moved to dismiss this action or, in the alternative, to have this action transferred to the Northern District of New York for consolidation with AngioDynamics, Inc. v. biolitec, Inc.

We will continue to vigorously enforce its rights under the Supply Agreement. However, in the event it is ultimately determined that the claims asserted in the Diomed action are not within biolitec’s indemnification obligations under the biolitec Supply Agreement, we may be required to reimburse biolitec for the costs and expenses of defending the Diomed action and may be responsible for paying any settlements or judgments in the Diomed action.

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

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. In this action, we are seeking, in part, judgment against biolitec for defense and indemnification in the VNUS action. Our claims arise out of the biolitec Supply Agreement. We will continue to vigorously enforce our rights under the Supply Agreement. However, in the event it is ultimately determined that the claims asserted in the VNUS action are not within biolitec’s indemnification obligations under the biolitec Supply Agreement, we may be responsible for paying any settlements or judgments in the VNUS action.

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

ANGIODYNAMICS, Inc. (Registrant)

Date: April 9, 2008	/s/ Eamonn P. Hobbs
Eamonn P. Hobbs, President,
Chief Executive Officer (Principal Executive Officer)

Date: April 9, 2008	/s/ D. Joseph Gersuk
D. Joseph Gersuk, Executive Vice President,
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002