Form 10-Q
period 2008-08-31
ANGIODYNAMICS INC
filed 2008-10-10
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 6, 2008
Common Stock, par value $.01	24,362,076 shares

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS
	August 31, 2008	May 31, 2008
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$18,518	$32,040
Restricted cash	—	68
Marketable securities, at fair value	40,731	46,182

Total cash, cash equivalents and marketable securities	59,249	78,290
Accounts receivable, net of allowance for doubtful accounts of $654 and $683, respectively	24,375	26,642
Inventories, net	28,199	22,901
Deferred income taxes	8,450	10,902
Prepaid expenses and other	5,162	3,147

Total current assets	125,435	141,882
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation	22,253	21,163
OTHER ASSETS	833	1,865
INTANGIBLE ASSETS, less accumulated amortization	72,759	71,311
GOODWILL	164,522	162,707
DEFERRED INCOME TAXES	7,199	6,860
PREPAID ROYALTIES	2,969	2,959

TOTAL ASSETS	$395,970	$408,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,535	$9,081
Accrued liabilities	8,470	9,523
Income taxes payable	—	933
Current portion of long-term debt and convertible note	340	10,040
Litigation provision	—	6,757
Other current liabilities	5,000	5,000

Total current liabilities	24,345	41,334
LONG-TERM DEBT, net of current portion	6,990	7,075
OTHER LONG TERM LIABILITIES, net of discount	4,688	4,625

Total liabilities	36,023	53,034

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 24,362,076 and 24,268,266 shares, respectively	244	243
Additional paid-in capital	352,863	350,598
Retained Earnings	7,119	4,908
Accumulated other comprehensive loss	(279)	(36)

Total stockholders’ equity	359,947	355,713

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$395,970	$408,747

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Quarter Ended
	August 31, 2008	August 31, 2007
Net sales	$44,323	$37,526
Cost of sales	16,866	15,025

Gross profit	27,457	22,501

Operating expenses
Research and development	3,962	2,711
Sales and marketing	13,091	10,549
General and administrative	4,331	4,132
Amortization of intangibles	2,251	1,588

Total operating expenses	23,635	18,980

Operating income	3,822	3,521

Other income (expenses)
Interest income	402	845
Interest expense	(225)	(374)
Other income (expense)	(428)	(183)

Total other income (expenses)	(251)	288

Income before income tax provision	3,571	3,809
Income tax provision	1,360	1,429

Net income	$2,211	$2,380

Earnings per common share
Basic	$0.09	$0.10

Diluted	$0.09	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Quarter Ended August 31, 2008

(unaudited)

(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained Earnings	Accumulated other comprehensive loss	Total	Comprehensive income
	Shares	Amount

Balance at May 31, 2008	24,268,266	$243	$350,598	$4,908	$(36)	$355,713

Net Income				2,211		2,211	$2,211

Exercise of stock options	50,539	1	584			585

Tax benefit on exercise of stock options and issuance of performance shares	3,501		(74)			(74)

Purchase of common stock under Employee Stock Purchase Plan	39,770		555			555

Stock-based compensation			1,200			1,200

Unrealized loss on marketable securities, net of tax of $28					(49)	(49)	(49)

Unrealized loss on interest rate swap, net of tax of $10					(17)	(17)	(17)

Foreign currency translation					(177)	(177)	(177)

Comprehensive income							$1,968

Balance at August 31, 2008	24,362,076	$244	$352,863	$7,119	$(279)	$359,947

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Quarter Ended
	August 31, 2008	August 31, 2007
Cash flows from operating activities:
Net income	$2,211	$2,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,905	2,092
Amortization of bond discount	—	(180)
Tax benefit on exercise of stock options and issuance of performance shares	(74)	76
Deferred income taxes	2,278	981
Write offs of excess and obsolete inventory	107	377
Stock based compensation	1,200	1,211
Imputed interest	63	—
Provision (benefit) for doubtful accounts	—	(178)
Other	2	50
Changes in operating assets and liabilities:
Accounts receivable	3,544	965
Inventories	(2,114)	(2,693)
Prepaid expenses and other	(1,148)	(968)
Accounts payable and accrued liabilities	387	(2,829)
Litigation provision	(6,757)	120
Income taxes payable	(933)	(900)

Net cash provided by operating activities	1,671	504

Cash flows from investing activities:
Additions to property, plant and equipment	(1,286)	(2,604)
Acquisition of intangible assets and business	(10,597)	(1,193)
Change in restricted cash	68	502
Purchases of marketable securities	(5,447)	(17,733)
Proceeds from sale or maturity of marketable securities	10,816	14,965

Net cash used in investing activities	(6,446)	(6,063)

Cash flows from financing activities:
Repayment of long-term debt and convertible notes	(9,785)	(70)
Proceeds from exercise of stock options and ESPP	1,140	738
Tax benefit on the exercise of stock options and issuance of performance shares	—	4

Net cash (used in) provided by financing activities	(8,645)	672

Effect of exchange rate changes on cash and cash equivalents	(102)	—

Decrease in cash and cash equivalents	(13,522)	(4,887)

Cash and cash equivalents
Beginning of period	32,040	28,313

End of period	$18,518	$23,426

	August 31, 2008	August 31, 2007
Supplemental disclosure of non-cash operating, investing and financing activities:
Acquisition of other assets	$—	$1,000
Issuance of performance shares	$4	$—

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 and August 31, 2007

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of August 31, 2008, the consolidated statement of stockholders’ equity and comprehensive income for the quarter ended August 31, 2008, and the consolidated statements of income and cash flows for the quarters ended August 31, 2008 and August 31, 2007, have been prepared by the Company without audit. The consolidated balance sheet as of May 31, 2008 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the quarter ended August 31, 2008 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2008, filed by the Company on August 14, 2008. The results of operations for the quarters ended August 31, 2008 and August 31, 2007 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the quarter ended August 31, 2008 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, Leocor, Inc. (“Leocor”), RITA Medical Systems, LLC, Oncobionic, Inc. since May 9, 2008 and AngioDynamics UK Limited since June 17, 2008 (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

Historically, the Company reported its results of operations as a single segment. Beginning with the quarter ended August 31, 2008, the Company has organized its business into three business segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of the venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of the dialysis, ports and PICC product lines. The Oncology/Surgery segment is comprised of the RFA, embolization, Habib and NanoKnife product lines. Note I, Segment and Geographic Information, of these consolidated financial statements reflects the Company’s revenues, gross profit and operating income for these segments. The first quarter of the prior year has been conformed to reflect these new business segments for revenue and gross profit. The Company did not disclose operating income by segment for the prior period first quarter because it was impracticable to do so.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2008 and August 31, 2007

(unaudited)

NOTE B – ACQUISITIONS

Diomed, Inc. and Diomed UK Limited.

On June 17, 2008, the Company completed the acquisition of certain U.S. assets of Diomed, Inc. and UK assets of Diomed UK Limited, in separate transactions, for an aggregate purchase price of approximately $11.1 million in cash including capitalized acquisition costs. With this acquisition, the Company substantially strengthened its position in the market for the treatment of varicose veins. The combination of Diomed endovenous laser products with the Company’s existing venous product line provides the Company with a comprehensive venous product offering. The total of the net assets acquired was $5.5 million.

On June 17, 2008, goodwill recorded as a result of the acquisition was approximately $ 1.9 million. Intangibles assets acquired, other than goodwill, totaled approximately $ 3.6 million with an 8 -year estimated weighted average useful life. Of the approximately $ 3.6 million of acquired intangible assets, $ 3.5 million has been identified as customer-related intangibles (8 -year estimated weighted average useful life) and $ 100,000 has been identified as technology-related intangibles (10 -year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective June 17, 2008. The pro forma effects of the Diomed acquisition on our income statement and balance sheet were not material. Thirty five employees of Diomed became employees of the Company upon completion of the acquisitions.

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

The Stock Purchase Agreement also provides for future royalty payments due on net sales of any catheter-based products sold by the Company that incorporate irreversible electroporation technology (“IRE”). The Company holds a license to such technology under a license agreement with the Regents of the University of California (the “UC License”).

The Company has accounted for the acquisition of Oncobionic as a business combination under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of Oncobionic were recorded as of the acquisition date, at their respective fair values, and consolidated with those of AngioDynamics. Substantially all of the purchase price was recorded as product technology and is being amortized over a 15 year useful life. The Company has recorded goodwill and a deferred tax liability of $9.3 million. In future periods the deferred tax liability will be reduced to offset the tax impact of non-deductible amortization expense on the intangible assets acquired. The proforma impact on prior year first quarter results of operations would be approximately $420,000 of additional amortization expense or $260,000, net of tax.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2008 and August 31, 2007

(unaudited)

NOTE C – ASSET PURCHASE AGREEMENTS

Medron, Inc.

On May 1, 2006, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Medron, Inc. to acquire the rights, titles, and interests in, and to, Patent Pending Technology for purposes of manufacturing, marketing, and selling proprietary Vascular Access Ports, following administrative approval. As of August 31, 2008, the Company has paid $5.5 million in accordance with the Agreement. That amount, net of accumulated amortization, has been included on the balance sheet under the caption “Intangible assets” and is being amortized on a straight line basis over the expected useful life of the assets. A potential future payment of $2.5 million is due upon issuance (within 10 years of the effective date of the Agreement) of a U.S. patent claiming priority to the Patent Application, or any issuance of a patent to the Company within 10 years of the effective date of the Agreement in which the original owners are the inventors.

NOTE D – INVENTORIES, net

Inventories consist of the following:

	August 31, 2008	May 31, 2008
	(in thousands)
Raw materials	$10,267	$10,383
Work in process	2,389	3,565
Finished goods	18,988	12,647

Gross Inventories	31,644	26,595
Less: Reserves	(3,445)	(3,694)

Inventories, net	$28,199	$22,901

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2008 and August 31, 2007

(unaudited)

NOTE E – GOODWILL AND INTANGIBLE ASSETS

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

Changes in the carrying amount of goodwill for the quarter ended August 31, 2008 are as follows (in thousands):

Balance, May 31, 2008	$162,707
Goodwill recorded as part of the Diomed, Inc. acquisition	1,852
Adjustments to purchase price allocation	(37)

Balance, August 31, 2008	$164,522

The balances of intangible assets are as follows:

	August 31, 2008
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
		(in thousands)		(years)
Licenses	$5,540	$(836)	$4,704	9.9
Customer relationships	31,126	(5,960)	25,166	6.6
Distributor relationships	900	(475)	425	3.0
Trademarks	600	(95)	505	10.0
Product technologies	47,276	(5,317)	41,959	13.6

	$85,442	$(12,683)	$72,759

	May 31, 2008
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
		(in thousands)		(years)
Licenses	$5,540	$(698)	$4,842	9.9
Customer relationships	27,500	(4,924)	22,576	7.5
Distributor relationships	900	(400)	500	3.0
Trademarks	600	(80)	520	10.0
Product technologies	47,203	(4,330)	42,873	13.6

	$81,743	$(10,432)	$71,311

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2008 and August 31, 2007

(unaudited)

NOTE F – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 31, 2008	May 31, 2008
	(in thousands)
Payroll and related expenses	$4,066	$5,051
Sales and franchise taxes	1,067	1,112
Royalties	1,161	763
Fair value of interest rate swap	523	416
Other	1,653	2,181

Total	$8,470	$9,523

NOTE G – INCOME TAXES

The Company’s effective income tax rate for the quarters ending August 31, 2008 and August 31, 2007 was 38.0% and 37.5%, respectively.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2008 and August 31, 2007

(unaudited)

NOTE H – EARNINGS PER COMMON SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share further includes the dilutive effect of potential common stock consisting of stock options, warrants, and restricted stock units, provided that the inclusion of such securities is not antidilutive.

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Quarter Ended
	August 31, 2008	August 31, 2007
Basic	24,297,521	23,969,344
Effect of dilutive securities	176,378	274,455

Diluted	24,473,899	24,243,799

Excluded from the calculation of diluted earnings per common share, are options and warrants issued to employees and non-employees to purchase 1,420,997 and 1,992,659 shares of common stock for the quarters ended August 31, 2008 and August 31, 2007, respectively as their inclusion would be antidilutive. The exercise prices of these options were between $11.93 and $93.52 at August 31, 2008. For the quarter ended August 31, 2007, shares issuable upon conversion of a convertible note into 414,476 shares of common stock, with a conversion price of $20.41, were excluded from the calculation of diluted earnings per share, as their inclusion would not have been dilutive. At August 31, 2008 the convertible note had matured and was paid off in cash.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2008 and August 31, 2007

(unaudited)

NOTE I – SEGMENT AND GEOGRAPHIC INFORMATION

Historically, the Company reported its results of operations as a single segment. Beginning with the quarter ended August 31, 2008, the Company has organized its business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of the venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of the dialysis, ports and PICC product lines. The Oncology/Surgery segment is comprised of the RFA, embolization, Habib and NanoKnife product lines.

Selected information by reportable segment is presented in the following tables (in thousands):

	Quarter Ended
	August 31, 2008	August 31, 2007
Net sales
Peripheral Vascular	$18,434	$14,087
Access	15,686	14,782
Oncology/Surgery	10,203	8,657

	$44,323	$37,526

Gross profit
Peripheral Vascular	$10,231	$7,612
Access	9,776	8,655
Oncology/Surgery	7,450	6,234

	$27,457	$22,501

Operating income(expense)
Peripheral Vascular	2,327
Access	2,499
Oncology/Surgery	(1,004)

	$3,822

The first quarter of fiscal 2008 has been presented to reflect these new reportable segments for net sales and gross profit. Operating income for the prior period first quarter has not been disclosed as it was impracticable to do so.

In accordance with FAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of the Company’s reportable segments. The accounting policies of the segments are the same as those described in Accounting Policies (see Note 1). Our chief operating decision maker evaluates performance based on the reportable segments and utilizes net sales, gross profit and operating income as primary profitability measures. The expenses related to certain shared and corporate activities are allocated to these segments on a percentage of total sales basis or a percentage of operating expense basis as deemed appropriate.

Total revenues for geographic areas are summarized below (in thousands):

	Quarter Ended
	August 31, 2008	August 31, 2007
Net Sales by Geography
United States	$39,261	$34,007
International	5,062	3,519

Net Sales	$44,323	$37,526

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2008 and August 31, 2007

(unaudited)

NOTE J – FAIR VALUE

Effective June 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value which are provided in the table below. The adoption of SFAS 157 had no impact on the Company’s financial statements other than the disclosures presented herein.

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include bank time deposits, mutual funds and U.S. Treasury securities that are traded in an active exchange market.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes auction rate securities where independent pricing information was not able to be obtained.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at August 31, 2008 using (in thousands)
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Financial Assets
Cash equivalents	$3,033	$3,998	$—	$7,031
Marketable securities	—	40,731	—	40,731

Total Financial Assets	$3,033	$44,729	$—	$47,762

Financial Liabilities
Interest rate swap agreements	$—	$523	$—	$523

Total Financial Liabilities	$—	$523	$—	$523

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract-by-contract basis. The Company did not adopt Statement No. 159.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2008 and August 31, 2007

(unaudited)

NOTE K – LITIGATION

The Company is party to legal actions that arise in the ordinary course of business. The Company believes that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

NOTE L – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (the Company’s 2010 fiscal year), and interim periods within, beginning after that date. The Company is currently evaluating the impact this adoption will have on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from the Company’s expectations. Factors that may affect the actual results achieved by the Company include, without limitation, the ability of the Company to develop its existing and new products, future actions by the FDA or other regulatory agencies, results of pending or future clinical trials, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, as well as the ability of the Company to integrate purchased businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in the Company’s reports filed with the SEC, including the Company’s Form 10-K for the fiscal year ended May 31, 2008

Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this quarterly report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company disclaims any obligation to update the forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date stated, or if no date is stated, as of the date of this document.

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

Historically, we reported our results of operations as a single segment. Beginning with the quarter ended August 31, 2008, we have organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of the venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of the dialysis, ports and PICC product lines. The Oncology/Surgery segment is comprised of the RFA, embolization, Habib and NanoKnife product lines. Prior periods have been recast for this new reporting structure.

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. As of August 31, 2008, our sales organization numbered 120 in the U.S. and 17 outside the U.S. For the quarter ended August 31, 2008, approximately 11% of our net sales were from non US markets compared with 9% in the same period of the prior year.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. For each of the past three fiscal years, we invested at least 7% of our net sales in research and development (“R&D”). R&D expenditures were approximately 8.9% of net sales for the quarter ended August 31, 2008. We expect that our R&D expenditures will be approximately 9% of net sales for fiscal 2009 primarily due to investment in IRE technology. We expect R&D expenditures thereafter to continue to be in the range of 8 to 9% of net sales due to continued investment in IRE technology. However, downturns in our business could cause us to reduce our R&D spending.

        We are also seeking to grow through selective acquisitions of complementary businesses and technologies. In January 2007, we completed the acquisition of RITA Medical Systems, Inc. This acquisition created a diversified medical technology company with a broad line of access, diagnostic and therapeutic products that enable interventional physicians and surgeons to treat peripheral vascular disease and cancerous tumors. Interventional oncology is a large and growing area for our existing customer base and RITA’s leadership position, premium products and excellent reputation fit our strategy. RITA had a very strong position in vascular access ports, which are an ideal sales fit with our Morpheus ® CT PICC and the vascular access port technology we purchased from Medron in May 2006. In addition, in May 2008 we acquired irreversible electroporation (IRE) technology which will be complementary to RITA’s diverse offering of local oncology therapies, including its market-leading RFA systems, Habib Sealer TM resection devices and LC Beads TM for tumor embolization. We are in the process of commercializing the IRE technology and recently introduced the NanoKnife generator. In June 2008, we completed the acquisition of certain U.S. and U.K. assets of Diomed, Inc. With this acquisition, we substantially strengthened our position in the market for the treatment of varicose veins. The combination of Diomed endovenous laser products with our existing venous product line provides us with a comprehensive venous product offering.

Except to the extent we can further use our cash and short term investments or our equity securities as acquisition capital, we will require additional equity or debt financing to fund any future significant acquisitions.

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

Our ability to further increase our profitability will depend in part on improving gross profit margins. Factors such as changes in our product mix, new technologies and unforeseen price pressures may cause our margins to grow at a slower rate than we have anticipated, or to decline.

Recent Developments

Acquisition of certain assets of Diomed

On June 17, 2008, we completed the acquisition of certain U.S. assets of Diomed, Inc. and UK assets of Diomed UK Limited., in separate transactions, for an aggregate purchase price of approximately $11.1 million in cash including capitalized acquisition costs. With this acquisition, we substantially strengthened our position in the market for the treatment of varicose veins. The combination of Diomed endovenous laser products with our existing venous product line provides us with a comprehensive venous product offering. The total of the net tangible assets acquired was $5.5 million.

On June 17, 2008, goodwill recorded as a result of the acquisition was approximately $1.9 million. Intangibles assets acquired, other than goodwill, totaled approximately $ 3.6 million with an 8 -year estimated weighted average useful life. Of the approximately $ 3.6 million of acquired intangible assets, $ 3.5 million has been identified as customer-related intangibles (8 -year estimated weighted average useful life) and $ 100,000 has been identified as technology-related intangibles (10 -year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective June 17, 2008. The pro forma effects of the Diomed acquisition on our income statement and balance sheet were not material. Thirty five employees of Diomed became employees of ours upon completion of the acquisition.

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

Under the October 2006 Stock Purchase Agreement, we agreed to pay a total purchase price of $25.4 million, including $400,000 of assumed liabilities. We made payments of $5.0 million upon the execution of the stock purchase agreement in October 2006 and $10.0 million on May 9, 2008 upon the closing of the acquisition. Of the balance, $5.0 million is payable in November 2008 and the remaining $5.0 million is payable in November 2009.

The Stock Purchase Agreement also provides for future royalty payments due on net sales of any catheter-based products sold by us that incorporate irreversible electroporation technology (“IRE”). We hold a license to such technology under a license agreement with the Regents of the University of California (the “UC License”).

We have accounted for the acquisition of Oncobionic as a business combination under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of Oncobionic were recorded as of the acquisition date, at their respective fair values, and consolidated with those of AngioDynamics. Substantially all of the purchase price was recorded as product technology and is being amortized over a 15 year useful life. We have recorded goodwill and a deferred tax liability of $9.3 million. In future periods the deferred tax liability will be reduced to offset the tax impact of non-deductible amortization expense on the intangible assets acquired. The proforma impact on prior year first quarter results of operations would be approximately $420,000 of additional amortization expense or $260,000, net of tax.

Results of Operations

Quarters ended August 31, 2008 and August 31, 2007

Financial Summary. For the first quarter of fiscal 2009, we reported net income of $2.2 million, or $0.09 per diluted common share, on net sales of $44.3 million, compared with net income of $2.4 million, or $0.10 per diluted common share, on net sales of $37.2 million in the first quarter of the prior year. Gross profit percentage improved to 61.9% for the first quarter of 2009 from 60.0% one year ago.

The following table sets forth certain operating data as a percentage of net sales:

	Quarter Ended
	August 31, 2008	August 31, 2007
Net sales	100.0%	100.0%
Gross profit	61.9%	60.0%
Research and development expenses	8.9%	7.2%
Sales and marketing expenses	29.5%	28.1%
General and administrative expenses	9.8%	11.0%
Amortization of purchased intangibles	5.1%	4.2%
Operating income	8.6%	9.4%
Other income (expenses)	-0.6%	0.8%
Net income	5.0%	6.3%

Net sales. Net sales for the fiscal first quarter of 2009 increased by 18%, or $6.8 million, to $44.3 million, from $37.5 million in the fiscal first quarter of 2008. Approximately $3.3 million of the increase was attributable to the sale of products acquired from Diomed. The balance of the growth in net sales was primarily attributable to increased unit sales of LC Bead, Smart Port CT and Angiographic products.

From a business unit perspective, Peripheral Vascular sales increased 31% to $18.4 million from $14.1 million. The increase is primarily attributable to sales of products acquired from Diomed. The Access business segment sales were $15.7 million, an increase of 6%, primarily attributable to increased unit sales of SmartPort CT chemotherapy port products. The Oncology/Surgery business segment sales were $10.2 million, an increase of 18% over the prior year primarily as a result of strong sales of our chemoembolization product, LC Bead.

From a geographical perspective, US sales increased $5.3 million or 15.6% in the first quarter of 2008 to $39.3 million from $34.0 million a year ago. Approximately $2.3 million of this increase is attributable to the sales of products acquired from Diomed. The balance of this increase is primarily attributable to increased unit sales of LC Bead, SmartPort CT and Angiographic products. International sales increased $1.5 million or 41.2% in the first quarter of 2008 to $5.1 million from $3.5 million a year ago. Approximately $1.0 million of this increase is attributable to the sales of products acquired from Diomed. The balance of this increase is primarily attributable to increased unit sales of RF Ablation and Angiographic products.

Gross Profit. Our gross profit as a percentage of sales increased to 61.9% for the first fiscal quarter of 2009 from 60.0% in the prior year. The increase in gross profit percentage was primarily the result of a favorable product mix from increased sales of higher margin products, including the RITA products, newly developed products and manufacturing efficiencies in the first fiscal quarter of 2008. In the prior year quarter, we incurred the costs of transferring production of our Venacure product line to Queensbury.

Research and development expenses. Research and development (“R&D”) expenses increased by $1.3 million, or 46%, to $4.0 million in the first fiscal quarter of 2009. The increase is primarily due to increased engineering personnel to support IRE development and commercialization activities. At August 31, 2008, we employed 62 people in research, development and regulatory activities compared with 53 people in the prior year quarter.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses increased $2.5 million or 24% to $13.1 million in the first quarter of fiscal 2009. Sales expenses accounted for $1.5 million of the increase, which represented a 17% increase over prior year, due to personnel expenses related to the increased number of sales territories as a result of the Diomed acquisition, the expansion of the Peripheral Vascular and Access sales forces with the addition of 16 new sales representatives and IRE sales activities. Marketing expenses increased $1.0 million, or 56%, over the prior year period, primarily due to IRE marketing activities and increased headcount and additional tradeshows attended. As a percentage of net sales, S&M expenses were 29.5% for the fiscal first quarter of 2009, compared with 28.1% for the prior year period. At August 31, 2008, we employed 175 people in sales and marketing activities, of whom 13 were employed as part of the Diomed business, compared with 151 people in the prior year quarter.

General and administrative expenses. General and administrative (“G&A”) expenses increased $199,000, or 4.8%, to $4.3 million primarily due to increased headcount for infrastructure growth across the administrative functions and business unit general management costs partially offset by reduced legal expenses from now resolved litigation. G&A expenses were 9.8% of net sales for the 2009 fiscal first quarter, compared with 11.0% for the prior year first fiscal quarter. As of August 31, 2008, we employed 52 people in general and administrative activities, of whom 5 were employed as part of the Diomed business, compared with 38 people in the prior year period.

Amortization of purchased intangibles. Amortization of purchased intangibles increased to $2.3 million in the first quarter of fiscal 2009, from $1.6 million in the same period of the prior year. The increase is primarily attributable to the amortization of intangibles acquired in the acquisitions of Oncobionic and Diomed.

Operating income. Operating income was $3.8 million and $3.5 million for the first quarter of fiscal 2009 and 2008, respectively. As a percentage of sales, operating income for the first quarter of 2009 was 8.6% compared to 9.4% in the prior year same period.

Other income (expenses). Other income and expenses for the first quarter of fiscal 2009 decreased $539,000 compared to the same period of the prior year due primarily to decreased interest income on reduced cash balances and lower investment returns as a result of market conditions.

Income taxes. Our effective tax rate for the 2009 first fiscal quarter was 38% compared to 37.5% a year ago.

Net income. For the fiscal first quarter of 2009, we reported net income of $2.2 million, a decrease of $200,000, from net income of $2.4 million for the prior year first quarter.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $59.2 million at August 31, 2008, compared to $78.3 million at May 31, 2008. Marketable securities are comprised of U.S. government issued or guaranteed securities, corporate bonds and auction rate securities. At August 31, 2008, total debt was $7.3 million comprised of short and long-term bank debt that financed our facility expansions in Queensbury, New York. This compared with $17.1 million at May 31, 2008 which also included $9.7 million of convertible debt assumed in the RITA acquisition which was paid at maturity in the first quarter of 2009.

Net cash provided by operating activities for the quarter ended August 31, 2008 was $1.7 million compared with $504,000 in the same prior year period. Cash generated from operating activities during the first three months of fiscal year 2009 was primarily the result of net income and the effect on net income of non cash items, such as depreciation and amortization, stock-based compensation and the provision for deferred income taxes, as well as a decrease in accounts receivable offset by increases in inventories and payment of the litigation provision.

Net cash used in investing activities was $6.4 million for the quarter ended August 31, 2008 compared to net cash used of $6.1 million for the same prior year period. This net cash use in fiscal 2009 consisted of $5.4 million from the sale of available-for-sale short-term investments, offset by the purchase of available-for-sale short-term investments of $10.8 million, $10.6 million for the acquisition of Diomed assets and fixed asset additions of $1.3 million.

Net cash used in financing activities was $8.6 million for the quarter ended August 31, 2008 compared to cash provided by financing activities of $672,000 for the comparable prior year period. Cash used in financing activities for the quarter ended August 31, 2008 primarily consisted of payment of convertible note obligations of $9.8 million offset by proceeds from the exercise of stock options of $1.1 million.

Our contractual obligations and their effect on liquidity and cash flows have not changed substantially from that disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2008 with the exception of the convertible debt, including interest totaling $10.1 million and the $6.8 million litigation settlement which were both paid in the first quarter of fiscal 2009.

In fiscal 2003, we financed an expansion of our headquarters and manufacturing facility with industrial revenue bonds for $3.5 million. To secure this financing, we entered into agreements with local municipalities, a bank, a trustee and a remarketing agent. These agreements are referred to as the IDA agreements. The proceeds of the bonds were advanced as construction occurred. The bonds reprice every seven days and are resold by a Remarketing Agent. The bonds bear interest based on the market rate on the date the bonds are repriced and require quarterly principal payments ranging from $25,000 to $65,000 plus accrued interest through May 2022. We entered into an interest rate swap with a bank to convert the initial variable rate payments to a fixed interest rate of 4.45% per annum. The IDA agreements contain financial covenants relating to fixed charge coverage and interest coverage. The outstanding debt is collateralized by a letter of credit ($2.6 million at August 31, 2008) and a first mortgage on the land, building and equipment comprising our facility in Queensbury, and we are required to pay an annual fee ranging from 1.0% to 1.9% of the outstanding balance depending on our financial results. The current fee is 1.0% and is in effect until August 22, 2009.

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

During the quarter ended August 31, 2008, the Convertible Notes assumed in the acquisition of RITA on January 29, 2007 with an aggregate principal amount of $9.7 million matured and were paid in cash.

On May 9, 2008, we completed the acquisition of all the issued and outstanding shares of capital stock of Oncobionic, Inc. pursuant to the terms of a stock purchase agreement entered into on October 12, 2006. The closing of the acquisition came as a result of the successful initial use of Oncobionic’s irreversible electroporation (IRE) technology in the first human clinical trial for the treatment of soft tissue, conducted during the first week of April 2008. Under this stock purchase agreement, we agreed to pay a total purchase price of $25.4 million, including $400,000 of assumed liabilities. We made a payment of $5.0 million upon the execution of the stock purchase agreement in October 2006. We paid $10.0 million on May 9, 2008 upon the closing of the acquisition. $5.0 million is payable in November 2008 and the remaining $5.0 million is payable in November 2009.

We believe that our current cash and investment balances, together with cash generated from operations, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant additional acquisitions of other businesses or technologies for cash, we will, in all likelihood, require additional financing. We cannot assure you that such financing will be available on commercially reasonable terms, if at all.

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

At August 31, 2008, we maintained variable interest rate financing of $7.3 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with a bank under which we agreed to pay the bank fixed annual interest rate of 4.45% and 5.06% and the bank assumed our variable interest payment obligations under the financing.

Nearly all of our sales have historically been denominated in United States dollars. Although not significant, in 2007 we began to make sales in other currencies, particularly the Euro, GB pound and Canadian dollar. Approximately 8.8% of our sales in the first quarter of fiscal 2008 were denominated in currencies other than the US dollar.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries

Part II: Other Information

Item 1.	Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our annual report on Form 10-K for the fiscal year ended May 31, 2008. We are party to other legal actions that arise in the ordinary course of business. We believe that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. The liability resulting from any currently pending litigation, could individually, or in the aggregate, have a material adverse effect on our results of operations or cash flows in the period settled.

Item 1A.	Risk Factors.

Item 1A, (“Risk Factors”) of our annual report on Form 10-K for our fiscal year ended May 31, 2008 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. There have been no material changes from the Risk Factors described in our annual report on Form 10-K; however, those Risk Factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

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

ANGIODYNAMICS, Inc. (Registrant)

Date: October 10, 2008	/s/ Eamonn P. Hobbs
Eamonn P. Hobbs, President,
Chief Executive Officer (Principal Executive Officer)

Date: October 10, 2008	/s/ D. Joseph Gersuk
D. Joseph Gersuk, Executive Vice President,
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002