Form 10-Q
period 2008-11-30
ANGIODYNAMICS INC
filed 2009-01-09
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 5, 2009
Common Stock, par value $.01	24,363,122 shares

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS
	November 30, 2008	May 31, 2008
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$19,734	$32,040
Restricted cash	—	68
Marketable securities, at fair value	38,108	46,182

Total cash, cash equivalents and marketable securities	57,842	78,290
Accounts receivable, net of allowance for doubtful accounts of $573 and $683, respectively	25,733	26,642
Inventories, net	28,584	22,901
Deferred income taxes	8,610	10,902
Prepaid expenses and other	3,354	3,147

Total current assets	124,123	141,882
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation	22,715	21,163
OTHER ASSETS	954	1,865
INTANGIBLE ASSETS, less accumulated amortization	70,548	71,311
GOODWILL	164,540	162,707
DEFERRED INCOME TAXES	7,094	6,860
PREPAID ROYALTIES	2,977	2,959

TOTAL ASSETS	$392,951	$408,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,388	$9,081
Accrued liabilities	9,030	9,523
Income taxes payable	—	933
Current portion of long-term debt and convertible note	315	10,040
Litigation provision	—	6,757
Other current liabilities, net of discount	4,751	5,000

Total current liabilities	22,484	41,334
LONG-TERM DEBT, net of current portion	6,930	7,075
OTHER LONG TERM LIABILITIES, net of discount	—	4,625

Total liabilities	29,414	53,034

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 24,363,122 and 24,268,266 shares, respectively	244	243
Additional paid-in capital	354,128	350,598
Retained earnings	10,026	4,908
Accumulated other comprehensive loss	(861)	(36)

Total stockholders’ equity	363,537	355,713

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$392,951	$408,747

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Net sales	$48,464	$41,497	$92,787	$79,023
Cost of sales	18,771	16,042	35,637	31,067

Gross profit	29,693	25,455	57,150	47,956

Operating expenses
Research and development	4,425	3,694	8,387	6,405
Sales and marketing	13,993	11,267	27,084	21,815
General and administrative	4,143	4,063	8,474	8,195
Amortization of intangibles	2,242	1,641	4,493	3,229

Total operating expenses	24,803	20,665	48,438	39,644

Operating income	4,890	4,790	8,712	8,312

Other income (expenses)
Interest income	474	892	876	1,736
Interest expense	(134)	(367)	(359)	(741)
Other income (expense)	(840)	(362)	(1,268)	(545)

Total other income (expenses)	(500)	163	(751)	450

Income before income tax provision	4,390	4,953	7,961	8,762
Income tax provision	1,483	1,853	2,843	3,282

Net income	$2,907	$3,100	$5,118	$5,480

Earnings per common share
Basic	$0.12	$0.13	$0.21	$0.23

Diluted	$0.12	$0.13	$0.21	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended November 30, 2008

(unaudited)

(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total	Comprehensive income
	Shares	Amount

Balance at May 31, 2008	24,268,266	$243	$350,598	$4,908	$(36)	$355,713

Net income				5,118		5,118	$5,118

Exercise of stock options	51,585	1	589			590

Tax benefit on exercise of stock options and issuance of performance shares	3,501		(74)			(74)

Purchase of common stock under Employee Stock Purchase Plan	39,770		555			555

Stock-based compensation			2,460			2,460

Unrealized gain on marketable securities, net of tax of $77					34	34	34

Unrealized loss on interest rate swap, net of tax of $70					(119)	(119)	(119)

Foreign currency translation					(740)	(740)	(740)

Comprehensive income							$4,293

Balance at November 30, 2008	24,363,122	$244	$354,128	$10,026	$(861)	$363,537

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months Ended
	November 30, 2008	November 30, 2007
Cash flows from operating activities:
Net income	$5,118	$5,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,782	4,323
Amortization of bond discount	—	(276)
Tax effect on exercise of stock options and issuance of performance shares	(74)	186
Deferred income taxes	2,234	2,105
Write offs of excess and obsolete inventory	481	368
Stock based compensation	2,460	2,546
Imputed interest on other liabilities	126	—
Provision for doubtful accounts	36	147
Other	71	52
Changes in operating assets and liabilities:
Accounts receivable	2,010	(1,626)
Inventories	(3,176)	(19)
Prepaid expenses and other	41	(1,519)
Accounts payable and accrued liabilities	(1,322)	(901)
Litigation provision	(6,757)	241
Income taxes payable	(933)	(828)

Net cash provided by operating activities	6,097	10,279

Cash flows from investing activities:
Additions to property, plant and equipment	(2,459)	(3,554)
Acquisition of intangible assets and business	(15,180)	(2,488)
Change in restricted cash	68	(9,409)
Purchases of marketable securities	(12,783)	(28,432)
Proceeds from sale or maturity of marketable securities	20,806	26,449

Net cash used in investing activities	(9,548)	(17,434)

Cash flows from financing activities:
Repayment of long-term debt and convertible notes	(9,870)	(145)
Proceeds from exercise of stock options and ESPP	1,145	1,721
Tax benefit on the exercise of stock options and issuance of performance shares	—	25

Net cash (used in) provided by financing activities	(8,725)	1,601

Effect of exchange rate changes on cash and cash equivalents	(130)	—

Decrease in cash and cash equivalents	(12,306)	(5,554)
Cash and cash equivalents
Beginning of period	32,040	28,313

End of period	$19,734	$22,759

	November 30, 2008	November 30, 2007
Supplemental disclosure of non-cash operating, investing and financing activities:
Acquisition of other assets	$—	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 and November 30, 2007

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of November 30, 2008, the consolidated statement of stockholders’ equity and comprehensive income for the six months ended November 30, 2008, the consolidated statements of income for the three and six months ended November 30, 2008 and November 30, 2007, and the consolidated statements of cash flows for the six months ended November 30, 2008 and November 30, 2007 have been prepared by the Company without audit. The consolidated balance sheet as of May 31, 2008 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended November 30, 2008 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2008, filed by the Company on August 14, 2008. The results of operations for the periods ended November 30, 2008 and November 30, 2007 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the three and six months ended November 30, 2008 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, Leocor, Inc. (“Leocor”), RITA Medical Systems, LLC, and Oncobionic, Inc. since May 9, 2008 and AngioDynamics UK Limited since June 17, 2008 (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

Historically, the Company reported its results of operations as a single segment. Beginning with fiscal 2009, the Company has organized its business into three business segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of the venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of the dialysis, ports and PICC product lines. The Oncology/Surgery segment is comprised of the RFA, embolization, Habib and NanoKnife product lines. Note I, Segment and Geographic Information, of these consolidated financial statements reflects the Company’s revenues, gross profit and operating income for these segments. The three and six months information for the prior year has been conformed to reflect these new business segments for revenue and gross profit. The Company did not disclose operating income by segment for the prior periods because it was impracticable to do so.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2008 and November 30, 2007

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

Goodwill recorded as a result of these acquisitions was approximately $1.9 million. Intangibles assets acquired, other than goodwill, totaled approximately $3.7 million of which $3.6 million has been identified as customer relationships (8 -year estimated weighted average useful life) and $100,000 has been identified as product technologies (10 -year estimated weighted average useful life).

The acquisitions have been accounted for as business combinations and, accordingly, the Company has included the results of operations in the financial statements effective June 17, 2008. The pro-forma effects of the Diomed acquisition on the Company’s income statement and balance sheet were not material. Thirty five employees of Diomed became employees of the Company upon completion of the acquisitions.

Oncobionic, Inc.

On May 9, 2008, the Company completed the acquisition of all the issued and outstanding shares of capital stock of Oncobionic, Inc. pursuant to the terms of the Stock Purchase Agreement entered into on October 12, 2006. The closing of the acquisition comes as a result of the successful use of irreversible electroporation (IRE) technology in the first human clinical trial for the treatment of soft tissue, conducted during the first week of April 2008.

Under the October 2006 Stock Purchase Agreement, the Company agreed to pay a total purchase price of $25.4 million, including $400,000 of assumed liabilities. The Company made payments of $5.0 million upon the execution of the stock purchase agreement in October 2006, $10.0 million on May 9, 2008 upon the closing of the acquisition and $5.0 million in November 2008. The remaining $5.0 million is payable in November 2009 and included on the balance sheet under the caption “Other current liabilities, net of discount” as of November 30, 2008.

The Stock Purchase Agreement also provides for future royalty payments due on net sales of any catheter-based products sold by the Company that incorporate irreversible electroporation technology (“IRE”). The Company holds a license to such technology under a license agreement with the Regents of the University of California (the “UC License”).

The Company has accounted for the acquisition of Oncobionic as a business combination under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of Oncobionic were recorded as of the acquisition date, at their respective fair values, and consolidated with those of AngioDynamics. Substantially all of the purchase price was recorded as product technology and is being amortized over a 15 year useful life. The Company has recorded goodwill and a deferred tax liability of $9.3 million. In future periods the deferred tax liability will be reduced to offset the tax impact of non-deductible amortization expense on the intangible assets acquired. The pro-forma impact on prior year results of operations for the six month period would be approximately $840,000 of additional amortization expense or $520,000, net of tax.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2008 and November 30, 2007

(unaudited)

NOTE C – ASSET PURCHASE AGREEMENTS

Medron, Inc.

On May 1, 2006, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Medron, Inc. to acquire the rights, titles, and interests in, and to, Patent Pending Technology for purposes of manufacturing, marketing, and selling proprietary Vascular Access Ports, following administrative approval. As of November 30, 2008, the Company has paid $5.5 million in accordance with the Agreement. That amount, net of accumulated amortization, has been included on the balance sheet under the caption “Intangible assets” and is being amortized on a straight line basis over the expected useful life of the assets. A potential future payment of $2.5 million is due upon issuance (within 10 years of the effective date of the Agreement) of a U.S. patent claiming priority to the Patent Application, or any issuance of a patent to the Company within 10 years of the effective date of the Agreement in which the original owners are the inventors.

NOTE D – INVENTORIES, net

Inventories consist of the following:

	November 30, 2008	May 31, 2008
	(in thousands)
Raw materials	$11,177	$10,383
Work in process	2,516	3,565
Finished goods	18,182	12,647

Gross Inventories	31,875	26,595
Less: Reserves	(3,291)	(3,694)

Inventories, net	$28,584	$22,901

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2008 and November 30, 2007

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

Changes in the carrying amount of goodwill for the six months ended November 30, 2008 are as follows (in thousands):

Balance, May 31, 2008	$162,707
Goodwill recorded as part of the Diomed, Inc. acquisition	1,870
Adjustments to purchase price allocation	(37)

Balance, November 30, 2008	$164,540

The balances of intangible assets are as follows:

	November 30, 2008
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$47,310	$(6,283)	$41,027	13.6
Customer relationships	31,125	(6,997)	24,128	6.6
Licenses	5,540	(987)	4,553	9.9
Distributor relationships	900	(550)	350	3.0
Trademarks	600	(110)	490	10.0

	$85,475	$(14,927)	$70,548

	May 31, 2008
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$47,203	$(4,330)	$42,873	13.6
Customer relationships	27,500	(4,924)	22,576	7.5
Licenses	5,540	(698)	4,842	9.9
Distributor relationships	900	(400)	500	3.0
Trademarks	600	(80)	520	10.0

	$81,743	$(10,432)	$71,311

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2008 and November 30, 2007

(unaudited)

NOTE F – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	November 30, 2008	May 31, 2008
	(in thousands)
Payroll and related expenses	$3,855	$5,051
Sales and franchise taxes	1,158	1,112
Royalties	1,158	763
Fair value of interest rate swap	1,089	416
Other	1,770	2,181

Total	$9,030	$9,523

NOTE G – INCOME TAXES

The Company’s effective income tax rate for the three month periods ending November 30, 2008 and November 30, 2007 was 33.8% and 37.4%, respectively. The Company’s effective income tax rate for the six month periods ending November 30, 2008 and November 30, 2007 was 35.7% and 37.5%, respectively. The current quarter and year to date benefited from utilization of R&D tax credits. The R&D tax credit had originally expired from the tax law on December 31, 2007. However, during the Company’s fiscal second quarter, on October 3, 2008, the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008” was passed by Congress and signed into law. The law retroactively extended R&D tax credits from January 1, 2008 to December 31, 2009. The retroactive one-time impact is reflected in the Company’s second quarter and year to date tax rate.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2008 and November 30, 2007

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

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Basic	24,362,450	24,033,860	24,329,591	24,001,740
Effect of dilutive securities	200,298	331,569	206,802	313,053

Diluted	24,562,748	24,365,429	24,536,393	24,314,793

Excluded from the calculation of diluted earnings per common share, are options and warrants issued to employees and non-employees to purchase 1,377,204 and 1,403,552 shares of common stock for the three and six months ended November 30, 2008 and 1,805,145 and 1,894,662 for the three and six months ended November 30, 2007, respectively as their inclusion would be antidilutive. The exercise prices of these options were between $11.93 and $93.52 at November 30, 2008. For the three and six months ended November 30, 2007, shares issuable upon conversion of a convertible note into 414,476 shares of common stock, with a conversion price of $20.41, were excluded from the calculation of diluted earnings per share, as their inclusion would not have been dilutive. At November 30, 2008 the convertible note had matured and was paid off in cash.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2008 and November 30, 2007

(unaudited)

NOTE I – SEGMENT AND GEOGRAPHIC INFORMATION

Historically, the Company reported its results of operations as a single segment. Beginning with fiscal 2009, the Company has organized its business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of the venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of the dialysis, ports and PICC product lines. The Oncology/Surgery segment is comprised of the RFA, embolization, Habib and NanoKnife product lines.

Selected information by reportable segment is presented in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Net sales
Peripheral Vascular	$21,770	$16,386	$40,204	$30,473
Access	16,069	15,694	31,755	30,476
Oncology/Surgery	10,625	9,417	20,828	18,074

Total	$48,464	$41,497	$92,787	$79,023

Gross profit
Peripheral Vascular	$12,628	$9,144	$22,859	$16,755
Access	9,647	9,359	19,423	18,014
Oncology/Surgery	7,418	6,952	14,868	13,187

Total	$29,693	$25,455	$57,150	$47,956

Operating income(loss)
Peripheral Vascular	$3,618		$5,945
Access	2,348		4,847
Oncology/Surgery	(1,076)		(2,080)

Total	$4,890		$8,712

The first three and six months of fiscal 2008 has been presented to reflect these new reportable segments for net sales and gross profit. Operating income for the prior periods has not been disclosed as it was impracticable to do so.

In accordance with FAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of the Company’s reportable segments. The accounting policies of the segments are the same as those described in Accounting Policies , Note 1, of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, filed by the Company on August 14, 2008. The Company’s chief operating decision maker evaluates performance based on the reportable segments and utilizes net sales, gross profit and operating income as primary profitability measures. The expenses related to certain shared and corporate activities are allocated to these segments on a percentage of total sales basis or a percentage of operating expense basis as deemed appropriate.

Total sales for geographic areas are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Net Sales by Geography
United States	$42,927	$37,588	$82,188	$71,596
International	5,537	3,909	10,599	7,427

Total	$48,464	$41,497	$92,787	$79,023

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2008 and November 30, 2007

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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include bank time deposits, mutual funds and U.S. Treasury securities that are traded in an active exchange market.
Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes auction rate securities where independent pricing information was not able to be obtained.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at November 30, 2008 using (in thousands)
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Financial Assets
Cash equivalents	$5,748	$2,993	$—	$8,741
Marketable securities	—	36,258	1,850	38,108

Total Financial Assets	$5,748	$39,251	$1,850	$46,849

Financial Liabilities
Interest rate swap agreements	$—	$1,089	$—	$1,089

Total Financial Liabilities	$—	$1,089	$—	$1,089

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

November 30, 2008 and November 30, 2007

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

Forward-Looking Statements

This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from the Company’s expectations. Factors that may affect the actual results achieved by the Company include, without limitation, the ability of the Company to develop its existing and new products, future actions by the FDA or other regulatory agencies, results of pending or future clinical trials, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, as well as the ability of the Company to integrate purchased businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in the Company’s reports filed with the SEC, including the Company’s Form 10-K for the fiscal year ended May 31, 2008.

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

Overview

AngioDynamics is a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD, and local oncology therapy options for treating cancer, including radiofrequency ablation (“RF” or “RFA”) systems and embolization products for treating benign and malignant tumors. We design, develop, manufacture and market a broad line of therapeutic and diagnostic devices that enable interventional physicians (interventional radiologists, vascular surgeons, interventional and surgical oncologists and others) to treat PVD, tumors, and other non-coronary diseases. For the past five fiscal years, over 95% of our net sales were from single-use, disposable products.

Historically, we reported our results of operations as a single segment. Beginning with fiscal 2009, we have organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of the venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of the dialysis, ports and PICC product lines. The Oncology/Surgery segment is comprised of the RFA, embolization, Habib and NanoKnife product lines. Prior periods have been recast for net sales and gross profit for this new reporting structure.

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. As of November 30, 2008, our sales organization numbered 133 in the U.S. and 15 outside the U.S. For the three and six months ended November 30, 2008, approximately 11% of our net sales were from non US markets, compared with approximately 9% in the same periods of the prior year.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. For each of the past three fiscal years, we invested at least 7% of our net sales in research and development (“R&D”). R&D expenditures were approximately 9% of net sales for the three and six months ended November 30, 2008. We expect that our R&D expenditures will be approximately 9% of net sales for fiscal 2009 primarily due to investment in IRE technology. We expect R&D expenditures thereafter to continue to be in the range of 9% of net sales due to continued investment in IRE technology. However, downturns in our business could cause us to reduce our R&D spending.

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

Recent Developments

Acquisition of certain assets of Diomed

On June 17, 2008, we completed the acquisition of certain U.S. assets of Diomed, Inc. and UK assets of Diomed UK Limited., in separate transactions, for an aggregate purchase price of approximately $11.1 million in cash including capitalized acquisition costs. With this acquisition, we substantially strengthened our position in the market for the treatment of varicose veins. The combination of Diomed endovenous laser products with our existing venous product line provides us with a comprehensive venous product offering. The total of the net tangible assets acquired was $5.5 million. Goodwill recorded as a result of these acquisitions was approximately $1.9 million. Intangibles assets acquired, other than goodwill, totaled approximately $3.7 million of which $3.6 million has been identified as customer relationships (8 -year estimated weighted average useful life) and $100,000 has been identified as product technologies (10 -year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective June 17, 2008. The pro-forma effects of the Diomed acquisition on our income statement and balance sheet were not material. Thirty five employees of Diomed became employees of ours upon completion of the acquisition.

Acquisition of Oncobionic, Inc.

On May 9, 2008, we completed the acquisition of all the issued and outstanding shares of capital stock of Oncobionic, Inc. pursuant to the terms of the Stock Purchase Agreement entered into on October 12, 2006. The closing of the acquisition comes as a result of the successful use of irreversible electroporation (IRE) technology in the first human clinical trial for the treatment of soft tissue, conducted during the first week of April 2008.

Under the October 2006 Stock Purchase Agreement, we agreed to pay a total purchase price of $25.4 million, including $400,000 of assumed liabilities. We made payments of $5.0 million upon the execution of the stock purchase agreement in October 2006, $10.0 million on May 9, 2008 upon the closing of the acquisition and $5.0 million in November 2008. The remaining $5.0 million is payable in November 2009.

The Stock Purchase Agreement also provides for future royalty payments due on net sales of any catheter-based products sold by us that incorporate irreversible electroporation technology (“IRE”). We hold a license to such technology under a license agreement with the Regents of the University of California (the “UC License”).

We have accounted for the acquisition of Oncobionic as a business combination under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of Oncobionic were recorded as of the acquisition date, at their respective fair values, and consolidated with those of AngioDynamics. Substantially all of the purchase price was recorded as product technology and is being amortized over a 15 year useful life. We have recorded goodwill and a deferred tax liability of $9.3 million. In future periods the deferred tax liability will be reduced to offset the tax impact of non-deductible amortization expense on the intangible assets acquired. The pro-forma impact on prior year results of operations for the six month period would be approximately $840,000 of additional amortization expense or $520,000, net of tax.

Results of Operations

Three Months ended November 30, 2008 and November 30, 2007

Financial Summary. For the second quarter of fiscal 2009, we reported net income of $2.9 million, or $0.12 per diluted common share, on net sales of $48.5 million, compared with net income of $3.1 million, or $0.13 per diluted common share, on net sales of $41.5 million in the second quarter of the prior year. Gross profit percentage remained a consistent 61.3% for the second quarter of 2009 as compared to the prior year period.

The following table sets forth certain operating data as a percentage of net sales:

	Three Months Ended
	November 30, 2008	November 30, 2007
Net sales	100.0%	100.0%
Gross profit	61.3%	61.3%
Research and development expenses	9.1%	8.9%
Sales and marketing expenses	28.9%	27.2%
General and administrative expenses	8.5%	9.8%
Amortization of intangibles	4.6%	4.0%
Operating income	10.1%	11.5%
Other income (expenses)	-1.0%	0.4%
Net income	6.0%	7.5%

Net sales. Net sales for the fiscal second quarter of 2009 increased by 17%, or $7.0 million, to $48.5 million, from $41.5 million in the fiscal second quarter of 2008. Approximately $5.6 million of the increase was attributable to the sale of products acquired from Diomed. The balance of the growth in net sales was primarily attributable to increased unit sales of LC Bead and the SmartPort CT.

From a business unit perspective, Peripheral Vascular sales increased 33% to $21.8 million from $16.4 million. The increase is primarily attributable to sales of products acquired from Diomed. Access sales were $16.1 million, an increase of 2%, primarily attributable to increased unit sales of SmartPort CT. Oncology/Surgery sales were $10.6 million, an increase of 13% over the prior year primarily as a result of strong sales of our chemoembolization product, LC Bead.

From a geographical perspective, US sales increased $5.3 million or 14.2% in the second quarter of 2009 to $42.9 million from $37.6 million a year ago. Approximately $3.5 million of this increase is attributable to the sales of products acquired from Diomed. The balance of this increase is primarily attributable to increased unit sales of LC Bead and the SmartPort CT. International sales increased $1.6 million or 41.6% in the second quarter of 2009 to $5.5 million from $3.9 million a year ago. Approximately $2.1 million of this increase is attributable to the sales of products acquired from Diomed, offset by decreased sales of our RF Ablation devices. We recorded our first commercial sale of IRE products in the second quarter of 2009, amounting to $42,000 in International Oncology/Surgery business segment sales.

Gross Profit. Our gross profit as a percentage of sales remained at 61.3% for the second fiscal quarter of 2009, consistent with the prior year.

Research and development expenses. Research and development (“R&D”) expenses increased by $700,000, or 20%, to $4.4 million in the second fiscal quarter of 2009. The increase is primarily due to increased engineering personnel to support IRE development and commercialization activities. As a percentage of net sales, R&D expenses were 9.1% for the fiscal second quarter of 2009, compared with 8.9% for the same prior year period. At November 30, 2008, we employed 70 people in research, development and regulatory activities compared with 55 people in the prior year quarter.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses increased $2.7 million or 24% to $14.0 million in the second quarter of fiscal 2009. Sales expenses accounted for $2.1 million of the increase, which represented a 24% increase over prior year, due to personnel expenses related to the increased number of sales territories under the program to expand our Peripheral Vascular and Access sales forces with the addition of 11 new sales representatives, personnel hired in the Diomed acquisition and IRE sales activities. Marketing expenses increased $700,000, or 25%, over the prior year period, primarily due to IRE marketing activities, increased headcount, costs relating to the Diomed acquisition, and additional tradeshows activities. As a percentage of net sales, S&M expenses were 28.9% for the fiscal second quarter of 2009, compared with 27.2% for the prior year period. At November 30, 2008, we employed 184 people in sales and marketing activities, of whom 13 were added in conjunction with the Diomed acquisition, compared with 150 people in the prior year quarter.

General and administrative expenses. General and administrative (“G&A”) expenses increased $80,000, or 2.0%, to $4.1 million primarily due to increased headcount for infrastructure growth across the administrative functions and business unit general management costs, partially offset by reduced legal expenses from now resolved litigation. G&A expenses were 8.5% of net sales for the 2009 fiscal second quarter, compared with 9.8% for the prior year second fiscal quarter. As of November 30, 2008, we employed 51 people in general and administrative activities, of whom 5 were added in conjunction with the Diomed acquisition, compared with 37 people in the prior year period.

Amortization of intangibles. Amortization of intangibles increased to $2.2 million in the second quarter of fiscal 2009, from $1.6 million in the same period of the prior year. The increase is primarily attributable to the amortization of intangibles acquired in the acquisitions of Oncobionic and Diomed.

Operating income. Operating income was $4.9 million and $4.8 million for the second quarter of fiscal 2009 and 2008, respectively. As a percentage of sales, operating income for the second quarter of 2009 was 10.1% compared to 11.5% in the prior year same period.

Other income (expenses). Other income and expenses for the second quarter of fiscal 2009 decreased $663,000 compared to the same period of the prior year due primarily to a $400,000 loss on an interest rate SWAP and $150,000 of foreign exchange losses due to the strengthening of the US dollar compared to the Euro and British pound.

Income taxes. Our effective tax rate for the 2009 second fiscal quarter was 33.8% compared to 37.4% a year ago. The current quarter benefited from R&D tax credit utilization. The R&D tax credit had originally expired from the tax law on December 31, 2007. However, on October 3, 2008, the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008” was passed by Congress and signed into law. The law retroactively extended R&D tax credits from January 1, 2008 to December 31, 2009. The retroactive one-time impact is reflected in our second quarter tax rate.

Net income. For the second quarter of 2009, we reported net income of $2.9 million, a decrease of $200,000, from net income of $3.1 million for the prior year second quarter.

Six Months ended November 30, 2008 and November 30, 2007

Financial Summary. For the first six months of fiscal 2009, we reported net income of $5.1 million, or $0.21 per diluted common share, on net sales of $92.8 million, compared with net income of $5.5 million, or $0.23 per diluted common share, on net sales of $79.0 million in the first six months of the prior year. Gross profit percentage improved to 61.6% for the first six months of 2009 from 60.7% one year ago.

The following table sets forth certain operating data as a percentage of net sales:

	Six Months Ended
	November 30, 2008	November 30, 2007
Net sales	100.0%	100.0%
Gross profit	61.6%	60.7%
Research and development expenses	9.0%	8.1%
Sales and marketing expenses	29.2%	27.6%
General and administrative expenses	9.1%	10.4%
Amortization of intangibles	4.8%	4.1%
Operating income	9.4%	10.5%
Other income (expenses)	-0.8%	0.6%
Net income	5.5%	6.9%

Net sales. Net sales for the fiscal first six months of 2009 increased by 17%, or $13.8 million, to $92.8 million, from $79.0 million in the fiscal first six months of 2008. Approximately $8.8 million of the increase was attributable to the sale of products acquired from Diomed. The balance of the growth in net sales was primarily attributable to increased unit sales of LC Bead, SmartPort CT and Angiographic products.

From a business unit perspective, Peripheral Vascular sales increased 32% to $40.2 million from $30.5 million. The increase is primarily attributable to sales of products acquired from Diomed as noted above. Access sales were $31.8 million, an increase of 4%, primarily attributable to increased unit sales of SmartPort CT. Oncology/Surgery sales were $20.8 million, an increase of 15% over the prior year, primarily as a result of strong sales of our chemoembolization product, LC Bead.

From a geographical perspective, US sales increased $10.6 million or 14.8% in the first six months of 2009 to $82.2 million from $71.6 million a year ago. Approximately $5.6 million of this increase is attributable to the sales of products acquired from Diomed. The balance of this increase is primarily attributable to increased unit sales of LC Bead, SmartPort CT and Angiographic products. International sales increased $3.2 million or 42.7% in the first six months of 2009 to $10.6 million from $7.4 million a year ago. All of this increase is attributable to the sales of products acquired from Diomed.

Gross profit. Our gross profit as a percentage of sales increased to 61.6% for the first six months of 2009 from 60.7% for the same period in the prior year. The increase in gross profit percentage was primarily the result of manufacturing efficiencies in the first six months of 2009.

Research and development expenses. Research and development (“R&D”) expenses increased by $2.0 million, or 31%, to $8.4 million in the first six months of 2009. The increase is primarily due to increased engineering personnel to support IRE development and commercialization activities. As a percentage of net sales, R&D expenses were 9.0% for the first six months of fiscal 2009, compared with 8.1% for the same prior year period.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses increased $5.3 million or 24% to $27.1 million in the first six months of fiscal 2009. Sales expenses accounted for $3.5 million of the increase, which represented a 21% increase over prior year, due to personnel expenses related to the increased number of sales territories under the program to expand our Peripheral Vascular and Access sales forces, personnel hired in the Diomed acquisition and IRE sales activities. Marketing expenses increased $1.7 million, or 38%, over the prior year period, primarily due to IRE marketing activities, increased headcount, costs relating to the Diomed acquisition and additional marketing initiatives as a result of the new business unit strategy. As a percentage of net sales, S&M expenses were 29.2% for the first six months of 2009, compared with 27.6% for the prior year period.

General and administrative expenses. General and administrative (“G&A”) expenses increased $300,000, or 3.4%, to $8.5 million for the first six months of 2009 as compared to the prior year. This increase was primarily due to increased headcount for infrastructure growth across the administrative functions and business unit general management costs partially offset by reduced legal expenses from now resolved litigation. G&A expenses were 9.1% of net sales for the 2009 fiscal first six months, compared with 10.4% for the prior year period.

Amortization of intangibles. Amortization of intangibles increased to $4.5 million in the first six months of fiscal 2009, from $3.2 million in the same period of the prior year. The increase is primarily attributable to the amortization of intangibles acquired in the acquisitions of Oncobionic and Diomed.

Operating income. Operating income was $8.7 million and $8.3 million for the first six months of fiscal 2009 and 2008, respectively. As a percentage of sales, operating income for the first six months of 2009 was 9.4% compared to 10.5% in the prior year same period.

Other income (expenses). Other income and expenses for the first six months fiscal 2009 decreased $1.2 million compared to the same period of the prior year due primarily to $860,000 less interest income on reduced cash balances and lower investment returns as a result of market conditions, $230,000 of foreign exchange losses and $270,000 in a non-cash charge associated with an interest rate SWAP. These amounts were offset by lower interest expense as a result of the payment of the Convertible Notes assumed in the acquisition of RITA.

Income taxes. Our effective tax rate was 35.7% for the first six months of 2009 compared to 37.5% a year ago. The current year to date period benefited from R&D tax credit utilization. The R&D tax credit had originally expired from the tax law on December 31, 2007. However, on October 3, 2008, the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008” was passed by Congress and signed into law. The law retroactively extended R&D tax credits from January 1, 2008 to December 31, 2009. The retroactive one-time impact is reflected in our current year to date tax rate.

Net income. For the first six months of 2009, we reported net income of $5.1 million, a decrease of $400,000, from net income of $5.5 million for the prior year period.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $57.8 million at November 30, 2008, compared to $78.3 million at May 31, 2008. Marketable securities are comprised of U.S. government issued or guaranteed securities, corporate bonds and auction rate securities. At November 30, 2008, total debt was $7.2 million comprised of short and long-term bank debt that financed our facility expansions in Queensbury, New York. This compared with $17.1 million at May 31, 2008 which also included $9.7 million of convertible debt assumed in the RITA acquisition which was paid upon maturity in the first quarter of 2009.

Net cash provided by operating activities for the six months ended November 30, 2008 was $6.1 million compared with $10.3 million in the same prior year period. Cash generated from operating activities during the first six months of fiscal year 2009 was primarily the result of net income and the effect on net income of non cash items, such as depreciation and amortization, stock-based compensation and the provision for deferred income taxes, as well as a decrease in accounts receivable offset by increases in inventories and payment of the $6.7 million VNUS litigation provision which attributed to the decrease compared to prior year.

Net cash used in investing activities was $9.5 million for six months ended November 30, 2008 compared to net cash used of $17.4 million for the same prior year period. The net cash used in fiscal 2009 consisted of $10.1 million for the acquisition of Diomed assets, $5.0 million for the contractual Oncobionic payment and fixed asset additions of $2.5 million, offset by net proceeds from the sale, maturity and purchase of available-for-sale short term investments.

Net cash used in financing activities was $8.7 million for the six months ended November 30, 2008 compared to cash provided by financing activities of $1.6 million for the comparable prior year period. Cash used in financing activities for six months ended November 30, 2008 primarily consisted of payment of convertible note and long-term debt obligations of $9.8 million offset by proceeds from the exercise of stock options of $1.1 million.

Our contractual obligations and their effect on liquidity and cash flows have not changed substantially from that disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2008 with the exception of the convertible debt, including interest totaling $10.1 million and the $6.8 million litigation settlement which were both paid in the first quarter of fiscal 2009. In addition, we paid a $5.0 million installment in connection with the Oncobionic acquisition.

In fiscal 2003, we financed an expansion of our headquarters and manufacturing facility with industrial revenue bonds for $3.5 million. To secure this financing, we entered into agreements with local municipalities, a bank, a trustee and a remarketing agent. These agreements are referred to as the IDA agreements. The proceeds of the bonds were advanced as construction occurred. The bonds reprice every seven days and are resold by a Remarketing Agent. The bonds bear interest based on the market rate on the date the bonds are repriced and require quarterly principal payments ranging from $25,000 to $65,000 plus accrued interest through May 2022. We entered into an interest rate swap with a bank to convert the initial variable rate payments to a fixed interest rate of 4.45% per annum. The IDA agreements contain financial covenants relating to fixed charge coverage and interest coverage. The outstanding debt is collateralized by a letter of credit ($2.4 million at November 30, 2008) and a first mortgage on the land, building and equipment comprising our facility in Queensbury, and we are required to pay an annual fee ranging from 1.0% to 1.9% of the outstanding balance depending on our financial results. The current fee is 1.0% and is in effect until August 22, 2009.

In fiscal 2007, we financed the expansion of our warehouse and manufacturing facility in Queensbury, New York. The expansion was financed principally with taxable adjustable rate notes (the “Notes”) issued by us aggregating $5,000,000 and maturing in 2026. The Notes were issued under a trust agreement by and between us and a bank, as trustee (the “Trustee”). In connection with the issuance of the Notes, we entered into a letter of credit and reimbursement agreement (the “Reimbursement Agreement”) with the Bank that requires the maintenance of a letter of credit to support principal and certain interest payments on the Notes and requires payment of an annual fee on the outstanding balance. The current fee is 0.75% and is in effect until December 2008. We also entered into a remarketing agreement, pursuant to which the remarketing agent is required to use its best efforts to arrange for sales of the Notes in the secondary market. In connection with this financing, we entered into an interest rate swap agreement (the “2006 Swap Agreement”) with the Bank, effective December 2006, with an initial notional amount of $5,000,000, to limit the effect of variability due to interest rates on the rollover of the Notes. The 2006 Swap Agreement is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The 2006 Swap Agreement requires us to pay a fixed rate of 5.06% and receive payments based on 30-day LIBOR repriced every seven days through December 2016. The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Reimbursement Agreement are collateralized by the aforementioned letter of credit and all of our assets. The debt covenants and the collateralization of substantially all of our assets to secure these financings may restrict our ability to obtain debt financing in the future.

During the six months ended November 30, 2008, the Convertible Notes assumed in the acquisition of RITA on January 29, 2007 with an aggregate principal amount of $9.7 million matured and were paid in cash.

On May 9, 2008, we completed the acquisition of all the issued and outstanding shares of capital stock of Oncobionic, Inc. pursuant to the terms of a stock purchase agreement entered into on October 12, 2006. The closing of the acquisition came as a result of the successful use of Oncobionic’s irreversible electroporation (IRE) technology in the first human clinical trial for the treatment of soft tissue, conducted during the first week of April 2008. Under this stock purchase agreement, we agreed to pay a total purchase price of $25.4 million, including $400,000 of assumed liabilities. We made a payment of $5.0 million upon the execution of the stock purchase agreement in October 2006. We paid $10.0 million on May 9, 2008 upon the closing of the acquisition and $5.0 million in November 2008. The remaining $5.0 million is payable in November 2009.

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

At November 30, 2008, we maintained variable interest rate financing of $7.2 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with a bank under which we agreed to pay the bank fixed annual interest rate of 4.45% and 5.06% and the bank assumed our variable interest payment obligations under the financing.

Approximately 5% of our sales in the first six months of fiscal 2009 were denominated in currencies other than the US dollar, primarily the Euro and GB pound.

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities primarily of less than two years. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and marketable securities and therefore affect our cash flows and results of operations. We hold investments in auction rate securities (“ARS”) in order to generate higher than typical money market investments. ARS typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids. Such instances are usually the result of a drastic deterioration of issuer credit quality. Should there be a failed auction, we may be unable to liquidate our position in the securities in the near term. We have $1.85 million in investments in two auction rate securities issued by New York state agencies that have failed auctions. The state of New York is current in its interest payments on the securities.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission Of Matters to a Vote of Security Holders.

AngioDynamics’ stockholders voted on four matters at the Annual Meeting of Stockholders, held on October 21, 2008:

1)	The election of three Class II directors, each for a term of three years;

2)	To ratify the appointment of PricewaterhouseCoopers LLP as AngioDynamics’ independent registered public accounting firm for the year ending May 31, 2009;

3)	To amend AngioDynamics’ 2004 Stock and Incentive Award Plan to increase the total number of shares of common stock reserved for issuance under the plan from 2,000,000 to 3,000,000; and

4)	To amend AngioDynamics’ Employee Stock Purchase Plan to increase the total number of shares of common stock that may be offered under the plan from 200,000 to 400,000.

The nominees for director were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
Vincent A. Bucci	21,722,012	578,852
Howard W. Donnelly	21,707,354	593,510
Charles T. Orsatti	21,710,753	590,111

The proposal to ratify the appointment of PricewaterhouseCoopers LLP as AngioDynamics’ independent registered public accounting firm for the year ending May 31, 2009 received the following votes:

•	22,220,360 votes for ratification;

•	54,316 votes against ratification; and

•	26,188 abstentions.

•	There were no broker non-votes for this matter.

The proposal to amend AngioDynamics’ 2004 Stock and Incentive Award Plan to increase the total number of shares of common stock reserved for issuance under the plan from 2,000,000 to 3,000,000 received the following votes:

•	12,909,236 votes for approval;

•	3,707,407 votes against approval;

•	720,349 abstentions; and

•	4,963,872 broker non-votes.

The proposal to amend AngioDynamics’ Employee Stock Purchase Plan to increase the total number of shares of common stock that may be offered under the plan from 200,000 to 400,000 received the following votes:

•	16,344,853 votes for approval;

•	268,108 votes against approval;

•	724,031 abstentions; and

•	4,963,872 broker non-votes.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, Inc. (Registrant)

Date: January 9, 2009	/s/ Eamonn P. Hobbs
Eamonn P. Hobbs, President,
Chief Executive Officer (Principal Executive Officer)

Date: January 9, 2009	/s/ D. Joseph Gersuk
D. Joseph Gersuk, Executive Vice President,
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002