Form 10-Q
period 2009-02-28
ANGIODYNAMICS INC
filed 2009-04-09
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 3, 2009
Common Stock, par value $.01	24,426,118 shares

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 28, 2009	May 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,776	$32,040
Restricted cash	—	68
Marketable securities, at fair value	35,557	46,182

Total cash, cash equivalents and marketable securities	62,333	78,290
Accounts receivable, net of allowance for doubtful accounts of $573 and $683, respectively	26,501	26,642
Inventories, net	32,415	22,901
Deferred income taxes	8,063	10,902
Prepaid expenses and other	5,305	3,147

Total current assets	134,617	141,882
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation	22,600	21,163
OTHER ASSETS	875	1,865
INTANGIBLE ASSETS, less accumulated amortization	70,065	71,311
GOODWILL	161,990	162,707
DEFERRED INCOME TAXES	7,425	6,860
PREPAID ROYALTIES	3,007	2,959

TOTAL ASSETS	$400,579	$408,747

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,871	$9,081
Accrued liabilities	10,499	9,523
Income taxes payable	—	933
Current portion of long-term debt and convertible note	350	10,040
Litigation provision	—	6,757
Other current liabilities, net of discount	5,164	5,000

Total current liabilities	25,884	41,334
LONG-TERM DEBT, net of current portion	6,810	7,075
OTHER LONG TERM LIABILITIES, net of discount	—	4,625

Total liabilities	32,694	53,034

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY

Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 24,426,118 and 24,268,266 shares, respectively	245	243
Additional paid-in capital	356,765	350,598
Retained earnings	11,938	4,908
Accumulated other comprehensive loss	(1,063)	(36)

Total stockholders’ equity	367,885	355,713

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$400,579	$408,747

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net sales	$49,447	$40,725	$142,234	$119,748
Cost of sales	19,225	15,407	54,862	46,474

Gross profit	30,222	25,318	87,372	73,274

Operating expenses
Research and development	4,692	3,955	13,079	10,360
Sales and marketing	13,651	11,725	40,735	33,540
General and administrative	6,926	3,409	15,400	11,604
Amortization of intangibles	2,323	1,777	6,816	5,006
Gain on litigation settlement	—	(3,151)	—	(3,151)

Total operating expenses	27,592	17,715	76,030	57,359

Operating income	2,630	7,603	11,342	15,915
Other income (expenses)
Interest income	415	866	1,291	2,602
Interest expense	(193)	(364)	(552)	(1,105)
Other expense, net	(129)	(264)	(1,397)	(809)

Total other income (expenses)	93	238	(658)	688

Income before income tax provision	2,723	7,841	10,684	16,603
Income tax provision	811	2,951	3,654	6,233

Net income	$1,912	$4,890	$7,030	$10,370

Earnings per common share
Basic	$0.08	$0.20	$0.29	$0.43

Diluted	$0.08	$0.20	$0.29	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine Months Ended February 28, 2009

(unaudited)

(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total	Comprehensive income
	Shares	Amount
Balance at May 31, 2008	24,268,266	$243	$350,598	$4,908	$(36)	$355,713
Net income				7,030		7,030	$7,030
Exercise of stock options	61,414	2	672			674
Tax benefit on exercise of stock options and issuance of performance shares	3,501		(104)			(104)
Purchase of common stock under Employee Stock Purchase Plan	92,937		1,091			1,091
Stock-based compensation			4,508			4,508
Unrealized gain on marketable securities, net of tax of $21					39	39	39
Unrealized loss on interest rate swap, net of tax of $70					(133)	(133)	(133)
Foreign currency translation					(933)	(933)	(933)

Comprehensive income							$6,003

Balance at February 28, 2009	24,426,118	$245	$356,765	$11,938	$(1,063)	$367,885

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months Ended
	February 28, 2009	February 29, 2008
Cash flows from operating activities:
Net income	$7,030	$10,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,814	6,689
Amortization of bond discount	59	(327)
Tax effect on exercise of stock options and issuance of performance shares	(104)	223
Deferred income taxes	2,438	4,901
Write offs of excess and obsolete inventory	587	671
Stock based compensation	4,508	3,658
Imputed interest	189	—
Provision for doubtful accounts	—	217
Other	77	41
Changes in operating assets and liabilities:
Accounts receivable	1,198	(2,242)
Inventories	(6,444)	1,881
Prepaid expenses and other	674	(2,009)
Accounts payable and accrued liabilities	1,704	(509)
Litigation provision	(6,757)	(3,151)
Other long term liabilities	—	361
Income taxes payable	(933)	(642)

Net cash provided by operating activities	13,040	20,132

Cash flows from investing activities:
Additions to property, plant and equipment	(3,472)	(4,792)
Acquisition of intangible assets and business	(17,078)	(3,471)
Change in restricted cash	68	(9,195)
Purchases of marketable securities	(24,295)	(35,700)
Proceeds from sale or maturity of marketable securities	34,811	45,350

Net cash used in investing activities	(9,966)	(7,808)

Cash flows from financing activities:
Repayment of long-term debt and convertible notes	(9,955)	(230)
Proceeds from exercise of stock options and ESPP	1,765	3,209
Tax benefit on the exercise of stock options and issuance of performance shares	—	30

Net cash (used in) provided by financing activities	(8,190)	3,009

Effect of exchange rate changes on cash and cash equivalents	(148)	—

Decrease in cash and cash equivalents	(5,264)	15,333
Cash and cash equivalents
Beginning of period	32,040	28,313

End of period	$26,776	$43,646

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009 and February 29, 2008

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of February 28, 2009, the consolidated statement of stockholders’ equity and comprehensive income for the nine months ended February 28, 2009, the consolidated statements of income for the three and nine months ended February 28, 2009 and February 29, 2008, and the consolidated statements of cash flows for the nine months ended February 28, 2009 and February 29, 2008 have been prepared by the Company without audit. The consolidated balance sheet as of May 31, 2008 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended February 28, 2009 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2008, filed by the Company on August 14, 2008. The results of operations for the periods ended February 28, 2009 and February 29, 2008 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the three and nine months ended February 28, 2009 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, Leocor, Inc. (“Leocor”), RITA Medical Systems, LLC, and Oncobionic, Inc. since May 9, 2008, and AngioDynamics UK Limited since June 17, 2008 (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

Historically, the Company reported its results of operations as a single segment. Beginning with fiscal 2009, the Company organized its business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of the venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of the dialysis, ports and PICC product lines. The Oncology/Surgery segment is comprised of the RFA, embolization, Habib and NanoKnife product lines. Note J, Segment and Geographic Information, of these consolidated financial statements reflects the Company’s revenues, gross profit and operating income for these segments. The three and nine month information for the prior year has been adjusted to reflect these new business segments for revenue and gross profit. The Company did not disclose operating income by segment for the prior periods because it was impracticable to do so.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2009 and February 29, 2008

(unaudited)

NOTE B – ACQUISITIONS

FlowMedica, Inc.

On January 12, 2009 the Company completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica products. With this acquisition, the Company purchased the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy. Intangible assets acquired totaled approximately $1.3 million which have been identified as product technologies (13-year weighted average useful life.) Inventory acquired totaled approximately $400,000. The acquisition is being accounted for as a purchase and accordingly, the Company has included the results of operations in the financial statements effective January 12, 2009. The pro-forma effects of the acquisition were not material to the Company’s income statement and balance sheet. Ten employees of FlowMedica, Inc. became employees of the Company upon completion of the acquisition.

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

The acquisition has been accounted for as a purchase and, accordingly, the Company has included the results of operations in the financial statements effective June 17, 2008. The pro-forma effects of the Diomed acquisition on the Company’s income statement and balance sheet were not material. Thirty five employees of Diomed became employees of the Company upon completion of the acquisitions.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2009 and February 29, 2008

(unaudited)

NOTE B – ACQUISITIONS (cont’d)

Under the October 2006 Stock Purchase Agreement, the Company agreed to pay a total purchase price of $25.4 million, including $400,000 of assumed liabilities. The Company made payments of $5.0 million upon the execution of the stock purchase agreement in October 2006, $10.0 million on May 9, 2008 upon the closing of the acquisition and $5.0 million in November 2008. The remaining $5.0 million is payable in November 2009 and included on the balance sheet under the caption “Other current liabilities, net of discount” as of February 28, 2009.

The Stock Purchase Agreement also provides for future royalty payments due on net sales of any catheter-based products sold by the Company that incorporate irreversible electroporation technology (“IRE”). The Company holds a license to such technology under a license agreement with the Regents of the University of California (the “UC License”).

The Company has accounted for the acquisition of Oncobionic as a purchase under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of Oncobionic were recorded as of the acquisition date, at their respective fair values, and consolidated with those of AngioDynamics. $25.2 million of the purchase price was recorded as product technology and is being amortized over a 15 year useful life. The Company has recorded goodwill and a deferred tax liability of $9.3 million. In future periods the deferred tax liability will be reduced to offset the tax impact of non-deductible amortization expense on the intangible assets acquired. The pro-forma impact on prior year results of operations for the nine month period would be approximately $1,260,000 of additional amortization expense or $780,000, net of tax.

NOTE C – ASSET PURCHASE AGREEMENTS

Medron, Inc.

On May 1, 2006, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Medron, Inc. to acquire the rights, titles, and interests in, and to, Patent Pending Technology for purposes of manufacturing, marketing, and selling proprietary Vascular Access Ports, following administrative approval. As of February 28, 2009, the Company has paid $5.5 million in accordance with the Agreement. That amount, net of accumulated amortization, has been included on the balance sheet under the caption “Intangible assets” and is being amortized on a straight line basis over the expected useful life of the assets. A potential future payment of $2.5 million is due upon issuance (within 10 years of the effective date of the Agreement) of a U.S. patent claiming priority to the Patent Application, or any issuance of a patent to the Company within 10 years of the effective date of the Agreement in which the original owners are the inventors.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2009 and February 29, 2008

(unaudited)

NOTE D – INVENTORIES, net

	February 28, 2009	May 31, 2008
	(in thousands)
Raw materials	$12,740	$10,383
Work in process	3,328	3,565
Finished goods	19,743	12,647

Gross Inventories	35,811	26,595
Less: Reserves	(3,396)	(3,694)

Inventories, net	$32,415	$22,901

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Goodwill is not amortized but rather is tested for impairment during the third quarter of each fiscal year or more frequently if impairment indicators arise. As a result of the test performed in the third quarter of 2009, no impairment provision was required. Intangible assets with determinable useful lives are amortized over their useful lives. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

Changes in the carrying amount of goodwill for the nine months ended February 28, 2009 are as follows (in thousands):

Balance, May 31, 2008	$162,707
Goodwill recorded as part of the Diomed, Inc. acquisition	1,870
Adjustments to purchase price allocation	(2,587)

Balance, February 28, 2009	$161,990

During the nine months ended February 28, 2009, the Company benefitted from the tax deduction of costs incurred related to the acquisition of Rita Medical Systems, Inc. These deductions resulted in a decrease in taxes payable and an increase in the acquired deferred tax asset and thereby reduced the recorded value of goodwill. This change is reflected above as an adjustment to purchase price allocation.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2009 and February 29, 2008

(unaudited)

NOTE E – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Beginning in fiscal 2009 the Company began reporting three operating segments. The Company’s reporting units are consistent with the Company’s operating segments, and include Peripheral Vascular, Access and Oncology/Surgery. As a result, the carrying value of goodwill was allocated to each of the Company’s reporting units on a relative fair value basis. The Company completed its annual evaluation of goodwill by reporting unit as of December 31, 2008. The Company’s assessment of goodwill impairment indicated that the fair value of each of the Company’s reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired. The fair value of Peripheral Vascular, Access and Oncology/Surgery exceeded its carrying value by 29%, 5% and 3%, respectively. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization (based upon the Company’s stock price) plus an estimated control premium of approximately 19% as of December 31, 2008.

To determine fair value, the Company utilized two market-based approaches and an income approach. Under the market-based approaches, the Company utilized information regarding the Company as well as publicly available industry information to determine earnings multiples and sales multiples. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The Company determined the discounted cash flow as the best indicator to determine fair value.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Solely for purposes of establishing inputs for the fair value calculations, the Company assumed that the current economic conditions would continue through fiscal year 2010, followed by a recovery period in fiscal years 2011 and 2012. In addition, the Company applied gross margin assumptions consistent with the Company’s historical trends at various revenue levels and used a EBITDA exit multiple of 6.5, 7.0 and 8.0 to calculate the terminal value of the Peripheral Vascular, Access and Oncology/Surgery reporting units, respectively, compared to an EBITDA exit multiple of 8.0 used in the prior year. In addition, the Company used a discount rate of 19%, 16% and 19% to calculate the fair value of its Peripheral Vascular, Access and Oncology/Surgery reporting units, respectively. This discount rate is higher than the 14% discount rate used in the prior year, primarily due to the fact that additional risk premiums were added to take into account the economic downturn and specific inherent risks associated with each reporting unit.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2009 and February 29, 2008

(unaudited)

NOTE E – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

Since early November 2008, our stock market capitalization has generally been lower than our shareholders’ equity or book value. However, our reporting units have continued to generate significant cash flow from their operations, and we expect that they will continue to do so in 2009 and beyond. Furthermore, given the relatively small difference between our stock price and our book value per share, we believe that a reasonable potential buyer would offer a control premium for our business that would adequately cover the difference between our trading prices and our book value.

Even though the Company determined that there was no goodwill impairment as of December 31, 2008, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on December 31, 2009. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2009 and February 29, 2008

(unaudited)

NOTE E – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

Intangible assets are amortized over their estimated useful lives. The balances of intangible assets are as follows:

	February 28, 2009
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
		(in thousands)		(years)
Product technologies	$48,648	$(7,331)	$41,317	13.2
Customer relationships	31,125	(8,033)	23,092	6.6
Licenses	6,040	(1,134)	4,906	9.1
Distributor relationships	900	(625)	275	3.0
Trademarks	600	(125)	475	10.0

	$87,313	$(17,248)	$70,065

	May 31, 2008
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
		(in thousands)		(years)
Product technologies	$47,203	$(4,330)	$42,873	13.6
Customer relationships	27,500	(4,924)	22,576	7.5
Licenses	5,540	(698)	4,842	9.9
Distributor relationships	900	(400)	500	3.0
Trademarks	600	(80)	520	10.0

	$81,743	$(10,432)	$71,311

NOTE F – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	February 28, 2009	May 31, 2008
	(in thousands)
Payroll and related expenses	$5,532	$5,051
Sales and franchise taxes	1,041	1,112
Royalties	1,048	763
Fair value of interest rate swap	1,039	416
Other	1,839	2,181

Total	$10,499	$9,523

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2009 and February 29, 2008

(unaudited)

NOTE G – CEO TRANSITION COSTS

On January 20, 2009, the Company entered into an Employment Agreement and Non-Statutory Stock Option Agreement with its chief executive officer that provided, among other things, for a transition to a new chief executive officer (“CEO transition”). The transition to the new chief executive was completed in the three month period ended February 28, 2009 and the former chief executive officer is not expected to have an operating role with the Company after March 1, 2009. Accordingly, the Company recorded a provision in the fiscal third quarter of approximately $2.8 million in its general and administrative expenses for all current and future costs associated with the aforementioned Employment Agreement and Non-Statutory Stock Option Agreement and certain costs associated with the recruitment of its new chief executive officer. At February 28, 2009, approximately $1.6 million of related CEO transition costs was included in accrued liabilities.

NOTE H – INCOME TAXES

The Company’s effective income tax rate for the three month periods ending February 28, 2009 and February 29, 2008 was 29.8% and 37.6%, respectively. The Company’s effective income tax rate for the nine month periods ending February 28, 2009 and February 29, 2008 was 34.2% and 37.5%, respectively. Both the current quarter and the nine month period ending February 28, 2009 benefitted from reenactment of legislation surrounding research and development tax credits.

NOTE I – EARNINGS PER COMMON SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share further includes the dilutive effect of potential common stock consisting of stock options, warrants, and restricted stock units, provided that the inclusion of such securities is not antidilutive.

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Basic	24,365,757	24,122,744	24,341,792	24,042,214
Effect of dilutive securities	118,384	280,788	159,106	300,349

Diluted	24,484,141	24,403,532	24,500,898	24,342,563

Excluded from the calculation of diluted earnings per common share, are options and warrants issued to employees and non-employees to purchase 1,501,025 and 1,384,362 shares of common stock for the three and

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2009 and February 29, 2008

(unaudited)

NOTE I – EARNINGS PER COMMON SHARE (cont’d)

nine months ended February 28, 2009 and 1,954,509 and 1,984,043 for the three and nine months ended February 29, 2008, respectively as their inclusion would be antidilutive. The exercise prices of these options were between $11.93 and $93.52 at February 28, 2009. For the three and nine months ended February 29, 2008, shares issuable upon conversion of a convertible note into 414,476 shares of common stock, with a conversion price of $20.41, were excluded from the calculation of diluted earnings per share, as their inclusion would have been antidilutive. On August 1, 2008, the convertible note matured and was paid off in cash.

NOTE J – SEGMENT AND GEOGRAPHIC INFORMATION

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

Selected information by reportable segment is presented in the following tables (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net sales
Peripheral Vascular	$20,743	$15,411	$60,947	$45,884
Access	17,176	15,846	48,931	46,322
Oncology/Surgery	11,528	9,468	32,356	27,542

Total	$49,447	$40,725	$142,234	$119,748

Gross profit
Peripheral Vascular	$12,322	$8,892	$35,181	$25,647
Access	10,186	9,512	29,609	27,526
Oncology/Surgery	7,714	6,914	22,582	20,101

Total	$30,222	$25,318	$87,372	$73,274

Operating income(expense)
Peripheral Vascular	$2,226		$8,171
Access	2,134		6,981
Oncology/Surgery	(1,730)		(3,810)

Total	$2,630		$11,342

The first three and nine months of fiscal 2008 have been presented to reflect these new reportable segments for net sales and gross profit. Operating income for the prior periods has not been disclosed as it was impracticable to do so.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2009 and February 29, 2008

(unaudited)

NOTE J – SEGMENT AND GEOGRAPHIC INFORMATION – (cont’d)

In accordance with FAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of the Company’s reportable segments. The accounting policies of the segments are the same as those described in Accounting Policies, Note 1, of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, filed by the Company on August 14, 2008. The Company’s chief operating decision maker evaluates performance based on the reportable segments and utilizes net sales, gross profit and operating income as primary profitability measures. The expenses related to certain shared and corporate activities are allocated to these segments on a percentage of total sales basis or a percentage of operating expense basis as deemed appropriate.

Total sales for geographic areas are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net Sales by Geography
United States	$44,074	$37,021	$126,262	$108,617
International	5,373	3,704	15,972	11,131

Total	$49,447	$40,725	$142,234	$119,748

NOTE K – FAIR VALUE

Effective June 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value which are provided in the table below. The adoption of SFAS 157 had no impact on the Company’s financial statements other than the disclosures presented herein. There were no changes in the level 3 fair value instruments for the nine months ended February 28, 2009.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2009 and February 29, 2008

(unaudited)

NOTE K – FAIR VALUE – (cont’d)

	Fair Value Measurements at February 28, 2009 using (in thousands)
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Signficant Unobservable Inputs Level 3	Assets at Fair Value
Financial Assets
Cash equivalents	$12,894	$2,997	$—	$15,891
Marketable securities	—	33,707	1,850	35,557

Total Financial Assets	$12,894	$36,704	$1,850	$51,448

Financial Liabilities
Interest rate swap agreements	$—	$1,039	$—	$1,039

Total Financial Liabilities	$—	$1,039	$—	$1,039

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract-by-contract basis. The Company did not adopt Statement No. 159.

NOTE L – LITIGATION

In April 2008, the Company entered into a settlement with Diomed for the purpose of resolving litigation alleging patent infringement litigation. As a result of the settlement, the Company reduced its litigation provision and recorded a gain of approximately $3.2 million as reflected under the income statement caption “Gain on litigation settlement” for the three and nine months ended February 29, 2008.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2009 and February 29, 2008

(unaudited)

NOTE M – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired or gain from a bargain purchase; and determines what information to disclose to enable readers of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008 (the Company’s 2010 fiscal year) and will be applied prospectively. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

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

Overview

AngioDynamics is a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD, and local oncology therapy options for treating cancer, including radiofrequency ablation (“RF” or “RFA”) systems, irreversible electroporation (“IRE”) surgical resection systems and embolization products for treating benign and malignant tumors. We design, develop, manufacture and market a broad line of therapeutic and diagnostic devices that enable interventional physicians (interventional radiologists, vascular surgeons, interventional and surgical oncologists and others) to treat PVD, tumors, and other non-coronary diseases. For the past five fiscal years, over 95% of our net sales were from single-use, disposable products.

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

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. As of February 28, 2009, our sales organization numbered 132 in the U.S. and 15 outside the U.S. For the three and nine months ended February 28, 2009, approximately 11% of our net sales were from non US markets, compared with approximately 9% in the same periods of the prior year.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. For each of the past three fiscal years, we invested at least 7% of our net sales in research and development (“R&D”). R&D expenditures were approximately 9% of net sales for the three and nine months ended February 28, 2009. We expect that our R&D expenditures will be approximately 9% of net sales for fiscal 2009 primarily due to investment in IRE technology. We expect R&D expenditures thereafter to continue to be in the range of 9% of net sales due to continued investment in IRE technology and other technology. However, downturns in our business could cause us to reduce our R&D spending.

We are also seeking to grow through selective acquisitions of complementary businesses and technologies. In January 2007, we completed the acquisition of RITA Medical Systems, Inc. This acquisition created a diversified medical technology company with a broad line of access, diagnostic and therapeutic products that enable interventional physicians and surgeons to treat peripheral vascular disease and cancerous tumors. Interventional oncology is a large and growing area for our existing customer base and RITA’s leadership position, premium products and excellent reputation fit our strategy. RITA had a very strong position in vascular access ports, which are an ideal sales fit with our Morpheus ® CT PICC and the vascular access port technology we purchased from Medron in May 2006. In addition, in May 2008 we acquired irreversible electroporation (IRE) technology which will be complementary to RITA’s diverse offering of local oncology therapies, including its market-leading RFA systems, Habib Sealer TM resection devices and LC Beads TM for tumor embolization. We are in the process of commercializing the IRE technology and recently introduced the NanoKnife generator. In June 2008, we completed the acquisition of certain U.S. and U.K. assets of Diomed, Inc. With this acquisition, we substantially strengthened our position in the market for the treatment of varicose veins. The combination of Diomed endovenous laser products with our existing venous product line provides us with a comprehensive venous product offering. In January 2009, we completed the acquisition of certain assets of FlowMedica, Inc. providing us with the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy.

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

Recent Developments

Acquisition of FlowMedica, Inc.

On January 12, 2009 we completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica products. With this acquisition, we purchased the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy. Intangible assets acquired totaled approximately $1.3 million which have been identified as product technologies (13-year weighted average useful life.) Inventory acquired totaled approximately $400,000. The acquisition is being accounted for as a purchase and accordingly, we have included the results of operations in the financial statements effective January 12, 2009. The pro-forma effects of the acquisition were not material to our income statement and balance sheet. Ten employees of FlowMedica, Inc. became employees upon completion of the acquisition.

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

Under the October 2006 Stock Purchase Agreement, we agreed to pay a total purchase price of $25.4 million, including $400,000 of assumed liabilities. We made payments of $5.0 million upon the execution of the stock purchase agreement in October 2006, $10.0 million on May 9, 2008 upon the closing of the acquisition, and $5.0 million in November 2008. The remaining $5.0 million is payable in November 2009.

The Stock Purchase Agreement also provides for future royalty payments due on net sales of any catheter-based products sold by us that incorporate irreversible electroporation technology (“IRE”). We hold a license to such technology under a license agreement with the Regents of the University of California (the “UC License”).

We have accounted for the acquisition of Oncobionic as a purchase under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of Oncobionic were recorded as of the acquisition date, at their respective fair values, and consolidated with those of AngioDynamics. Substantially all of the purchase price was recorded as product technology and is being amortized over a 15 year useful life. We have recorded goodwill and a deferred tax liability of $9.3 million. In future periods the deferred tax liability will be reduced to offset the tax impact of non-deductible amortization expense on the intangible assets acquired. The pro-forma impact on prior year results of operations for the nine month period would be approximately $1,260,000 of additional amortization expense or $780,000, net of tax.

Results of Operations

Three Months ended February 28, 2009 and February 29, 2008

Financial Summary. For the third quarter of fiscal 2009, we reported net income of $1.9 million, or $0.08 per diluted common share, on net sales of $49.4 million, compared with net income of $4.9 million, or $0.20 per diluted common share, on net sales of $40.7 million in the third quarter of the prior year. Gross profit was 61.1% in the third quarter of fiscal 2009 compared with 62.2% in the third quarter of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Three Months Ended
	February 28, 2009	February 29, 2008
Net sales	100.0%	100.0%
Gross profit	61.1%	62.2%
Research and development expenses	9.5%	9.7%
Sales and marketing expenses	27.6%	28.8%
General and administrative expenses	14.0%	8.4%
Amortization of intangibles	4.7%	4.4%
Gain on litigation settlement	0.0%	-7.7%
Operating income	5.3%	18.7%
Other income(expenses)	0.2%	0.6%
Net income	3.9%	12.0%

Net sales. Net sales for the fiscal third quarter of 2009 increased by 21%, or $8.7 million, to $49.4 million, from $40.7 million in the fiscal third quarter of 2008. $5.2 million of the $8.7 million was attributable to increased sales of laser ablation products, including those acquired from Diomed. The balance of the growth in net sales was primarily attributable to increased unit sales of LC Bead and the SmartPort CT.

From a business unit perspective, Peripheral Vascular sales increased 35% to $20.7 million from $15.4 million. $5.2 million of the increase was attributable to increased sales of laser ablation products, including those acquired from Diomed. Laser ablation sales increased from $3.1 million in the fiscal third quarter of 2008 to $8.3 million in the fiscal third quarter of 2009, reflecting the acquisition of Diomed and the integration of the VenaCure EVLT product line. Access sales were $17.2 million, an increase of 8%, primarily attributable to increased unit sales of SmartPort CT. Oncology/Surgery sales were $11.5 million, an increase of 22% over the prior year primarily as a result of strong sales of our chemoembolization product, LC Bead.

From a geographical perspective, US sales increased $7.1 million or 19% in the third quarter of 2009 to $44.1 million from $37.0 million a year ago. Approximately $3.3 million of this increase is attributable to the sales of products acquired from Diomed. The balance of this increase is primarily attributable to increased unit sales of LC Bead and the SmartPort CT. International sales increased $1.7 million or 45% in the third quarter of 2009 to $5.4 million from $3.7 million a year ago. Approximately $1.9 million of this increase is attributable to the sales of products acquired from Diomed, offset by decreased sales of our RF Ablation devices. IRE products (Nanoknife) contributed $110,000 in the third quarter of 2009 in International Oncology/Surgery business segment sales.

Gross profit. Our gross profit as a percentage of sales decreased to 61.1% for the third quarter of 2009 from 62.2% for the same period in the prior year. The decrease in gross profit percentage was primarily due to product mix.

Research and development expenses. Research and development (“R&D”) expenses increased by $737,000, or 19%, to $4.7 million in the third fiscal quarter of 2009. The increase is primarily due to increased engineering personnel to support IRE development and commercialization activities as $2.1 million was spent on the program in the third quarter of fiscal 2009. As a percentage of net sales, R&D expenses were 9.5% for the fiscal third quarter of 2009, compared with 9.7% for the same prior year period. At February 28, 2009, we employed 75 people in research, development and regulatory activities compared with 55 people in the prior year quarter.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses increased $1.9 million or 16% to $13.7 million in the third quarter of fiscal 2009. Sales expenses accounted for $1.2 million of the increase, which represented a 13% increase over the prior year, due to personnel expenses related to the increased number of sales territories under the program to expand our Peripheral Vascular and Access sales forces with the addition of 19 new sales representatives, personnel hired in the Diomed acquisition and IRE sales activities. Marketing expenses increased approximately $700,000, or 27%, over the prior year period, primarily due to IRE marketing activities, increased headcount, costs relating to the Diomed acquisition, and additional tradeshows activities. As a percentage of net sales, S&M expenses were 27.6% for the fiscal third quarter of 2009, compared with 28.8% for the prior year period. $340 thousand was spent on IRE sales and marketing activity in the third quarter of fiscal 2009. At February 28, 2009, we employed 185 people in sales and marketing activities, of whom 13 were added in conjunction with the Diomed acquisition, compared with 153 people in the prior year quarter.

General and administrative expenses. General and administrative (“G&A”) expenses increased $3.5 million, or 100%, to $6.9 million primarily due to $2.8 million in transition costs for the CEO position with the remaining due to increased headcount for infrastructure growth across the administrative functions and business unit general management costs, partially offset by reduced legal expenses from now resolved litigation. G&A expenses were 14.0% of net sales, or 8.3% of net sales excluding the CEO transition costs, for the 2009 fiscal third quarter as compared with 8.4% for the prior year third fiscal quarter. As of February 28, 2009, we employed 53 people in general and administrative activities, of whom 5 were added in conjunction with the Diomed acquisition, compared with 36 people in the prior year period.

Amortization of intangibles. Amortization of intangibles increased to $2.3 million in the third quarter of fiscal 2009, from $1.8 million in the same period of the prior year. The increase is primarily attributable to the amortization of intangibles acquired in the acquisitions of Oncobionic and Diomed. Amortization of IRE intangibles was $430 thousand in the third quarter of fiscal 2009.

Gain on litigation settlement. For the three months ended February 28, 2009, there was no litigation provision (gain on settlement) as compared to the same period of the prior year when the settlement of the Diomed litigation, which occurred on April 2, 2008, provided a gain of $3.2 million.

Operating income. Operating income was $2.6 million and $7.6 million for the third quarter of fiscal 2009 and 2008, respectively. As a percentage of sales, operating income for the third quarter of 2009 was 5.3% and would have been 11.0% excluding the aforementioned CEO transition costs, compared with 18.7% in the prior year same period. The prior year period included a $3.2 million gain related to favorable settlement of outstanding litigation. Without the settlement gain, the prior year period would also have been 10.9% of sales.

Other income (expenses). Other income and expenses for the third quarter of fiscal 2009 decreased $145,000 compared with the same period of the prior year due primarily to decreased interest income on reduced cash balances and lower investment returns as a result of market conditions offset by a gain on an interest rate swap compared with a loss a year ago and lower interest expense as a result of the payment of the Convertible Notes assumed in the acquisition of RITA.

Income taxes. Our effective tax rate for the 2009 third fiscal quarter was 29.8% compared to 37.6% a year ago. The current quarter benefited from increased research and development tax credits.

Net income. For the third quarter of 2009, we reported net income of $1.9 million, a decrease of $3.0 million, from net income of $4.9 million for the prior year third quarter primarily due to CEO transition costs included in the current period and the inclusion of the gain related to the favorable settlement of outstanding litigation in the prior year period.

Nine Months ended February 28, 2009 and February 29, 2008

Financial Summary. For the first nine months of fiscal 2009, we reported net income of $7.0 million, or $0.29 per diluted common share, on net sales of $142.2 million, compared with net income of $10.4 million, or $0.43 per diluted common share, on net sales of $119.7 million in the first nine months of the prior year. Gross profit percentage improved to 61.4% for the first nine months of 2009 from 61.2% one year ago.

The following table sets forth certain operating data as a percentage of net sales:

	Nine Months Ended
	February 28, 2009	February 29, 2008
Net sales	100.0%	100.0%
Gross profit	61.4%	61.2%
Research and development expenses	9.2%	8.7%
Sales and marketing expenses	28.6%	28.0%
General and administrative expenses	10.8%	9.7%
Amortization of intangibles	4.8%	4.2%
Gain on litigation settlement	0.0%	-2.6%
Operating income	8.0%	13.3%
Other income(expenses)	-0.5%	0.6%
Net income	4.9%	8.7%

Net sales. Net sales for the fiscal first nine months of 2009 increased by 19%, or $22.5 million, to $142.2 million, from $119.7 million in the fiscal first nine months of 2008. $14.2 million of the $22.5 million increase was attributable to increased sales of laser ablation products, including those acquired from Diomed. The balance of the growth in net sales was primarily attributable to increased unit sales of LC Bead, SmartPort CT, the Morpheus insertion kits and Angiographic products.

From a business unit perspective, Peripheral Vascular sales increased 33% to $60.9 million from $45.9 million. $14.2 million of the increase was attributable to increased sales of laser ablation products, including those acquired from Diomed. Laser ablation sales increased from $9.5 million in the fiscal first nine months of 2008 to $23.7 million in the fiscal first nine months of 2009, reflecting the acquisition of Diomed and the integration of the VenaCure EVLT product line. Access sales were $48.9 million, an increase of 6%, primarily attributable to increased unit sales of SmartPort CT and the Morpheus insertion kits. Oncology/Surgery sales were $32.4 million, an increase of 18% over the prior year, primarily as a result of strong sales of our chemoembolization product, LC Bead.

From a geographical perspective, US sales increased $17.6 million or 16.3% in the first nine months of 2009 to $126.3 million from $108.6 million a year ago. Approximately $9.1 million of this increase is attributable to the sales of products acquired from Diomed. The balance of this increase is primarily attributable to increased unit sales of LC Bead, SmartPort CT, Morpheus insertion kits and Angiographic products. International sales increased $4.8 million or 43.5% in the first nine months of 2009 to $15.9 million from $11.1 million a year ago. This increase is attributable to the sales of products acquired from Diomed, offset by decreased sales of our RF Ablation devices.

Gross profit. Our gross profit as a percentage of sales increased to 61.4% for the first nine months of 2009 from 61.2% for the same period in the prior year. The increase in gross profit percentage was attributable to product mix.

Research and development expenses. Research and development (“R&D”) expenses increased by $2.7 million, or 26%, to $13.1 million in the first nine months of 2009. The increase is primarily due to increased engineering personnel to support IRE development and commercialization activities as $5.2 million was spent on the program in the first nine months of fiscal 2009. As a percentage of net sales, R&D expenses were 9.2% for the first nine months of fiscal 2009, compared with 8.7% for the same prior year period.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses increased $7.2 million or 22% to $40.7 million in the first nine months of fiscal 2009. Sales expenses accounted for $4.8 million of the increase, which represented an 18% increase over the prior year, due to personnel expenses related to the increased number of sales territories under the program to expand our Peripheral Vascular and Access sales forces, personnel hired in the Diomed acquisition and IRE sales activities. Marketing expenses increased $2.4 million, or 34%, over the prior year period, primarily due to IRE marketing activities, increased headcount, costs related to the Diomed acquisition and additional marketing initiatives as a result of the new business unit strategy. As a percentage of net sales, S&M expenses were 28.6% for the first nine months of 2009, compared with 28.0% for the prior year period. $780 thousand was spent on IRE sales and marketing activity in the first nine months of fiscal 2009.

General and administrative expenses. General and administrative (“G&A”) expenses increased $3.8 million, or 32.7%, to $15.4 million for the first nine months of 2009 as compared to the prior year. This increase was primarily due to $3.0 million of costs associated with the CEO transition. The remaining increase is due to increased headcount for infrastructure growth across the administrative functions and business unit general management costs partially offset by reduced legal expenses from now resolved litigation. G&A expenses were 10.8% of net sales for the 2009 fiscal first nine months, or 8.7% excluding the CEO transition costs, compared with 9.7% for the prior year period.

Amortization of intangibles. Amortization of intangibles increased to $6.8 million in the first nine months of fiscal 2009, from $5.0 million in the same period of the prior year. The increase is primarily attributable to the amortization of intangibles acquired in the acquisitions of Oncobionic and Diomed. Amortization of IRE intangibles was $1.3 million in the first nine months of fiscal 2009.

Gain on litigation settlement. For the nine months ended February 28, 2009, there was no litigation provision (gain on settlement) compared with the same prior year period when the settlement of the Diomed litigation, which occurred on April 2, 2008, resulted in a gain of $3.2 million.

Operating income. Operating income was $11.3 million and $15.9 million for the first nine months of fiscal 2009 and 2008, respectively. As a percentage of sales, operating income for the first nine months of 2009 was 8.0% compared to 13.3% in the prior year same period. Excluding the CEO transition costs, operating income would have been 10.1% for the 2009 period. The prior year period included a $3.2 million gain related to favorable settlement of outstanding litigation. Without the gain, the prior year period would have been 10.7% of sales.

Other income (expenses). Other income and expenses for the first nine months of fiscal 2009 decreased $1.3 million compared with the same period of the prior year due primarily to $1.3 million less interest income on reduced cash balances and lower investment returns as a result of market conditions and $305,000 of foreign exchange losses. These amounts were offset by lower interest expense as a result of the payment of the Convertible Notes assumed in the acquisition of RITA.

Income taxes. Our effective tax rate was 34.2% for the first nine months of 2009 compared with 37.5% a year ago. The current year to date period benefited from R&D tax credit utilization. The R&D tax credit expired on December 31, 2007 and was reinstated on October 3, 2008. The reinstatement retroactively extended R&D tax credits from January 1, 2008 to December 31, 2009. The retroactive impact is reflected in our current year to date tax rate.

Net income. For the first nine months of 2009, we reported net income of $7.0 million, a decrease of $3.4 million, from net income of $10.4 million for the prior year period. This decrease is primarily related to CEO transition costs in the current period and the inclusion of the gain related to the favorable settlement of outstanding litigation in the prior year period.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $62.3 million at February 28, 2009, compared with $78.3 million at May 31, 2008. Marketable securities are comprised of U.S. government issued or guaranteed securities, corporate bonds and auction rate securities. At February 28, 2009, total debt was $7.2 million comprised of short and long-term bank debt that financed our facility expansions in Queensbury, New York. This compared with $17.1 million at May 31, 2008 which also included $9.7 million of convertible debt assumed in the RITA acquisition which was paid upon maturity in the first quarter of 2009.

Net cash provided by operating activities for the nine months ended February 28, 2009 was $13.0 million compared with $20.1 million in the same prior year period. Cash generated from operating activities during the first nine months of fiscal year 2009 was primarily the result of net income and the effect on net income of non cash items, such as depreciation and amortization, stock-based compensation and the provision for deferred income taxes, as well as a decrease in accounts receivable offset by increases in inventories and the $6.7 million litigation settlement paid to VNUS Medical.

Net cash used in investing activities was $10.0 million for the nine months ended February 28, 2009 compared with net cash used of $7.8 million for the same prior year period. The net cash used in fiscal 2009 consisted of $10.1 million for the acquisition of Diomed assets, $5.0 million for the contractual Oncobionic payment, $1.4 million for the acquisition of FlowMedica assets and fixed asset additions of $3.5 million, offset by net proceeds from the sale, maturity and purchase of available-for-sale short term investments.

Net cash used in financing activities was $8.2 million for the nine months ended February 28, 2009 compared with cash provided by financing activities of $3.0 million for the comparable prior year period. Cash used in financing activities for the nine months ended February 28, 2009 primarily consisted of payment of convertible note and long-term debt obligations of $10.0 million offset by proceeds from the exercise of stock options and ESPP of $1.8 million.

Our contractual obligations and their effect on liquidity and cash flows have not changed substantially from that disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2008 with the exception of the convertible debt, including interest totaling $10.1 million and the $6.8 million litigation settlement which were both paid in the first quarter of fiscal 2009. In addition, we paid a $5.0 million installment in November 2008 in connection with the Oncobionic acquisition.

In fiscal 2003, we financed an expansion of our headquarters and manufacturing facility with industrial revenue bonds for $3.5 million. To secure this financing, we entered into agreements with local municipalities, a bank, a trustee and a remarketing agent. These agreements are referred to as the IDA agreements. The proceeds of the bonds were advanced as construction occurred. The bonds reprice every seven days and are resold by a Remarketing Agent. The bonds bear interest based on the market rate on the date the bonds are repriced and require quarterly principal payments ranging from $25,000 to $65,000 plus accrued interest through May 2022. We entered into an interest rate swap with a bank to convert the initial variable rate payments to a fixed interest rate of 4.45% per annum. The IDA agreements contain financial covenants relating to fixed charge coverage and interest coverage. The outstanding debt is collateralized by a letter of credit ($2.4 million at February 28, 2009) and a first mortgage on the land, building and equipment comprising our facility in Queensbury, and we are required to pay an annual fee ranging from 1.0% to 1.9% of the outstanding balance depending on our financial results. The current fee is 1.0% and is in effect until August 22, 2009.

In fiscal 2007, we financed the expansion of our warehouse and manufacturing facility in Queensbury, New York. The expansion was financed principally with taxable adjustable rate notes (the “Notes”) issued by us aggregating $5,000,000 and maturing in 2026. The Notes were issued under a trust agreement by and between us and a bank, as trustee (the “Trustee”). In connection with the issuance of the Notes, we entered into a letter of credit and reimbursement agreement (the “Reimbursement Agreement”) with the Bank that requires the maintenance of a letter of credit to support principal and certain interest payments on the Notes and requires payment of an annual fee on the outstanding balance. The current fee is 0.75% and is in effect until December 2009. We also entered into a remarketing agreement, pursuant to which the remarketing agent is required to use its best efforts to arrange for sales of the Notes in the secondary market. In connection with this financing, we entered into an interest rate swap agreement (the “2006 Swap Agreement”) with the Bank, effective December 2006, with an initial notional amount of $5,000,000, to limit the effect of variability due to interest rates on the rollover of the Notes. The 2006 Swap Agreement is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The 2006 Swap Agreement requires us to pay a fixed rate of 5.06% and receive payments based on 30-day LIBOR repriced every seven days through December 2016. The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Reimbursement Agreement are collateralized by the aforementioned letter of credit and all of our assets. The debt covenants and the collateralization of substantially all of our assets to secure these financings may restrict our ability to obtain debt financing in the future.

During the nine months ended February 28, 2009, the Convertible Notes assumed in the acquisition of RITA on January 29, 2007 with an aggregate principal amount of $9.7 million matured and were paid in cash.

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

At February 28, 2009, we maintained variable interest rate financing of $7.1 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with a bank under which we agreed to pay the bank fixed annual interest rate of 4.45% and 5.06% and the bank assumed our variable interest payment obligations under the financing.

Approximately 5% of our sales in the first nine months of fiscal 2009 were denominated in currencies other than the US dollar, primarily the Euro and GB pound.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ANGIODYNAMICS, Inc. (Registrant)

Date: April 9, 2009	/s/ Johannes C. Keltjens
Johannes C. Keltjens, President,
Chief Executive Officer (Principal Executive Officer)

Date: April 9, 2009	/s/ D. Joseph Gersuk
D. Joseph Gersuk, Executive Vice President,
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002