Form 10-K
period 2009-05-31
ANGIODYNAMICS INC
filed 2009-08-14
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $290,652,045, computed by reference to the last sale price of the common stock on that date as reported by The Nasdaq Global Select Market.

As of July 31, 2009, there were 24,433,049 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this annual report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed within 120 days of registrant’s fiscal year ended May 31, 2009.

AngioDynamics, Inc. and Subsidiaries

Part I

Item 1.	Business

(a) General Development of Business

Overview

We are a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD, and local oncology therapy options for treating cancer, including radiofrequency ablation, or RFA, systems, irreversible electroporation, or IRE, surgical resection systems and embolization products for treating benign and malignant tumors. We design, develop, manufacture and market a broad line of therapeutic and diagnostic devices that enable interventional physicians (interventional radiologists, vascular surgeons, surgical oncologists and others) to treat PVD, tumors, and other non-coronary diseases. Unlike several of our competitors that focus on the treatment of coronary diseases, we believe that we are the only company whose primary focus is to offer a comprehensive product line for the interventional treatment of PVD, tumors and other non-coronary diseases.

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

History

AngioDynamics was founded in 1988 as a division and incorporated in 1992 in Delaware as a wholly owned subsidiary of E-Z-EM. We completed our initial public offering in 2004 by raising net proceeds of approximately $21.7 million at an offering price of $11.00 per share. In 2006 we completed a follow-on offering, raising net proceeds of approximately $61.9 million at a public offering price of $24.07 per share.

Recent Developments

CEO Transition

On January 20, 2009, we entered into an Employment Agreement and Non-Statutory Stock Option Agreement with our then chief executive officer that provided, among other things, for a transition to a new chief executive officer. The transition to the new chief executive was completed in the third quarter of fiscal 2009. The former chief executive officer did not have an operating role after February 28, 2009. Accordingly, we recorded a provision in fiscal 2009 of approximately $2.9 million in general and administrative expenses for all current and future costs associated with the aforementioned Employment Agreement and Non-Statutory Stock Option Agreement and certain costs associated with the recruitment of a new chief executive officer. The new CEO commenced employment with us in March 2009.

Acquisition of FlowMedica, Inc.

On January 12, 2009, we completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica products. With this acquisition, we purchased the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy. Intangible assets acquired totaled approximately $1.3 million which have been identified as product technologies (10-year weighted average useful life). Inventory acquired totaled approximately $400,000. The acquisition is being accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective January 12, 2009, the date of acquisition. The pro-forma effects of the acquisition were not material to our income statement and balance sheet. Ten employees of FlowMedica, Inc. became employees upon completion of the acquisition.

Acquisition of Certain Assets of Diomed

On June 17, 2008, we completed the acquisition of certain U.S. assets of Diomed, Inc. and UK assets of Diomed UK Limited., in separate transactions, for an aggregate purchase price of approximately $11.1 million in cash including capitalized acquisition costs. With this acquisition, we substantially strengthened our position in the market for the treatment of varicose veins. The combination of Diomed endovenous laser products with our existing venous product line provides us with a comprehensive venous product offering. The total of the net tangible assets acquired was $5.5 million. Goodwill recorded as a result of these acquisitions was approximately $1.9 million. Intangible assets acquired, other than goodwill, totaled approximately $3.7 million of which $3.6 million has been identified as customer relationships (8 -year estimated weighted average useful life) and $100,000 has been identified as product technologies (10 -year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective June 17, 2008, the date of acquisition. The pro-forma effects of the Diomed acquisition on our income statement and balance sheet were not material. Thirty five employees of Diomed became employees of ours upon completion of the acquisition.

Acquisition of Oncobionic

On May 9, 2008, we completed the acquisition of all the issued and outstanding shares of capital stock of Oncobionic, Inc. pursuant to the terms of the Stock Purchase Agreement entered into on October 12, 2006. The closing of the acquisition came as a result of the successful use of irreversible electroporation (IRE) technology in the first human clinical trial for the treatment of soft tissue, conducted during the first week of April 2008.

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

We have accounted for the acquisition of Oncobionic as a purchase under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of Oncobionic were recorded as of the acquisition date, at their respective fair values, and consolidated with those of AngioDynamics. $25.2 million of the purchase price was recorded as product technology and is being amortized over a 15 year useful life. We recorded goodwill and a deferred tax liability of $9.3 million. In future periods the deferred tax liability will be reduced to offset the tax impact of non-deductible amortization expense on the intangible assets acquired. The pro-forma impact on prior year results of operations would be approximately $1,680,000 of additional amortization expense or $1,040,000, net of tax.

(b) Narrative Description of Business

General

Historically, we reported our results of operations as a single segment. Beginning June 1, 2008, we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of the venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of the dialysis, ports and PICC product lines. The Oncology/Surgery segment is comprised of the RFA, embolization, Habib and NanoKnife product lines. Prior periods have been recast for net sales and gross profit for this new reporting structure.

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

In January 2007, we completed the acquisition of RITA Medical Systems, Inc., (“RITA”), which clarified our position, we believe, as the only company focused on minimally-invasive treatments for cancer patients with an emphasis on the growing segment of interventional oncology. This acquisition created a diversified medical technology company with a broad line of access, diagnostic and therapeutic products that enable interventional physicians and surgeons to treat peripheral vascular disease and cancerous tumors. Interventional oncology is a large and growing area for our existing customer base and RITA’s leadership position, premium products and excellent reputation fit our strategy. RITA had a very strong position in vascular access ports, which are an ideal sales fit with our Morpheus® CT PICC. In addition, in May 2008 we acquired irreversible electroporation (IRE) technology which will be complementary to RITA’s diverse offering of local oncology therapies, including its market-leading RFA systems, Habib SealerTM resection devices and LC BeadsTM for tumor embolization. We are in the process of commercializing the IRE technology. In June 2008, we completed the acquisition of certain U.S. and U.K. assets of Diomed, Inc. With this acquisition, we substantially strengthened our position in the market for the treatment of varicose veins. The combination of Diomed endovenous laser products with our existing venous product line provides us with a comprehensive venous product offering. In January 2009, we completed the acquisition of certain assets of FlowMedica, Inc. providing us with the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy.

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. At May 31, 2009, our sales organization numbered 139 in the U.S. and 15 outside the U.S. including direct sales representatives, clinical specialists, and management personnel. For fiscal years 2009, 2008 and 2007, net sales outside the U.S. as a percentage of total net sales were 11.1%, 9.5%, and 6.3% respectively. Sales to any one country outside the U.S. did not comprise a material portion of our net sales in any of the last three fiscal years. We support our customers and sales organization with a marketing staff that includes product managers, customer service representatives and other marketing specialists. Our dedicated sales force, growing portfolio of products and acquisitions have contributed to our strong sales growth.

Peripheral Vascular Disease

Peripheral vascular disease encompasses several conditions in which the arteries or veins that carry blood to or from the legs, arms or non-cardiac organs become narrowed, obstructed or stretched. Structural deterioration in the blood vessels due to aging and the accumulation of atherosclerotic plaque results in restricted or diminished blood flow. Common symptoms include numbness, tingling, persistent pain or cramps in the extremities, and deterioration of organ function, such as renal failure or intestinal malabsorption. Common PVDs also include venous insufficiency, a malfunction of one or more valves in the leg veins, which often leads to painful varicose veins and/or potentially life-threatening blood clots, and abdominal aortic aneurysms, or AAA, a ballooning, or stretching, of the aorta, which can lead to a potentially fatal rupture. Individuals who are older than age 50, smoke, are overweight, have lipid (i.e., cholesterol) disorders, are diabetic or have high blood pressure are at the greatest risk of developing PVD.

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

Peripheral interventional procedures are performed primarily by physicians specially trained in minimally-invasive, image-guided techniques. This group of interventional physicians includes interventional radiologists, vascular surgeons and others. Interventional radiologists are board-certified radiologists who are fellowship trained in image-guided, percutaneous (through the skin) interventions. These physicians historically have developed many interventional procedures, including balloon angioplasty, vascular stenting and embolization, and perform the majority of peripheral interventional procedures. There are currently more than 5,000 interventional radiologists in the United States performing more than four million procedures annually. Vascular surgeons have traditionally been trained for open surgical repair of arterial and venous disorders. A large number are now increasingly performing interventional procedures and accredited vascular surgery training programs now generally require instruction in interventional, image-guided peripheral vascular procedures. Increasingly, interventional radiologists and vascular surgeons are forming joint practices to capture additional patient referrals by providing a broader range of interventional treatments. Other physicians who perform peripheral interventional procedures include interventional cardiologists and interventional nephrologists.

Interventional and Surgical Oncology

Interventional oncology is an emerging specialty in which minimally-invasive techniques and technologies are used to diagnose and treat cancers throughout the body. Percutaneous biopsy, chemoembolization, tumor ablation, PICC and port implantation, and radiofrequency ablation are just a few of the numerous procedures performed by interventional oncologists. In collaboration with other medical specialties focused on the cancer patient, the interventional oncologist brings an expertise in advanced imaging, catheter-based techniques, and minimally-invasive procedures not found in other medical specialties.

Products

Our current product offerings fall under three product groupings, which are paralleled by our organizational structure of three Strategic Business Units – Peripheral Vascular, Access and Oncology/Surgery.

All products discussed below have been cleared for sale in the United States by the U.S. Food and Drug Administration (FDA).

We have registered a number of marks with the U.S. Patent and Trademark Office, including Pulse*Spray; MORPHEUS CT; EVENMORE; ABSCESSION; TOTAL ABSCESSION; SPEEDLYSER; ANGIOFLOW; HYDROTIP; MEMORY TIP; SOS OMNI; StarBurst LifeJet; Circle C; Vortex; LifeGuard; NeoStar; LifeValve;

Centros; DuraMax; SmartPort; Profiler; VenaCure EVLT; NanoKnife; Benephit; and SOFT-VU. This annual report on Form 10-K also contains trademarks of companies other than AngioDynamics.

PERIPHERAL VASCULAR

The Peripheral Vascular Strategic Business Unit manages our Venous, Angiographic, PTA, Drainage, Thrombolytic Targeted Renal Therapy, Micro Access and Transjugular Access product lines.

Venous Products

Our venous products consist of our VenaCure EVLT™ products and Sotradecol®.

Our VenaCure EVLT products are used in endovascular laser procedures to treat superficial venous disease (varicose veins). Superficial venous disease is a malfunction of one or more valves in the leg veins. These procedures are a less invasive alternative to vein stripping for the treatment of this condition. Vein stripping is a lengthy, painful and traumatic surgical procedure that involves significant patient recovery time. In contrast, venous laser treatment is an outpatient procedure that generally allows the patient to quickly return to normal activities with no scarring and minimal post-operative pain.

With our VenaCure EVLT products, laser energy is used to stop the source of the pressure by ablating, or collapsing and destroying, the affected vein. The body subsequently routes the blood to other healthy veins. Our products are sold as a system that includes a diode laser with our family of disposable laser fiber components, training and marketing materials. The diode laser is a self-contained reusable instrument. The disposable components in the system include a laser fiber system, an access sheath, access wires and needles. The training and marketing materials include a two-day physician training course, a comprehensive business development package and patient marketing materials.

An important part of our focus on the peripheral vascular disease market is the treatment of varicose veins. With an estimated one-half of all Americans older than age 60 suffering from varicose veins, the market for this treatment is large and growing. We believe that Sotradecol® , a sclerosing drug approved by the FDA that we introduced in November 2005, combined with our currently available precision drug-delivery catheter technology, such as UNI*FUSE™, will become an important method of treating varicose veins. Sotradecol has been shown to be an effective treatment of small, uncomplicated varicose veins of the lower extremities, in addition to ablation of the great saphenous vein. Catheter-directed sclerotherapy has the advantages of requiring no investment in capital equipment and requires no local anesthesia because it is virtually pain free.

We believe that laser-based treatment systems will continue to be an important part of the vein treatment market in the United States for some time, but that laser treatments may eventually be eclipsed by catheter-directed sclerotherapy, as has occurred in Europe. This approach to treating varicose veins has the potential for greater intellectual property protection than our laser-based VenaCure products and, most importantly, can be incorporated with some of our existing patented products. Bioniche Pharma Group Limited has appointed us the exclusive distributor to all “persons” in the United States of Sotradecol, which may include hospital pharmacies, group purchasing organizations and wholesalers, as well as all physicians, for use in treating varicose veins or other approved vascular indications. Sotradecol is the only FDA-approved sodium tetradecyl sulfate injection currently available in the United States.

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

We manufacture angiographic catheters that are available in more than 500 tip configurations and lengths, either as standard items or made to order, and an advanced guidewire.

•	SOFT-VU®. Our proprietary SOFT-VU technology incorporates a soft, atraumatic tip that is easily visualized under fluoroscopy.

•	ANGIOPTICTM. The ANGIOPTIC line is distinguished from other catheters because the entire instrument is highly visible under fluoroscopy.

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

Our PTA dilation balloon catheters include:

•

WORKHORSE®. The WORKHORSE product is a high-pressure, low-profile, non-compliant balloon catheter offered in 54 configurations. While the WorkHorse can perform other peripheral PTA procedures, we believe the device is used primarily for treating obstructed dialysis access sites.

•

WORKHORSE® II. The WORKHORSE II is a high-pressure, low-profile, non-compliant PTA balloon catheter. This product is an extension to our WORKHORSE PTA catheter, with enhanced WORKHORSE features to improve product performance during declotting procedures for dialysis access sites.

•

PROFILER®. The PROFILER is a low-profile, high-pressure, non-compliant, high-visibility balloon catheter that features a soft, radiopaque, tapered tip and a flexible, non-kinking catheter shaft with exceptional pushability. The low profile of the PROFILER opens access to small vessels and tortuous anatomy and is available with multiple balloon sizes and catheter lengths.

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

Targeted Renal Therapy

With the acquisition of certain assets of FlowMedica on January 12, 2009, AngioDynamics purchased the Benephit product line – a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury. Benephit is representative of the emerging field of Targeted Renal Therapy, which is the delivery of therapeutic agents directly to the kidneys via the renal arteries as an alternative to the standard delivery method of systemic intravenous (IV) infusion to address kidney dysfunction related to a number of conditions, including cardiovascular, endovascular, surgical procedures and diseases. Systemic infusion often is associated with serious side effects such as hypotension. Clinicians have postulated that the amount of medication that reaches the kidneys via systemic infusion often does not attain therapeutic levels and therefore lead to treatment failure. As a result, physicians are now assessing the premise that Targeted Renal Therapy may maximize the benefit of medications because drugs can be delivered in therapeutic doses directly to the kidneys through the renal arteries. Targeted Renal Therapy can be used in numerous hospital settings including the Coronary Catheterization Laboratory, the Radiology Laboratory, the Surgical Suite, the Intensive Care Unit (ICU) and the Coronary Care Unit (CCU). Clinical use of FlowMedica’s Benephit® CV Infusion System and Benephit XT Infusion System may prove beneficial to interventional cardiologists, interventional radiologists, nephrologists, and interventionally-skilled cardiothoracic and vascular surgeons.

Micro Access

Our micro access sets provide interventional physicians a smaller introducer system for minimally-invasive procedures. AngioDynamics’ Micro Access product line provides physicians with the means to build a custom set from the wide selection of configurations available, including four wires in two different lengths, seven needle options and three sheath dilator options.

Transjugular Access

Our transjugular liver access set is used to provide access in a transjugular intrahepatic portosystemic shunt (TIPS) procedure. A TIPS procedure involves placing a shunt in the liver between the hepatic and portal veins. This relieves the pressure on the portal system in an effort to resolve the bleeding complications often encountered in end-stage liver failure.

ACCESS

The Access Strategic Business Unit manages our Dialysis, Port and PICC product lines.

Dialysis Products

We market a complete line of dialysis products that provide short and long-term vascular access for dialysis patients. Dialysis, or cleaning of the blood, is necessary in conditions such as acute renal failure, chronic renal failure and end-stage renal disease, or ESRD. The kidneys remove excess water and chemical wastes from blood, permitting clean blood to return to the circulatory system. Waste substances cannot be excreted when the kidneys malfunction, creating an abnormal buildup of wastes in the bloodstream. Dialysis machines are used to treat this condition. Dialysis catheters, which connect the patient to the dialysis machine, are used at various stages in the treatment of every dialysis patient.

We currently offer a wide variety of dialysis catheters, including:

•

DuraMaxTM. The DuraMax catheter is AngioDynamics’ latest evolution of our market-leading, stepped-tip catheter design. It incorporates numerous design enhancements that improve ease of use, dialysis efficiency and overall patient outcomes. DuraMax is the initial dialysis catheter that is fully manufactured by AngioDynamics.

•	SCHONTM. The SCHON chronic dialysis catheter is designed to be self-retaining, deliver high flow rates and provide patient comfort. The Schon is for long-term use.

•

EVENMORE®. The EVENMORE is a low-profile, end-hole design catheter that provides very efficient dialysis. It was designed for long-term use with our proprietary Durathane® shaft, which offers high resistance to chemicals used to clean the insertion site.

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

•

LIFEJET® F-16. The LIFEJET F-16 chronic dialysis catheter features a unique “Circle C” lumen design and the largest internal diameter available. This facilitates high flow rates while keeping arterial and venous pressures low.

We purchase some products from Medical Components, Inc., or Medcomp, and resell under our name, including our Schon, Schon XL and Dura-Flow dialysis catheters under an exclusive worldwide license. We also purchase our Dynamic Flow catheters under a non-exclusive license from Medcomp.

Image-Guided Vascular Access

Image-guided vascular access, or IGVA, involves the use of advanced imaging equipment to guide the placement of catheters that deliver primarily short-term drug therapies, such as chemotherapeutic agents and antibiotics, into the central venous system. Delivery to the circulatory system allows drugs to mix with a large volume of blood as compared to intravenous drug delivery into a superficial vessel. IGVA procedures include the placement of peripherally inserted central catheter, or PICC, lines, implantable ports and central venous catheters, or CVCs.

Our PICC products include:

•

MORPHEUS® CT PICC. MORPHEUS® CT PICC Insertion Kit. In May 2006, we introduced our insertion kit, which allows our Morpheus CT PICC to be inserted at a patient’s bedside instead of in the hospital radiology suite. The kit was specifically designed for interventional radiologists, nurse practitioners, physician assistants and radiology technicians who perform placement of PICC lines. These PICC lines provide short or long-term peripheral access to the central venous system for intravenous therapy and blood sampling. They are constructed of a biocompatible and durable material called Durathane®, and have increased stiffness from the proximal end to the distal end, which provides ease of use and enhanced patient safety and comfort. These products are intended for use with CT injectors, allowing physicians to use the existing PICC for both medications and CT imaging, thus avoiding the need for an additional access site.

Ports are implantable devices utilized for the central venous administration of a variety of medical therapies and for blood sampling and diagnostic purposes. Central venous access facilitates a more systemic delivery of treatment agents, while mitigating certain harsh side effects of certain treatment protocols and eliminating the need for repeated access to peripheral veins. Depending upon needle gauge size and the port size, a port can be utilized for up to approximately 2,000 accesses once implanted in the body. Our ports are used primarily in systemic or regional short and long-term cancer treatment protocols that require frequent infusions of highly concentrated or toxic medications (such as chemotherapy agents, antibiotics or analgesics) and frequent blood samplings.

Our port products and accessories include:

•

Our Vortex® line of ports is a clear-flow port technology that, we believe, revolutionized port design. With its rounded chamber, the Vortex® is designed to have no sludge-harboring corners or dead spaces. This contrasts to conventional ports where a squared reservoir design promotes sludge accumulation setting the stage for occlusions and infections. A tangential stem adds to the flow dynamics, which is designed to result in a hyper-cleaning flow process to remove blood deposits and drug residuals. This product line consists of the following titanium, plastic and dual-lumen offerings within its family of products: (i) Vortex VX; (ii) Vortex TR; (iii) Vortex LP; and (iv) Vortex MP.

•

The Smart Port™ power-injectable port with Vortex technology is a new type of port that offers the ability for a clinician to access a vein for both the delivery of medications or fluids and for administering power-injected contrast to perform a Computed Tomography (CT) scan. The ability to access a port for power-injected contrast studies eliminates the need for additional needle sticks in the patient’s arm and wrist veins. Once implanted, repeated access to the bloodstream can be accomplished with greater ease and less discomfort.

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

Our central venous catheter products include:

•

Neostar®. The Neostar® Tunneled Central Venous Catheters are among the most well known and trusted names in catheters. The central venous catheters are intended for long-term vascular access, suitable for chemotherapy, infusion of intravenous fluids or drugs, parental nutrition, transfusion or sampling blood products. With single, double and triple lumen configurations, one-piece Y-hubs for mirror smooth transition points and complete tray availability, the Neostar ® is an excellent choice for patients.

ONCOLOGY/SURGERY

Oncology/Surgery includes our RFA, Embolization and IRE product lines.

Radiofrequency Ablation Products

Radiofrequency Ablation (RFA) products use radiofrequency energy to provide a minimally invasive approach to ablating solid cancerous or benign tumors. Our system delivers radiofrequency energy to raise the temperature of cells above 45-50°C, causing cellular death.

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

During the procedure, our system automatically adjusts the amount of energy delivered in order to maintain the temperature necessary to ablate the targeted tissue. For a typical 5cm ablation using our Starburst XLie disposable device, the ablation process takes approximately ten minutes. When the ablation is complete, pulling back on the handle of the device causes the curved wire array to be retracted into the device so it can be removed from the body. Our disposable device cauterizes the tissue along the needle tract, which we believe kills any residual cancer cells that might be removed from the tumor.

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

•

Minimally-Invasive Procedure. The RFA system offers physicians an effective minimally-invasive treatment option with few side effects or complications. Our products can be used in an outpatient procedure that requires only local anesthesia, and patients are typically sent home the same day with a small bandage over the entry site. Alternatively, patients can be treated with just an overnight hospital stay either through a small wound in the skin or laparoscopically through several small incisions. Compared to existing alternatives, we believe our minimally-invasive procedure is cost-effective and can result in reduced hospital stays.

•

Proprietary Array Design and Temperature Feedback Provide Procedural Control. Our array design enables the physician to predictably ablate large volumes of targeted tissue. In addition, our temperature feedback feature allows physicians to ensure that the temperature is high enough at the electrode to achieve cell death.

•

Repeat Treatments Possible. Cancer is most often a recurrent disease. However, due to the invasive nature of other treatment options, such as surgery, the majority of patients who undergo traditional therapies cannot be retreated in the event that new tumors appear or previously treated tumors reappear. Because of the minimally-invasive nature of our procedure, patients treated with our RFA system can often be retreated.

•

Broadly Applicable Technology. Our significant clinical experience with liver tumors and bone tumors, as well as feasibility studies in other organs, indicates that our technology may in the future be broadly applied to the ablative treatment of solid tumors in the lung, breast, uterus, prostate and kidney.

While there are numerous benefits of our system, there are some side effects of treatment as well. Published reports on the use of the RFA system indicate low overall complication rates. These include ground-pad burns, which are burns that can occur when there is a concentration of heat at the ground-pad site, bleeding, abscesses and, in cases involving the treatment of bone tumors, fractures and nerve damage. Studies have also shown some recurrence of tumors following treatment with our system. In many cases where tumors recur, however, our procedure can often be repeated. In rare cases, unintentional physician misuse of our system has resulted in patient deaths.

Radiofrequency Ablation Product Technology

Our radiofrequency ablation products are based on proprietary technology used to ablate tissue in a controlled manner. A radiofrequency generator supplies energy through our disposable device placed within the targeted tissue. Our devices contain curved, space-filling arrays of wires that are deployed from the tip to allow the radiofrequency energy to be dispersed throughout the tumor.

Radiofrequency energy supplied by the generator produces ionic agitation, or cellular friction, in the tissue closely surrounding the electrode. This friction produces heat that can be used to predictably ablate volumes of tissue. To effectively ablate tissue, it must be heated to an approximate temperature of 45- 50°C, or 113-122°F.

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

The RFA system consists of a radiofrequency generator and a family of disposable devices. We also market the HABIB 4X® resection device under a distribution agreement with EMcision Limited. In addition to the intra-operative (open surgery) device HABIB 4X, AngioDynamics markets a minimally-invasive version of the HABIB 4X device, a Laparoscopic 4X unit, specifically indicated for clinical use in minimally invasive laparascopic surgery (MILS) procedures in surgical specialties such as: Hepato-Biliary, GI, Surgical Oncology, Transplant Surgery and Urology (Partial Nephrectomy Resections).

	Product Name	Description
Disposable Electrodes:	StarBurst	Creates a scalable 2-3cm ablation.
	StarBurst XL	Creates a scalable 3-5cm ablation.
	StarBurst SDE	Creates a 2cm ablation, via a side-deployed array.
	StarBurst Semi-Flex	Creates a scalable 3-5cm ablation and has a partially flexible shaft.
	StarBurst XLie	Creates a scalable 4-7cm ablation. Requires an accessory infusion pump for irrigation of saline. Attached tubing standard.
	StarBurst XLie Semi-Flex	Creates a scalable 4-7cm ablation. Requires an accessory infusion pump for irrigation of saline. Attached tubing standard.
	StarBurst Talon: Straight	Creates a scalable 2-4cm ablation. Requires an accessory infusion pump for irrigation of saline.
	StarBurst Talon: Semi-Flex	Creates a scalable 2-4cm ablation. Requires an accessory infusion pump for irrigation of saline.
Resection Device:	HABIB® 4X	Surgical resection device.
Generators:	Model 1500X	250 Watt Capable Generator with Field-Software Upgradeability.

RFA Disposable Electrodes

Our RFA disposable electrodes all consist of needle shaped electrodes containing curved wire arrays that are deployed into the targeted body tissue. Each device contains several thermocouples, or temperature sensors, which provide feedback to the physician of the tissue temperature during the ablation and allow the generator to automatically adjust the amount of radiofrequency energy so that the desired tissue temperature can be achieved.

Our RFA disposable electrodes are available in different array sizes to allow the physician to create a spherical ablation volume of anywhere from two to seven centimeters. In addition, depending on product line, the devices are available in 10, 12, 15 or 25cm lengths to allow physicians to access tumors that are located more or less deeply within the body. Each RFA disposable device is supplied with one or more ground pads to allow a return path for the flow of radiofrequency energy from the patient back to the generator.

RF Resection Device

We have an exclusive worldwide license with EMcision Limited to sell the HABIB® 4X bipolar radiofrequency resection device. This product is designed to coagulate a “surgical resection plane” to facilitate a fast dissection with limited blood loss. It is compatible with our Model 1500 and Model 1500X radiofrequency generators.

RFA Generators

All of our generators employ an internal computer to assist the physician in safely and effectively controlling the delivery of radiofrequency during ablation or surgical resection procedures. In addition, each generator has a display to convey information to the physician while using the system. Our Model 1500X generators have the ability, using a laptop computer, to display real-time, color-coded graphs of items such as power, temperature and impedance to aid the user in controlling the system and to collect procedural information for the patient’s record. These generators are designed to have their software changed in the field through the insertion of a small card containing electronic memory circuits.

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

NanoKnife Products

Our recently introduced NanoKnife™ System is the first commercially available technology platform based on the principles of Irreversible Electroporation (IRE). IRE is for the surgical ablation of soft tissue. IRE utilizes high voltage electrical pulses to permanently open pores in target cell membranes. These permanent pores or nano-scale defects in the cell membranes result in cell death. The treated tissue is then removed by the body’s natural processes in a matter of weeks – mimicking natural cell death. Unlike other ablation technologies, IRE is non-thermal – allowing targeted tissue elimination while sparing critical structures, such as ducts, blood vessels and nerves.

The Nanoknife IRE System consists of two major components: a Low Energy Direct Current (“LEDC”) Generator and needle-like electrode Probes. Up to six (6) electrode Probes can be placed into or around the targeted soft tissue. Once the Probes are in place, the user enters the appropriate parameters for voltage, number of pulses, interval between pulses, and the pulse length into the generator user interface. The generator then delivers a series of short electric pulses between each electrode Probe. The energy delivery is hyperechoic and can be monitored under real-time ultrasound.

Data gathered through bench, preclinical studies, and early human experience, suggest that the Nanoknife IRE System has the following characteristics:

•	Spares vital structures. Because IRE is non-thermal, vasculature, nerves and ducts remain intact. IRE enables ablation treatment at or near critical structures, resulting in selective tissue damage.

•

Eliminates heat sink issues seen with other ablation modalities. Since IRE is non-thermal, it is not susceptible to non-uniform ablation zones due to heat sinks (in the case of RFA) or heat sources (in the case of cryoablation).

•

Real-time imaging during IRE. An IRE ablation can be detected real-time with ultrasound and CT imaging. Moreover, these imaging modalities are not rendered “useless” during the procedure – as is the case with ultrasound with RFA and cryoablation.

•	Tissue treated in organs that regenerate may be replaced by normal tissue.

•	Minimal to no pain reported by patients following treatment.

Research & Development

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For fiscal 2009, 2008 and 2007, our research and development (“R&D”) expenditures were $17.9 million, $14.4 million, and $20.6 million, respectively, and constituted 9.2%, 8.7%, and 18.3%, respectively, of net sales. A significant portion of our R&D expenses in 2007 related to a charge of $12.1 million for in-process R&D required under purchase accounting rules from our acquisition of RITA. Without this charge, our R&D expenses were approximately 7.5% of net sales in 2007. R&D activities include research, product development, intellectual property and regulatory affairs. We expect that our R&D expenditures will be approximately 10% of net sales in fiscal 2010 primarily due to investment in IRE technology and remain in the range of 8 to 10% of net sales thereafter. However, downturns in our business could cause us to reduce our R&D spending.

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

In addition, we compete with providers of other medical therapies, such as pharmaceutical companies, that may offer non-surgical therapies for conditions that currently, or in the future, may be treated using our products. Our primary device competitors include: Biosphere Medical (Direct LC Bead competitor); Boston Scientific Corporation; Cook Medical; Navilyst Medical; Cordis Corporation, a subsidiary of Johnson & Johnson, Inc.; C.R. Bard; Radionics, a division of Integra LifeSciences Corporation; Medical Components, Inc. or Medcomp; Arrow International, a subsidiary of TeleFlex Medical; Smith’s Medical, a subsidiary of Smiths Group plc; EV3, Inc.; Kendall Healthcare, a subsidiary of Covidien; Vascular Solutions; and VNUS Medical, a company recently acquired by Covidien.

Medcomp supplies us with most of our dialysis catheters, but also competes with us by selling other catheters.

Many of our competitors have substantially greater financial, technological, research and development, regulatory, marketing, sales and personnel resources than we do. Competitors may also have greater experience in developing products, obtaining regulatory approvals, and manufacturing and marketing such products. Additionally, competitors may obtain patent protection or regulatory approval or clearance, or achieve product commercialization before us, any of which could materially adversely affect us.

We believe that our products compete primarily on the basis of their quality, ease of use, reliability, physician familiarity and cost-effectiveness. Generally, our products are sold at higher prices than those of our competitors. In the current environment of managed care, which is characterized by economically motivated buyers, consolidation among health care providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price. We believe that our continued competitive success will depend upon our ability to develop or acquire scientifically advanced technology, apply our technology cost-effectively across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel, obtain patent or other protection for our products, obtain required regulatory and reimbursement approvals, manufacture and successfully market our products either directly or through outside parties and maintain sufficient inventory to meet customer demand.

Sales and Marketing

We focus our sales and marketing efforts on interventional radiologists, vascular surgeons, and interventional and surgical oncologists. There are more than 5,000 interventional radiologists, 2,000 vascular surgeons, and 2,000 interventional and surgical oncologists in the United States. We seek to educate these physicians on the clinical efficacy, performance, ease of use, value and other advantages of our products.

We also involve ourselves in assisting interventional physicians with clinical practice building for outpatient interventional procedures. This can include outpatient practices in vein, dialysis access management, tumor ablation, pain management and broad based interventional procedures.

We promote our products through medical society meetings that are attended by interventional radiologists, vascular surgeons, interventional cardiologists, interventional nephrologists, interventional oncologists and others. Our attendance at these meetings is an important method of communicating with our customers. We receive direct feedback from customers and present new ideas and products at these meetings. As these societies rely on industry participation and support in order to effectively hold these meetings, attendance also reflects our support and commitment to the medical societies.

Backlog

Historically, we ship 95% of products sold in the United States within 48 hours of receipt of the orders, and accordingly our backlog is not significant.

Manufacturing

We own a manufacturing, administrative, engineering and warehouse facility of approximately 104,000 square feet in Queensbury, New York. We also lease a manufacturing facility of approximately 60,000 square feet located in Manchester, Georgia and a 7,000 square foot manufacturing facility in Fremont, CA. We lease a manufacturing facility of approximately 20,000 square feet in the United Kingdom that we acquired in June 2008 in connection with our acquisition of certain assets of Diomed, Ltd. We believe these facilities have sufficient capacity to meet our anticipated manufacturing needs for the next five years.

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

We purchase components from third parties. Most of our components are readily available from several supply sources. We also purchase finished products from third parties. One supplier, Medcomp, currently supplies most of our dialysis catheters. Medcomp products accounted for approximately 10% of our net sales for fiscal 2009. To date, we have been able to obtain adequate supplies of all product and components in a timely manner from existing sources.

In fiscal 2009, 65% of our product sales were derived from products we manufactured or assembled ourselves, with the balance being derived from products manufactured for us by third parties. Our Queensbury, Manchester, Fremont and Cambridge facilities are registered with the FDA and have been certified to ISO 13485 standards, as well as the CMD/CAS Canadian Medical Device Regulations. ISO 13485 is a quality system standard that satisfies European Union regulatory requirements, thus allowing us to market and sell our products in European Union countries. If we were to lose this certification, we would no longer be able to sell our products in these countries until we made the necessary corrections to our operations or satisfactorily completed an alternate European Union approval route that did not rely on compliance with quality system standards. Our manufacturing facilities are subject to periodic inspections by regulatory authorities to ensure compliance with domestic and non-U.S. regulatory requirements. See “Government Regulation”.

Intellectual Property

As of June 30, 2009, we owned 158 U.S. patents, 120 pending U.S. applications, and 285 foreign issued and pending patents. We also own 41 U.S. registered trademarks and 47 common law trademarks. There are currently 51 registered international trademarks and 5 pending international trademarks.

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

In October 2005, VNUS Medical Technologies filed an action against us, Diomed and another defendant alleging, among other things, that the manufacture, use and sale of our VenaCure products infringed several patents held by VNUS and seeking injunctive relief and compensatory and treble damages, reasonable attorney fees, costs and pre-judgment interest. On June 3, 2008, we entered into an agreement with VNUS settling all patent litigation between us and VNUS. Under the terms of the settlement agreement, we paid VNUS approximately $6.8 million in June 2008 and agreed to pay a quarterly royalty on U.S. sales of our NeverTouch™ and VenaCure® and Diomed products from June 1, 2008 until the expiration date of VNUS’ applicable patents. In exchange, VNUS granted us a non-exclusive and non-sublicensable license to VNUS’ applicable patents for use in endovenous laser therapy.

On July 29, 2009, we filed a complaint in the United States District Court for the District of Delaware against Vascular Solutions, Inc. (NASDAQ: VASC). The complaint alleges that Vascular Solutions’ Vari-Lase Bright-Tip fiber product line infringes on claims of two of AngioDynamics’ patents, US 7,273,478 and US 7,559,329. These patents relate to methods of treating varicose veins using endovenous laser treatments.

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

Non-U.S. Regulation

Internationally, all of our current products are considered medical devices under applicable regulatory regimes, and we anticipate that this will be true for all of our future products. Sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process may vary greatly from country to country. For example, the European Union has adopted numerous directives and standards relating to medical devices regulating their design, manufacture, clinical trials, labeling and adverse event reporting. Devices that comply with those requirements are entitled to bear a Conformité Européenne, or CE Mark, indicating that the device conforms to the essential requirements of the applicable directives and can be commercially distributed in countries that are members of the European Union.

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

Insurance

Our product liability insurance coverage is limited to a maximum of $10,000,000 per product liability claim and an aggregate policy limit of $10,000,000, subject to deductibles of $250,000 per occurrence and $1,250,000 in the aggregate. The policy covers, subject to policy conditions and exclusions, claims of bodily injury and property damage from any product sold or manufactured by us.

There is no assurance that this level of coverage is adequate. We may not be able to sustain or maintain this level of coverage and cannot assure you that adequate insurance coverage will be available on commercially reasonable terms or at all. A successful product liability claim or other claim with respect to uninsured or underinsured liabilities could have a material adverse effect on our business.

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

Employees

As of May 31, 2009, we had 715 full-time employees, including 377 in manufacturing; 81 in research, product development and regulatory approval/quality assurance; 201 in sales and marketing; and 56 in administration. None of our employees are represented by a labor union, and we have never experienced a work stoppage.

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

Our success in developing and commercializing new and enhanced versions of our products is affected by our ability to:

•	recruit engineers;

•	timely and accurately identify new market trends;

•	accurately assess customer needs;

•	minimize the time and costs required to obtain regulatory clearance or approval;

•	adopt competitive pricing;

•	timely manufacture and deliver products;

•	accurately predict and control costs associated with the development, manufacturing and support of our products; and

•	anticipate and compete effectively with our competitors’ efforts.

Market acceptance of our products depends in part on our ability to demonstrate that our products are cost-effective and easier to use, as well as offer technological advantages. Additionally, we may experience design, manufacturing, marketing or other difficulties that could delay or prevent our development, introduction or marketing of new products or new versions of our existing products. As a result of such difficulties and delays, our development expenses may increase and, as a consequence, our results of operations could suffer.

We face intense competition in the medical device industry. We may be unable to compete effectively with respect to technological innovation and price which may have an adverse effect on our revenues, financial condition or results of operations.

The markets for interventional devices are highly competitive, and we expect competition to continue to intensify. We may not be able to compete effectively, and we may lose market share to our competitors. The principal competitors in the markets for our products currently include: Biosphere Medical (Direct LC Bead competitor); Boston Scientific Corporation; Cook Medical; Navilyst Medical; Cordis Corporation, a subsidiary of Johnson & Johnson, Inc.; C.R. Bard Inc.; Radionics, a division of Integra LifeSciences Corporation; Medical Components, Inc., or Medcomp; Arrow International, a subsidiary of TeleFlex Medical; Smith’s Medical, a subsidiary of Smiths Group plc; EV3, Inc.; Kendall Healthcare, a subsidiary of Covidien; and VNUS Medical Technologies, Inc., a company recently acquired by Covidien. Many of our competitors have substantially greater:

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

Part of our growth strategy is to acquire businesses and technologies that are complementary to ours. There is no assurance that acquisition opportunities will be available on acceptable terms or at all or that we will be able to obtain necessary financing or regulatory approvals. Any acquisitions that we do undertake would be accompanied by the risks commonly encountered in acquisitions, including the:

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

There is no assurance that any completed acquisition will be accretive to our margins or profits in the short term or in the long term. If we proceed with one or more significant acquisitions in which the consideration consists of cash, a substantial portion of our available cash could be used to consummate the acquisitions. If we consummate one or more acquisitions in which the consideration consists of capital stock, our stockholders could suffer significant dilution of their interest in us. In addition, we could incur or assume significant amounts of indebtedness in connection with acquisitions. Further, acquisitions could also result in significant goodwill and/or amortization charges for acquired businesses or technologies.

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

In October 2005, VNUS Medical Technologies filed an action against us, Diomed and another defendant alleging, among other things, that the manufacture, use and sale of our VenaCure products infringed several patents held by VNUS and seeking injunctive relief and compensatory and treble damages, reasonable attorney’s fees, costs and pre-judgment interest. On June 3, 2008, we entered into an agreement with VNUS settling all patent litigation between us and VNUS. Under the terms of the settlement agreement, we paid VNUS approximately $6.8 million and agreed to pay a quarterly royalty on our U.S. sales of our NeverTouch™ and VenaCure ® and Diomed products from June 1, 2008 until the expiration date of VNUS’ applicable patents. In exchange, VNUS granted us a non-exclusive and non-sublicensable license to VNUS’ applicable patents for use in endovenous laser therapy.

We are dependent on single and limited source suppliers which subjects our business and results of operations to risks of supplier business interruptions.

We currently purchase significant amounts of several key products and product components from single and limited source suppliers and anticipate that we will do so for future products as well. For fiscal 2009, approximately 35% of our product sales were derived from sales of products manufactured for us by third parties. Our principal single source supplier, Medcomp, supplies us with most of our dialysis catheters, which accounted for about 10% of our net sales in fiscal 2009. Medcomp also competes with us by selling catheters that we do not purchase from them.

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

Current economic instability could adversely affect our operations.

Financial markets and the economies in the United States and internationally have been experiencing a period of upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. This has resulted in severely diminished liquidity and credit availability in the market, which could impair our ability to access capital if required or adversely affect our operations. Similarly, our customers and suppliers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products, particularly capital equipment, or to pay for our products they do purchase on a timely basis, if at all.

The economic downturn may also, among other things, create downward pressure on the pricing of our products, increase the sales cycle of certain products and slow the adoption of new technology, any of which could have an adverse effect on our business, financial position and results of operations.

Our industry is experiencing greater scrutiny and regulation by governmental authorities, which has led to certain costs and business distractions as we respond to inquiries and comply with new regulations, and may lead to greater governmental regulation in the future.

Our medical devices and our business activities are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities and members of Congress have been increasing their scrutiny of our industry. In addition, certain states, including Massachusetts, have recently passed or are considering legislation restricting our interactions with health care providers and requiring disclosure of many payments to them. The federal government has recently introduced similar legislation, which may or may not preempt state laws. Recent Supreme Court case law has clarified that the FDA’s authority over medical devices preempts state tort laws, but legislation has been introduced at the federal level to allow state intervention, which could lead to increased and inconsistent regulation at the state level. We anticipate that the government will continue to scrutinize our industry closely, and that additional regulation by governmental authorities may increase compliance costs, exposure to litigation and other adverse effects to our operations.

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

Many healthcare industry companies, including medical device companies, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components produced by us. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our consolidated earnings, financial condition, or cash flow would suffer.

Healthcare policy changes, including pending proposals to reform the U.S. healthcare system, may have a material adverse effect on us.

Healthcare costs have risen significantly over the past decade. There have been, and continue to be, proposals by legislators, regulators, and third-party payors to keep these costs down. Certain proposals, if passed, would impose limitations on the prices we will be able to charge for our products, or the amounts of reimbursement available for our products from governmental agencies or third-party payors. These limitations could have a material adverse effect on our financial position and results of operations.

Recently, the President and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially.

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

Our business depends upon our ability to attract and retain highly qualified personnel, including managerial, sales and technical personnel. We compete for key personnel with other companies, healthcare institutions, academic institutions, government entities and other organizations. We do not have written employment agreements with our executive officers other than our CEO. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel or hire or retain other qualified personnel in the future.

Undetected defects may increase our costs and impair the market acceptance of our products.

Our products have occasionally contained, and may in the future contain, undetected defects. When these problems occur, we must divert the attention of our engineering personnel to address them. There is no assurance that we will not incur warranty or repair costs, be subject to liability claims for damages related to product defects, or experience manufacturing, shipping or other delays or interruptions as a result of these defects in the future. Our insurance policies may not provide sufficient protection should a claim be asserted. In addition, the occurrence of defects may result in significant customer relations problems and injury to our reputation, and may impair market acceptance of our products.

If a product liability claim is brought against us or our product liability insurance coverage is inadequate, our business could be harmed.

The design, manufacture and marketing of the types of medical devices we sell entail an inherent risk of product liability. Our products are used by physicians to treat seriously ill patients. We are periodically subject to product liability claims, and patients or customers may in the future bring claims in a number of circumstances and for a number of reasons, including if our products were misused, if a component of our product fails, if their manufacture or design was flawed, if they produced unsatisfactory results or if the instructions for use and operating manuals and disclosure of product related risks for our products were found to be inadequate. In addition, individuals or groups seeking to represent a class may file suit against us. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time.

We carry a product liability policy with a limit of $10 million per product liability claim and an aggregate policy limit of $10 million, subject to deductibles of $250,000 per occurrence and $1,250,000 in the aggregate. We believe, based on claims made against us in the past, our existing product liability insurance coverage is reasonably adequate to protect us from any liabilities we might incur. However, there is no assurance that this coverage will be sufficient to satisfy any claim made against us. In addition, we may not be able to maintain adequate coverage at a reasonable cost and on reasonable terms, if at all. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. Additionally, if one or more product liability claims is brought against us for uninsured liabilities or is in excess of our insurance coverage, our financial condition and results of operations could be negatively impacted. Further, such claims may require us to recall some of our products, which could result in significant costs to us and could divert management’s attention from our business.

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

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses.

If we are incorrect in our belief that our promotional materials and training methods regarding physicians are conducted in compliance with regulations of the FDA and other applicable regulations, and the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, the FDA could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

We are subject to healthcare fraud and abuse regulations that could result in significant liability, require us to change our business practices and restrict our operations in the future.

We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. Violations of these laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid and health programs outside the United States. These laws and regulations are wide ranging and subject to changing interpretation and application, which could restrict our sales or marketing practices. Furthermore, since many of our customers rely on reimbursement from Medicare, Medicaid and other governmental programs to cover a substantial portion of their expenditures, our exclusion from such programs as a result of a violation of these laws could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

We conduct our manufacturing and assembly at facilities in Queensbury, New York, Manchester, Georgia, Cambridge, England and Fremont, California. It would be difficult, expensive and time-consuming to transfer resources from one facility to the other, replace, or repair these facilities and our manufacturing equipment if they were significantly affected by a disaster. Additionally, we might be forced to rely on third-party manufacturers or to delay production of our products. Insurance for damage to our properties and the disruption of our business from disasters may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, if one of our principal suppliers were to experience a similar disaster, uninsured loss or under-insured loss, we might not be able to obtain adequate alternative sources of supplies or products or could face significant delays and incur substantial expense in doing so. Any significant uninsured loss, prolonged or repeated disruption, or inability to operate experienced by us or any of our principal suppliers could cause significant harm to our business, financial condition and results of operations.

Our inability to manage our growth or successfully implement our internal reorganization may have an adverse effect on our business, financial condition or results of operations.

Over the past several years we have experienced significant growth. Our inability to manage our growth or our internal reorganization into strategic business units could impact our ability to meet our customers’ demands, which could cause future sales to suffer.

Our stock price may be volatile, which may cause the value of our stock to decline or subject us to a securities class action litigation.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	general economic, industry and market conditions;

•	actions by institutional or other large stockholders;

•	the depth and liquidity of the market for our common stock;

•	volume and timing of orders for our products;

•	developments generally affecting medical device companies;

•	the announcement of new products or product enhancements by us or our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	investor perceptions of us and our business, including changes in market valuations of medical device companies;

•	our results of operations and financial performance.

In addition, the stock market in general, and the NASDAQ Stock Market and the market for medical devices in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock. We may become involved in this type of litigation in the future. Any securities litigation claims brought against us could result in substantial expense and the diversion of management’s attention from our business.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could cause our stock price to decline and prevent attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may enable our management to resist a change in control. These provisions may discourage, delay or prevent a change in the ownership of our company or a change in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Such provisions include:

•	our board of directors is authorized, without prior stockholder approval, to create and issue “blank check” preferred stock, with rights senior to those of common stock;

•

our board of directors is classified so that not all members of our board of directors are elected at one time, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace our directors;

•	advance notice requirements for stockholders to nominate individuals to serve on our board of directors or for stockholders to submit proposals that can be acted upon at stockholder meetings;

•	stockholder action by written consent is prohibited;

•	stockholders are not permitted to accumulate their votes for the election of directors;

We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. In addition, our board of directors has adopted a stockholder rights plan, which could delay or prevent a change in control of us even if the change in control is generally beneficial to our stockholders. These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delaying or impeding a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We own a manufacturing, administrative, engineering and warehouse facility of approximately 104,000 square feet situated on 18 acres in Queensbury, New York. In fiscal 2003, we financed an expansion of this facility with the proceeds of industrial revenue bonds, and the land and buildings are subject to a first mortgage in favor of a bank. In 2006, we issued taxable adjustable rate notes to finance an expansion of 36,000 square feet to our warehouse and manufacturing facility. See Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for a discussion of these financings. In July 2009, we entered into an agreement to lease a 52,500 square foot office building in Latham, New York that will house our corporate headquarters and certain business operations. The building will be constructed by a commercial real estate developer with a targeted occupancy date of March 2010. See Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for a discussion of this lease.

We also lease three additional properties. We lease a manufacturing facility of approximately 60,000 square feet located in Manchester, Georgia. This facility also includes office space and is leased through April 2010. We lease 14,500 square feet of office and research and development space in Fremont, California. The lease expires in April 2010. We lease 7,000 square feet of manufacturing facility we acquired in connection with the Flowmedica acquisition, which is also located in Fremont, California. The lease expires in February 2010. Finally, we lease an office and manufacturing facility of approximately 20,000 square feet in the United Kingdom that we acquired in June 2008 in connection with our acquisition of certain assets of Diomed, Ltd. The lease expires in October 2013.

Item 3.	Legal Proceedings

AngioDynamics v. Vascular Solutions

On July 29, 2009, AngioDynamics filed a complaint in the United States District Court for the District of Delaware against Vascular Solutions, Inc. (NASDAQ: VASC). The complaint alleges that Vascular Solutions’

Vari-Lase Bright-Tip fiber product line infringes on claims of two AngioDynamics patents, US 7,273,478 and US 7,559,329. These patents relate to methods of treating varicose veins using endovenous laser treatments.

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

On March 14, 2008, Diomed commenced Chapter 11 bankruptcy proceedings. On April 2, 2008, we entered into a settlement with Diomed for the purpose of resolving the alleged patent infringement and paid $7.0 million in the fourth quarter of 2008. As a result of the settlement, in our third quarter of fiscal 2008 we reduced our litigation provision and recorded a gain of approximately $3.2 million pretax.

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

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. in which we are seeking, in part, judgment against biolitec for indemnification of defense costs we incurred in the Diomed action and the VNUS action described below. Biolitec has filed counter-claims against us seeking reimbursement of approximately $1.6 million in alleged past defense costs paid by biolitec in one of the settled cases.

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

VNUS Medical Technologies v. Diomed, Vascular Solutions, and AngioDynamics

On October 4, 2005, VNUS Medical Technologies, Inc. (“VNUS”) filed an action against us and others (collectively, the “Defendants”) entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., Diomed Inc., AngioDynamics, Inc., and Vascular Solutions, Inc. , case no. C05-2972 MMC, filed in the U.S. District Court for the Northern District of California. The complaint alleged that the Defendants infringed on VNUS’s

U.S. patent nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433 by making, using, selling, offering to sell and/or instructing users how to use Diomed’s “EVLT” products, AngioDynamics’ “VenaCure” products, and Vascular Solutions’ “Vari-Lase” products. The complaint alleged the Defendants’ actions caused VNUS to suffer substantial damage. The complaint sought to prohibit the Defendants from continuing to market and sell these products and asks for compensatory and treble money damages, reasonable attorney fees, costs and pre-judgment and post-judgment interest.

On June 3, 2008, we entered into an agreement with VNUS settling all patent litigation between us and VNUS. Under the terms of the settlement agreement, we paid VNUS approximately $6.8 million pretax. Accordingly, we recorded an accrual of $6.8 million as of May 31, 2008 which is included under the heading “Litigation provision” on the consolidated balance sheet. This payment was made in fiscal 2009. In addition, we agreed to pay a quarterly royalty on our U.S. sales of our NeverTouch(TM), VenaCure(R) and Diomed products from June 1, 2008 until the expiration date of VNUS’applicable patents. In exchange, VNUS granted us a non-exclusive and non-sublicenseable license to VNUS’ applicable patents for use in endovenous laser therapy.

We are party to other legal actions that arise in the ordinary course of business. We believe that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business or financial condition, results of operations or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

The following table sets forth certain information with respect to the Company’s executive officers.

Name	Age	Position
Johannes C. Keltjens	51	President, Chief Executive Officer and Director
D. Joseph Gersuk	59	Executive Vice President, Chief Financial Officer and Treasurer
William M. Appling	46	Senior Vice President, Advanced Research
Harold C. Mapes	49	Senior Vice President, Operations
Robert M. Rossell	53	Senior Vice President, General Manager—Access Division

Johannes C. Keltjens became our President and CEO on March 1, 2009. Prior to joining AngioDynamics, Mr. Keltjens was President and CEO of CryoCath Technologies, Inc. from March 2007 to February 2009, when the Montreal, Quebec-based medical technology company was acquired by Medtronic, Inc. Prior to that, Mr. Keltjens served as Worldwide General Manager of Cordis Neurovascular, a Johnson & Johnson company, from 2000 to 2007. He served as Vice President of European Marketing from 1998 to 1999 and Vice President of Global Product Management for Cordis Cardiology from 1999 to 2000. He joined Cordis in 1995 as Vice President and Managing Director responsible for international manufacturing and distribution operations, as well as research and development. Before joining Cordis, Mr. Keltjens led research and development departments at Unilever and was Managing Director of a group of small high tech companies. Mr. Keltjens was born and raised in the Netherlands. He holds a masters degree in physics, with a specialty in low-temperature physics from the University of Eindhoven. He is a director of ELANA bv.

D. Joseph Gersuk became our Senior Vice President, Chief Financial Officer and Treasurer in April 2007 and was named Executive Vice President in July 2007. From June 2005 to June 2009, he was a Trustee and then Chairman of the Board of Ellis Hospital, a 450 bed community hospital in Schenectady, New York. From 2003 to 2005, he was CEO and director of Request Multimedia. From 1994 to April 2003, he was Executive Vice President, Chief Financial Officer and Treasurer of MapInfo Corporation, a publicly traded software, data and services company. Mr. Gersuk, a former officer in the United States Navy, holds a Bachelor of Science degree from the United States Naval Academy and his Master of Business Administration in Finance from American University.

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

Robert M. Rossell was named Senior Vice President, General Manager—Access Division in August 2008. Prior to that time, Mr. Rossell was our Vice President, Corporate Accounts, from July 2007. Previously, he served as our Vice President, Marketing from 1996 to July 2007, and from 1990 to 1996 he was a Product

Manager and then our Director of Marketing. Before joining us, Mr. Rossell was Marketing Manager at NAMIC from 1986 to 1990, and held sales positions with various leading healthcare companies, including American Hospital Supply Corporation, from 1981 to 1985, and Johnson & Johnson, Inc., from 1977 to 1981. Mr. Rossell holds a Bachelor of Arts in Psychology from Southern Methodist University.

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

	Sale Price
	High	Low
Year ended May 31, 2009
Fourth Quarter	$13.88	$9.85
Third Quarter	$13.85	$10.10
Second Quarter	$17.20	$10.73
First Quarter	$16.60	$13.35

	Sale Price
	High	Low
Year ended May 31, 2008
Fourth Quarter	$16.65	$9.95
Third Quarter	$20.27	$16.58
Second Quarter	$20.98	$18.45
First Quarter	$20.68	$15.89

As of July 31, 2009, there were 303 record holders of our common stock.

Dividends

We did not declare any cash dividends on our common stock during our last two fiscal years. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Employee Stock Purchase Plan

On or about March 11, 2009, we sold 15,516 shares of our common stock for an aggregate consideration of $156,549 to employees in a Section 4(2) private placement pursuant to terms in accordance with our Employee Stock Purchase Plan that was approved by shareholders on October 21, 2008.

Performance Graph

The following graph compares the cumulative total return to shareholders on AngioDynamics, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the NASDAQ Medical Equipment index and the RDG SmallCap Medical Devices index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 5/27/2004 and its relative performance is tracked through 5/31/2009.

	ANGO	Nasdaq Composite	Nasdaq Medical Equipment	RDG SmallCap Medical Devices
5/27/04	100.00	100.00	100.00	100.00
8/28/04	101.84	96.40	92.15	94.59
11/27/04	129.92	110.04	100.90	99.90
2/26/05	173.83	107.65	106.85	103.92
5/28/05	163.12	108.37	107.97	101.48
8/27/05	177.36	112.77	115.99	103.55
11/26/05	160.56	117.47	122.33	93.75
2/25/06	202.48	121.10	126.56	101.15
6/3/06	235.04	116.80	121.05	98.93
9/2/06	144.72	117.90	119.64	97.07
12/2/06	169.44	131.42	128.15	105.95
3/3/07	186.40	131.15	134.43	110.23
6/2/07	130.24	141.16	140.17	117.80
8/31/07	155.68	140.54	150.29	112.99
11/30/07	155.28	144.43	163.11	103.67
2/29/08	132.64	123.49	143.00	94.54
5/31/08	123.92	136.97	141.21	100.29
8/31/08	131.44	126.50	145.53	108.93
11/30/08	95.44	81.42	86.59	70.61
2/28/09	94.96	73.41	73.15	59.80
5/31/09	98.16	95.66	93.56	74.19

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Consolidated Financial Data

You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the fiscal years ended May 31, 2009, May 31, 2008, and June 2, 2007, and the consolidated balance sheet data as of May 31, 2009 and May 31, 2008, are derived from the audited consolidated financial statements that are included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the fiscal years ended June 3, 2006 and May 28, 2005, and the consolidated balance sheet data as of June 2, 2007, June 3, 2006 and May 28, 2005, are derived from our audited consolidated financial statements not included in this annual report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note A of “Notes to Consolidated Financial Statements” for a description of the method that we used to compute our historical basic and diluted net income per share attributable to common stockholders.

	Year ended
	(Amounts in thousands, except per share information)
	May 31, 2009 (b)	May 31, 2008 (b)(d)	June 2, 2007 (b)(c)(d)	June 3, 2006	May 28, 2005
Consolidated Statements of Operations Data:
Net sales	$195,054	$166,500	$112,227	$78,451	$60,289
Cost of sales	74,989	63,913	46,060	32,930	26,912

Gross profit	120,065	102,587	66,167	45,521	33,377

Operating expenses
Research and development	17,914	14,424	20,555	5,869	4,570
Sales and marketing	56,785	46,047	31,605	21,399	16,000
General and administrative	20,136	15,425	13,172	7,774	5,080
Amortization of intangibles	9,126	6,849	2,350	173	—
Litigation provisions, net (e)	—	3,606	9,710	—	—

Total operating expenses	103,961	86,351	77,392	35,215	25,650

Operating income (loss)	16,104	16,236	(11,225)	10,306	7,727

Other (expenses) income
Interest income	1,559	3,157	4,047	792	304
Interest expense	(731)	(1,328)	(308)	(138)	(150)
Other (expenses) income	(1,780)	(737)	314	162	36
Impairment loss on investment	—	—	—	—	(300)

Total other (expenses) income, net	(952)	1,092	4,053	816	(110)

Income (loss) before income tax provision	15,152	17,328	(7,172)	11,122	7,617
Income tax provision	5,220	6,439	1,955	4,256	3,069

Net income (loss)	$9,932	$10,889	$(9,127)	$6,866	$4,548

Earnings (loss) per share
Basic	$0.41	$0.45	$(0.49)	$0.55	$0.39

Diluted	$0.41	$0.45	$(0.49)	$0.53	$0.37

Weighted average number of shares used in per share calculation:
Basic	24,363,234	24,081,713	18,443,570	12,377,731	11,571,317

Diluted	24,512,670	24,348,960	18,443,570	12,964,574	12,328,783

	As of
	May 31, 2009	May 31, 2008	June 2, 2007	June 3, 2006	May 28, 2005
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (a)	$68,187	$78,290	$73,290	$89,752	$27,099
Working capital	118,899	100,548	106,881	111,349	42,080
Total assets	408,703	408,747	383,281	137,000	59,672
Non-current liabilities	6,810	11,700	26,905	2,755	2,935
Retained earnings (Accumulated deficit)	14,840	4,908	(5,981)	3,146	(3,720)
Total stockholders’ equity	372,194	355,713	335,958	123,438	49,110

(a)	Cash, cash equivalents and marketable securities include auction-rate investments of $1,850 at both May 31, 2009 and May 31, 2008, and $4,475 as of June 2, 2007 and restricted cash of $68, and $1,786, as of May 31, 2008, and June 2, 2007, respectively.

(b)	Fiscal years 2009, 2008 and 2007 include the impact of stock based compensation expense from our adoption of SFAS No. 123(R); the impact on operating income was approximately $5.8 million, $4.9 million and $3.5 million, respectively. The impact on net income was approximately $3.7 million or $0.15 per basic and diluted share for fiscal 2009, $3.1 million or $0.13 per basic and diluted share for fiscal 2008, and $2.4 million, or $0.13 per basic and diluted share for fiscal 2007. See Notes A and O to the Consolidated Financial Statements for additional information.

(c)	In January 2007, we acquired RITA Medical Systems, Inc. for approximately $244 million. In connection with the acquisition, we incurred an in-process R&D charge of $12.1 million, or approximately $0.66 per basic and diluted share. See Note C to the Consolidated Financial Statements for additional information.

(d)	In fiscal 2007, we accrued $9.7 million for the Diomed patent infringement matter. In fiscal 2008, we accrued $6.8 million for the settlement of the VNUS patent infringement and reversed $3.2 million of the Diomed patent infringement accrual as a result of the settlement of the matter.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following information should be read together with the audited consolidated financial statements and the notes thereto and other information included elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

This annual report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from our expectations. Factors that may affect the actual results include, without limitation, our ability to develop our existing and new products, future actions by the FDA or other regulatory agencies, results of pending or future clinical trials, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, as well as our ability to integrate purchased businesses as well as the risk factors listed in Item 1A of this annual report on Form 10-K.

Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this annual report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We disclaim any obligation to update the forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date stated, or if no date is stated, as of the date of this document.

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

Historically, we reported our results of operations as a single segment. Beginning with fiscal 2009, we have organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of the venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of the dialysis, port and PICC product lines. The Oncology/Surgery segment is comprised of the RFA, embolization, Habib and NanoKnife product lines. Prior periods have been recast for net sales and gross profit for this new reporting structure.

For the past five fiscal years, over 95% of our net sales were from single-use, disposable products. The following table sets forth our aggregate net sales from the following product categories for our last three fiscal years:

	2009		2008		2007
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
	(dollars in thousands)
Peripheral Vascular	$83,457	42.8%	$63,675	38.2%	$58,132	51.8%
Access	66,812	34.3%	64,434	38.7%	42,922	38.2%
Oncology/Surgery	44,785	23.0%	38,391	23.1%	11,173	10.0%

Total	$195,054	100.0%	$166,500	100.0%	$112,227	100.0%

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. As of May 31, 2009, our sales organization numbered 139 in the U.S. and 15 outside the U.S. For fiscal years 2009, 2008 and 2007, net sales in non-U.S markets were 11.1%, 9.5%, and 6.3% respectively. The increase in our net sales outside the U.S. is primarily as a result of the Diomed acquisition completed in June 2008 and the RITA acquisition completed in January 2007.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For fiscal 2009, 2008 and 2007, our research and development (“R&D”) expenditures were $17.9 million, $14.4 million, and $20.6 million, respectively, and constituted 9.2%, 8.7%, and 18.3%, respectively, of net sales. A significant portion of our R&D expenses in 2007 related to a $12.1 million charge for in-process R&D from our acquisition of RITA. Excluding this charge, our R&D expenses were approximately 7.5% of net sales in 2007. R&D activities include research, product development, intellectual property affairs and regulatory affairs. R&D expenditures for IRE projects totaled $6.9 million in 2009, or 4% of net sales. We expect that our R&D expenditures will be approximately 10% of net sales in fiscal 2010 primarily due to investment in IRE technology and remain in the range of 8 to 10% of net sales thereafter. However, downturns in our business could cause us to reduce our R&D spending.

We are also seeking to grow through selective acquisitions of complementary businesses and technologies. In January 2007, we acquired RITA Medical Systems, Inc. This acquisition created a diversified medical technology company with a broad line of access, diagnostic and therapeutic products that enable interventional physicians and surgeons to treat peripheral vascular disease and cancerous tumors. Interventional oncology is a large and growing area for our existing customer base and RITA’s leadership position, premium products and excellent reputation fit our strategy. RITA had a very strong position in vascular access ports, which are an ideal sales fit with our Morpheus® CT PICC. In addition, in May 2008 we acquired irreversible electroporation (IRE) technology which will be complementary to RITA’s diverse offering of local oncology therapies, including its market-leading RFA systems, Habib Sealer TM resection devices and LC Beads TM for tumor embolization. We are in the process of commercializing the IRE technology and recently introduced the NanoKnife generator. In June 2008, we completed the acquisition of certain U.S. and U.K. assets of Diomed, Inc. With this acquisition, we substantially strengthened our position in the market for the treatment of varicose veins. The combination of Diomed endovenous laser products with our existing venous product line provides us with a comprehensive venous product offering. In January 2009, we completed the acquisition of certain assets of FlowMedica, Inc. providing us with the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy.

Except to the extent we can further use our equity securities as acquisition capital, we will require additional equity or debt financing to fund any future significant acquisitions.

For fiscal 2009, approximately 35% of our product sales were derived from products manufactured for us by third parties, compared to 27% for fiscal 2008. We intend to manufacture more products in-house to lower product costs and increase profitability. In 2002 and 2006, we expanded our manufacturing facility in Queensbury, New York, to provide us with additional manufacturing capacity and to accommodate additional research, development and administrative requirements. In July 2009, we entered into an agreement to lease a 52,500 square foot office building in Latham, New York that will house our corporate headquarters and certain business operations. The building will be constructed by a commercial real estate developer with a targeted occupancy date of March 2010.

Our ability to increase our profitability will depend in large part on improving gross profit margins. Factors such as changes in our product mix, new technologies and unforeseen price pressures may cause our margins to grow at a slower rate than we have anticipated or to decline.

Recent Developments

CEO Transition

On January 20, 2009, we entered into an Employment Agreement and Non-Statutory Stock Option Agreement with our then chief executive officer that provided, among other things, for a transition to a new chief executive officer. The transition to the new chief executive was completed in the third quarter of fiscal 2009. The former chief executive officer did not have an operating role after February 28, 2009. Accordingly, we recorded a provision in fiscal 2009 of approximately $2.9 million in general and administrative expenses for all current and future costs associated with the aforementioned Employment Agreement and Non-Statutory Stock Option Agreement and certain costs associated with the recruitment of a new chief executive officer. The new CEO commenced employment with us in March 2009.

Acquisition of FlowMedica, Inc.

On January 12, 2009, we completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica products. With this acquisition, we purchased the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy. Intangible assets acquired totaled approximately $1.3 million which have been identified as product technologies (10-year weighted average useful life). Inventory acquired totaled approximately $400,000. The acquisition is being accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective January 12, 2009, the date of acquisition. The pro-forma effects of the acquisition were not material to our income statement and balance sheet. Ten employees of FlowMedica, Inc. became employees upon completion of the acquisition.

Acquisition of certain assets of Diomed

On June 17, 2008, we completed the acquisition of certain U.S. assets of Diomed, Inc. and UK assets of Diomed UK Limited., in separate transactions, for an aggregate purchase price of approximately $11.1 million in cash including capitalized acquisition costs. With this acquisition, we substantially strengthened our position in the market for the treatment of varicose veins. The combination of Diomed endovenous laser products with our existing venous product line provides us with a comprehensive venous product offering. The total of the net tangible assets acquired was $5.5 million. Goodwill recorded as a result of these acquisitions was approximately $1.9 million. Intangible assets acquired, other than goodwill, totaled approximately $3.7 million of which $3.6 million has been identified as customer relationships (8-year estimated weighted average useful life ) and $100,000 has been identified as product technologies (10-year estimated weighted average useful life).

The acquisition is being accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective June 17, 2008, the date of acquisition. The pro-forma effects of the Diomed acquisition on our income statement and balance sheet were not material. Thirty five employees of Diomed became employees of ours upon completion of the acquisition.

Acquisition of Oncobionic, Inc.

On May 9, 2008, we completed the acquisition of all the issued and outstanding shares of capital stock of Oncobionic, Inc. pursuant to the terms of the Stock Purchase Agreement entered into on October 12, 2006. The closing of the acquisition came as a result of the successful use of irreversible electroporation (IRE) technology in the first human clinical trial for the treatment of soft tissue, conducted during the first week of April 2008.

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

Acquisition of RITA Medical Systems, Inc.

On January 29, 2007, we completed the acquisition of RITA for a total purchase price of approximately $244 million, comprised of approximately $24 million in cash, 7.9 million shares of common stock, and assumption of outstanding RITA options and other convertible securities, which were exercisable for an additional 1.9 million shares of our common stock at the time of acquisition.

RITA’s operating results were consolidated with those of AngioDynamics beginning on the date of the acquisition, January 29, 2007. Since our results are not restated retroactively to reflect the historical financial position or results of RITA, fluctuations in our operating results for 2007 as compared to the 2008 and 2009 period are significantly impacted by the acquisition of RITA.

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

Company Reorganization

Historically, we reported our results of operations as a single segment. Beginning with fiscal 2009, we have organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of the venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of the dialysis, port and PICC product lines. The Oncology/Surgery segment is comprised of the RFA, embolization, Habib and NanoKnife product lines. Prior periods have been recast for net sales and gross profit for this new reporting structure.

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

Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we identify. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that the same credit loss rates will be experienced in the future. We write off accounts receivable when they are determined to be uncollectible. For fiscal years 2009, 2008, and 2007, our write offs of accounts receivable have been insignificant.

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of operations. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. As of May 31, 2009, our valuation allowance and net deferred tax asset were approximately $1.2 million and $13.6 million, respectively. The deferred tax asset includes $80.8 million of Federal net operating loss carryforwards and $27.4 million of state net operating loss carryforwards remaining from the RITA acquisition. These losses could be significantly limited under Internal Revenue Code (“IRC”) Section 382. Our analysis of RITA’s ownership changes as defined in IRC Section 382 shows that approximately $15.0 million of remaining Federal net operating losses and $11.8 million of remaining state net operating losses will expire prior to utilization. The gross deferred tax asset related to the net operating losses reflects this limitation.

We need to generate approximately $4 million of taxable income in each year over the next seventeen years to ensure the realizability of our deferred tax assets. We have determined that we have sufficient existing levels of pre-tax earnings to generate sufficient taxable income to realize the net deferred tax assets recorded on our balance sheet.

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

Our Federal net operating loss carryforwards as of May 31, 2009 after considering IRC Section 382 limitations are $65.0 million. The expiration of the Federal net operating loss carryforwards are as follows: $0.6 million between 2010 and 2011, $29.8 million between 2017 and 2021 and $34.6 million between 2022 and 2026.

Our state net operating loss carryforwards as of May 31, 2009 after considering remaining IRC Section 382 limitations are $15.6 million which expire in various years from 2010 to 2026.

In November 2005, the FASB issued FASB Staff Position SFAS No. 123(R)-3, “Transition Election to Accounting for the Tax Effect of Share-Based Payment Awards”. We have elected to adopt the modified prospective transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). Under the modified prospective transition method, no adjustment is made to the deferred tax balances associated with stock-based payments that continue to be classified as equity awards. Additionally, we elected to use the “long-form method,” as provided in paragraph 81 of SFAS No. 123(R) to determine the pool of windfall tax benefits. The long-form method requires us to analyze the book and tax compensation for each award separately as if it had been issued following the recognition provisions of SFAS No. 123, subject to adjustments for net operating loss carryforwards.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This Interpretation requires us to recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted this statement on June 3, 2007. There was no cumulative effect of adopting FIN 48. Upon adoption, the liability for unrecognized tax benefits was zero.

During the twelve months ended May 31, 2009, we did not recognize any tax liabilities related to uncertain tax positions.

We recognize interest and penalties related to unrecognized tax benefits within our global operations as a component of income tax expense. This accounting policy did not change as a result of the adoption of FIN 48. Accrued interest and penalties recognized in the consolidated balance sheet were $0 as of May 31, 2009 and May 31, 2008.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. The Internal Revenue Service (“IRS”) completed an examination of our Federal income tax returns for fiscal years 2006 and 2007 in February 2009 which did not result in a material impact on our results of operations or financial position. Fiscal years 2006 through 2009 remain open to examination by the various tax authorities. We analyzed filing positions in all of the Federal and state jurisdictions where we are required to file income taxes, as well as all open tax years in these jurisdictions and believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments will result in a material adverse effect on our financial condition, results of operations or cash flow.

Management does not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

Inventories

Inventories are stated at the lower of cost (at standard cost which approximates the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of May 31, 2009, May 31, 2008, and June 2, 2007, our reserve for excess and obsolete inventory was $3,074,000, $3,694,000, and $2,760,000, respectively.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Beginning in fiscal 2009 we began reporting three operating segments. The reporting units are consistent with our operating segments, and include Peripheral Vascular, Access and Oncology/Surgery. As a result, the carrying value of goodwill was allocated to each of the reporting units on a relative fair value basis. We completed our annual evaluation of goodwill by reporting unit as of December 31, 2008. Our assessment of goodwill impairment indicated that the fair value of each of the reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired. The fair value of Peripheral Vascular, Access and Oncology/Surgery exceeded its carrying value by 29%, 5% and 3%, respectively. The sum of the fair values of the reporting units was reconciled to our current market capitalization (based upon our stock price) plus an estimated control premium of approximately 19% as of December 31, 2008.

To determine fair value, we utilized two market-based approaches and an income approach. Under the market-based approaches, we utilized information regarding our company as well as publicly available industry information to determine earnings multiples and sales multiples. Under the income approach, we determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. We determined the discounted cash flow as the best indicator to determine fair value.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Solely for purposes of establishing inputs for the fair value calculations, we assumed that the current economic conditions would continue through fiscal year 2010, followed by a recovery period in fiscal years 2011 and 2012. In addition, we applied gross margin assumptions consistent with our company’s historical trends at various revenue levels and used a EBITDA exit multiple of 6.5, 7.0 and 8.0 to calculate the terminal value of the Peripheral Vascular, Access and Oncology/Surgery reporting units, respectively, compared to an EBITDA exit multiple of 8.0 used in the prior year. In addition, we used a discount rate of 19%, 16% and 19% to calculate the fair value of the Peripheral Vascular, Access and Oncology/Surgery reporting units, respectively. This discount rate is higher than the 14% discount rate used in the prior year, primarily due to the fact that additional risk premiums were added to take into account the economic downturn and specific inherent risks associated with each reporting unit.

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

Even though we determined that there was no goodwill impairment as of December 31, 2008, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require an interim assessment for some or all of the reporting units prior to the next required annual assessment as of December 31, 2009. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

For 2009, stock based compensation was $5.8 million pre-tax ($3.7 million after tax, or $0.15 per diluted share) and $4.9 million pre-tax ($3.4 million after tax, or $0.14 per diluted share) in 2008.

Under the provisions of SFAS 123(R), we expect to recognize the following future expense for awards granted prior to May 31, 2009:

	Unrecognized Compensation Cost	Weighted- Average Remaining Vesting Period (in years)
Stock options	$9,314,460	2.46
Non-vested stock awards	1,552,787	2.89

	$10,867,247	2.52

Unrecognized compensation cost for stock options is presented net of 4.0% assumed annual forfeitures.

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

The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 96% of our options will vest annually, and we have therefore applied a 4.0% annual forfeiture rate in determining the stock-based compensation charge recorded. We will re-evaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

For the fiscal years ended May 31, 2009, May 31, 2008 and June 2, 2007, we used the Black-Scholes option-pricing model (“Black-Scholes”) as our method of valuation under SFAS 123(R) and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for our pro forma information required by SFAS 123 for periods prior to June 4, 2006. The fair value of share based payment awards on the date of the grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and a risk-free interest rate. The risk-free interest rate is based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.

Prior to fiscal 2009, due to our limited public history, we considered historical volatility and trends within our industry/peer group when estimating expected stock price volatility. Beginning with fiscal 2009, we began to utilize our historical volatility when estimating expected stock price volatility. We use yield rates on U.S. Treasury securities for a period approximating the expected term of the award to estimate the risk-free interest rate. The expected term is determined using the simplified method available under SAB 107 due to our limited public history. The dividend yield is based on the history and expectation of dividend payments. We have not paid dividends in the past nor do we expect to pay dividends in the foreseeable future. Our historical data includes information from May 27, 2004, the date of our initial public offering.

Results of Operations

Our operating results for fiscal 2009, 2008, and 2007 are expressed as a percentage of total net sales in the following table.

	Years ended
	May 31, 2009	May 31, 2008	June 2, 2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	38.4%	38.4%	41.0%

Gross profit	61.6%	61.6%	59.0%

Operating expenses
Research and development	9.2%	8.7%	18.3%
Sales and marketing	29.1%	27.7%	28.2%
General and administrative	10.3%	9.3%	11.7%
Amortization of intangibles	4.7%	4.1%	2.1%
Litigation provisions, net	0.0%	2.2%	8.7%

Total operating expenses	53.3%	51.9%	69.0%

Operating income (loss)	8.3%	9.8%	(10.0%)

Other (expenses) income
Interest income	0.8%	1.9%	3.6%
Interest expense	(0.4%)	(0.8%)	(0.3%)
Other (expense) income	(0.9%)	(0.4%)	0.3%

Total other (expenses) income, net	(0.5%)	0.7%	3.6%

Income (loss) before income tax provision	7.8%	10.4%	(6.4%)
Income tax provision	2.7%	3.9%	1.7%

Net income (loss)	5.1%	6.5%	(8.1%)

On January 20, 2009, we entered into an Employment Agreement and Non-Statutory Stock Option Agreement with our then chief executive officer that provided, among other things, for a transition to a new chief executive officer. The transition to the new chief executive was completed in the third quarter of fiscal 2009 and the former chief executive officer has not had an operating role with the Company since February 28, 2009. Accordingly, we recorded a provision in fiscal 2009 of approximately $2.9 million in our general and administrative expenses for all current and future costs associated with the aforementioned Employment Agreement and Non-Statutory Stock Option Agreement and certain costs associated with the recruitment of our new chief executive officer. At May 31, 2009, approximately $1 million of related CEO transition costs was included in accrued liabilities. The 2009 results also include approximately $600,000 for the write-off of architectural, design and planning costs associated with a project to build an office facility in Queensbury, New York. The project was cancelled upon the decision to lease office space in Latham, New York.

The 2008 results include a $6.8 million provision for the settlement of the VNUS litigation ($4.3 million net of tax), a gain of $3.2 million ($2.0 million net of tax) on the settlement of the Diomed litigation, and post judgment interest expense on the Diomed judgment recorded in fiscal 2007. Our 2007 results include a litigation charge of $9.7 million ($6.1 million, net of tax), for the judgment awarded Diomed and pre-judgment interest, in general and administrative expenses, and $80,000 for post-verdict interest expense.

A significant amount of the expenses we incurred in 2007 related to the acquisition of RITA and were outside the normal course of our operations as a stand-alone company. As required under the rules of purchase accounting, these expenses included an in-process R&D charge of $12.1 million that carries with it no income tax benefit, amortization expense of $1.9 million on the fair value of the acquired intangible assets and $1.2 million of reduced gross margin as a result of the step up in basis and subsequent sale of finished goods inventory we acquired. Additionally, we incurred non-capitalizable integration and restructuring costs of $916,000. These costs aggregated $14.6 million, net of income taxes of $1.5 million.

For 2009, 2008 and 2007, we were able to use net operating losses (“NOLs”) accumulated by RITA to offset the amount of cash we paid for Federal and state income taxes. The cash benefit amounted to approximately $6.7 million, $7.3 million and $2.5 million for the years ended May 31, 2009, May 31, 2008 and June 2, 2007, respectively. According to the rules of purchase accounting, we are unable to use acquired NOLs to offset our provision for income taxes in the statements of operations.

Fiscal years ended May 31, 2009 and May 31, 2008

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and returns. Net sales for fiscal 2009 increased by 17%, or $28.6 million, to $195.1 million, from $166.5 million in fiscal 2008. $18.9 million of the $28.6 million was attributable to increased sales of laser ablation products, including those acquired from Diomed. The balance of the growth in net sales was primarily attributable to increased unit sales of LC Bead and the SmartPort CT.

From a business unit perspective, Peripheral Vascular sales increased 31% to $83.5 million from $63.7 million. $18.9 million of the increase was attributable to increased sales of laser ablation products, including those acquired from Diomed. Laser ablation sales increased from $13.2 million in fiscal 2008 to $32.2 million in fiscal 2009, reflecting the acquisition of Diomed and the integration of the VenaCure EVLT product line. Access sales were $66.8 million, an increase of 4%, primarily attributable to increased unit sales of SmartPort CT. Oncology/Surgery sales were $44.8 million, an increase of 17% over the prior year primarily as a result of strong sales of our embolization product, LC Bead.

From a geographical perspective, US sales increased $22.7 million or 15% in fiscal 2009 to $173.4 million from $150.7 million a year ago. Approximately $12.2 million of this increase was attributable to increased sales of laser ablation products, including those acquired from Diomed. The balance of this increase was primarily attributable to increased unit sales of LC Bead and the SmartPort CT. International sales increased $5.9 million or 37% in fiscal 2009 to $21.7 million from $15.8 million a year ago. Approximately $6.8 million of this increase was attributable to the sales of products acquired from Diomed, offset by decreased sales of our Angiographic catheters, PTA products and RF Ablation devices. IRE products (Nanoknife) contributed approximately $194,000 in 2009 in the International Oncology/Surgery business segment sales.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales was 61.6% in fiscal 2009 and fiscal 2008. Our gross profit improved on Peripheral Vascular products reflecting the manufacture of lasers as a result of the Diomed acquisition and declined on Oncology/Surgery products due to increased sales of the lower margin LC Bead product.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products and register, and maintain and defend our intellectual property. R&D expenses increased by $3.5 million, or 24%, to $17.9 million in fiscal 2009. The increase is primarily due to increased engineering personnel and other costs to support IRE development and commercialization activities. R&D expenditures for the IRE program totaled $6.9 million in fiscal 2009. As a percentage of net sales, R&D expenses were 9.2% for fiscal 2009, compared with 8.7% for the same prior year period. At May 31, 2009, we employed 81 people in research, development, intellectual property and regulatory activities compared with 54 people a year ago.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and entertainment, attendance at medical society meetings, product promotions and samples. S&M expenses increased $10.7 million or 23% to $56.8 million in fiscal 2009. Sales expenses accounted for $6.6 million of the increase, which represented a 19% increase over the prior year. This is primarily due to personnel expenses and related costs associated with a planned increase in our Peripheral Vascular and Access sales forces with the addition of 19 new sales representatives, personnel hired in the Diomed acquisition and IRE sales activities. Marketing expenses increased approximately $4.1 million, or 40%, over the prior year period, primarily due to IRE marketing activities, increased headcount, costs relating to the Diomed and FlowMedica acquisitions, and additional promotional activities. As a percentage of net sales, S&M expenses were 29.1% for fiscal 2009, compared with 27.7% for the prior year period. $1.0 million was spent on IRE sales and marketing activity in fiscal 2009. At May 31, 2009, we employed 201 people in sales and marketing activities, including 13 hired in the Diomed acquisition, compared with 151 people a year ago.

General and administrative expenses. General and administrative (“G&A”) expenses include executive management, finance and accounting, human resources and information technology and the administrative and professional costs associated with those activities. G&A expenses increased $4.7 million, or 31%, to $20.1 million primarily due to $3.7 million in nonrecurring costs. These nonrecurring costs include transition costs for the CEO position and the write-off of architectural, planning and design costs associated with a cancelled project to build office space in Queensbury, New York. The remaining increase is primarily due to increased headcount for infrastructure growth across the administrative functions and business unit general management costs, which were partially offset by reduced legal expenses from now resolved litigation. G&A expenses were 10.3% of net sales in fiscal 2009, and 9.3% in fiscal 2008. As of May 31, 2009, we employed 56 people in general and administrative activities, including 5 hired in the Diomed acquisition, compared with 40 people a year ago.

Amortization of intangibles. Amortization of intangibles increased $2.3 million to $9.1 million in fiscal 2009, from $6.8 million in the same period of the prior year. The increase is primarily attributable to the amortization of intangibles acquired in the acquisitions of Oncobionic, and Diomed, which was approximately $1.7 million and $500,000, respectively, in fiscal 2009.

Litigation provision, net. The fiscal 2008 results included a $6.8 million provision for the settlement of the VNUS litigation and a gain of $3.2 million related to settlement of the Diomed litigation. For fiscal 2009, no litigation provision was deemed necessary.

Operating income. Operating income was $16.1 million and $16.2 million for fiscal 2009 and 2008, respectively. As a percentage of sales, operating income was 8.3% in fiscal 2009 and 9.8% in fiscal 2008.

Other (expenses) income. Other income (expenses) includes interest income, realized gains and losses from the sales of marketable securities, changes in fair value of an interest rate swap, foreign currency translation gains and losses and interest expense. Other (expenses) were $952,000 for fiscal 2009 compared with other income of $1.1 million in fiscal 2008. The decline was primarily attributable to decreased interest income on reduced cash balances and lower investment yields as a result of market conditions, and increased foreign exchange losses partially offset by lower interest expense as a result of the payment during fiscal 2009 of the Convertible Notes assumed in the acquisition of RITA.

Income taxes. Our provision for income taxes decreased $1.2 million in fiscal 2009, to $5.2 million from $6.4 million in fiscal 2008. Our effective tax rate was 34.5% in fiscal 2009 and 37.2% in fiscal 2008. The R&D tax credit expired on December 31, 2007 and was reinstated on October 3, 2008. The reinstatement retroactively extended R&D tax credits from January 1, 2008 to December 31, 2009. The credit’s retroactive renewal reduced our fiscal 2009 effective tax rate by 1.4%. 2009 federal income tax payments were reduced by $6.7 million through the utilization of net operating losses acquired as a result of the RITA acquisition compared with $7.3 million in 2008.

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

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products and register, and maintain and defend our intellectual property. For fiscal 2008, R&D expenses decreased $6.1 million, or 29.8%, to $14.4 million compared to $20.6 million for fiscal 2007. This decrease is primarily due to the impact of the $12.1 million for in-process R&D related to the RITA acquisition in fiscal 2007. This decrease was offset by expenses associated with the addition of RITA engineering personnel in Fremont, California and Manchester, Georgia along with increased engineering personnel and activities in Queensbury, New York. R&D expenses were 8.7% of net sales for fiscal 2008, compared to 18.3% of net sales for fiscal 2007. Without the in-process R&D charge , 2007 R&D expenses were 7.5% of net sales. At May 31, 2008, we employed 54 people in research, development and regulatory activities compared with 50 people at June 3, 2007, of which 22 were added due to the RITA acquisition in the third quarter of fiscal 2007.

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

Liquidity and Capital Resources

During the past three years, we have financed our operations primarily through cash flow from operations, the proceeds of our public offerings in 2004 and 2006 and long-term debt. At May 31, 2009, $68.2 million or 16.7% of our assets consisted of cash, cash equivalents and marketable securities. Marketable securities is comprised of U.S. government issued or guaranteed securities, corporate bonds and auction-rate investments. Our current ratio was 5.0 to 1, with net working capital of $118.9 million, at May 31, 2009, compared to a current ratio of 3.4 to 1, with net working capital of $100.5 million, at May 31, 2008. At May 31, 2009, total debt was $7.1 million comprised of short and long-term bank debt for financing our facility expansions in Queensbury, New York compared with total debt at May 31, 2008 which was $17.1 million, comprised of short and long-term bank debt for financing our facility expansions in Queensbury, New York, and $9.7 million of convertible debt acquired in the RITA acquisition, which was paid in cash at maturity during fiscal 2009. Other long-term liabilities at May 31, 2008 consisted of $4.6 million of contractual obligations related to the Oncobionic purchase, net of discount.

We generated cash flow from operations of $19.9 million on net income of $9.9 million for fiscal 2009. Significant non-cash expenses affecting net income included depreciation and amortization of $11.8 million, deferred income tax provision of $4.3 million, and stock-based compensation of $5.8 million. Significant cash used in operating activities included an increase in inventories of $10.5 million and $6.8 million for payment in the Diomed judgment. The increase in inventories is primarily to support the increase in sales activity for all of our products, including those sales related to recently acquired product lines such as Diomed lasers and accessories, and to the timing of contractual purchase commitments for other product inventories.

For fiscal 2009, our investing activities used net cash of $15.7 million. We used cash for the acquisition of intangible assets and businesses of $17.1 million, including the Diomed and Flowmedica acquisitions, and $5.0 million contractual payment related to the Oncobionic acquisition. Additionally, we made equipment purchases and building improvements totaling $4.4 million, including the improvements to the facilities in Queensbury, New York and Manchester, Georgia.

Financing activities used net cash of $8.3 million for fiscal 2009. This primarily consists of payment of the $9.7 million in debt acquired in the RITA acquisition offset by proceeds from the issuance of common stock under our employee stock purchase plan of $1.8 million.

In fiscal 2003, we financed an expansion of our headquarters and manufacturing facility with industrial revenue bonds for $3.5 million. To secure this financing, we entered into agreements with local municipalities, a bank, a trustee and a remarketing agent. These agreements are referred to as the IDA agreements. The proceeds of the bonds were advanced as construction occurred. The bonds reprice every seven days and are resold by a Remarketing Agent. The bonds bear interest based on the market rate on the date the bonds are repriced and require quarterly principal payments ranging from $25,000 to $65,000 plus accrued interest through May 2022. We entered into an interest rate swap with a bank to convert the initial variable rate payments to a fixed interest rate of 4.45% per annum. The IDA agreements contain financial covenants relating to fixed charge coverage and interest coverage. The outstanding debt is collateralized by a letter of credit ($2.4 million at May 31, 2009) and a first mortgage on the land, building and equipment representing our facility in Queensbury, New York and we are required to pay an annual fee ranging from 1.0% to 1.9% of the outstanding balance depending on our financial results. The current fee is 1.0% and is in effect until August 22, 2009.

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

In connection with the acquisition of RITA on January 29, 2007, we assumed subordinated Senior Convertible Notes (the “Convertible Notes”) with an aggregate principal amount of $9.7 million. These notes matured and were paid in full during the first quarter of fiscal 2009.

On May 9, 2008, we completed the acquisition of all the issued and outstanding shares of capital stock of Oncobionic, Inc. pursuant to the terms of a stock purchase agreement entered into on October 12, 2006. The closing of the acquisition came as a result of the successful initial use of Oncobionic’s irreversible electroporation (IRE) technology in the first human clinical trial for the treatment of soft tissue, conducted during the first week of April 2008. Under the stock purchase agreement, we agreed to pay a total purchase price of

$25.4 million, including $400,000 of assumed liabilities. We made a payment of $5.0 million upon the execution of the stock purchase agreement in October 2006. We paid $10.0 million on May 9, 2008 upon the closing of the acquisition, $5.0 million in November 2008, and the remaining $5.0 million is payable in November 2009.

Our contractual obligations as of May 31, 2009 are set forth in the table below. We have no variable interest entities or other off-balance sheet obligations.

	Cash Payments Due By Period as of May 31, 2009
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long term debt	$9,975	$609	$1,185	$1,222	$6,959
Operating Leases (1)	548	505	41	2	—
Purchase Obligations (1)	33,320	12,320	14,100	6,900	—
Other Liabilities(2)	5,350	5,350	—	—	—

	$49,193	$18,784	$15,326	$8,124	$6,959

(1)	The non-cancelable operating leases and inventory purchase obligations are not reflected on our consolidated balance sheet under accounting principles generally accepted in the United States of America.
(2)	Includes Oncobionic and Flowmedica payment obligations.

In July 2009, we entered into an agreement to lease a 52,500 square foot office building in Latham, New York that will house our corporate headquarters and certain business operations. The building will be constructed by a commercial real estate developer with a targeted occupancy date of March 2010. The agreement terms are for an annual rent of $857,321 for the first five years and $943,054 for the next five years. These lease payments are not reflected in the table above. The lease commencement date coincides with the date of occupancy.

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

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired or gain from a bargain purchase; and determines what information to disclose to enable readers of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008 (our 2010 fiscal year) and will be applied prospectively, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R).

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements for items within the scope of FSP No. 157-2 which will become effective on June 1, 2009 (our 2010 fiscal year).

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for both interim and annual reporting periods beginning after November 15, 2008. We provided the required disclosures in the May 31, 2009 consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF No. 03-6-1”). EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two class method described in SFAS No. 128, “Earnings per Share.” EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. It is effective for calendar-year companies beginning January 1, 2009 (our 2010 fiscal year). We are currently assessing the potential impact of implementing this standard.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year), and interim periods within those fiscal years. We are currently assessing the potential impact of implementing this standard.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP SFAS No 157-4”). FSP SFAS No 157-4 provides guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability and for identifying circumstances that indicate a transaction is not orderly. Additionally, FSP SFAS No. 157-4 amends SFAS No. 157 to require disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value.

FAS SFAS No.157-4 is effective for interim and annual periods ending after June 15, 2009 (our 2010 fiscal year) and will be applied prospectively. The adoption of this pronouncement is not expected to have a material impact on our financial statements.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS No. 141(R)-1”). FSP SFAS No. 141 (R)-1 amends and clarifies the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). FSP SFAS No 141(R)-1 is effective for acquisitions dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our 2010 fiscal year).

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No 107-1 and APB 28-1”). FSP SFAS No 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim period reporting as well as in annual financial statements. Additionally, this FSP requires disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. FSP SFAS No 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009 (our 2010 fiscal year) but only requires the revised disclosures on a prospective basis. We will provide the additional disclosures necessary to the consolidated financials statements beginning in our first quarter of fiscal year 2010.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS Nos. 115-2 and 124-2”). FSP SFAS Nos. 115-2 and 124-2 amends the other-than-temporary guidance for debt securities and requires additional interim and annual disclosures of other-than-temporary impairments on debt and equity securities. Under FSP SFAS Nos. 115-2 and 124-2, an other-than-temporary impairment of a debt security shall be considered to have occurred if an entity (1) intends to sell the debt security, (2) more likely than not will be required to sell the security before recovery of its amortized cost basis or (3) does not expect to recover the entire amortized cost basis of the security even if it does not intend to sell the security. Once it is determined than an other-than-temporary impairment has occurred, FSP SFAS Nos. 115-2 and 124-2 provides guidance on when to recognize the other-than-temporary impairment in earnings or in other comprehensive income. Depending on which of the above factors(s) caused the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP SFAS Nos. 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009 (our 2010 fiscal year) and is required to be applied retrospectively to existing investments with a cumulative adjustment to retained earnings and prospectively to new investments purchased after the effective date. We are currently evaluating the impact this adoption will have on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 (our 2010 fiscal year) and is required to be applied prospectively. The adoption of this pronouncement is not expected to have a material impact on our financial statements.

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

At May 31, 2009, we maintained variable interest rate financing of $7.1 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with a bank under which we agreed to pay the bank fixed annual interest rate of 4.45% and 5.06% and the bank assumed our variable interest payment obligations under the financing.

Nearly all of our sales have historically been denominated in United States dollars. Although not significant, in late fiscal 2007 we began to make sales in other currencies, particularly the Euro, GB pound and Canadian dollar. Approximately 4% of our sales in the fiscal 2009 were denominated in currencies other than the US dollar, primarily the Euro and GB pound. We currently have no significant direct foreign currency exchange risk and such risk in the future is expected to be modest.

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities primarily of less than two years. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and marketable securities and therefore affect our cash flows and results of operations. We hold investments in auction rate securities (“ARS”) in order to generate higher than typical money market investments. ARS typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids. Such instances are usually the result of a drastic deterioration of issuer credit quality. Should there be a failed auction, we may be unable to liquidate our position in the securities in the near term. We have $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that have failed auctions. The authorities are current in their interest payments on the securities.

We are party to legal actions that arise in the ordinary course of business as described in Note Q.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal year ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on its assessment and this criteria, subject to the foregoing, management believes that we maintained effective internal control over financial reporting as of May 31, 2009.

Item 9B.	Other Information

None

Part III

Certain information required by Part III is omitted from this annual report on Form 10-K because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its annual meeting of Stockholders, currently scheduled for October 20, 2009. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Information required in this annual report on Form 10-K with respect to Executive Officers is contained in the discussion titled “Executive Officers of the Company” in Part I of this annual report on Form 10-K. The balance of the information required by Item 10 is incorporated herein by reference to our Proxy Statement under the heading “Election of Directors”.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to our Proxy Statement under the heading “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Certain Relationships and Related Transactions”.

Item 14.	Principal Accounting Fees and Services

The information required by this caption is incorporated herein by reference to our Proxy Statement under the headings “Audit Matters—Principal Accounting Fees and Services and—Policy on Audit Committee Pre-approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm”.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

(2) Financial Statement Schedules

The following consolidated financial statement schedule is included in Part IV of this report:

Schedule II—Valuation and qualifying accounts	113

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits

2.1	Master Separation and Distribution Agreement, effective as of May 2004, between E-Z-EM, Inc. and AngioDynamics, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s registration statement on Form S-1/A , filed with the Commission on May 12, 2004).

2.2	Stock Purchase Agreement, dated October 12, 2006, by and between AngioDynamics, Inc., Oncobionic, Inc. and the shareholders of Oncobionic, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q, filed with the Commission on January 11, 2007).

2.3	Agreement and Plan of Merger, dated as of November 27, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4, filed with the Commission on December 8, 2006).

2.4	Amendment No. 1, dated December 7, 2006, to the Agreement and Plan of Merger, dated as of November 27, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to Annex E of the Company’s Registration Statement on Form S-4, filed with the Commission on December 8, 2006).

2.5	Amendment No. 2, dated January 16, 2007, to the Agreement and Plan of Merger, dated as of November 27, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K, filed with the Commission on January 16, 2007).

2.6	Asset Purchase Agreement, dated as of April 9, 2008, by and between Diomed Holdings, Inc. and Diomed, Inc., as sellers and AngioDynamics, Inc., as Buyer (We agree to furnish to the Commission, upon request, a copy of each exhibit to this Asset Purchase Agreement).

2.7	Sale of the Business and Assets of Diomed Limited (in administration), dated April 10, 2008, by and between AngioDynamics, Inc., Diomed Limited (in administration) and Steve Law (as administrator) (We agree to furnish to the Commission, upon request, a copy of each exhibit to this Stock Purchase Agreement).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 7, 2005).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 7, 2005).

4.1	Rights Agreement, dated as of May 26, 2004, between AngioDynamics, Inc. and Registrar & Transfer Company, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s registration statement on Form 8-A, filed with the Commission on October 27, 2004).

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock of AngioDynamics, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K, filed with the Commission on November 28, 2006).

4.3	Trust Indenture, dated as of August 1, 2002, Relating to the Multi-Mode Variable Rate Industrial Development Revenue Bonds, Series 2002 issued by the Counties of Warren and Washington Industrial Development Agency in the aggregate principal amount of $3,500,00 (incorporated by reference to Exhibit 10.12 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

4.4	Counties of Warren and Washington Industrial Development Agency Multi-Mode Variable Rate Industrial Development Revenue Bond—AngioDynamics, Inc. Project—Letter of Credit Secured, Series 2002, having a maturity Date of August 1, 2022 (incorporated by reference to Exhibit 10.14 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

4.5	Except as set forth in Exhibits 4.3 and 4.4 above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted. We agree to furnish to the Commission, upon request, a copy of each instrument with respect to issuances of long term debt of the Company and its subsidiaries.

10.1.1	AngioDynamics, Inc. 1997 Stock Option Plan, as amended by the Board and Shareholders on February 27, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s registration statement on Form S-1, filed on March 5, 2004).

10.1.2	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Commission on September 9, 2008).

10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Commission on September 9, 2008).

10.3	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 12, 2004).

10.4	Form of Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2005).

10.5	Form of Restricted Stock Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (incorporated by reference to the Company’s current report on Form 8-K, filed with the Commission on May 12, 2005).

10.6	Rita Medical Systems, Inc. 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of Rita Medical Systems registration statement on Form S-1, filed with the Commission on May 3, 2000).

10.7	Horizon Medical Products, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of Horizon Medical Products’ registration statement on From S-1, filed with the Commission on February 13, 1998.

10.8	Rita Medical Systems, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 10.3 of Rita Medical Systems registration statement on Form S-1/A, filed with the Commission on June 14, 2000).

10.9	Rita Medical Systems, Inc. 2000 Directors’ Stock Plan, as amended on June 8, 2005 (incorporated by reference to Exhibit 99.2 of Rita Medical System’s registration statement on Form S-8, filed with the Commission on July 8, 2005).

10.10	Rita Medical Systems, Inc. 2005 Stock and Incentive Plan (incorporated by reference to Exhibit 99.1 of Rita Medical System’s registration statement on Form S-8, filed with the Commission on July 8, 2005).

10.11	Form of Indemnification Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2006).

10.12.1	Form of Severance Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K, filed with the Commission on October 31, 2007).

10.12.2	Form of Severance Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K, filed with the Commission on January 8, 2009).

10.13	Building Loan Agreement, dated as of August 1, 2002, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.10 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.14	Mortgage and Security Agreement, dated as of August 1, 2002, from Counties of Warren and Washington Industrial Development Agency, as Issuer, and AngioDynamics, Inc. to Keybank National Association for the holders of the Issuer’s Multimode Variable Rate Industrial Development Revenue Bonds (incorporated by reference to Exhibit 10.11 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.15	Installment Sale Agreement, dated as of August 1, 2002, by and between Counties of Warren and Washington Industrial Development Agency and AngioDynamics, Inc. (incorporated by reference to Exhibit 10.15 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.16	Reimbursement Agreement, dated as of August 1, 2002, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.16 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.17	First Amendment to the Reimbursement Agreement, dated as of December 29, 2003, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.17 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.18	Note Purchase Agreement, dated as of December 5, 2006, by and between AngioDynamics, Inc. and Keybanc Capital Markets (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed with the Commission on August 14, 2008).

10.19	Reimbursement Agreement, dated as of December 1, 2006, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed with the Commission on August 14, 2008).

10.20	AngioDynamics, Inc. Management Profitability Bonus Program (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K, filed with the Commission on August 21, 2006).

10.21	Offer Letter for the Chief Executive Officer, dated January 19, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.22	Change in Control Agreement, by and between AngioDynamics, Inc. and Jan Keltjens, dated January 19, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.23	Non-Statutory Stock Option Agreement, by and between AngioDynamics, Inc. and Jan Keltjens, dated January 19, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.24	Restricted Stock Agreement, by and between AngioDynamics, Inc. and Jan Keltjens, dated January 19, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.25	Employment Agreement, by and between AngioDynamics, Inc. and Eamonn Hobbs, dated January 20, 2009 (incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.26	Consulting Agreement, by and between AngioDynamics, Inc. and Eamonn Hobbs, dated January 20, 2009 (incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.27	Non-Statutory Stock Option Agreement, by and between AngioDynamics, Inc. and Eamonn Hobbs, dated January 20, 2009 (incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2006).

21	Subsidiaries.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AngioDynamics, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AngioDynamics, Inc. and its Subsidiaries at May 31, 2009 and May 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A under Management’s Report on Internal Control over Financial Reporting.

Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Albany, New York

August 14, 2009

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	May 31, 2009	May 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,909	$32,040
Restricted cash	—	68
Marketable securities, at fair value	40,278	46,182

Total cash, cash equivalents and marketable securities	68,187	78,290
Accounts receivable, net of allowance for doubtful accounts of $602 and $683, respectively	27,181	26,642
Inventories, net	36,928	22,901
Deferred income taxes	9,337	10,902
Prepaid expenses and other	6,965	3,147

Total current assets	148,598	141,882
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation and amortization	22,183	21,163
OTHER ASSETS	908	1,865
INTANGIBLE ASSETS, less accumulated amortization	67,770	71,311
GOODWILL	161,974	162,707
DEFERRED INCOME TAXES	4,263	6,860
PREPAID ROYALTIES	3,007	2,959

TOTAL ASSETS	$408,703	$408,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$13,152	$9,081
Accrued liabilities	11,055	9,523
Income taxes payable	—	933
Current portion of long-term debt and convertible note	265	10,040
Litigation provision	—	6,757
Other current liabilities	5,227	5,000

Total current liabilities	29,699	41,334
LONG-TERM DEBT, net of current portion	6,810	7,075
OTHER LONG TERM LIABILITIES, net of discount	—	4,625

Total liabilities	36,509	53,034

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 24,428,209 and 24,268,266 shares, respectively	245	243
Additional paid-in capital	358,014	350,598
Retained earnings	14,840	4,908
Accumulated other comprehensive loss	(905)	(36)

Total stockholders’ equity	372,194	355,713

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$408,703	$408,747

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended
	May 31, 2009	May 31, 2008	June 2, 2007
Net sales	$195,054	$166,500	$112,227
Cost of sales	74,989	63,913	46,060

Gross profit	120,065	102,587	66,167

Operating expenses
Research and development	17,914	14,424	20,555
Sales and marketing	56,785	46,047	31,605
General and administrative	20,136	15,425	13,172
Amortization of intangibles	9,126	6,849	2,350
Litigation provisions, net	—	3,606	9,710

Total operating expenses	103,961	86,351	77,392

Operating income (loss)	16,104	16,236	(11,225)

Other (expenses) income
Interest income	1,559	3,157	4,047
Interest expense	(731)	(1,328)	(308)
Other (expense) income	(1,780)	(737)	314

Total other (expenses) income, net	(952)	1,092	4,053

Income (loss) before income tax provision	15,152	17,328	(7,172)
Income tax provision	5,220	6,439	1,955

Net income (loss)	$9,932	$10,889	$(9,127)

Earnings (loss) per share
Basic	$0.41	$0.45	$(0.49)

Diluted	$0.41	$0.45	$(0.49)

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE

INCOME (LOSS)

Years ended May 31, 2009, May 31, 2008, and June 2, 2007,

(in thousands, except share data)

	Common Stock		Additional paid in capital	(Accumulated deficit) Retained earnings	Accumulated other comprehensive (loss) income	Total	Comprehensive (loss) income
	Shares	Amount
Balance at June 3, 2006	15,469,431	$155	$120,219	$3,146	$(82)	$123,438
Issuance of common stock in acquisition	7,891,658	79	209,018			209,097
Exercise of stock options	559,459	6	4,087			4,093
Tax benefit on exercise of stock options			2,271			2,271
Purchase of common stock under Employee Stock Purchase Plan	32,765		486			486
Issuance of performance shares	8,437		214			214
Stock-based compensation			3,498			3,498
Implementation of SFAS 123R			158			158
Fair value of conversion feature on convertible debt			1,809			1,809
Net Loss				(9,127)		(9,127)	$(9,127)
Unrealized gain on marketable securities, net of tax of $19					33	33	33
Unrealized loss on interest rate swap, net of tax of $8					(12)	(12)	(12)

Comprehensive loss							$(9,106)

Balance at June 2, 2007	23,961,750	$240	$341,760	$(5,981)	$(61)	$335,958
Net Income				10,889		10,889	$10,889
Exercise of stock options	245,120	3	3,418			3,421
Tax effect of exercise of stock options			(329)			(329)
Issuance of performance shares	4,385		30			30
Purchase of common stock under Employee Stock Purchase Plan	57,011		817			817
Stock-based compensation			4,902			4,902
Unrealized gain on marketable securities, net of tax of $51					87	87	87
Unrealized loss on interest rate swap, net of tax of $36					(62)	(62)	(62)

Comprehensive income							$10,914

Balance at May 31, 2008	24,268,266	$243	$350,598	$4,908	$(36)	$355,713
Net Income				9,932		9,932	$9,932
Exercise of stock options	63,505	2	681			683
Tax effect of exercise of stock options			(145)			(145)
Issuance of performance shares, net	3,501		(4)			(4)
Purchase of common stock under Employee Stock Purchase Plan	92,937		1,091			1,091
Stock-based compensation			5,793			5,793
Unrealized gain on marketable securities, net of tax of $52					88	88	88
Unrealized loss on interest rate swap, net of tax of $46					(79)	(79)	(79)
Foreign Currency Translation					(878)	(878)	(878)

Comprehensive income							$9,063

Balance at May 31, 2009	24,428,209	$245	$358,014	$14,840	$(905)	$372,194

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended
	May 31, 2009	May 31, 2008	June 2, 2007
Cash flows from operating activities:
Net income (loss)	$9,932	$10,889	$(9,127)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,813	9,205	3,764
Amortization of bond discount	242	(336)	(355)
Purchased research and development expense	—	—	12,100
Tax effect of exercise of stock options and issuance of performance shares	(149)	(390)	597
Deferred income tax provision (benefit)	4,267	5,483	(2,818)
Write offs of excess and obsolete inventory	253	803	638
Stock based compensation	5,793	4,902	3,498
Imputed interest	252	—	—
Provision for doubtful accounts	167	229	326
Litigation provisions, net	(6,757)	3,967	9,790
Write off of building planning costs	604	—	—
Other	93	41	(8)
Changes in operating assets and liabilities, net of impact from acquisitions:
Accounts receivable	351	(6,134)	(1,474)
Inventories	(10,532)	4,172	(6,522)
Prepaid expenses and other	(1,020)	(2,297)	365
Accounts payable and accrued liabilities	5,566	2,340	(2,890)
Other long term liabilities	—	(7,000)	—
Income taxes payable	(933)	33	900

Net cash provided by operating activities	19,942	25,907	8,784

Cash flows from investing activities:
Additions to property, plant and equipment	(4,361)	(6,711)	(5,806)
Acquisition of intangible assets and business, net of cash acquired	(17,078)	(18,694)	(25,245)
Payment of non-refundable deposit	—	—	(5,139)
Change in restricted cash	68	1,718	(1,786)
Purchases of marketable securities	(33,982)	(58,699)	(72,254)
Proceeds from sale or maturity of marketable securities	39,654	56,192	55,188

Net cash used in investing activities	(15,699)	(26,194)	(55,042)

Cash flows from financing activities:
Repayment of long-term debt	(10,040)	(315)	(205)
Issuance of long term debt	—	—	5,000
Payment of deferred financing costs	—	—	(190)
Payments of costs related to issuance of common stock	—	—	(329)
Proceeds from exercise of stock options and ESPP	1,774	4,238	4,579
Tax effect of the exercise of stock options and issuance of performance shares	—	91	1,674

Net cash (used in) provided by financing activities	(8,266)	4,014	10,529

Effect of exchange rate changes on cash and cash equivalents	(108)	—	—

(Decrease) increase in cash and cash equivalents	(4,131)	3,727	(35,729)
Cash and cash equivalents
Beginning of year	32,040	28,313	64,042

End of year	$27,909	$32,040	$28,313

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Years ended
	May 31, 2009	May 31, 2008	June 2, 2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$612	$661	$183
Income taxes	2,250	1,782	1,364

Supplemental disclosure of non-cash operating, investing and financing activities:
Contractual obligations in acquisition of intangibles and business	$350	$9,625	$3,500
Issuance of common stock in acquisition	—	—	209,097
Assumption of debt in acquisition	—	—	11,509
Issuance of performance shares	—	—	214

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009 and May 31, 2008

NOTE A—BASIS OF PRESENTATION, BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Presentation, Business Description and Recent Events

The consolidated financial statements include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, Leocor, Inc. (“Leocor”), RITA Medical Systems, LLC, and Oncobionic, Inc. since May 9, 2008, and AngioDynamics UK Limited since June 17, 2008 (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The Company is primarily engaged in the design, development, manufacture and marketing of medical products used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD, and local oncology therapy options for treating cancer, including radiofrequency ablation, or RFA, systems, irreversible electroporation, or IRE, surgical resection systems and embolization products for treating benign and malignant tumors.

Beginning with fiscal 2009, the Company organized its business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of the venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of the dialysis, ports and PICC product lines. The Oncology/Surgery segment is comprised of the RFA, embolization, Habib and NanoKnife product lines. The Company’s chief operating decision maker evaluates performance based on the reportable segments and utilizes net sales, gross profit and operating income as primary profitability measures. The expenses related to certain shared and corporate activities are allocated to these segments on a percentage of total sales basis or operating expenses basis as deemed appropriate.

RITA Medical Systems, Inc.

On January 29, 2007, the Company completed the acquisition of RITA Medical Systems, Inc. (“RITA”) for a total purchase price of approximately $244 million, comprised of approximately 7.9 million shares of the Company’s common stock, assumption of outstanding RITA options and other convertible securities and approximately $24 million in cash (See Note C).

Oncobionic, Inc.

On May 9, 2008, the Company completed the acquisition of all the issued and outstanding shares of capital stock of Oncobionic, Inc. (“Oncobionic”) for approximately $25.4 million including $400,000 of assumed liabilities (See Note C).

Diomed, Inc. and Diomed UK Limited.

On June 17, 2008, the Company completed the acquisition of certain U.S. assets of Diomed, Inc. and UK assets of Diomed UK Limited, in separate transactions, for an aggregate purchase price of approximately $11.1 million in cash including capitalized acquisition costs. The total of the net assets acquired was $5.5 million. Goodwill recorded as a result of these acquisitions was approximately $1.9 million. Intangibles assets acquired, other than goodwill, totaled approximately $3.7 million (See Note C).

FlowMedica, Inc.

On January 12, 2009 the Company completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

products. Intangible assets acquired totaled approximately $1.3 million and inventory acquired totaled approximately $400,000. The Company has included the results of operations in the financial statements effective January 12, 2009 (See Note C).

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

4. Marketable Securities

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. The Company holds investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and the Company may be unable to liquidate its position in the securities in the near term. During fiscal year 2009, the Company had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.

5. Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for sales returns and doubtful accounts. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by a review of their current credit information. The Company continuously monitors aging reports, collections and payments from customers, and a provision for estimated credit losses is maintained based upon the Company’s historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that the same credit loss rates will be experienced in the future. The Company writes off accounts receivable when they are determined to be uncollectible.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

Changes in the Company’s allowance for doubtful accounts are as follows:

	May 31, 2009	May 31, 2008
	(in thousands)
Beginning balance	$683	$1,207
Provision for sales returns and doubtful accounts	167	229
Allowance for acquired receivables	—	(61)
Write-offs	(248)	(692)

Ending Balance	$602	$683

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

8. Accounting for Business Combinations, Goodwill and Intangible Assets

Intangible assets, other than goodwill, are amortized over their estimated useful lives, which range between three and nineteen years, on either a straight-line basis over the period of expected benefit or as revenues are earned from the sales of the related products. The Company periodically reviews the estimated useful lives of its intangible assets and reviews such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The Company’s determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Beginning in fiscal 2009 the Company began reporting

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

three operating segments. The reporting units are consistent with the Company’s operating segments, and include Peripheral Vascular, Access and Oncology/Surgery. As a result, the carrying value of goodwill was allocated to each of the reporting units on a relative fair value basis. The Company completed its annual evaluation of goodwill by reporting unit as of December 31, 2008. The assessment of goodwill impairment indicated that the fair value of each of the reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired (See Note G). The fair value of Peripheral Vascular, Access and Oncology/Surgery exceeded its carrying value by 29%, 5% and 3%, respectively. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization (based upon its stock price) plus an estimated control premium of approximately 19% as of December 31, 2008.

To determine fair value, the Company utilized two market-based approaches and an income approach. Under the market-based approaches, the Company utilized information regarding its own company as well as publicly available industry information to determine earnings multiples and sales multiples. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The Company determined the discounted cash flow as the best indicator to determine fair value.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Solely for purposes of establishing inputs for the fair value calculations, the Company assumed that the current economic conditions would continue through fiscal year 2010, followed by a recovery period in fiscal years 2011 and 2012. In addition, the Company applied gross margin assumptions consistent with its historical trends at various revenue levels and used a EBITDA exit multiple of 6.5, 7.0 and 8.0 to calculate the terminal value of the Peripheral Vascular, Access and Oncology/Surgery reporting units, respectively, compared to an EBITDA exit multiple of 8.0 used in the prior year. In addition, the Company used a discount rate of 19%, 16% and 19% to calculate the fair value of the Peripheral Vascular, Access and Oncology/Surgery reporting units, respectively. This discount rate is higher than the 14% discount rate used in the prior year, primarily due to the fact that additional risk premiums were added to take into account the economic downturn and specific inherent risks associated with each reporting unit.

Since early November 2008, the Company’s stock market capitalization has generally been lower than its shareholders’ equity or book value. However, the Company’s reporting units have continued to generate significant cash flow from their operations, and the Company expects that they will continue to do so in 2009 and beyond. Furthermore, given the relatively small difference between the Company’s stock price and its book value per share, the Company believes that a reasonable potential buyer would offer a control premium for its business that would adequately cover the difference between its trading prices and its book value.

Even though the Company determined that there was no goodwill impairment as of December 31, 2008, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require an interim assessment for some or all of the reporting units prior to the next required annual assessment as of December 31, 2009. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

9. Revenue Recognition

Revenue is recognized in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue, net of sales taxes assessed by any governmental authority, as products are shipped based on F.O.B. shipping terms when title and risk of loss passes to customers. The Company negotiates shipping and credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved and, if approved, customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and must have at least 12 months remaining prior to its expiration date.

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

12. Advertising

All costs associated with advertisement are expensed as incurred. Advertising expense, included in sales and marketing expense was $909,000, $555,000, and $491,000 for fiscal 2009, 2008, and 2007, respectively.

13. Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets, as it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred tax asset includes net operating losses acquired as part of the RITA acquisition. These losses could be significantly limited under Internal Revenue Code (“IRC”) Section 382. An analysis of RITA’s ownership changes as defined in IRC Section 382 shows that approximately $15.8 million (of which $0.8 million had expired as of May 31, 2009) of net operating losses will not be utilized due to limitations. In addition, it is estimated that $11.8 million of state net operating losses will expire prior to utilization. The gross deferred tax asset related to the net operating losses reflects these limitations.

The Company intends to reinvest indefinitely any of its unrepatriated foreign earnings as of May 31, 2009. The Company has not provided for U.S. income taxes on these undistributed earnings of its foreign subsidiaries because Management considers such earnings to be reinvested indefinitely outside the United States. If these earnings were distributed, the Company may be subject to both foreign withholding taxes and U.S. income taxes. Determination of the amount of this unrecognized deferred income tax liability is not practical.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

In November 2005, the FASB issued FASB Staff Position SFAS No. 123(R)-3, “Transition Election to Accounting for the Tax Effect of Share-Based Payment Awards”. The Company elected to adopt the modified prospective transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). Under the modified prospective transition method, no adjustment is made to the deferred tax balances associated with stock-based payments that continue to be classified as equity awards. Additionally, the Company elected to use the “long-form method,” as provided in paragraph 81 of SFAS No. 123(R) to determine the pool of windfall tax benefits. The long-form method requires the Company to analyze the book and tax compensation for each award separately as if it had been issued following the recognition provisions of SFAS No. 123, subject to adjustments for net operating loss carryforwards.

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

Effective June 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value which are provided in the table below. The adoption of SFAS 157 had no impact on the Company’s financial statements other than the disclosures presented herein. There were no changes in the level 3 fair value instruments during the year ended May 31, 2009.

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include bank time deposits, mutual funds and U.S. Treasury securities that are traded in an active exchange market. Includes money market funds.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Includes US government securities and corporate bonds. When quoted market prices are unobservable, we obtain pricing information from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing vendor are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many fixed income securities do not trade on a daily basis, the methodology of the pricing vendor uses available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The pricing vendor considers all available market observable inputs in determining the evaluation for a security. Thus, certain securities may not be priced using quoted

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

prices, but rather determined from market observable information. These investments are included in Level 2 and primarily comprise our portfolio of corporate and government fixed income securities. Additionally included in Level 2 are interest rate swap agreements which are valued using a mid-market valuation model.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently only includes auction rate securities where independent pricing information was not able to be obtained. Our investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable due to events described in Note A, Marketable Securities. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at May 31, 2009. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

	Fair Value Measurements at May 31, 2009 using (in thousands)
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Financial Assets
Cash equivalents	$14,538	$999	$—	$15,537
Marketable securities	—	38,428	1,850	40,278

Total Financial Assets	$14,538	$39,427	$1,850	$55,815

Financial Liabilities
Interest rate swap agreements	$—	$917	$—	$917

Total Financial Liabilities	$—	$917	$—	$917

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract-by-contract basis. The Company did not elect to adopt Statement No. 159.

15. Derivative Financial Instruments

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

statements and how they are accounted for under SFAS 133. SFAS 161 is effective for both interim and annual reporting periods beginning after November 15, 2008. The Company provided the required disclosures in the May 31, 2009 consolidated financial statements.

The Company is exposed to market risk due to changes in interest rates. To reduce that risk, the Company periodically enters into certain derivative financial instruments to hedge its underlying economic exposure. The Company uses derivative instruments as part of its interest rate risk management strategy. The derivative instruments used are fixed-to-floating rate interest rate swaps, which are subject to fair-value and cash flow hedge accounting treatment. The company recognized interest expense of $378,000, $308,000 and interest income of $88,000 for the 2009, 2008 and 2007 periods, respectively, on the fair value hedge (See Note K).

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

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

For the fiscal years ended May 31, 2009, May 31, 2008 and June 2, 2007, the Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share based payment awards on the date of the grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and a risk-free interest rate. The risk-free interest rate is based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment and are considered critical accounting estimates.

The Company considers historical volatility of the Company’s stock price when estimating expected stock price volatility. The Company uses yield rates on U.S. Treasury securities for a period approximating the expected term of the award to estimate the risk-free interest rate. The expected term is determined using the simplified method available under SAB 107 due to our limited public history. The dividend yield is based on the history and expectation of dividend payments. The Company has not paid dividends in the past nor does it expect to pay dividends in the foreseeable future. Company historical data includes information from May 27, 2004, the date of the Company’s initial public offering.

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

The Company accounts for convertible debt (see Note K) under EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 indicates that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. For fiscal 2008 and 2007, shares issuable upon conversion of convertible debt into 414,476 shares of common stock, with a conversion price of $20.41 per share, have been excluded from the calculation of diluted earnings per share, as their inclusion would not be dilutive. The Convertible debt was paid at maturity in fiscal 2009.

Also excluded from the calculation of diluted earnings per common share are options and warrants issued to employees and non-employees to purchase 1,389,571 shares of common stock at May 31, 2009 as their inclusion would not be dilutive. The exercise prices of the excluded securities were between $11.93 and $93.52 at May 31, 2009. For the periods ending May 31, 2008, and June 2, 2007, options, warrants and restricted stock units issued to employees and non-employees to purchase 2,481,787, and 1,111,342, respectively, were excluded from the calculation of diluted earnings per common share as their inclusion would not be dilutive. The exercise prices of the excluded securities were between $0 and $196.95 at both May 31, 2008 and June 2, 2007.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

The following table sets forth the reconciliation of the weighted-average number of common shares:

	2009	2008	2007(1)
Basic	24,363,234	24,081,713	18,443,570
Effect of dilutive securities	149,436	267,247	—

Diluted	24,512,670	24,348,960	18,443,570

(1)	As a result of the net loss for the year ending June 2, 2007, all outstanding options and warrants were excluded from the calculation of diluted earnings per common share as their inclusion would be antidilutive.

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

19. Supplier Concentrations

The Company is dependent on a third-party manufacturer for a substantial portion of its dialysis catheters. In fiscal 2009, products purchased from this supplier accounted for approximately 20% of total product purchases and sales of these products accounted for approximately 10% of the Company’s sales. The Company is dependent upon the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. The loss of its principal suppliers or a significant reduction in product availability from these suppliers could have a material adverse effect on the Company. The Company believes that its relationships with these suppliers are satisfactory.

20. Recently Issued Accounting Pronouncements

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

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired or gain from a bargain purchase; and determines what information to disclose to enable readers of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008 (the Company’s 2010 fiscal year) and will be applied prospectively, with the exception of the accounting for valuation allowances on deferred

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R).

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements for items within the scope of FSP No. 157-2 which will become effective on June 1, 2009 (the Company’s 2010 fiscal year).

In June 2008, the FASB issued Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF No. 03-6-1”). EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two class method described in SFAS No. 128, “Earnings per Share.” EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. It is effective for calendar-year companies beginning January 1, 2009 (the Company’s 2010 fiscal year). The Company is currently assessing the potential impact of implementing this standard.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008 (the Company’s 2010 fiscal year), and interim periods within those fiscal years. The Company is currently assessing the potential impact of implementing this standard.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP SFAS No 157-4”). FSP SFAS No 157-4 provides guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability and for identifying circumstances that indicate a transaction is not orderly. Additionally, FSP SFAS No. 157-4 amends SFAS No. 157 to require disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value. FAS SFAS No.157-4 is effective for interim and annual periods ending after June 15, 2009 (the Company’s 2010

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

fiscal year) and will be applied prospectively. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS No. 141(R)-1”). FSP SFAS No. 141 (R)-1 amends and clarifies the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). FSP SFAS No 141(R)-1 is effective for acquisitions dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2010 fiscal year).

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No 107-1 and APB 28-1”). FSP SFAS No 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim period reporting as well as in annual financial statements. Additionally, this FSP requires disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. FSP SFAS No 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009 (the Company’s 2010 fiscal year) but only requires the revised disclosures on a prospective basis. The Company will provide the additional disclosures necessary to the consolidated financial statements beginning in the Company’s first quarter of fiscal year 2010.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS Nos. 115-2 and 124-2”). FSP SFAS Nos. 115-2 and 124-2 amends the other-than-temporary guidance for debt securities and requires additional interim and annual disclosures of other-than-temporary impairments on debt and equity securities. Under FSP SFAS Nos. 115-2 and 124-2, an other-than-temporary impairment of a debt security shall be considered to have occurred if an entity (1) intends to sell the debt security, (2) more likely than not will be required to sell the security before recovery of its amortized cost basis or (3) does not expect to recover the entire amortized cost basis of the security even if it does not intend to sell the security. Once it is determined than an other-than-temporary impairment has occurred, FSP SFAS Nos. 115-2 and 124-2 provides guidance on when to recognize the other-than-temporary impairment in earnings or in other comprehensive income. Depending on which of the above factors(s) caused the impairment to be considerer other –than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP SFAS Nos. 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009 (the Company’s 2010 fiscal year) and is required to be applied retrospectively to existing investments with a cumulative adjustment to retained earnings and prospectively to new investments purchased after the effective date. The Company is currently evaluating the impact this adoption will have on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 (the Company’s 2010 fiscal year) and is required to be applied prospectively. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

NOTE B—COMPREHENSIVE INCOME

The Company records comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires unrealized holding gains or losses on available-for-sale securities and certain derivative instruments, net of tax, to be included in accumulated other comprehensive income, as a separate component of stockholders’ equity. The components of comprehensive income, which include unrealized gains and losses on available for sale securities, changes in the fair value of the 2002 interest rate swap (see Note K), and foreign currency translation losses are detailed in the Company’s accompanying consolidated statements of stockholders’ equity and comprehensive income. At May 31, 2009 and May 31, 2008, the components of accumulated other comprehensive loss, net of related tax, are as follows:

	May 31, 2009	May 31, 2008
	(in thousands)
Cumulative loss on interest rate swap	$(202)	$(123)
Unrealized holding gain on marketable securities	175	87
Foreign Currency Translation	(878)	—

Accumulated other comprehensive loss	$(905)	$(36)

NOTE C—ACQUISITIONS

FlowMedica, Inc.

On January 12, 2009 the Company completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica products. With this acquisition, the Company purchased the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy. Intangible assets acquired totaled approximately $1.3 million which have been identified as product technologies (10-year weighted average useful life). Inventory acquired totaled approximately $400,000. The acquisition is being accounted for as a purchase and accordingly, the Company has included the results of operations in the financial statements effective January 12, 2009, the date of acquisition. The pro-forma effects of the acquisition were not material to the Company’s income statement and balance sheet. Ten employees of FlowMedica, Inc. became employees of the Company upon completion of the acquisition.

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

Goodwill recorded as a result of these acquisitions was approximately $1.9 million. Intangibles assets acquired, other than goodwill, totaled approximately $3.7 million of which $3.6 million has been identified as customer relationships (8-year estimated weighted average useful life) and $100,000 has been identified as product technologies (10-year estimated weighted average useful life).

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

The acquisition has been accounted for as a purchase and, accordingly, the Company has included the results of operations in the financial statements effective June 17, 2008, the date of acquisition. The pro-forma effects of the Diomed acquisition on the Company’s income statement and balance sheet were not material. Thirty five employees of Diomed became employees of the Company upon completion of the acquisitions.

Oncobionic, Inc.

On May 9, 2008, the Company completed the acquisition of all the issued and outstanding shares of capital stock of Oncobionic, Inc. pursuant to the terms of the Stock Purchase Agreement entered into on October 12, 2006. The closing of the acquisition came as a result of the successful use of irreversible electroporation (IRE) technology in the first human clinical trial for the treatment of soft tissue, conducted during the first week of April 2008. Under the October 2006 Stock Purchase Agreement, the Company agreed to pay a total purchase price of $25.4 million, including $400,000 of assumed liabilities. The Company made payments of $5.0 million upon the execution of the stock purchase agreement in October 2006, $10.0 million on May 9, 2008 upon the closing of the acquisition and $5.0 million in November 2008. The remaining $5.0 million is payable in November 2009 and included on the balance sheet under the caption “Other current liabilities” as of May 31, 2009.

The Stock Purchase Agreement also provides for future royalty payments due on net sales of any catheter-based products sold by the Company that incorporate irreversible electroporation technology (“IRE”). The Company holds a license to such technology under a license agreement with the Regents of the University of California (the “UC License”).

The Company has accounted for the acquisition of Oncobionic as a purchase under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of Oncobionic were recorded as of the acquisition date, at their respective fair values, and consolidated with those of AngioDynamics. $25.2 million of the purchase price was recorded as product technology and is being amortized over a 15 year useful life. The Company has recorded goodwill and a deferred tax liability of $9.3 million. In future periods the deferred tax liability will be reduced to offset the tax impact of non-deductible amortization expense on the intangible assets acquired. The pro-forma impact on prior year results of operations would be approximately $1,680,000 of additional amortization expense or $1,040,000, net of tax.

RITA Medical Systems, Inc.

On January 29, 2007, the Company completed the acquisition of RITA Medical Systems, Inc. (“RITA”) for a total purchase price of approximately $244 million, comprised of approximately $24 million in cash, 7.9 million shares of the Company’s common stock and assumption of outstanding RITA options and other convertible securities. As of May 31, 2009, the RITA options are exercisable for an additional 267,850 shares of the Company’s common stock. In connection with the acquisition, the Company assumed warrants to acquire 2,727,270 RITA shares, which became exercisable for approximately 469,636 shares of the Company’s common stock at an average price of $20.24 per share, net of the cash component. These warrants expire in November 2009. The aggregate fair value with respect to the warrants of approximately $4.5 million was recorded as part of the purchase price using fair values determined under the Black-Scholes valuation model, with the following assumptions: expected stock price volatility of 54.6%; risk-free interest rate of 4.98%; and an expected term of 1.7 years.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

The Company accounted for the acquisition of RITA as a business combination under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of RITA were recorded as of the acquisition date, at their respective fair values, and consolidated with those of AngioDynamics. The valuation of the assets and liabilities of RITA required the use of significant assumptions and estimates, including expected future cash flows and the applicable discount rates for the acquired intangibles, Black-Scholes assumptions for the valuation of the exchanged options and warrants and estimates for IRC section 382 limitations for the deferred tax assets. These estimates were based on assumptions that the Company believed to be reasonable as of the date of the acquisition. However, the Company’s actual results may differ from these estimates.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

NOTE D—MARKETABLE SECURITIES AND INVESTMENTS

Marketable securities as of May 31, 2009 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations(1)	$29,592	$113	$(27)	$29,678
Corporate bond securities	10,546	60	(6)	10,600

	$40,138	$173	$(33)	$40,278

Marketable securities as of May 31, 2008 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations(1)	$36,183	$128	$(25)	$36,286
Corporate bond securities	9,861	41	(6)	9,896

	$46,044	$169	$(31)	$46,182

The amortized cost and fair value of marketable securities at May 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair Value
	(in thousands)
As of May 31, 2009:
Due in one year or less	$26,139	$26,193
Due after one through five years	9,207	9,335
Due after five through twenty years	4,750	4,750

	$40,096	$40,278

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

NOTE E—INVENTORIES

Inventories consist of the following:

	May 31, 2009	May 31, 2008
	(in thousands)
Raw materials	$13,790	$10,383
Work in process	4,188	3,565
Finished goods	22,024	12,647

Gross Inventories	40,002	26,595
Less: Reserves	(3,074)	(3,694)

Net Inventories	$36,928	$22,901

NOTE F—PROPERTY, PLANT AND EQUIPMENT, AT COST

Property, plant and equipment are summarized as follows:

	Estimated useful lives	May 31, 2009	May 31, 2008
		(in thousands)
Building and building improvements	39 years	$14,651	$11,717
Machinery and equipment	3 to 8 years	11,890	9,803
Computer software and equipment	3 to 5 years	8,164	6,958
Construction in progress		1,551	4,072

		36,256	32,550
Less accumulated depreciation and amortization		(14,432)	(11,746)

		21,824	20,804
Land and land improvements		359	359

		$22,183	$21,163

Depreciation expense for 2009, 2008, and 2007, was $2,687,000, $2,328,000, and $1,414,000, respectively.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

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

Goodwill and deferred acquisition costs by segment are as follows:

May 31, 2009
Peripheral Vascular	$56,259
Access	51,723
Oncology/Surgery	53,992

$161,974

Even though the Company determined that there was no goodwill impairment as of December 31, 2008, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require an interim assessment for some or all of the reporting units prior to the next required annual assessment as of December 31, 2009. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Changes in the carrying amount of goodwill for the fiscal year ended May 31, 2009, are as follows (in thousands):

Balance, May 31, 2008	$162,707
Adjustments to purchase price allocation	(2,602)
Arising from completed business combinations (Note C)	1,869

Balance, May 31, 2009	$161,974

During the fiscal year ended May 31, 2009, the Company benefitted from the tax deduction of costs incurred related to the acquisition of Rita Medical Systems, Inc. These deductions resulted in a decrease in taxes payable and an increase in the acquired deferred tax asset and thereby reduced the recorded value of goodwill. This change is reflected above as an adjustment to purchase price allocation.

Changes in the carrying amount of goodwill for the fiscal year ended May 31, 2008 are as follows (in thousands):

Balance, June 3, 2007	$153,787
Adjustments to purchase price allocation	(395)
Arising from completed business combinations (Note C)	9,315

Balance, May 31, 2008	$162,707

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

The balances of intangible assets are as follows:

	May 31, 2009
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
		(in thousands)		(years)
Licenses	$5,540	$(1,351)	$4,189	9.9
Customer relationships	31,126	(9,070)	22,056	7.5
Distributor relationships	900	(700)	200	3.0
Trademarks	600	(140)	460	10.0
Product technologies	49,159	(8,294)	40,865	13.5

	$87,325	$(19,555)	$67,770

	May 31, 2008
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
		(in thousands)		(years)
Licenses	$5,540	$(698)	$4,842	9.9
Customer relationships	27,500	(4,924)	22,576	7.5
Distributor relationships	900	(400)	500	3.0
Trademarks	600	(80)	520	10.0
Product technologies	47,203	(4,330)	42,873	13.6

	$81,743	$(10,432)	$71,311

Amortization expense was $9,126,000, $6,849,000, and $2,350,000, for 2009, 2008, and 2007, respectively.

Annual amortization of these intangible assets is expected to approximate the following amounts for each of the next five fiscal years (in thousands):

2010	$9,149
2011	9,010
2012	9,018
2013	8,113
2014	6,675

NOTE H—INCOME TAXES

The components of income (loss) before income tax provision are as follows:

	2009	2008	2007
	(in thousands)
Income (loss) before income tax provision:
United States	$13,750	$16,946	$(7,172)
Non U.S.	1,402	382	—

	$15,152	$17,328	$(7,172)

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

Income tax provision analyzed by category and by statement of income classification is summarized as follows:

	2009	2008	2007
	(in thousands)
Current
Federal	$426	$1,348	$4,485
State and local	137	224	288
Non U.S.	273	148	—

	836	1,720	4,773
Deferred	4,384	4,719	(2,818)

	$5,220	$6,439	$1,955

The significant components of deferred income tax (benefit) expense from operations for the years ended May 31, 2009, May 31, 2008, and June 2, 2007, consist of the following:

	2009	2008	2007
	(in thousands)
Deferred tax (benefit) expense	$(2,315)	$(2,628)	$(5,338)
Net operating loss carryforward	6,699	7,347	2,520

	$4,384	$4,719	$(2,818)

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	May 31, 2009	May 31, 2008
	(in thousands)
Deferred tax assets
Capital loss carryforwards	$110	$94
Net operating loss carryforward	22,982	29,653
R&D and state tax credit carryforward	1,866	1,294
AMT credit carryforward	599	—
Expenses incurred not currently deductible	873	347
Unrealized loss on interest rate swap	119	72
Impairment of long-lived assets	301	417
Inventories	1,173	1,930
Litigation damage award	—	2,590
Stock-based compensation	3,872	2,414
State tax credits	437	270
Other	222	82

Gross deferred tax asset	32,554	39,163

Deferred tax liabilities
Excess tax over book depreciation and amortization	17,728	20,196
Other	55	51

Gross deferred tax liability	17,783	20,247
Valuation Allowance	(1,171)	(1,154)

Net deferred tax asset	$13,600	$17,762

In conjunction with the acquisition of RITA, at May 31, 2009, the Company had approximately $80.8 million of remaining Federal net operating loss carryforwards and $27.4 million of state net operating loss carryforwards (“NOL”). As a result of ownership changes caused by the acquisition of RITA, these net operating losses are subject to Internal Revenue Code (“IRC”) Section 382 limitations, which is expected to significantly limit the Company’s ability to utilize these net operating losses on an annual basis. As a result of the Company’s IRC Section 382 analysis, it is estimated that approximately $15.0 million of remaining Federal net operating losses and $11.8 million of state net operating losses will expire prior to utilization. The gross deferred income tax asset (“DTA”) related to the NOL reflects these limitations.

The Company needs to generate approximately $4 million of taxable income in each year over the next seventeen years to ensure the realizability of the Company’s deferred tax assets. The Company has determined that it has sufficient existing levels of pre-tax earnings to generate sufficient taxable income to realize the net deferred tax assets recorded on the Company’s balance sheets.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

The Company’s Federal net operating loss carryforwards as of May 31, 2009 after considering IRC Section 382 limitations are $65.0 million. The expiration of the Federal net operating loss carryforwards are as follows: $0.6 million between 2010 and 2011, $29.8 million between 2017 and 2021 and $34.6 million between 2022 and 2026.

The Company’s state net operating loss carryforwards as of May 31, 2009 after considering remaining IRC Section 382 limitations are $15.6 million which expire in various years from 2010 to 2026.

At May 31, 2009, the Company had approximately $429,000 of Federal research and development tax credit carryforwards which are subject to IRC Section 382 limitations and begin to expire in 2023 and approximately $571,000 of Federal research and development credit carryforwards which are not subject to these limitations and begin to expire in 2023. Additionally, at May 31, 2009, the Company had $1.3 million of state credits, of which $315,000 expire at various dates through 2013 and $996,000 which have an unlimited carryforward period.

At May 31, 2009, the Company had a net deferred income tax asset of $13.6 million, after recording a valuation allowance of $1.2 million (of which $1.1 million relates to deferred tax assets acquired in connection with the RITA acquisition). The net change in the valuation allowance was an increase of $17,000 in 2009 and a decrease of $1.0 million in 2008. The 2009 increase relates to fiscal year 2009 capital losses which are fully reserved. The 2008 decrease in the valuation allowance was based upon a change in management’s estimate of the realizability of certain Federal tax credits and state net operating losses obtained in connection with the RITA acquisition. Consequently this change was reflected as a reduction to goodwill related to the acquisition. The valuation allowance recorded against the deferred tax assets acquired in connection with the RITA acquisition relates to state tax credits and state NOLs that management has estimated will more likely than not expire before they are expected to be utilized.

The Company’s consolidated income tax provision has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to the Company’s income before income taxes for the following reasons:

	2009	2008	2007
	(in thousands)
Income tax provision	$5,220	$6,439	$1,955
Effect of Graduated tax rates	152	173	(71)
State income taxes, net of Federal tax benefit	(90)	(52)	(33)
Impact of Non US operations	204	(17)	—
Tax-exempt interest	97	151	79
Research and development tax credit	458	114	32
Domestic Production Activities deduction	—	74	72
Nondeductible write-off of acquired in-process R&D	—	—	(4,114)
Nondeductible stock-based compensation	(271)	(311)	(161)
Other nondeductible expenses	(532)	(480)	(414)
Overaccrual (underaccrual) of prior year Federal and state taxes	—	(26)	89
Other	65	—	56

Income tax provision at statutory tax rate of 35%	$5,303	$6,065	$(2,510)

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

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

During the twelve months ended May 31, 2009, the Company did not recognize any tax liabilities related to uncertain tax positions. Due to the unrecognized tax benefit of the Company being zero upon adoption, with no change since adoption, no “tabular reconciliation” of the total amount of unrecognized tax benefits at the beginning and end of the period is being presented.

The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. This accounting policy did not change as a result of the adoption of FIN 48. Accrued interest and penalties recognized in the consolidated balance sheet were $0 as of May 31, 2009 and May 31, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The Internal Revenue Service (“IRS”) completed an examination of the Company’s federal income tax returns for fiscal years 2006 and 2007 in February 2009 which did not result in a material impact on the Company’s results of operations or financial position. Fiscal years 2006 through 2009 remain open to examination by the various tax authorities. The Company analyzed filing positions in all of the federal and state jurisdictions where it is required to file income taxes, as well as all open tax years in these jurisdictions and believes that its income tax filings positions and deductions will be sustained on audit and does not anticipate any adjustments will result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Management does not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

NOTE I—PREPAID ROYALTIES

On August 13, 2007, the Company entered into a Distribution, Manufacturing and Purchase Option Agreement (“the Agreement”) with a company to acquire the exclusive worldwide rights to manufacture and distribute a split tip catheter for the dialysis market that the Company has named Centros™. The Company also has the option to purchase certain intellectual property associated with these products in the future. The Company will pay royalties on net sales of the products covered in the Agreement. In accordance with the Agreement, the Company has prepaid $3.0 million of royalties based upon the achievement of certain milestones. These payments have been included in the caption “Prepaid Royalties” on the balance sheet as of May 31, 2009 and will be credited against quarterly royalties due subject to certain contractual limitations in the first two years following the initial sale of product. In years 4 through 10 of the contract, certain minimum annual royalties are due.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

NOTE J—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	May 31, 2009	May 31, 2008
	(in thousands)
Payroll and related expenses	$5,944	$5,051
Sales and franchise taxes	1,125	1,112
Royalties	1,143	763
Fair value of interest rate swap	917	416
Other	1,926	2,181

Total	$11,055	$9,523

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

The Company entered into an interest rate swap agreement (the “2002 Swap Agreement”) with the Bank, effective September 2002, with an initial notional amount of $3,500,000 to limit the effect of variability due to interest rates on its rollover of the Bonds. The Swap Agreement, which qualifies for hedge accounting under SFAS No. 133, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement requires the Company to pay a fixed rate of 4.45% and receive payments based on 30-day LIBOR repriced every seven days through May 2022. As of May 31, 2009, May 31, 2008 and June 2, 2007, since the Swap Agreement is classified as a cash flow hedge, the fair value of $319,000, $196,000 and $98,000, respectively, has been recorded as a component of accrued liabilities, and accumulated other comprehensive loss related to the swap agreement is $201,000, $123,000 and $61,000, respectively, net of tax.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

The Company capitalized certain legal and administrative costs incurred in connection with the issuance of the Bonds and is amortizing these costs using the effective interest method over the term of the Bonds. As of May 31, 2009, May 31, 2008 and June 2, 2007, net capitalized bond issuance costs amounted to $74,000, $80,000 and $85,000, respectively, and are recorded as a component of other assets.

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

The Company entered into an interest rate swap agreement (the “2006 Swap Agreement”) with the Bank, effective December 2006, with an initial notional amount of $5,000,000, to limit the effect of variability due to interest rates on its rollover of the Notes. The 2006 Swap Agreement is a contract to exchange floating interest rate payments for fixed interest payments of 5.06% of the outstanding balance of the Notes over the life of the agreement without the exchange of the underlying notional amounts. Changes to the fair value of the 2006 Swap Agreement are recorded as increases or decreases to interest expense as the Company did not elect to apply hedge accounting. As of May 31, 2009 and May 31, 2008, the fair value of $599,000 and $221,000, respectively has been recorded as a component of accrued liabilities with a corresponding credit to other income in the consolidated statement of operations.

The Company capitalized certain legal and bank fees incurred in connection with the issuance of the Notes and is amortizing these costs on a straight-line basis over the term of the Notes. As of May 31, 2009 and May 31, 2008, net capitalized issuance costs related to these Notes amounted to $168,000 and $178,000, respectively, and are recorded as a component of other assets.

Convertible Notes

In connection with the acquisition of RITA on January 29, 2007, the Company assumed subordinated Senior Convertible Notes of RITA (the “Convertible Notes”) with an aggregate principal amount of $9.7 million. The

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

fair value of the conversion feature of the Convertible Notes of $1.8 million was calculated using the intrinsic value method and recorded in goodwill and stockholders’ equity as part of the purchase price described in Note C. During the year ended May 31, 2009, the Convertible Notes matured and were paid in cash.

Following is a summary of long-term debt at May 31, 2009 (in thousands):

Industrial Revenue Bonds	$7,075
Less: current maturities	(265)

Long-term debt	$6,810

At May 31, 2009, future minimum principal payments on long-term debt were as follows (in thousands):

2010	$265
2011	260
2012	275
2013	300
Thereafter	5,975

$7,075

NOTE L—RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

During 2009, 2008 and 2007, the Company received professional sales training services from an organization in which the principal owner is the spouse of the Company’s then President and CEO. Fees and expenses paid for these services totaled $63,000, $108,000 and $204,000, respectively.

NOTE M—RETIREMENT PLANS

The Company has a profit-sharing plan under which it makes discretionary contributions to eligible employees, and a companion 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by the Company. Profit-sharing contributions were $1,009,000, $948,700, and $411,000, in 2009, 2008, and 2007, respectively. Matching contributions were $507,800, $499,500, and $234,000, in 2009, 2008, and 2007, respectively.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

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

2. Stock Options

The Company has two stock-based compensation plans, exclusive of the stock option plans assumed in connection with the acquisition of RITA. These plans provide for the issuance of up to approximately 4.5 million shares of common stock.

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

2004 Stock and Incentive Award Plan

The 2004 Stock and Incentive Award Plan (the “2004 Plan”) provides for the grant of incentive options to the Company’s employees and for the grant of non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to the Company’s employees, directors and other service providers. A total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2004 Plan, of which up to 800,000 shares may be issued upon the exercise of incentive stock options. The compensation committee of the Board of Directors administers the 2004 Plan. The committee determines vesting terms and the exercise price of options granted under the 2004 Plan, but for all incentive stock options the exercise price must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

RITA Stock Option Plans

In connection with the acquisition of RITA, the Company assumed all outstanding options to acquire RITA common stock (the “RITA Options”). Except for RITA Options that were fully vested due to employee terminations and change-of-control provisions in connection with the completion of the acquisition of RITA, options under these plans maintain their original vesting provisions and generally expire ten years from the original date of grant. The Company does not anticipate future grants will be made under these plans. As of May 31, 2009, RITA Options to acquire 267,850 shares of Company common stock were outstanding, of which RITA Options to acquire 249,489 shares of Company common stock were exercisable.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

Stock Option Activity:

The following schedule summarizes stock option activity by the Company as of and for the years ended May 31, 2009, May 31, 2008, and June 2, 2007:

	2009				2008		2007
	Shares	Weighted- average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	2,039,183	$17.82			2,133,662	$17.88	1,251,145	$13.23
Granted	1,011,050	$13.78			477,510	$18.14	552,368	$19.25
Assumed in acquisition	—	$—			—	$—	988,815	$17.30
Exercised	(63,505)	$12.56			(245,120)	$16.60	(559,459)	$7.32
Forfeited	(176,628)	$19.85			(320,732)	$22.54	(99,207)	$20.74
Expired	(922)	$19.97			(6,137)	$63.17	—

Outstanding at end of year	2,809,178	$16.50	5.75 years	$24,671	2,039,183	$17.82	2,133,662	$17.88

Options exercisable at year-end	1,222,951	$17.60	5.68 years	$12,321	996,282	$16.62	1,044,564	$16.40

Options expected to vest in future periods	1,480,521	$16.52	6.08 years	$11,617	966,112	$19.43

Weighted-average fair value of options		$6.63				$8.84		$10.70

On May 31, 2009, there remained 428,098 shares available for granting of options under the 2004 Plan. Options are exercisable into common stock.

All Company options were granted at exercise prices equal to the quoted market price of the Company’s common stock at the date of the grants. Options under these grants vest 25% per year over four years for employees and 100% after one year for consultants. Initial grants to directors vest 25% per year over four years and subsequent grants to directors vest 33 1/3% per year over three years. Options granted prior to May 1, 2007 expire on the tenth anniversary of the grant date. Options granted on or after May 1, 2007, expire on the seventh anniversary of the grant date. The total intrinsic value of options exercised was $ 839,022, $2,787,000, and $2,883,000 for the years ended May 31, 2009, May 31, 2008, and June 2, 2007, respectively. The Company generally issues authorized but unissued shares upon stock option exercises and the settlement of performance share awards and restricted stock units.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

The fair value of the options granted under the 1997 and 2004 Plans was estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

	2009	2008	2007
Expected stock price volatility	59.49%	53.37%	55.63%
Risk-free interest rate	2.33%	4.20%	4.76%
Expected life of options	4.26 years	4.6 years	5.9 years

The following information applies to options outstanding at May 31, 2009:

Range of exercise prices	Number outstanding	Weighted- average remaining life in years	Weighted -average exercise price	Number Exercisable	Weighted- average exercise price
$2.81 - $3.22	6,389	2.05	$3.07	6,389	$3.07
$4.35 - $6.52	50,803	2.98	5.82	50,803	5.82
$6.68 - $9.61	18,257	3.26	7.79	18,257	7.79
$10.59 - $12.72	587,317	5.36	11.49	164,017	11.00
$13.18 - $15.36	707,863	5.93	14.71	203,115	13.71
$15.76 - $19.94	949,550	6.13	17.69	410,965	17.82
$20.06 - $23.03	144,298	5.91	21.00	87,929	20.93
$23.95 - $35.11	337,809	5.62	25.29	274,584	25.31
$43.58 - $53.92	6,892	1.97	52.07	6,892	52.07

	2,809,178	5.75	$16.50	1,222,951	$17.60

3. Performance Share and Restricted Stock Unit Awards

The Company grants restricted stock units and performance share awards to certain employees under the 2004 Plan. The performance criteria is established by the compensation committee for vesting of the performance share awards and may include factors such as the achievement of certain sales, operating income and earnings per share (“EPS”) goals. Performance share awards are subject to additional conditions, including the recipient’s continued employment with the Company. The restricted stock unit awards vest in equal annual installments over the term of the grants. Unvested restricted stock unit awards will be forfeited if the recipient ceases to be employed by the Company, competes with the business of the Company, or otherwise engages in activities detrimental to the Company’s business before such date. The performance share awards and restricted stock units settle in shares of the Company’s common stock on a one-for-one basis.

The Company values performance share and restricted stock unit awards based on the closing trading value of the Company’s shares on the date of grant. The Company recognizes the compensation cost related to its non-vested stock awards ratably over the requisite service period, or over the performance period when performance award metrics are expected to be achieved, which is consistent with the treatment prior to the adoption of SFAS 123(R). Under APB 25, the performance share and restricted stock unit awards were accrued as vested and recorded in accrued liabilities. During the year ended June 2, 2007, the vested performance shares were issued and the liability for the restricted stock unit awards was reclassified to additional paid-in capital as required by SFAS 123(R).

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

	Non-Vested Stock Award Units	Weighted Average Grant-Date Fair Value
Balance as of May 31, 2008	44,098	$18.59
Granted	158,450	11.83
Cancelled	(14,720)	18.62
Vested	(3,501)	18.53

Balance as of May 31, 2009	184,327	12.78

The total fair value of restricted stock awards vesting was $64,900, $85,900, and $157,800 for the years ended May 31, 2009, May 31, 2008, and June 2, 2007, respectively.

4. Unrecognized Compensation Cost:

Under the provisions of SFAS 123(R), the Company expects to recognize the following future expense for awards outstanding as of May 31, 2009:

	Unrecognized Compensation Cost	Weighted Average Remaining Vesting Period (in years)
Stock Options	$9,314,460	2.46
Non-vested stock awards	1,552,787	2.89

	$10,867,247	2.52

Unrecognized compensation cost for stock options is presented net of 4.03% assumed annual forfeitures.

5. Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides a means by which employees of the Company (the “participants”) are given an opportunity to purchase common stock of the Company through payroll deductions. The maximum number of shares to be offered under the Stock Purchase Plan is 400,000 shares of the Company’s common stock, subject to any increase authorized by the Board of Directors. Shares are offered through two purchase periods, each with duration of approximately 6 months, commencing on the first business day of the first and third fiscal quarters. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of the Company’s stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the Board of Directors. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.

The Company uses the Black-Scholes option-pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognizes expense related to shares purchased ratably over the offering period.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

For the years ended May 31, 2009, May 31, 2008, and June 2, 2007, 92,937, 57,011, and 32,765 shares, respectively, were issued at an average price of $11.75, $14.33, and $14.84, respectively, under the Stock Purchase Plan. As of May 31, 2009, 184,484 shares remained available for future purchases under the Stock Purchase Plan.

6. Warrants

In connection with the acquisition of RITA, the Company assumed warrants to acquire 2,727,270 RITA shares, which, following the completion of the acquisition became exercisable for approximately 469,636 shares of the Company’s common stock at an average price of $20.24 per share, net of the cash component. These warrants expire in November 2009. The aggregate fair value with respect to the warrants of approximately $4.5 million was recorded as part of the purchase price using fair values determined under the Black-Scholes valuation model.

NOTE O—STOCK-BASED COMPENSATION

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of June 4, 2006, the first day of the Company’s 2007 fiscal year. The Company’s consolidated financial statements as of and for the years ended May 31, 2009, May 31, 2008 and June 2, 2007, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements have not been restated to include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended May 31, 2009, May 31, 2008 and June 2, 2007, was $3,662,000, net of income taxes of $2,129,000, $3,421,000, net of income taxes of $1,478,000 and $2,372,000, net of income taxes of $1,126,000, respectively.

The following table summarizes stock-based compensation in accordance with SFAS 123(R) for the years ended May 31, 2009, May 31, 2008 and June 2, 2007, which was allocated as follows :

	May 31, 2009	May 31, 2008	June 2, 2007
	(In thousands)
Cost of sales	$582	$645	$476

Research and development	796	737	615
Sales and marketing	1,601	1,540	966
General and administrative	2,812	1,977	1,441

Stock based compensation expense included in operating expenses	5,209	4,254	3,022

Total stock based compensation	5,791	4,899	3,498
Tax benefit	2,129	1,478	1,126

Stock based compensation expense, net of tax	$3,662	$3,421	$2,372

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

NOTE P—ASSET PURCHASE AGREEMENTS

Medron, Inc.

On May 1, 2006, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Medron, Inc. to acquire the rights, titles, and interests in, and to, Patent Pending Technology for purposes of manufacturing, marketing, and selling proprietary Vascular Access Ports, following administrative approval. As of May 31, 2009, the Company has paid $5.5 million in accordance with the Agreement. That amount, net of accumulated amortization, has been included on the balance sheet under the caption “Intangible assets” and is being amortized on a straight line basis over the expected useful life of the assets. A potential future payment of $2.5 million is due upon issuance (within 10 years of the effective date of the Agreement) of a U.S. patent claiming priority to the Patent Application, or any issuance of a patent to the Company within 10 years of the effective date of the Agreement in which the original owners are the inventors.

Nevertouch™

On August 20, 2007, the Company entered into an agreement to acquire all technology rights, including patent rights to the NeverTouch technology (the “Agreement”). As of May 31, 2009, the Company has made payments of approximately $3.0 million which have been recorded on the balance sheet, net of accumulated amortization, under “Intangible assets” and are being amortized on a straight line basis over the expected useful life of the asset.

NOTE Q—COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under non-cancelable operating leases for facilities and equipment. During 2009, 2008, and 2007, aggregate rental costs under all operating leases were approximately $2,367,000, $1,553,000, and $883,000, respectively. Future annual payments under non-cancelable operating leases in the aggregate, of which one includes an escalation clause, with initial remaining terms of more than one year at May 31, 2009, are summarized as follows (in thousands):

2010	$505
2011	26
2012	14
2013	2
2014 +	1

$548

In July 2009, the Company entered into an agreement to lease a 52,500 square foot office building in Latham, New York that will house our corporate headquarters and certain business operations. The building will be constructed by a commercial real estate developer with a targeted occupancy date of March 2010. The agreement terms are for an annual rent of $857,321 for the first five years and $943,054 for the next five years. These lease payments are not reflected in the table above. The lease commencement date coincides with the date of occupancy.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

Litigation Matters

AngioDynamics v. Vascular Solutions

On July 29, 2009, the Company filed a complaint in the United States District Court for the District of Delaware against Vascular Solutions, Inc. (NASDAQ: VASC). The complaint alleges that Vascular Solutions’ Vari-Lase Bright-Tip fiber product line infringes on claims of two of the Company’s patents, US 7,273,478 and US 7,559,329. These patents relate to methods of treating varicose veins using endovenous laser treatments.

Diomed v. AngioDynamics

On January 6, 2004, Diomed filed an action against the Company entitled Diomed, Inc. v. AngioDynamics, Inc., et al., civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleged that the Company infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure Procedure Kit”) and two diode laser systems (the Precision 980 Laser and the Precision 810 Laser), and by conducting a training program for physicians in the use of the VenaCure Procedure Kit. The complaint alleged that the Company’s actions have caused Diomed to suffer substantial damages.

On March 28, 2007, the jury in the proceeding returned a verdict in favor of Diomed and awarded compensatory monetary damages in the amount of $8.36 million. The jury concluded, however, that there was no willful infringement by the Company. On May 22, 2007, the judge for the Federal District Court in Boston denied the Company’s motion to overturn the verdict and increased the judgment for compensatory damages by $1.35 million, to $9.71 million, to cover pretrial interest and post-verdict sales of the infringing products. The Company disputed the infringement verdict on multiple grounds and on June 20, 2007, filed an appeal in the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. The judgment also required the Company to pay interest to Diomed at an annual rate of approximately 5% of the damage award for the period of time between the verdict and actual payment of the award. As a result the Company accrued approximately $10.2 million, including interest. On July 2, 2007, the judge for the Federal District in Boston, Massachusetts, issued an injunction prohibiting the Company from selling its original bare fiber VenaCure product.

On March 14, 2008, Diomed commenced Chapter 11 bankruptcy proceedings. On April 2, 2008, the Company entered into a settlement with Diomed for the purpose of resolving the alleged patent infringement and paid $7.0 million in the fourth quarter of 2008. As a result of the settlement, in the third quarter of fiscal 2008 the Company reduced its litigation provision and recorded a gain of approximately $3.2 million pretax.

Until April 2007, the Company purchased the lasers and laser fibers for its laser systems from biolitec under a supply agreement. In 2006, biolitec advised the Company that based on Diomed’s refinement of its claims in the Diomed action, biolitec believed such claims were not within biolitec’s indemnification obligations under the supply agreement. The Company advised biolitec that it disagreed with biolitec’s position and that the Company expected biolitec to continue to honor its indemnification obligations.

On January 2, 2008, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. in which it is seeking, in part, judgment against biolitec for indemnification of defense costs incurred in the Diomed action and the VNUS action described below. Biolitec has filed counter-claims against us seeking reimbursement of approximately $1.6 million in alleged past defense costs paid by biolitec in one of the settled cases.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

The Company will continue to vigorously enforce its rights under the supply agreement with biolitec. However, in the event it is ultimately determined that the claims asserted in the Diomed action and the VNUS action are not within biolitec’s indemnification obligations under the biolitec supply agreement, the Company may be required to reimburse biolitec for the costs and expenses of defending the Diomed action.

VNUS Medical Technologies v. Diomed, Vascular Solutions, and AngioDynamics

On October 4, 2005, VNUS Medical Technologies, Inc. (“VNUS”) filed an action against the Company and others (collectively, the “Defendants”) entitled VNUS Medical Technologies, Inc. v. Diomed Holdings, Inc., Diomed Inc., AngioDynamics, Inc., and Vascular Solutions, Inc. , case no. C05-2972 MMC, filed in the U.S. District Court for the Northern District of California. The complaint alleged that the Defendants infringed on VNUS’s U.S. patent nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433 by making, using, selling, offering to sell and/or instructing users how to use Diomed’s “EVLT” products, AngioDynamics’ “VenaCure” products, and Vascular Solutions’ “Vari-Lase” products. The complaint alleged the Defendants’ actions caused VNUS to suffer substantial damage. The complaint sought to prohibit the Defendants from continuing to market and sell these products and asks for compensatory and treble money damages, reasonable attorneys’ fees, costs and pre-judgment and post-judgment interest.

On June 3, 2008, the Company entered into an agreement with VNUS settling all patent litigation between it and VNUS. Under the terms of the settlement agreement, the Company paid VNUS approximately $6.8 million pretax. Accordingly, the Company recorded an accrual of $6.8 million as of May 31, 2008 which is included under the heading “Litigation provision” on the consolidated balance sheet. This payment was made in fiscal 2009. In addition, the Company agreed to pay a quarterly royalty on U.S. sales of its NeverTouch(TM), VenaCure(R) and Diomed products from June 1, 2008 until the expiration date of VNUS’ applicable patents. In exchange, VNUS granted the Company a non-exclusive and non-sublicenseable license to VNUS’ applicable patents for use in endovenous laser therapy.

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

Future Purchase Obligations

On October 17, 2005, the Company entered into a Supply and Distribution Rights Agreement (the “Agreement”) with Bioniche Pharma Group Limited (“Bioniche”). The Company was appointed the exclusive distributor in the Field, as defined in the Agreement, in the United States of Bioniche’s sodium tetradecyl sulfate product in concentrations of 1% and 3%, brand name “Sotradecol™” (“Product”). Sotradecol is used in sclerotherapy, a non-surgical procedure to remove varicose veins. The Agreement was amended during fiscal 2008 and expires on June 30, 2012. Future obligations under the agreement are as follows:

•

three non-refundable milestone payments are due 30 days after achieving certain cumulative sales of Product. Payments of $500,000, $1,000,000 and $1,000,000 are due upon achieving cumulative sales of $10,000,000, $25,000,000 and $50,000,000, respectively. If the Company should lose any of its exclusive distribution rights under the Agreement, as amended, any milestone payments not yet made would not be required to be made. None of these sales milestones were achieved during the year ended May 31, 2009.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

•

the Company shall use reasonable efforts to purchase a minimum of $2,900,000 of Product for the year ended June 30, 2009 and for each of the remaining years of the contract though the expiration date (June 30, 2012 ). The Company met its purchase commitment for the year ended June 30, 2009. Failure to make future minimum annual purchases in any such contract year, unless cured as provided in the Agreement, may result in a loss of exclusive rights under the Agreement.

The Company has also entered into other commitments for future minimum inventory purchases related to several core products. Total future purchase obligations for fiscal years ending May 31 are as follows: $12.3 million in 2010, $9.1 million in 2011, $5.0 million in 2012, $4.8 million in 2013 and $2.1 million in 2014.

NOTE R–SEGMENTS

SEGMENT AND GEOGRAPHIC INFORMATION

Historically, the Company reported its results of operations as a single segment. Beginning with fiscal 2009, the Company has organized its business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of the venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of the dialysis, port and PICC product lines. The Oncology/Surgery segment is comprised of the RFA, embolization, Habib and NanoKnife product lines.

Selected information by reportable segment is presented in the following tables (in thousands):

	Year Ended
	May 31, 2009	May 31, 2008	June 2, 2007
Net sales
Peripheral Vascular	$83,457	$63,675	$58,132
Access	66,812	64,434	42,922
Oncology/Surgery	44,785	38,391	11,173

Total	$195,054	$166,500	$112,227

Gross profit
Peripheral Vascular	$48,717	$35,924	$34,260
Access	40,419	38,295	24,044
Oncology/Surgery	30,929	28,368	7,863

Total	$120,065	$102,587	$66,167

Operating income(expense)
Peripheral Vascular	$10,605
Access	10,263
Oncology/Surgery	(4,764)

Total	$16,104

Total assets
Peripheral Vascular	$125,155
Access	138,270
Oncology/Surgery	145,278

Total	$408,703

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

The results for fiscal years ended May 31, 2008 and June 2, 2007 have been presented to reflect these new reportable segments for net sales and gross profit. Operating income and total assets for the prior periods have not been disclosed as it was impracticable to do so.

In accordance with FAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of the Company’s reportable segments. The Company’s chief operating decision maker evaluates performance based on the reportable segments and utilizes net sales, gross profit and operating income as primary profitability measures. The expenses related to certain shared and corporate activities are allocated to these segments on a percentage of total sales basis or operating expense basis as deemed appropriate.

Total sales for geographic areas are summarized below (in thousands):

	Year ended
	May 31, 2009	May 31, 2008	June 2, 2007
Net Sales by Geography
United States	$173,406	$150,643	$105,154
International	21,648	15,857	7,073

Total	$195,054	$166,500	$112,227

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2009 and May 31, 2008

NOTE S—QUARTERLY INFORMATION

Quarterly results of operations during 2009 and 2008 are as follows:

	2009
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$44,323	$48,464	$49,447	$52,820
Gross profit	27,457	29,693	30,222	32,693
Net income	2,211	2,907	1,912	2,902
Earnings per common share
Basic	0.09	0.12	0.08	0.12
Diluted	0.09	0.12	0.08	0.12

	2008
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$37,526	$41,497	$40,725	$46,752
Gross profit	22,501	25,455	25,318	29,313
Net income	2,380	3,100	4,890	519
Earnings per common share
Basic	0.10	0.13	0.20	0.02
Diluted	0.10	0.13	0.20	0.02

AngioDynamics, Inc. and Subsidiaries

	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
	(in thousands)
Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to Other Accounts- describe		Deductions- describe		Balance at End of Period
Year Ended June 2, 2007
Allowance for inventory obsolescence	$840	$94	$2,464	(c)	$(638)	(b)	$2,760
Allowance for deferred tax asset	102		2,115	(c)			2,217
Allowance for doubtful accounts	430	326	498	(c)	(47)	(a)	1,207

Totals	$1,372	$420	$5,077		$(685)		$6,184

Year Ended May 31, 2008
Allowance for inventory obsolescence	$2,760	$984	$131	(c)	$(181)	(b)	$3,694
Allowance for deferred tax asset	2,217	—	—		(1,063)	(d)	1,154
Allowance for doubtful accounts	1,207	229	(61)	(c)	(692)	(a)	683

Totals	$6,184	$1,213	$70		$(1,936)		$5,531

Year Ended May 31, 2009
Allowance for inventory obsolescence	$3,694	$253	$—		$(873)	(b)	$3,074
Allowance for deferred tax asset	1,154	17	—		—		1,171
Allowance for doubtful accounts	683	167	—		(248)	(a)	602

Totals	$5,531	$437	$—		$(1,121)		$4,847

(a)	Previously reserved sales returns and accounts written off as uncollectible.
(b)	Writeoffs of obsolete or expired inventory.
(c)	Assumed in acquisition.
(d)	Purchase accounting adjustments and use of fully reserved capital loss carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.

Date:	August 14, 2009	By:	/s/ VINCENT BUCCI
Vincent Bucci, Chairman of the Board, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 14, 2009	/s/ VINCENT BUCCI
Vincent Bucci,
Chairman of the Board, Director

Date:	August 14, 2009	/s/ JOHANNES C. KELTJENS
Johannes C. Keltjens,
President, Chief Executive Officer (Principal Executive Officer), Director

Date:	August 14, 2009	/s/ D. JOSEPH GERSUK
D. Joseph Gersuk,
Executive Vice President—Chief Financial Officer, Treasurer (Principal Financial and Chief Accounting Officer)

Date:	August 14, 2009	/s/ WESLEY E. JOHNSON, JR.
Wesley E. Johnson, Jr., Director

Date:	August 14, 2009	/s/ HOWARD W. DONNELLY
Howard W. Donnelly, Director

Date:	August 14, 2009	/s/ JEFFREY G. GOLD
Jeffrey G. Gold, Director

Date:	August 14, 2009	/s/ DENNIS S. METENY
Dennis S. Meteny, Director

Date:	August 14, 2009	/s/ PAUL S. ECHENBERG
Paul S. Echenberg, Director

Date:	August 14, 2009	/s/ STEVE LAPORTE
Steve LaPorte, Director

Date:	August 14, 2009	/s/ CHARLES ORSATI,
Charles Orsati, Director