Form 10-Q
period 2009-08-31
ANGIODYNAMICS INC
filed 2009-10-07
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☐  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 1, 2009
Common Stock, par value $.01	24,501,421 shares

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	August 31, 2009	May 31, 2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,168	$27,909
Marketable securities, at fair value	36,588	40,278

Total cash, cash equivalents and marketable securities	68,756	68,187
Accounts receivable, net of allowance for doubtful accounts of $570 and $602, respectively	23,383	27,181
Inventories	44,344	36,928
Deferred income taxes	9,248	9,337
Prepaid expenses and other	6,953	6,965

Total current assets	152,684	148,598
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation	22,327	22,183
OTHER ASSETS	922	908
INTANGIBLE ASSETS, less accumulated amortization	65,491	67,770
GOODWILL	161,974	161,974
DEFERRED INCOME TAXES, long term	2,876	4,263
PREPAID ROYALTIES	3,006	3,007

TOTAL ASSETS	$409,280	$408,703

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$11,921	$13,152
Accrued liabilities	9,394	11,055
Current portion of long-term debt	245	265
Other current liabilities, net of discount	4,946	5,227

Total current liabilities	26,506	29,699
LONG-TERM DEBT, net of current portion	6,745	6,810

Total liabilities	33,251	36,509

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 24,496,421 and 24,428,209 shares at August 31, 2009 and May 31, 2009, respectively	246	245
Additional paid-in capital	359,804	358,014
Retained earnings	16,951	14,840
Accumulated other comprehensive loss	(972)	(905)

Total stockholders’ equity	376,029	372,194

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$409,280	$408,703

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Quarter Ended
	August 31, 2009	August 31, 2008
Net sales	$50,092	$44,323
Cost of sales	19,960	16,866

Gross profit	30,132	27,457

Operating expenses
Research and development	4,849	3,962
Sales and marketing	15,359	13,091
General and administrative	4,077	4,331
Amortization of intangibles	2,272	2,251

Total operating expenses	26,557	23,635

Operating income	3,575	3,822

Other income (expenses)
Interest income	188	402
Interest expense	(171)	(225)
Other income (expense)	(182)	(428)

Total other income (expenses)	(165)	(251)

Income before income tax provision	3,410	3,571

Income tax provision	1,299	1,360

Net income	$2,111	$2,211

Earnings per common share
Basic	$0.09	$0.09

Diluted	$0.09	$0.09

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Quarter Ended August 31, 2009

(unaudited)

(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total	Comprehensive income
	Shares	Amount
Balance at May 31, 2009	24,428,209	$245	$358,014	$14,840	$(905)	$372,194
Net income				2,111		2,111	$2,111
Exercise of stock options	6,717		29			29
Purchase of common stock under Employee Stock Purchase Plan	61,495	1	574			575
Stock-based compensation			1,187			1,187

Unrealized gain on marketable securities, net of tax of $9					16	16	16
Unrealized gain on interest rate swap, net of tax of $1					2	2	2
Foreign currency translation					(85)	(85)	(85)

Comprehensive income							$2,044

Balance at August 31, 2009	24,496,421	$246	$359,804	$16,951	$(972)	$376,029

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Quarter Ended
	August 31, 2009	August 31, 2008
Cash flows from operating activities:
Net income	$2,111	$2,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,010	2,905
Amortization of bond discount	69	—
Tax effect on exercise of stock options and issuance of performance shares	29	(74)
Deferred income taxes	1,467	2,278
Write offs of excess and obsolete inventory	(251)	107
Stock based compensation	1,187	1,200
Imputed interest	56	63
Change in allowance for doubtful accounts	(32)	—
Other	55	2
Changes in operating assets and liabilities:
Accounts receivable	3,830	3,544
Inventories	(7,165)	(2,114)
Prepaid expenses and other	(1)	(1,148)
Accounts payable and accrued liabilities	(3,226)	387
Litigation provision	—	(6,757)
Income taxes payable	—	(933)

Net cash provided by operating activities	1,139	1,671

Cash flows from investing activities:
Additions to property, plant and equipment	(930)	(1,286)
Acquisition of intangible assets and business	—	(10,597)
Change in restricted cash	—	68
Purchases of marketable securities	(9,830)	(5,447)
Proceeds from sale or maturity of marketable securities	13,476	10,816

Net cash provided by (used in) investing activities	2,716	(6,446)

Cash flows from financing activities:
Repayment of long-term debt and convertible notes	(85)	(9,785)
Proceeds from exercise of stock options and ESPP	574	1,140

Net cash provided by (used in) financing activities	489	(8,645)

Effect of exchange rate changes on cash and cash equivalents	(85)	(102)

Increase (decrease) in cash and cash equivalents	4,259	(13,522)
Cash and cash equivalents
Beginning of period	27,909	32,040

End of period	$32,168	$18,518

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and August 31, 2008

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of August 31, 2009, the consolidated statement of stockholders’ equity and comprehensive income for the quarter ended August 31, 2009, and the consolidated statements of income and the consolidated statements of cash flows for the quarters ended August 31, 2009 and August 31, 2008 have been prepared by the Company without audit. The consolidated balance sheet as of May 31, 2009 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended August 31, 2009 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed by the Company on August 14, 2009. The results of operations for the periods ended August 31, 2009 and August 31, 2008 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the quarter ended August 31, 2009 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, and AngioDynamics UK Limited (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

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

The Company has performed an evaluation of subsequent events through October 7, 2009, which is the date the financial statements were issued.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009 and August 31, 2008

(unaudited)

NOTE B – ACQUISITIONS

FlowMedica, Inc.

On January 12, 2009 the Company completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica products. With this acquisition, the Company purchased the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy. Intangible assets acquired totaled approximately $1.3 million which have been identified as product technologies (10-year weighted average useful life.) Inventory acquired totaled approximately $400,000. The acquisition has been accounted for as a purchase and accordingly, the Company has included the results of operations in the financial statements effective January 12, 2009. The pro-forma effects of the acquisition were not material to the Company’s income statement and balance sheet. Ten employees of FlowMedica, Inc. became employees of the Company upon completion of the acquisition.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009 and August 31, 2008

(unaudited)

NOTE B – ACQUISITIONS (cont’d)

Under the October 2006 Stock Purchase Agreement, the Company agreed to pay a total purchase price of $25.4 million, including $400,000 of assumed liabilities. The Company made payments of $5.0 million upon the execution of the stock purchase agreement in October 2006, $10.0 million on May 9, 2008 upon the closing of the acquisition and $5.0 million in November 2008. The remaining $5.0 million is payable in November 2009 and is included on the balance sheet under the caption “Other current liabilities, net of discount” as of August 31, 2009.

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

NOTE C – ASSET PURCHASE AGREEMENTS

Medron, Inc.

On May 1, 2006, the Company entered into an Asset Purchase Agreement with Medron, Inc. to acquire the rights, titles, and interests in, and to, Patent Pending Technology for purposes of manufacturing, marketing, and selling proprietary Vascular Access Ports, following administrative approval. As of August 31, 2009, the Company has paid $5.5 million in accordance with this agreement. That amount, net of accumulated amortization, has been included on the balance sheet under the caption “Intangible assets” and is being amortized on a straight line basis over the expected useful life of the assets. A potential future payment of $2.5 million is due upon issuance (within 10 years of the effective date of the agreement) of a U.S. patent claiming priority to the Patent Application, or any issuance of a patent to the Company within 10 years of the effective date of the agreement in which the original owners are the inventors.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009 and August 31, 2008

(unaudited)

NOTE D – INVENTORIES

	August 31, 2009	May 31, 2009
	(in thousands)
Raw materials	$14,880	$13,790
Work in process	4,167	4,188
Finished goods	28,120	22,024

Gross Inventories	47,167	40,002
Less: Reserves	(2,823)	(3,074)

Inventories	$44,344	$36,928

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Goodwill is not amortized but rather is tested for impairment during the third quarter of each fiscal year or more frequently if triggering events indicating potential impairment arise. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

There were no changes in the carrying amount of goodwill for the quarter ended August 31, 2009 as shown below (in thousands):

Balance, May 31, 2009	$161,974
Adjustments to purchase price allocation	—

Balance, August 31, 2009	$161,974

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009 and August 31, 2008

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

Since November 2008, the Company’s stock market capitalization has generally been lower than its shareholders’ equity or book value. However, the Company’s reporting units have continued to generate significant cash flow from their operations, and the Company expects that they will continue to do so in fiscal 2010 and beyond. Furthermore, given the relatively small difference between its stock price and its book value per share, the Company believes that a reasonable potential buyer would offer a control premium for the business that would adequately cover the difference between the Company’s trading prices and book value.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009 and August 31, 2008

(unaudited)

NOTE E – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

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

Intangible assets are amortized over their estimated useful lives. The balances of intangible assets are as follows:

	August 31, 2009
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$48,660	$(9,309)	$39,351	13.2
Customer relationships	31,125	(10,106)	21,019	7.5
Licenses	6,040	(1,489)	4,551	9.2
Distributor relationships	900	(775)	125	3.0
Trademarks	600	(155)	445	10.0

	$87,325	$(21,834)	$65,491

	May 31, 2009
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$49,159	$(8,294)	$40,865	13.5
Customer relationships	31,126	(9,070)	22,056	7.5
Licenses	5,540	(1,351)	4,189	9.9
Distributor relationships	900	(700)	200	3.0
Trademarks	600	(140)	460	10.0

	$87,325	$(19,555)	$67,770

NOTE F – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 31, 2009	May 31, 2009
	(in thousands)
Payroll and related expenses	$4,602	$5,944
Sales and franchise taxes	1,245	1,125
Royalties	1,023	1,143
Fair value of interest rate swap	916	917
Other	1,608	1,926

Total	$9,394	$11,055

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009 and August 31, 2008

(unaudited)

NOTE G – CEO TRANSITION

On January 20, 2009, the Company entered into an Employment Agreement and Non-Statutory Stock Option Agreement with its then chief executive officer that provided, among other things, for a transition to a new chief executive officer. The transition to the new chief executive was completed in the third quarter of fiscal 2009. The former chief executive officer did not have an operating role after February 28, 2009. Accordingly, the Company recorded a provision in fiscal 2009 of approximately $2.9 million in general and administrative expenses for all current and future costs associated with the aforementioned Employment Agreement and Non-Statutory Stock Option Agreement and certain costs associated with the recruitment of a new chief executive officer. The new CEO commenced employment with the Company on March 1, 2009. At August 31, 2009, approximately $660,000 of related CEO transition costs was included in accrued liabilities.

NOTE H – INCOME TAXES

The Company’s effective income tax rate was 38% for both the quarters ending August 31, 2009 and August 31, 2008.

In September 2009, the Company received $1.7 million in cash as a tax refund related to completion of an examination of the Company’s federal income tax returns for fiscal years 2006 and 2007 by the Internal Revenue Service. This refund was primarily related to the tax deduction of costs incurred related to the acquisition of Rita Medical Systems, Inc. and was recorded as a reduction in goodwill during the third quarter of fiscal 2009 when notification from the Internal Revenue Service was received.

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

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Quarter Ended
	August 31, 2009	August 31, 2008
Basic	24,431,926	24,297,521
Effect of dilutive securities	158,026	176,378

Diluted	24,589,952	24,473,899

Excluded from the calculation of diluted earnings per common share, are options and warrants issued to employees and non-employees to purchase 1,470,600 shares of common stock for the quarter ended August 31, 2009 and 1,420,997 for the quarter ended August 31, 2008, as their inclusion would be antidilutive. The exercise prices of these options were between $13.18 and $53.92 at August 31, 2009.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009 and August 31, 2008

(unaudited)

NOTE J – SEGMENT AND GEOGRAPHIC INFORMATION

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

Selected information by reportable segment is presented in the following tables (in thousands):

	Quarter Ended		As a Percentage of Net Sales Quarter Ended
	August 31, 2009	August 31, 2008	August 31, 2009		August 31, 2008
Net sales
Peripheral Vascular	$21,059	$18,434
Access	16,231	15,686
Oncology/Surgery	12,802	10,203

Total	$50,092	$44,323

Gross profit
Peripheral Vascular	$12,556	$10,231	59.6%		55.5%
Access	9,444	9,776	58.2%		62.3%
Oncology/Surgery	8,132	7,450	63.5%		73.0%

Total	$30,132	$27,457	60.2%		61.9%

Operating income(loss)
Peripheral Vascular	$2,490	$2,327	11.8%		12.6%
Access	1,585	2,499	9.8%		15.9%
Oncology/Surgery	(500)	(1,004)	(3.9%	)	(9.8%	)

Total	$3,575	$3,822	7.1%		8.6%

In accordance with accounting policies on disclosure of segment reporting, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of the Company’s reportable segments. The accounting policies of the segments are the same as those described in Accounting Policies, Note 1, of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed by the Company on August 14, 2009. The Company’s chief operating decision maker evaluates performance based on the reportable segments and utilizes net sales, gross profit and operating income as primary profitability measures. The expenses related to certain shared and corporate activities are allocated to these segments on a percentage of total sales basis or a percentage of operating expense basis as deemed appropriate.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009 and August 31, 2008

(unaudited)

NOTE J – SEGMENT AND GEOGRAPHIC INFORMATION—(cont’d)

Total sales for geographic areas are summarized below (in thousands):

	Quarter Ended
	August 31, 2009	August 31, 2008

Net Sales by Geography
United States	$45,028	$39,261
International	5,064	5,062

Total	$50,092	$44,323

NOTE K – FAIR VALUE

Effective June 1, 2008, the Company adopted an accounting policy regarding fair value. Under this policy, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This policy establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The policy describes three levels of inputs that may be used to measure fair value which are provided in the table below. The adoption of this policy had no impact on the Company’s financial statements other than the disclosures presented herein.

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include bank time deposits, mutual funds and U.S. Treasury securities that are traded in an active exchange market. Includes money market funds.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Includes US government securities and corporate bonds. When quoted market prices are unobservable, the Company obtains pricing information from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing vendor are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many fixed income securities do not trade on a daily basis, the methodology of the pricing vendor uses available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The pricing vendor considers all available market observable inputs in determining the evaluation for a security. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2 and primarily comprise the Company’s portfolio of corporate and government fixed income securities. Additionally included in Level 2 are interest rate swap agreements which are valued using a mid-market valuation model.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently only includes auction rate securities where independent pricing information was not able to be obtained. The Company’s investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable since these auction rate securities issued by New York state and local government authorities failed auction. Due to limited market information, the Company utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009 and August 31, 2008

(unaudited)

NOTE K – FAIR VALUE – (cont’d)

There were no changes in the level 3 fair value instruments for the three months ended August 31, 2009.

	Fair Value Measurements at August 31, 2009 using (in thousands)
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Signifcant Unobservable Inputs Level 3	Assets at Fair Value
Financial Assets
Cash equivalents	$19,482	$—	$—	$19,482
Marketable securities	—	34,738	1,850	36,588

Total Financial Assets	$19,482	$34,738	$1,850	$56,070

Financial Liabilities
Interest rate swap agreements	$—	$916	$—	$916

Total Financial Liabilities	$—	$916	$—	$916

	Fair Value Measurements at May 31, 2009 using (in thousands)
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Signifcant Unobservable Inputs Level 3	Assets at Fair Value
Financial Assets
Cash equivalents	$14,538	$999	$—	$15,537
Marketable securities	—	38,428	1,850	40,278

Total Financial Assets	$14,538	$39,427	$1,850	$55,815

Financial Liabilities
Interest rate swap agreements	$—	$917	$—	$917

Total Financial Liabilities	$—	$917	$—	$917

In March 2008, FASB issued authoritative guidance which is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. This guidance also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for. The guidance is effective for both interim and annual reporting periods beginning after November 15, 2008. The Company has provided the required disclosures in the August 31, 2009 consolidated financial statements.

The Company is exposed to market risk due to changes in interest rates. To reduce that risk, the Company periodically enters into certain derivative financial instruments to hedge its underlying economic exposure. The Company uses derivative instruments as part of its interest rate risk management strategy. The derivative instruments used are fixed-to-floating rate interest rate swaps, which are subject to fair-value and cash flow hedge accounting treatment. The company recognized interest expense of $2,000 and $80,000 for the first quarter of fiscal 2010 and the first quarter of fiscal 2009, respectively, on the fair value hedge.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009 and August 31, 2008

(unaudited)

NOTE L – MARKETABLE SECURITIES

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. The Company holds investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and the Company may be unable to liquidate its position in the securities in the near term. At August 31, 2009 and May 31, 2009, the Company had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that had failed auctions. The authorities are current in their interest payments on the securities.

Marketable securities as of August 31, 2009 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$24,073	$93	$(20)	$24,146
Corporate bond securities	12,309	134	(1)	12,442

	$36,382	$227	$(21)	$36,588

Marketable securities as of May 31, 2009 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$29,592	$113	$(27)	$29,678
Corporate bond securities	10,546	60	(6)	10,600

	$40,138	$173	$(33)	$40,278

NOTE M – LITIGATION

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009 and August 31, 2008

(unaudited)

NOTE N – RECENTLY ADOPTED ACCOUNTING POLICIES

In November 2007, the FASB issued authoritative guidance which establishes disclosure requirements for arrangements entered into by companies to collaboratively develop, manufacture, or market products and which also establishes income statement classification of collaboration transactions between the parties. The Company has adopted this guidance effective June 1, 2009 and the adoption had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired or gain from a bargain purchase; and determines what information to disclose to enable readers of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008 (the Company’s 2010 fiscal year) and will be applied prospectively, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this policy would also apply the provisions of this policy.

In December 2007, the FASB issued authoritative guidance which establishes reporting standards that require companies to more clearly identify in the financial statements and disclose the impact of noncontrolling interest in a consolidated subsidiary on the consolidated financial statements. The Company has adopted this guidance effective June 1, 2009 and the adoption had no impact on the Company’s consolidated financial statements.

The FASB issued authoritative guidance for fair value measurements in September 2006, which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance which deferred the effective date of this guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has adopted this guidance for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis effective June 1, 2009. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued authoritative guidance to determine whether instruments granted in share-based payment transactions are participating securities. This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two class method. This guidance requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The Company has adopted this guidance effective June 1, 2009 and the adoption had no impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued authoritative guidance which establishes a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. This guidance determines that warrants that a company issues that contain a strike price adjustment feature results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of this guidance will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. The Company has adopted this guidance effective June 1, 2009 and the adoption had no impact on the Company’s consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009 and August 31, 2008

(unaudited)

NOTE N – RECENTLY ADOPTED ACCOUNTING POLICIES – (cont’d)

In April 2009, the FASB issued authoritative guidance which provides instruction for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability and for identifying circumstances that indicate a transaction is not orderly. Additionally, the guidance requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value. The guidance is effective for interim and annual periods ending after June 15, 2009 (the Company’s 2010 fiscal year) and will be applied prospectively. The Company has adopted this guidance effective June 1, 2009 and the adoption had no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was adopted by the Company effective June 1, 2009 and will be applied prospectively.

In April 2009, the FASB issued authoritative guidance which amends the other-than-temporary guidance for debt securities and requires additional interim and annual disclosures of other-than-temporary impairments on debt and equity securities. An other-than-temporary impairment of a debt security shall be considered to have occurred if an entity (1) intends to sell the debt security, (2) more likely than not will be required to sell the security before recovery of its amortized cost basis or (3) does not expect to recover the entire amortized cost basis of the security even if it does not intend to sell the security. Once it is determined than an other-than-temporary impairment has occurred, the policy provides guidance on when to recognize the other-than-temporary impairment in earnings or in other comprehensive income. Depending on which of the above factor(s) caused the impairment to be considerer other –than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. This guidance is effective for interim and annual periods ending after June 15, 2009 (the Company’s 2010 fiscal year) and is required to be applied retrospectively to existing investments with a cumulative adjustment to retained earnings and prospectively to new investments purchased after the effective date. The Company has adopted this guidance effective June 1, 2009 and the adoption had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, this guidance requires an entity to disclose the date through which subsequent events have been evaluated. This guidance is effective for interim and annual periods ending after June 15, 2009 (the Company’s 2010 fiscal year) and is required to be applied prospectively. The Company has provided the additional disclosures necessary to the consolidated financial statements beginning in this report on the Company’s first quarter of fiscal year 2010.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. As the Codification was not intended to change existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from our expectations. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by the FDA or other regulatory agencies, results of pending or future clinical trials, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, as well as our ability to integrate purchased businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the SEC, including our Form 10-K for the fiscal year ended May 31, 2009.

Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this quarterly report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. AngioDynamics disclaims any obligation to update the forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date stated, or if no date is stated, as of the date of this document.

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

Our business is organized in three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of the venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of the dialysis, ports and PICC product lines. The Oncology/Surgery segment is comprised of the RFA, embolization, Habib and NanoKnife product lines.

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. As of August 31, 2009, our sales organization numbered 140 in the U.S. and 18 outside the U.S. For the quarter ended August 31, 2009, approximately 10% of our net sales were from non US markets, compared with approximately 11% in the same period of the prior year.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For the quarter ended August 31, 2009, our research and development (“R&D”) expenditures were $4.8 million, compared to $4.0 million in the prior year period which constituted 9.7%, and 8.9% respectively, of net sales. R&D activities include research, product development, intellectual property affairs and regulatory affairs. We expect that our R&D expenditures will approach 10% of net sales in fiscal 2010 primarily due to investment in IRE technology and remain in the range of 8 to 10% of net sales thereafter. However, downturns in our business could cause us to reduce our R&D spending.

We are also seeking to grow through selective acquisitions of complementary businesses and technologies. In January 2007, we acquired RITA Medical Systems, Inc. This acquisition created a diversified medical technology company with a broad line of access, diagnostic and therapeutic products that enable interventional physicians and surgeons to treat peripheral vascular disease and cancerous tumors. Interventional oncology is a large and growing area for our existing customer base and RITA’s leadership position, premium products and excellent reputation fit our strategy. RITA had a very strong position in vascular access ports, which are an ideal sales fit with our Morpheus ® CT PICC. In addition, in May 2008 we acquired irreversible electroporation (IRE) technology which will be complementary to RITA’s diverse offering of local oncology therapies, including its market-leading RFA systems, Habib Sealer TM resection devices and LC Beads TM for tumor embolization. We are in the process of commercializing the IRE technology and recently introduced the NanoKnife generator. In June 2008, we completed the acquisition of certain U.S. and U.K. assets of Diomed, Inc. With this acquisition, we substantially strengthened our position in the market for the treatment of varicose veins. The combination of Diomed endovenous laser products with our existing venous product line provides us with a comprehensive venous product offering. In January 2009, we completed the acquisition of certain assets of FlowMedica, Inc. providing us with the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy.

Except to the extent we can further use our cash and short term investments or our equity securities as acquisition capital, we will require additional equity or debt financing to fund any future significant acquisitions.

In recent years, we expanded our manufacturing and warehousing facilities in Queensbury, New York, to provide us with significantly greater manufacturing and warehousing capacity and to accommodate additional research, development and administrative requirements. We are not currently operating our manufacturing facilities at full capacity. In July 2009, we entered into an agreement to lease, for a ten year period plus 2 five year renewal options, a 52,500 square foot office building in Latham, New York that will house our corporate headquarters and certain business operations. The building will be constructed by a commercial real estate developer with a targeted occupancy date of March 2010.

Our ability to further increase our profitability will depend in part on improving gross profit margins. Factors such as changes in our product mix, new technologies and unforeseen price pressures may cause our margins to grow at a slower rate than we have anticipated, or to decline.

Recent Developments

CEO Transition

On January 20, 2009, we entered into an Employment Agreement and Non-Statutory Stock Option Agreement with our then chief executive officer that provided, among other things, for a transition to a new chief executive officer. The transition to the new chief executive was completed in the third quarter of fiscal 2009. The former chief executive officer did not have an operating role after February 28, 2009. Accordingly, we recorded a provision in fiscal 2009 of approximately $2.9 million in general and administrative expenses for all current and future costs associated with the aforementioned Employment Agreement and Non-Statutory Stock Option Agreement and certain costs associated with the recruitment of a new chief executive officer. The new CEO commenced employment with us on March 1, 2009.

Acquisition of FlowMedica, Inc.

On January 12, 2009, we completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica products. With this acquisition, we purchased the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy. Intangible assets acquired totaled approximately $1.3 million which have been identified as product technologies (10-year weighted average useful life). Inventory acquired totaled approximately $400,000. The acquisition has been accounted for as a purchase and accordingly, we have included the results of operations in the financial statements effective January 12, 2009. The pro-forma effects of the acquisition were not material to our income statement and balance sheet. Ten employees of FlowMedica, Inc. became employees upon completion of the acquisition.

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

The acquisition has been accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective June 17, 2008. The pro-forma effects of the Diomed acquisition on our income statement and balance sheet were not material. Thirty five employees of Diomed became employees of ours upon completion of the acquisition.

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

Results of Operations

Three Months ended August 31, 2009 and August 31, 2008

Financial Summary. For the first quarter of fiscal 2010, we reported net income of $2.1 million, or $0.09 per diluted common share, on net sales of $50.1 million, compared with net income of $2.2 million, or $0.09 per diluted common share, on net sales of $44.3 million in the first quarter of the prior year. Gross profit was 60.2% in the first quarter of fiscal 2010 compared with 61.9% in the first quarter of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Quarter Ended
	August 31, 2009	August 31, 2008
Net sales	100.0%	100.0%
Gross profit	60.2%	61.9%
Research and development expenses	9.7%	8.9%
Sales and marketing expenses	30.7%	29.5%
General and administrative expenses	8.1%	9.8%
Amortization of intangibles	4.6%	5.1%
Operating income	7.1%	8.6%
Other income (expenses)	(0.3)%	(0.6)%
Net income	4.2%	5.0%

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and returns. Net sales for the fiscal first quarter of 2010 increased by 13%, or $5.8 million, to $50.1 million from $44.3 million in the fiscal first quarter of 2009. The growth in net sales was primarily attributable to increased unit sales of LC Bead, increased sales of laser ablation products, increased unit sales of the SmartPort CT and sales of the Benephit renal infusion systems acquired in the FlowMedica acquisition.

From a business unit perspective, Peripheral Vascular sales increased 14% to $21.1 million from $18.4 million. This increase was driven primarily by laser ablation sales and sales of the Benephit renal infusion systems acquired in the FlowMedica acquisition. Access sales were $16.2 million, an increase of 3%, primarily attributable to increased unit sales of SmartPort CT. Oncology/Surgery sales were $12.8 million, an increase of 25% over the prior year primarily as a result of strong sales of our embolization product, LC Bead. IRE sales totaled $74,000 in the first quarter of fiscal 2010.

From a geographical perspective, US sales increased $5.8 million or 15% in the first quarter of 2010 to $45.0 million from $39.3 million a year ago. This increase is primarily attributable to increased unit sales of LC Bead, increased sales of laser ablation products, including those acquired from Diomed, and increased unit sales of the SmartPort CT. International sales were $5.1 million in the fiscal first quarter of 2010 and 2009. IRE products (Nanoknife) contributed $74,000 in the first quarter of 2010 in International Oncology/Surgery business segment sales.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales decreased to 60.2% for the first quarter of 2010 from 61.9% for the same period in the prior year. The decrease in gross profit percentage was primarily due to sales mix, competition pricing factors on certain products, material cost increases on certain purchased products and labor utilization variances.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products and register and maintain our intellectual property. R&D expenses increased by $887,000, or 22%, to $4.9 million in the first quarter of 2010. The increase is primarily due to increased engineering personnel to support IRE development and commercialization activities, as $1.8 million in R&D expenses was spent on the IRE program in the first quarter of fiscal 2010. As a percentage of net sales, R&D expenses were 9.7% for the fiscal first quarter of 2010, compared with 8.9% for the same prior year period. At August 31, 2009, we employed 82 people in research, development and regulatory activities compared with 62 people in the prior year quarter.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and samples. S&M expenses increased $2.3 million or 17% to $15.4 million in the first quarter of fiscal 2010. Sales expenses accounted for $1.3 million of the increase, which represented a 12% increase over the prior year, primarily due to personnel expenses related to the increased number of sales territories under the program to expand our Peripheral Vascular and Access sales forces and begin commercial sales of IRE products. 21 new sales representatives have been added since we began implementing the business unit strategy at the beginning of fiscal 2009.

Marketing expenses increased approximately $1.0 million, or 35%, over the prior year period, primarily due to IRE marketing activities, increased headcount to support the business unit structure and the start up of an internal training function. As a percentage of net sales, S&M expenses were 30.7% for the fiscal first quarter of 2010, compared with 29.5% for the prior year period. $357,000 was spent on IRE sales and marketing activity in the first quarter of fiscal 2010. At August 31, 2009, we employed 204 people in sales and marketing activities compared with 175 people in the prior year quarter.

General and administrative expenses. General and administrative (“G&A”) expenses include executive management, finance and accounting, human resources and information technology and the administrative and professional costs associated with those activities. G&A expenses decreased $254,000, or 6%, to $4.1 million in the first quarter of 2010 due to decreased legal costs from now settled litigation and decreased travel and other integration costs related to the Diomed acquisition that were incurred in the prior year first quarter. G&A expenses were 8.1% of net sales compared with 9.8 % for the prior year first fiscal quarter. As of August 31, 2009, we employed 56 people in general and administrative activities compared with 52 people in the prior year period.

Amortization of intangibles. Amortization of intangibles remained constant at $2.3 million in the first quarter of fiscal 2010 as compared to the prior year. Amortization of IRE intangibles was $432,000 in the first quarter of fiscal 2010.

Operating income. Operating income was $3.6 million and $3.8 million for the first quarter of fiscal 2010 and 2009, respectively. As a percentage of sales, operating income for the first quarter of 2010 was 7.1% compared with 8.6% in the prior year same period.

Other income (expenses). Other income and expenses for the first quarter of fiscal 2010 improved $86,000 to expense of $165,000 compared with the expense of $251,000 in the same period of the prior year. This improvement is primarily due to foreign exchange gains in the current period compared with losses a year ago, improved performance on an interest rate swap and less interest expense in the fiscal first quarter of 2010 compared with a year ago, offset by decreased interest income in fiscal 2010.

Income taxes. Our effective tax rate was 38% for both the fiscal first quarter of 2010 and 2009. In September 2009, we received $1.7 million in cash as a tax refund related to completion of an examination of our federal income tax returns for fiscal years 2006 and 2007 by the Internal Revenue Service. This refund was primarily related to the tax deduction of costs incurred related to the acquisition of Rita Medical Systems, Inc. and was recorded as a reduction in goodwill during the third quarter of fiscal 2009 when notification from the Internal Revenue Service was received.

Net income. For the first quarter of 2010, we reported net income of $2.1 million, a decrease of $100,000 from net income of $2.2 million for the prior year first quarter.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $68.8 million at August 31, 2009, compared with $68.2 million at May 31, 2009. Marketable securities are comprised of U.S. government issued or guaranteed securities, corporate bonds and auction rate securities. At August 31, 2009, total debt was $7.0 million comprised of short and long-term bank debt that financed our facility expansions in Queensbury, New York. This compared with $7.1 million at May 31, 2009.

Net cash provided by operating activities for the quarter ended August 31, 2009 was $1.1 million compared with $1.7 million in the same prior year period. Cash generated from operating activities during the first quarter of fiscal year 2010 was primarily the result of net income and the effect on net income of non cash items, such as depreciation and amortization, the provision for deferred income taxes and stock-based compensation, as well as a decrease in accounts receivable, offset by increases in inventories and decreases in accounts payable and accrued liabilities.

Net cash provided by investing activities was $2.7 million for the quarter ended August 31, 2009 compared with net cash used of $6.4 million for the same prior year period. The net cash provided in the first fiscal quarter of 2010 consisted of net proceeds from the sale, maturity and purchase of available-for-sale short term investments. The prior year first quarter consisted of similar components but also included a $10.6 million use of cash for the acquisition of Diomed assets

Net cash provided by financing activities was $0.5 million for the quarter ended August 31, 2009 compared with cash used in financing activities of $8.6 million for the comparable prior year period. Cash provided by financing activities for the quarter ended August 31, 2009 primarily consisted of proceeds from purchases under the employee stock purchase plan (“ESPP”). The prior year first quarter use of cash for financing activities primarily consisted of repayment of long term debt and convertible note obligations of $9.8 million offset by proceeds from the exercise of stock options and purchases under the ESPP of $1.1 million.

Our contractual obligations and their effect on liquidity and cash flows have not changed substantially from that disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2009.

In fiscal 2003, we financed an expansion of our headquarters and manufacturing facility with industrial revenue bonds for $3.5 million. To secure this financing, we entered into agreements with local municipalities, a bank, a trustee and a remarketing agent. These agreements are referred to as the IDA agreements. The proceeds of the bonds were advanced as construction occurred. The bonds reprice every seven days and are resold by a Remarketing Agent. The bonds bear interest based on the market rate on the date the bonds are repriced and require quarterly principal payments ranging from $25,000 to $65,000 plus accrued interest through May 2022. We entered into an interest rate swap with a bank to convert the initial variable rate payments to a fixed interest rate of 4.45% per annum. The IDA agreements contain financial covenants relating to fixed charge coverage and interest coverage. The outstanding debt is collateralized by a letter of credit ($2.3 million at August 31, 2009) and a first mortgage on the land, building and equipment comprising our facility in Queensbury, and we are required to pay an annual fee ranging from 1.0% to 1.9% of the outstanding balance depending on our financial results. The current fee is 1.75% and is in effect until August 22, 2010.

In fiscal 2007, we financed the expansion of our warehouse and manufacturing facility in Queensbury, New York. The expansion was financed principally with taxable adjustable rate notes (the “Notes”) issued by us aggregating $5,000,000. The Notes were issued under a trust agreement by and between us and a bank, as trustee. In connection with the issuance of the Notes, we entered into a letter of credit and reimbursement agreement (the “Reimbursement Agreement”) with the Bank that requires the maintenance of a letter of credit to support principal and certain interest payments on the Notes and requires payment of an annual fee on the outstanding balance. The current fee is 0.75% and is in effect until December 2009. We also entered into a remarketing agreement, pursuant to which the remarketing agent is required to use its best efforts to arrange for sales of the Notes in the secondary market. In connection with this financing, we entered into an interest rate swap agreement (the “2006 Swap Agreement”) with the Bank, effective December 2006, with an initial notional amount of $5,000,000, to limit the effect of variability due to interest rates on the rollover of the Notes. The 2006 Swap Agreement is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The 2006 Swap Agreement requires us to pay a fixed rate of 5.06% and receive payments based on 30-day LIBOR repriced every seven days through December 2016. The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Reimbursement Agreement are collateralized by the aforementioned letter of credit and all of our assets. The debt covenants and the collateralization of substantially all of our assets to secure these financings may restrict our ability to obtain debt financing in the future.

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

In July 2009, we entered into an agreement to lease, for a ten year period plus 2 five year renewal options, a 52,500 square foot office building in Latham, New York that will house our corporate headquarters and certain business operations. The building will be constructed by a commercial real estate developer with a targeted occupancy date of March 2010. The agreement terms are for an annual rent of $857,321 for the first five years and $943,054 for the next five years, plus the payment of customary building operating expenses. The lease commencement date coincides with the date of occupancy, which is expected to be in March 2010.

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

At August 31, 2009, we maintained variable interest rate financing of $7 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with a bank under which we agreed to pay the bank fixed annual interest rate of 4.45% and 5.06% and the bank assumed our variable interest payment obligations under the financing.

Nearly all of our sales have historically been denominated in United States dollars. Although not significant, in late fiscal 2007 we began to make sales in other currencies, particularly the Euro, GB pound and Canadian dollar. Approximately 4 % of our sales in the first quarter of fiscal 2010 were denominated in currencies other than the US dollar, primarily the Euro and GB pound. We currently have no significant direct foreign currency exchange risk and such risk in the future is expected to be modest.

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

We are party to legal actions that arise in the ordinary course of business as described in Note M.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries

Part II: Other Information

Item 1.	Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our annual report on Form 10-K for the fiscal year ended May 31, 2009. We are party to other legal actions that arise in the ordinary course of business. We believe that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. The liability resulting from any currently pending litigation, could individually, or in the aggregate, have a material adverse effect on our results of operations or cash flows in the period settled.

Item 1A.	Risk Factors.

Item 1A, (“Risk Factors”) of our annual report on Form 10-K for our fiscal year ended May 31, 2009 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. There have been no material changes from the Risk Factors described in our annual report on Form 10-K; however, those Risk Factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

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

ANGIODYNAMICS, INC. (Registrant)

Date: October 7, 2009	/S/ JOHANNES C. KELTJENS
Johannes C. Keltjens, President,
Chief Executive Officer (Principal Executive Officer)

Date: October 7, 2009	/S/ D. JOSEPH GERSUK
D. Joseph Gersuk, Executive Vice President,
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002