Form 10-Q
period 2009-11-30
ANGIODYNAMICS INC
filed 2010-01-08
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 4, 2010
Common Stock, par value $.01	24,556,713 shares

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Nov 30, 2009	May 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,256	$27,909
Marketable securities, at fair value	37,772	40,278

Total cash, cash equivalents and marketable securities	74,028	68,187
Accounts receivable, net of allowance for doubtful accounts of $570 and $602, respectively	25,397	27,181
Inventories	39,874	36,928
Deferred income taxes	7,283	9,337
Prepaid expenses and other	5,045	6,965

Total current assets	151,627	148,598
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation	22,600	22,183
OTHER ASSETS	2,191	908
INTANGIBLE ASSETS, less accumulated amortization	63,033	67,770
GOODWILL	161,974	161,974
DEFERRED INCOME TAXES, long term	3,212	4,263
PREPAID ROYALTIES	2,996	3,007

TOTAL ASSETS	$407,633	$408,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,692	$13,152
Accrued liabilities	11,229	11,055
Current portion of long-term debt	250	265
Other current liabilities, net of discount	43	5,227

Total current liabilities	20,214	29,699
LONG-TERM DEBT, net of current portion	6,680	6,810

Total liabilities	26,894	36,509

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 24,556,465 and 24,428,209 shares at November 30, 2009 and May 31, 2009, respectively	246	245
Additional paid-in capital	361,428	358,014
Retained earnings	20,080	14,840
Accumulated other comprehensive loss	(1,015)	(905)

Total stockholders’ equity	380,739	372,194

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$407,633	$408,703

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	Nov 30, 2009	Nov 30, 2008	Nov 30, 2009	Nov 30, 2008
Net sales	$53,459	$48,464	$103,551	$92,787
Cost of sales	21,852	18,771	41,812	35,637

Gross profit	31,607	29,693	61,739	57,150

Operating expenses
Research and development	4,763	4,425	9,612	8,387
Sales and marketing	15,042	14,315	30,401	27,610
General and administrative	4,031	3,821	8,108	7,948
Amortization of intangibles	2,451	2,242	4,723	4,493

Total operating expenses	26,287	24,803	52,844	48,438

Operating income	5,320	4,890	8,895	8,712

Other income (expenses)
Interest income	162	474	350	876
Interest expense	(237)	(134)	(408)	(359)
Other income (expense)	(215)	(840)	(397)	(1,268)

Total other income (expenses)	(290)	(500)	(455)	(751)

Income before income tax provision	5,030	4,390	8,440	7,961
Income tax provision	1,901	1,483	3,200	2,843

Net income	$3,129	$2,907	$5,240	$5,118

Earnings per common share
Basic	$0.13	$0.12	$0.21	$0.21

Diluted	$0.13	$0.12	$0.21	$0.21

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six Months Ended November 30, 2009

(unaudited)

(in thousands, except share data)

			Additional paid in capital		Accumulated other comprehensive loss
	Common Stock			Retained earnings		Total	Comprehensive income
	Shares	Amount
Balance at May 31, 2009	24,428,209	$245	$358,014	$14,840	$(905)	$372,194
Net income				5,240		5,240	$5,240
Exercise of stock options	49,032		482			482
Purchase of common stock under Employee Stock Purchase Plan	61,495	1	574			575
Stock-based compensation			2,411			2,411
Issuance/Cancellation of performance shares	17,729		(55)			(55)
Tax benefit on exercise of stock options			2			2
Unrealized loss on marketable securities, net of tax of $9					(16)	(16)	(16)
Unrealized loss on interest rate swap, net of tax of $11					(18)	(18)	(18)
Foreign currency translation					(76)	(76)	(76)

Comprehensive income							$5,130

Balance at November 30, 2009	24,556,465	$246	$361,428	$20,080	$(1,015)	$380,739

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	Nov 30, 2009	Nov 30, 2008
Cash flows from operating activities:
Net income	$5,240	$5,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,219	5,782
Tax effect on exercise of stock options and issuance of performance shares	31	(74)
Deferred income taxes	3,126	2,234
Change in allowance for excess and obsolete inventory	(462)	481
Stock based compensation	2,413	2,460
Imputed interest	153	126
Change in allowance for doubtful accounts	(32)	36
Other	17	71
Changes in operating assets and liabilities:
Accounts receivable	1,816	2,010
Inventories	(2,767)	(3,176)
Prepaid expenses and other	931	41
Accounts payable and accrued liabilities	(4,304)	(1,322)
Litigation settlement	—	(6,757)
Income taxes payable	—	(933)

Net cash provided by operating activities	12,381	6,097

Cash flows from investing activities:
Additions to property, plant and equipment	(1,951)	(2,459)
Acquisition of intangible assets and business	(5,350)	(15,180)
Change in restricted cash	—	68
Purchases of marketable securities	(17,823)	(12,783)
Proceeds from sale or maturity of marketable securities	20,254	20,806

Net cash used in investing activities	(4,870)	(9,548)

Cash flows from financing activities:
Repayment of long-term debt and convertible notes	(145)	(9,870)
Proceeds from exercise of stock options and ESPP	971	1,145

Net cash provided by (used in) financing activities	826	(8,725)

Effect of exchange rate changes on cash and cash equivalents	10	(130)

Increase (decrease) in cash and cash equivalents	8,347	(12,306)
Cash and cash equivalents
Beginning of period	27,909	32,040

End of period	$36,256	$19,734

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2009 and November 30, 2008

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of November 30, 2009, the consolidated statement of stockholders’ equity and comprehensive income for the six months ended November 30, 2009, the consolidated statement of cash flows for the six months ended November 30, 2009 and November 30, 2008 and the consolidated statements of income for the three and six months ended November 30, 2009 and November 30, 2008 have been prepared by the Company without audit. The consolidated balance sheet as of May 31, 2009 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended November 30, 2009 (and for all periods presented) have been made. Certain prior period amounts have been reclassified for comparative purposes to conform to current quarter and year to date presentation. The reclassifications, made for the purpose of including strategic business unit management costs in marketing costs, resulted in an increase to marketing costs of $322,000 in the second quarter of the prior year and $526,000 in the prior year to date with comparative decreases in general and administrative costs for the same periods. During the six-month period ended November 30, 2009, the Company identified a $350,000 cash payment relating to the FlowMedica acquisition that had been reported in cash flows provided by operating activities in the cash flow statement for the three month period ended August 31, 2009. This transaction should have been reported in cash flows used in investing activities in the August 31, 2009 quarterly financial statements. Accordingly, the Company has appropriately included the amount in cash flows used in investing activities in the cash flow statement for the six-month period ended November 30, 2009 in the accompanying financial statements. The Company assessed the materiality of this item on the cash flow statement for the three month period ended August 31, 2009 and concluded that the error was not material.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed by the Company on August 14, 2009. The results of operations in the fiscal periods ended November 30, 2009 and November 30, 2008 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the three and six months ended November 30, 2009 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, and AngioDynamics UK Limited (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

The Company has organized its business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of the venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of the dialysis, ports and PICC product lines. The Oncology/Surgery segment is comprised of the RFA, embolization, Habib and NanoKnife product lines. The Company’s chief operating decision maker evaluates performance based on the reportable segments and utilizes net sales, gross profit and operating income as primary profitability measures. The expenses related to certain shared and corporate activities are allocated to these segments on a percentage of total sales basis or operating expenses basis, as deemed appropriate.

The Company has performed an evaluation of subsequent events through January 8, 2010, which is the date the financial statements were issued.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009 and November 30, 2008

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

Diomed, Inc. and Diomed UK Limited

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

Oncobionic, Inc.

On May 9, 2008, the Company completed the acquisition of all the issued and outstanding shares of capital stock of Oncobionic, Inc. pursuant to the terms of the Stock Purchase Agreement entered into on October 12, 2006. The closing of the acquisition came as a result of the successful use of irreversible electroporation (IRE) technology in the first human clinical trial for the treatment of soft tissue in April 2008.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009 and November 30, 2008

(unaudited)

NOTE B – ACQUISITIONS (cont’d)

Under the October 2006 Stock Purchase Agreement, the Company agreed to pay a total purchase price of $25.4 million, including $400,000 of assumed liabilities. The Company made payments of $5.0 million upon the execution of the stock purchase agreement in October 2006, $10.0 million on May 9, 2008 upon closing the acquisition, $5.0 million in November 2008 and $5.0 million in November 2009.

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

NOTE C – ASSET PURCHASE AGREEMENTS

Medron, Inc.

On May 1, 2006, the Company entered into an Asset Purchase Agreement with Medron, Inc. to acquire the rights, titles, and interests in, and to, Patent Pending Technology for purposes of manufacturing, marketing, and selling proprietary Vascular Access Ports, following administrative approval. As of November 30, 2009, the Company has paid $5.5 million in accordance with this agreement. That amount, net of accumulated amortization, has been included on the balance sheet under the caption “Intangible assets” and is being amortized on a straight line basis over the expected useful life of the assets. A potential future payment of $2.5 million is due upon issuance (within 10 years of the effective date of the agreement) of a U.S. patent claiming priority to the Patent Application, or any issuance of a patent to the Company within 10 years of the effective date of the agreement in which the original owners are the inventors.

NOTE D – INVENTORIES

Inventories consist of the following:

	Nov 30, 2009	May 31, 2009
	(in thousands)
Raw materials	$14,245	$13,790
Work in process	3,254	4,188
Finished goods	24,987	22,024

Gross Inventories	42,486	40,002
Less: Reserves	(2,612)	(3,074)

Inventories	$39,874	$36,928

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009 and November 30, 2008

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

There were no changes in the carrying amount of goodwill for the six months ended November 30, 2009.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Beginning in fiscal 2009 the Company began reporting three operating segments as opposed to a single segment in prior periods. The Company’s reporting units are consistent with the Company’s operating segments, and include Peripheral Vascular, Access and Oncology/Surgery. As a result, the carrying value of goodwill was allocated to each of the Company’s reporting units on a relative fair value basis. The Company completed its annual evaluation of goodwill by reporting unit as of December 31, 2008. The Company’s assessment of goodwill impairment indicated that the fair value of each of the Company’s reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired. The fair value of Peripheral Vascular, Access and Oncology/Surgery exceeded its carrying value by 29%, 5% and 3%, respectively. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization (based upon the Company’s stock price) plus an estimated control premium of approximately 19% as of December 31, 2008.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009 and November 30, 2008

(unaudited)

NOTE E – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

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

Intangible assets are amortized over their estimated useful lives. The balances of intangible assets are as follows:

	November 30, 2009
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$48,662	$(10,321)	$38,341	13.5
Customer relationships	31,125	(11,143)	19,982	7.5
Licenses	6,040	(1,810)	4,230	9.2
Distributor relationships	900	(850)	50	3.0
Trademarks	600	(170)	430	10.0

	$87,327	$(24,294)	$63,033

	May 31, 2009
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$49,159	$(8,294)	$40,865	13.5
Customer relationships	31,126	(9,070)	22,056	7.5
Licenses	5,540	(1,351)	4,189	9.9
Distributor relationships	900	(700)	200	3.0
Trademarks	600	(140)	460	10.0

	$87,325	$(19,555)	$67,770

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009 and November 30, 2008

(unaudited)

NOTE F – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Nov 30, 2009	May 31, 2009
	(in thousands)
Payroll and related expenses	$5,898	$5,944
Sales and franchise taxes	1,366	1,125
Royalties	1,145	1,143
Fair value of interest rate swap	1,050	917
Other	1,770	1,926

Total	$11,229	$11,055

NOTE G – INCOME TAXES

The Company’s effective income tax rate for the three month periods ending November 30, 2009 and November 30, 2008 was 38% and 34%, respectively. The Company’s effective income tax rate for the six month periods ending November 30, 2009 and November 30, 2008 was 38% and 36%, respectively. The prior year quarter and year to date benefited from utilization of R&D tax credits. The R&D tax credit expired from the tax law on December 31, 2007. On October 3, 2008, the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008” became law. The law retroactively extended the R&D tax credits from January 1, 2008 to December 31, 2009. The retroactive one-time impact is reflected in the Company’s prior year second quarter and year to date effective tax rates.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009 and November 30, 2008

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

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Three Months Ended		Six Months Ended
	Nov 30, 2009	Nov 30, 2008	Nov 30, 2009	Nov 30, 2008
Basic	24,518,420	24,362,450	24,472,403	24,329,591
Effect of dilutive securities	210,613	200,298	189,931	206,802

Diluted	24,729,033	24,562,748	24,662,334	24,536,393

Excluded from the calculation of diluted earnings per common share are options and warrants issued to employees and non-employees to purchase 2,431,567 and 2,387,409 shares of common stock for the three and six months ended November 30, 2009 and 1,377,204 and 1,403,552 for the three and six months ended November 30, 2008, as their inclusion would be antidilutive. The exercise prices of these options were between $11.16 and $53.92 at November 30, 2009.

NOTE I – SEGMENT AND GEOGRAPHIC INFORMATION

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

Selected information by reportable segment is presented in the following tables (in thousands):

	Three Months Ended		As a Percentage of Net Sales Three Months Ended
	Nov 30, 2009	Nov 30, 2008	Nov 30, 2009	Nov 30, 2008
Net sales
Peripheral Vascular	$23,167	$21,770
Access	16,677	16,069
Oncology/Surgery	13,615	10,625

Total	$53,459	$48,464

Gross profit
Peripheral Vascular	$13,308	$12,628	57.4%	58.0%
Access	9,503	9,647	57.0%	60.0%
Oncology/Surgery	8,796	7,418	64.6%	69.8%

Total	$31,607	$29,693	59.1%	61.3%

Operating income(loss)
Peripheral Vascular	$3,012	$3,618	13.0%	16.6%
Access	2,190	2,348	13.1%	14.6%
Oncology/Surgery	118	(1,076)	0.9%	(10.1)%

Total	$5,320	$4,890	10.0%	10.1%

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009 and November 30, 2008

(unaudited)

NOTE I – SEGMENT AND GEOGRAPHIC INFORMATION – (cont’d)

	Six Months Ended		As a Percentage of Net Sales Six Months Ended
	Nov 30, 2009	Nov 30, 2008	Nov 30, 2009	Nov 30, 2008
Net sales
Peripheral Vascular	$44,226	$40,204
Access	32,908	31,755
Oncology/Surgery	26,417	20,828

Total	$103,551	$92,787

Gross profit
Peripheral Vascular	$25,863	$22,859	58.5%	56.9%
Access	18,947	19,423	57.6%	61.2%
Oncology/Surgery	16,929	14,868	64.1%	71.4%

Total	$61,739	$57,150	59.6%	61.6%

Operating income(loss)
Peripheral Vascular	$5,502	$5,945	12.4%	14.8%
Access	3,775	4,847	11.5%	15.3%
Oncology/Surgery	(382)	(2,080)	(1.4)%	(10.0)%

Total	$8,895	$8,712	8.6%	9.4%

In accordance with accounting policies on disclosure of segment reporting, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of the Company’s reportable segments. The accounting policies of the segments are the same as those described in Accounting Policies, Note 1, of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed by the Company on August 14, 2009. The Company’s chief operating decision maker evaluates performance based on the reportable segments and utilizes net sales, gross profit and operating income as primary profitability measures. The expenses related to certain shared and corporate activities are allocated to these segments on a percentage of total sales basis or a percentage of operating expense basis, as deemed appropriate.

Total sales for geographic areas are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	Nov 30, 2009	Nov 30, 2008	Nov 30, 2009	Nov 30, 2008
Net Sales by Geography
United States	$47,624	$42,927	$92,652	$82,188
International	5,835	5,537	10,899	10,599

Total	$53,459	$48,464	$103,551	$92,787

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009 and November 30, 2008

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

There were no changes in the level 3 fair value instruments for the six months ended November 30, 2009.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009 and November 30, 2008

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

	Fair Value Measurements at November 30, 2009 using (in thousands)
	Level 1	Level 2	Level 3	Assets at Fair Value
Financial Assets
Cash equivalents	$19,137	$—	$—	$19,137
Marketable securities	—	35,922	1,850	37,772

Total Financial Assets	$19,137	$35,922	$1,850	$56,909

Financial Liabilities
Interest rate swap agreements	$—	$1,050	$—	$1,050

Total Financial Liabilities	$—	$1,050	$—	$1,050

	Fair Value Measurements at May 31, 2009 using (in thousands)
	Level 1	Level 2	Level 3	Assets at Fair Value
Financial Assets
Cash equivalents	$14,538	$999	$—	$15,537
Marketable securities	—	38,428	1,850	40,278

Total Financial Assets	$14,538	$39,427	$1,850	$55,815

Financial Liabilities
Interest rate swap agreements	$—	$917	$—	$917

Total Financial Liabilities	$—	$917	$—	$917

In March 2008, FASB issued authoritative guidance which is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. This guidance also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for. The guidance is effective for both interim and annual reporting periods beginning after November 15, 2008. The Company has provided the required disclosures in the November 30, 2009 consolidated financial statements.

The Company is exposed to market risk due to changes in interest rates. To reduce that risk, the Company periodically enters into certain derivative financial instruments to hedge its underlying economic exposure. The Company uses derivative instruments as part of its interest rate risk management strategy. The derivative instruments used are fixed-to-floating rate interest rate swaps, which are subject to fair-value and cash flow hedge accounting treatment. The company recognized interest expense of $101,000 and $103,000 for the three and six months ended November 30, 2009, respectively, and $404,000 and $484,000 for the three and six months ended November 30, 2008, respectively, on the fair value hedge.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009 and November 30, 2008

(unaudited)

NOTE K – MARKETABLE SECURITIES

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. The Company holds investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and the Company may be unable to liquidate its position in the securities in the near term. At November 30, 2009 and May 31, 2009, the Company had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that had failed auctions. The authorities are current in their interest payments on the securities.

Marketable securities as of November 30, 2009 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$27,377	$100	$(38)	$27,439
Corporate bond securites	10,240	101	(8)	10,333

	$37,617	$201	$(46)	$37,772

Marketable securities as of May 31, 2009 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$29,592	$113	$(27)	$29,678
Corporate bond securites	10,546	60	(6)	10,600

	$40,138	$173	$(33)	$40,278

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009 and November 30, 2008

(unaudited)

NOTE L – LITIGATION

AngioDynamics v. Vascular Solutions

On July 29, 2009, the Company filed a complaint in the United States District Court for the District of Delaware against Vascular Solutions, Inc. The complaint alleges that Vascular Solutions’ Vari-Lase Bright-Tip fiber product line infringes on claims of two of the Company’s patents, US 7,273,478 and US 7,559,329 (“the ‘478 and ‘329 patents”). These patents relate to methods of treating varicose veins using endovenous laser treatments. Vascular Solutions has filed with the U.S. Patent & Trademark Offices (“PTO”) requests for inter partes reexamination of the ‘478 and ‘329 patents. The PTO has initiated reexamination of the ‘478 patent, but has not yet acted on the request to reexamine the ‘329 patent. Vascular Solutions has filed a motion to transfer the case to the federal court in Minnesota, and the Company is opposing that motion.

AngioDynamics v. biolitec AG and Wolfgang Neuberger

On January 2, 2008, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. In this action, the Company is seeking judgment against biolitec for defense and indemnification in two lawsuits which have been settled by the Company. The Company’s claims arise out of a Supply and Distribution Agreement entered into between the Company and biolitec on April 1, 2002. Biolitec has filed counter-claims against the Company in this action, seeking reimbursement of approximately $1.6 million in alleged past defense costs paid by biolitec in one of the settled cases. In October 2009, the Company commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. This action seeks to recover against biolitec, Inc.’s corporate parent and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify the Company.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009 and November 30, 2008

(unaudited)

NOTE M – RECENTLY ADOPTED ACCOUNTING POLICIES

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009 and November 30, 2008

(unaudited)

NOTE M – RECENTLY ADOPTED ACCOUNTING POLICIES – (cont’d)

In June 2008, the FASB issued authoritative guidance which establishes a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. This guidance determines that warrants which a company issues that contain a strike price adjustment feature results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of this guidance will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. The Company has adopted this guidance effective June 1, 2009 and the adoption had no impact on the Company’s consolidated financial statements.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009 and November 30, 2008

(unaudited)

NOTE M – RECENTLY ADOPTED ACCOUNTING POLICIES – (cont’d)

In May 2009, the FASB issued authoritative guidance which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, this guidance requires an entity to disclose the date through which subsequent events have been evaluated. This guidance is effective for interim and annual periods ending after June 15, 2009 (the Company’s 2010 fiscal year) and is required to be applied prospectively. The Company has provided the additional disclosures necessary to the consolidated financial statements in this report on the Company’s second quarter of fiscal year 2010.

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

In October 2009, the FASB updated the revenue recognition accounting guidance relating to the accounting treatment for revenue arrangements that involve more than one deliverable or unit of accounting. The updated guidance allows companies to allocate arrangement considerations in multiple deliverable arrangements in a manner that better reflects the economics of the transaction by revising certain thresholds for separation, and providing criteria for allocation of revenue among deliverables. The updated guidance is effective for arrangements entered into in fiscal years beginning on or after June 15, 2010 (the Company’s 2012 fiscal year), but may be adopted early. The Company has chosen early adoption effective with the current quarter. The adoption had no material effect on the Company’s consolidated financial statements.

In October 2009, the FASB updated the accounting guidance relating to certain revenue arrangements that include software elements. The updated guidance clarifies the accounting for products that include both tangible product and software elements. This amendment is effective for fiscal years beginning after June 15, 2010 (the Company’s 2012 fiscal year), but companies are required to adopt these amendments in the same period as the amendments relating to revenue arrangements that involve more than one deliverable or unit of accounting. The Company has therefore adopted the amendment effective with the current quarter. The adoption had no material effect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from our expectations. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by the FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, as well as our ability to integrate purchased businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the SEC, including our Form 10-K for the fiscal year ended May 31, 2009.

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

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. As of November 30, 2009, our sales organization numbered 141 in the U.S. and 18 outside the U.S. For both the three and six months ended November 30, 2009 and November 30, 2008, approximately 11% of our net sales were from markets outside the United States.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For the three and six months ended November 30, 2009, our research and development (“R&D”) expenditures were $4.8 million and $9.6 million, which represented 8.9% and 9.3%, respectively of net sales. This is compared to $4.4 million and $8.4 million in the prior year periods which constituted 9.1%, and 9.0%, respectively, of net sales. R&D activities include research, product development, clinical studies, intellectual property affairs and regulatory affairs. We expect that our R&D expenditures will be between 9% and 10% of net sales in fiscal 2010 and 2011 primarily due to investment in IRE technology. However, downturns in our business could cause us to reduce our R&D spending.

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

Recent Developments

Distribution Agreement Extension

We sell the embolization product, LC Bead, pursuant to a Supply and Distribution Agreement with Biocompatibles UK Limited that grants us exclusive distribution rights to the product in the United States. The Agreement was entered into in April 2006 and was amended in October 2007, June 2008 and March 2009. Under the Agreement, we are required to purchase certain minimum levels of product from Biocompatibles. The March 2009 Amendment specifies distribution rights until December 31, 2010. During our fiscal 2009, sales of LC Bead accounted for approximately 7% of our net sales, and during the first 2 quarters of our fiscal 2010, sales of LC Bead accounted for approximately 9% of our net sales. We are in discussions with Biocompatibles concerning an amendment to the Agreement that would extend distribution rights beyond December 31, 2010, however, there can be no assurance that we will be able to reach an agreement to extend distribution rights on terms acceptable to us or at all. Failure to reach an agreement to extend the distribution rights could have an adverse effect on our results of operations.

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

Acquisition of Oncobionic,Inc.

On May 9, 2008, we completed the acquisition of all the issued and outstanding shares of capital stock of Oncobionic, Inc. pursuant to the terms of the Stock Purchase Agreement entered into on October 12, 2006. The closing of the acquisition came as a result of the successful use of irreversible electroporation (IRE) technology in the first human clinical trial for the treatment of soft tissue in April 2008.

Under the October 2006 Stock Purchase Agreement, we agreed to pay a total purchase price of $25.4 million, including $400,000 of assumed liabilities. We made payments of $5.0 million upon the execution of the stock purchase agreement in October 2006, $10.0 million on May 9, 2008 upon closing the acquisition, $5.0 million in November 2008 and $5.0 million in November 2009.

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

Results of Operations

Three Months ended November 30, 2009 and November 30, 2008

For the second quarter of fiscal 2010, we reported net income of $3.1 million, or $0.13 per diluted common share, on net sales of $53.5 million, compared with net income of $2.9 million, or $0.12 per diluted common share, on net sales of $48.5 million in the second quarter of the prior year. Gross profit was 59.1% in the second quarter of fiscal 2010 compared with 61.3% in the second quarter of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Three Months Ended
	Nov 30, 2009	Nov 30, 2008
Net sales	100.0%	100.0%
Gross profit	59.1%	61.3%
Research and development expenses	8.9%	9.1%
Sales and marketing expenses	28.1%	29.5%
General and administrative expenses	7.5%	7.9%
Amortization of intangibles	4.6%	4.6%
Operating income	10.0%	10.1%
Other income(expenses)	(0.5)%	(1.0)%
Net income	5.9%	6.0%

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and returns. Net sales for the fiscal second quarter of 2010 increased by 10%, or $5.0 million, to $53.5 million from $48.5 million in the fiscal second quarter of 2009. The growth in net sales was primarily attributable to increased unit sales of LC Bead, sales of Benephit renal infusion products acquired in the FlowMedica acquisition, sales of Nanoknife IRE generators and electrodes and increased sales of Habib resection devices.

From a business unit perspective, Peripheral Vascular sales increased 6% to $23.2 million from $21.8 million. This increase was driven primarily by $832,000 in sales of Benephit renal infusion products acquired in the FlowMedica acquisition. Access sales were $16.7 million, an increase of 4%, primarily attributable to increased sales of dialysis products. Oncology/Surgery sales were $13.6 million, an increase of 28% over the prior year primarily as a result of strong sales of our embolization product, LC Bead, sales of Nanoknife IRE generators and electrodes and increased sales of Habib resection devices. Nanoknife IRE sales totaled $700,000 in the second quarter of fiscal 2010.

From a geographical perspective, US sales increased $4.7 million or 11% in the second quarter of fiscal 2010 to $47.6 million from $42.9 million a year ago. This increase is primarily attributable to increased unit sales of LC Bead, sales of Benephit renal infusion products and sales of Nanoknife IRE generators and electrodes. International sales were $5.8 million in the fiscal second quarter of 2010, up 5% from $5.5 million in the same period of fiscal 2009. Increased sales of RF electrodes and the Habib resection device comprised the majority of this increase.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales decreased to 59.1% for the second quarter of 2010 from 61.3% for the same period in the prior year. The decrease in gross profit percentage was primarily due to Access products sold at lower average selling prices due to the competitive pricing environment and product cost increases on purchased devices, and to Oncology/Surgery products, where the lower margin LC Bead product constituted an increased percentage of segment sales.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical affairs and register and maintain our intellectual property. R&D expenses increased by $338,000, or 8%, to $4.8 million in the second quarter of 2010. The increase is primarily due to increased staffing to support the business unit structure. $1.8 million was spent on IRE R&D activities in the second quarter of 2010. As a percentage of net sales, R&D expenses were 8.9% for the fiscal second quarter of 2010, compared with 9.1% for the same prior year period. At November 30, 2009, we employed 79 people in R&D activities compared with 70 people in the prior year quarter.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and samples. S&M expenses increased $727,000 or 5% to $15.0 million in the second quarter of fiscal 2010. Sales expenses accounted for $516,000 of the increase, which represented a 5% increase over the prior year, primarily due to personnel expenses related to the increased number of sales territories under the program to expand our Peripheral Vascular and Access sales forces and to begin commercial sales of IRE products. 21 new sales representatives have been added since we began implementing the business unit strategy at the beginning of fiscal 2009.

Marketing expenses increased approximately $211,000, or 6%, over the prior year period, primarily due to IRE marketing activities, increased headcount to support the business unit structure, increased headcount for customer service functions to support increasing business demands and the start up of an internal training function. As a percentage of net sales, S&M expenses were 28.1% for the fiscal second quarter of 2010, compared with 29.5% for the prior year period. $420,000 was spent on IRE sales and marketing activities in the second quarter of fiscal 2010. At November 30, 2009, we employed 203 people in sales and marketing activities compared with 184 people a year ago.

General and administrative expenses. General and administrative (“G&A”) expenses include executive management, finance, accounting, legal, human resources and information technology and the administrative and professional costs associated with those activities. G&A expenses increased $210,000, or 5%, to $4.0 million in the second quarter of fiscal 2010 due to increased personnel and other infrastructure costs to support the expanded business. G&A expenses were 7.5% of net sales compared with 7.9 % for the prior year second fiscal quarter. As of November 30, 2009, we employed 56 people in general and administrative activities compared with 51 people a year ago.

Amortization of intangibles. Amortization of intangibles increased $209,000 to $2.4 million in the second fiscal quarter of 2010 from $2.2 million in the prior year primarily due to amortization related to acquisition of the Flow Medica product line. Amortization of IRE intangibles was $432,000 in the second quarter of fiscal 2010.

Operating income. Operating income was $5.3 million and $4.9 million for the second quarter of fiscal 2010 and 2009, respectively. As a percentage of sales, operating income for the second quarter of 2010 was 10.0% compared with 10.1% in the prior year same period.

Other income (expenses). Other income and expenses for the second quarter of fiscal 2010 improved $210,000 to expense of $290,000 compared with expense of $500,000 in the same period a year ago. This improvement is primarily due to foreign exchange gains in the current period compared with foreign exchange losses a year ago, and improved performance on an interest rate swap in the fiscal second quarter of 2010 compared with a year ago, offset by decreased interest income in fiscal 2010.

Income taxes. Our effective tax rate was 38% for the fiscal second quarter of 2010 compared with 34% for the same prior year period. The prior year’s quarter benefited from the retroactive renewal of the research credit that expired on December 31, 2007. The retroactive one-time impact was reflected in our second quarter 2009 tax rate.

Net income. For the second quarter of 2010, we reported net income of $3.1 million, an increase of $200,000 from net income of $2.9 million for the prior year first quarter.

Six Months ended November 30, 2009 and November 30, 2008

For the first six months of fiscal 2010, we reported net income of $5.2 million, or $0.21 per diluted common share, on net sales of $103.6 million, compared with net income of $5.1 million, or $0.21 per diluted common share, on net sales of $92.8 million in the first six months of the prior year. Gross profit was 59.6% in the first six months of fiscal 2010 compared with 61.6% in the first six months of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Six Months Ended
	Nov 30, 2009	Nov 30, 2008
Net sales	100.0%	100.0%
Gross profit	59.6%	61.6%
Research and development expenses	9.3%	9.0%
Sales and marketing expenses	29.4%	29.8%
General and administrative expenses	7.8%	8.6%
Amortization of intangibles	4.6%	4.8%
Operating income	8.6%	9.4%
Other income (expenses)	(0.4)%	(0.8)%
Net income	5.1%	5.5%

Net sales. Net sales for the first six months of fiscal 2010 increased by 12%, or $10.8 million, to $103.6 million from $92.8 million in the comparable 2009 period. The growth in net sales was primarily attributable to increased unit sales of LC Bead, sales of Benephit renal infusion products acquired in the FlowMedica acquisition, increased sales of laser ablation products and sales of Nanoknife IRE generators and electrodes.

From a business unit perspective, Peripheral Vascular sales increased 10% to $44.2 million from $40.2 million. This increase was driven primarily by $1.5 million in sales of Benephit renal infusion products acquired in the FlowMedica acquisition and increased unit sales of laser ablation products. Access sales were $32.9 million, an increase of 4%, primarily attributable to increased unit sales of SmartPort CT and sales of the recently introduced DuraMax catheter product. Oncology/Surgery sales were $26.4 million, an increase of 27% over the prior year primarily as a result of strong sales of our embolization product, LC Bead, sales of Nanoknife IRE generators and electrodes and increased RF product sales. Nanoknife IRE sales totaled $776,000 in the first six months of fiscal 2010.

From a geographical perspective, US sales increased $10.5 million or 13% in the first six months of 2010 to $92.7 million from $82.2 million a year ago. This increase is primarily attributable to increased unit sales of LC Bead, sales of Benephit renal infusion products acquired in the FlowMedica acquisition, increased unit sales of the SmartPort CT, sales of the recently introduced DuraMax catheter product and increased unit sales of laser ablation products, including those acquired from Diomed. International sales were $10.9 million in the first six months of 2010 compared with $10.6 million in the comparable 2009 period. Increased unit sales of RF products and Habib resection devices were the primary growth drivers for this geographic segment.

Gross profit. Our gross profit as a percentage of sales decreased to 59.6% for the first six months of 2010 from 61.6% for the same period in the prior year. The decrease in gross profit percentage was primarily due to Access products sold at lower average selling prices due to the competitive pricing environment and product cost increases on purchased devices, and to Oncology/Surgery products, where the lower margin LC Bead product constituted an increased percentage of segment sales and lower gross margin on RF products.

Research and development expenses. R&D expenses increased by $1.2 million, or 15%, to $9.6 million in the first six months of 2010. The increase is primarily due to increased staffing to support the business unit structure, including increased engineering personnel to support IRE development and commercialization activities. For the first six months of fiscal 2010, $3.6 million was spent on IRE R&D activities. As a percentage of net sales, R&D expenses were 9.3% for the first six months of fiscal 2010, compared with 9.0% for the same prior year period.

Sales and marketing expenses. S&M expenses increased $2.8 million or 10% to $30.4 million in the first six months of fiscal 2010. Sales expenses accounted for $1.8 million of the increase, which represented an 8% increase over the prior year, primarily due to personnel expenses related to the increased number of sales territories under the program to expand our Peripheral Vascular and Access sales forces and to begin commercial sales of IRE products.

Marketing expenses increased approximately $1.0 million, or 15%, over the prior year period, primarily due to IRE marketing activities, increased headcount to support the business unit structure and the start up of an internal training function. $777,000 was spent on IRE sales and marketing activities in the first six months of fiscal 2010. As a percentage of net sales, S&M expenses were 29.4% for the fiscal first six months of 2010, compared with 29.8% for the prior year period.

General and administrative expenses. G&A expenses increased $160,000, or 2%, to $8.1 million in the first six months of 2010 due to increased personnel and other infrastructure costs to support our growth. As a percentage of net sales, G&A expenses were 7.8% of net sales compared with 8.6 % for the prior year period, reflecting the completion of acquisition integration activities.

Amortization of intangibles. Amortization of intangibles increased $230,000 for the first six months of fiscal 2010 as compared to the prior year period primarily due to amortization related to acquisition of the Flow Medica product line. Amortization of IRE intangibles was $864,000 in the first six months of fiscal 2010.

Operating income. Operating income was $8.9 million and $8.7 million for the first six months of fiscal 2010 and 2009, respectively. As a percentage of sales, operating income for the first six months of 2010 was 8.6% compared with 9.4% in the prior year period.

Other income (expenses). Other income and expenses for the first six months of fiscal 2010 improved $296,000 to expense of $455,000 compared with expense of $751,000 in the same period of the prior year. This improvement is primarily due to foreign exchange gains in the current period compared with losses a year ago and improved performance on an interest rate swap in the first six months of fiscal 2010 compared with a year ago, offset by decreased interest income in fiscal 2010.

Income taxes. Our effective tax rate was 38% for the first six months of 2010 compared with 36% for the first six months of fiscal 2009. The prior year period benefited from the retroactive renewal of the research credit which expired on December 31, 2007. The retroactive one-time impact was reflected in our 2009 year to date tax rate.

Net income. For the first six months of 2010, we reported net income of $5.2 million, an increase of $122,000 from net income of $5.1 million for the prior year period.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $74.0 million at November 30, 2009, compared with $68.2 million at May 31, 2009. Marketable securities are comprised of U.S. government issued or guaranteed securities, corporate bonds and auction rate securities. At November 30, 2009, total debt was $6.9 million comprised of short and long-term bank debt that financed our facility expansions in Queensbury, New York. This compared with $7.1 million at May 31, 2009.

Net cash provided by operating activities for the six months ended November 30, 2009 was $12.4 million compared with $6.1 million in the same prior year period. Cash generated from operating activities during the first six months of fiscal year 2010 was primarily the result of net income and the effect on net income of non cash items, such as depreciation and amortization, the provision for deferred income taxes and stock-based compensation, as well as a decrease in accounts receivable, offset by increases in inventories and decreases in accounts payable and accrued liabilities. The prior year included payment of $6.7 million to settle litigation.

Net cash used in investing activities was $4.9 million for the six months ended November 30, 2009 compared with $9.5 million for the same prior year period. The net cash used in the first six months of 2010 consisted of the final purchase price payment of $5.0 million to Oncobionic and net proceeds from the sale, maturity and purchase of available-for-sale short term investments. The prior year consisted of similar components, as well as the $10.1 million purchase cost of Diomed assets and a $5.0 million purchase price payment to Oncobionic.

Net cash provided by financing activities was $826,000 for the six months ended November 30, 2009 compared with cash used in financing activities of $8.7 million for the comparable prior year period. Cash provided by financing activities for the six months ended November 30, 2009 primarily consisted of proceeds from purchases under the employee stock purchase plan (“ESPP”). The prior year period’s use of cash for financing activities primarily consisted of repayment of long term debt and convertible note obligations of $9.8 million, offset by proceeds from the exercise of stock options and purchases under the ESPP of $1.1 million.

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

On May 9, 2008, we completed the acquisition of all the issued and outstanding shares of capital stock of Oncobionic, Inc. pursuant to the terms of a stock purchase agreement entered into on October 12, 2006. The closing of the acquisition came as a result of the successful use of Oncobionic’s irreversible electroporation (IRE) technology in the first human clinical trial for the treatment of soft tissue in April 2008. Under this stock purchase agreement, we agreed to pay a total purchase price of $25.4 million, including $400,000 of assumed liabilities. We made a payment of $5.0 million upon the execution of the stock purchase agreement in October 2006. We paid $10.0 million on May 9, 2008 upon the closing of the acquisition, $5.0 million in November 2008 and $5.0 million in November 2009.

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

We believe that our current cash and investment balances, together with cash generated from operations, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant additional acquisitions of other businesses or technologies for cash, we may require external financing. We cannot assure you that such financing will be available on commercially reasonable terms, if at all.

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

At November 30, 2009, we maintained variable interest rate financing of $6.9 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with a bank under which we agreed to pay the bank fixed annual interest rate of 4.45% and 5.06% and the bank assumed our variable interest payment obligations under the financing.

Nearly all of our sales have historically been denominated in United States dollars. In fiscal 2007 we began to make sales in other currencies, particularly the Euro, GB pound and Canadian dollar. Approximately 4% of our sales in the first six months of fiscal 2010 were denominated in currencies other than the US dollar, primarily the Euro and GB pound. We currently have no significant direct foreign currency exchange risk.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries

Part II: Other Information

Item 1.	Legal Proceedings.

AngioDynamics v. Vascular Solutions

On July 29, 2009, we filed a complaint in the United States District Court for the District of Delaware against Vascular Solutions, Inc. The complaint alleges that Vascular Solutions’ Vari-Lase Bright-Tip fiber product line infringes on claims of two of our patents, US 7,273,478 and US 7,559,329 (“the ‘478 and ‘329 patents”). These patents relate to methods of treating varicose veins using endovenous laser treatments. Vascular Solutions has filed with the U.S. Patent & Trademark Offices (“PTO”) requests for inter partes reexamination of the ‘478 and ‘329 patents. The PTO has initiated reexamination of the ‘478 patent, but has not yet acted on the request to reexamine the ‘329 patent. Vascular Solutions has filed a motion to transfer the case to the federal court in Minnesota, and we are opposing that motion.

AngioDynamics v. biolitec AG and Wolfgang Neuberger

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. In this action, we are seeking judgment against biolitec for defense and indemnification in two lawsuits which have previously settled. Our claims arise out of a Supply and Distribution Agreement entered into between us and biolitec on April 1, 2002. Biolitec has filed counter-claims against us in this action, seeking reimbursement of approximately $1.6 million in alleged past defense costs paid by biolitec in one of the settled cases. In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. In this action we seek to recover against biolitec, Inc.’s corporate parent and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us.

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

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2009 which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

Failure to reach an agreement to extend our distribution rights to LC Bead could have an adverse effect on our results of operations.

We sell the embolization product, LC Bead, pursuant to a Supply and Distribution Agreement with Biocompatibles UK Limited that grants us exclusive distribution rights to the product in the United States. The Agreement was entered into in April 2006 and was amended in October 2007, June 2008 and March 2009. Under the Agreement, we are required to purchase certain minimum levels of product from Biocompatibles. The March 2009 Amendment specifies distribution rights until December 31, 2010. During our fiscal 2009, sales of LC Bead accounted for approximately 7% of our net sales, and during the first 2 quarters of our fiscal 2010, sales of LC Bead accounted for approximately 9% of our net sales. We are in discussions with Biocompatibles concerning an amendment to the Agreement that would extend distribution rights beyond December 31, 2010, however, there can be no assurance that we will be able to reach an agreement to extend distribution rights on terms acceptable to us or at all. Failure to reach an agreement to extend the distribution rights could have an adverse effect on our results of operations.

Legislation and policy changes reforming the U.S. healthcare system may have a material adverse effect on us.

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by legislators, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. Certain proposals, if passed, would impose limitations on the prices we will be able to charge for our products, or the amounts of reimbursement available for our products from governmental agencies or third-party payors, and could limit the acceptance and availability of our products. Health reform legislation was passed by the House of Representatives on November 7, 2009 and the Senate on December 24, 2009. If implemented, these proposed reforms may require most individuals to have health insurance, establish new regulations on health plans, create insurance pooling mechanisms, reduce Medicare spending on services provided by hospitals and other providers and include other expanded public health care measures. The Senate bill includes a $2 billion annual fee or excise tax on the medical device manufacturing sector and the House bill proposes a 2.5 percent tax on the first taxable sale of any medical device.

Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, legislation and regulation may be implemented that lowers reimbursements for our products, reduces medical procedure volumes and adversely affects our business, possibly materially. In addition, if the excise taxes contained in the Senate or House bills are enacted into law, our operating expenses resulting from such an excise tax and results of operations would be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission Of Matters to a Vote of Security Holders.

AngioDynamics’ stockholders voted on three matters at the Annual Meeting of Stockholders, held on October 19, 2009:

1)	The election of three Class III directors, each for a term of three years;

2)	To ratify the appointment of PricewaterhouseCoopers LLP as AngioDynamics’ independent registered public accounting firm for the year ending May 31, 2010; and

3)	To amend AngioDynamics’ 2004 Stock and Incentive Award Plan to increase the total number of shares of common stock reserved for issuance under the plan from 3,000,000 to 3,750,000.

The nominees for director were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
Jan Keltjens	21,575,503	838,859
Wesley E. Johnson, Jr.	21,652,291	762,071
Steven R. LaPorte	15,006,335	7,408,027

The proposal to ratify the appointment of PricewaterhouseCoopers LLP as AngioDynamics’ independent registered public accounting firm for the year ending May 31, 2010 received the following votes:

•	22,281,517 votes for ratification;

•	114,258 votes against ratification; and

•	18,587 abstentions.

•	There were no broker non-votes for this matter.

The proposal to amend AngioDynamics’ 2004 Stock and Incentive Award Plan to increase the total number of shares of common stock reserved for issuance under the plan from 3,000,000 to 3,750,000 received the following votes:

•	14,709,333 votes for approval;

•	3,885,439 votes against approval;

•	605,604 abstentions; and

•	3,213,986 broker non-votes.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC. (Registrant)

Date: January 8, 2010	/s/ JOHANNES C. KELTJENS
Johannes C. Keltjens, President,
Chief Executive Officer (Principal Executive Officer)

Date: January 8, 2010	/s/ D. JOSEPH GERSUK
D. Joseph Gersuk, Executive Vice President,
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002