Form 10-Q
period 2010-02-28
ANGIODYNAMICS INC
filed 2010-04-09
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-50761

AngioDynamics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3146460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Plaza Drive Latham, New York	12110
(Address of principal executive offices)	(Zip Code)

(518) 795-1400

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 1, 2010
Common Stock, par value $.01	24,727,050 shares

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Feb 28, 2010	Feb 28, 2009	Feb 28, 2010	Feb 28, 2009

Net sales	$52,207	$49,447	$155,758	$142,234
Cost of sales	21,934	19,225	63,746	54,862

Gross profit	30,273	30,222	92,012	87,372

Operating expenses
Research and development	4,289	4,692	13,901	13,079
Sales and marketing	14,032	13,906	44,433	41,516
General and administrative	4,075	6,671	12,183	14,619
Amortization of intangibles	2,284	2,323	7,007	6,816

Total operating expenses	24,680	27,592	77,524	76,030

Operating income	5,593	2,630	14,488	11,342

Other income (expenses)
Interest income	181	415	531	1,291
Interest expense	(137)	(193)	(545)	(552)
Other income (expense)	(277)	(129)	(674)	(1,397)

Total other income (expenses)	(233)	93	(688)	(658)

Income before income tax provision	5,360	2,723	13,800	10,684
Income tax provision	2,027	811	5,227	3,654

Net income	$3,333	$1,912	$8,573	$7,030

Earnings per common share
Basic	$0.14	$0.08	$0.35	$0.29

Diluted	$0.13	$0.08	$0.35	$0.29

Basic weighted average shares outstanding	24,622	24,366	24,523	24,342
Diluted weighted average shares outstanding	24,867	24,484	24,722	24,501

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Feb 28, 2010	May 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,513	$27,909
Marketable securities, at fair value	48,265	40,278

Total cash, cash equivalents and marketable securities	85,778	68,187
Accounts receivable, net of allowances of $534 and $602, respectively	26,536	27,181
Inventories	34,115	36,928
Deferred income taxes	6,049	9,337
Prepaid expenses and other	5,873	6,965

Total current assets	158,351	148,598
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation	23,293	22,183
OTHER ASSETS	2,274	908
INTANGIBLE ASSETS, less accumulated amortization	60,738	67,770
GOODWILL	161,974	161,974
DEFERRED INCOME TAXES, long term	2,641	4,263
PREPAID ROYALTIES	3,024	3,007

TOTAL ASSETS	$412,295	$408,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,640	$13,152
Accrued liabilities	9,875	11,055
Current portion of long-term debt	255	265
Other current liabilities, net of discount	—	5,227

Total current liabilities	18,770	29,699
LONG-TERM DEBT, net of current portion	6,615	6,810

Total liabilities	25,385	36,509

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 24,725,471 and 24,428,209 shares at February 28, 2010 and May 31, 2009, respectively	247	245
Additional paid-in capital	364,473	358,014
Retained earnings	23,413	14,840
Accumulated other comprehensive loss	(1,223)	(905)

Total stockholders’ equity	386,910	372,194

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$412,295	$408,703

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	Feb 28, 2010	Feb 28, 2009
Cash flows from operating activities:
Net income	$8,573	$7,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,256	8,814
Tax effect on exercise of stock options and issuance of performance shares	(145)	(104)
Deferred income taxes	4,943	2,438
Change in allowance for excess and obsolete inventory	(640)	587
Stock based compensation	3,672	4,508
Imputed interest	153	189
Change in AR allowances	(68)	—
Other	(97)	136
Changes in operating assets and liabilities:
Accounts receivable	713	1,198
Inventories	3,170	(6,444)
Prepaid expenses and other	(8)	674
Accounts payable and accrued liabilities	(5,708)	1,704
Litigation settlement	—	(6,757)
Income taxes payable	—	(933)

Net cash provided by operating activities	23,814	13,040

Cash flows from investing activities:
Additions to property, plant and equipment	(3,394)	(3,472)
Acquisition of intangible assets and business	(5,342)	(17,078)
Change in restricted cash	—	68
Purchases of marketable securities	(37,834)	(24,295)
Proceeds from sale or maturity of marketable securities	29,649	34,811

Net cash used in investing activities	(16,921)	(9,966)

Cash flows from financing activities:
Repayment of long-term debt and convertible notes	(205)	(9,955)
Proceeds from exercise of stock options and ESPP	2,934	1,765

Net cash provided by (used in) financing activities	2,729	(8,190)

Effect of exchange rate changes on cash and cash equivalents	(18)	(148)

Increase (decrease) in cash and cash equivalents	9,604	(5,264)

Cash and cash equivalents at beginning of period	27,909	32,040

Cash and cash equivalents at end of period	$37,513	$26,776

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Nine Months Ended February 28, 2010

(unaudited)

(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total	Comprehensive income
	Shares	Amount
Balance at May 31, 2009	24,428,209	$245	$358,014	$14,840	$(905)	$372,194
Net income				8,573		8,573	$8,573
Exercise of stock options	165,054	1	1,800			1,801

Purchase of common stock under Employee Stock Purchase Plan	114,479	1	1,152			1,153
Stock-based compensation			3,672			3,672
Issuance/Cancellation of performance shares	17,729		(55)			(55)
Tax effect of exercise of stock options			(110)			(110)

Unrealized loss on marketable securities, net of tax of $39					(66)	(66)	(66)
Unrealized gain on interest rate swap, net of tax of $6					11	11	11
Foreign currency translation					(263)	(263)	(263)

Comprehensive income							$8,255

Balance at February 28, 2010	24,725,471	$247	$364,473	$23,413	$(1,223)	$386,910

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010 and February 28, 2009

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of February 28, 2010, the consolidated statement of stockholders’ equity and comprehensive income for the nine months ended February 28, 2010, the consolidated statement of cash flows for the nine months ended February 28, 2010 and February 28, 2009 and the consolidated statements of income for the three and nine months ended February 28, 2010 and February 28, 2009 have been prepared by the Company without audit. The consolidated balance sheet as of May 31, 2009 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended February 28, 2010 (and for all periods presented) have been made. Certain prior period amounts have been reclassified for comparative purposes to conform to current quarter and year to date presentation. The reclassifications, made for the purpose of including strategic business unit management costs in marketing costs, resulted in an increase in marketing costs of $255,000 in the third quarter of the prior year and $781,000 in the prior year to date with comparative decreases in general and administrative costs for the same periods.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed by the Company on August 14, 2009. The results of operations in the fiscal periods ended February 28, 2010 and February 28, 2009 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the three and nine months ended February 28, 2010 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, and AngioDynamics UK Limited (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010 and February 28, 2009

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

The Company has organized its business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of the venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of the dialysis, ports and PICC product lines. The Oncology/Surgery segment is comprised of the RFA, embolization, Habib and NanoKnife product lines. The Company’s chief operating decision maker evaluates performance based on the reportable segments and utilizes net sales, gross profit and operating income as primary profitability measures. The expenses related to certain shared and corporate activities are allocated to these segments on a percentage of total sales basis or operating expense basis, as deemed appropriate.

The Company has performed an evaluation of subsequent events through the date the financial statements were issued.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010 and February 28, 2009

(unaudited)

NOTE B – ACQUISITIONS (cont’d)

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010 and February 28, 2009

(unaudited)

NOTE C – ASSET PURCHASE AGREEMENTS

Medron, Inc.

On May 1, 2006, the Company entered into an Asset Purchase Agreement with Medron, Inc. to acquire the rights, titles, and interests in, and to, Patent Pending Technology for purposes of manufacturing, marketing, and selling proprietary Vascular Access Ports, following administrative approval. As of February 28, 2010, the Company has paid $5.5 million in accordance with this agreement. That amount, net of accumulated amortization, has been included on the balance sheet under the caption “Intangible assets” and is being amortized on a straight line basis over the expected useful life of the assets. A potential future payment of $2.5 million is due upon issuance (within 10 years of the effective date of the agreement) of a U.S. patent claiming priority to the Patent Application, or any issuance of a patent to the Company within 10 years of the effective date of the agreement in which the original owners are the inventors.

NOTE D – INVENTORIES

Inventories consist of the following:

	Feb 28, 2010	May 31, 2009
	(in thousands)
Raw materials	$13,491	$13,790
Work in process	4,160	4,188
Finished goods	18,898	22,024

Gross Inventories	36,549	40,002
Less: Reserves	(2,434)	(3,074)

Inventories	$34,115	$36,928

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

There were no changes in the carrying amount of goodwill for the nine months ended February 28, 2010.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010 and February 28, 2009

(unaudited)

NOTE E – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Beginning in fiscal 2009 the Company began reporting three operating segments as opposed to a single segment in prior periods. The Company’s reporting units are consistent with the Company’s operating segments, and include Peripheral Vascular, Access and Oncology/Surgery. As a result, the carrying value of goodwill was allocated to each of the Company’s reporting units on a relative fair value basis. The Company completed its annual evaluation of goodwill by reporting unit as of December 31, 2009. The Company’s assessment of goodwill impairment indicated that the fair value of each of the Company’s reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired. The fair value of Peripheral Vascular, Access and Oncology/Surgery exceeded its carrying value by 26%, 6% and 16%, respectively. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization (based upon the Company’s stock price) plus an estimated control premium of approximately 8% as of December 31, 2009.

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

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Solely for purposes of establishing inputs for the fair value calculations, the Company assumed that the current economic conditions would continue through fiscal year 2011, followed by a recovery thereafter. In addition, the Company applied gross margin assumptions consistent with the Company’s historical trends at various revenue levels and used an EBITDA exit multiple of 6.0, 6.0 and 7.0 to calculate the terminal value of the Peripheral Vascular, Access and Oncology/Surgery reporting units, respectively, compared to an EBITDA exit multiple of 6.5, 7.0 and 8.0, respectively, used in the prior year. In addition, the Company used a discount rate of 21%, 15% and 18% to calculate the fair value of its Peripheral Vascular, Access and Oncology/Surgery reporting units, respectively. These discount rates vary from the rates of 19%, 16% and 19%, respectively, used in the prior year primarily due to the fact that additional risk premiums were added to take into account the economic downturn and specific inherent risks associated with each reporting unit.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010 and February 28, 2009

(unaudited)

NOTE E – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

Even though the Company determined that there was no goodwill impairment as of December 31, 2009, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require an interim assessment for some or all of the reporting units prior to the next required annual assessment as of December 31, 2010. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010 and February 28, 2009

(unaudited)

NOTE E – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

Intangible assets are amortized over their estimated useful lives. The balances of intangible assets are as follows:

	February 28, 2010
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$48,654	$(11,330)	$37,324	13.5
Customer relationships	31,125	(12,179)	18,946	7.5
Licenses	6,040	(1,987)	4,053	9.2
Distributor relationships	900	(900)	—	3.0
Trademarks	600	(185)	415	10.0

	$87,319	$(26,581)	$60,738

	May 31, 2009
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$48,659	$(8,294)	$40,365	13.5
Customer relationships	31,126	(9,070)	22,056	7.5
Licenses	6,040	(1,351)	4,689	9.2
Distributor relationships	900	(700)	200	3.0
Trademarks	600	(140)	460	10.0

	$87,325	$(19,555)	$67,770

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010 and February 28, 2009

(unaudited)

NOTE F – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Feb 28, 2010	May 31, 2009
	(in thousands)
Payroll and related expenses	$4,750	$5,944
Royalties	1,427	1,143
Sales and franchise taxes	966	1,125
Fair value of interest rate swap	909	917
Other	1,823	1,926

Total	$9,875	$11,055

NOTE G – INCOME TAXES

The Company’s effective income tax rate for the three month periods ending February 28, 2010 and February 28, 2009 was 38% and 30%, respectively. The Company’s effective income tax rate for the nine month periods ending February 28, 2010 and February 28, 2009 was 38% and 34%, respectively. The prior year quarter and year to date benefited from utilization of R&D tax credits. The R&D tax credit expired from the tax law on December 31, 2007. On October 3, 2008, the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008” became law. The law retroactively extended the R&D tax credits from January 1, 2008 to December 31, 2009. The retroactive one-time impact is reflected in the Company’s prior year third quarter and year to date effective tax rates.

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

February 28, 2010 and February 28, 2009

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

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Three Months Ended		Nine Months Ended
	Feb 28, 2010	Feb 28, 2009	Feb 28, 2010	Feb 28, 2009
Basic	24,621,506	24,365,757	24,523,481	24,341,792
Effect of dilutive securities	245,449	118,384	198,127	159,106

Diluted	24,866,955	24,484,141	24,721,608	24,500,898

Excluded from the calculation of diluted earnings per common share are options and warrants issued to employees and non-employees to purchase 1,997,760 and 2,367,495 shares of common stock for the three and nine months ended February 28, 2010 and 1,501,025 and 1,384,362 for the three and nine months ended February 28, 2009, as their inclusion would be antidilutive. The exercise prices of these options were between $11.16 and $53.92 at February 28, 2010.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010 and February 28, 2009

(unaudited)

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

Selected information by reportable segment is presented in the following tables (in thousands):

	Three Months Ended		As a Percentage of Net Sales Three Months Ended
	Feb 28, 2010	Feb 28, 2009	Feb 28, 2010	Feb 28, 2009
Net sales
Peripheral Vascular	$22,412	$20,743
Access	16,087	17,176
Oncology/Surgery	13,708	11,528

Total	$52,207	$49,447

Gross profit
Peripheral Vascular	$12,048	$12,322	53.8%	59.4%
Access	9,254	10,186	57.5%	59.3%
Oncology/Surgery	8,971	7,714	65.4%	66.9%

Total	$30,273	$30,222	58.0%	61.1%

Operating income(loss)
Peripheral Vascular	$2,830	$2,226	12.6%	10.7%
Access	2,197	2,134	13.7%	12.4%
Oncology/Surgery	566	(1,730)	4.1%	(15.0)%

Total	$5,593	$2,630	10.7%	5.3%

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010 and February 28, 2009

(unaudited)

NOTE I – SEGMENT AND GEOGRAPHIC INFORMATION – (cont’d)

	Nine Months Ended		As a Percentage of Net Sales Nine Months Ended
	Feb 28, 2010	Feb 28, 2009	Feb 28, 2010	Feb 28, 2009
Net sales
Peripheral Vascular	$66,639	$60,947
Access	48,994	48,931
Oncology/Surgery	40,125	32,356

Total	$155,758	$142,234

Gross profit
Peripheral Vascular	$37,911	$35,181	56.9%	57.7%
Access	28,202	29,609	57.6%	60.5%
Oncology/Surgery	25,899	22,582	64.5%	69.8%

Total	$92,012	$87,372	59.1%	61.4%

Operating income(loss)
Peripheral Vascular	$8,333	$8,171	12.5%	13.4%
Access	5,971	6,981	12.2%	14.3%
Oncology/Surgery	184	(3,810)	0.5%	(11.8)%

Total	$14,488	$11,342	9.3%	8.0%

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

Total sales for geographic areas are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	Feb 28, 2010	Feb 28, 2009	Feb 28, 2010	Feb 28, 2009
Net Sales by Geography
United States	$46,380	$44,074	$138,781	$126,262
International	5,827	5,373	16,977	15,972

Total	$52,207	$49,447	$155,758	$142,234

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010 and February 28, 2009

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010 and February 28, 2009

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently only includes auction rate securities where independent pricing information was not able to be obtained. The Company’s investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable since these auction rate securities issued by New York state and local government authorities failed auction. Due to limited market information, the Company utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

There were no changes in the level 3 fair value instruments for the nine months ended February 28, 2010.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements using inputs considered as:			Fair Value at Feb 28, 2010
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$12,695	$11,196	$—	$23,891
Marketable securities	—	46,415	1,850	48,265

Total Financial Assets	$12,695	$57,611	$1,850	$72,156

Financial Liabilities
Interest rate swap agreements	$—	$909	$—	$909

Total Financial Liabilities	$—	$909	$—	$909

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010 and February 28, 2009

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2009
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$14,538	$999	$—	$15,537
Marketable securities	—	38,428	1,850	40,278

Total Financial Assets	$14,538	$39,427	$1,850	$55,815

Financial Liabilities
Interest rate swap agreements	$—	$917	$—	$917

Total Financial Liabilities	$—	$917	$—	$917

In March 2008, FASB issued authoritative guidance which is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. This guidance also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for. The guidance is effective for both interim and annual reporting periods beginning after November 15, 2008. The Company has provided the required disclosures in the February 28, 2010 consolidated financial statements.

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. The updated guidance is effective for the reporting periods beginning after December 15, 2009 (the Company’s 2010 fiscal fourth quarter), except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010 (the Company’s 2012 fiscal year). The Company will provide the additional disclosures necessary beginning in the Company’s fiscal year 2010 Annual Report on Form 10-K.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010 and February 28, 2009

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

The Company is exposed to market risk due to changes in interest rates. To reduce that risk, the Company periodically enters into certain derivative financial instruments to hedge its underlying economic exposure. The Company uses derivative instruments as part of its interest rate risk management strategy. The derivative instruments used are fixed-to-floating rate interest rate swaps, which are subject to fair-value hedge accounting treatment. The Company recognized interest income of $94,000 and interest expense of $9,000 for the three and nine months ended February 28, 2010, respectively, and interest expense of $18,000 and $502,000 for the three and nine months ended February 28, 2009 on the fair value hedge.

NOTE K – MARKETABLE SECURITIES

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. The Company holds investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and the Company may be unable to liquidate its position in the securities in the near term. At February 28, 2010 and May 31, 2009, the Company had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that had failed auctions. The authorities are current in their interest payments on the securities.

Marketable securities as of February 28, 2010 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$24,588	$48	$(22)	$24,614
Corporate bond securities	23,601	73	(23)	23,651

	$48,189	$121	$(45)	$48,265

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010 and February 28, 2009

(unaudited)

NOTE K – MARKETABLE SECURITIES – (cont’d)

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010 and February 28, 2009

(unaudited)

NOTE L – LITIGATION

AngioDynamics v. Vascular Solutions

On July 29, 2009, the Company commenced an action in the United States District Court for the District of Delaware against Vascular Solutions, Inc. In this action, the Company alleges that Vascular Solutions’ Vari-Lase Bright-Tip fiber product line infringes on claims of two of the Company’s patents, US 7,273,478 and US 7,559,329 (“the ‘478 and ‘329 patents”). These patents relate to methods of treating varicose veins using endovenous laser treatments. Vascular Solutions has filed with the U.S. Patent & Trademark Offices (“PTO”) requests for inter partes reexamination of the ‘478 and ‘329 patents. The PTO has initiated reexamination of the ‘478 and ‘329 patents, and the Company has filed responsive papers vigorously opposing the reexamination and supporting the patents. Vascular Solutions has filed a motion to transfer the case to the federal court in Minnesota, and the Company has opposed the motion, which is now fully briefed and awaiting decision by the Court. The Company also has initiated pretrial discovery in the Delaware federal court case. Vascular Solutions has filed a motion to stay the Delaware case pending the reexamination proceedings in the PTO; the Company has opposed the motion, which is now fully briefed and is awaiting decision by the Court.

AngioDynamics v. biolitec AG and Wolfgang Neuberger

On January 2, 2008, the Company commenced an action in the United States District Court for the Northern District of New York against biolitec, Inc. In this action, the Company is seeking judgment against biolitec for defense and indemnification in two lawsuits which have been settled by the Company. The Company’s claims arise out of a Supply and Distribution Agreement (“SDA”) entered into between the Company and biolitec on April 1, 2002. Biolitec has filed counter-claims against the Company in this action, seeking reimbursement of approximately $1.6 million in alleged past defense costs paid by biolitec in one of the settled cases. In October 2009, the Company commenced an action in the United States District Court for the District of Massachusetts against biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify the Company, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA.

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

February 28, 2010 and February 28, 2009

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010 and February 28, 2009

(unaudited)

NOTE M – RECENTLY ADOPTED ACCOUNTING POLICIES – (cont’d)

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010 and February 28, 2009

(unaudited)

NOTE M – RECENTLY ADOPTED ACCOUNTING POLICIES – (cont’d)

In April 2009, the FASB issued authoritative guidance which amends the other-than-temporary guidance for debt securities and requires additional interim and annual disclosures of other-than-temporary impairments on debt and equity securities. An other-than-temporary impairment of a debt security shall be considered to have occurred if an entity (1) intends to sell the debt security, (2) more likely than not will be required to sell the security before recovery of its amortized cost basis or (3) does not expect to recover the entire amortized cost basis of the security even if it does not intend to sell the security. Once it is determined than an other-than-temporary impairment has occurred, the policy provides guidance on when to recognize the other-than-temporary impairment in earnings or in other comprehensive income. Depending on which of the above factor(s) caused the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. This guidance is effective for interim and annual periods ending after June 15, 2009 (the Company’s 2010 fiscal year) and is required to be applied retrospectively to existing investments with a cumulative adjustment to retained earnings and prospectively to new investments purchased after the effective date. The Company has adopted this guidance effective June 1, 2009 and the adoption had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. This guidance is effective for interim and annual periods ending after June 15, 2009 (the Company’s 2010 fiscal year) and is required to be applied prospectively. The Company has provided the additional disclosures necessary to the consolidated financial statements in this report on the Company’s third quarter of fiscal year 2010.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010 and February 28, 2009

(unaudited)

NOTE M – RECENTLY ADOPTED ACCOUNTING POLICIES – (cont’d)

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

Overview

AngioDynamics is a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD, and local oncology therapy options for treating cancer, including radiofrequency ablation (“RF” or “RFA”) systems, and embolization products for treating benign and malignant tumors. In addition, we provide our irreversible electroporation, or IRE, system for the ablation of soft tissue. We design, develop, manufacture and market a broad line of therapeutic and diagnostic devices that enable interventional physicians (interventional radiologists, vascular surgeons, interventional and surgical oncologists and others) to treat PVD, tumors, and other non-coronary diseases. For the past five fiscal years, over 95% of our net sales were from single-use, disposable products.

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

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. As of February 28, 2010, our sales organization numbered 137 in the U.S. and 19 outside the U.S. For both the three and nine months ended February 28, 2010 and February 28, 2009, approximately 11% of our net sales were from markets outside the United States.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For the three and nine months ended February 28, 2010, our research and development (“R&D”) expenditures were $4.3 million and $13.9 million, which represented 8.2% and 8.9%, respectively of net sales. This is compared to $4.7 million and $13.1 million in the prior year periods which constituted 9.5%, and 9.2%, respectively, of net sales. R&D activities include research, product development, clinical studies, intellectual property affairs and regulatory affairs. We expect that our R&D expenditures will be between 8% and 10% of net sales in fiscal 2010 and 2011 primarily due to investment in IRE technology. However, downturns in our business could cause us to reduce our R&D spending.

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

In recent years, we expanded our manufacturing and warehousing facilities in Queensbury, New York, to provide us with significantly greater manufacturing and warehousing capacity and to accommodate additional research, development and administrative requirements. We are not currently operating our manufacturing facilities at full capacity. In July 2009, we entered into an agreement to lease, for a ten year period plus 2 five year renewal options, a 52,500 square foot office building in Latham, New York. We completed the move into this facility of our corporate headquarters and certain business operations during March 2010.

Our ability to further increase our profitability will depend in part on improving gross profit margins. Factors such as changes in our product mix, new technologies and unforeseen price pressures may cause our margins to grow at a slower rate than we have anticipated, or to decline.

Recent Developments

Distribution Agreement Amendment

We sell the embolization product, LC Bead, pursuant to a Supply and Distribution Agreement with Biocompatibles UK Limited that grants us exclusive distribution rights to the product in the United States. The Agreement was amended in March 2010 to extend distribution rights until December 31, 2011.

CEO Transition

On January 20, 2009, we entered into an Employment Agreement and Non-Statutory Stock Option Agreement with our then chief executive officer that provided, among other things, for a transition to a new chief executive officer. The transition to the new chief executive was completed in the third quarter of fiscal 2009. The former chief executive officer did not have an operating role after February 28, 2009. Accordingly, we recorded a provision in fiscal 2009 of approximately $3.0 million in general and administrative expenses for all current and future costs associated with the aforementioned Employment Agreement and Non-Statutory Stock Option Agreement and certain costs associated with the recruitment of the new chief executive officer. The new CEO commenced employment with us on March 1, 2009.

Acquisition of certain assets of FlowMedica, Inc.

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

Results of Operations

Three Months ended February 28, 2010 and February 28, 2009

For the third quarter of fiscal 2010, we reported net income of $3.3 million, or $0.13 per diluted common share, on net sales of $52.2 million, compared with net income of $1.9 million, or $0.08 per diluted common share, on net sales of $49.4 million in the third quarter of the prior year. Gross profit was 58.0% in the third quarter of fiscal 2010 compared with 61.1% in the third quarter of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Three Months Ended
	Feb 28, 2010	Feb 28, 2009
Net sales	100.0%	100.0%
Gross profit	58.0%	61.1%
Research and development expenses	8.2%	9.5%
Sales and marketing expenses	26.9%	28.1%
General and administrative expenses	7.8%	13.5%
Amortization of intangibles	4.4%	4.7%
Operating income	10.7%	5.3%
Other income(expenses)	(0.4)%	0.2%
Net income	6.4%	3.9%

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and returns. Net sales for the fiscal third quarter of 2010 increased by 6%, or $2.8 million, to $52.2 million from $49.4 million in the fiscal third quarter of 2009. The growth in net sales was primarily attributable to increased unit sales of VenaCure EVLT procedure kits, LC Beads, RF electrodes, Nanoknife IRE generators and probes and Benephit renal infusion products, offset by a decrease in PICCs and vascular access ports.

From a business unit perspective, Peripheral Vascular sales increased 8% to $22.4 million from $20.7 million. This increase was driven primarily by increased sales of VenaCure EVLT procedure kits and Benephit renal infusion products. Access sales were $16.1 million, a decrease of 6%, primarily attributable to decreased sales of PICC products and vascular access ports, including the effect of a 6% decline in average selling prices of Access products. Oncology/Surgery sales were $13.7 million, an increase of 19% over the prior year primarily as a result of increased unit sales of our LC Beads, RF electrodes and Nanoknife IRE generators and probes. Nanoknife IRE sales totaled $724,000 in the third quarter of fiscal 2010.

From a geographical perspective, US sales increased $2.3 million or 5% in the third quarter of fiscal 2010 to $46.4 million from $44.1 million a year ago. This increase is primarily attributable to increased unit sales of Venacure EVLT procedure kits, LC Beads, Nanoknife IRE generators and probes, RF electrodes and Benephit renal infusion products, partially offset by a decrease in sales of PICCs and vascular access ports. International sales were $5.8 million in the fiscal third quarter of 2010, up 8% from $5.4 million in the same period of fiscal 2009 and a 5% increase on a constant currency basis. Increased unit sales of RF electrodes, RF generators and other RF devices comprised the majority of this increase.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales decreased to 58.0% for the third quarter of 2010 from 61.1% for the same period in the prior year. The decrease in gross profit percentage was primarily due to lower average selling prices for Access products and VenaCure EVLT procedure kits due to the competitive pricing environment, higher material costs for certain Access products and increased royalties in the Peripheral Vascular segment.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical affairs and register and maintain our intellectual property. R&D expenses decreased by $403,000, or 9%, to $4.3 million in the third quarter of 2010. The decrease is primarily due to lower spending on IRE development activities. $1.7 million was spent on IRE R&D activities in the third quarter of 2010. As a percentage of net sales, R&D expenses were 8.2% for the fiscal third quarter of 2010, compared with 9.5% for the same prior year period. At February 28, 2010, we employed 82 people in R&D activities compared with 75 people in the prior year quarter.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and samples. S&M expenses increased $126,000 or 1% to $14.0 million in the third quarter of fiscal 2010. This increase is primarily due to IRE marketing activities and increased marketing headcount to support our growth, partially offset by lower spending on marketing programs and trade show activities. As a percentage of net sales, S&M expenses were 26.9% for the fiscal third quarter of 2010, compared with 28.1% for the prior year period. $450,000 was spent on IRE sales and marketing activities in the third quarter of fiscal 2010. At February 28, 2010, we employed 199 people in sales and marketing activities compared with 187 people a year ago.

General and administrative expenses. General and administrative (“G&A”) expenses include executive management, finance, accounting, legal, human resources and information technology and the administrative and professional costs associated with those activities. G&A expenses decreased $2.6 million, or 39%, to $4.1 million in the third quarter of fiscal 2010 due to inclusion in the prior year period of $2.8 million of CEO transition costs. Exclusive of these costs, G&A increased $245,000 or 6% due to increased personnel and other infrastructure costs to support our growth. Exclusive of the CEO transition costs in the prior year third fiscal quarter, G&A expenses remained constant at 7.8% of net sales. As of February 28, 2010, we employed 55 people in general and administrative activities compared with 51 people a year ago.

Amortization of intangibles. Amortization of intangibles remained constant at $2.3 million in the third quarter of fiscal 2010 as compared with the third quarter of fiscal 2009. Amortization of IRE intangibles was $432,000 in the third quarter of fiscal 2010.

Operating income. Operating income was $5.6 million and $2.6 million for the third quarter of fiscal 2010 and 2009, respectively. As a percentage of sales, operating income for the third quarter of 2010 was 10.7% compared with 5.3% in the prior year same period or 11.0%, exclusive of the CEO transition costs.

Other income (expenses). Other income and expenses for the third quarter of fiscal 2010 decreased to expense of $233,000 compared with income of $93,000 in the same period a year ago. This decrease is primarily attributable to reduced interest income and foreign exchange losses as compared to the prior year period.

Income taxes. Our effective tax rate was 38% for the fiscal third quarter of 2010 compared with 30% for the same prior year period. The prior year’s quarter benefited from the retroactive renewal of the research credit that expired on December 31, 2007. The retroactive one-time impact was reflected in our third quarter 2009 tax rate.

Net income. For the third quarter of 2010, we reported net income of $3.3 million, an increase of $1.4 million from net income of $1.9 million for the prior year quarter.

Nine Months ended February 28, 2010 and February 28, 2009

For the first nine months of fiscal 2010, we reported net income of $8.6 million, or $0.35 per diluted common share, on net sales of $155.8 million, compared with net income of $7.0 million, or $0.29 per diluted common share, on net sales of $142.2 million in the first nine months of the prior year. Gross profit was 59.1% in the first nine months of fiscal 2010 compared with 61.4% in the first nine months of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Nine Months Ended
	Feb 28, 2010	Feb 28, 2009
Net sales	100.0%	100.0%
Gross profit	59.1%	61.4%
Research and development expenses	8.9%	9.2%
Sales and marketing expenses	28.5%	29.2%
General and administrative expenses	7.8%	10.3%
Amortization of intangibles	4.5%	4.8%
Operating income	9.3%	8.0%
Other income(expenses)	(0.4)%	(0.5)%
Net income	5.5%	4.9%

Net sales. Net sales for the first nine months of fiscal 2010 increased by 10%, or $13.6 million, to $155.8 million from $142.2 million in the comparable 2009 period. The growth in net sales was primarily attributable to increased unit sales of LC Beads, Venacure EVLT procedure kits, Benephit renal infusion products, RF electrodes, and Nanoknife IRE generators and probes.

From a business unit perspective, Peripheral Vascular sales increased 9% to $66.6 million from $60.9 million. This increase was driven primarily by increased sales of our VenaCure EVLT procedure kits and Benephit renal infusion products. Access sales were $49.0 million year to date and $48.9 million in the prior year period, with increased unit sales of dialysis products offsetting the effect of a 5% decline in average selling prices of Access products. Oncology/Surgery sales were $40.1 million, an increase of 24% over the prior year primarily as a result of increased unit sales of LC Beads, RF electrodes and Nanoknife IRE generators and probes. Nanoknife IRE sales totaled $1.5 million in the year to date period.

From a geographical perspective, US sales of $138.8 million increased 10% in the year to date period from $126.3 million a year ago. This increase is primarily attributable to increased unit sales of LC Beads, VenaCure EVLT procedure kits, Benephit renal infusion products and Nanokife IRE generators and probes, partially offset by the effect of lower average selling prices on Access and VenaCure EVLT procedure kits. International sales were $17.0 million in the year to date period, a 6% increase from $16.0 million in the same period of fiscal 2009.

Gross profit. Our gross profit as a percentage of sales decreased to 59.1% for the first nine months of 2010 from 61.4% for the same period in the prior year. The decrease in gross profit percentage was primarily attributable to lower average selling prices for Access products and VenaCure EVLT disposable kits due to the competitive pricing environment and higher material costs for certain Access products.

Research and development expenses. R&D expenses increased by $822,000, or 6%, to $13.9 million in the first nine months of 2010. The increase is primarily due to the establishment of a technology process and engineering group. For the first nine months of fiscal 2010, $5.3 million was spent on IRE R&D activities compared with $5.2 million in the comparable prior year period. As a percentage of net sales, R&D expenses were 8.9% for the first nine months of fiscal 2010, compared with 9.2% for the same prior year period.

Sales and marketing expenses. S&M expenses increased $2.9 million or 7% to $44.4 million in the first nine months of fiscal 2010. This increase is primarily due to increased IRE marketing activities, increased headcount to support the business unit structure, increased headcount for customer service functions to support increasing business demands and the start of an internal training function, partially offset by lower spending on marketing programs and trade show activities. As a percentage of net sales, S&M expenses improved to 28.5% for the fiscal first nine months of 2010, compared with 29.2% for the prior year period.

General and administrative expenses. G&A expenses decreased $2.4 million, or 16%, to $12.2 million in the first nine months of 2010 due to inclusion in the prior year period of $3.0 million of CEO transition costs. Exclusive of these costs, G&A expenses increased $605,000 year to date due to increased personnel and other infrastructure costs to support our growth. As a percentage of net sales, G&A expenses were 7.8% of net sales compared with 8.1% in the prior year period, exclusive of the CEO transition costs.

Amortization of intangibles. Amortization of intangibles increased $191,000 for the first nine months of fiscal 2010 as compared to the prior year period primarily due to amortization related to acquisition of the FlowMedica assets. Amortization of IRE intangibles was $1.3 million in the first nine months of fiscal 2010.

Operating income. Operating income was $14.5 million and $11.3 million for the first nine months of fiscal 2010 and 2009, respectively. As a percentage of sales, operating income for the first nine months of 2010 was 9.3% compared with 8.0% in the prior year period.

Other income (expenses). Other income and expenses for the first nine months of fiscal 2010 decreased $30,000 to expense of $688,000 compared with expense of $658,000 in the same period of the prior year. This decrease is primarily due to lower interest income in fiscal 2010 partially offset by improved performance on an interest rate swap in the first nine months of fiscal 2010 compared with a year ago, and foreign exchange gains in the current period compared with losses a year ago.

Income taxes. Our effective tax rate was 38% for the first nine months of 2010 compared with 34% for the first nine months of fiscal 2009. The prior year period benefited from the retroactive renewal of the research credit which expired on December 31, 2007. The retroactive one-time impact was reflected in our 2009 year to date tax rate.

Net income. For the first nine months of 2010, we reported net income of $8.6 million, an increase of $1.6 million from net income of $7.0 million for the prior year period.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $85.8 million at February 28, 2010, compared with $68.2 million at May 31, 2009. Marketable securities are comprised of U.S. government issued or guaranteed securities, corporate bonds and auction rate securities. At February 28, 2010, total debt was $6.9 million comprised of short and long-term bank debt that financed our facility expansions in Queensbury, New York. This compared with $7.1 million at May 31, 2009.

Summary of cash flows (in thousands):

	Nine Months ended
	Feb 28, 2010	Feb 28, 2009
Cash provided by (used in):
Operating activities	$23,814	$13,040
Investing activities	(16,921)	(9,966)
Financing activities	2,729	(8,190)
Effect of exchange rate changes on cash and cash equivalents	(18)	(148)

Net change in cash and cash equivalents	$9,604	$(5,264)

Net cash provided by operating activities for the nine months ended February 28, 2010 was $23.8 million compared with $13.0 million in the same prior year period. Cash generated from operating activities during the first nine months of fiscal year 2010 was primarily the result of net income and the effect on net income of non cash items, such as depreciation and amortization, the provision for deferred income taxes and stock-based compensation, as well as a decreases in inventories and accounts receivable, offset by decreases in accounts payable and accrued liabilities. The prior year included payment of $6.8 million to settle litigation.

Net cash used in investing activities was $16.9 million for the nine months ended February 28, 2010 compared with $10.0 million for the same prior year period. The net cash used in the first nine months of 2010 consisted primarily of the final purchase price payment of $5.0 million to Oncobionic and net purchases from the sale, maturity and purchase of available-for-sale short term investments. The prior year consisted of net proceeds from the sale, maturity and purchase of available-for-sale short term investments, as well as the $10.1 million purchase cost of Diomed assets and a $5.0 million purchase price payment to Oncobionic.

Net cash provided by financing activities was $2.7 million for the nine months ended February 28, 2010 compared with cash used in financing activities of $8.2 million for the comparable prior year period. Cash provided by financing activities for the nine months ended February 28, 2010 primarily consisted of proceeds from purchases under the employee stock purchase plan (“ESPP”). The prior year period’s use of cash for financing activities primarily consisted of repayment of long term debt and convertible note obligations of $10.0 million, offset by proceeds from the exercise of stock options and purchases under the ESPP of $1.8 million.

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

In July 2009, we entered into an agreement to lease, for a ten year period plus 2 five year renewal options, a 52,500 square foot office building in Latham, New York that will house our corporate headquarters and certain business operations. We completed the move into this facility of our corporate headquarters and certain business operations during March 2010. The agreement terms are for an annual rent of $857,321 for the first five years and $943,054 for the next five years, plus the payment of customary building operating expenses. The lease commencement date was March 1, 2010.

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

At February 28, 2010, we maintained variable interest rate financing of $6.9 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with a bank under which we agreed to pay the bank fixed annual interest rate of 4.45% and 5.06% and the bank assumed our variable interest payment obligations under the financing.

Nearly all of our sales have historically been denominated in United States dollars. In fiscal 2007 we began to make sales in other currencies, particularly the Euro, GB pound and Canadian dollar. Approximately 4% of our sales in the first nine months of fiscal 2010 were denominated in currencies other than the US dollar, primarily the Euro and GB pound. We currently have no significant direct foreign currency exchange risk.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries

Part II: Other Information

Item 1.	Legal Proceedings.

AngioDynamics v. Vascular Solutions

On July 29, 2009, we commenced an action in the United States District Court for the District of Delaware against Vascular Solutions, Inc. In this action, we allege that Vascular Solutions’ Vari-Lase Bright-Tip fiber product line infringes on claims of two of our patents, US 7,273,478 and US 7,559,329 (“the ‘478 and ‘329 patents”). These patents relate to methods of treating varicose veins using endovenous laser treatments. Vascular Solutions has filed with the U.S. Patent & Trademark Offices (“PTO”) requests for inter partes reexamination of the ‘478 and ‘329 patents. The PTO has initiated reexamination of the ‘478 and ‘329 patents, and we have filed responsive papers vigorously opposing the reexamination and supporting the patents. Vascular Solutions has filed a motion to transfer the case to the federal court in Minnesota, and we have opposed the motion, which is now fully briefed and awaiting decision by the Court. We also have initiated pretrial discovery in the Delaware federal court case. Vascular Solutions has filed a motion to stay the Delaware case pending the reexamination proceedings in the PTO; we have opposed the motion, which is now fully briefed and is awaiting decision by the Court.

AngioDynamics v. biolitec AG and Wolfgang Neuberger

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York against biolitec, Inc. In this action, we are seeking judgment against biolitec for defense and indemnification in two lawsuits which have been settled by us. Our claims arise out of a Supply and Distribution Agreement (“SDA”) entered into between us and biolitec on April 1, 2002. Biolitec has filed counter-claims against us in this action, seeking reimbursement of approximately $1.6 million in alleged past defense costs paid by biolitec in one of the settled cases. In October 2009, we commenced an action in the United States District Court for the District of Massachusetts against biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA.

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

Supply and Distribution Agreement with Biocompatibles UK Limited

We sell the embolization product, LC Bead, pursuant to a Supply and Distribution Agreement with Biocompatibles UK Limited that grants us exclusive distribution rights to the product in the United States. The Agreement was entered into in April 2006 and was amended in October 2007, June 2008, March 2009 and March 2010. Under the Agreement, we are required to purchase certain minimum levels of product from Biocompatibles. The March 2010 Amendment specifies distribution rights until December 31, 2011. During our fiscal 2009, sales of LC Bead accounted for approximately 7% of our net sales, and during the first three quarters of our fiscal 2010, sales of LC Bead accounted for approximately 9% of our net sales. Failure to extend our distribution rights to LC Bead after December 31, 2011 could have an adverse effect on our results of operations.

Legislation and policy changes reforming the U.S. healthcare system may have a material adverse effect on us.

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures make the most sweeping and fundamental changes to the U.S. health care system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Effective in 2013, there will be a 2.3% excise tax on the sale of certain medical devices.

In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict the exact effect newly enacted laws or any future legislation or regulation will have on us. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially. In addition, the enacted excise tax may materially and adversely affect our operating expenses and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date: April 9, 2010	/s/ JOHANNES C. KELTJENS
Johannes C. Keltjens, President,
Chief Executive Officer
(Principal Executive Officer)

Date: April 9, 2010	/s/ D. JOSEPH GERSUK
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