Form 10-K
period 2010-05-31
ANGIODYNAMICS INC
filed 2010-08-06
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

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

Registrant’s telephone number, including area code (518) 795-1400

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $381,856,887, computed by reference to the last sale price of the common stock on that date as reported by The Nasdaq Global Select Market.

As of July 30, 2010, there were 24,753,812 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this annual report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed within 120 days of registrant’s fiscal year ended May 31, 2010.

AngioDynamics, Inc. and Subsidiaries

Part I

Item 1.	Business

(a) General Development of Business

Overview

We are a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD, and local oncology therapy options for treating cancer, including radiofrequency ablation, or RFA, systems, NanoKnife Ablation Systems, surgical resection systems and embolization products for treating benign and malignant tumors. We design, develop, manufacture and market a broad line of therapeutic and diagnostic devices that enable interventional physicians (interventional radiologists, vascular surgeons, surgical oncologists and others) to treat PVD, tumors, and other non-coronary diseases. Unlike several of our competitors that focus on the treatment of coronary diseases, we believe that we are the only company whose primary focus is to offer a comprehensive product line for the interventional treatment of PVD, tumors and other non-coronary diseases.

We have been in business since 1988. Our corporate headquarters is located at 14 Plaza Drive, Latham, New York 12110. Our phone number is (518) 795-1400.

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

Recent Developments

Company Reorganization

Prior to fiscal 2009, we reported our results of operations as a single segment. At the beginning of fiscal 2009, we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of the venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of the dialysis, port and PICC product lines. The Oncology/Surgery segment is comprised of the RFA, embolization, Habib and NanoKnife product lines. Prior periods have been recast for net sales and gross profit for this new reporting structure.

Distribution Agreement Amendment

We sell the embolization product, LC Bead, pursuant to a Supply and Distribution Agreement with Biocompatibles UK Limited that grants us exclusive distribution rights to the product in the United States. The Agreement was entered into in 2006 and has been amended four times, most recently in March 2010 to extend distribution rights until December 31, 2011.

CEO Transition

On January 20, 2009, we entered into an Employment Agreement and Non-Statutory Stock Option Agreement with our then chief executive officer that provided, among other things, for a transition to a new chief executive officer. The transition was completed in the third quarter of fiscal 2009 and the former chief executive officer has not had an operating role with us since February 28, 2009. Accordingly, we recorded a provision in fiscal 2009 of approximately $2.9 million in general and administrative expenses for all current and future costs associated with the aforementioned Employment Agreement and Non-Statutory Stock Option Agreement and certain costs associated with the recruitment of a new chief executive officer. The new CEO commenced employment with us in March 2009.

Acquisition of FlowMedica, Inc.

On January 12, 2009, we completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica products. With this acquisition, we purchased the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy.

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

Acquisition of Oncobionic

On May 9, 2008, we completed the acquisition of all the issued and outstanding shares of capital stock of Oncobionic, Inc. pursuant to the terms of the Stock Purchase Agreement entered into on October 12, 2006. The closing of the acquisition came as a result of the successful use of low energy direct current ablation technology in the first human clinical trial for the treatment of soft tissue in April 2008.

(b) Narrative Description of Business

General

Prior to fiscal 2009, we reported our results of operations as a single segment. At the beginning of fiscal 2009, we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of our venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of our dialysis, ports and PICC product lines. The Oncology/Surgery segment is comprised of our RFA, embolization, Habib and NanoKnife product lines. Prior periods have been recast for net sales and gross profit for this new reporting structure.

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

In January 2007, we completed the acquisition of RITA Medical Systems, Inc., (“RITA”), which established our position, we believe, as the only company focused on minimally-invasive treatments for cancer patients with an emphasis on the growing segment of interventional oncology. The acquisition created a diversified medical technology company with a broad line of access, diagnostic and therapeutic products that enable interventional physicians and surgeons to treat vascular disease and cancerous tumors. Interventional oncology is a large and growing area. In addition, in May 2008 we acquired the Nanoknife ablation system which is complementary to our diverse offering of local oncology therapies, including market-leading RFA systems, Habib Sealer™ resection devices and LC Beads™ for tumor embolization. In June 2008, we completed the acquisition of certain U.S. and U.K. assets of Diomed, Inc. With this acquisition, we substantially strengthened our position in the market for the treatment of varicose veins. The combination of endovenous laser products with our existing venous product line provides us with a comprehensive venous product offering. In January 2009, we completed the acquisition of certain assets of FlowMedica, Inc. providing us with the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy.

We sell our broad line of quality devices in the United States through a direct sales force and internationally through a combination of direct sales and distributor relationships. We support our customers and sales organization with a marketing staff that includes product managers, customer service representatives and other marketing specialists. Our dedicated sales force, growing portfolio of products and acquisitions have contributed to our strong sales growth.

Products

Our product offerings fall under three product groupings, which are paralleled by our organizational structure of three Strategic Business Units (e.g. reportable segments)—Peripheral Vascular, Access and Oncology/Surgery.

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

PERIPHERAL VASCULAR

The Peripheral Vascular Strategic Business Unit manages our Venous, Angiographic, PTA, Drainage, Thrombolytic, Targeted Renal Therapy and Micro Access product lines.

Venous Products

An important part of our focus on the peripheral vascular disease market is the treatment of varicose veins. With an estimated one-half of all Americans older than age 50 suffering from varicose veins, the market for this treatment is large and growing.

Our venous products consist of our VenaCure EVLT™ laser system and Sotradecol®.

Our VenaCure EVLT laser system products are used in endovascular laser procedures to treat superficial venous disease (varicose veins). Superficial venous disease is a malfunction of one or more valves in the leg veins. These procedures are a less invasive alternative to vein stripping for the treatment of this condition. Vein stripping is a lengthy, painful and traumatic surgical procedure that involves significant patient recovery time. In contrast, venous laser treatment is an outpatient procedure that generally allows the patient to quickly return to normal activities with little-to no scarring and minimal post-operative pain.

With our VenaCure EVLT laser system, laser energy is used to stop the source of the pressure by ablating, or collapsing and destroying, the affected vein. The body subsequently routes the blood to other healthy veins. Our products are sold as a system that includes a diode laser with our family of disposable laser fiber components, training and marketing materials. The diode laser is a self-contained reusable instrument. The disposable components in the system include a laser fiber system featuring our NeverTouch® gold-tip technology, an access sheath, access wires and needles. The procedure kits come in a variety of lengths and configurations to accommodate varied patient anatomies.

Sotradecol® (sodium tetradecyl sulfate injection), a sclerosing drug approved by the FDA that we introduced in November 2005 has been shown to be an effective treatment of small, uncomplicated varicose veins of the lower extremities, that show simple dilation with competent valves. The benefit-to-risk ratio should be considered in selected patients who are great surgical risks.

Angiographic Products and Accessories

Angiographic products and accessories are used during virtually every peripheral vascular interventional procedure. These products permit interventional physicians to reach targeted locations within the vascular system to deliver contrast media for visualization purposes and therapeutic agents and devices, such as PTA balloons. Angiographic products consist primarily of angiographic catheters, but also include entry needles and guidewires specifically designed for peripheral interventions and fluid management products.

We manufacture angiographic catheters that are available in more than 500 tip configurations and lengths, either as standard items or made to order, and an advanced guidewire.

•	Soft-Vu®. Our proprietary Soft-Vu angiographic catheter technology incorporates a soft, atraumatic tip that is easily visualized under fluoroscopy.

•	AngiOpticTM. The AngiOptic catheter line is distinguished from other catheters because the entire instrument is highly visible under fluoroscopy.

•

Accu-Vu®. The Accu-Vu angiographic catheter is a highly visible, accurate sizing catheter used to determine the length and diameter of a vessel for endovascular procedures. Accu-Vu provides a soft, highly radiopaque tip with a choice of platinum radiopaque marker patterns along the shaft for enhanced visibility and accuracy.

•

MarinerTM. The Mariner catheter is a hydrophilic-coated angiographic catheter. It uses our patented Soft-Vu catheter technology to deliver contrast media to anatomy that is difficult to reach. The advanced hydrophilic coating technology significantly reduces catheter surface friction, providing smoother navigation through challenging vasculature with optimal handling and control.

•

AQUA Liner®. The AQUA Liner guidewire is a technologically advanced guidewire. It is used to provide access to difficult-to-reach locations in interventional procedures requiring a highly lubricious wire. The AQUA Liner guidewire incorporates proprietary advanced coating technology that allows smooth frictionless navigation.

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

•

WorkHorse® II. The WorkHorse II balloon is a high-pressure, low-profile, non-compliant PTA balloon catheter. This product is an extension to our WorkHorse PTA catheter, with enhanced WorkHorse features to improve product performance during declotting procedures for dialysis access sites.

•

Profiler®. The Profiler balloon catheter is a low-profile, high-pressure, non-compliant, high-visibility balloon catheter that features a soft, radiopaque, tapered tip and a flexible, non-kinking catheter shaft with exceptional pushability. The low profile of the Profiler opens access to small vessels and tortuous anatomy and is available with multiple balloon sizes and catheter lengths.

Drainage Products

Drainage products percutaneously drain abscesses and other fluid pockets. An abscess is a tender inflamed mass that typically must be drained by a physician.

Our line of drainage products, The Total Abscession® Family of Drainage Catheters, consists of our Total Abscession General, Biliary, and Nephrostomy drainage catheters. These products feature our proprietary soft shaft with Blue Silk™ finish for a more comfortable patient fit. The kink-resistant shaft recovers rapidly, even if severely bent, knotted, or twisted. This is particularly beneficial when patients roll over and risk a potential kinking of the catheter during sleep. The thermal molded tip allows for less buckling and kinking upon insertion. Also important is that the shaft diameter equals the inner diameter of the catheter hub to maximize flow. Our Total Abscession drainage catheters feature a tamper-resistant locking mechanism called the Vault® which securely fixes the pigtail and prevents tampering or accidental removal. This locking mechanism helps to prevent the drain from becoming unlocked during routine use, thus reducing a physician’s time by avoiding a possible “redo” case, and increasing patient satisfaction by not having to repeat the procedure. The Total Abscession catheter permits aspiration in the locked or unlocked position thus allowing more accurate placement and greater versatility for draining complex situations.

Thrombolytic Products

Thrombolytic catheters are used to deliver thrombolytic agents, which are drugs that dissolve blood clots in hemodialysis access grafts, arteries, veins and surgical bypass grafts. Our thrombolytic catheters include:

•

Pulse*Spray® Infusion Catheters and Uni*Fuse thrombolytic catheters. Our Pulse*Spray and Uni*Fuse catheters improve the delivery of thrombolytic agents by providing a controlled, forceful and uniform dispersion. Patented slits on the infusion catheter operate like tiny valves for an even distribution of thrombolytic agents. These slits reduce the amount of thrombolytic agents and the time necessary for these procedures, resulting in cost savings and improved patient safety.

•

SpeedLyser®. Our SpeedLyser thrombolytic catheter is used to deliver thrombolytic agents into obstructed dialysis grafts. This catheter features Pulse*Spray slit technology that simplifies catheter insertion and drug delivery.

Targeted Renal Therapy

With the acquisition of certain assets of FlowMedica on January 12, 2009, AngioDynamics purchased the Benephit® product line—a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury. Benephit is representative of the emerging field of Targeted Renal Therapy, which is the delivery of therapeutic agents directly to the kidneys via the renal arteries as an alternative to the standard delivery method of systemic intravenous (IV) infusion to address kidney dysfunction related to a number of conditions, including cardiovascular, endovascular, surgical procedures and diseases.

Micro Access

Our micro access sets provide interventional physicians a smaller introducer system for minimally-invasive procedures. AngioDynamics’ Micro Access product line provides physicians with the means to build a custom set from the wide selection of configurations available, including four wires in two different lengths, seven needle options and three sheath dilator options.

ACCESS

The Access Strategic Business Unit manages our Dialysis, PICC and Port product lines.

Dialysis Products

We market a complete line of dialysis products that provide short and long-term vascular access for dialysis patients. Dialysis, or cleaning of the blood, is necessary in conditions such as acute renal failure, chronic renal failure and end-stage renal disease, or ESRD.

We currently offer a wide variety of dialysis catheters, including:

•	DuraMax®. The DuraMax catheter is a stepped-tip catheter designed to improve ease of use, dialysis efficiency and overall patient outcomes.

•	SchonTM . The Schon chronic dialysis catheter is designed to be self-retaining, deliver high flow rates and provide patient comfort. The Schon catheter is for long-term use.

•

Evenmore®. The Evenmore chronic dialysis catheter is a low-profile, end-hole catheter designed to provide very efficient dialysis. It was designed for long-term use with our proprietary Durathane® shaft, which offers high resistance to chemicals used to clean the insertion site.

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

•

LifeJet®. The LifeJet 16-French chronic dialysis catheter features a unique Circle C® lumen design and the largest internal diameter available. This is designed to facilitate high flow rates while keeping arterial and venous pressures low.

•

Centros®. Centros with Curved Tip™ catheter technology is the next generation, self-centering, split-tip dialysis catheter. The highly innovative Centros catheter design features preformed curved tips, which automatically center the catheter ports within the middle of the vessel to maintain optimal blood flow and recirculation rates, increasing catheter life and enhancing overall catheter performance by enabling the potential to reduce clot formation and sheathing.

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

PICC Products

Our PICC products include:

•

Morpheus® CT PICC and Morpheus® CT PICC Insertion Kit. In May 2006, we introduced our insertion kit, which allows our Morpheus CT PICC to be inserted at a patient’s bedside instead of in the hospital radiology suite. The kit was specifically designed for interventional radiologists, nurse practitioners, physician assistants and radiology technicians who perform placement of PICC lines. These PICC lines provide short or long-term peripheral access to the central venous system for intravenous therapy and blood sampling. These products are intended for use with CT injectors, allowing physicians to use the existing PICC for both medications and CT imaging, thus avoiding the need for an additional access site.

•

Morpheus® Smart PICC. The Morpheus Triple Lumen Smart PICC, the next evolution of the AngioDynamics’ Morpheus CT PICC line, gives practitioners the increased flexibility to both administer medications and perform power injections of contrast media for CT imaging using one PICC line. The Morpheus Smart PICC features Smart Taper™ technology to improve blood flow and reduce the risk of thrombosis while reducing leakage around the insertion site.

Port Products

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

Our port products and accessories include:

•

Vortex®. Our Vortex port technology line of ports is a clear-flow port technology that, we believe, revolutionized port design. With its rounded chamber, the Vortex port is designed to have no sludge-harboring corners or dead spaces. This product line consists of the following titanium, plastic and dual-lumen offerings within its family of products: (i) Vortex VX; (ii) Vortex TR; (iii) Vortex LP; and (iv) Vortex MP.

•

SmartPort®. The Smart Port power-injectable port with Vortex technology offers the ability for a clinician to access a vein for both the delivery of medications or fluids and for administering power-injected contrast to perform a Computed Tomography (CT) scan. The ability to access a port for power-injected contrast studies eliminates the need for additional needle sticks in the patient’s arm and wrist veins. Once implanted, repeated access to the bloodstream can be accomplished with greater ease and less discomfort. Our Smart Port is now available in mini and low-profiles to accommodate more patient anatomies.

•

LifeGuardTM. The LifeGuard Safety Infusion Set and The LifeGuard Vision are used to infuse our ports and complement our port and vascular access catheters. The needles’ low profile design is intended to allow clinicians to easily dress the site.

Our central venous catheter products include:

•

Neostar®. Our Neostar Tunneled Central Venous Catheters are among the most well known and trusted names in catheters. The central venous catheters are intended for long-term vascular access, suitable for chemotherapy, infusion of intravenous fluids or drugs, parental nutrition, transfusion or sampling blood products. Configurations include single, double and triple lumen, one-piece Y-hubs for mirror smooth transition points and complete tray availability.

ONCOLOGY/SURGERY

Our Oncology/Surgery Strategic Business Unit includes our Radiofrequency Ablation (RFA), Embolization and NanoKnife® product lines.

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

During the procedure, our system automatically adjusts the amount of energy delivered in order to maintain the temperature necessary to ablate the targeted tissue. For a typical 5cm ablation using our StarBurst® Xli-enhanced disposable device, the ablation process takes approximately ten minutes. When the ablation is complete, pulling back on the handle of the device causes the curved wire array to be retracted into the device so it can be removed from the body.

The RFA system consists of a radiofrequency generator and a family of disposable devices. We also market the Habib® 4X® resection device under a distribution agreement with EMcision Limited. In addition to the intra-operative (open surgery) device Habib 4X, AngioDynamics markets a minimally-invasive version of the Habib 4X device, a Laparoscopic 4X unit, which is used in minimally invasive laparascopic surgery (MILS) procedures in surgical specialties such as: Hepato-Biliary, GI, Surgical Oncology, Transplant Surgery and Urology (Partial Nephrectomy Resections). It is clinically indicated to assist in coagulation of tissue during intraoperative and laparoscopic procedures.

	Product Name	Description
Disposable Electrodes:	StarBurst®	Creates a scalable 2-3cm ablation.
	StarBurst XL	Creates a scalable 3-5cm ablation.
	StarBurst Semi-Flex	Creates a scalable 3-5cm ablation and has a partially flexible shaft.
	StarBurst SDE	Creates a 2cm ablation, via a side-deployed array
	StarBurst MRI	Creates a 3-5 cm ablation and is compatible with MRI.
	StarBurst Xli-enhanced	Creates a scalable 4-7cm ablation. Requires an accessory infusion pump for irrigation of saline. Attached tubing standard.
	StarBurst Xli-enhanced Semi-Flex	Creates a scalable 4-7cm ablation. A portion of the shaft is flexible and can bend up to 90 degrees in all directions. Requires an accessory infusion pump for irrigation of saline. Attached tubing standard.
	StarBurst Talon: Straight	Creates a scalable 1-4cm ablation. Requires an accessory infusion pump for irrigation of saline.
	StarBurst Talon: Semi-Flex	Creates a scalable 1-4cm ablation. Requires an accessory infusion pump for irrigation of saline. A portion of the shaft is flexible and can bend up to 90 degrees in all directions.
Resection Device:	Habib® 4X	Surgical resection device.
Generators:	Model 1500X RF Generator	250 Watt Capable Generator with Field-Software Upgradeability.

Embolization Products

LC Beads™ embolization products are compressible, visibly-tinted N-fil Hydrogel microspheres supplied in convenient pre-prepared single vials. Embolic material is injected into selected vessels to block the blood flow feeding the tumor or malformation, causing it to shrink over time. We purchase LC Beads from Biocompatibles UK Limited pursuant to a Supply and Distribution Agreement that was entered into in 2006 and terminates on December 31, 2011 unless extended prior thereto.

NanoKnife® Ablation System Products

The NanoKnife® Ablation System is for the surgical ablation of soft tissue. The NanoKnife Ablation System utilizes low energy direct current electrical pulses to permanently open pores in target cell membranes. These permanent pores or nano-scale defects in the cell membranes result in cell death. The treated tissue is then removed by the body’s natural processes in a matter of weeks—mimicking natural cell death. Unlike other ablation technologies, NanoKnife Ablation System does not achieve tissue ablation using thermal energy—allowing targeted tissue elimination while critical structures, such as ducts and blood vessels remain viable.

The Nanoknife Ablation System consists of two major components: a Low Energy Direct Current (“LEDC”) Generator and needle-like electrode probes. Up to six (6) electrode probes can be placed into or around the targeted soft tissue. Once the probes are in place, the user enters the appropriate parameters for voltage, number of pulses, interval between pulses, and the pulse length into the generator user interface. The generator then delivers a series of short electric pulses between each electrode probe. The energy delivery is hyperechoic and can be monitored under real-time ultrasound.

Data gathered through bench, preclinical studies, and early human experience suggests that the NanoKnife Ablation System has the following characteristics:

•

Spares vital structures. Because NanoKnife Ablation System does not use thermal energy to ablate tissue, vital structures such as vasculature and ducts remain intact. NanoKnife Ablation System enables ablation treatment at or near critical structures, resulting in selective tissue damage.

•

Eliminates heat sink issues seen with other ablation modalities. NanoKnife Ablation System is not susceptible to non-uniform ablation zones due to heat sinks (in the case of RFA) or heat sources (in the case of cryoablation).

•

Real-time imaging during ablation. A Nanoknife ablation can be detected real-time with ultrasound and CT imaging. Moreover, these imaging modalities are not rendered “useless” during the procedure—as is the case with ultrasound with RFA and cryoablation.

•	Tissue treated in organs that regenerate may be replaced by normal tissue.

•	Minimal to no pain reported by patients following treatment.

Research & Development

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For fiscal 2010, 2009 and 2008, our research and development (“R&D”) expenditures were $19.3 million, $17.9 million and $14.4 million, respectively, and constituted 8.9%, 9.2% and 8.7%, respectively, of net sales. R&D activities include research, product development, intellectual property and regulatory affairs. We expect that our R&D expenditures will be approximately 9.5% of net sales in fiscal 2011 primarily due to investment in NanoKnife Ablation System technology and remain in the range of 8 to 10% of net sales thereafter. However, downturns in our business could cause us to reduce our R&D spending.

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

In addition, we compete with providers of other medical therapies, such as pharmaceutical companies, that may offer non-surgical therapies for conditions that currently, or in the future, may be treated using our products. Our primary device competitors include: Boston Scientific Corporation; Cook Medical; Navilyst Medical; Cordis Corporation, a subsidiary of Johnson & Johnson, Inc.; C.R. Bard; Medical Components, Inc. or Medcomp; Arrow International, a subsidiary of TeleFlex Medical; Smith’s Medical, a subsidiary of Smiths Group plc; Vascular Solutions; Covidien subsidiaries (Kendall, VNUS, EV3) and Merit Medical (Biosphere Medical).

Medcomp supplies us with most of our dialysis catheters and competes with us by selling other catheters.

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

Backlog

Historically, we ship 95% of products within 48 hours of receipt of the orders, and accordingly our backlog is not significant.

Manufacturing

We own a manufacturing, administrative, engineering and warehouse facility of approximately 104,000 square feet in Queensbury, New York. We also lease a manufacturing facility of approximately 60,000 square feet located in Manchester, Georgia. We lease a manufacturing facility of approximately 10,000 square feet in the United Kingdom that we acquired in June 2008 in connection with our acquisition of certain assets of Diomed, Ltd. We believe these facilities have sufficient capacity to meet our anticipated manufacturing needs for the next five years.

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

Our management information system includes order entry, invoicing, inventory management, lot traceability, purchasing, shop floor control and shipping and distribution analysis, as well as various accounting-oriented functions. This system enables us to track our products from the inception of an order through all parts of the manufacturing process until the product is delivered to the customer.

We purchase components from third parties. Most of our components are available from several supply sources. We also purchase finished products from third parties. One supplier, Biocompatibles UK Limited, supplies our LC Beads ™ embolization products that accounted for approximately 10% of our net sales for fiscal 2010. Another supplier, Medcomp, currently supplies most of our dialysis catheters. Medcomp products accounted for approximately 8% of our net sales for fiscal 2010. To date, we have been able to obtain adequate supplies of all product and components in a timely manner from existing sources.

In fiscal 2010, 69% of our product sales were derived from products we manufactured or assembled ourselves, with the balance being derived from products manufactured for us by third parties. Our Queensbury, Manchester and Cambridge facilities are registered with the FDA and have been certified to ISO 13485 standards, as well as the CMD/CAS Canadian Medical Device Regulations. ISO 13485 is a quality system standard that satisfies European Union regulatory requirements, thus allowing us to market and sell our products in European Union countries. If we were to lose this certification, we would no longer be able to sell our products in these countries until we made the necessary corrections to our operations or satisfactorily completed an alternate European Union approval route that did not rely on compliance with quality system standards. Our manufacturing facilities are subject to periodic inspections by regulatory authorities to ensure compliance with domestic and non-U.S. regulatory requirements. See “Government Regulation”.

Intellectual Property

As of June 30, 2010, we owned 167 U.S. utility patents, 118 pending U.S. utility applications, and 243 foreign issued and pending utility patents. We also own 50 U.S. registered trademarks and 39 common law trademarks. There are currently 30 registered international trademarks and 15 pending international trademarks.

We believe that our success is dependent, to a large extent, on patent protection and the proprietary nature of our technology. We intend to continue to file and prosecute patent applications for our technology in jurisdictions where we believe that patent protection is effective and advisable, generally in the United States and other appropriate jurisdictions.

Notwithstanding the foregoing, patent positions of medical device companies, including our company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application can be denied or significantly reduced either before or after the patent is issued. Consequently, there can be no assurance that any of our pending patent applications will result in an issued patent. There is also no assurance that any existing or future patent will provide significant protection or commercial advantage, or whether any existing or future patent will be circumvented by a more basic patent, thus requiring us to obtain a license to produce and sell the product. Generally, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. In addition, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Therefore, we cannot be certain that we were the first to invent the subject matter covered by each of our pending U.S. patent applications or that we were the first to file non-U.S. patent applications for such subject matter.

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

See Item 3 of this report for additional details on litigation regarding proprietary technology.

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

The laws of foreign countries generally do not protect our proprietary rights to the same extent as do the laws of the United States. In addition, we may experience more difficulty enforcing our proprietary rights in certain foreign jurisdictions.

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

International Regulation

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

In some cases, we rely on our International distributors to obtain regulatory approvals, complete product registrations, comply with clinical trial requirements and complete those steps that are customarily taken in the applicable jurisdictions.

International sales of medical devices manufactured in the United States that are not approved or cleared by the FDA for use in the United States, or are banned or deviate from lawful performance standards, are subject to FDA export requirements. Before exporting such products to a foreign country, we must first comply with the FDA’s regulatory procedures for exporting unapproved devices.

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

Third-party payors who cover the cost of medical products or equipment, in addition to allowing a general charge for the procedure, often maintain lists of exclusive suppliers or approved lists of products deemed to be cost-effective. Authorization from those third-party payors is required prior to using products that are not on these lists as a condition of reimbursement. If our products are not on the approved lists, healthcare providers must determine if the additional cost and effort required in order to obtain prior authorization, and the uncertainty of actually obtaining coverage, is justified by any perceived clinical benefits from using our products.

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

International

Our success in International markets will depend largely upon the availability of reimbursement from the third-party payors through which healthcare providers are paid in those markets. Reimbursement and healthcare payment systems vary significantly by country. The main types of healthcare payment systems are government sponsored healthcare and private insurance. Reimbursement approval must be obtained individually in each country in which our products are marketed. Outside the United States, we generally rely on our distributors to obtain reimbursement approval in the countries in which they will sell our products. There can be no assurance that reimbursement approvals will be received.

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

Employees

As of May 31, 2010, we had 681 full-time employees, including 343 in manufacturing; 83 in research, product development and regulatory approval/quality assurance; 196 in sales and marketing; and 59 in administration. None of our employees are represented by a labor union, and we have never experienced a work stoppage.

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

The markets for interventional devices are highly competitive, and we expect competition to continue to intensify. We may not be able to compete effectively, and we may lose market share to our competitors. Our primary device competitors include: Boston Scientific Corporation; Cook Medical; Navilyst Medical; Cordis Corporation, a subsidiary of Johnson & Johnson, Inc.; C.R. Bard; Medical Components, Inc. or Medcomp; Arrow International, a subsidiary of TeleFlex Medical; Smith’s Medical, a subsidiary of Smiths Group plc; Vascular Solutions; Covidien subsidiaries (Kendall, VNUS, EV3) and Merit Medical (Biosphere Medical). Many of our competitors have substantially greater:

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

Development and sales of our NanoKnife Ablation products are dependent on a number of factors beyond our control, and our inability to successfully complete our research and development, design and marketing strategy with respect to NanoKnife Ablation may adversely affect our business, financial condition and results of operations.

A significant aspect of our growth strategy is the development of our NanoKnife Ablation products. Our NanoKnife Ablation products are currently in development and there can be no guarantee that we will be able to develop and manufacture NanoKnife Ablation products on commercially favorable terms, or at all. NanoKnife Ablation is a developing technology and the inability of NanoKnife Ablation to achieve clinical acceptance could severely limit the sales of NanoKnife Ablation products.

We currently have FDA 510(k) clearance to market NanoKnife Ablation products for soft tissue ablation. If we are not able to secure FDA marketing approval for additional or more specific indications, through 510(k) clearance, pre-market approval or otherwise, our ability to market our NanoKnife Ablation products will be restricted which may have an adverse effect on our business, financial condition and results of operations.

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

On July 29, 2009, we filed a complaint in the United States District Court for the District of Delaware against Vascular Solutions, Inc. (NASDAQ: VASC). The complaint alleges that Vascular Solutions’ Vari-Lase Bright-Tip fiber product line infringes on claims of two AngioDynamics’ patents, US 7,273,478 and US 7,559,329. These patents relate to methods of treating varicose veins using endovenous laser treatments. Vascular Solutions has filed with the U.S. Patent & Trademark Offices, or PTO, requests for inter partes reexamination of the ‘478 and ‘329 patents. The PTO has initiated reexamination of these patents. No final ruling on the merits has been made at this time. Vascular Solutions has denied the allegations of infringement and has counterclaimed for a declaratory judgment that it does not infringe, that the patents are invalid and that the patents are unenforceable as a result of alleged inequitable conduct. If Vascular Solutions is ultimately successful in convincing the PTO or a court that our patents are invalid, we could lose the ability to assert these patents against other third parties.

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

In October 2005, VNUS Medical Technologies filed an action against us, Diomed and another defendant alleging, among other things, that the manufacture, use and sale of our VenaCure products infringed several patents held by VNUS and seeking injunctive relief and compensatory and treble damages, reasonable attorney’s fees, costs and pre-judgment interest. On June 3, 2008, we entered into an agreement with VNUS settling all patent litigation between us and VNUS. Under the terms of the settlement agreement, we paid VNUS approximately $6.8 million and agreed to pay a quarterly royalty on our U.S. sales of our Nevertouch® and VenaCure® and Diomed products from June 1, 2008 until the expiration date of VNUS’ applicable patents. In exchange, VNUS granted us a non-exclusive and non-sublicensable license to VNUS’ applicable patents for use in endovenous laser therapy.

We are dependent on single and limited source suppliers which subjects our business and results of operations to risks of supplier business interruptions.

We currently purchase significant amounts of several key products and product components from single and limited source suppliers and anticipate that we will do so for future products as well. For fiscal 2010, approximately 31% of our product sales were derived from sales of products manufactured for us by third parties. One supplier, Biocompatibles UK Limited, supplies our LC Beads ™ embolization products that accounted for approximately 10% of our net sales for fiscal 2010. Another supplier, Medcomp, currently supplies most of our dialysis catheters. Medcomp products accounted for approximately 8% of our net sales for fiscal 2010. Medcomp also competes with us by selling catheters that we do not purchase from them.

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

We sell the embolization product, LC Bead, pursuant to a Supply and Distribution Agreement with Biocompatibles UK Limited that grants us exclusive distribution rights to the product in the United States. The Agreement was entered into in April 2006 and was amended in October 2007, June 2008, March 2009 and March 2010. Under the Agreement, we are required to purchase certain minimum levels of product from Biocompatibles. The March 2010 Amendment specifies distribution rights until December 31, 2011. During our fiscal 2010, sales of LC Bead accounted for approximately 10% of our net sales. Failure to extend our distribution rights to LC Bead after December 31, 2011 could have an adverse effect on our results of operations.

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

Healthcare policy changes, including recent laws to reform the U.S. healthcare system, may have a material adverse effect on us.

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

We carry a product liability policy with a limit of $10,000,000 per product liability claim and an aggregate policy limit of $10,000,000, subject to deductibles of $250,000 per occurrence and $1,250,000 in the aggregate. We believe, based on claims made against us in the past, our existing product liability insurance coverage is reasonably adequate to protect us from any liabilities we might incur. However, there is no assurance that this coverage will be sufficient to satisfy any claim made against us. In addition, we may not be able to maintain adequate coverage at a reasonable cost and on reasonable terms, if at all. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. Additionally, if one or more product liability claims is brought against us for uninsured liabilities or is in excess of our insurance coverage, our financial condition and results of operations could be negatively impacted. Further, such claims may require us to recall some of our products, which could result in significant costs to us and could divert management’s attention from our business.

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

The FDA and similar governmental authorities in other countries have the authority to order mandatory recall of our products or order their removal from the market if there are material deficiencies or defects in design, manufacture, installation, servicing or labeling of the device, or if the governmental entity finds that our products would cause serious adverse health consequences. A government mandated, voluntary recall or field action by us could occur as a result of component failures, manufacturing errors or design defects, including labeling defects. Any recall of our products may harm our reputation with customers and divert managerial and financial resources.

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

If our employees or agents violate the U.S. Foreign Corrupt Practices Act or anti-bribery laws in other jurisdictions, we may incur fines or penalties, or experience other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws in international jurisdictions which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our sales to customers and distributors outside of the United States have been increasing and we expect them to continue to increase in the future. If our employees or agents violate the provisions of the FCPA or other anti-bribery laws, we may incur fines or penalties, we may be unable to market our products in other countries or we may experience other adverse consequences which could have a material adverse effect on our operating results or financial condition.

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

We conduct our manufacturing and assembly at facilities in Queensbury, New York, Manchester, Georgia, and Cambridge, England. It would be difficult, expensive and time-consuming to transfer resources from one facility to the other, replace, or repair these facilities and our manufacturing equipment if they were significantly affected by a disaster. Additionally, we might be forced to rely on third-party manufacturers or to delay production of our products. Insurance for damage to our properties and the disruption of our business from disasters may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, if one of our principal suppliers were to experience a similar disaster, uninsured loss or under-insured loss, we might not be able to obtain adequate alternative sources of supplies or products or could face significant delays and incur substantial expense in doing so. Any significant uninsured loss, prolonged or repeated disruption, or inability to operate experienced by us or any of our principal suppliers could cause significant harm to our business, financial condition and results of operations.

Our inability to manage our growth or successfully implement our internal reorganization may have an adverse effect on our business, financial condition or results of operations.

Over the past several years we have experienced significant growth. Our inability to manage our growth or our internal reorganization into strategic Business Units, Divisions and Disease State groups could impact our ability to meet our customers’ demands, which could cause future sales to suffer.

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

Our goodwill and intangible assets are subject to potential impairment.

A significant portion of our assets consists of goodwill and intangible assets, the carrying value of which may be reduced if we determine that those assets are impaired. At May 31, 2010, goodwill and intangible assets represented approximately $220 million, or approximately 52% of our total assets.

All of our intangible assets have determinable useful lives and are amortized over their useful lives on either a straight-line basis or over the expected period of benefit or as revenues are earned from the sales of the related products. The underlying assumptions regarding the estimated useful lives of these intangible assets are reviewed quarterly and more often if an event or circumstance occurs making it likely that the carrying value of the assets may not be recoverable and are adjusted through accelerated amortization if necessary.

We review our three reporting segments for potential goodwill impairment in the third fiscal quarter of each year as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in December 2009 indicated no goodwill impairments.

If actual results differ from the assumptions and estimates used in the goodwill and intangible asset calculations, we could incur future (unanticipated) impairment or amortization charges, which could negatively impact our results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We own a manufacturing, administrative, engineering and warehouse facility of approximately 104,000 square feet situated on 18 acres in Queensbury, New York. In fiscal 2003, we financed an expansion of this facility with the proceeds of industrial revenue bonds, and the land and buildings are subject to a first mortgage in favor of a bank. In 2006, we issued taxable adjustable rate notes to finance an expansion of 36,000 square feet to our warehouse and manufacturing facility. See Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for a discussion of these financings. In July 2009, we entered into an agreement to lease, for a ten year period plus 2 five year renewal options, a 52,500 square foot office building in Latham, New York to house our corporate headquarters and certain business operations. We commenced occupancy of the facility in March 2010. The lease commencement date was March 1, 2010. See Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for a discussion of this lease.

We also lease three additional properties. We lease a manufacturing facility of approximately 60,000 square feet located in Manchester, Georgia. This facility also includes office space. Subsequent to May 31, 2010, this lease was extended through April 30, 2013. We lease 14,500 square feet of office and research and development space in Fremont, California. The lease expires in May 2012. Finally, we lease an office and manufacturing facility of approximately 10,000 square feet in the United Kingdom. The lease expires in October 2013.

Item 3.	Legal Proceedings

AngioDynamics v. Vascular Solutions

On July 29, 2009, AngioDynamics filed a complaint in the United States District Court for the District of Delaware against Vascular Solutions, Inc. (NASDAQ: VASC). The complaint alleges that Vascular Solutions’ Vari-Lase Bright-Tip fiber product line infringes on claims of two AngioDynamics’ patents, US 7,273,478 and US 7,559,329. These patents relate to methods of treating varicose veins using endovenous laser treatments. Vascular Solutions has filed with the U.S. Patent & Trademark Offices, or PTO, requests for inter partes reexamination of the ‘478 and ‘329 patents. The PTO has initiated reexamination of these patents. No final ruling on the merits has been made at this time. Vascular Solutions has denied the allegations of infringement and has counterclaimed for a declaratory judgment that it does not infringe, that the patents are invalid and that the patents are unenforceable as a result of alleged inequitable conduct. Vascular Solutions does not seek damages but does seek attorney’s fees and costs of an unspecified amount should it prevail on its counterclaims and defenses. AngioDynamics intends to vigorously pursue its claims and defend against Vascular Solutions’ counterclaims. The case has been transferred to the United States District Court for the District of Minnesota, and is currently in the discovery stage and no ruling has been made on the merits of any claim, defense, or counterclaim.

Diomed v. AngioDynamics and AngioDynamics v. biolitec

On January 6, 2004, Diomed filed an action against us entitled Diomed, Inc. v . AngioDynamics, Inc., et al. , civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleged that we infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure Procedure Kit”) and two diode laser systems (the Precision 980 Laser and the Precision 810 Laser), and by conducting a training program for physicians in the use of the VenaCure Procedure Kit. The complaint alleged that our actions have caused Diomed to suffer substantial damages.

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

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc., in which we are seeking judgment against biolitec for defense and indemnification costs we incurred in the Diomed action and the VNUS action described elsewhere in this report. biolitec has filed counter-claims against us seeking reimbursement of approximately $1.6 million in alleged past defense costs paid by biolitec in one of the settled cases.

On October 26, 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG, et al. In this action, we are asserting claims of tortious interference with contract, piercing the corporate veil, declaratory judgment, fraudulent transfer, and unfair or deceptive business practices against biolitec, Inc., biolitec AG (the corporate parent of biolitec, Inc.), a shareholder of biolitec AG, and an executive of biolitec AG. The defendants have not yet answered, and no counterclaims have been asserted against us to date.

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

On June 3, 2008, we entered into an agreement with VNUS settling all patent litigation between us and VNUS. Under the terms of the settlement agreement, we paid VNUS approximately $6.8 million pretax. Accordingly, we recorded an accrual of $6.8 million as of May 31, 2008. This payment was made in fiscal 2009. In addition, we agreed to pay a quarterly royalty on our U.S. sales of our Nevertouch® , VenaCure® and Diomed products from June 1, 2008 until the expiration date of VNUS’ applicable patents. In exchange, VNUS granted us a non-exclusive and non-sublicenseable license to VNUS’ applicable patents for use in endovenous laser therapy.

We are party to other legal actions that arise in the ordinary course of business. We believe that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business or financial condition, results of operations or cash flow.

Item 4.	Removed and Reserved.

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Johannes C. Keltjens	53	President, Chief Executive Officer and Director
D. Joseph Gersuk	59	Executive Vice President, Chief Financial Officer and Treasurer
William M. Appling	47	Senior Vice President, Technology and Process Engineering
Harold C. Mapes	50	Senior Vice President, Operations
Shawn McCarthy	41	Senior Vice President, General Manager
Stephen J. McGill	49	Senior Vice President, General Manager—International
Lynda Wallace	47	Senior Vice President, Business Development

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

D. Joseph Gersuk became our Senior Vice President, Chief Financial Officer and Treasurer in April 2007 and was named Executive Vice President in July 2007. Since 2005, he has been a Trustee of Ellis Hospital, a 450 bed community hospital in Schenectady, New York, and served as Chairman of the Board of Trustees from June 2006- June 2009. From 2003 to 2005, he was CEO and director of Request Multimedia in Ballston Spa, New York. From 1994 to April 2003, he was Executive Vice President, Chief Financial Officer and Treasurer of MapInfo Corporation, a publicly traded software, data and services company in Troy, New York. Mr. Gersuk, a former officer in the United States Navy, holds a Bachelor of Science degree from the United States Naval Academy and his Master of Business Administration in Finance from American University.

William M. Appling was named Senior Vice President, Technology & Process Engineering in July 2009. Prior to that time he was our Senior Vice President, Advanced Research from August 2008. Previously, he served as our Senior Vice President of Research & Development from July 2007, Vice President, Research since 2002, Vice President, Research and Development since 1996, and in other product development capacities since 1988. Before that, Mr. Appling was a Product Development Engineer with NAMIC from 1986 to 1988 and a Product Development Engineer with the Edwards Division of American Hospital Supply Corporation from 1984 to 1986.

Harold C. Mapes was named Senior Vice President, Operations in August 2008. He served as our Vice President, Operations since 1996 and was our Director of Operations from 1995 to 1996 and Product Development Project Manager from 1992 to 1994. Before joining us, Mr. Mapes held product development and supervisory manufacturing and engineering positions from 1988 to 1992 with Mallinckrodt Medical, a medical device manufacturer. He holds a Bachelor of Science in Mechanical Engineering from Trine University and a Master of Business Administration from the State University of New York at Albany.

Stephen J. McGill has served as Senior Vice President and General Manager of International since November 2009. Mr. McGill has over 27 years of global medical device experience including increasing roles in sales, marketing, operations leadership business development and general management. Mr. McGill was previously with American Medical Systems, where he spent 8 years most recently as Senior Vice President of Global Sales. Prior to American Medical Systems Mr. McGill has held positions with Boston Scientific, Bolton Medical, Stryker and Allergan.

Shawn McCarthy, Senior Vice President/General Manager, joined AngioDynamics in August 2009 bringing extensive global product management, marketing and sales knowledge in important therapeutic areas. Mr. McCarthy has more than 19 years of medical device commercial experience, including the previous ten years at Johnson & Johnson. He began his career at Johnson & Johnson in 1998, as a product director for Cordis Corporation. He has held sales and marketing positions of increasing responsibility, ultimately leading to his most recent role as Vice President of Marketing at Cordis for their Endovascular and Cardiology divisions. Prior to joining Johnson & Johnson, Mr. McCarthy was the Senior Global Product Manager for the Respiratory Division of Sunrise Medical. He earned his Bachelor degree in Economics and Master of Business Administration from Syracuse University.

Lynda Wallace became our Senior Vice President, Business Development in May 2010. Prior to joining AngioDynamics, Ms. Wallace spent 20 years with Johnson & Johnson, most recently as Vice President of the Topical Health Care franchise from 2003 to 2010. She was Vice President of Business Development for the Johnson & Johnson Medical Devices and Diagnostics sector from 2001 to 2003, Vice President of US and Worldwide Marketing for Cordis Endovascular from 1999 to 2001, and Vice President of Business Development for Cordis Corporation from 1997 to 1999. Prior to these positions, Ms. Wallace held a variety of positions in marketing, business development, and operations management at Ortho-Clinical Diagnostics from 1991 to 1997. She holds a Master of Business Administration from the Wharton School of the University of Pennsylvania, and a Bachelor of Arts in Political Philosophy from the University of Delaware.

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

	Sale Price
	High	Low
Year ended May 31, 2010
Fourth Quarter	$17.16	$14.20
Third Quarter	$17.86	$15.26
Second Quarter	$16.24	$12.72
First Quarter	$14.10	$11.12

	Sale Price
	High	Low
Year ended May 31, 2009
Fourth Quarter	$13.88	$9.85
Third Quarter	$13.85	$10.10
Second Quarter	$17.20	$10.73
First Quarter	$16.60	$13.35

As of July 30, 2010, there were 287 record holders of our common stock.

Dividends

We did not declare any cash dividends on our common stock during our last two fiscal years. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Performance Graph

The following graph compares the cumulative total return to shareholders on AngioDynamics, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the NASDAQ Medical Equipment index and the RDG SmallCap Medical Devices index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 5/28/2005 and its relative performance is tracked through 5/31/2010.

	ANGO	Nasdaq Composite	Nasdaq Medical Equipment	RDG SmallCap Medical Devices
5/28/05	100.00	100.00	100.00	100.00
8/27/05	108.73	104.50	108.46	100.61
11/26/05	98.43	107.74	115.14	91.17
2/25/06	124.13	110.08	118.61	96.22
6/3/06	144.09	106.43	112.92	94.15
9/2/06	88.72	107.38	110.04	86.19
12/2/06	103.87	120.37	119.73	90.47
3/3/07	114.27	120.17	125.27	89.82
6/2/07	79.84	129.36	131.13	88.57
8/31/07	95.44	129.58	141.62	93.35
11/30/07	95.19	131.15	154.27	95.87
2/29/08	81.31	112.13	133.41	83.67
5/31/08	75.97	124.31	132.53	84.77
8/31/08	80.58	114.84	134.70	86.58
11/30/08	58.51	75.12	79.60	56.91
2/28/09	58.21	68.23	66.89	45.85
5/31/09	60.18	87.05	84.67	54.39
8/31/09	63.51	99.00	101.84	65.13
11/30/09	76.26	106.05	107.58	68.66
2/28/10	79.74	110.56	121.53	76.08
5/31/10	72.44	111.25	122.23	80.19

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Consolidated Financial Data

You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the fiscal years ended May 31, 2010, May 31, 2009 and May 31, 2008, and the consolidated balance sheet data as of May 31, 2010 and May 31, 2009, are derived from the audited consolidated financial statements that are included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the fiscal years ended June 2, 2007 and June 3, 2006, and the consolidated balance sheet data as of May 31, 2008, June 2, 2007 and June 3, 2006, are derived from our audited consolidated financial statements not included in this annual report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note A of “Notes to Consolidated Financial Statements” for a description of the method that we used to compute our historical basic and diluted net income per share attributable to common stockholders.

	Year ended
	(Amounts in thousands, except per share information)
	May 31, 2010(b)	May 31, 2009(b)	May 31, 2008(b)(d)(e)	June 2, 2007(b)(c)(d)	June 3, 2006
Consolidated Statements of Operations Data:
Net sales	$216,035	$195,054	$166,500	$112,227	$78,451
Cost of sales	89,066	74,989	63,913	46,060	32,930

Gross profit	126,969	120,065	102,587	66,167	45,521

Operating expenses
Research and development	19,275	17,914	14,424	20,555	5,869
Sales and marketing	60,923	57,797	46,047	31,605	21,399
General and administrative	16,437	19,124	15,425	13,172	7,774
Amortization of intangibles	9,463	9,126	6,849	2,350	173
Litigation provisions, net(d)	—	—	3,606	9,710	—

Total operating expenses	106,098	103,961	86,351	77,392	35,215

Operating income (loss)	20,871	16,104	16,236	(11,225)	10,306

Other (expenses) income
Interest income	713	1,559	3,157	4,047	792
Interest expense	(672)	(731)	(1,328)	(308)	(138)
Other (expenses) income	(1,293)	(1,780)	(737)	314	162

Total other (expenses) income, net	(1,252)	(952)	1,092	4,053	816

Income (loss) before income tax provision	19,619	15,152	17,328	(7,172)	11,122
Income tax provision	7,307	5,220	6,439	1,955	4,256

Net income (loss)	$12,312	$9,932	$10,889	$(9,127)	$6,866

Earnings (loss) per share
Basic	$0.50	$0.41	$0.45	$(0.49)	$0.55

Diluted	$0.50	$0.41	$0.45	$(0.49)	$0.53

Weighted average number of shares used in per share calculation:
Basic	24,580,483	24,363,234	24,081,713	18,443,570	12,377,731

Diluted	24,786,841	24,512,670	24,348,960	18,443,570	12,964,574

	As of
	May 31, 2010	May 31, 2009	May 31, 2008	June 2, 2007	June 3, 2006
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities(a)	$100,074	$68,187	$78,290	$73,290	$89,752
Working capital	145,334	118,899	100,548	106,881	111,349
Total assets	423,925	408,703	408,747	383,281	137,000
Non-current liabilities	6,550	6,810	11,700	26,905	2,755
Retained earnings (Accumulated deficit)	27,152	14,840	4,908	(5,981)	3,146
Total stockholders’ equity	391,349	372,194	355,713	335,958	123,438

(a)	Cash, cash equivalents and marketable securities include auction-rate investments of $1,850 at May 31, 2010, May 31, 2009 and May 31, 2008, and $4,475 as of June 2, 2007, respectively and restricted cash of $68, and $1,786, as of May 31, 2008, and June 2, 2007, respectively.

(b)	Fiscal years 2010, 2009, 2008 and 2007 include the impact of stock based compensation expense from our adoption of authoritative guidance for share based payment awards and the impact on operating income was approximately $4.9 million, $5.8 million, $4.9 million and $3.5 million, respectively. The impact on net income was approximately $3.1 million or $0.13 per basic and diluted share for fiscal 2010, $3.7 million or $0.15 per basic and diluted share for fiscal 2009, $3.1 million or $0.13 per basic and diluted share for fiscal 2008, and $2.4 million, or $0.13 per basic and diluted share for fiscal 2007. See Notes A and O to the Consolidated Financial Statements for additional information.

(c)	In January 2007, we acquired RITA Medical Systems, Inc. for approximately $244 million. In connection with the acquisition, we incurred an in-process R&D charge of $12.1 million, or approximately $0.66 per basic and diluted share.

(d)	In fiscal 2007, we accrued $9.7 million for the Diomed patent infringement matter. In fiscal 2008, we accrued $6.8 million for the settlement of the VNUS patent infringement and reversed $3.2 million of the Diomed patent infringement accrual as a result of the settlement of the matter.

(e)	To conform with the fiscal 2010 presentation, fiscal 2009 results include reclassifications made to include strategic business unit management in marketing costs. The reclassifications resulted in an increase in marketing costs and a decrease in general and administrative costs of $1,012,000 in fiscal 2009.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Overview

We are a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD, and local oncology therapy options for treating cancer, including radiofrequency ablation (“RF” or “RFA”) systems and embolization products for treating benign and malignant tumors. In addition, we provide our NanoKnife system for the ablation of soft tissue. We design, develop, manufacture and market a broad line of therapeutic and diagnostic devices that enable interventional physicians (interventional radiologists, vascular surgeons, interventional and surgical oncologists and others) to treat PVD, tumors, and other non-coronary diseases.

Prior to fiscal 2009, we reported our results of operations as a single segment. At the beginning of fiscal 2009, we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of our venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of our dialysis, port and PICC product lines. The Oncology/Surgery segment is comprised of our RFA, embolization, Habib and NanoKnife product lines. Prior periods have been recast for net sales and gross profit for this new reporting structure.

For the past five fiscal years, over 95% of our net sales were from single-use, disposable products. The following table sets forth our aggregate net sales from the following product categories for our last three fiscal years:

	2010		2009		2008
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
	(dollars in thousands)
Peripheral Vascular	$92,163	43%	$83,457	43%	$63,675	38%
Access	66,988	31%	66,812	34%	64,434	39%
Oncology/Surgery	56,884	26%	44,785	23%	38,391	23%

Total	$216,035	100%	$195,054	100%	$166,500	100%

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. As of May 31, 2010, our sales organization numbered 132 in the U.S. and 20 outside the U.S. For fiscal years 2010, 2009 and 2008, net sales in non-U.S markets were 10.7%, 11.1% and 9.5%, respectively. The increase in our net sales outside the U.S. from 2008 to 2009 is primarily as a result of the Diomed acquisition completed in June 2008.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For fiscal 2010, 2009 and 2008, our research and development (“R&D”) expenditures were $19.3 million, $17.9 million and $14.4 million, respectively, and constituted 8.9%, 9.2% and 8.7%, respectively, of net sales. R&D activities include research, product development, intellectual property, and regulatory and clinical affairs. R&D expenditures related to the NanoKnife system projects totaled $7.3 million in 2010 and $6.9 million in 2009, or 3% and 4% of net sales, respectively. We expect that our R&D expenditures will be approximately 9.5% of net sales in fiscal 2011 primarily due to investment in NanoKnife technology and remain in the range of 8 to 10% of net sales thereafter. However, downturns in our business could cause us to reduce our R&D spending.

We are also seeking to grow through selective acquisitions of complementary businesses and technologies. In January 2007, we acquired RITA Medical Systems, Inc. This acquisition created a diversified medical technology company with a broad line of access, diagnostic and therapeutic products that enable interventional physicians and surgeons to treat peripheral vascular disease and cancerous tumors. Interventional oncology is a large and growing area for our existing customer base and RITA’s leadership position, premium products and excellent reputation fit our strategy. RITA had a very strong position in vascular access ports, which are an ideal sales fit with our Morpheus ® CT PICC. In addition, in May 2008 we acquired ablation technology which uses low energy direct current (“LEDC”) electrical pulses which will be complementary to RITA’s diverse offering of local oncology therapies, including its market-leading RFA systems, Habib SealerTM resection devices and LC Beads TM for tumor embolization. We are in the process of commercializing the LEDC technology and recently introduced the NanoKnife generator. In June 2008, we completed the acquisition of certain U.S. and U.K. assets of Diomed, Inc. With this acquisition, we substantially strengthened our position in the market for the treatment of varicose veins. The combination of Diomed endovenous laser products with our existing venous product line provides us with a comprehensive venous product offering. In January 2009, we completed the acquisition of certain assets of FlowMedica, Inc. providing us with the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy.

Except to the extent we can further use our equity securities as acquisition capital, we will require additional equity or debt financing to fund any future significant acquisitions.

For fiscal 2010, approximately 31% of our product sales were derived from products manufactured for us by third parties, as compared with 35% for fiscal 2009 and 27% for fiscal 2008. We intend to manufacture more products in-house to lower product costs and increase profitability. In 2002 and 2006, we expanded our manufacturing facility in Queensbury, New York, to provide us with additional manufacturing capacity and to accommodate additional research, development and administrative requirements. In July 2009, we entered into an agreement to lease a 52,500 square foot office building in Latham, New York to house our corporate headquarters and certain business operations. We commenced occupancy of the facility in March 2010.

Our ability to increase our profitability will depend in large part on improving gross profit margins. Factors such as changes in our product mix, new technologies and unforeseen price pressures may cause our margins to grow at a slower rate than we have anticipated or to decline.

Recent Developments

Distribution Agreement Amendment

We sell the embolization product, LC Bead, pursuant to a Supply and Distribution Agreement with Biocompatibles UK Limited that grants us exclusive distribution rights to the product in the United States. The Agreement was entered into in 2006 and has been amended four times, most recently in March 2010 to extend distribution rights until December 31, 2011.

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

Company Reorganization

Prior to fiscal 2009, we reported our results of operations as a single segment. At the beginning of fiscal 2009, we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of our venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of our dialysis, port and PICC product lines. The Oncology/Surgery segment is comprised of our RFA, embolization, Habib and NanoKnife product lines. Prior periods have been recast for net sales and gross profit for this new reporting structure.

Acquisition of Oncobionic, Inc.

On May 9, 2008, we completed the acquisition of all the issued and outstanding shares of capital stock of Oncobionic, Inc. pursuant to the terms of the Stock Purchase Agreement entered into on October 12, 2006. The closing of the acquisition came as a result of the successful use of low energy direct current ablation technology in the first human clinical trial for the treatment of soft tissue in April 2008.

Under the October 2006 Stock Purchase Agreement, we agreed to pay a total purchase price of $25.4 million, including $400,000 of assumed liabilities. We made payments of $5.0 million upon the execution of the stock purchase agreement in October 2006, $10.0 million on May 9, 2008 upon the closing of the acquisition, $5.0 million in November 2008 and $5.0 million in November 2009.

The Stock Purchase Agreement also provides for future royalty payments due on net sales of any catheter-based products sold by us that incorporate low energy direct current to achieve tissue ablation by inducing irreversible electroporation. We hold a license to such technology under a license agreement with the Regents of the University of California (the “UC License”).

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

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the SEC’s authoritative guidance on revenue recognition which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Decisions relative to criterion (iii) regarding collectibility are based upon our judgments, as discussed under “Accounts Receivable” below, and should conditions change in the future and cause us to determine this criterion is not met; our results of operations may be affected. We recognize revenue, net of sales taxes assessed by any governmental authority, as products are shipped, based on F.O.B. shipping point terms when title and risk of loss passes to customers. We negotiate shipping and credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved by us and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least 12 months remaining prior to its expiration date.

We have chosen to early adopt, effective with the third quarter of fiscal 2010, updated authoritative guidance for revenue recognition relating to the accounting treatment for revenue arrangements that involve more than one deliverable or unit of accounting. At the same time, we also adopted the updated guidance relating to certain revenue arrangements that include software elements. Neither of these had a material effect on our consolidated financial statements.

Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for sales returns and doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we identify. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that the same credit loss rates will be experienced in the future. We write off accounts receivable when they are determined to be uncollectible. For fiscal years 2010, 2009 and 2008, our write offs of accounts receivable have been insignificant.

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of operations. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. As of May 31, 2010, our valuation allowance and net deferred tax asset were approximately $1.2 million and $7.8 million, respectively. The deferred tax asset includes $56.6 million of Federal net operating loss carryforwards and $26.8 million of state net operating loss carryforwards remaining from the RITA acquisition. These losses could be significantly limited under Internal Revenue Code (“IRC”) Section 382. Our analysis of RITA’s ownership changes as defined in IRC Section 382 shows that approximately $13.6 million of remaining Federal net operating losses and $11.8 million of remaining state net operating losses will expire prior to utilization. The gross deferred tax asset related to the net operating losses reflects this limitation.

We need to generate approximately $3 million of taxable income in each year over the next sixteen years to ensure the realizability of our deferred tax assets. We have determined that we have sufficient existing levels of pre-tax earnings to generate sufficient taxable income to realize the net deferred tax assets recorded on our balance sheets.

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

Our Federal net operating loss carryforwards as of May 31, 2010 after considering IRC Section 382 limitations are $43.0 million. The expiration of the Federal net operating loss carryforwards are as follows: $0.3 million in 2011, $26.6 million between 2017 and 2021 and $16.1 million between 2022 and 2026.

Our state net operating loss carryforwards as of May 31, 2010 after considering remaining IRC Section 382 limitations are $15.0 million which expire in various years from 2011 to 2026.

In July 2006, FASB issued authoritative guidance on “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This guidance requires us to recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This guidance was effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted this guidance on June 3, 2007. There was no cumulative effect of the adopting the guidance. Upon adoption, the liability for unrecognized tax benefits was zero.

During the twelve months ended May 31, 2010, we did not recognize any tax liabilities related to uncertain tax positions.

We recognize interest and penalties related to unrecognized tax benefits within our global operations as a component of income tax expense. This accounting policy did not change as a result of the adoption the guidance on tax uncertainties mentioned above. Accrued interest and penalties recognized in the consolidated balance sheet were $0 as of May 31, 2010 and May 31, 2009.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. The Internal Revenue Service (“IRS”) completed an examination of our Federal income tax returns for fiscal years 2006 and 2007 in February 2009 which did not result in a material impact on our results of operations or financial position. Fiscal years 2007 through 2010 remain open to examination by the various tax authorities. We analyzed filing positions in all of the Federal and state jurisdictions where we are required to file income taxes, as well as all open tax years in these jurisdictions and believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments will result in a material adverse effect on our financial condition, results of operations or cash flows.

We do not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

Inventories

Inventories are stated at the lower of cost (at standard cost which approximates the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of May 31, 2010, May 31, 2009 and May 31, 2008, our reserve for excess and obsolete inventory was $2,201,000, $3,074,000 and $3,694,000, respectively.

Property, Plant and Equipment

We state property, plant and equipment at cost, less accumulated depreciation, and depreciate these assets using the straight-line method over their estimated useful lives. We determine this based on our estimates of the period over which the assets will generate revenue. We evaluate these assets for impairment annually or as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable. Any change in condition that would cause us to change our estimate of the useful lives of a group or class of assets may result in an impairment and/or significantly affect depreciation expense on a prospective basis.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Beginning in fiscal 2009 we began reporting three operating segments as opposed to a single segment in prior periods. Our reporting units are consistent with our operating segments and include Peripheral Vascular, Access and Oncology/Surgery. As a result, the carrying value of goodwill was allocated to each of the reporting units on a relative fair value basis. We completed our annual evaluation of goodwill by reporting unit as of December 31, 2009. Our assessment of goodwill impairment indicated that the fair value of each of our reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired. The fair value of Peripheral Vascular, Access and Oncology/Surgery exceeded its carrying value by 26%, 6% and 16%, respectively. The sum of the fair values of the reporting units was reconciled to our current market capitalization (based upon our stock price) plus an estimated control premium of approximately 8% as of December 31, 2009.

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

To determine fair value, we utilized two market-based approaches and an income approach. Under the market-based approaches, we utilized information regarding our own as well as publicly available industry information to determine earnings multiples and sales multiples. Under the income approach, we determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. We determined the discounted cash flow as the best indicator to determine fair value.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Solely for purposes of establishing inputs for the fair value calculations, we assumed that the current economic conditions would continue through fiscal year 2011, followed by a recovery thereafter. In addition, we applied gross margin assumptions consistent with our historical trends at various revenue levels and used an EBITDA exit multiple of 6.0, 6.0 and 7.0 to calculate the terminal value of the Peripheral Vascular, Access and Oncology/Surgery reporting units, respectively, compared to an EBITDA exit multiple of 6.5, 7.0 and 8.0, respectively, used in the prior year. In addition, we used a discount rate of 21%, 15% and 18% to calculate the fair value of our Peripheral Vascular, Access and Oncology/Surgery reporting units, respectively. These discount rates vary from the rates of 19%, 16% and 19%, respectively, used in the prior year.

We test goodwill for impairment during the third quarter of every fiscal year, and when an event occurs or circumstances change such that it is reasonably possible that impairment exists. Even though we determined that there was no goodwill impairment as of December 31, 2009, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require an interim assessment for some or all of the reporting units prior to the next required annual assessment as of December 31, 2010. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. Events that could, in the future, result in impairment include, but are not limited to, sharply declining sales for a significant product or in a significant geographic region.

Since early November 2008, our stock market capitalization has generally been lower than our shareholders’ equity or book value. However, our reporting units have continued to generate significant cash flow from their operations, and we expect that they will continue to do so in 2010 and beyond. Furthermore, given the relatively small difference between our stock price and our book value per share, we believe that a reasonable potential buyer would offer a control premium for our business that would adequately cover the difference between our trading prices and our book value.

Stock-based compensation

We recognize compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to our Stock Purchase Plan based on estimated fair values. We recognize compensation expense for our stock awards on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

For 2010, stock based compensation was $4.9 million pre-tax ($3.1 million after tax, or $0.13 per diluted share). For 2009, stock based compensation was $5.8 million pre-tax ($3.7 million after tax, or $0.15 per diluted share) and was $4.9 million pre-tax ($3.4 million after tax, or $0.14 per diluted share) in 2008.

Under the provisions of the guidance adopted, we expect to recognize the following future expense for awards granted prior to May 31, 2010:

	Unrecognized Compensation Cost	Weighted- Average Remaining Vesting Period (in years)
Stock options	$5,672,473	2.01
Non-vested stock awards	2,879,211	2.92

	$8,551,684	2.27

Unrecognized compensation cost for stock options is presented net of 5.6% assumed annual forfeitures.

The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. Guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 94.4% of our options will vest annually, and we have therefore applied a 5.6% annual forfeiture rate in determining the stock-based compensation charge recorded. We will re-evaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

For the fiscal years ended May 31, 2010, May 31, 2009 and May 31, 2008, we used the Black-Scholes option-pricing model (“Black-Scholes”) as our method of valuation and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share based payment awards on the date of the grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and a risk-free interest rate. The risk-free interest rate is based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.

Prior to fiscal 2009, due to our limited public history, we considered historical volatility and trends within our industry/peer group when estimating expected stock price volatility. Beginning with fiscal 2009, we began to utilize our historical volatility when estimating expected stock price volatility. We use yield rates on U.S. Treasury securities for a period approximating the expected term of the award to estimate the risk-free interest rate. The expected term is determined using the simplified method due to our limited public history. The dividend yield is based on the history and expectation of dividend payments. We have not paid dividends in the past nor do we expect to pay dividends in the foreseeable future. Our historical data includes information from May 27, 2004, the date of our initial public offering.

Results of Operations

Our operating results for fiscal 2010, 2009 and 2008 are expressed as a percentage of total net sales in the following table.

	Years ended
	May 31, 2010	May 31, 2009	May 31, 2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	41.2%	38.4%	38.4%

Gross profit	58.8%	61.6%	61.6%

Operating expenses
Research and development	8.9%	9.2%	8.7%
Sales and marketing	28.2%	29.6%	27.7%
General and administrative	7.6%	9.8%	9.3%
Amortization of intangibles	4.4%	4.7%	4.1%
Litigation provisions, net	0.0%	0.0%	2.2%

Total operating expenses	49.1%	53.3%	51.9%

Operating income (loss)	9.7%	8.3%	9.8%

Other (expenses) income
Interest income	0.3%	0.8%	1.9%
Interest expense	(0.3%)	(0.4%)	(0.8%)
Other (expense) income	(0.6%)	(0.9%)	(0.4%)

Total other (expenses) income, net	(0.6%)	(0.5%)	0.7%

Income (loss) before income tax provision	9.1%	7.8%	10.4%
Income tax provision	3.4%	2.7%	3.9%

Net income (loss)	5.7%	5.1%	6.5%

To conform with the fiscal 2010 presentation, fiscal 2009 results above include reclassifications made to include strategic business unit management in marketing costs. The reclassifications resulted in an increase in marketing costs and a decrease in general and administrative costs of 0.5% in fiscal 2009.

In July 2009, we entered into an agreement to lease, for a ten year period plus 2 five year renewal options, a 52,500 square foot office building in Latham, New York to house our corporate headquarters and certain business operations. We commenced occupancy of the facility in March 2010. The lease provides for annual rent of $857,321 for the first five years and $943,054 for the next five years, plus the payment of customary building operating expenses. The lease commencement date was March 1, 2010.

On January 20, 2009, we entered into an Employment Agreement and Non-Statutory Stock Option Agreement with our then chief executive officer that provided, among other things, for a transition to a new chief executive officer. The transition was completed in the third quarter of fiscal 2009 and the former chief executive officer has not had an operating role with us since February 28, 2009. Accordingly, we recorded a provision in fiscal 2009 of approximately $2.9 million in our general and administrative expenses for all current and future costs associated with the aforementioned Employment Agreement and Non-Statutory Stock Option Agreement and certain costs associated with the recruitment of our new chief executive officer. The accrued liability for the CEO transition on the Balance Sheet was $1 million at May 31, 2009 and $0 on May 31, 2010. The 2009 results also include approximately $600,000 for the write-off of architectural, design and planning costs associated with a project to build an office facility in Queensbury, New York. The project was cancelled upon the decision to lease office space in Latham, New York.

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

For 2010, 2009 and 2008, we were able to use net operating losses (“NOLs”) accumulated by RITA to offset the amount of cash we paid for Federal and state income taxes. The cash benefit amounted to approximately $7.6 million, $6.7 million and $7.3 million for the years ended May 31, 2010, May 31, 2009 and May 31, 2008, respectively. Under purchase accounting rules, we are unable to use acquired NOLs to offset our provision for income taxes in the statements of operations.

Fiscal years ended May 31, 2010 and May 31, 2009

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and returns. Net sales for fiscal 2010 increased by 11%, or $20.9 million, to $216.0 million from $195.1 million in fiscal 2009. The growth in net sales was primarily attributable to increased unit sales of LC Beads, VenaCure EVLT procedure kits, Nanoknife generators and probes, Benephit renal infusion products and RF electrodes, partially offset by a decrease in unit sales of infusion sets.

From a segment perspective, Peripheral Vascular sales increased 10% to $92.1 million from $83.5 million. This increase was driven primarily by increased sales of VenaCure EVLT procedure kits and Benephit renal infusion products. Access sales were $67.0 million, a slight increase from $66.8 million primarily attributable to increased unit sales of dialysis, PICC and port products partially offset by decreased unit sales of infusion sets and a 5% decline in average selling prices of Access products. Oncology/Surgery sales were $56.9 million, an increase of 27% over the prior year results of $44.8 million primarily due to increased unit sales of our LC Beads, Nanoknife generators and probes and RF electrodes. Nanoknife sales totaled $2.5 million in fiscal 2010.

From a geographical perspective, US sales increased $19.5 million or 11% in fiscal 2010 to $192.9 million from $173.4 million a year ago. This increase is primarily attributable to increased unit sales of LC Beads, Venacure EVLT procedure kits, Benephit renal infusion products and Nanoknife generators partially offset by a decrease in unit sales of infusion sets. International sales were $23.1 million in fiscal 2010, up 7% from $21.7 million in fiscal 2009. Increased unit sales of RF electrodes, RF generators and other RF devices comprised the majority of this increase.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales decreased to 58.8% for fiscal 2010 from 61.6% for fiscal 2009. The decrease in gross profit percentage was primarily due to lower average selling prices for Access and Peripheral Vascular products and higher material costs for certain Access products partially offset by higher average selling prices for Oncology/Surgery products.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical and regulatory affairs and our intellectual property. R&D expenses increased by $1.4 million, or 8%, to $19.3 million in fiscal 2010. The increase is primarily due to the cost of development of new Access products and increased spending on clinical activities. As a percentage of net sales, R&D expenses were 8.9% for fiscal 2010, compared with 9.2% for the prior year period. $7.3 million was spent on NanoKnife R&D activities in fiscal 2010. At May 31, 2010, we employed 83 people in R&D activities compared with 81 people at the end of fiscal 2009.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and samples. S&M expenses increased $3.1 million or 5% to $60.9 million in fiscal 2010. This increase is primarily due to increased marketing activities for the Venacure EVLT and Benephit renal infusion products and NanoKnife marketing activities. These increased costs were partially offset by lower spending on marketing programs and trade show activities. As a percentage of net sales, S&M expenses were 28.2% for fiscal 2010, compared with 29.6% for fiscal 2009. $1.9 million was spent on NanoKnife sales and marketing activities in fiscal 2010. At May 31, 2010, we employed 196 people in sales and marketing activities compared with 201 people a year ago.

General and administrative expenses. General and administrative (“G&A”) expenses includes the cost of executive management, finance, accounting, legal, human resources and information technology and the administrative and professional costs associated with those activities. G&A expenses decreased $2.7 million, or 14%, to $16.4 million in fiscal 2010 due to inclusion in the prior year period of $3.7 million of CEO transition costs and the write off of architectural, planning and design costs associated with a cancelled project to build office space in Queensbury, New York, partially offset by increased personnel and other infrastructure costs to support our growth. Exclusive of these costs in the prior year, G&A expenses decreased to 7.6% of net sales in fiscal 2010 as compared to 7.9% in the prior year. This improvement was gained by aggressive cost management. As of May 31, 2010, we employed 59 people in general and administrative activities compared with 56 people a year ago.

Amortization of intangibles. Amortization of intangibles increased $337,000 in fiscal 2010 compared with the prior year, primarily due to amortization of Peripheral Vascular intangibles. Amortization of NanoKnife intangibles was $1.7 million in fiscal 2010.

Operating income. Operating income was $20.9 million and $16.1 million for fiscal 2010 and 2009, respectively. As a percentage of sales, operating income for 2010 was 9.7% compared with 8.3% in the prior year or 10.2%, exclusive of the CEO transition costs.

Other income (expenses). Other income and expenses for fiscal 2010 increased to expense of $1.3 million compared with expense of $1.0 million in the prior year. This increase is primarily attributable to reduced interest income as a result of lower investment rates on cash and marketable securities, partially offset by reduced foreign exchange losses and reduced losses on an interest rate swap.

Income taxes. Our provision for income taxes increased $2.1 million in fiscal 2010, to $7.3 million from $5.2 million in fiscal 2009. Our effective tax rate was 37.2% in fiscal 2010 and 34.5% in fiscal 2009. The reinstatement of the previously expired R&D tax credit reduced our fiscal 2009 effective tax rate by 1.4% which was additive to the 1.7% reduction related to fiscal 2009 R&D credits, amounting to a total effective rate reduction of 3.1% in fiscal 2009. This credit expired again on December 31, 2009 and to date has not been renewed. Accordingly fiscal year 2010 includes the utilization of this credit only until its expiration date which amounted to a reduction in our 2010 effective rate of 1.1%. Additionally during 2010 our non-U.S. pre-tax loss negatively impacted our effective tax rate by 1.1% compared to fiscal year 2009 during which our non-U.S. pre-tax income created an effective tax rate benefit of 1.8%. 2010 federal income tax payments were reduced by $7.6 million through the utilization of net operating losses acquired as a result of the RITA acquisition compared with $6.7 million in 2009.

Net income. For fiscal 2010, we reported net income of $12.3 million, an increase of $2.4 million from net income of $9.9 million in fiscal 2009.

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

From a segment perspective, Peripheral Vascular sales increased 31% to $83.5 million from $63.7 million. $18.9 million of the increase was attributable to increased sales of laser ablation products, including those acquired from Diomed. Laser ablation sales increased from $13.2 million in fiscal 2008 to $32.2 million in fiscal 2009, reflecting the acquisition of Diomed and the integration of the VenaCure EVLT product line. Access sales were $66.8 million, an increase of 4%, primarily attributable to increased unit sales of SmartPort CT. Oncology/Surgery sales were $44.8 million, an increase of 17% over the prior year primarily as a result of strong sales of our embolization product, LC Bead.

From a geographical perspective, US sales increased $22.7 million or 15% in fiscal 2009 to $173.4 million from $150.7 million a year ago. Approximately $12.2 million of this increase was attributable to increased sales of laser ablation products, including those acquired from Diomed. The balance of this increase was primarily attributable to increased unit sales of LC Bead and the SmartPort CT. International sales increased $5.9 million or 37% in fiscal 2009 to $21.7 million from $15.8 million a year ago. Approximately $6.8 million of this increase was attributable to the sales of products acquired from Diomed, offset by decreased sales of our Angiographic catheters, PTA products and RF Ablation devices. NanoKnife products contributed approximately $194,000 in 2009 in the International Oncology/Surgery business segment sales.

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

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products and manage clinical and regulatory affairs and our intellectual property. R&D expenses increased by $3.5 million, or 24%, to $17.9 million in fiscal 2009. The increase is primarily due to increased engineering personnel and other costs to support NanoKnife development and commercialization activities. R&D expenditures for the NanoKnife program totaled $6.9 million in fiscal 2009. As a percentage of net sales, R&D expenses were 9.2% for fiscal 2009, compared with 8.7% for the same prior year period. At May 31, 2009, we employed 81 people in research, development, intellectual property and regulatory activities compared with 54 people a year ago.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and entertainment, attendance at medical society meetings, product promotions and samples. S&M expenses increased $11.7 million or 25% to $57.8 million in fiscal 2009. Sales expenses accounted for $6.6 million of the increase, which represented a 19% increase over the prior year. This is primarily due to personnel expenses and related costs associated with a planned increase in our Peripheral Vascular and Access sales forces with the addition of 19 new sales representatives, personnel hired in the Diomed acquisition and NanoKnife sales activities. Marketing expenses increased approximately $5.1 million, or 50%, over the prior year period, primarily due to NanoKnife marketing activities, increased headcount, costs relating to the Diomed and FlowMedica acquisitions, and additional promotional activities. As a percentage of net sales, S&M expenses were 29.6% for fiscal 2009, compared with 27.7% for the prior year period. $1.0 million was spent on NanoKnife sales and marketing activity in fiscal 2009. At May 31, 2009, we employed 201 people in sales and marketing activities, including 13 hired in the Diomed acquisition, compared with 151 people a year ago.

General and administrative expenses. General and administrative (“G&A”) expenses include executive management, finance and accounting, human resources and information technology and the administrative and professional costs associated with those activities. G&A expenses increased $3.7 million, or 24%, to $19.1 million primarily due to $3.7 million in nonrecurring costs. These nonrecurring costs include transition costs for the CEO position and the write-off of architectural, planning and design costs associated with a cancelled project to build office space in Queensbury, New York. G&A expenses were 9.8% of net sales in fiscal 2009, and 9.3% in fiscal 2008. As of May 31, 2009, we employed 56 people in general and administrative activities, including 5 hired in the Diomed acquisition, compared with 40 people a year ago.

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

Liquidity and Capital Resources

Summary of cash flows (in thousands):

	May 31, 2010	May 31, 2009	May 31, 2008
	(in thousands)
Cash provided by (used in):
Operating activities	$39,959	$19,942	$25,907
Investing activities	(11,777)	(15,699)	(26,194)
Financing activities	2,718	(8,266)	4,014
Effect of exchange rate changes on cash and cash equivalents	(46)	(108)	—

Net change in cash and cash equivalents	$30,854	$(4,131)	$3,727

During the past three years, we have financed our operations primarily through cash flow from operations. At May 31, 2010, $100.1 million or 24% of our assets consisted of cash, cash equivalents and marketable securities. Marketable securities are comprised of U.S. government issued or guaranteed securities, corporate bonds and auction-rate securities. Our current ratio was 6.6 to 1, with net working capital of $145.3 million at May 31, 2010, compared with a current ratio of 5.0 to 1, with net working capital of $118.9 million, at May 31, 2009. At May 31, 2010, total debt was $6.8 million comprised of short and long-term bank debt issued in the financing of our facility expansions in Queensbury, New York compared with total debt of $7.1 million at May 31, 2009 for the same obligations.

We generated cash flow from operations of $40.0 million on net income of $12.3 million for fiscal 2010. Significant non-cash expenses affecting net income included depreciation and amortization of $12.5 million, deferred income tax provision of $5.9 million, and stock-based compensation of $4.9 million. Significant cash provided by operating activities included a decrease in inventories of $8.3 million. The decrease in inventories is primarily due to a successful company-wide inventory reduction program which focused on improved supply chain management. The decrease in inventories was partially offset by increased accounts receivable due to increased revenues.

For fiscal 2010, our investing activities used net cash of $11.8 million. We used cash for the acquisition of intangible assets and businesses of $5.4 million, which was primarily the $5.0 million contractual payment related to the Oncobionic acquisition. Additionally, we made equipment purchases and building improvements totaling $5.0 million, including the furnishing of the new facility in Latham, New York and improvements to the existing facilities in Queensbury, New York and Manchester, Georgia.

Financing activities added net cash of $2.7 million for fiscal 2010. This primarily consists of the proceeds from the exercise of stock options and issuances under the employee stock purchase plan.

In fiscal 2003, we financed an expansion of our headquarters and manufacturing facility with industrial revenue bonds for $3.5 million. To secure this financing, we entered into agreements with local municipalities, a bank, a trustee and a remarketing agent. These agreements are referred to as the IDA agreements. The proceeds of the bonds were advanced as construction occurred. The bonds reprice every seven days and are resold by a Remarketing Agent. The bonds bear interest based on the market rate on the date the bonds are repriced and require quarterly principal payments ranging from $25,000 to $65,000 plus accrued interest through May 2022. We entered into an interest rate swap with a bank to convert the initial variable rate payments to a fixed interest rate of 4.45% per annum. The IDA agreements contain financial covenants relating to fixed charge coverage and interest coverage. The outstanding debt is collateralized by a letter of credit ($2.3 million at May 31, 2010) and a first mortgage on the land, building and equipment representing our facility in Queensbury, New York and we are required to pay an annual fee ranging from 1.0% to 1.9% of the outstanding balance depending on our financial results. The current fee is 1.75% and is in effect until August 24, 2010.

In fiscal 2007, we financed the expansion of our warehouse and manufacturing facility in Queensbury, New York. The expansion was financed principally with taxable adjustable rate notes (the “Notes”) issued by us aggregating $5,000,000. The Notes were issued under a trust agreement by and between us and a bank, as trustee (the “Trustee”). In connection with the issuance of the Notes, we entered into a letter of credit and reimbursement agreement (the “Reimbursement Agreement”) with the Bank that requires the maintenance of a letter of credit to support principal and certain interest payments on the Notes and requires payment of an annual fee on the outstanding balance. The current fee is 1.75% and is in effect until December 2010. We also entered into a remarketing agreement, pursuant to which the remarketing agent is required to use its best efforts to arrange for sales of the Notes in the secondary market. In connection with this financing, we entered into an interest rate swap agreement (the “2006 Swap Agreement”) with the Bank, effective December 2006, with an initial notional amount of $5,000,000, to limit the effect of variability due to interest rates on the rollover of the Notes. The 2006 Swap Agreement is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The 2006 Swap Agreement requires us to pay a fixed rate of 5.06% and receive payments based on 30-day LIBOR repriced every seven days through December 2016. The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Reimbursement Agreement are collateralized by the aforementioned letter of credit and all of our assets. The debt covenants and the collateralization of substantially all of our assets to secure these financings may restrict our ability to obtain debt financing in the future.

In connection with the acquisition of RITA on January 29, 2007, we assumed subordinated Senior Convertible Notes (the “Convertible Notes”) with an aggregate principal amount of $9.7 million. These notes matured and were paid in full during fiscal 2009.

On May 9, 2008, we completed the acquisition of all the issued and outstanding shares of capital stock of Oncobionic, Inc. pursuant to the terms of a stock purchase agreement entered into on October 12, 2006. The closing of the acquisition came as a result of the successful use of low energy direct current ablation technology in the first human clinical trial for the treatment of soft tissue in April 2008. Under the stock purchase agreement, we agreed to pay a total purchase price of $25.4 million, including $400,000 of assumed liabilities. We made a payment of $5.0 million upon the execution of the stock purchase agreement in October 2006. We paid $10.0 million on May 9, 2008 upon the closing of the acquisition, $5.0 million in November 2008, and $5.0 million in November 2009.

On June 17, 2008, we completed the acquisition of certain U.S. assets of Diomed, Inc. and UK assets of Diomed UK Limited, in separate transactions, for an aggregate purchase price of approximately $11.1 million in cash including capitalized acquisition costs. The total of the net tangible assets acquired was $5.5 million. Goodwill recorded as a result of these acquisitions was approximately $1.9 million. Intangibles assets acquired, other than goodwill, totaled approximately $3.7 million.

On January 12,2009, we completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica products. The contingent payment is due within 50 days of the end of our fiscal year ended May 31, 2011.

In July 2009, we entered into an agreement to lease, for a ten year period plus 2 five year renewal options, a 52,500 square foot office building in Latham, New York to house our corporate headquarters and certain business operations. We commenced occupancy of the facility in March 2010. The lease provides for annual rent of $857,321 for the first five years and $943,054 for the next five years, plus the payment of customary building operating expenses. The lease commencement date was March 1, 2010.

In July 2010, we entered into an agreement to extend the lease for our Manchester facility until April 30, 2013. The agreement terms are for an annual rent of $189,560 representing no change from the previous terms.

Our contractual obligations as of May 31, 2010 are set forth in the table below (in thousands). We have no variable interest entities or other off-balance sheet obligations.

	Cash Payments Due By Period as of May 31, 2010
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long term debt and interest	$9,411	$586	$1,199	$1,242	$6,384
Operating Leases(1)	9,206	1,062	1,928	1,738	4,478
Purchase Obligations(1)	29,322	19,024	8,136	2,162	—

	$47,939	$20,672	$11,263	$5,142	$10,862

(1)	The non-cancelable operating leases and inventory purchase obligations are not reflected on our consolidated balance sheet under accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In November 2007, FASB issued authoritative guidance which establishes disclosure requirements for arrangements entered into by companies to collaboratively develop, manufacture, or market products and which also establishes income statement classification of collaboration transactions between the parties. We adopted this guidance effective June 1, 2009 and the adoption had no impact on our consolidated financial statements.

In December 2007, FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired or gain from a bargain purchase; and determines what information to disclose to enable readers of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008 (our 2010 fiscal year) and will be applied prospectively, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this policy which would also apply the provisions of this policy. We adopted this guidance effective June 1, 2009 and the adoption had no impact on our consolidated financial statements.

In December 2007, FASB issued authoritative guidance which establishes accounting and reporting standards that require companies to more clearly identify in the financial statements and disclose the impact of noncontrolling interest in a consolidated subsidiary on the consolidated financial statements. This guidance is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year), and interim periods within those fiscal years. We adopted this guidance effective June 1, 2009 and the adoption had no impact on our consolidated financial statements.

The FASB issued authoritative guidance for fair value measurements in September 2006, which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financials statements. In February 2008, the FASB issued authoritative guidance which deferred the effective date of this guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted this guidance for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis effective June 1, 2009. The adoption of this guidance had no impact on our consolidated financial statements.

In June 2008, the FASB issued guidance to determine whether instruments granted in share-based payment transactions are participating securities. This guidance addresses whether instruments granted in share-based payment transaction are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two class method. This guidance requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. It is effective for calendar-year companies beginning January 1, 2009 (our 2010 fiscal year). We adopted this guidance effective June 1, 2009 and the adoption had no impact on our consolidated financial statements.

In June 2008, the FASB issued authoritative guidance which establishes a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. This guidance determines that warrants which a company issues that contain a strike price adjustment feature results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of this guidance will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. This guidance is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year), and interim periods within those fiscal years. We have adopted this guidance effective June 1, 2009 and the adoption had no impact on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance which provides instruction for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability and for identifying circumstances that indicate a transaction is not orderly. Additionally, the guidance requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value. The guidance is effective for interim and annual periods ending after June 15, 2009 (our 2010 fiscal year) and will be applied prospectively. We have adopted this guidance effective June 1, 2009 and the adoption had no impact on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination This guidance is effective for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our 2010 fiscal year). We adopted this guidance effective June 1, 2009 and the guidance will be applied prospectively.

In April 2009, the FASB issued authoritative guidance which amends the other-than-temporary guidance for debt securities and requires additional interim and annual disclosures of other-than-temporary impairments on debt and equity securities. An other-than-temporary impairment of a debt security shall be considered to have occurred if an entity (1) intends to sell the debt security, (2) more likely than not will be required to sell the security before recovery of its amortized cost basis or (3) does not expect to recover the entire amortized cost basis of the security even if it does not intend to sell the security. Once it is determined than an other-than-temporary impairment has occurred, the policy provides guidance on when to recognize the other-than-temporary impairment in earnings or in other comprehensive income. Depending on which of the above factors(s) caused the impairment to be considerer other –than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The guidance is effective for interim and annual periods ending after June 15, 2009 (our 2010 fiscal year) and is required to be applied retrospectively to existing investments with a cumulative adjustment to retained earnings and prospectively to new investments purchased after the effective date. We have adopted this guidance effective June 1, 2009 and the adoption had no impact on our consolidated financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. As the Codification was not intended to change existing GAAP, it will not have any impact on our consolidated financial statements.

In October 2009, the FASB updated the revenue recognition accounting guidance relating to the accounting treatment for revenue arrangements that involve more than one deliverable or unit of accounting. The updated guidance allows companies to allocate arrangement considerations in multiple deliverable arrangements in a manner that better reflects the economics of the transaction by revising certain thresholds for separation and providing criteria for allocation of revenue among deliverables. The updated guidance is effective for arrangements entered into in fiscal years beginning on or after June 15, 2010 (our 2012 fiscal year), but may be adopted early. We have chosen early adoption effective with the third quarter of our fiscal 2010 year. The adoption had no material effect on our consolidated financial statements.

In October 2009, the FASB updated the accounting guidance relating to certain revenue arrangements that include software elements. The updated guidance clarifies the accounting for products that include both tangible product and software elements. This amendment is effective for fiscal years beginning after June 15, 2010 (our 2012 fiscal year), but companies are required to adopt these amendments in the same period as the amendments relating to revenue arrangements that involve more than one deliverable or unit of accounting. We have therefore adopted the amendment effective with the third quarter of our fiscal 2010 year. The adoption had no material effect on our consolidated financial statements.

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

At May 31, 2010, we maintained variable interest rate financing of $6.8 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with a bank under which we agreed to pay the bank fixed annual interest rate payments of 4.45% and 5.06% and the bank assumed our variable interest payment obligations under the financing.

Nearly all of our sales have historically been denominated in United States dollars. Although not significant, in late fiscal 2007 we began to make sales in other currencies, particularly the Euro, GB pound and Canadian dollar. Approximately 4% of our sales in fiscal 2010 were denominated in currencies other than the US dollar, primarily the Euro and GB pound. We currently have no significant direct foreign currency exchange risk and such risk in the future is expected to be modest.

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

Financial statements and supplementary data required by Part II, Item 8 are included in Part IV of this report as indexed at Item 15 (a) 1 and 2, and are incorporated by reference into this Item 8.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal year ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on its assessment and this criteria, subject to the foregoing, management believes that we maintained effective internal control over financial reporting as of May 31, 2010.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. That report appears on page 61.

Item 9B.	Other Information

None

Part III

Certain information required by Part III is omitted from this annual report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our annual meeting of Stockholders, currently scheduled for October 18, 2010. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

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

(b)	Exhibits

2.1	Master Separation and Distribution Agreement, effective as of May 2004, between E-Z-EM, Inc. and AngioDynamics, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s registration statement on Form S-1/A , filed with the Commission on May 12, 2004).

2.2	Stock Purchase Agreement, dated October 12, 2006, by and between AngioDynamics, Inc., Oncobionic, Inc. and the shareholders of Oncobionic, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q, filed with the Commission on January 11, 2007).

2.3	Agreement and Plan of Merger, dated as of November 27, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4, filed with the Commission on December 8, 2006).

2.4	Amendment No. 1, dated December 7, 2006, to the Agreement and Plan of Merger, dated as of November 27, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to Annex E of the Company’s Registration Statement on Form S-4, filed with the Commission on December 8, 2006).

2.5	Amendment No. 2, dated January 16, 2007, to the Agreement and Plan of Merger, dated as of November 27, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K, filed with the Commission on January 16, 2007).

2.6	Asset Purchase Agreement, dated as of April 9, 2008, by and between Diomed Holdings, Inc. and Diomed, Inc., as sellers and AngioDynamics, Inc., as Buyer (We agree to furnish to the Commission, upon request, a copy of each exhibit to this Asset Purchase Agreement).

2.7	Sale of the Business and Assets of Diomed Limited (in administration), dated April 10, 2008, by and between AngioDynamics, Inc., Diomed Limited (in administration) and Steve Law (as administrator) (We agree to furnish to the Commission, upon request, a copy of each exhibit to this Stock Purchase Agreement).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 7, 2005).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 7, 2005).

4.1	Rights Agreement, dated as of May 26, 2004, between AngioDynamics, Inc. and Registrar & Transfer Company, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s registration statement on Form 8-A, filed with the Commission on October 27, 2004).

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock of AngioDynamics, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K, filed with the Commission on November 28, 2006).

4.3	Trust Indenture, dated as of August 1, 2002, Relating to the Multi-Mode Variable Rate Industrial Development Revenue Bonds, Series 2002 issued by the Counties of Warren and Washington Industrial Development Agency in the aggregate principal amount of $3,500,00 (incorporated by reference to Exhibit 10.12 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

4.4	Counties of Warren and Washington Industrial Development Agency Multi-Mode Variable Rate Industrial Development Revenue Bond—AngioDynamics, Inc. Project—Letter of Credit Secured, Series 2002, having a maturity Date of August 1, 2022 (incorporated by reference to Exhibit 10.14 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

4.5	Except as set forth in Exhibits 4.3 and 4.4 above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted. We agree to furnish to the Commission, upon request, a copy of each instrument with respect to issuances of long term debt of the Company and its subsidiaries.

10.1.1	AngioDynamics, Inc. 1997 Stock Option Plan, as amended by the Board and Shareholders on February 27, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s registration statement on Form S-1, filed on March 5, 2004).

10.1.2	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (incorporated by reference to Appendix B of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Commission on September 9, 2009).

10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Commission on September 9, 2008).

10.3	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 12, 2004).

10.4	Form of Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2005).

10.5	Form of Restricted Stock Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (incorporated by reference to the Company’s current report on Form 8-K, filed with the Commission on May 12, 2005).

10.6	Rita Medical Systems, Inc. 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of Rita Medical Systems registration statement on Form S-1, filed with the Commission on May 3, 2000)

10.7	Horizon Medical Products, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of Horizon Medical Products’ registration statement on From S-1, filed with the Commission on February 13, 1998.

10.8	Rita Medical Systems, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 10.3 of Rita Medical Systems registration statement on Form S-1/A, filed with the Commission on June 14, 2000).

10.9	Rita Medical Systems, Inc. 2000 Directors’ Stock Plan, as amended on June 8, 2005 (incorporated by reference to Exhibit 99.2 of Rita Medical System’s registration statement on Form S-8, filed with the Commission on July 8, 2005).

10.10	Rita Medical Systems, Inc. 2005 Stock and Incentive Plan (incorporated by reference to Exhibit 99.1 of Rita Medical System’s registration statement on Form S-8, filed with the Commission on July 8, 2005).

10.11	Form of Indemnification Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2006).

10.12.1	Form of Severance Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K, filed with the Commission on October 31, 2007).

10.12.2	Form of Severance Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K, filed with the Commission on January 8, 2009).

10.13	Building Loan Agreement, dated as of August 1, 2002, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.10 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.14	Mortgage and Security Agreement, dated as of August 1, 2002, from Counties of Warren and Washington Industrial Development Agency, as Issuer, and AngioDynamics, Inc. to Keybank National Association for the holders of the Issuer’s Multimode Variable Rate Industrial Development Revenue Bonds (incorporated by reference to Exhibit 10.11 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.15	Installment Sale Agreement, dated as of August 1, 2002, by and between Counties of Warren and Washington Industrial Development Agency and AngioDynamics, Inc. (incorporated by reference to Exhibit 10.15 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.16	Reimbursement Agreement, dated as of August 1, 2002, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.16 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.17	First Amendment to the Reimbursement Agreement, dated as of December 29, 2003, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.17 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.18	Note Purchase Agreement, dated as of December 5, 2006, by and between AngioDynamics, Inc. and Keybanc Capital Markets (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed with the Commission on August 14, 2008).

10.19	Reimbursement Agreement, dated as of December 1, 2006, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed with the Commission on August 14, 2008).

10.20	Offer Letter for the Chief Executive Officer, dated January 19, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.21	Change in Control Agreement, by and between AngioDynamics, Inc. and Jan Keltjens, dated January 19, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.22	Non-Statutory Stock Option Agreement, by and between AngioDynamics, Inc. and Jan Keltjens, dated January 19, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.23	Restricted Stock Agreement, by and between AngioDynamics, Inc. and Jan Keltjens, dated January 19, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.24	Employment Agreement, by and between AngioDynamics, Inc. and Eamonn Hobbs, dated January 20, 2009 (incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.25	Consulting Agreement, by and between AngioDynamics, Inc. and Eamonn Hobbs, dated January 20, 2009 (incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.26	Non-Statutory Stock Option Agreement, by and between AngioDynamics, Inc. and Eamonn Hobbs, dated January 20, 2009 (incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2006).

21	Subsidiaries.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AngioDynamics, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AngioDynamics, Inc. and its Subsidiaries at May 31, 2010 and May 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A under Management’s Report on Internal Control over Financial Reporting.

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

PricewaterhouseCoopers LLP

Albany, New York

August 6, 2010

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended
	May 31, 2010	May 31, 2009	May 31, 2008
Net sales	$216,035	$195,054	$166,500
Cost of sales	89,066	74,989	63,913

Gross profit	126,969	120,065	102,587

Operating expenses
Research and development	19,275	17,914	14,424
Sales and marketing	60,923	57,797	46,047
General and administrative	16,437	19,124	15,425
Amortization of intangibles	9,463	9,126	6,849
Litigation provisions, net	—	—	3,606

Total operating expenses	106,098	103,961	86,351

Operating income	20,871	16,104	16,236

Other (expenses) income
Interest income	713	1,559	3,157
Interest expense	(672)	(731)	(1,328)
Other expense	(1,293)	(1,780)	(737)

Total other (expenses) income, net	(1,252)	(952)	1,092

Income before income tax provision	19,619	15,152	17,328
Income tax provision	7,307	5,220	6,439

Net income	$12,312	$9,932	$10,889

Earnings per share
Basic	$0.50	$0.41	$0.45

Diluted	$0.50	$0.41	$0.45

Basic weighted average shares outstanding	24,580	24,363	24,082
Diluted weighted average shares outstanding	24,787	24,513	24,349

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	May 31, 2010	May 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,763	$27,909
Marketable securities, at fair value	41,311	40,278

Total cash, cash equivalents and marketable securities	100,074	68,187
Accounts receivable, net of allowances of $558 and $602, respectively	29,838	27,181
Inventories	29,216	36,928
Deferred income taxes	5,281	9,337
Prepaid expenses and other	6,951	6,965

Total current assets	171,360	148,598
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation	24,193	22,183
OTHER ASSETS	2,557	908
INTANGIBLE ASSETS, less accumulated amortization	58,352	67,770
GOODWILL	161,974	161,974
DEFERRED INCOME TAXES, long term	2,527	4,263
PREPAID ROYALTIES	2,962	3,007

TOTAL ASSETS	$423,925	$408,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$12,044	$13,152
Accrued liabilities	13,722	11,055
Current portion of long-term debt and convertible note	260	265
Other current liabilities, net of discount	—	5,227

Total current liabilities	26,026	29,699
LONG-TERM DEBT, net of current portion	6,550	6,810

Total liabilities	32,576	36,509

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 24,747,145 and 24,428,209 shares, respectively	247	245
Additional paid-in capital	365,344	358,014
Retained earnings	27,152	14,840
Accumulated other comprehensive loss	(1,394)	(905)

Total stockholders’ equity	391,349	372,194

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$423,925	$408,703

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE

INCOME (LOSS)

Years ended May 31, 2010, May 31, 2009, and May 31, 2008

(in thousands, except share data)

	Common Stock		Additional paid in capital	(Accumulated deficit) Retained earnings	Accumulated other comprehensive (loss) income	Total	Comprehensive (loss) income
	Shares	Amount
Balance at June 2, 2007	23,961,750	$240	$341,760	$(5,981)	$(61)	$335,958
Net Income				10,889		10,889	$10,889
Exercise of stock options	245,120	3	3,418			3,421
Tax effect of exercise of stock options			(329)			(329)
Issuance of performance shares	4,385		30			30
Purchase of common stock under Employee Stock Purchase Plan	57,011		817			817
Stock-based compensation			4,902			4,902
Unrealized gain on marketable securities, net of tax of $51					87	87	87
Unrealized loss on interest rate swap, net of tax of $36					(62)	(62)	(62)

Comprehensive income							$10,914

Balance at May 31, 2008	24,268,266	$243	$350,598	$4,908	$(36)	$355,713
Net Income				9,932		9,932	$9,932
Exercise of stock options	63,505	2	681			683
Tax effect of exercise of stock options			(145)			(145)
Issuance of performance shares, net	3,501		(4)			(4)
Purchase of common stock under Employee Stock Purchase Plan	92,937		1,091			1,091
Stock-based compensation			5,793			5,793
Unrealized gain on marketable securities, net of tax of $52					88	88	88
Unrealized loss on interest rate swap, net of tax of $46					(79)	(79)	(79)
Foreign Currency Translation					(878)	(878)	(878)

Comprehensive income							$9,063

Balance at May 31, 2009	24,428,209	$245	$358,014	$14,840	$(905)	$372,194
Net Income				12,312		12,312	$12,312
Exercise of stock options	172,377	1	1,723			1,724
Tax effect of exercise of stock options			(366)			(366)
Issuance of performance shares, net	32,080		(55)			(55)
Purchase of common stock under Employee Stock Purchase Plan	114,479	1	1,152			1,153
Stock-based compensation			4,876			4,876
Unrealized loss on marketable securities, net of tax of $82					(140)	(140)	(140)
Unrealized loss on interest rate swap, net of tax of $3					(5)	(5)	(5)
Foreign Currency Translation					(344)	(344)	(344)

Comprehensive income							$11,823

Balance at May 31, 2010	24,747,145	$247	$365,344	$27,152	$(1,394)	$391,349

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended
	May 31, 2010	May 31, 2009	May 31, 2008
Cash flows from operating activities:
Net income	$12,312	$9,932	$10,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,459	11,813	9,205
Amortization of bond discount	68	242	(336)
Tax effect of exercise of stock options and issuance of performance shares	(529)	(149)	(390)
Deferred income tax provision	5,877	4,267	5,483
Changes in allowance for excess and obsolete inventory	(873)	253	803
Stock based compensation	4,876	5,793	4,902
Imputed interest	153	252	—
Changes in AR allowances	(44)	167	229
Litigation provisions, net	—	(6,757)	3,967
Write off of building planning costs	—	604	—
Unrealized loss from foreign exchange	(301)	—	—
Other	57	93	41
Changes in operating assets and liabilities, net of impact from acquisitions:
Accounts receivable	(2,613)	351	(6,134)
Inventories	8,302	(10,532)	4,172
Prepaid expenses and other	(1,307)	(1,020)	(2,297)
Accounts payable and accrued liabilities	1,522	5,566	2,340
Other long term liabilities	—	—	(7,000)
Income taxes payable	—	(933)	33

Net cash provided by operating activities	39,959	19,942	25,907

Cash flows from investing activities:
Additions to property, plant and equipment	(5,042)	(4,361)	(6,711)
Acquisition of intangible assets and business, net of cash acquired	(5,411)	(17,078)	(18,694)
Change in restricted cash	—	68	1,718
Purchases of marketable securities	(42,436)	(33,982)	(58,699)
Proceeds from sale or maturity of marketable securities	41,112	39,654	56,192

Net cash used in investing activities	(11,777)	(15,699)	(26,194)

Cash flows from financing activities:
Repayment of long-term debt	(265)	(10,040)	(315)
Proceeds from exercise of stock options and ESPP	2,875	1,774	4,238
Tax effect of the exercise of stock options and issuance of performance shares	108	—	91

Net cash provided by (used in) financing activities	2,718	(8,266)	4,014

Effect of exchange rate changes on cash and cash equivalents	(46)	(108)	—

Increase (decrease) in cash and cash equivalents	30,854	(4,131)	3,727
Cash and cash equivalents
Beginning of year	27,909	32,040	28,313

End of year	$58,763	$27,909	$32,040

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Years ended
	May 31, 2010	May 31, 2009	May 31, 2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$452	$612	$661
Income taxes	4,563	2,250	1,782

Supplemental disclosure of non-cash operating, investing and financing activities:
Contractual obligations in acquisition of intangibles and business	$—	$350	$9,625

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010 and May 31, 2009

NOTE A—BASIS OF PRESENTATION, BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Presentation, Business Description and Recent Events

The consolidated financial statements include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, and AngioDynamics UK Limited since June 17, 2008 (collectively, the “Company”). All intercompany balances and transactions have been eliminated. To conform with the fiscal 2010 presentation, fiscal 2009 results include reclassifications made to include the costs of strategic business unit management in marketing costs. The reclassifications resulted in an increase in marketing costs and a decrease in general and administrative costs of $1,012,000 in fiscal 2009. We are primarily engaged in the design, development, manufacture and marketing of medical products used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD, and local oncology therapy options for treating cancer, including radiofrequency ablation, or RFA, systems, NanoKnife Ablation Systems, surgical resection systems and embolization products for treating benign and malignant tumors.

Beginning with fiscal 2009, we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of our venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of our dialysis, ports and PICC product lines. The Oncology/Surgery segment is comprised of our RFA, embolization, Habib and NanoKnife product lines. Our chief operating decision maker evaluates performance based on the reportable segments and utilizes net sales, gross profit and operating income as primary profitability measures. The expenses related to certain shared and corporate activities are allocated to these segments on a percentage of total sales basis or operating expenses basis as deemed appropriate.

We have performed an evaluation of subsequent events through the date the financial statements were issued.

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

FlowMedica, Inc.

On January 12, 2009 we completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica products. Intangible assets acquired totaled approximately $1.3 million and inventory acquired totaled approximately $400,000. (See Note C.)

2. Fiscal Year

Beginning with fiscal 2008, we report on a fiscal year ending May 31. Prior to fiscal 2008, we reported on a fiscal year that concluded on the Saturday nearest to May 31.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

3. Cash and Cash Equivalents

We consider all unrestricted highly liquid investments purchased with an initial maturity of less than three months to be cash equivalents. We maintain cash and cash equivalent balances with financial institutions in the United States in excess of amounts insured by the Federal Deposit Insurance Corporation.

4. Marketable Securities

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and are reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. During both fiscal year 2010 and 2009, we had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.

5. Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for sales returns and doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and a provision for estimated credit losses is maintained based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that the same credit loss rates will be experienced in the future. We write off accounts receivable when they are determined to be uncollectible.

Changes in our allowances for sales returns and doubtful accounts are as follows:

	May 31, 2010	May 31, 2009
	(in thousands)
Beginning balance	$602	$683
Provision for sales returns and doubtful accounts	1,354	167
Write-offs	(1,398)	(248)

Ending Balance	$558	$602

Beginning in fiscal 2010, we include a sales return allowance with the allowance for doubtful accounts. The sales return allowance accounted for $1,286 of the total provision and $1,253 of the total write-offs during fiscal 2010. The allowance for doubtful accounts accounted for $68 of the total provision and $145 of the total write-offs during fiscal 2010.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

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

For goodwill, the evaluation requires a comparison of the estimated fair value of the reporting unit to which the goodwill is assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of the reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge. Our determination of impairment is based on estimates of future cash flows. We test goodwill for impairment during the third quarter of every fiscal year, or more frequently if impairment indicators arise. Events that could, in the future, result in impairment include, but are not limited to, sharply declining sales for a significant product or in a significant geographic region.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Beginning in fiscal 2009 we began reporting three operating segments as opposed to a single segment in prior periods. Our reporting units are consistent with our operating segments and include Peripheral Vascular, Access and Oncology/Surgery. As a result, the carrying value of goodwill was allocated to each of the reporting units on a relative fair value basis. We completed our annual evaluation of goodwill by reporting unit as of December 31, 2009. Our assessment of goodwill impairment indicated that the fair value of each of our reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired. (See Note G.)

9. Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the SEC’s authoritative guidance on revenue recognition which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

Decisions relative to criterion (iii) regarding collectibility are based upon our judgments, as discussed under “Accounts Receivable” above, and should conditions change in the future and cause us to determine this criterion is not met, our results of operations may be affected. We recognize revenue, net of sales taxes assessed by any governmental authority, as products are shipped, based on F.O.B. shipping point terms when title and risk of loss passes to customers. We negotiate shipping and credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved by us and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least 12 months remaining prior to its expiration date.

We have chosen to early adopt, effective with the third quarter of fiscal 2010, updated authoritative guidance for revenue recognition relating to the accounting treatment for revenue arrangements that involve more than one deliverable or unit of accounting. At the same time, we also adopted the updated guidance relating to certain revenue arrangements that include software elements. Neither of these had a material effect on our consolidated financial statements.

10. Research and Development

Research and development costs, including salaries, consulting fees, building costs, utilities, administrative expenses, patent application costs, and an allocation of corporate costs are related to developing new products , enhancing existing products, validating new and enhanced products and managing clinical and regulatory affairs and our intellectual property and are expensed as incurred.

11. Shipping and Handling Costs

Shipping and handling costs, associated with the distribution of finished products to customers, are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer. Amounts charged to customers for shipping are recorded in net sales.

12. Advertising

All costs associated with advertisement are expensed as incurred. Advertising expense, included in sales and marketing expense was $1,281,000, $909,000 and $555,000 for fiscal 2010, 2009 and 2008, respectively.

13. Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets, if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred tax asset includes net operating losses acquired as part of the RITA acquisition. These losses could be significantly limited under Internal Revenue Code (“IRC”) Section 382. An analysis of RITA’s ownership changes as defined in IRC Section 382 shows that approximately $15.8 million (of which $2.1 million had expired as of May 31, 2010) of net operating losses will not be utilized due to limitations. In addition, it is estimated that $11.8 million of state net operating losses will expire prior to utilization. The gross deferred tax asset related to the net operating losses reflects these limitations.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

We intend to reinvest indefinitely any of our unrepatriated foreign earnings as of May 31, 2010. We have not provided for U.S. income taxes on these undistributed earnings of our foreign subsidiaries because we consider such earnings to be reinvested indefinitely outside the United States. If these earnings were distributed, we may be subject to both foreign withholding taxes and U.S. income taxes. Determination of the amount of this unrecognized deferred income tax liability is not practical.

14. Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, short-term and long-term debt and two interest rate swap agreements. The carrying amount of these instruments approximates fair value due to the immediate or short-term maturities and variable interest rates associated with these instruments. The interest rate swap agreements have been recorded at their fair value based on a valuation received from an independent third party (see Note K). Marketable securities are carried at their fair value as determined by quoted market prices.

Effective June 1, 2008, we adopted an accounting policy regarding fair value. Under this policy, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This policy establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The policy describes three levels of inputs that may be used to measure fair value which are provided in the table below. The adoption of this policy had no impact on our financial statements other than the disclosures presented herein.

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include bank time deposits, mutual funds and U.S. Treasury securities that are traded in an active exchange market. Includes money market funds.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Includes US government securities and corporate bonds. When quoted market prices are unobservable, we obtain pricing information from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing vendor are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many fixed income securities do not trade on a daily basis, the methodology of the pricing vendor uses available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The pricing vendor considers all available market observable inputs in determining the evaluation for a security. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2 and primarily comprise our portfolio of corporate and government fixed income securities. Additionally included in Level 2 are interest rate swap agreements which are valued using a mid-market valuation model.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently only includes auction rate securities where independent pricing information was not able to be obtained. Our investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable due to events described in Note A, Marketable Securities. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at both May 31, 2010 and May 31, 2009. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2010
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$9,315	$36,994	$—	$46,309
Marketable securities	—	39,461	1,850	41,311

Total Financial Assets	$9,315	$76,455	$1,850	$87,620

Financial Liabilities
Interest rate swap agreements	$—	$995	$—	$995

Total Financial Liabilities	$—	$995	$—	$995

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2009
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents	$14,538	$999	$—	$15,537
Marketable securities	—	38,428	1,850	40,278

Total Financial Assets	$14,538	$39,427	$1,850	$55,815

Financial Liabilities
Interest rate swap agreements	$—	$917	$—	$917

Total Financial Liabilities	$—	$917	$—	$917

There were no changes in the level 3 fair value instruments during fiscal 2010.

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. The updated guidance is effective for annual and interim reporting periods beginning after December 15, 2009 (our 2011 fiscal first quarter), except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010 (our 2012 fiscal year). We will provide the additional disclosures necessary for Levels 1 and 2 transfers beginning with the report on form 10-Q for our fiscal 2011 first quarter.

15. Derivative Financial Instruments

In March 2008, FASB issued authoritative guidance which is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. This guidance also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for. The guidance is effective for both interim and annual reporting periods beginning after November 15, 2008. We have provided the required disclosures in the May 31, 2010 consolidated financial statements.

We are exposed to market risk due to changes in interest rates. To reduce that risk, we periodically enter into certain derivative financial instruments to hedge its underlying economic exposure. We use derivative instruments as part of our interest rate risk management strategy. The derivative instruments used are fixed-to-floating rate interest rate swaps, which are subject to fair-value and cash flow hedge accounting treatment. We recognized interest expense of $70,000, $378,000 and $308,000 for the 2010, 2009 and 2008 periods, respectively, on the fair value hedge (See Note K).

In accordance with authoritative guidance on Accounting for Derivatives and Hedging Activities, as amended, our 2002 interest rate swap agreement (see Note K) qualifies for hedge accounting under GAAP and the 2006 interest rate swap agreement does not. Both are presented in the consolidated financial statements at their fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of hedged items that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss).

16. Stock-Based Compensation

We recognize compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to our Stock Purchase Plan based on estimated fair values. We recognize compensation expense for our stock awards on a straight-line basis over the substantive vesting period.

The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. Guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 94.4% of our options will vest annually, and we have therefore applied a 5.6% annual forfeiture rate in determining the stock-based

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

compensation charge recorded. We will re-evaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

For the fiscal years ended May 31, 2010, May 31, 2009 and May 31, 2008, we used the Black-Scholes option-pricing model (“Black-Scholes”) as our method of valuation and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share based payment awards on the date of the grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and a risk-free interest rate. The risk-free interest rate is based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.

Prior to fiscal 2009, due to our limited public history, we considered historical volatility and trends within our industry/peer group when estimating expected stock price volatility. Beginning with fiscal 2009, we began to utilize our historical volatility when estimating expected stock price volatility. We use yield rates on U.S. Treasury securities for a period approximating the expected term of the award to estimate the risk-free interest rate. The expected term is determined using the simplified method due to our limited public history. The dividend yield is based on the history and expectation of dividend payments. We have not paid dividends in the past nor do we expect to pay dividends in the foreseeable future. Our historical data includes information from May 27, 2004, the date of our initial public offering.

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

We account for convertible debt (see Note K) using authoritative guidance which indicates that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. For fiscal 2008, shares issuable upon conversion of convertible debt into 414,476 shares of common stock, with a conversion price of $20.41 per share, have been excluded from the calculation of diluted earnings per share, as their inclusion would not be dilutive. The Convertible debt was paid at maturity in fiscal 2009.

Also excluded from the calculation of diluted earnings per common share are options and restricted stock units issued to employees and non-employees to purchase 2,325,215 shares of common stock at May 31, 2010 as their inclusion would not be dilutive. The exercise prices of the excluded securities were between $0 and $53.92 at May 31, 2010. For the period ending May 31, 2009, options and warrants issued to employees and non-employees to purchase 1,389,571 shares of common stock were excluded from the calculation of diluted earnings per common share as their inclusion would not be dilutive. The exercise prices of the excluded securities were between $11.93 and $93.52 at May 31, 2009. For the period ending May 31, 2008, options, warrants and restricted stock units issued to employees and non-employees to purchase 2,481,787, were excluded from the calculation of diluted earnings per common share as their inclusion would not be dilutive. The exercise prices of the excluded securities were between $0 and $196.95 at May 31, 2008.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

The following table sets forth the reconciliation of the weighted-average number of common shares:

	2010	2009	2008
Basic	24,580,483	24,363,234	24,081,713
Effect of dilutive securities	206,358	149,436	267,247

Diluted	24,786,841	24,512,670	24,348,960

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

19. Supplier Concentrations

We are dependent on a third party supplier for our embolization product, LC Bead, which accounted for approximately 10% of our sales in fiscal 2010. We are dependent on a third-party manufacturer for a substantial portion of our dialysis catheters. In fiscal 2010, products purchased from this supplier accounted for approximately 10% of total product purchases and sales of these products accounted for approximately 8% of our sales. We are dependent upon the ability of our suppliers to provide products on a timely basis and on favorable pricing terms. The loss of our principal suppliers or a significant reduction in product availability from these suppliers could have a material adverse effect on us. We believe that our relationships with these suppliers are satisfactory.

20. Recently Issued Accounting Pronouncements

In November 2007, FASB issued authoritative guidance which establishes disclosure requirements for arrangements entered into by companies to collaboratively develop, manufacture, or market products and which also establishes income statement classification of collaboration transactions between the parties. We adopted this guidance effective June 1, 2009 and the adoption had no impact on our consolidated financial statements.

In December 2007, FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired or gain from a bargain purchase; and determines what information to disclose to enable readers of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008 (our 2010 fiscal year) and will be applied prospectively, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this policy which would also apply the provisions of this policy. We adopted this guidance effective June 1, 2009 and the adoption had no impact on our consolidated financial statements.

In December 2007, FASB issued authoritative guidance which establishes accounting and reporting standards that require companies to more clearly identify in the financial statements and disclose the impact of

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

noncontrolling interest in a consolidated subsidiary on the consolidated financial statements. This guidance is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year), and interim periods within those fiscal years. We adopted this guidance effective June 1, 2009 and the adoption had no impact on our consolidated financial statements.

The FASB issued authoritative guidance for fair value measurements in September 2006, which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financials statements. In February 2008, the FASB issued authoritative guidance which deferred the effective date of this guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted this guidance for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis effective June 1, 2009. The adoption of this guidance had no impact on our consolidated financial statements.

In June 2008, the FASB issued guidance to determine whether instruments granted in share-based payment transactions are participating securities. This guidance addresses whether instruments granted in share-based payment transaction are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two class method. This guidance requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. It is effective for calendar-year companies beginning January 1, 2009 (our 2010 fiscal year). We adopted this guidance effective June 1, 2009 and the adoption had no impact on our consolidated financial statements.

In June 2008, the FASB issued authoritative guidance which establishes a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. This guidance determines that warrants which a company issues that contain a strike price adjustment feature results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of this guidance will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. This guidance is effective for fiscal years beginning after December 15, 2008 (our 2010 fiscal year), and interim periods within those fiscal years. We have adopted this guidance effective June 1, 2009 and the adoption had no impact on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance which provides instruction for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability and for identifying circumstances that indicate a transaction is not orderly. Additionally, the guidance requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value. The guidance is effective for interim and annual periods ending after June 15, 2009 (our 2010 fiscal year) and will be applied prospectively. We have adopted this guidance effective June 1, 2009 and the adoption had no impact on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination This guidance is effective for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our 2010 fiscal year). We adopted this guidance effective June 1, 2009 and the guidance will be applied prospectively.

In April 2009, the FASB issued authoritative guidance which amends the other-than-temporary guidance for debt securities and requires additional interim and annual disclosures of other-than-temporary impairments on

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

debt and equity securities. An other-than-temporary impairment of a debt security shall be considered to have occurred if an entity (1) intends to sell the debt security, (2) more likely than not will be required to sell the security before recovery of its amortized cost basis or (3) does not expect to recover the entire amortized cost basis of the security even if it does not intend to sell the security. Once it is determined than an other-than-temporary impairment has occurred, the policy provides guidance on when to recognize the other-than-temporary impairment in earnings or in other comprehensive income. Depending on which of the above factors(s) caused the impairment to be considerer other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The guidance is effective for interim and annual periods ending after June 15, 2009 (our 2010 fiscal year) and is required to be applied retrospectively to existing investments with a cumulative adjustment to retained earnings and prospectively to new investments purchased after the effective date. We have adopted this guidance effective June 1, 2009 and the adoption had no impact on our consolidated financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. As the Codification was not intended to change existing GAAP, it will not have any impact on our consolidated financial statements.

In October 2009, the FASB updated the revenue recognition accounting guidance relating to the accounting treatment for revenue arrangements that involve more than one deliverable or unit of accounting. The updated guidance allows companies to allocate arrangement considerations in multiple deliverable arrangements in a manner that better reflects the economics of the transaction by revising certain thresholds for separation and providing criteria for allocation of revenue among deliverables. The updated guidance is effective for arrangements entered into in fiscal years beginning on or after June 15, 2010 (our 2012 fiscal year), but may be adopted early. We have chosen early adoption effective with the third quarter of our fiscal 2010 year. The adoption had no material effect on our consolidated financial statements.

In October 2009, the FASB updated the accounting guidance relating to certain revenue arrangements that include software elements. The updated guidance clarifies the accounting for products that include both tangible product and software elements. This amendment is effective for fiscal years beginning after June 15, 2010 (our 2012 fiscal year), but companies are required to adopt these amendments in the same period as the amendments relating to revenue arrangements that involve more than one deliverable or unit of accounting. We have therefore adopted the amendment effective with the third quarter of our fiscal 2010 year. The adoption had no material effect on our consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

NOTE B—COMPREHENSIVE INCOME

We record comprehensive income in accordance with authoritative guidance which requires unrealized holding gains or losses on available-for-sale securities and certain derivative instruments, net of tax, and foreign currency translation to be included in accumulated other comprehensive income, as a separate component of stockholders’ equity. The components of comprehensive income, which include unrealized gains and losses on available for sale securities, changes in the fair value of the 2002 interest rate swap (see Note K), and foreign currency translation losses, are detailed in our accompanying consolidated statements of stockholders’ equity and comprehensive income. At May 31, 2010 and May 31, 2009, the components of accumulated other comprehensive loss, net of related tax, are as follows:

	May 31, 2010	May 31, 2009
	(in thousands)
Cumulative loss on interest rate swap	$(207)	$(202)
Unrealized holding gain on marketable securities	35	175
Foreign Currency Translation	(1,222)	(878)

Accumulated other comprehensive loss	$(1,394)	$(905)

NOTE C—ACQUISITIONS

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

Acquisition of Oncobionic, Inc.

On May 9, 2008, we completed the acquisition of all the issued and outstanding shares of capital stock of Oncobionic, Inc. pursuant to the terms of the Stock Purchase Agreement entered into on October 12, 2006. The closing of the acquisition came as a result of the successful use of low energy direct current ablation technology in the first human clinical trial for the treatment of soft tissue in April 2008.

Under the October 2006 Stock Purchase Agreement, we agreed to pay a total purchase price of $25.4 million, including $400,000 of assumed liabilities. We made payments of $5.0 million upon the execution of the stock purchase agreement in October 2006, $10.0 million on May 9, 2008 upon the closing of the acquisition, $5.0 million in November 2008 and $5.0 million in November 2009.

The Stock Purchase Agreement also provides for future royalty payments due on net sales of any catheter-based products sold by us that incorporate low energy direct current to achieve tissue ablation by inducing irreversible electroporation. We hold a license to such technology under a license agreement with the Regents of the University of California (the “UC License”).

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

Acquisition of RITA Medical Systems, Inc.

On January 29, 2007, we completed the acquisition of RITA Medical Systems, Inc., (“RITA”) for a total purchase price of approximately $244 million, comprised of approximately $24 million in cash, 7.9 million shares of our common stock and assumption of outstanding RITA options and other convertible securities. We accounted for the acquisition of RITA as a business combination under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities of RITA were recorded as of the acquisition date, at their respective fair values, and consolidated with those of AngioDynamics. The valuation of the assets and liabilities of RITA required the use of significant assumptions and estimates, including expected future cash flows and the applicable discount rate for the acquired intangibles, Black-Scholes assumptions for the valuation of the exchanged options and warrants and estimates for IRC section 382 limitations for the deferred tax assets. These estimates were based on assumptions that we believed to be reasonable as of the date of the acquisition. During the fiscal year ended May 31, 2009, we benefitted from the tax deduction of costs incurred related to the acquisition of RITA. These deductions resulted in a decrease in taxes payable and an increase in the acquired deferred tax asset and thereby reduced the recorded value of goodwill. This change is reflected below as an adjustment to purchase price allocation.

Balance, May 31, 2008	$162,707
Adjustments to purchase price allocation	(2,602)
Arising from completed business combinations	1,869

Balance, May 31, 2009	$161,974

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

NOTE D—MARKETABLE SECURITIES AND INVESTMENTS

Marketable securities as of May 31, 2010 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$17,174	$14	$(49)	$17,139
Corporate bond securities	24,179	46	(53)	24,172

	$41,353	$60	$(102)	$41,311

Marketable securities as of May 31, 2009 consisted of the following

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$29,592	$113	$(27)	$29,678
Corporate bond securities	10,546	60	(6)	10,600

	$40,138	$173	$(33)	$40,278

The amortized cost and fair value of marketable securities at May 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair Value
	(in thousands)
As of May 31, 2010:
Due in one year or less	$28,377	$28,400
Due after one through five years	6,771	6,705
Due after five through twenty years	6,205	6,206

	$41,353	$41,311

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

NOTE E—INVENTORIES

Inventories consist of the following:

	May 31, 2010	May 31, 2009
	(in thousands)
Raw materials	$11,817	$13,790
Work in process	3,657	4,188
Finished goods	15,943	22,024

Gross Inventories	31,417	40,002
Less: Reserves	(2,201)	(3,074)

Net Inventories	$29,216	$36,928

NOTE F—PROPERTY, PLANT AND EQUIPMENT, AT COST

Property, plant and equipment are summarized as follows:

	Estimated useful lives	May 31, 2010	May 31, 2009
	(in thousands)
Building and building improvements	39 years	$14,652	$14,651
Machinery and equipment	3 to 8 years	15,618	11,890
Computer software and equipment	3 to 5 years	9,101	8,164
Construction in progress		1,167	1,551

		40,538	36,256
Less accumulated depreciation and amortization		(16,704)	(14,432)

		23,834	21,824
Land and land improvements		359	359

		$24,193	$22,183

Depreciation expense for fiscal 2010, 2009 and 2008 was $2,996,000, $2,687,000 and $2,328,000, respectively.

NOTE G—GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested for impairment annually or more frequently if impairment indicators arise. None of our intangible assets have an indefinite life. Intangible assets with determinable useful lives are amortized over their useful lives on either a straight-line basis over the expected period of benefit or as revenues are earned from the sales of the related products. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

For goodwill, the evaluation requires a comparison of the estimated fair value of the reporting unit to which the goodwill is assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of the reporting unit, the

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

carrying value of the reporting unit’s goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge. Our determination of impairment is based on estimates of future cash flows. We test goodwill for impairment during the third quarter of every fiscal year, or more frequently if impairment indicators arise. Events that could, in the future, result in impairment include, but are not limited to, sharply declining sales for a significant product or in a significant geographic region.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Beginning in fiscal 2009 we began reporting three operating segments as opposed to a single segment in prior periods. Our reporting units are consistent with our operating segments and include Peripheral Vascular, Access and Oncology/Surgery. As a result, the carrying value of goodwill was allocated to each of our reporting units on a relative fair value basis. We completed our annual evaluation of goodwill by reporting unit as of December 31, 2009. Our assessment of goodwill impairment indicated that the fair value of each of our reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired. The fair value of Peripheral Vascular, Access and Oncology/Surgery exceeded its carrying value by 26%, 6% and 16%, respectively. The sum of the fair values of the reporting units was reconciled to our current market capitalization (based upon our stock price) plus an estimated control premium of approximately 8% as of December 31, 2009.

To determine fair value, we utilized two market-based approaches and an income approach. Under the market-based approaches, we utilized information regarding our own as well as publicly available industry information to determine earnings multiples and sales multiples. Under the income approach, we determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. We determined the discounted cash flow as the best indicator to determine fair value.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Solely for purposes of establishing inputs for the fair value calculations, we assumed that the current economic conditions would continue through fiscal year 2011, followed by a recovery thereafter. In addition, we applied gross margin assumptions consistent with our historical trends at various revenue levels and used an EBITDA exit multiple of 6.0, 6.0 and 7.0 to calculate the terminal value of the Peripheral Vascular, Access and Oncology/Surgery reporting units, respectively, compared to an EBITDA exit multiple of 6.5, 7.0 and 8.0, respectively, used in the prior year. In addition, we used a discount rate of 21%, 15% and 18% to calculate the fair value of our Peripheral Vascular, Access and Oncology/Surgery reporting units, respectively. These discount rates vary from the rates of 19%, 16% and 19%, respectively, used in the prior year.

Since early November 2008, our stock market capitalization has generally been lower than our shareholders’ equity or book value. However, our reporting units have continued to generate significant cash flow from their operations, and we expect that they will continue to do so in 2010 and beyond. Furthermore, given the relatively small difference between our stock price and our book value per share, we believe that a reasonable potential buyer would offer a control premium for our business that would adequately cover the difference between our trading prices and our book value.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

Goodwill by segment is as follows:

May 31, 2010
Peripheral Vascular	$56,259
Access	51,723
Oncology/Surgery	53,992

$161,974

Even though we determined that there was no goodwill impairment as of December 31, 2009, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require an interim assessment for some or all of the reporting units prior to the next required annual assessment as of December 31, 2010. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

There were no changes in the carrying amount of goodwill for the fiscal year ended May 31, 2010.

Changes in the carrying amount of goodwill for the fiscal year ended May 31, 2009, are as follows (in thousands):

Balance, May 31, 2008	$162,707
Adjustments to purchase price allocation	(2,602)
Arising from completed business combinations	1,869

Balance, May 31, 2009	$161,974

During the fiscal year ended May 31, 2009, we benefitted from the tax deduction of costs incurred related to the acquisition of Rita Medical Systems, Inc. These deductions resulted in a decrease in taxes payable and an increase in the acquired deferred tax asset and thereby reduced the recorded value of goodwill. This change is reflected above as an adjustment to purchase price allocation.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

The balances of intangible assets are as follows:

	May 31, 2010
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Licenses	$6,040	$(2,379)	$3,661	9.2
Customer relationships	31,125	(13,216)	17,909	7.5
Distributor relationships	900	(900)	—	3.0
Trademarks	675	(200)	475	9.2
Product technologies	48,648	(12,341)	36,307	13.5

	$87,388	$(29,036)	$58,352

	May 31, 2009
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Licenses	$5,540	$(1,351)	$4,189	9.9
Customer relationships	31,126	(9,070)	22,056	7.5
Distributor relationships	900	(700)	200	3.0
Trademarks	600	(140)	460	10.0
Product technologies	49,159	(8,294)	40,865	13.5

	$87,325	$(19,555)	$67,770

Amortization expense was $9,463,000, $9,126,000 and $6,849,000, for fiscal 2010, 2009 and 2008, respectively.

Annual amortization of these intangible assets is expected to approximate the following amounts for each of the next five fiscal years (in thousands):

2011	$8,899
2012	8,850
2013	8,084
2014	6,682
2015	4,771

NOTE H—INCOME TAXES

The components of income (loss) before income tax provision are as follows:

	2010	2009	2008
	(in thousands)
Income (loss) before tax provision:
US	$20,330	$13,750	$16,946
Non-US	(711)	1,402	382

	$19,619	$15,152	$17,328

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

Income tax provision analyzed by category and by statement of income classification is summarized as follows:

	2010	2009	2008
	(in thousands)
Current
Federal	$918	$426	$1,348
State and local	456	137	224
Non U.S.	91	273	148

	1,465	836	1,720
Deferred	5,842	4,384	4,719

	$7,307	$5,220	$6,439

The significant components of deferred income tax (benefit) expense from operations for the years ended May 31, 2010, May 31, 2009 and May 31, 2008, consist of the following:

	2010	2009	2008
	(in thousands)
Deferred tax (benefit) expense	$(1,602)	$(2,315)	$(2,628)
Net operating loss carryforward	7,444	6,699	7,347

	$5,842	$4,384	$4,719

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	May 31, 2010	May 31, 2009
	(in thousands)
Deferred tax assets
Capital loss carryforwards	$136	$110
Net operating loss carryforward	15,567	22,982
Federal and state R&D tax credit carryforward	1,280	1,866
AMT credit carryforward	597	599
Expenses incurred not currently deductible	473	873
Unrealized loss on interest rate swap	122	119
Impairment of long-lived assets	184	301
Inventories	761	1,173
Stock-based compensation	4,423	3,872
State tax credits	491	437
Other	358	222

Gross deferred tax asset	24,392	32,554

Deferred tax liabilities
Excess tax over book depreciation and amortization	15,422	17,728
Other	—	55

Gross deferred tax liability	15,422	17,783

Valuation Allowance	(1,162)	(1,171)

Net deferred tax asset	$7,808	$13,600

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

At May 31, 2010, we had approximately $56.6 million of remaining Federal net operating loss carryforwards and $26.8 million of state net operating loss carryforwards (“NOL”) which were generated by an acquired company. These net operating losses are subject to Internal Revenue Code (“IRC”) Section 382 limitations which is expected to significantly limit our ability to utilize these net operating losses on an annual basis. As a result of our IRC Section 382 analysis, it is estimated that approximately $13.6 million of remaining Federal net operating losses and $11.8 million of state net operating losses will expire prior to utilization. The gross deferred income tax asset (“DTA”) related to the NOL reflects these limitations.

We need to generate approximately $3 million of taxable income in each year over the next sixteen years to ensure the realizability of our deferred tax assets. We have determined that we have sufficient existing levels of pre-tax earnings to generate sufficient taxable income to realize the net deferred tax assets recorded on our balance sheets.

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

Our Federal net operating loss carryforwards as of May 31, 2010 after considering IRC Section 382 limitations are $43.0 million. The expiration of the Federal net operating loss carryforwards are as follows: $0.3 million in 2011, $26.6 million between 2017 and 2021 and $16.1 million between 2022 and 2026.

Our state net operating loss carryforwards as of May 31, 2010 after considering remaining IRC Section 382 limitations are $15.0 million which expire in various years from 2011 to 2026.

At May 31, 2010, we had approximately $449,000 of Federal research and development tax credit carryforwards which are subject to IRC Section 382 limitations and begin to expire in 2023. Additionally, at May 31, 2010, we had $1.7 million of state credits, of which $315,000 expire at various dates through 2013 and $1,385,000 which have an unlimited carryforward period.

At May 31, 2010, we had a net deferred income tax asset of $7.8 million, after recording a valuation allowance of $1.2 million. The net change in the valuation allowance was a decrease of $9,000 in 2010 and an increase of $17,000 in 2009. The 2010 decrease relates to the use of fully reserved state tax credits due to a temporary change in state tax law partially offset by capital losses incurred in 2010 which are fully reserved. The 2009 increase relates to fiscal year 2009 capital losses which are fully reserved. The valuation allowance recorded against the deferred tax assets relates to state tax credits and state NOLs that management has estimated will more likely than not expire before they are expected to be utilized.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

Our consolidated income tax provision has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to our income before income taxes for the following reasons:

	2010	2009	2008
	(in thousands)
Income tax provision	$7,307	$5,220	$6,439
Effect of Graduated tax rates	196	152	173
State income taxes, net of Federal tax benefit	(157)	(90)	(52)
Impact of Non US operations	(233)	204	(17)
Tax-exempt interest	15	97	151
Research and development tax credit	226	458	114
Domestic Production Activities deduction	139	—	74
Nondeductible stock-based compensation	(233)	(271)	(311)
Other nondeductible expenses	(408)	(532)	(480)
Overaccrual (underaccrual) of prior year Federal and state taxes	41	—	(26)
Other	(26)	65	—

Income tax provision at statutory tax rate of 35%	$6,867	$5,303	$6,065

In July 2006, the Financial Accounting Standards Board (FASB) issued authoritative guidance on accounting for uncertainty in income taxes, which clarifies the accounting for uncertainty in tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This guidance requires us to recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted this guidance on June 3, 2007. There was no cumulative effect of adoption. Upon adoption, the liability for unrecognized tax benefits was zero.

During the twelve months ended May 31, 2010, we did not recognize any tax liabilities related to uncertain tax positions. Due to our unrecognized tax benefit being zero upon adoption, with no change since adoption, no “tabular reconciliation” of the total amount of unrecognized tax benefits at the beginning and end of the period is being presented.

We recognize interest and penalties related to unrecognized tax benefits within our global operations as a component of income tax expense. This accounting policy did not change as a result of the guidance issued with respect to uncertain tax positions. Accrued interest and penalties recognized in the consolidated balance sheet were $0 as of May 31, 2010 and May 31, 2009.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. The Internal Revenue Service (“IRS”) completed an examination of our federal income tax returns for fiscal years 2006 and 2007 in February 2009 which did not result in a material impact on our results of operations or financial position. Fiscal years 2007 through 2010 remain open to examination by the various tax authorities. We analyzed our filing positions in all of the federal and state jurisdictions where we are required to file income taxes, as well as all open tax years in these jurisdictions and believe that our income tax filings position and deductions will be sustained on audit and do not anticipate any adjustments will result in a material adverse effect on our financial condition, results of operations or cash flows.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

We do not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

NOTE I—PREPAID ROYALTIES

On August 13, 2007, we entered into a Distribution, Manufacturing and Purchase Option Agreement (“the Agreement”) with a company to acquire the exclusive worldwide rights to manufacture and distribute a split tip catheter for the dialysis market we have named Centros™. We also have the option to purchase certain intellectual property associated with these products in the future. We will pay royalties on net sales of the products covered in the Agreement. In accordance with the Agreement, we have prepaid $3.0 million of royalties based upon the achievement of certain milestones. The balance of $2.9 million has been included in the caption “Prepaid Royalties” on the balance sheet as of May 31, 2010 and will be credited against quarterly royalties due subject to certain contractual limitations in the first two years following the initial sale of product. In years 4 through 10 of the contract, certain minimum annual royalties are due.

NOTE J—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	May 31, 2010	May 31, 2009
	(in thousands)
Payroll and related expenses	$8,444	$5,944
Sales and franchise taxes	1,017	1,125
Royalties	1,508	1,143
Fair value of interest rate swap	995	917
Other	1,758	1,926

Total	$13,722	$11,055

NOTE K—LONG-TERM DEBT

Industrial Revenue Bonds

In September 2002, we closed on the financing for the expansion of our headquarters and manufacturing facility in Queensbury, New York. The expansion was financed principally with Industrial Revenue Bonds (the “Bonds”) issued by the Warren and Washington Counties Industrial Development Agency (the “Agency”) aggregating $3,500,000. The Bonds are issued under a Trust Agreement by and between the Agency and a bank, as trustee (the “Trustee”). The proceeds of the Bonds were advanced, as construction occurred, pursuant to a Building Loan Agreement by and among the Agency, the Trustee, a second bank (the “Bank”) and us. The Bonds reprice every seven days and are resold by a Remarketing Agent. The Bonds bear interest based on the market rate on the date the Bonds are repriced and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. In connection with the issuance of the Bonds, we entered into a Letter of Credit and Reimbursement Agreement with the Bank which requires the maintenance of a letter of credit for an initial amount of $3,575,000 to support principal and certain interest payments of the Bonds and requires payment of an annual fee on the outstanding balance ranging from 1% to 1.9%, depending on financial results achieved. The current fee is 1.75% and is in effect until August 24, 2010. We also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent is required to use its best efforts to arrange for sales of such bonds in the secondary market. The Remarketing Agreement provides for the payment of an annual fee of 0.1% of the remaining balance.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Agreement are collateralized by the aforementioned letter of credit and a first mortgage on the land, building and equipment relating to the facility.

We entered into an interest rate swap agreement (the “2002 Swap Agreement”) with the Bank, effective September 2002, with an initial notional amount of $3,500,000 to limit the effect of variability due to interest rates on the rollover of the Bonds. The Swap Agreement, which qualifies for hedge accounting under authoritative guidance, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement requires us to pay a fixed rate of 4.45% and receive payments based on 30-day LIBOR repriced every seven days through May 2022. As of May 31, 2010, May 31, 2009 and May 31, 2008, since the Swap Agreement is classified as a cash flow hedge, the fair value of $327,000, $319,000 and $196,000, respectively, has been recorded as a component of accrued liabilities, and accumulated other comprehensive loss related to the swap agreement is $207,000, $201,000 and $123,000, respectively, net of tax.

We capitalized certain legal and administrative costs incurred in connection with the issuance of the Bonds and are amortizing these costs using the effective interest method over the term of the Bonds. As of May 31, 2010, May 31, 2009 and May 31, 2008, net capitalized bond issuance costs amounted to $69,000, $74,000 and $80,000, respectively, and are recorded as a component of other assets.

Amounts to be paid or received under the Swap Agreement are accrued as interest rates change and are recognized over the life of the Swap Agreement as an adjustment to interest expense.

Taxable Adjustable Rate Notes

In December 2006, we closed on the financing for the expansion of our warehouse and manufacturing facility in Queensbury, New York. The expansion is being financed principally with Taxable Adjustable Rate Notes (the “Notes”) issued by us aggregating $5,000,000, maturing in December 2026. The Notes were issued under a Trust Agreement by and between us and a bank, as trustee (the “Trustee”). The Notes reprice every seven days and are resold by a Remarketing Agent. The Notes bear interest based on the market rate on the date the Notes are repriced and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $55,000. In connection with the issuance of the Notes, we entered into a Letter of Credit and Reimbursement Agreement with the Bank that requires the maintenance of a letter of credit for an initial amount of $5,134,000 to support principal and certain interest payments on the Notes and requires payment of an annual fee on the outstanding balance. The current fee is 1.75% and is in effect until December 2010. We entered into a Remarketing Agreement, pursuant to which the Remarketing Agent is required to use its best efforts to arrange for sales of the Notes in the secondary market. The Remarketing Agreement provides for the payment of an annual fee of 0.1% of the remaining balance.

The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage, interest coverage, and a debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined. Amounts borrowed under the Reimbursement Agreement are collateralized by the aforementioned letter of credit and all our assets.

We entered into an interest rate swap agreement (the “2006 Swap Agreement”) with the Bank, effective December 2006, with an initial notional amount of $5,000,000, to limit the effect of variability due to interest rates on the rollover of the Notes. The 2006 Swap Agreement is a contract to exchange floating interest rate payments for fixed interest payments of 5.06% of the outstanding balance of the Notes over the life of the

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

agreement without the exchange of the underlying notional amounts. Changes to the fair value of the 2006 Swap Agreement are recorded as increases or decreases to interest expense as we did not elect to apply hedge accounting. As of May 31, 2010 and May 31, 2009, the fair value of $668,000 and $599,000, respectively has been recorded as a component of accrued liabilities with a corresponding credit to other income in the consolidated statement of operations.

We capitalized certain legal and bank fees incurred in connection with the issuance of the Notes and are amortizing these costs on a straight-line basis over the term of the Notes. As of May 31, 2010 and May 31, 2009, net capitalized issuance costs related to these Notes amounted to $159,000 and $168,000, respectively, and are recorded as a component of other assets.

Convertible Notes

In connection with the acquisition of RITA on January 29, 2007, we assumed subordinated Senior Convertible Notes of RITA (the “Convertible Notes”) with an aggregate principal amount of $9.7 million. The fair value of the conversion feature of the Convertible Notes of $1.8 million was calculated using the intrinsic value method and recorded in goodwill and stockholders’ equity as part of the purchase price described in Note C. During the year ended May 31, 2009, the Convertible Notes matured and were paid in cash.

Following is a summary of long-term debt at May 31, 2010 (in thousands):

Industrial Revenue Bonds	$6,810
Less: current maturities	(260)

Long-term debt	$6,550

At May 31, 2010, future minimum principal payments on long-term debt were as follows (in thousands):

2011	$260
2012	275
2013	300
2014	325
Thereafter	5,650

$6,810

NOTE L—RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

During 2009 and 2008, we received professional sales training services from an organization in which the principal owner is the spouse of our then President and CEO. Fees and expenses paid for these services totaled $63,000 and $108,000, respectively.

NOTE M—RETIREMENT PLANS

We have a profit-sharing plan under which we make discretionary contributions to eligible employees, and a companion 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by us. Profit-sharing contributions were $1,087,900, $1,009,000 and $948,700, in 2010, 2009 and 2008, respectively. Matching contributions were $706,100, $507,800 and $499,500, in 2010, 2009 and 2008, respectively.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

NOTE N—STOCKHOLDERS’ EQUITY

1. Capitalization

On February 27, 2004, our Board of Directors and the Former Parent, as sole stockholder, approved our Amended and Restated Certificate of Incorporation (the “Amended Certificate”). Under the Amended Certificate, the authorized capital stock is 50,000,000 shares, consisting of 45,000,000 shares of common stock, par value $.01 per share and 5,000,000 shares of preferred stock, par value $.01 per share. Pursuant to the Amended Certificate, (i) each share of voting common stock, $1 par value and (ii) each share of non-voting common stock, $1 par value was reclassified and exchanged into 9,200 shares of issued, fully paid, non-assessable common stock for a total of 9,200,000 shares to be then outstanding.

The holders of common stock are entitled to one vote for each share held. Subject to preferences applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for dividend payments. If we liquidate, dissolve, or wind up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no pre-emptive rights or rights to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that we may designate in the future.

Our board of directors has the authority to (i) issue the undesignated preferred stock in one or more series, (ii) determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly un-issued series of undesignated preferred stock and (iii) fix the number of shares constituting any series and the designation of the series, without any further vote or action by our stockholders.

2. Stock Options

We have two stock-based compensation plans, exclusive of the stock option plans assumed in connection with the acquisition of RITA. These plans provide for the issuance of up to approximately 4.5 million shares of common stock.

1997 Stock Option Plan

In 1997, we adopted a Stock Option Plan (the “1997 Plan”). The 1997 Plan provides for the grant to key employees of both nonqualified stock options and incentive stock options and to members of the Board of Directors and consultants of nonqualified stock options. A total of 1,497,674 shares of our common stock may be issued under the 1997 Plan pursuant to the exercise of options. All stock options must have an exercise price of not less than the fair market value of the shares on the date of grant. Options will be exercisable over a period of time to be designated by the administrators of the 1997 Plan (but not more than 10 years from the date of grant) and will be subject to such other terms and conditions as the administrators may determine. The vesting schedule is subject to the discretion of our Board of Directors. Options are exercisable immediately upon vesting. In addition, all options, whether vested or not, become exercisable in full immediately upon a change of control, as defined under the 1997 Plan. The 1997 Plan terminated in March 2007 and as such, no further options will be granted under this plan.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

2004 Stock and Incentive Award Plan

The 2004 Stock and Incentive Award Plan (the “2004 Plan”) provides for the grant of incentive options to our employees and for the grant of non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to our employees, directors and other service providers. A total of 3,000,000 shares of our common stock have been reserved for issuance under the 2004 Plan, of which up to 800,000 shares may be issued upon the exercise of incentive stock options. The compensation committee of the Board of Directors administers the 2004 Plan. The committee determines vesting terms and the exercise price of options granted under the 2004 Plan, but for all incentive stock options the exercise price must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years.

RITA Stock Option Plans

In connection with the acquisition of RITA, we assumed all outstanding options to acquire RITA common stock (the “RITA Options”). Except for RITA Options that were fully vested due to employee terminations and change-of-control provisions in connection with the completion of the acquisition of RITA, options under these plans maintain their original vesting provisions and generally expire ten years from the original date of grant. We do not anticipate future grants will be made under these plans. As of May 31, 2010, RITA Options to acquire 260,382 shares of our common stock were outstanding, of which RITA Options to acquire 258,042 shares of our common stock were exercisable.

In accordance with the Merger Agreement, the options held by RITA employees became exercisable for shares of our common stock and a fixed cash component payable to the holder at option exercise . Under authoritative guidance on share based payment awards, an exchange of stock-based compensation awards in a combination is treated as a modification. Based upon the fact that the receipt of cash is contingent upon the exercise of the option, and not the vesting of such option, the RITA Options were classified as equity. We calculated the fair value of the RITA options immediately prior to the modification, utilizing fair value assumptions at the time the merger was being contemplated and the fair value of the replacement awards. It was determined there was no incremental compensation cost required to be recognized for either the vested or unvested options.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

Stock Option Activity:

The following schedule summarizes our stock option activity as of and for the years ended May 31, 2010, May 31, 2009 and May 31, 2008:

	2010				2009		2008
	Shares	Weighted- average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	2,809,178	$16.50			2,039,183	$17.82	2,133,662	$17.88
Granted	272,900	$13.89			1,011,050	$13.78	477,510	$18.14
Exercised	(172,377)	$11.41			(63,505)	$12.56	(245,120)	$16.60
Forfeited	(284,894)	$19.73			(176,628)	$19.85	(320,732)	$22.54
Expired	(693)	$30.76			(922)	$19.97	(6,137)	$63.17

Outstanding at end of year	2,624,114	$16.22	4.91	$22,882	2,809,178	$16.50	2,039,183	$17.82

Options exercisable at year-end	1,497,005	$17.24	4.47	$14,518	1,222,951	$17.60	996,282	$16.62

Options expected to vest in future periods	1,046,046	$15.32	5.26	$7,780	1,480,521	$16.52	966,112	$19.43

Weighted-average fair value of options granted during the year		$6.77				$6.63		$8.84

On May 31, 2010, there remained 1,033,710 shares available for granting of options under the 2004 Plan. Options are exercisable into common stock.

All of our options were granted at exercise prices equal to the quoted market price of our common stock at the date of the grants. Options under these grants vest 25% per year over four years for employees and 100% after one year for consultants. Initial grants to directors vest 25% per year over four years and subsequent grants to directors vest 33 1/3 % per year over three years. Options granted prior to May 1, 2007 expire on the tenth anniversary of the grant date. Options granted on or after May 1, 2007, expire on the seventh anniversary of the grant date. The total intrinsic value of options exercised was $862,117, $839,022 and $2,787,000 for the years ended May 31, 2010, May 31, 2009 and May 31, 2008, respectively. We generally issue authorized but unissued shares upon stock option exercises and the settlement of performance share awards and restricted stock units.

The fair value of the options granted under the 1997 and 2004 Plans was estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

	2010	2009	2008
Expected stock price volatility	57.39%	59.49%	53.37%
Risk-free interest rate	2.08%	2.33%	4.20%
Expected life of options	4.64 years	4.26 years	4.6 years

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

The following information applies to options outstanding at May 31, 2010:

Range of exercise prices	Number outstanding	Weighted- average remaining life in years	Weighted -average exercise price	Number Exercisable	Weighted- average exercise price
$2.99 - $ 6.52	40,485	2.25	$5.60	40,485	$5.60
$6.70 - $9.61	18,186	2.27	7.79	18,186	7.79
$10.59 - $12.72	490,071	5.20	11.56	204,396	11.23
$13.18 - $14.97	355,086	5.04	13.48	173,511	13.48
$15.01 - $15.94	486,922	5.44	15.34	147,144	15.40
$16.11 - $17.56	251,763	4.72	16.58	158,780	16.69
$17.68 - $18.96	532,987	4.53	18.07	349,691	18.13
$19.07 - $22.67	177,879	4.85	20.18	141,899	20.17
$23.03 - $29.18	261,117	4.90	24.62	253,295	24.65
$30.40 - $53.92	9,618	1.43	46.47	9,618	46.47

	2,624,114	4.91	$16.22	1,497,005	$17.24

3. Performance Share and Restricted Stock Unit Awards

We grant restricted stock units and performance share awards to certain employees under the 2004 Plan. The performance criteria is established by the compensation committee for vesting of the performance share awards and may include factors such as the achievement of certain sales, operating income and earnings per share (“EPS”) goals. Performance share awards are subject to additional conditions, including the recipient’s continued employment with us. The restricted stock unit awards vest in equal annual installments over the term of the grants. Unvested restricted stock unit awards will be forfeited if the recipient ceases to be employed by us, competes with our business or otherwise engages in activities detrimental to our business before such date. The performance share awards and restricted stock units settle in shares of our common stock on a one-for-one basis.

We value performance share and restricted stock unit awards based on the closing trading value of our shares on the date of grant. We recognize the compensation cost related to our non-vested stock awards ratably over the requisite service period, or over the performance period when performance award metrics are expected to be achieved, which is consistent with the treatment prior to the adoption of authoritative guidance on share based payment awards.

	Non-Vested Stock Award Units	Weighted Average Grant-Date Fair Value
Balance as of May 31, 2009	184,327	$12.78
Granted	203,550	13.37
Cancelled	(50,730)	13.00
Vested	(47,347)	14.07

Balance as of May 31, 2010	289,800	12.78

The total fair value of restricted stock awards vesting was $733,000, $64,900 and $85,900, for the years ended May 31, 2010, May 31, 2009 and May 31, 2008, respectively.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

4. Unrecognized Compensation Cost:

Under the provisions of authoritative guidance on share based payment awards, we expect to recognize the following future expense for awards outstanding as of May 31, 2010:

	Unrecognized Compensation Cost	Weighted Average Remaining Vesting Period (in years)
Stock Options	$5,672,473	2.01
Non-vested stock awards	2,879,211	2.92

	$8,551,684	2.27

Unrecognized compensation cost for stock options is presented net of 5.6% assumed annual forfeitures.

5. Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides a means by which our employees (the “participants”) are given an opportunity to purchase our common stock through payroll deductions. The maximum number of shares to be offered under the Stock Purchase Plan is 400,000 shares of our common stock, subject to any increase authorized by the Board of Directors. Shares are offered through two purchase periods, each with duration of approximately 6 months, commencing on the first business day of the first and third fiscal quarters. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of our stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the Board of Directors. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.

We use the Black-Scholes option-pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognize expense related to shares purchased ratably over the offering period.

For the years ended May 31, 2010, May 31, 2009 and May 31, 2008, 114,479, 92,937 and 57,011, shares, respectively, were issued at an average price of $10.09, $11.75 and $14.33, respectively, under the Stock Purchase Plan. As of May 31, 2010, 70,005 shares remained available for future purchases under the Stock Purchase Plan.

6. Warrants

In connection with the acquisition of RITA, we assumed warrants to acquire 2,727,270 RITA shares, which, following the completion of the acquisition became exercisable for approximately 469,636 shares of our common stock at an average price of $20.24 per share, net of the cash component. These warrants expired unexercised in November 2009. The aggregate fair value with respect to the warrants of approximately $4.5 million was recorded as part of the purchase price using fair values determined under the Black-Scholes valuation model.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

NOTE O—STOCK-BASED COMPENSATION

We adopted authoritative guidance for share based payment awards using the modified prospective transition method which requires the application of the guidance as of June 4, 2006, the first day of our 2007 fiscal year. Our consolidated financial statements as of and for the years ended May 31, 2010, May 31, 2009 and May 31, 2008, reflect the impact of the application of this guidance. In accordance with the modified prospective transition method, our consolidated financial statements have not been restated to include the impact of such application. Stock-based compensation expense recognized under this method for the years ended May 31, 2010, May 31, 2009 and May 31, 2008, was $3,124,300, net of income taxes of $1,788,700, $3,662,000, net of income taxes of $2,129,000 and $3,421,000, net of income taxes of $1,478,000, respectively.

The following table summarizes stock-based compensation in accordance with authoritative guidance on share based payment awards for the years ended May 31, 2010, May 31, 2009 and May 31, 2008, which was allocated as follows :

	May 31, 2010	May 31, 2009	May 31, 2008
	(In thousands)
Cost of sales	$465	$582	$645

Research and development	809	796	737
Sales and marketing	1,826	1,601	1,540
General and administrative	1,813	2,812	1,977

Stock based compensation expense included in operating expenses	4,448	5,209	4,254

Total stock based compensation	4,913	5,791	4,899
Tax benefit	1,789	2,129	1,478

Stock based compensation expense, net of tax	$3,124	$3,662	$3,421

NOTE P—ASSET PURCHASE AGREEMENTS

Medron, Inc.

On May 1, 2006, we entered into an Asset Purchase Agreement (the “Agreement”) with Medron, Inc. to acquire the rights, titles, and interests in, and to, Patent Pending Technology for purposes of manufacturing, marketing, and selling proprietary Vascular Access Ports, following administrative approval. As of May 31, 2010, we have paid $5.5 million in accordance with the Agreement. That amount, net of accumulated amortization, has been included on the balance sheet under the caption “Intangible assets” and is being amortized on a straight line basis over the expected useful life of the assets. A potential future payment of $2.5 million is due upon issuance (within 10 years of the effective date of the Agreement) of a U.S. patent claiming priority to the Patent Application, or any issuance of a patent to us within 10 years of the effective date of the Agreement in which the original owners are the inventors.

Nevertouch®

On August 20, 2007, we entered into an agreement to acquire all technology rights, including patent rights to the NeverTouch technology (the “Agreement”). As of May 31, 2010, we have made payments of approximately $3.0 million which have been recorded on the balance sheet, net of accumulated amortization, under “Intangible assets” and are being amortized on a straight line basis over the expected useful life of the asset.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

NOTE Q—COMMITMENTS AND CONTINGENCIES

Leases

We are committed under non-cancelable operating leases for facilities and equipment. During fiscal 2010, 2009 and 2008, aggregate rental costs under all operating leases were approximately $2,583,000, $2,367,000 and $1,553,000, respectively. Future annual payments under non-cancelable operating leases in the aggregate, of which one includes an escalation clause, with initial remaining terms of more than one year at May 31, 2010, are summarized as follows (in thousands):

2011	$1,061
2012	1,057
2013	872
2014	859
2015 +	5,358

$9,207

Litigation Matters

AngioDynamics v. Vascular Solutions

On July 29, 2009, AngioDynamics filed a complaint in the United States District Court for the District of Delaware against Vascular Solutions, Inc. (NASDAQ: VASC). The complaint alleges that Vascular Solutions’ Vari-Lase Bright-Tip fiber product line infringes on claims of two AngioDynamics’ patents, US 7,273,478 and US 7,559,329. These patents relate to methods of treating varicose veins using endovenous laser treatments. Vascular Solutions has filed with the U.S. Patent & Trademark Offices, or PTO, requests for inter partes reexamination of the ‘478 and ‘329 patents. The PTO has initiated reexamination of these patents. No final ruling on the merits has been made at this time. Vascular Solutions has denied the allegations of infringement and has counterclaimed for a declaratory judgment that it does not infringe, that the patents are invalid and that the patents are unenforceable as a result of alleged inequitable conduct. Vascular Solutions does not seek damages but does seek attorney’s fees and costs of an unspecified amount should it prevail on its counterclaims and defenses. AngioDynamics intends to vigorously pursue its claims and defend against Vascular Solutions’ counterclaims. The case has been transferred to the United States District Court for the District of Minnesota, and is currently in the discovery stage and no ruling has been made on the merits of any claim, defense, or counterclaim.

Diomed v. AngioDynamics and AngioDynamics v. biolitec

On January 6, 2004, Diomed filed an action against us entitled Diomed, Inc. v. AngioDynamics, Inc., et al. , civil action no. 04 10019 RGS in the U.S. District Court for the District of Massachusetts. Diomed’s complaint alleged that we infringed on Diomed’s U.S. patent no. 6,398,777 by selling a kit for the treatment of varicose veins (now called the “VenaCure Procedure Kit”) and two diode laser systems (the Precision 980 Laser and the Precision 810 Laser), and by conducting a training program for physicians in the use of the VenaCure Procedure Kit. The complaint alleged that our actions have caused Diomed to suffer substantial damages.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

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

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc., in which we are seeking judgment against biolitec for defense and indemnification costs we incurred in the Diomed action and the VNUS action described elsewhere in this report. biolitec has filed counter-claims against us seeking reimbursement of approximately $1.6 million in alleged past defense costs paid by biolitec in one of the settled cases.

On October 26, 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG, et al. In this action, we are asserting claims of tortious interference with contract, piercing the corporate veil, declaratory judgment, fraudulent transfer, and unfair or deceptive business practices against biolitec, Inc., biolitec AG (the corporate parent of biolitec, Inc.), a shareholder of biolitec AG, and an executive of biolitec AG. The defendants have not yet answered, and no counterclaims have been asserted against us to date.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

On June 3, 2008, we entered into an agreement with VNUS settling all patent litigation between us and VNUS. Under the terms of the settlement agreement, we paid VNUS approximately $6.8 million pretax. Accordingly, we recorded an accrual of $6.8 million as of May 31, 2008. This payment was made in fiscal 2009. In addition, we agreed to pay a quarterly royalty on our U.S. sales of our Nevertouch® , VenaCure® and Diomed products from June 1, 2008 until the expiration date of VNUS’ applicable patents. In exchange, VNUS granted us a non-exclusive and non-sublicenseable license to VNUS’ applicable patents for use in endovenous laser therapy.

We are party to other legal actions that arise in the ordinary course of business. We believe that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business or financial condition, results of operations or cash flow.

Future Purchase Obligations

On October 17, 2005, we entered into a Supply and Distribution Rights Agreement (the “Agreement”) with Bioniche Pharma Group Limited (“Bioniche”). We were appointed the exclusive distributor in the Field, as defined in the Agreement, in the United States of Bioniche’s sodium tetradecyl sulfate product in concentrations of 1% and 3%, brand name “Sotradecol™” (“Product”). Sotradecol is indicated in the treatment of small uncomplicated varicose veins of the lower extremities that show simple dilation with competent valves. The Agreement was amended and restated during fiscal 2010 and expires on June 30, 2012. Future obligations under the agreement are as follows:

•

We agreed to purchase a minimum of 120,000 units of Product for fiscal year 2011 and 80,000 units of Product for each of the remaining years of the contract though the expiration date (June 30, 2012). We met our purchase commitment for the year ended June 30, 2010. Failure to make certain minimum annual purchases in any two consecutive contract years, unless cured as provided in the Agreement, may result in a loss of exclusive rights under the Agreement.

We have also entered into other commitments for future minimum inventory purchases related to several core products. Total future purchase obligations for fiscal years ending May 31 are as follows: $19.0 million in 2011, $6.2 million in 2012, $1.9 million in 2013, and $2.2 million in 2014.

NOTE R—SEGMENTS AND GEOGRAPHIC INFORMATION

Segment information

Prior to fiscal 2009, we reported our results of operations as a single segment. At the beginning of fiscal 2009, we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. The Peripheral Vascular segment is comprised of our venous, angiographic, PTA, drainage and thrombolytic product lines. The Access segment is comprised of our dialysis, port and PICC product lines. The Oncology/Surgery segment is comprised of our RFA, embolization, Habib and NanoKnife product lines.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

Selected information by reportable segment is presented in the following tables (in thousands):

	Year Ended			As a Percentage of Net Sales Year Ended
	May 31, 2010	May 31, 2009	May 31, 2008	May 31, 2010	May 31, 2009	May 31, 2008
Net sales
Peripheral Vascular	$92,163	$83,457	$63,675
Access	66,988	66,812	64,434
Oncology/Surgery	56,884	44,785	38,391

Total	$216,035	$195,054	$166,500

Gross profit
Peripheral Vascular	$52,284	$48,717	$35,924	56.7%	58.4%	56.4%
Access	38,394	40,419	38,295	57.3%	60.5%	59.4%
Oncology/Surgery	36,291	30,929	28,368	63.8%	69.1%	73.9%

Total	$126,969	$120,065	$102,587	58.8%	61.6%	61.6%

Operating income (expense)
Peripheral Vascular	$12,312	$10,605		13.4%	12.7%
Access	8,281	10,263		12.4%	15.4%
Oncology/Surgery	278	(4,764)		0.5%	(10.6%)

Total	$20,871	$16,104		9.7%	8.3%

Total assets
Peripheral Vascular	$134,023	$125,155
Access	147,581	138,270
Oncology/Surgery	142,321	145,278

Total	$423,925	$408,703

The results for fiscal year ended May 31, 2008 have been presented to reflect the three reportable segments for net sales and gross profit. Operating income and total assets for 2008 have not been previously disclosed as it is impracticable to do so.

In accordance with authoritative guidance on disclosures about segments, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of our reportable segments. Our chief operating decision maker evaluates performance based on the reportable segments and utilizes net sales, gross profit and operating income as primary profitability measures. The expenses related to certain shared and corporate activities are allocated to these segments on a percentage of total sales basis or operating expense basis as deemed appropriate.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010 and May 31, 2009

Geographic information

Total sales for geographic areas are summarized below (in thousands):

	Year ended
	May 31, 2010	May 31, 2009	May 31, 2008
Net Sales by Geography
United States	$192,933	$173,406	$150,643
International	23,102	21,648	15,857

Total	$216,035	$195,054	$166,500

We market our products internationally through a direct sales force and independent distributors. The international distributors may also distribute competitive products under certain circumstances. The international distributors also play an important role in our clinical testing outside of the United States. The loss of any international distributor would not have a material adverse effect on our business if a new distributor, sales representative or other suitable sales organization could not be found on a timely basis. For fiscal years 2010, 2009 and 2008, International sales as a percentage of total net sales were 10.7%, 11.1% and 9.5% respectively. Sales to any one country outside the U.S. did not comprise a material portion of our net sales in any of the last three fiscal years.

NOTE S—QUARTERLY INFORMATION

Quarterly results of operations during 2010 and 2009 are as follows:

	2010
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$50,092	$53,459	$52,207	$60,277
Gross profit	30,132	31,607	30,273	34,957
Net income	2,111	3,129	3,333	3,739
Earnings per common share
Basic	0.09	0.13	0.14	0.15
Diluted	0.09	0.13	0.13	0.15

	2009
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$44,323	$48,464	$49,447	$52,820
Gross profit	27,457	29,693	30,222	32,693
Net income	2,211	2,907	1,912	2,902
Earnings per common share
Basic	0.09	0.12	0.08	0.12
Diluted	0.09	0.12	0.08	0.12

The data in the schedules above has been intentionally rounded to the nearest thousand and therefore the quarterly amounts may not sum to the fiscal year to date amounts.

AngioDynamics, Inc. and Subsidiaries

	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
	(in thousands)
Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to Other Accounts- describe		Deductions- describe		Balance at End of Period
Year Ended May 31, 2008
Allowance for inventory obsolescence	$2,760	$984	$131	(c)	$(181	)(b)	$3,694
Allowance for deferred tax asset	2,217	—	—		(1,063	)(d)	1,154
Allowance for doubtful accounts	1,207	229	(61	)(c)	(692	)(a)	683

Totals	$6,184	$1,213	$70		$(1,936)		$5,531

Year Ended May 31, 2009
Allowance for inventory obsolescence	$3,694	$253	$—		$(873)	(b)	$3,074
Allowance for deferred tax asset	1,154	17	—		—		1,171
Allowance for doubtful accounts	683	167	—		(248)	(a)	602

Totals	$5,531	$437	$—		$(1,121)		$4,847

Year Ended May 31, 2010
Allowance for inventory obsolescence	$3,074	$930	$—		$(1,803	)(b)	$2,201
Allowance for deferred tax asset	1,171	25	—		(34)		1,162
Allowance for sales returns and doubtful accounts	602	1,354	—		(1,398	)(e)	558

Totals	$4,847	$2,309	$—		$(3,235)		$3,921

(a)	Previously reserved accounts written off as uncollectible.
(b)	Writeoffs of obsolete or expired inventory.
(c)	Assumed in acquisition.
(d)	Purchase accounting adjustments and use of fully reserved capital loss carryforwards.
(e)	Previously reserved sales returns and accounts written off as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.

Date:	August 6, 2010	By:	/s/ VINCENT BUCCI
Vincent Bucci, Chairman of the Board, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 6, 2010	/s/ VINCENT BUCCI
Vincent Bucci,
Chairman of the Board, Director

Date:	August 6, 2010	/s/ JOHANNES C. KELTJENS
Johannes C. Keltjens,
President, Chief Executive Officer (Principal Executive Officer), Director

Date:	August 6, 2010	/s/ D. JOSEPH GERSUK
D. Joseph Gersuk,
Executive Vice President—Chief Financial Officer, Treasurer (Principal Financial and Chief Accounting Officer)

Date:	August 6, 2010	/s/ WESLEY E. JOHNSON, JR .
Wesley E. Johnson, Jr., Director

Date:	August 6, 2010	/s/ HOWARD W. DONNELLY
Howard W. Donnelly, Director

Date:	August 6, 2010	/s/ JEFFREY G. GOLD
Jeffrey G. Gold, Director

Date:	August 6, 2010	/s/ DENNIS S. METENY
Dennis S. Meteny, Director

Date:	August 6, 2010	/s/ PAUL S. ECHENBERG
Paul S. Echenberg, Director

Date:	August 6, 2010	/s/ STEVE LAPORTE
Steve LaPorte, Director

Date:	August 6, 2010	/s/ CHARLES ORSATI
Charles Orsati, Director