Form 10-Q
period 2010-08-31
ANGIODYNAMICS INC
filed 2010-10-08
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 4, 2010
Common Stock, par value $.01	24,912,611 shares

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	Aug 31, 2010	Aug 31, 2009
Net sales	$51,507	$50,092
Cost of sales	21,487	19,960

Gross profit	30,020	30,132

Operating expenses
Research and development	5,242	4,849
Sales and marketing	14,444	15,359
General and administrative	4,586	4,077
Amortization of intangibles	2,267	2,272

Total operating expenses	26,539	26,557

Operating income	3,481	3,575

Other income (expenses)
Interest income	167	188
Interest expense	(124)	(171)
Other expense	(571)	(182)

Total other income (expenses)	(528)	(165)

Income before income tax provision	2,953	3,410
Income tax provision	1,065	1,299

Net income	$1,888	$2,111

Earnings per common share
Basic	$0.08	$0.09

Diluted	$0.08	$0.09

Basic weighted average shares outstanding	24,755	24,432
Diluted weighted average shares outstanding	25,032	24,590

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	Aug 31, 2010	May 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,202	$58,763
Marketable securities, at fair value	34,796	41,311

Total cash, cash equivalents and marketable securities	101,998	100,074
Accounts receivable, net of allowances of $553 and $558, respectively	23,637	29,838
Inventories	33,517	29,216
Deferred income taxes	4,234	5,281
Prepaid expenses and other	6,396	6,951

Total current assets	169,782	171,360
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation	24,092	24,193
OTHER ASSETS	2,777	2,557
INTANGIBLE ASSETS, less accumulated amortization	56,093	58,352
GOODWILL	161,974	161,974
DEFERRED INCOME TAXES, long term	2,715	2,527
PREPAID ROYALTIES	2,918	2,962

TOTAL ASSETS	$420,351	$423,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,758	$12,044
Accrued liabilities	9,413	13,722
Current portion of long-term debt	260	260

Total current liabilities	18,431	26,026
LONG-TERM DEBT, net of current portion	6,485	6,550

Total liabilities	24,916	32,576

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 24,819,824 and 24,747,145 shares at August 31, 2010 and May 31, 2010, respectively	248	247
Additional paid-in capital	367,422	365,344
Retained earnings	29,040	27,152
Accumulated other comprehensive loss	(1,275)	(1,394)

Total stockholders’ equity	395,435	391,349

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$420,351	$423,925

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	Aug 31, 2010	Aug 31, 2009
Cash flows from operating activities:
Net income	$1,888	$2,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,029	3,010
Tax effect on exercise of stock options and issuance of performance shares	9	29
Deferred income taxes	875	1,467
Change in allowance for excess and obsolete inventory	(266)	(251)
Stock based compensation	1,219	1,187
Imputed interest	—	56
Change in AR allowances	(5)	(32)
Other	115	124
Changes in operating assets and liabilities:
Accounts receivable	6,206	3,830
Inventories	(4,035)	(7,165)
Prepaid expenses and other	379	(1)
Accounts payable and accrued liabilities	(7,676)	(3,226)

Net cash provided by operating activities	1,738	1,139

Cash flows from investing activities:
Additions to property, plant and equipment	(662)	(930)
Purchases of marketable securities	(8,065)	(9,830)
Proceeds from sale or maturity of marketable securities	14,602	13,476

Net cash provided by investing activities	5,875	2,716

Cash flows from financing activities:
Repayment of long-term debt	(65)	(85)
Proceeds from exercise of stock options and ESPP	850	574

Net cash provided by financing activities	785	489

Effect of exchange rate changes on cash and cash equivalents	41	(85)

Increase in cash and cash equivalents	8,439	4,259

Cash and cash equivalents at beginning of period	58,763	27,909

Cash and cash equivalents at end of period	$67,202	$32,168

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Three Months Ended August 31, 2010

(unaudited)

(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total	Comprehensive income
	Shares	Amount
Balance at May 31, 2010	24,747,145	$247	$365,344	$27,152	$(1,394)	$391,349
Net income				1,888		1,888	$1,888
Exercise of stock options	26,183		249			249

Purchase of common stock under Employee Stock Purchase Plan	46,496	1	601			602
Stock-based compensation			1,219			1,219
Tax effect of exercise of stock options			9			9

Unrealized gain on marketable securities, net of tax of $(14)					24	24	24
Unrealized loss on interest rate swap, net of tax of $32					(54)	(54)	(54)
Foreign currency translation					149	149	149

Comprehensive income							$2,007

Balance at August 31, 2010	24,819,824	$248	$367,422	$29,040	$(1,275)	$395,435

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and August 31, 2009

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of August 31, 2010, the consolidated statement of stockholders’ equity and comprehensive income for the three months ended August 31, 2010, the consolidated statement of cash flows for the three months ended August 31, 2010 and August 31, 2009 and the consolidated statements of income for the three months ended August 31, 2010 and August 31, 2009 have been prepared by us without audit. The consolidated balance sheet as of May 31, 2010 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended August 31, 2010 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2010, filed by us on August 6, 2010. The results of operations in the fiscal periods ended August 31, 2010 and August 31, 2009 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the three months ended August 31, 2010 and 2009 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, and AngioDynamics UK Limited (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010 and August 31, 2009

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

Previously we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. Effective June 1, 2010, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division and placed under the leadership of a general manager. At the same time we combined what had been separate Peripheral Vascular and Access sales groups into the Vascular sales group under the leadership of a vice president of sales reporting to the general manager. The Vascular segment is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines targeting the oncology market and has dedicated research and development and sales and marketing personnel assigned to it.

The measure of financial performance and profitability that management uses to evaluate the performance of our business segments are sales, gross profit, and operating income. Effective June 1, 2010, we reorganized our internal management reporting to reflect the two segments described above. Segment information reported for the prior years has been recast to conform to the current year presentation.

NOTE B – ACQUISITIONS

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010 and August 31, 2009

(unaudited)

NOTE C – INVENTORIES

Inventories consist of the following:

	Aug 31, 2010	May 31, 2010
	(in thousands)
Raw materials	$11,570	$11,817
Work in process	4,165	3,657
Finished goods	19,717	15,943

Gross Inventories	35,452	31,417
Less: Reserves	(1,935)	(2,201)

Inventories	$33,517	$29,216

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets that have indefinite useful lives are not amortized, but rather, are tested for impairment annually or more frequently if impairment indicators arise. None of our intangible assets have an indefinite life. Intangible assets with determinable useful lives are amortized over their useful lives on either a straight-line basis over the expected period of benefit or as revenues are earned from the sales of the related products. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Previously we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. Effective June 1, 2010, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division and placed under the leadership of a general manager. At the same time we combined what had been separate Peripheral Vascular and Access sales groups into the Vascular sales group under the leadership of a vice president of sales reporting to the general manager. The Vascular segment is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines targeting the oncology market and has dedicated research and development and sales and marketing personnel assigned to it.

We completed our annual evaluation of goodwill by reporting unit as of December 31, 2009, using the three reportable segments in place at that time. Our assessment of goodwill impairment indicated that the fair value of each of our reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired. The reorganization into two reportable segments would not have changed the outcome of the assessment since we effectively combined two segments which independently were not impaired. The fair value of Peripheral Vascular, Access and Oncology/Surgery exceeded its carrying value by 26%, 6% and 16%, respectively. The sum of the fair values of the reporting units was reconciled to our current market capitalization (based upon our stock price) plus an estimated control premium of approximately 8% as of December 31, 2009.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010 and August 31, 2009

(unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

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

Since early November 2008, our stock market capitalization has generally been lower than our shareholders’ equity or book value. However, our reporting units have continued to generate significant cash flow from their operations, and we expect that they will continue to do so in fiscal 2011 and beyond. Furthermore, given the relatively small difference between our stock price and our book value per share, we believe that a reasonable potential buyer would offer a control premium for our business that would adequately cover the difference between our trading prices and our book value.

Goodwill by segment is as follows:

Aug 31, 2010
Vascular	$107,982
Oncology	53,992

$161,974

May 31, 2010
Vascular	$107,982
Oncology	53,992

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

There were no changes in the carrying amount of goodwill for the three months ended August 31, 2010.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010 and August 31, 2009

(unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

Intangible assets are amortized over their estimated useful lives. The balances of intangible assets are as follows:

	August 31, 2010
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$48,655	$(13,353)	$35,302	13.5
Customer relationships	31,125	(14,253)	16,872	7.5
Licenses	6,040	(2,581)	3,459	9.2
Distributor relationships	900	(900)	—	3.0
Trademarks	675	(215)	460	9.2

	$87,395	$(31,302)	$56,093

	May 31, 2010
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$48,648	$(12,341)	$36,307	13.5
Customer relationships	31,125	(13,216)	17,909	7.5
Licenses	6,040	(2,379)	3,661	9.2
Distributor relationships	900	(900)	—	3.0
Trademarks	675	(200)	475	9.2

	$87,388	$(29,036)	$58,352

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010 and August 31, 2009

(unaudited)

NOTE E – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Aug 31, 2010	May 31, 2010
	(in thousands)
Payroll and related expenses	$4,252	$8,444
Royalties	1,089	1,508
Sales and franchise taxes	999	1,017
Fair value of interest rate swap	1,272	995
Other	1,801	1,758

Total	$9,413	$13,722

NOTE F – INCOME TAXES

Our effective income tax rate for the three month periods ending August 31, 2010 and August 31, 2009 was 36% and 38%, respectively. The current quarter reflects an increased benefit from the Domestic Production Activities Deduction which was partially offset by the December 31, 2009 expiration of the R&D tax credit.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010 and August 31, 2009

(unaudited)

NOTE G – EARNINGS PER COMMON SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share further includes the dilutive effect of potential common stock consisting of stock options, warrants, and restricted stock units, provided that the inclusion of such securities is not antidilutive.

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Three Months Ended
	Aug 31, 2010	Aug 31, 2009
Basic	24,754,808	24,431,926
Effect of dilutive securities	277,646	158,026

Diluted	25,032,454	24,589,952

Excluded from the calculation of diluted earnings per common share are options and restricted stock awards issued to employees and non-employees to purchase 2,118,217 shares of common stock for the three months ended August 31, 2010 and options and warrants issued to employees and non-employees to purchase 1,470,600 shares of common stock for the three months ended August 31, 2009, as their inclusion would be antidilutive. The exercise prices of these options and restricted stock awards were between $0 and $53.92 at August 31, 2010.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010 and August 31, 2009

(unaudited)

NOTE H – SEGMENT AND GEOGRAPHIC INFORMATION

Previously we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. Effective June 1, 2010, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division and placed under the leadership of a general manager. At the same time we combined what had been separate Peripheral Vascular and Access sales groups into the Vascular sales group under the leadership of a vice president of sales reporting to the general manager. The Vascular segment is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines targeting the oncology market and has dedicated research and development and sales and marketing personnel assigned to it.

Selected information by reportable segment is presented in the following tables (in thousands):

	Three Months Ended		As a Percentage of Net Sales Three Months Ended
	Aug 31, 2010	Aug 31, 2009	Aug 31, 2010	Aug 31, 2009
Net sales
Vascular	$35,914	$37,290
Oncology	15,593	12,802

Total	$51,507	$50,092

Gross profit
Vascular	$20,145	$22,000	56.1%	59.0%
Oncology	9,875	8,132	63.3%	63.5%

Total	$30,020	$30,132	58.3%	60.2%

Operating income (loss)
Vascular	$3,077	$4,075	8.6%	10.9%
Oncology	404	(500)	2.6%	(3.9%)

Total	$3,481	$3,575	6.8%	7.1%

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010 and August 31, 2009

(unaudited)

NOTE H – SEGMENT AND GEOGRAPHIC INFORMATION – (cont’d)

In accordance with accounting policies on disclosure of segment reporting, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of our reportable segments. The accounting policies of the segments are the same as those described in Accounting Policies, Note 1, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, filed by us on August 6, 2010. The measure of financial performance and profitability that management uses to evaluate the performance of our business segments are sales, gross profit, and operating income. Segment information reported for the prior years has been recast to conform to the current year presentation.

Total sales for geographic areas are summarized below (in thousands):

	Three Months Ended
	Aug 31, 2010	Aug 31, 2009
Net Sales by Geography
United States	$45,472	$44,913
International	6,035	5,179

Total	$51,507	$50,092

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010 and August 31, 2009

(unaudited)

NOTE I – FAIR VALUE

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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include bank time deposits, mutual funds and U.S. Treasury securities that are traded in an active exchange market. Includes money market funds.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Includes US government securities and corporate bonds. When quoted market prices are unobservable, we obtain pricing information from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing vendor are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many fixed income securities do not trade on a daily basis, the methodology of the pricing vendor uses available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The pricing vendor considers all available market observable inputs in determining the valuation for a security. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2 and primarily comprise our portfolio of corporate and government fixed income securities. Additionally included in Level 2 are interest rate swap agreements which are valued using a mid-market valuation model.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010 and August 31, 2009

(unaudited)

NOTE I – FAIR VALUE – (cont’d)

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

There were no changes in the level 3 fair value instruments for the three months ended August 31, 2010. There were no significant transfers in and out of Level 1 and 2 measurements for the three months ended August 31, 2010.

	Fair Value Measurements using inputs considered as:			Fair Value at Aug 31, 2010
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$8,305	$–	$–	$8,305
Corporate bond securities	–	10,847	–	10,847
U.S. government agency obligations	–	35,000	–	35,000

Total	8,305	45,847	–	54,152
Marketable securities
Corporate bond securities	–	21,643	–	21,643
U.S. government agency obligations	–	11,303	1,850	13,153

Total	–	32,946	1,850	34,796

Total Financial Assets	$8,305	$78,793	$1,850	$88,948

Financial Liabilities
Interest rate swap agreements	$–	$1,272	$–	$1,272

Total Financial Liabilities	$–	$1,272	$–	$1,272

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010 and August 31, 2009

(unaudited)

NOTE I – FAIR VALUE – (cont’d)

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2010
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$9,315	$–	$–	$9,315
Corporate bond securities	–	17,996	–	17,996
U.S. government agency obligations	–	18,998	–	18,998

Total	9,315	36,994	–	46,309
Marketable securities
Corporate bond securities	–	24,172	–	24,172
U.S. government agency obligations	–	15,289	1,850	17,139

Total	–	39,461	1,850	41,311

Total Financial Assets	$9,315	$76,455	$1,850	$87,620

Financial Liabilities
Interest rate swap agreements	$–	$995	$–	$995

Total Financial Liabilities	$–	$995	$–	$995

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. The updated guidance is effective for the reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010. We have provided the additional disclosures necessary beginning with this report on form 10-Q for the first quarter of fiscal 2011.

We are exposed to market risk due to changes in interest rates. To reduce that risk, we periodically enter into certain derivative financial instruments to hedge its underlying economic exposure. We use derivative instruments as part of its interest rate risk management strategy. The derivative instruments used are floating-to-fixed rate interest rate swaps, which are subject to fair-value hedge accounting treatment. We recognized interest expense of $191,000 for the three months ended August 31, 2010, and interest expense of $2,000 for the three months ended August 31, 2009 on the fair value hedge.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010 and August 31, 2009

(unaudited)

NOTE J – MARKETABLE SECURITIES

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate its position in the securities in the near term. At August 31, 2010 and May 31, 2010, we had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that had failed auctions. The authorities are current in their interest payments on the securities.

Marketable securities as of August 31, 2010 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$13,196	$9	$(52)	$13,153
Corporate bond securites	21,609	42	(8)	21,643

	$34,805	$51	$(60)	$34,796

Marketable securities as of May 31, 2010 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$17,174	$14	$(49)	$17,139
Corporate bond securites	24,179	46	(53)	24,172

	$41,353	$60	$(102)	$41,311

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010 and August 31, 2009

(unaudited)

NOTE K – LITIGATION

AngioDynamics v. Vascular Solutions

On July 29, 2009, we filed a complaint in the United States District Court for the District of Delaware against Vascular Solutions, Inc. (NASDAQ: VASC). The complaint alleges that Vascular Solutions’ Vari-Lase Bright-Tip fiber product line infringes on claims of two of our patents, US 7,273,478 and US 7,559,329. These patents relate to methods of treating varicose veins using endovenous laser treatments. Vascular Solutions has filed with the U.S. Patent & Trademark Offices, or PTO, requests for inter partes reexamination of the ‘478 and ‘329 patents. The PTO has initiated reexamination of these patents. No final ruling on the merits has been made at this time. Vascular Solutions has denied the allegations of infringement and has counterclaimed for a declaratory judgment that it does not infringe, that the patents are invalid and that the patents are unenforceable as a result of alleged inequitable conduct. Vascular Solutions does not seek damages but does seek attorney’s fees and costs of an unspecified amount should it prevail on its counterclaims and defenses. We intend to vigorously pursue our claims and defend against Vascular Solutions’ counterclaims. The case has been transferred to the United States District Court for the District of Minnesota, and is currently in the discovery stage and no ruling has been made on the merits of any claim, defense, or counterclaim.

AngioDynamics v. biolitec

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc., in which we are seeking judgment against biolitec for defense and indemnification costs we incurred in two lawsuits that have been settled by us. Biolitec has filed counter-claims against us seeking reimbursement of approximately $1.6 million in alleged past defense costs paid by biolitec in one of the settled cases.

On October 26, 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG, et al. In this action, we are asserting claims of tortious interference with contract, piercing the corporate veil, declaratory judgment, fraudulent transfer, and unfair or deceptive business practices against biolitec, Inc., biolitec AG (the corporate parent of biolitec, Inc.), a shareholder of biolitec AG and an executive of biolitec AG. The defendants have not yet answered, and no counterclaims have been asserted against us to date.

We will continue to vigorously enforce our rights under the supply agreement with biolitec. However, in the event it is ultimately determined that the claims asserted in the two settled cases are not within biolitec’s indemnification obligations under the biolitec supply agreement, we may be required to reimburse biolitec for the costs and expenses of defending the one settled case.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010 and August 31, 2009

(unaudited)

NOTE L – RECENTLY ADOPTED ACCOUNTING POLICIES

In October 2009, the FASB updated the revenue recognition accounting guidance relating to the accounting treatment for revenue arrangements that involve more than one deliverable or unit of accounting. The updated guidance allows companies to allocate arrangement considerations in multiple deliverable arrangements in a manner that better reflects the economics of the transaction by revising certain thresholds for separation, and providing criteria for allocation of revenue among deliverables. The updated guidance is effective for arrangements entered into in fiscal years beginning on or after June 15, 2010 (our 2012 fiscal year), but may be adopted early. We chose early adoption effective with the third quarter of fiscal 2010. The adoption had no material effect on our consolidated financial statements.

In October 2009, the FASB updated the accounting guidance relating to certain revenue arrangements that include software elements. The updated guidance clarifies the accounting for products that include both tangible product and software elements. This amendment is effective for fiscal years beginning after June 15, 2010 (our 2012 fiscal year), but companies are required to adopt these amendments in the same period as the amendments relating to revenue arrangements that involve more than one deliverable or unit of accounting. Therefore, we adopted the amendment effective with the third quarter of fiscal 2010. The adoption had no material effect on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from our expectations. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by the FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, as well as our ability to integrate purchased businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the SEC, including our Form 10-K for the fiscal year ended May 31, 2010.

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

Previously we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. Effective June 1, 2010, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division and placed under the leadership of a general manager. At the same time we combined what had been separate Peripheral Vascular and Access sales groups into the Vascular sales group under the leadership of a vice president of sales reporting to the general manager. The Vascular segment is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines targeting the oncology market and has dedicated research and development and sales and marketing personnel assigned to it. For the past five fiscal years, approximately 95% of our net sales were from single-use, disposable products.

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. For the three months ended August 31, 2010 approximately 12% of our net sales were from markets outside the United States as compared with the three months ended August 31, 2009, when approximately 10% of our net sales were from markets outside the United States.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For the three months ended August 31, 2010, our research and development (“R&D”) expenditures were $5.2 million, which represented 10.2% of net sales. This is compared to $4.9 million in the prior year periods which constituted 9.7% of net sales. R&D activities include research, product development, clinical studies, intellectual property affairs and regulatory affairs. We expect that our R&D expenditures will be between 8% and 10% of net sales in fiscal 2011 primarily due to investment in NanoKnife technology. However, downturns in our business could cause us to reduce our R&D spending.

Except to the extent we can further use our cash and short term investments or our equity securities as acquisition capital, we will require additional equity or debt financing to fund any future significant acquisitions.

In recent years, we expanded our manufacturing and warehousing facilities in Queensbury, New York, to provide us with significantly greater manufacturing and warehousing capacity and to accommodate additional research, development and administrative requirements. We are not currently operating our manufacturing facilities at full capacity. In July 2009, we entered into an agreement to lease, for a ten year period plus 2 five year renewal options, a 52,500 square foot office building in Latham, New York. We commenced occupancy of the facility in Latham in March 2010.

Our ability to further increase our profitability will depend in part on improving gross profit margins. Factors such as changes in our product mix, new technologies and unforeseen price pressures may cause our margins to grow at a slower rate than we have anticipated, or to decline.

Recent Developments

Company reorganization

Previously we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. Effective June 1, 2010, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division and placed under the leadership of a general manager. At the same time we combined what had been separate Peripheral Vascular and Access sales groups into the Vascular sales group under the leadership of a vice president of sales reporting to the general manager. The Vascular segment is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines targeting the oncology market and has dedicated research and development and sales and marketing personnel assigned to it.

Results of Operations

Three Months ended August 31, 2010 and August 31, 2009

For the first quarter of fiscal 2011, we reported net income of $1.9 million, or $0.08 per diluted common share, on net sales of $51.5 million, compared with net income of $2.1 million, or $0.09 per diluted common share, on net sales of $50.1 million in the first quarter of the prior year. Gross profit was 58.3% in the first quarter of fiscal 2011 compared with 60.2% in the first quarter of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Three Months Ended
	Aug 31, 2010	Aug 31, 2009
Net sales	100.0%	100.0%
Gross profit	58.3%	60.2%
Research and development expenses	10.2%	9.7%
Sales and marketing expenses	28.0%	30.7%
General and administrative expenses	8.9%	8.1%
Amortization of intangibles	4.4%	4.5%
Operating income	6.8%	7.1%
Other income (expenses)	(1.0%)	(0.3%)
Net income	3.7%	4.2%

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and returns. Net sales for the fiscal first quarter of 2011 increased by 3%, or $1.4 million, to $51.5 million from $50.1 million in the fiscal first quarter of 2010. The growth in net sales was primarily attributable to increased unit sales of LC Beads and Nanoknife generators and probes, offset by decreased unit sales of dialysis products, vascular access ports and Habib resection devices.

From a reportable segment perspective, Vascular sales decreased 4% to $35.9 million from $37.3 million. This decrease was driven primarily by decreased unit sales of dialysis products, vascular access ports and Benephit renal infusion products. Oncology/Surgery sales were $15.6 million, an increase of 22% over the prior year primarily as a result of increased unit sales of our LC Beads and Nanoknife generators and probes, partly offset by decreased unit sales of Habib resection devices. Nanoknife sales totaled $1.1 million in the first quarter of fiscal 2011.

From a geographical perspective, US sales increased $0.6 million or 1% in the first quarter of fiscal 2011 to $45.5 million from $44.9 million a year ago. This increase is primarily attributable to increased unit sales of LC Beads, Nanoknife generators and probes and Sotradecol, partially offset by decreased unit sales of dialysis products, Venacure EVLT products, vascular access ports and Habib resection devices. International sales were $6.0 million in the fiscal first quarter of 2011, an increase of 17% from $5.2 million in the same period of fiscal 2010. Increased unit sales of RF Ablation products comprised the majority of this increase.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales was 58.3% in the first quarter of 2011 compared with 60.2% for the same period in the prior year. The decrease in gross profit percentage was primarily due to lower average selling prices for Vascular products, including VenaCure EVLT procedure kits, due to the competitive pricing environment and increased revenue from lower margin products such as the LC Beads.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical affairs and register and maintain our intellectual property. R&D expenses increased by $393,000, or 8%, to $5.2 million in the first quarter of 2011. The increase is primarily due to increased headcount as positions were added in-house to reduce costs and dependence on outside consulting and to increased costs necessary to fund clinical research projects for our NanoKnife products. As a percentage of net sales, R&D expenses were 10.2% for the fiscal first quarter of 2011, compared with 9.7% for the same prior year period. At August 31, 2010, we employed 87 people in R&D activities compared with 82 people in the prior year quarter.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and samples. S&M expenses decreased $915,000 or 6% to $14.4 million in the first quarter of fiscal 2011. This decrease is primarily due to reduced sales headcount in the U.S. following the reorganization of the sales force into the new Vascular segment, reduced commissions expense and a continued focus on managing discretionary spending. As a percentage of net sales, S&M expenses were 28.0% for the fiscal first quarter of 2011, compared with 30.7% for the prior year period. $254,000 was spent on NanoKnife sales and marketing activities in the first quarter of fiscal 2011. At August 31, 2010, we employed 198 people in sales and marketing activities compared with 204 people a year ago.

General and administrative expenses. General and administrative (“G&A”) expenses include executive management, finance, accounting, legal, human resources and information technology and the administrative and professional costs associated with those activities. G&A expenses increased $509,000, or 12%, to $4.6 million in the first quarter of fiscal 2011 due to increased costs related to the Latham, NY facility, expansion of our business development efforts and to personnel and other infrastructure costs to support our growth. G&A expenses increased to 8.9% of net sales compared with 8.1% in the prior year period. As of August 31, 2010, we employed 60 people in general and administrative activities compared with 56 people a year ago.

Amortization of intangibles. Amortization of intangibles was $2.3 million in the first quarter of fiscal 2011 and the first quarter of fiscal 2010. Amortization of NanoKnife intangibles was $432,000 in the first quarter of fiscal 2011.

Operating income. Operating income was $3.5 million and $3.6 million for the first quarter of fiscal 2011 and 2010, respectively. As a percentage of sales, operating income for the first quarter of 2011 was 6.8% compared with 7.1% in the prior year same period.

Other income (expenses). Other income and expenses for the first quarter of fiscal 2011 was $528,000 of net expense compared with $165,000 of net expense in the same period a year ago. This increase is primarily attributable to increased expense related to an interest rate SWAP agreement, increased foreign exchange losses compared with the prior year period, increased credit card fees and lower interest income from investments.

Income taxes. Our effective tax rate was 36% for the fiscal first quarter of 2011 compared with 38% for the same prior year period. The current quarter reflects an increased benefit from the Domestic Production Activities Deduction, partially offset by the December 31, 2009 expiration of the R&D tax credit.

Net income. For the first quarter of 2011, we reported net income of $1.9 million, a decrease of $0.2 million from net income of $2.1 million for the prior year quarter.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $102.0 million at August 31, 2010, compared with $100.1 million at May 31, 2010. Marketable securities are comprised of U.S. government issued or guaranteed securities, corporate bonds and auction rate securities. At August 31, 2010, total debt was $6.7 million comprised of short and long-term bank debt that financed our facility expansions in Queensbury, New York. This compared with $6.8 million at May 31, 2010.

Summary of cash flows (in thousands):

	Three Months ended
	Aug 31, 2010	Aug 31, 2009
Cash provided by (used in):
Operating activities	$1,738	$1,139
Investing activities	5,875	2,716
Financing activities	785	489
Effect of exchange rate changes on cash and cash equivalents	41	(85)

Net change in cash and cash equivalents	$8,439	$4,259

Net cash provided by operating activities for the three months ended August 31, 2010 was $1.7 million compared with $1.1 million in the same prior year period. Cash generated from operating activities during the first three months of fiscal year 2011 was primarily the result of net income and the effect on net income of non cash items, such as depreciation and amortization and stock-based compensation, as well as a decrease in accounts receivable and increases in accounts payable and accrued liabilities, offset by increases in inventories.

Net cash provided by investing activities was $5.9 million for the three months ended August 31, 2010 compared with $2.7 million for the same prior year period. The net cash provided by investing activities in the first three months of 2011 and 2010 consisted primarily of net proceeds from the sale, maturity and purchase of available-for-sale short term investments.

Net cash provided by financing activities was $785,000 for the three months ended August 31, 2010 compared $489,000 for the comparable prior year period. Cash provided by financing activities for the both periods primarily consisted of proceeds from purchases under the employee stock purchase plan and proceeds from the exercise of stock options.

Our contractual obligations and their effect on liquidity and cash flows have not changed substantially from that disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2010.

In July 2009, we entered into an agreement to lease, for a ten year period plus 2 five year renewal options, a 52,500 square foot office building in Latham, New York that houses our corporate headquarters and certain business operations. We commenced occupancy of the facility in March 2010. The agreement provides for annual rent of $857,321 for the first five years and $943,054 for the next five years, plus the payment of customary building operating expenses. The lease commencement date was March 1, 2010.

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

We are exposed to market risk due to changes in interest rates. To reduce that risk, we periodically enter into certain derivative financial instruments to hedge our underlying economic exposure. We use derivative instruments as part of our interest rate risk management strategy. The derivative instruments used are floating-to-fixed rate interest rate swaps, which are subject to cash flow hedge accounting treatment.

At August 31, 2010, we maintained variable interest rate financing of $6.7 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with a bank under which we agreed to pay the bank fixed annual interest rate of 4.45% and 5.06% and the bank assumed our variable interest payment obligations under the financing.

Nearly all of our sales have historically been denominated in United States dollars. In fiscal 2007 we began to make sales in other currencies, particularly the Euro, GB pound and Canadian dollar. Approximately 4% of our sales in the first three months of fiscal 2011 were denominated in currencies other than the US dollar, primarily the Euro and GB pound. We currently have no significant direct foreign currency exchange risk.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries

Part II: Other Information

Item 1.	Legal Proceedings.

Certain legal proceedings in which we are involved are described in our annual report on Form 10-K for the fiscal year ended May 31, 2010. There have been no material developments in such proceedings during the period covered by this quarterly report on Form 10-Q.

We are party to legal actions that arise in the ordinary course of business. We believe that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors.

In addition the risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2010 which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

Supply and Distribution Agreement with Biocompatibles UK Limited

We sell the embolization product, LC Bead, pursuant to a Supply and Distribution Agreement with Biocompatibles UK Limited that grants us the exclusive distribution rights to the product in the United States. The Agreement was entered into in April 2006 and was amended in October 2007, June 2008, March 2009 and March 2010. Under the Agreement, we are required to purchase certain minimum levels of product from Biocompatibles. The March 2010 Amendment specifies distribution rights until December 31, 2011. During the first fiscal quarter of 2011, LC Beads accounted for approximately 13% of our net sales. Failure to extend our distribution rights to LC Bead after December 31, 2011, could have an adverse effect on our operations.

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

ANGIODYNAMICS, INC.
(Registrant)

Date: October 8, 2010	/s/ JOHANNES C. KELTJENS
Johannes C. Keltjens, President,
Chief Executive Officer
(Principal Executive Officer)

Date: October 8, 2010	/s/ D. JOSEPH GERSUK
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