Form 10-Q
period 2010-11-30
ANGIODYNAMICS INC
filed 2011-01-07
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 3, 2011
Common Stock, par value $.01	24,943,110 shares

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	Nov 30, 2010	Nov 30, 2009	Nov 30, 2010	Nov 30, 2009
Net sales	$53,372	$53,459	$104,879	$103,551
Cost of sales	21,836	21,852	43,323	41,812

Gross profit	31,536	31,607	61,556	61,739

Operating expenses
Research and development	5,259	4,763	10,501	9,612
Sales and marketing	13,793	15,042	28,237	30,401
General and administrative	4,945	4,031	9,532	8,108
Amortization of intangibles	2,142	2,451	4,408	4,723

Total operating expenses	26,139	26,287	52,678	52,844

Operating income	5,397	5,320	8,878	8,895

Other income (expenses)
Interest income	161	162	328	350
Interest expense	(116)	(237)	(240)	(408)
Other expense	(307)	(215)	(878)	(397)

Total other income (expenses)	(262)	(290)	(790)	(455)

Income before income tax provision	5,135	5,030	8,088	8,440
Income tax provision	1,856	1,901	2,921	3,200

Net income	$3,279	$3,129	$5,167	$5,240

Earnings per common share
Basic	$0.13	$0.13	$0.21	$0.21

Diluted	$0.13	$0.13	$0.21	$0.21

Basic weighted average shares outstanding	24,845	24,518	24,799	24,472
Diluted weighted average shares outstanding	25,094	24,729	25,067	24,662

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	Nov 30, 2010	May 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,132	$58,763
Marketable securities, at fair value	83,471	41,311

Total cash, cash equivalents and marketable securities	110,603	100,074
Accounts receivable, net of allowances of $477 and $558, respectively	25,762	29,838
Inventories	32,731	29,216
Deferred income taxes	2,997	5,281
Prepaid expenses and other	5,353	6,951

Total current assets	177,446	171,360
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation	24,102	24,193
OTHER ASSETS	2,766	2,557
INTANGIBLE ASSETS, less accumulated amortization	53,948	58,352
GOODWILL	161,964	161,974
DEFERRED INCOME TAXES, long term	2,598	2,527
PREPAID ROYALTIES	3,159	2,962

TOTAL ASSETS	$425,983	$423,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,056	$12,044
Accrued liabilities	11,795	13,722
Current portion of long-term debt	270	260

Total current liabilities	20,121	26,026
LONG-TERM DEBT, net of current portion	6,410	6,550

Total liabilities	26,531	32,576

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 24,851,862 and 24,747,145 shares at November 30, 2010 and May 31, 2010, respectively	248	247
Additional paid-in capital	368,287	365,344
Retained earnings	32,319	27,152
Accumulated other comprehensive loss	(1,402)	(1,394)

Total stockholders’ equity	399,452	391,349

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$425,983	$423,925

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	Nov 30, 2010	Nov 30, 2009
Cash flows from operating activities:
Net income	$5,167	$5,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,984	6,219
Tax effect on exercise of stock options and issuance of performance shares	(29)	31
Deferred income taxes	2,285	3,126
Change in allowance for excess and obsolete inventory	(38)	(462)
Stock based compensation	2,254	2,413
Imputed interest	—	153
Change in accounts receivable allowances	(81)	(32)
Other	153	17
Changes in operating assets and liabilities:
Accounts receivable	4,157	1,816
Inventories	(3,477)	(2,767)
Prepaid expenses and other	1,195	931
Accounts payable and accrued liabilities	(5,944)	(4,304)

Net cash provided by operating activities	11,626	12,381

Cash flows from investing activities:
Additions to property, plant and equipment	(1,489)	(1,951)
Acquisition of intangible assets and business	—	(5,350)
Purchases of marketable securities	(128,274)	(17,823)
Proceeds from sale or maturity of marketable securities	85,880	20,254

Net cash used in investing activities	(43,883)	(4,870)

Cash flows from financing activities:
Repayment of long-term debt	(130)	(145)
Proceeds from exercise of stock options and employee stock purchase plan	718	971

Net cash provided by financing activities	588	826

Effect of exchange rate changes on cash and cash equivalents	38	10

(Decrease) increase in cash and cash equivalents	(31,631)	8,347

Cash and cash equivalents at beginning of period	58,763	27,909

Cash and cash equivalents at end of period	$27,132	$36,256

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Six Months Ended November 30, 2010

(unaudited)

(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total	Comprehensive income
	Shares	Amount
Balance at May 31, 2010	24,747,145	$247	$365,344	$27,152	$(1,394)	$391,349
Net income				5,167		5,167	$5,167
Exercise of stock options	27,875	—	117	—	—	117	—
Purchase of common stock under Employee Stock Purchase Plan	46,496	1	601	—	—	602	—
Issuance/Cancellation of performance shares	30,346	—	—	—	—	—	—
Tax effect of exercise of stock options	—	—	(29)	—	—	(29)	—
Stock based compensation	—	—	2,254	—	—	2,254	—
Unrealized loss on marketable securities, net of tax of $66	—	—	—	—	(112)	(112)	(112)
Unrealized loss on interest rate swap, net of tax of $12	—	—	—	—	(21)	(21)	(21)
Foreign currency translation	—	—	—	—	125	125	125

Comprehensive income							$5,159

Balance at November 30, 2010	24,851,862	$248	$368,287	$32,319	$(1,402)	$399,452

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2010 and November 30, 2009

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of November 30, 2010, the consolidated statement of stockholders’ equity and comprehensive income for the six months ended November 30, 2010, the consolidated statement of cash flows for the six months ended November 30, 2010 and November 30, 2009 and the consolidated statements of income for the three and six months ended November 30, 2010 and November 30, 2009 have been prepared by us without audit. The consolidated balance sheet as of May 31, 2010 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended November 30, 2010 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2010, filed by us on August 6, 2010. The results of operations in the fiscal periods ended November 30, 2010 and November 30, 2009 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the three and six months ended November 30, 2010 and 2009 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, and AngioDynamics UK Limited (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

Previously we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology. Effective June 1, 2010, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division and placed under the leadership of a general manager. At the same time we combined what had been separate Peripheral Vascular and Access sales groups into the Vascular sales group under the leadership of a vice president of sales reporting to the general manager. The Vascular segment is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

The measure of financial performance and profitability that management uses to evaluate the performance of our business segments are sales, gross profit, and operating income. Effective June 1, 2010, we reorganized our internal management reporting to reflect the two reportable segments described above. Segment information reported for the prior year has been recast to conform to the current year presentation.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010 and November 30, 2009

(unaudited)

NOTE C – INVENTORIES

Inventories consist of the following:

	Nov 30, 2010	May 31, 2010
	(in thousands)
Raw materials	$11,673	$11,817
Work in process	3,509	3,657
Finished goods	19,712	15,943

Gross Inventories	34,894	31,417
Less: Reserves	(2,163)	(2,201)

Inventories	$32,731	$29,216

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Previously we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology. Effective June 1, 2010, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division and placed under the leadership of a general manager. At the same time we combined what had been separate Peripheral Vascular and Access sales groups into the Vascular sales group under the leadership of a vice president of sales reporting to the general manager. The Vascular segment is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

We completed our annual evaluation of goodwill by reporting unit as of December 31, 2009, using the three reportable segments in place at that time. Our assessment of goodwill impairment indicated that the fair value of each of our reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired. The reorganization into two reportable segments would not have changed the outcome of the assessment since we effectively combined two segments which independently were not impaired. The fair value of Peripheral Vascular, Access and Oncology exceeded its carrying value by 26%, 6% and 16%, respectively. The sum of the fair values of the reporting units was reconciled to our current market capitalization (based upon our stock price) plus an estimated control premium of approximately 8% as of December 31, 2009.

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

November 30, 2010 and November 30, 2009

(unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Solely for purposes of establishing inputs for the fair value calculations, we assumed that the current economic conditions would continue through fiscal year 2011, followed by a recovery thereafter. In addition, we applied gross margin assumptions consistent with our historical trends at various revenue levels and used an EBITDA exit multiple of 6.0, 6.0 and 7.0 to calculate the terminal value of the Peripheral Vascular, Access and Oncology reporting units, respectively, compared to an EBITDA exit multiple of 6.5, 7.0 and 8.0, respectively, used in the prior year. In addition, we used a discount rate of 21%, 15% and 18% to calculate the fair value of our Peripheral Vascular, Access and Oncology reporting units, respectively. These discount rates vary from the rates of 19%, 16% and 19%, respectively, used in the prior year.

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

Goodwill by segment is as follows:

Nov 30, 2010
Vascular	$107,972
Oncology	53,992

$161,964

May 31, 2010
Vascular	$107,982
Oncology	53,992

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

During the six months ended November 30, 2010, options assumed in connection with the acquisition of RITA Medical Systems, Inc. were exercised causing an adjustment to the purchase price allocation as noted below. The exercise will result in a tax benefit when the annual tax return is filed.

Changes in the carrying amount of goodwill for the six months ended November 30, 2010 are as follows (in thousands):

Balance, May 31, 2010	$161,974
Adjustments to purchase price allocation	(10)

Balance, November 30, 2010	$161,964

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010 and November 30, 2009

(unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

Intangible assets are amortized over their estimated useful lives. The balances of intangible assets are as follows:

	November 30, 2010
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$48,648	$(14,366)	$34,282	13.5
Customer relationships	31,125	(15,289)	15,836	7.5
Licenses	6,040	(2,655)	3,385	9.2
Distributor relationships	900	(900)	—	3.0
Trademarks	675	(230)	445	9.2

	$87,388	$(33,440)	$53,948

	May 31, 2010
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$48,648	$(12,341)	$36,307	13.5
Customer relationships	31,125	(13,216)	17,909	7.5
Licenses	6,040	(2,379)	3,661	9.2
Distributor relationships	900	(900)	—	3.0
Trademarks	675	(200)	475	9.2

	$87,388	$(29,036)	$58,352

NOTE E – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Nov 30, 2010	May 31, 2010
	(in thousands)
Payroll and related expenses	$6,469	$8,444
Royalties	1,394	1,508
Sales and franchise taxes	1,162	1,017
Fair value of interest rate swap	1,139	995
Other	1,631	1,758

Total	$11,795	$13,722

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010 and November 30, 2009

(unaudited)

NOTE F – INCOME TAXES

Our effective income tax rate for the three month periods ending November 30, 2010 and November 30, 2009 was 36% and 38%, respectively. Our effective income tax rate for the six month periods ending November 30, 2010 and November 30, 2009 was 36% and 38%, respectively. Both the three and six months periods ending November 30, 2010 reflect an increased benefit from the Domestic Production Activities Deduction which was partially offset by the December 31, 2009 expiration of the R&D tax credit.

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

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Three Months Ended		Six Months Ended
	Nov 30, 2010	Nov 30, 2009	Nov 30, 2010	Nov 30, 2009
Basic	24,845,305	24,518,420	24,799,247	24,472,403
Effect of dilutive securities	248,818	210,613	267,329	189,931

Diluted	25,094,123	24,729,033	25,066,576	24,662,334

Excluded from the calculation of diluted earnings per common share are options and restricted stock awards issued to employees and non-employees to purchase 2,463,014 and 2,196,891 shares of common stock for the three and six months ended November 30, 2010 and options and restricted stock awards issued to employees and non-employees to purchase 2,431,567 and 2,387,409 shares of common stock for the three and six months ended November 30, 2009, as their inclusion would be antidilutive. The exercise prices of these options and restricted stock awards were between $0 and $53.92 at November 30, 2010.

NOTE H – SEGMENT AND GEOGRAPHIC INFORMATION

Previously we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology. Effective June 1, 2010, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division and placed under the leadership of a general manager. At the same time we combined what had been separate Peripheral Vascular and Access sales groups into the Vascular sales group under the leadership of a vice president of sales reporting to the general manager. The Vascular segment is responsible for products targeting the venous intervention, venous access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010 and November 30, 2009

(unaudited)

NOTE H – SEGMENT AND GEOGRAPHIC INFORMATION – (cont’d)

Selected information by reportable segment is presented in the following tables (in thousands):

	Three Months Ended		As a Percentage of Net Sales Three Months Ended
	Nov 30, 2010	Nov 30, 2009	Nov 30, 2010	Nov 30, 2009
Net sales
Vascular	$37,520	$39,844
Oncology	15,852	13,615

Total	$53,372	$53,459

Gross profit
Vascular	$21,111	$22,811	56.3%	57.3%
Oncology	10,425	8,796	65.8%	64.6%

Total	$31,536	$31,607	59.1%	59.1%

Operating income (loss)
Vascular	$4,768	$5,202	12.7%	13.1%
Oncology	629	118	4.0%	0.9%

Total	$5,397	$5,320	10.1%	10.0%

	Six Months Ended		As a Percentage of Net Sales Six Months Ended
	Nov 30, 2010	Nov 30, 2009	Nov 30, 2010	Nov 30, 2009
Net sales
Vascular	$73,434	$77,134
Oncology	31,445	26,417

Total	$104,879	$103,551

Gross profit
Vascular	$41,256	$44,810	56.2%	58.1%
Oncology	20,300	16,929	64.6%	64.1%

Total	$61,556	$61,739	58.7%	59.6%

Operating income (loss)
Vascular	$7,845	$9,277	10.7%	12.0%
Oncology	1,033	(382)	3.3%	(1.4%)

Total	$8,878	$8,895	8.5%	8.6%

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010 and November 30, 2009

(unaudited)

NOTE H – SEGMENT AND GEOGRAPHIC INFORMATION – (cont’d)

In accordance with accounting policies on disclosure of segment reporting, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of our reportable segments. The accounting policies of the segments are the same as those described in Accounting Policies, Note 1, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, filed by us on August 6, 2010. The measure of financial performance and profitability that management uses to evaluate the performance of our business segments are sales, gross profit, and operating income. Segment information reported for the prior year has been recast to conform to the current year presentation.

Total sales for geographic areas are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	Nov 30, 2010	Nov 30, 2009	Nov 30, 2010	Nov 30, 2009
Net Sales by Geography
United States	$46,703	$47,488	$92,176	$92,401
International	6,669	5,971	12,703	11,150

Total	$53,372	$53,459	$104,879	$103,551

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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include bank time deposits, money market funds, mutual funds and U.S. Treasury securities that are traded in an active exchange market.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Includes US government securities and corporate bonds. When quoted market prices are unobservable, we obtain pricing information from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing vendor are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many fixed income securities do not trade on a daily basis, the methodology of the pricing vendor uses available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The pricing vendor considers all available market observable inputs in determining the valuation for a security. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2 and primarily comprise our portfolio of corporate and government fixed income securities. Additionally included in Level 2 are interest rate swap agreements which are valued using a mid-market valuation model.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010 and November 30, 2009

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

There were no changes in the level 3 fair value instruments for the six months ended November 30, 2010. There were no significant transfers in and out of Level 1 and 2 measurements for the six months ended November 30, 2010.

	Fair Value Measurements using inputs considered as:			Fair Value at Nov 30, 2010
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$5,326	$—	$—	$5,326
Corporate bond securities	—	6,498	—	6,498
U.S. government agency obligations	—	—	—	—

Total	$5,326	$6,498	$—	$11,824
Marketable securities
Corporate bond securities	$—	$31,740	$—	31,740
U.S. government agency obligations	—	49,881	1,850	51,731

Total	—	81,621	1,850	83,471

Total Financial Assets	$5,326	$88,119	$1,850	$95,295

Financial Liabilities
Interest rate swap agreements	$—	$1,139	$—	$1,139

Total Financial Liabilities	$—	$1,139	$—	$1,139

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010 and November 30, 2009

(unaudited)

NOTE I – FAIR VALUE – (cont’d)

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2010
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$9,315	$—	$—	$9,315
Corporate bond securities	—	17,996	—	17,996
U.S. government agency obligations	—	18,998	—	18,998

Total	$9,315	$36,994	$—	$46,309
Marketable securities
Corporate bond securities	$—	$24,172	$—	24,172
U.S. government agency obligations	—	15,289	1,850	17,139

Total	—	39,461	1,850	41,311

Total Financial Assets	$9,315	$76,455	$1,850	$87,620

Financial Liabilities
Interest rate swap agreements	$—	$995	$—	$995

Total Financial Liabilities	$—	$995	$—	$995

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. The updated guidance is effective for the reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010. We have provided the additional disclosures necessary beginning with the first quarter of fiscal 2011.

We are exposed to market risk due to changes in interest rates. To reduce that risk, we periodically enter into certain derivative financial instruments to hedge its underlying economic exposure. We use derivative instruments as part of our interest rate risk management strategy. The derivative instruments used are floating-to-fixed rate interest rate swaps, which are subject to cash flow hedge accounting treatment. We recognized interest income of $45,000 and interest expense of $146,000 for the three months and six months ended November 30, 2010, respectively, and interest expense of $101,000 and $103,000 for the three and six months ended November 30, 2009, respectively.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010 and November 30, 2009

(unaudited)

NOTE J – MARKETABLE SECURITIES

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality instruments, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate its position in the securities in the near term. At November 30, 2010 and May 31, 2010, we had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that had failed auctions. The authorities are current in their interest payments on the securities.

Marketable securities as of November 30, 2010 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$51,915	$7	$(191)	$51,731
Corporate bond securites	31,775	19	(54)	31,740

	$83,690	$26	$(245)	$83,471

Marketable securities as of May 31, 2010 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$17,174	$14	$(49)	$17,139
Corporate bond securites	24,179	46	(53)	24,172

	$41,353	$60	$(102)	$41,311

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010 and November 30, 2009

(unaudited)

NOTE K – LITIGATION

AngioDynamics v. Vascular Solutions

On July 29, 2009, we filed a complaint in the United States District Court for the District of Delaware against Vascular Solutions, Inc. (NASDAQ: VASC). The complaint alleged that Vascular Solutions’ Vari-Lase Bright-Tip fiber product line infringed on claims of two of our patents, US 7,273,478 and US 7,559,329 (“the ‘478 and ‘329 patents”). These patents relate to methods of treating varicose veins using endovenous laser treatments. Vascular Solutions filed with the U.S. Patent & Trademark Office, or PTO, requests for inter partes reexamination of the ‘478 and ‘329 patents. The PTO initiated reexamination of these patents. No final ruling on the merits has been made at this time. Vascular Solutions denied the allegations of infringement and counterclaimed for a declaratory judgment that it does not infringe, that the patents are invalid and that the patents are unenforceable as a result of alleged inequitable conduct. Vascular Solutions did not seek damages but did seek attorney’s fees and costs of an unspecified amount should it prevail on its counterclaims and defenses. The case was transferred to the United States District Court for the District of Minnesota. On December 21, 2010 the parties entered into a confidential settlement agreement and filed with the Court a stipulation for entry of consent judgment pursuant to which Vascular Solutions has agreed that the asserted claims of the ‘478 and ‘329 patents are valid and enforceable. We granted Vascular Solutions a non-exclusive license under the ‘478 and ‘329 patents for an undisclosed amount. The parties filed in the PTO a stipulated motion to terminate the inter partes reexamination proceedings.

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

November 30, 2010 and November 30, 2009

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

Previously we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology. Effective June 1, 2010, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division and placed under the leadership of a general manager. At the same time we combined what had been separate Peripheral Vascular and Access sales groups into the Vascular sales group under the leadership of a vice president of sales reporting to the general manager. The Vascular segment is responsible for products targeting the venous intervention, venous access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it. For the past five fiscal years, approximately 95% of our net sales were from single-use, disposable products.

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. For the three months ended November 30, 2010 and November 30, 2009 approximately 12% of our net sales were from markets outside the United States as compared with the six months ended November 30, 2010 and November 30, 2009, when approximately 11% of our net sales were from markets outside the United States.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For the three and six months ended November 30, 2010, our research and development (“R&D”) expenditures were $5.3 million and $10.5 million, respectively, which represented 9.9% and 10.0 % of net sales. This is compared to $4.8 million and $9.6 million in the prior year periods which constituted 8.9% and 9.3%, respectively, of net sales. R&D activities include research, product development, clinical studies, intellectual property affairs and regulatory affairs. We expect that our R&D expenditures will be between 8% and 10% of net sales in fiscal 2011 primarily due to investment in our NanoKnife technology. However, downturns in our business could cause us to reduce our R&D spending.

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

Recent Developments

Company reorganization

Previously we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology. Effective June 1, 2010, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division and placed under the leadership of a general manager. At the same time we combined what had been separate Peripheral Vascular and Access sales groups into the Vascular sales group under the leadership of a vice president of sales reporting to the general manager. The Vascular segment is responsible for products targeting the venous intervention, venous access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

Results of Operations

Three Months ended November 30, 2010 and November 30, 2009

For the second quarter of fiscal 2011, we reported net income of $3.3 million, or $0.13 per diluted common share, on net sales of $53.4 million, compared with net income of $3.1 million, or $0.13 per diluted common share, on net sales of $53.5 million in the second quarter of the prior year. Gross profit was 59.1% in the second quarter of fiscal 2011, consistent with the 59.1% in the second quarter of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Three Months Ended
	Nov 30, 2010	Nov 30, 2009
Net sales	100.0%	100.0%
Gross profit	59.1%	59.1%
Research and development expenses	9.9%	8.9%
Sales and marketing expenses	25.8%	28.1%
General and administrative expenses	9.3%	7.5%
Amortization of intangibles	4.0%	4.6%
Operating income	10.1%	10.0%
Other income (expenses)	(0.5%)	(0.5%)
Net income	6.1%	5.9%

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and returns. Net sales of $53.4 million declined $87 thousand on an as reported basis and increased $63 thousand on a constant currency basis from the $53.5 million reported in the second quarter of 2010. This change in net sales was primarily attributable to a 2% decrease in average selling prices and decreased unit sales of dialysis products, Angiographic products, Sotradecol, Benephit renal infusion products and Habib resection devices, offset by increased unit sales of LC Beads, RF electrodes, vascular access ports and Nanoknife products.

From a reportable segment perspective, Vascular sales decreased 6% to $37.5 million from $39.8 million. This decrease was driven primarily by 4% lower average selling prices of Vascular products sold in the quarter and decreased unit sales of dialysis products, Angiographic products, Sotradecol and Benephit renal infusion products, partially offset by increased unit sales of vascular access ports, Venacure EVLT procedure kits, and micro access sets. Oncology sales were $15.9 million, an increase of 16% over prior year sales of $13.6 million primarily as a result of increased unit sales of LC Beads and Nanoknife generators and probes and a 3% increase in average selling prices, partially offset by decreased unit sales of Habib resection devices. Nanoknife sales totaled $1.6 million in the second quarter of fiscal 2011.

From a geographical perspective, U.S. sales decreased $785 thousand or 2% in the second quarter of fiscal 2011 to $46.7 million from $47.5 million a year ago. This decrease is primarily attributable to a 2% decrease in average selling prices and decreased unit sales of dialysis products, Angiographic products, Sotradecol, Benephit renal infusion products, RF electrodes and Habib resection devices. This decline was partially offset by increased unit sales of LC Beads, RF electrodes and Nanoknife products. International sales were $6.7 million in the fiscal second quarter of 2011, an increase of 12% from $6.0 million in the same period of fiscal 2010. Increased unit sales of Nanoknife products, RF Ablation products and vascular access ports comprised the majority of this increase. A decline in unit sales of VenaCure EVLT products partially offset these increases.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales was 59.1% in the second quarter of 2011, consistent with the prior year period. While there was no overall change in gross profit percentage in the comparable periods, continued pressure from the competitive pricing environment in the Vascular division resulted in 4% lower average selling prices on Vascular products from the prior year period which were offset by various programs to reduce material costs and improve factory utilization. Within the Oncology division increased gross profit resulted from increased unit sales of Nanoknife and LC Bead products and a 3% increase in average selling price of Oncology products. Overall, average selling prices declined by 2% in the second quarter compared to the same prior year period.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical affairs and register and maintain our intellectual property. R&D expenses increased by $496 thousand, or 10%, to $5.3 million in the second quarter of fiscal 2011 compared to the same prior year period. The increase is primarily due to clinical and regulatory expenses related to our Oncology products and the cost of increased engineering headcount. As a percentage of net sales, R&D expenses were 9.9% for the fiscal second quarter of 2011, compared with 8.9% for the same period a year ago.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and samples. S&M expenses decreased $1.2 million or 8% to $13.8 million in the second quarter of fiscal 2011 compared to the same prior year period. This decrease is primarily due to reduced commissions expense, reduced spending on marketing and promotion programs and a continued focus on managing discretionary spending. As a percentage of net sales, S&M expenses were 25.8% for the fiscal second quarter of 2011, compared with 28.1% for the prior year period.

General and administrative expenses. General and administrative (“G&A”) expenses include executive management, finance, accounting, legal, human resources and information technology and the administrative and professional costs associated with those activities. G&A expenses increased $914 thousand, or 23%, to $4.9 million in the second quarter of fiscal 2011 compared to the same prior year period primarily due to $772 thousand in severance and restructuring costs. Other factors include increased costs related to the Latham, NY facility, expansion of our business development function and to personnel and other infrastructure costs to support our growth. G&A expenses increased to 9.3% of net sales compared with 7.5% in the prior year period.

Amortization of intangibles. Amortization of intangibles was $2.1 million in the second quarter of fiscal 2011 compared with $2.5 million in the second quarter of fiscal 2010.

Operating income. Operating income was $5.4 million and $5.3 million for the second quarter of fiscal 2011 and 2010, respectively. As a percentage of sales, operating income remained at 10.1% for the second quarter of 2011 compared with 10.0% in the same prior year period.

Other income (expenses). Other income and expenses for the second quarter of fiscal 2011 was $262 thousand of net expense compared with $290 thousand of net expense in the same period a year ago, both representing 0.5% of net sales in their respective periods.

Income taxes. Our effective tax rate was 36% for the fiscal second quarter of 2011 compared with 38% for the same prior year period. The current quarter reflects an increased benefit from the Domestic Production Activities Deduction, partially offset by the December 31, 2009 expiration of the R&D tax credit.

Net income. For the second quarter of 2011, we reported net income of $3.3 million, an increase of $150 thousand from net income of $3.1 million for the prior year quarter.

Investment in Nanoknife Technology. The sales and costs associated with the Nanoknife technology is recorded in our Oncology division. Taking into account the sales and the related cost of sales and operating expenses, the net impact of our investment in Nanoknife technology in the second fiscal quarter of 2011 was $1.5 million on pretax income and $1.0 million or ($0.04) per share after tax compared with $2.2 million on pretax income and $1.4 million or ($0.06) per share after tax in the second fiscal quarter of 2010.

Six Months ended November 30, 2010 and November 30, 2009

For the first six months of fiscal 2011, we reported net income of $5.2 million, or $0.21 per diluted common share, on net sales of $104.9 million, compared with net income of $5.2 million, or $0.21 per diluted common share, on net sales of $103.6 million in the first six months of the prior year. Gross profit was 58.7% in the first six months of fiscal 2011 compared with 59.6% in the first six months of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Six Months Ended
	Nov 30, 2010	Nov 30, 2009
Net sales	100.0%	100.0%
Gross profit	58.7%	59.6%
Research and development expenses	10.0%	9.3%
Sales and marketing expenses	26.9%	29.4%
General and administrative expenses	9.1%	7.8%
Amortization of intangibles	4.2%	4.6%
Operating income	8.5%	8.6%
Other income (expenses)	(0.8%)	(0.4%)
Net income	4.9%	5.1%

Net sales. Net sales for first six months of fiscal 2011 increased by 1%, or $1.3 million on an as reported basis and 2% or $1.6 million on a constant currency basis, to $104.9 million from $103.6 million in the first six months of the prior year. The growth in net sales was primarily attributable to increased unit sales of LC Beads, Nanoknife products, and micro access sets offset by a 2% overall decrease in average selling prices and decreased unit sales of dialysis products, Habib resection devices, Angiographic and PTA (percutaneous transluminal angioplasty) catheters, and Benephit renal infusion products.

From a reportable segment perspective, Vascular sales decreased 5% to $73.4 million from $77.1 million. This decrease is primarily attributable to 4% lower average selling prices of Vascular products and decreased unit sales of dialysis products, Angiographic and PTA catheters, and Benephit renal infusion products, partially offset by increased unit sales of vascular access ports, Venacure EVLT procedure kits, and micro access sets. Oncology sales were $31.4 million, an increase of 19% over the prior year primarily as a result of increased unit sales of our LC Beads and Nanoknife products and a 3% increase in average selling prices, partially offset by decreased unit sales of Habib resection devices. Nanoknife sales totaled $2.7 million in the first six months of fiscal 2011.

From a geographical perspective, U.S. sales decreased $225 thousand or 0.2% in the first six months of fiscal 2011 to $92.2 million from $92.4 million a year ago. This decrease is primarily attributable to a 2% overall decrease in average selling prices and decreased unit sales of dialysis products, Habib resection devices, Angiographic and PTA catheters, and Benephit renal infusion products partially offset by increased unit sales of LC Beads, Nanoknife products, and micro access sets. International sales were $12.7 million in the six month period ended November 30, 2010, an increase of 14% and 17% on a constant currency basis from $11.2 million in the same period of fiscal 2010. Increased unit sales of RF Ablation products, Nanoknife products and vascular access ports comprised the majority of this increase which was partially offset by a decline in unit sales of VenaCure EVLT products.

Gross profit. Our gross profit as a percentage of sales was 58.7% in the first six months of fiscal 2011 compared with 59.6% for the same period in the prior year. In addition to the volume changes described above, the decrease in gross profit percentage was also attributable to 4% lower average selling prices for Vascular products, partially offset by 3% higher average selling prices for Oncology products.

Research and development expenses. R&D expenses increased by $889 thousand, or 9%, to $10.5 million in the six month period ended November 30, 2010 compared to the same period in the prior year. The increase is primarily due to increased engineering headcount and to increased costs necessary to fund clinical research projects for our Oncology products. As a percentage of net sales, R&D expenses were 10.0% for the six month period ended November 30, 2010, compared with 9.3% for the same prior year period.

Sales and marketing expenses. S&M expenses decreased $2.2 million or 7% to $28.2 million in the first six months of fiscal 2011 compared to the same period in the prior year. This decrease is primarily due to reduced spending in marketing and promotion programs, reduced commissions expense and a continued focus on managing discretionary spending. As a percentage of net sales, S&M expenses were 26.9% for the first six months of fiscal 2011, compared with 29.4% for the prior year period.

General and administrative expenses. G&A expenses increased $1.4 million, or 18%, to $9.5 million in the first six months of fiscal 2011 compared to the same period in the prior year due to $772 thousand in severance and restructuring costs, increased costs associated with the Latham, NY facility, expansion of our business development function and to personnel and other infrastructure costs to support our growth. G&A expenses increased to 9.1% of net sales compared with 7.8% in the prior year period.

Amortization of intangibles. Amortization of intangibles was $4.4 million in the six month period ending November 30, 2010 compared to $4.7 million in the prior year period.

Operating income. Operating income was $8.9 million for the both the first six months of fiscal 2011 and 2010. As a percentage of sales, operating income for the first six months of 2011 declined to 8.5% compared with 8.6% in the prior year same period.

Other income (expenses). Other income and expenses for the first six months of fiscal 2011 was $790 thousand of net expense, or (0.8%) of net sales compared with $455 thousand of net expense, representing (0.4%) of net sales in the same period a year ago. The increase in expense is primarily related to increased foreign exchange losses, increased other investment losses and increased credit card fees partially offset by reduced expense from an interest rate swap.

Income taxes. Our effective tax rate was 36% for the six month period ending November 30, 2010 compared with 38% for the same prior year period. The current year to date period reflects an increased benefit from the Domestic Production Activities Deduction, partially offset by the December 31, 2009 expiration of the R&D tax credit.

Net income. For the first six months of fiscal 2011, we reported net income of $5.2 million, consistent with the same prior year period.

Investment in Nanoknife Technology. Taking into account the sales and related cost of sales and operating expenses, the net impact of our investment in Nanoknife technology in the first half of 2011 was $3.1 million on pretax income and $2.0 million or ($0.08) per share after tax compared with $4.7 million on pretax income and $2.9 million or ($0.12) per share after tax in the first half of 2010.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $110.6 million at November 30, 2010, compared with $100.1 million at May 31, 2010. Marketable securities consisted of U.S. government issued or guaranteed securities, corporate bonds and auction rate securities. At November 30, 2010, total debt was $6.7 million comprised of short and long-term bank debt that financed our facility expansions in Queensbury, New York. This compared with $6.8 million at May 31, 2010.

Summary of cash flows (in thousands):

	Six Months ended
	Nov 30, 2010	Nov 30, 2009
Cash provided by (used in):
Operating activities	$11,626	$12,381
Investing activities	(43,883)	(4,870)
Financing activities	588	826
Effect of exchange rate changes on cash and cash equivalents	38	10

Net change in cash and cash equivalents	$(31,631)	$8,347

Net cash provided by operating activities for the six months ended November 30, 2010 was $11.6 million compared with $12.4 million in the same prior year period. Cash generated from operating activities during the first six months of fiscal year 2011 was primarily the result of net income and the effect on net income of non cash items, such as depreciation and amortization and stock-based compensation, as well as a decrease in accounts receivable and prepaid expenses and other assets offset by decreases in accounts payable and accrued liabilities and increases in inventories. The prior year period consisted of similar components.

Net cash used in investing activities was $43.9 million for the six months ended November 30, 2010 compared with $4.9 million for the same prior year period. The net cash provided by investing activities in the first six months of 2011 and 2010 consisted primarily of net purchases of marketable securities and available-for-sale short term investments.

Net cash provided by financing activities was $588 thousand for the six months ended November 30, 2010 compared to $826 thousand for the comparable prior year period. Cash provided by financing activities for the both periods primarily consisted of proceeds from purchases under the employee stock purchase plan and proceeds from the exercise of stock options.

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

At November 30, 2010, we maintained variable interest rate financing of $6.7 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with a bank under which we agreed to pay the bank fixed annual interest rate of 4.45% and 5.06% and the bank assumed our variable interest payment obligations under the financing.

Nearly all of our sales have historically been denominated in United States dollars. In fiscal 2007 we began to make sales in other currencies, particularly the Euro, GB pound and Canadian dollar. Approximately 4% of our sales in the first six months of fiscal 2011 were denominated in currencies other than the US dollar, primarily the Euro and GB pound. We currently have no significant direct foreign currency exchange risk.

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities primarily of less than two years. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and marketable securities and therefore affect our cash flows and results of operations. We hold investments in auction rate securities (“ARS”) in order to generate higher than typical money market investments. ARS typically are high credit quality instruments, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids. Such instances are usually the result of a drastic deterioration of issuer credit quality. Should there be a failed auction, we may be unable to liquidate our position in the securities in the near term. We have $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that have failed auctions. The authorities are current in their interest payments on the securities.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries

Part II: Other Information

Item 1.	Legal Proceedings.

Certain legal proceedings in which we are involved are described in our annual report on Form 10-K for the fiscal year ended May 31, 2010. There have been no material developments in such proceedings during the period covered by this quarterly report on Form 10-Q, other than the settlement reached on December 21, 2010 in the AngioDynamics v. Vascular Solutions proceedings discussed in Note K herein.

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

Supply and Distribution Agreement with Biocompatibles UK Limited

We sell the embolization product, LC Bead, pursuant to a Supply and Distribution Agreement with Biocompatibles UK Limited that grants us the exclusive distribution rights to the product in the United States. The Agreement was entered into in April 2006 and was amended in October 2007, June 2008, March 2009 and March 2010. Under the Agreement, we are required to purchase certain minimum levels of product from Biocompatibles. The March 2010 Amendment specifies distribution rights until December 31, 2011. During the second fiscal quarter of 2011, LC Beads accounted for approximately 12% of our net sales and 13% of net sales in the first half of the fiscal year. On November 19, 2010, the boards of BTG PLC and Biocompatibles announced they have reached agreement with terms of a proposal whereby BTG will acquire the entire share capital of Biocompatibles. Failure to extend our distribution rights to LC Bead after December 31, 2011, could have an adverse effect on our operations.

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

ANGIODYNAMICS, INC.
(Registrant)

Date: January 7, 2011	/s/ JOHANNES C. KELTJENS
Johannes C. Keltjens, President,
Chief Executive Officer
(Principal Executive Officer)

Date: January 7, 2011	/s/ D. JOSEPH GERSUK
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