Form 10-Q
period 2011-02-28
ANGIODYNAMICS INC
filed 2011-04-08
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 4, 2011
Common Stock, par value $.01	24, 975,757 shares

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Feb 28, 2011	Feb 28, 2010	Feb 28, 2011	Feb 28, 2010
Net sales	$54,648	$52,207	$159,527	$155,758
Cost of sales	22,927	21,934	66,250	63,746

Gross profit	31,721	30,273	93,277	92,012

Operating expenses
Research and development	5,322	4,289	15,824	13,901
Sales and marketing	14,553	14,032	42,790	44,433
General and administrative	4,346	4,075	13,877	12,183
Amortization of intangibles	2,252	2,284	6,660	7,007

Total operating expenses	26,473	24,680	79,151	77,524

Operating income	5,248	5,593	14,126	14,488

Other income (expenses)
Interest income	208	181	536	531
Interest expense	(119)	(137)	(359)	(545)
Other expense	(267)	(277)	(1,145)	(674)

Total other income (expenses)	(178)	(233)	(968)	(688)

Income before income tax provision	5,070	5,360	13,158	13,800
Income tax provision	1,259	2,027	4,180	5,227

Net income	$3,811	$3,333	$8,978	$8,573

Earnings per common share
Basic	$0.15	$0.14	$0.36	$0.35

Diluted	$0.15	$0.13	$0.36	$0.35

Basic weighted average shares outstanding	24,902	24,622	24,833	24,523
Diluted weighted average shares outstanding	25,174	24,867	25,085	24,722

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	Feb 28, 2011	May 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,257	$58,763
Marketable securities, at fair value	84,973	41,311

Total cash, cash equivalents and marketable securities	120,230	100,074
Accounts receivable, net of allowances of $495 and $558, respectively	28,461	29,838
Inventories	29,489	29,216
Deferred income taxes	3,848	5,281
Prepaid expenses and other	4,539	6,951

Total current assets	186,567	171,360
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation	23,714	24,193
OTHER ASSETS	2,598	2,557
INTANGIBLE ASSETS, less accumulated amortization	53,770	58,352
GOODWILL	161,959	161,974
DEFERRED INCOME TAXES, long term	1,638	2,527
PREPAID ROYALTIES	3,153	2,962

TOTAL ASSETS	$433,399	$423,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,163	$12,044
Accrued liabilities	13,047	13,722
Current portion of long-term debt	270	260

Total current liabilities	21,480	26,026
LONG-TERM DEBT, net of current portion	6,345	6,550

Total liabilities	27,825	32,576

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 24,975,157 and 24,747,145 shares at February 28, 2011 and May 31, 2010, respectively	249	247
Additional paid-in capital	370,660	365,344
Retained earnings	36,130	27,152
Accumulated other comprehensive loss	(1,465)	(1,394)

Total stockholders’ equity	405,574	391,349

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$433,399	$423,925

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	Feb 28, 2011	Feb 28, 2010
Cash flows from operating activities:
Net income	$8,978	$8,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,112	9,256
Tax effect on exercise of stock options and issuance of performance shares	(97)	(145)
Deferred income taxes	2,437	4,943
Change in allowance for excess and obsolete inventory	142	(640)
Stock based compensation	3,402	3,672
Imputed interest	—	153
Change in accounts receivable allowances	(63)	(68)
Other	(29)	(97)
Changes in operating assets and liabilities:
Accounts receivable	1,440	713
Inventories	(87)	3,170
Prepaid expenses and other	2,371	(8)
Accounts payable and accrued liabilities	(5,633)	(5,708)

Net cash provided by operating activities	21,973	23,814

Cash flows from investing activities:
Additions to property, plant and equipment	(1,972)	(3,394)
Acquisition of intangible assets and business	(1,084)	(5,342)
Other cash flows from investing activities	(182)	—
Purchases of marketable securities	(149,990)	(37,834)
Proceeds from sale or maturity of marketable securities	105,890	29,649

Net cash used in investing activities	(47,338)	(16,921)

Cash flows from financing activities:
Repayment of long-term debt	(195)	(205)
Proceeds from exercise of stock options and employee stock purchase plan	2,012	2,934

Net cash provided by financing activities	1,817	2,729

Effect of exchange rate changes on cash and cash equivalents	42	(18)

(Decrease) increase in cash and cash equivalents	(23,506)	9,604
Cash and cash equivalents at beginning of period	58,763	27,909

Cash and cash equivalents at end of period	$35,257	$37,513

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Nine Months Ended February 28, 2011

(unaudited)

(in thousands, except share data)

	Common Stock		Additional paid in	Retained	Accumulated other comprehensive		Comprehensive
	Shares	Amount	capital	earnings	loss	Total	income
Balance at May 31, 2010	24,747,145	$247	$365,344	$27,152	$(1,394)	$391,349
Net income				8,978		8,978	$8,978
Exercise of stock options	97,858	1	870	—	—	871	—
Purchase of common stock under Employee Stock Purchase Plan	84,927	1	1,103	—	—	1,104	—
Issuance/Cancellation of performance shares	45,227	—	—	—	—	—	—
Tax effect of exercise of stock options	—	—	(59)	—	—	(59)	—
Stock based compensation	—	—	3,402	—	—	3,402	—
Unrealized loss on marketable securities, net of tax of $134	—	—	—	—	(229)	(229)	(229)
Unrealized gain on interest rate swap, net of tax of $13	—	—	—	—	22	22	22
Foreign currency translation	—	—	—	—	136	136	136

Comprehensive income							$8,907

Balance at February 28, 2011	24,975,157	$249	$370,660	$36,130	$(1,465)	$405,574

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011 and February 28, 2010

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of February 28, 2011, the consolidated statement of stockholders’ equity and comprehensive income for the nine months ended February 28, 2011, the consolidated statement of cash flows for the nine months ended February 28, 2011 and February 28, 2010 and the consolidated statements of income for the three and nine months ended February 28, 2011 and February 28, 2010 have been prepared by us without audit. The consolidated balance sheet as of May 31, 2010 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended February 28, 2011 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2010, filed by us on August 6, 2010. The results of operations in the fiscal periods ended February 28, 2011 and February 28, 2010 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the three and nine months ended February 28, 2011 and 2010 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, and AngioDynamics UK Limited (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

Previously we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. Effective June 1, 2010, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division and placed under the leadership of a general manager. At the same time we combined what had been separate Peripheral Vascular and Access sales groups into the Vascular sales group under the leadership of a vice president of sales reporting to the general manager. The Vascular segment is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology /Surgery segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011 and February 28, 2010

(unaudited)

NOTE C – INVENTORIES

Inventories consist of the following:

	Feb 28, 2011	May 31, 2010
	(in thousands)
Raw materials	$11,572	$11,817
Work in process	3,664	3,657
Finished goods	16,596	15,943

Gross Inventories	31,832	31,417
Less: Reserves	(2,343)	(2,201)

Inventories	$29,489	$29,216

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

For goodwill, the impairment test requires a comparison of the estimated fair value of the reporting unit to which the goodwill is assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of the reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge. Our determination of impairment is based on estimates of future cash flows. We test goodwill for impairment during the third quarter of every fiscal year, or more frequently if impairment indicators arise. Events that could, in the future, result in impairment include, but are not limited to, sharply declining sales for a significant product or in a significant geographic region.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Previously we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. Effective June 1, 2010, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division and placed under the leadership of a general manager. At the same time we combined what had been separate Peripheral Vascular and Access sales groups into the Vascular sales group under the leadership of a vice president of sales reporting to the general manager. The Vascular segment is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology/Surgery segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

We completed our annual goodwill impairment test by reporting unit as of December 31, 2010. At December 31, 2010, our reporting units were the same as our reportable segments. We determined our reporting units in accordance with FASB accounting guidance. Our assessment of goodwill impairment indicated that the fair value of each of our reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired. The fair value of Vascular and Oncology/Surgery exceeded its carrying value by 4% and 13%, respectively. The sum of the fair values of the reporting units was reconciled to our current market capitalization (based upon our stock price) plus an estimated control premium of approximately 9% as of December 31, 2010.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011 and February 28, 2010

(unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

To determine fair value, we considered two market-based approaches and an income approach. Under the market-based approaches, we utilized information regarding our own as well as publicly available industry information to determine earnings multiples and sales multiples. Under the income approach, we determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. We determined the discounted cash flow as the best indicator to determine fair value.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Solely for purposes of establishing inputs for the fair value calculations, we assumed that the current economic conditions would continue through fiscal year 2012, followed by a recovery thereafter. In addition, we applied gross margin assumptions consistent with our historical trends at various revenue levels and used an EBITDA exit multiple of 6.0 and 7.0 to calculate the terminal value of the Vascular and Oncology/Surgery reporting units, respectively, which was also consistent with the prior year. In addition, we used a discount rate of 18% and 20% to calculate the fair value of our Vascular and Oncology/Surgery reporting units, respectively. Discount rates of 21%, 15% and 18%, were used in the prior year for the Peripheral Vascular, Access and Oncology/Surgery, respectively.

Since early November 2008, our stock market capitalization has at times been lower than our shareholders’ equity or book value. However, our reporting units have continued to generate significant cash flow from their operations, and we expect that they will continue to do so in fiscal 2012 and beyond. Furthermore, given the relatively small difference between our stock price and our book value per share, we believe that a reasonable potential buyer would offer a control premium for our business that would adequately cover the difference between our trading prices and our book value.

Goodwill by segment is as follows:

Feb 28, 2011
Vascular	$107,973
Oncology/Surgery	53,986

$161,959

May 31, 2010
Vascular	$107,982
Oncology/Surgery	53,992

$161,974

Even though we determined that there was no goodwill impairment as of December 31, 2010, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require an interim assessment for one or both of the reporting units prior to the next required annual assessment as of December 31, 2011. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011 and February 28, 2010

(unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

During the nine months ended February 28, 2011, options assumed in connection with the acquisition of RITA Medical Systems, Inc. were exercised causing an adjustment to the purchase price allocation as noted below. The exercises will result in a tax benefit when the annual tax return is filed.

Changes in the carrying amount of goodwill for the nine months ended February 28, 2011 are as follows (in thousands):

Balance, May 31, 2010	$161,974
Adjustments to purchase price allocation	(15)

Balance, February 28, 2011	$161,959

Intangible assets are amortized over their estimated useful lives. The balances of intangible assets are as follows:

	February 28, 2011
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$48,659	$(15,377)	$33,282	13.5
Customer relationships	32,981	(16,360)	16,621	7.5
Licenses	6,252	(2,807)	3,445	9.1
Distributor relationships	900	(900)	—	3.0
Trademarks	675	(253)	422	9.2

	$89,467	$(35,697)	$53,770

	May 31, 2010
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$48,648	$(12,341)	$36,307	13.5
Customer relationships	31,125	(13,216)	17,909	7.5
Licenses	6,040	(2,379)	3,661	9.2
Distributor relationships	900	(900)	—	3.0
Trademarks	675	(200)	475	9.2

	$87,388	$(29,036)	$58,352

We are performing our annual evaluation of our Vascular product strategy. We may decide not to further develop and market a product using the Medron technology, in which case some or all of the net book value of $4.2 million would be impaired. If we were to record an impairment, the charges could be material to the results of operations.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011 and February 28, 2010

(unaudited)

NOTE E – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Feb 28, 2011	May 31, 2010
	(in thousands)
Payroll and related expenses	$6,809	$8,444
Royalties	1,534	1,508
Sales and franchise taxes	828	1,017
Fair value of interest rate swap	916	995
Other	2,960	1,758

Total	$13,047	$13,722

NOTE F – INCOME TAXES

Our effective income tax rates for the three month periods ending February 28, 2011 and February 28, 2010 were 25% and 38%, respectively. Our effective income tax rates for the nine month periods ending February 28, 2011 and February 28, 2010 were 32% and 38%, respectively. Both the three and nine month periods ending February 28, 2011 reflect the benefit of the retroactive renewal of the R&D tax credit that expired in December 2009 and an increase in the Domestic Production Activities Deduction.

During our fiscal third quarter of 2011, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed which retroactively extended the research credit from January 1, 2010 to December 31, 2011. This new legislation led to discrete tax benefits in the three month period ended February 28, 2011 of $161,000 for the research credit generated from January 1, 2010 to May 31, 2010, and $180,000 for the research credit generated from June 1, 2010 to November 30, 2010.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011 and February 28, 2010

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

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Three Months Ended		Nine Months Ended
	Feb 28, 2011	Feb 28, 2010	Feb 28, 2011	Feb 28, 2010
Basic	24,901,942	24,621,506	24,833,424	24,523,481
Effect of dilutive securities	271,957	245,449	251,903	198,127

Diluted	25,173,899	24,866,955	25,085,327	24,721,608

Excluded from the calculation of diluted earnings per common share are options and restricted stock awards issued to employees and non-employees to purchase 1,639,179 and 2,124,801 shares of common stock for the three and nine months ended February 28, 2011 and options and restricted stock awards issued to employees and non-employees to purchase 1,997,760 and 2,367,495 shares of common stock for the three and nine months ended February 28, 2010, as their inclusion would be antidilutive. The exercise prices of these options and restricted stock awards were between $0 and $53.92 at February 28, 2011.

NOTE H – SEGMENT AND GEOGRAPHIC INFORMATION

Previously we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. Effective June 1, 2010, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division and placed under the leadership of a general manager. At the same time we combined what had been separate Peripheral Vascular and Access sales groups into the Vascular sales group under the leadership of a vice president of sales reporting to the general manager. The Vascular segment is responsible for products targeting the venous intervention, venous access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology/Surgery segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011 and February 28, 2010

(unaudited)

NOTE H – SEGMENT AND GEOGRAPHIC INFORMATION – (cont’d)

Selected information by reportable segment is presented in the following tables (in thousands):

	Three Months Ended		As a Percentage of Net Sales Three Months Ended
	Feb 28, 2011	Feb 28, 2010	Feb 28, 2011	Feb 28, 2010
Net sales
Vascular	$38,333	$38,499
Oncology/Surgery	16,315	13,708

Total	$54,648	$52,207

Gross profit
Vascular	$21,051	$21,302	54.9%	55.3%
Oncology/Surgery	10,670	8,971	65.4%	65.4%

Total	$31,721	$30,273	58.0%	58.0%

Operating income
Vascular	$4,279	$5,027	11.2%	13.1%
Oncology/Surgery	969	566	5.9%	4.1%

Total	$5,248	$5,593	9.6%	10.7%

	Nine Months Ended		As a Percentage of Net Sales Nine Months Ended
	Feb 28, 2011	Feb 28, 2010	Feb 28, 2011	Feb 28, 2010
Net sales
Vascular	$111,767	$115,633
Oncology/Surgery	47,760	40,125

Total	$159,527	$155,758

Gross profit
Vascular	$62,307	$66,113	55.7%	57.2%
Oncology/Surgery	30,970	25,899	64.8%	64.5%

Total	$93,277	$92,012	58.5%	59.1%

Operating income
Vascular	$12,123	$14,304	10.8%	12.4%
Oncology/Surgery	2,003	184	4.2%	0.5%

Total	$14,126	$14,488	8.9%	9.3%

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011 and February 28, 2010

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

Total sales for geographic areas are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	Feb 28, 2011	Feb 28, 2010	Feb 28, 2011	Feb 28, 2010
Net Sales by Geography
United States	$48,338	$46,380	$140,513	$138,781
International	6,310	5,827	19,014	16,977

Total	$54,648	$52,207	$159,527	$155,758

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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include bank time deposits, money market funds, mutual funds and U.S. Treasury securities that are traded in an active exchange market.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include US government securities and corporate bonds. When quoted market prices are unobservable, we obtain pricing information from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing vendor are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many fixed income securities do not trade on a daily basis, the methodology of the pricing vendor uses available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The pricing vendor considers all available market observable inputs in determining the valuation for a security. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2 and primarily comprise our portfolio of corporate and government fixed income securities. Additionally included in Level 2 are interest rate swap agreements which are valued using a mid-market valuation model.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011 and February 28, 2010

(unaudited)

NOTE I – FAIR VALUE – (cont’d)

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently only includes auction rate securities where independent pricing information was not able to be obtained. Our investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable since these auction rate securities issued by New York state and local government authorities failed auction. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

There were no changes in the Level 3 fair value instruments for the nine months ended February 28, 2011. There were no significant transfers in and out of Level 1 and 2 measurements for the nine months ended February 28, 2011.

	Fair Value Measurements using inputs considered as:			Fair Value at Feb 28, 2011
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$15,765	$—	$—	$15,765
Corporate bond securities	—	5,998	—	5,998
U.S. government agency obligations	—	—	—	—

Total	$15,765	$5,998	$—	$21,763
Marketable securities
Corporate bond securities	$—	$31,756	$—	31,756
U.S. government agency obligations	—	51,367	1,850	53,217

Total	—	83,123	1,850	84,973

Total Financial Assets	$15,765	$89,121	$1,850	$106,736

Financial Liabilities
Interest rate swap agreements	$—	$916	$—	$916

Total Financial Liabilities	$—	$916	$—	$916

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011 and February 28, 2010

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

We are exposed to market risk due to changes in interest rates. To reduce this risk, we periodically enter into certain derivative financial instruments to hedge the underlying economic exposure. We use derivative instruments as part of our interest rate risk management strategy. The derivative instruments used are floating-to-fixed rate interest rate swaps, which are subject to cash flow hedge accounting treatment. We recognized interest income of $155,000 and $9,000 for the three months and nine months ended February 28, 2011, respectively, and interest income of $94,000 and interest expense of $9,000 for the three and nine months ended February 28, 2010, respectively on the cash flow hedge.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011 and February 28, 2010

(unaudited)

NOTE J – MARKETABLE SECURITIES

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality instruments, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate its position in the securities in the near term. At February 28, 2011 and May 31, 2010, we had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that had failed auctions. The authorities are current in their interest payments on the securities.

Marketable securities as of February 28, 2011 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$53,544	$5	$(332)	$53,217
Corporate bond securites	31,834	12	(90)	31,756

	$85,378	$17	$(422)	$84,973

Marketable securities as of May 31, 2010 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$17,174	$14	$(49)	$17,139
Corporate bond securites	24,179	46	(53)	24,172

	$41,353	$60	$(102)	$41,311

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011 and February 28, 2010

(unaudited)

NOTE K – LITIGATION

AngioDynamics v. biolitec

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc., in which we are seeking judgment against biolitec for defense and indemnification costs we incurred in two lawsuits that have been settled by us. Biolitec has filed counter-claims against us seeking reimbursement of approximately $1.6 million in alleged past defense costs paid by biolitec in one of the settled cases. Both parties have cross-moved for summary judgment on all counts, and the motions are currently pending before the Court. No trial date is currently set.

On October 26, 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG, et al. In this action, we are asserting claims of tortious interference with contract, piercing the corporate veil, declaratory judgment, fraudulent transfer, and unfair or deceptive business practices against biolitec, Inc., biolitec AG (the corporate parent of biolitec, Inc.), a shareholder of biolitec AG and an executive of biolitec AG. The defendants have not yet answered, and no counterclaims have been asserted against us to date. Defendants have moved to dismiss our claims; we have vigorously resisted their motions, which are currently pending.

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

February 28, 2011 and February 28, 2010

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

In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that a goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The updated guidance is effective beginning in our fiscal 2012 year. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB updated the accounting guidance relating to the disclosure of supplementary pro forma information for business combinations. The updated guidance requires companies to provide additional comparative pro forma financial information along with the nature and amount of any material nonrecurring pro forma adjustments related to the business combination. The updated guidance is effective for business combinations which have an acquisition date in fiscal years beginning on or after December 15, 2010 (our 2012 fiscal year). The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

Previously we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. Effective June 1, 2010, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division and placed under the leadership of a general manager. At the same time we combined what had been separate Peripheral Vascular and Access sales groups into the Vascular sales group under the leadership of a vice president of sales reporting to the general manager. The Vascular segment is responsible for products targeting the venous intervention, venous access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology/Surgery segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it. For the past five fiscal years, approximately 95% of our net sales were from single-use, disposable products.

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. For the three and nine months ended February 28, 2011 approximately 12% of our net sales were from markets outside the United States compared with 11% in the three and nine months ended February 28, 2010.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For the three and nine months ended February 28, 2011, our research and development (“R&D”) expenditures were $5.3 million and $15.8 million, respectively, which represented 9.7% and 9.9 % of net sales. This is compared to $4.3 million and $13.9 million in the prior year periods which constituted 8.2% and 8.9% of net sales, respectively. R&D activities include research, product development, clinical studies, intellectual property affairs and regulatory affairs. We expect that our R&D expenditures will be between 8% and 10% of net sales in fiscal 2011 primarily due to investment in our NanoKnife technology. However, downturns in our business could cause us to reduce our R&D spending.

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

Recent Developments

Company reorganization

Previously we organized our business into three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. Effective June 1, 2010, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division and placed under the leadership of a general manager. At the same time we combined what had been separate Peripheral Vascular and Access sales groups into the Vascular sales group under the leadership of a vice president of sales reporting to the general manager. The Vascular segment is responsible for products targeting the venous intervention, venous access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology/Surgery segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

FDA Warning Letter

On January 24, 2011 we received a warning letter from the U.S. Food and Drug Administration (the “FDA”) in connection with our marketing of the NanoKnife System. In the warning letter the FDA states that certain statements we made, including those on our company website, promote the use of the NanoKnife System beyond its currently cleared indications.

The warning letter does not restrict or prohibit the sale or marketing of our products and nor does it require us to recall any products. We take these matters seriously and are committed to complying with all applicable laws, rules and regulations in connection with the marketing and sale of our products. While we believe we have been fully responsive to the matters raised by the FDA in the warning letter, there can be no assurance that the FDA will be satisfied with our response. Therefore, we may be subject to additional regulatory action by the FDA, and any such actions could significantly disrupt our business and operations and have a material adverse impact on our financial position and results of operations. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. The warning letter is posted on the FDA’s website at www.fda.gov and is available for viewing.

Establishment of AngioDynamics Netherlands BV

In February 2011, we entered into an agreement with our distributor in the Netherlands to terminate our international distribution agreement, to purchase relevant business assets, and to secure their assistance in transferring customer relationships to AngioDynamics. As a result, we have established a direct sales operation and a business office in the Netherlands in accordance with our international growth strategy.

Results of Operations

Three Months ended February 28, 2011 and February 28, 2010

For the third quarter of fiscal 2011, we reported net income of $3.8 million, or $0.15 per diluted common share, on net sales of $54.6 million, compared with net income of $3.3 million, or $0.13 per diluted common share, on net sales of $52.2 million in the third quarter of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Three Months Ended
	Feb 28, 2011	Feb 28, 2010
Net sales	100.0%	100.0%
Gross profit	58.0%	58.0%
Research and development	9.7%	8.2%
Sales and marketing	26.6%	26.9%
General and administrative	8.0%	7.8%
Amortization of intangibles	4.1%	4.4%
Operating income	9.6%	10.7%
Other income(expenses)	(0.3%)	(0.4%)
Income taxes	2.3%	3.9%
Net income	7.0%	6.4%

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and returns. Net sales of $54.6 million increased $2.4 million from the $52.2 million reported in the third quarter of 2010. This change in net sales was primarily attributable to increased unit sales of LC Beads, Venacure/EVLT procedure kits, vascular access ports, Nanoknife products, and micro access kits, partially offset by a 4% decrease in average selling prices and decreased unit sales of dialysis products and Sotradecol.

From a reportable segment perspective, Vascular sales decreased slightly to $38.3 million from $38.5 million. This decrease was driven primarily due to 6% lower average selling prices and decreased unit sales of dialysis products and Sotradecol, offset by increased unit sales of vascular access ports, Venacure/EVLT procedure kits and micro access kits. Oncology/Surgery sales were $16.3 million, an increase of 19% over prior year sales of $13.7 million. The increase was primarily due to increased unit sales of LC Beads and Nanoknife products and a 3% increase in average selling prices. Nanoknife sales totaled $1.9 million in the third quarter of fiscal 2011.

From a geographic perspective, U.S. sales increased $1.9 million or 4% in the third quarter of fiscal 2011 to $48.3 million from $46.4 million a year ago. This increase is primarily attributable to increased unit sales of LC Beads, Nanoknife products, vascular access ports and Venacure/EVLT procedure kits, partially offset by decreased unit sales of dialysis products, Sotradecol and RF ablation products. International sales were $6.3 million in the fiscal third quarter of 2011, an increase of 8% from $5.8 million in the same period of fiscal 2010. Increased unit sales of Nanoknife products and RF Ablation products comprised the majority of this increase. A decline in unit sales of VenaCure EVLT products partially offset these increases.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales was 58.0% in the third quarter of 2011 and 58.0% in same quarter a year ago. As a result of the competitive pricing environment in the vascular market, average selling prices of our Vascular products declined 6% in the third quarter of fiscal 2011 from the comparable prior year period. This offset a 3% increase in average selling price of our Oncology/Surgery products and the effect of various programs to reduce material costs and improve factory utilization.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical affairs and register and maintain our intellectual property. R&D expenses increased by $1.0 million, or 24%, to $5.3 million in the third quarter of fiscal 2011 compared to the same prior year period. The increase is primarily due to increased development, clinical and regulatory expenses for our Oncology/Surgery products and increased process engineering costs for our Vascular products. As a percentage of net sales, R&D expenses were 9.7% for the fiscal third quarter of 2011, compared with 8.2% for the same period a year ago.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and samples. S&M expenses increased $521 thousand or 4% to $14.6 million in the third quarter of fiscal 2011 compared to the same prior year period. This increase is primarily due to increased sales commissions in the U.S. and sales salaries in the International operations, partially offset by lower U.S. marketing costs. As a percentage of net sales, S&M expenses were 26.6% for the fiscal second quarter of 2011, compared with 26.9% for the prior year period.

General and administrative expenses. General and administrative (“G&A”) expenses include executive management, finance, accounting, legal, human resources and information technology and the administrative and professional costs associated with those activities. G&A expenses increased $270 thousand, or 7%, to $4.3 million in the third quarter of fiscal 2011 compared to prior year period, primarily due to increased costs related to the Latham, NY facility, expansion of our business development function and to personnel, and other infrastructure costs to support our growth. G&A expenses increased to 8.0% of net sales compared with 7.8% in the prior year period.

Amortization of intangibles. Amortization of intangibles was $2.3 million in both the third quarter of fiscal 2011 and 2010.

Operating income. Operating income was $5.2 million and $5.6 million for the third quarter of fiscal 2011 and 2010, respectively. As a percentage of sales, operating income decreased to 9.6% for the third quarter of 2011 from 10.7% in the same prior year period.

Other income (expenses). Other income and expenses for the third quarter of fiscal 2011 was $178 thousand of net expense compared with $233 thousand of net expense in the same period a year ago, representing 0.3% and 0.4% of net sales in their respective periods.

Income taxes. Our effective tax rate was 25% for the fiscal third quarter of 2011 compared with 38% for the prior year period. The current quarter reflects the benefit of the retroactive renewal of the R&D tax credit that expired in December 2009 and an increase in the Domestic Production Activities Deduction.

During our fiscal third quarter of 2011, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed which retroactively extended the research credit from January 1, 2010 to December 31, 2011. This new legislation led to discrete tax benefits in the three month period ended February 28, 2011 of $161,000 for the research credit generated from January 1, 2010 to May 31, 2010, and $180,000 for the research credit generated from June 1, 2010 to November 30, 2010.

Net income. For the third quarter of 2011, we reported net income of $3.8 million, an increase of $478 thousand from net income of $3.3 million for the prior year quarter.

Investment in Nanoknife Technology. The financial results of our Nanoknife program are recorded in our Oncology/Surgery division. Taking into account the sales and the related cost of sales and operating expenses, the net impact of our investment in Nanoknife technology in the third fiscal quarter of 2011 was $1.2 million on pretax income and $0.9 million or ($0.04) per share after tax compared with $2.1 million on pretax income and $1.3 million or ($0.05) per share after tax in the third fiscal quarter of 2010.

Nine Months ended February 28, 2011 and February 28, 2010

For the first nine months of fiscal 2011, we reported net income of $9.0 million, or $0.36 per diluted common share, on net sales of $159.5 million, compared with net income of $8.6 million, or $0.35 per diluted common share, on net sales of $155.8 million in the first nine months of the prior year. Gross profit was 58.5% in the first nine months of fiscal 2011 and 59.1% in the comparable prior year period.

The following table sets forth certain operating data as a percentage of net sales:

	Nine Months Ended
	Feb 28, 2011	Feb 28, 2010
Net sales	100.0%	100.0%
Gross profit	58.5%	59.1%
Research and development	9.9%	8.9%
Sales and marketing	26.8%	28.5%
General and administrative	8.7%	7.8%
Amortization of intangibles	4.2%	4.5%
Operating income	8.9%	9.3%
Other income(expenses)	(0.6%)	(0.4%)
Income taxes	2.6%	3.4%
Net income	5.6%	5.5%

Net sales. Net sales for first nine months of fiscal 2011 increased by 2%, or $3.8 million to $159.5 million from $155.8 million in the first nine months of the prior year. The growth in net sales was primarily attributable to increased unit sales of LC Beads, Nanoknife products, Venacure EVLT procedure kits, vascular access ports and micro access sets offset by an aggregate decrease in average selling prices of 3% and decreased unit sales of dialysis products, Benephit renal infusion products, Habib resection devices and Angiographic catheters.

From a reportable segment perspective, Vascular sales decreased 3% to $111.8 million from $115.6 million. This decrease is primarily attributable to 5% lower average selling prices of Vascular products and decreased unit sales of dialysis products, Benephit renal infusion products and Angiographic catheters, partially offset by increased unit sales of vascular access ports, Venacure EVLT procedure kits, and micro access sets. Oncology/Surgery sales were $47.8 million, an increase of 19% over the prior year primarily as a result of increased unit sales of our LC Beads and Nanoknife products and a 3% increase in average selling prices, partially offset by decreased unit sales of Habib resection devices. Nanoknife sales totaled $4.6 million in the first nine months of fiscal 2011.

From a geographic perspective, U.S. sales increased $1.7 million or 1% in the first nine months of fiscal 2011 to $140.5 million from $138.8 million a year ago. This increase is primarily attributable to increased unit sales of LC Beads and Nanoknife products offset by a 3% decrease in average selling prices and decreased unit sales of dialysis products, Benephit renal infusion products, Habib resection devices and Angiographic catheters. International sales were $19.0 million in the nine month period ended February 28, 2011, an increase of 12% from $17.0 million in the same period of fiscal 2010. On a constant currency, international sales increased 14% over the prior year period. Increased unit sales of RF Ablation and Nanoknife products comprised the majority of this increase and was partially offset by a decrease in unit sales of VenaCure EVLT products.

Gross profit. Our gross profit as a percentage of sales was 58.5% in the first nine months of fiscal 2011 compared with 59.1% for the same period in the prior year. In addition to the volume changes described above, the decrease in gross profit percentage was also attributable to 5% lower average selling prices for Vascular products, partially offset by 3% higher average selling prices for Oncology/Surgery products, or a net 3% lower average selling prices in the aggregate.

Research and development expenses. R&D expenses increased by $1.9 million, or 14%, to $15.8 million in the nine month period ended February 28, 2011 compared to the same period in the prior year. The increase is primarily due to increased development, clinical and regulatory expenses for our Oncology/Surgery products and increased process engineering costs for our Vascular products. As a percentage of net sales, R&D expenses were 9.9% for the nine month period ended February 28, 2011, compared with 8.9% for the same prior year period.

Sales and marketing expenses. S&M expenses decreased $1.6 million or 4% to $42.8 million in the first nine months of fiscal 2011 compared to the same period a year ago. This decrease is primarily due to lower marketing costs in the U.S. As a percentage of net sales, S&M expenses were 26.8% for the first nine months of fiscal 2011, compared with 28.5% for the prior year period.

General and administrative expenses. G&A expenses increased $1.7 million, or 14%, to $13.9 million in the first nine months of fiscal 2011 compared to the same period in the prior year due primarily to $772 thousand in severance and restructuring costs, increased costs associated with the Latham, NY facility, expansion of our business development function and to personnel and other infrastructure costs to support our growth. G&A expenses increased to 8.7% of net sales compared with 7.8% in the prior year period.

Amortization of intangibles. Amortization of intangibles was $6.7 million in the nine month period ending February 28, 2011 compared to $7.0 million in the prior year period.

Operating income. Operating income was $14.1 million for the first nine months of fiscal 2011 compared to $14.5 million in the same prior year period. As a percentage of sales, operating income for the first nine months of 2011 declined to 8.9% compared with 9.3% in the prior year same period.

Other income (expenses). Other income and expenses for the first nine months of fiscal 2011 was $968 thousand of net expense, or 0.6% of net sales compared with $688 thousand of net expense, representing 0.4% of net sales in the same period a year ago. The increase in expense is primarily related to increased credit card fees.

Income taxes. Our effective tax rate was 32% for the nine month period ending February 28, 2011 compared with 38% for the same prior year period. The current year to date period reflects the benefit of the retroactive renewal of the R&D tax credit that previously expired in December 2009 and an increase in the Domestic Production Activities Deduction.

During our fiscal third quarter of 2011, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed which retroactively extended the research credit from January 1, 2010 to December 31, 2011. This new legislation led to discrete tax benefits in the nine month period ended February 28, 2011 of $161,000 for the research credit generated from January 1, 2010 to May 31, 2010, and $180,000 for the research credit generated from June 1, 2010 to November 30, 2010.

Net income. For the first nine months of fiscal 2011, we reported net income of $9.0 million, compared with $8.6 million in the prior year period.

Investment in Nanoknife Technology. The financial results of our Nanoknife program are recorded in our Oncology/Surgery division. Taking into account the sales and related cost of sales and operating expenses, the net impact of our investment in Nanoknife technology in the first nine months of 2011 was $4.3 million on pretax income and $2.9 million or ($0.12) per share after tax compared with $6.8 million on pretax income and $4.2 million or ($0.17) per share after tax in the first nine months of 2010.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $120.2 million at February 28, 2011, compared with $100.1 million at May 31, 2010. Marketable securities consists of U.S. government issued or guaranteed securities, corporate bonds and auction rate securities. At February 28, 2011, total debt was $6.6 million comprised of short and long-term bank debt that financed our facility expansions in Queensbury, New York. This compared with $6.8 million at May 31, 2010.

Summary of cash flows (in thousands):

	Nine Months ended
	Feb 28,	Feb 28,
	2011	2010
Cash provided by (used in):
Operating activities	$21,973	$23,814
Investing activities	(47,338)	(16,921)
Financing activities	1,817	2,729
Effect of exchange rate changes on cash and cash equivalents	42	(18)

Net change in cash and cash equivalents	$(23,506)	$9,604

Net cash provided by operating activities for the nine months ended February 28, 2011 was $22.0 million compared with $23.8 million in the same prior year period. Cash generated from operating activities during the first nine months of fiscal year 2011 was primarily the result of net income and the effect on net income of non cash items, such as depreciation and amortization and stock-based compensation and changes in working capital balances. The prior year period consisted of similar components and a decrease in inventory due to consumption of bulk materials purchased at the end of fiscal 2009.

Net cash used in investing activities was $47.3 million for the nine months ended February 28, 2011 compared with $16.9 million for the same prior year period. The net cash used in investing activities in the first nine months of 2011 and 2010 consisted primarily of net purchases of marketable securities and available-for-sale short term investments. The prior year period was also impacted by the final purchase price payment of $5.0 million related to the Oncobionic acquisition.

Net cash provided by financing activities was $1.8 million for the nine months ended February 28, 2011 compared to $2.7 million for the comparable prior year period. Cash provided by financing activities for the both periods primarily consisted of proceeds from purchases under the employee stock purchase plan and proceeds from the exercise of stock options.

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

At February 28, 2011, we maintained variable interest rate financing of $6.6 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with a bank under which we agreed to pay the bank fixed annual interest rates of 4.45% and 5.06% and the bank assumed our variable interest payment obligations under the financing.

Nearly all of our sales have historically been denominated in United States dollars. In fiscal 2007 we began to make sales in other currencies, particularly the Euro, GB pound and Canadian dollar. Approximately 4% of our sales in the first nine months of fiscal 2011 were denominated in currencies other than the US dollar, primarily the Euro and GB pound. We currently have no significant direct foreign currency exchange risk.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries

Part II: Other Information

Item 1.	Legal Proceedings.

AngioDynamics v. biolitec

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc., in which we are seeking judgment against biolitec for defense and indemnification costs we incurred in two lawsuits that have been settled by us. Biolitec has filed counter-claims against us seeking reimbursement of approximately $1.6 million in alleged past defense costs paid by biolitec in one of the settled cases. Both parties have cross-moved for summary judgment on all counts, and the motions are currently pending before the Court. No trial date is currently set.

On October 26, 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG, et al. In this action, we are asserting claims of tortious interference with contract, piercing the corporate veil, declaratory judgment, fraudulent transfer, and unfair or deceptive business practices against biolitec, Inc., biolitec AG (the corporate parent of biolitec, Inc.), a shareholder of biolitec AG and an executive of biolitec AG. The defendants have not yet answered, and no counterclaims have been asserted against us to date. Defendants have moved to dismiss our claims; we have vigorously resisted their motions, which are currently pending.

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

In addition the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2010 which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

Supply and Distribution Agreement with Biocompatibles UK Limited

We sell the embolization product, LC Bead, pursuant to a Supply and Distribution Agreement with Biocompatibles UK Limited that grants us the exclusive distribution rights to the product in the United States. The Agreement was entered into in April 2006 and was amended in October 2007, June 2008, March 2009 and March 2010. Under the Agreement, we are required to purchase certain minimum levels of product from Biocompatibles. The March 2010 Amendment specifies distribution rights until December 31, 2011. During the third fiscal quarter of 2011, LC Beads accounted for approximately 12% of our net sales in the third quarter of 2011 and 13% in the fiscal year to date. In January 2011, the boards of BTG PLC completed the acquisition of Biocompatibles. Failure to extend our distribution rights to LC Bead after December 31, 2011, could have an adverse effect on our operations.

Regulatory Compliance

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

On January 24, 2011 we received a warning letter from the FDA in connection with our marketing of the NanoKnife System. In the warning letter, the FDA states that certain statements we made, including those on our company website, promote the use of the NanoKnife System beyond its currently cleared indications.

We responded to the FDA and intend to work closely with them to resolve any outstanding issues. While we believe we have been fully responsive to the matters raised by the FDA in the warning letter, there can be no assurance that the FDA will be satisfied with our response.

Therefore, we may be subject to additional regulatory action by the FDA, and any such actions could significantly disrupt our business and operations and have a material adverse impact on our financial position and results of operations. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. The warning letter is posted on the FDA’s website at www.fda.gov and is available for viewing.

Intangible Assets – Medron Technology

We are performing our annual evaluation of our Vascular product strategy. We may decide not to further develop and market a product using the Medron technology, in which case some or all of the net book value of $4.2 million would be impaired. If we were to record an impairment, the charges could be material to our results of operations.

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

ANGIODYNAMICS, INC. (Registrant)

Date: April 8, 2011	/s/ JOHANNES C. KELTJENS
Johannes C. Keltjens, President,
Chief Executive Officer
(Principal Executive Officer)

Date: April 8, 2011	/s/ D. JOSEPH GERSUK
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