Form 10-K
period 2011-05-31
ANGIODYNAMICS INC
filed 2011-08-12
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $347,180,512, computed by reference to the last sale price of the common stock on that date as reported by The Nasdaq Global Select Market.

As of July 29, 2011, there were 24,987,748 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this annual report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed within 120 days of registrant’s fiscal year ended May 31, 2011.

AngioDynamics, Inc. and Subsidiaries

Part I

Item 1.	Business

(a) General Development of Business

Overview

We are a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD, and local oncology therapy options for treating cancer, including radiofrequency ablation, or RFA, systems, embolization products for treating benign and malignant tumors and surgical resection systems, including NanoKnife Ablation Systems. We design, develop, manufacture and market a broad line of therapeutic and diagnostic devices that enable interventional physicians (interventional radiologists, vascular surgeons, surgical oncologists and others) to treat PVD, tumors, and other non-coronary diseases. Unlike several of our competitors that focus on the treatment of coronary diseases, we believe that we are the only company whose primary focus is to offer a comprehensive product line for the interventional treatment of PVD, tumors and other non-coronary diseases.

We have been in business since 1988. Our corporate headquarters is located at 14 Plaza Drive, Latham, New York 12110. Our phone number is (518) 795-1400.

Available Information

Our website is www.angiodynamics.com. We make available free-of-charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission, or SEC. In addition, our website includes, among other things, charters of various committees of the Board of Directors and our code of business conduct and ethics applicable to all employees, officers and directors. Copies of these documents may be obtained free of charge from our website. Any stockholder also may obtain copies of these documents, free of charge, by sending a request in writing to our investor relations firm: EVC Group, 60 East 42nd Street, Suite 936, New York, NY 10165. Information on our website or connected to our website is not incorporated by reference into this Annual Report on Form 10-K.

History

AngioDynamics was founded in 1988 and we completed our initial public offering in 2004, raising net proceeds of approximately $21.7 million at an offering price of $11.00 per share. In 2006 we completed a follow-on offering, raising net proceeds of approximately $61.9 million at a public offering price of $24.07 per share.

Recent Developments

CEO Transitions

On June 13, 2011, we entered into a Separation Agreement with our then President and Chief Executive Officer that provided, among other things, for a lump sum payment in the amount of $930,811 (subject to applicable withholdings and deductions) and continuation of health benefits for a period of up to 24 months. Expenses associated with this Separation Agreement will be accrued in our fiscal 2012 first quarter results.

On January 20, 2009, we entered into an Employment Agreement and Non-Statutory Stock Option Agreement with our then chief executive officer that provided, among other things, for a transition to a new chief executive officer. The transition was completed in the third quarter of fiscal 2009. We recorded a provision in fiscal 2009 of approximately $2.9 million in general and administrative expenses for costs associated with the aforementioned Employment Agreement and Non-Statutory Stock Option Agreement and costs associated with the recruitment of a new chief executive officer. The new CEO commenced employment with us in March 2009.

Impairment of Assets

Our fiscal 2011 results include $6.4 million in impairment charges related to our decision to not continue development of the Medron Lightport technology and the write down of Centros prepaid royalties due to lower than anticipated sales.

FDA Warning Letter

On January 24, 2011 we received a warning letter from the U.S. Food and Drug Administration, or FDA, in connection with our marketing of the NanoKnife System. In the warning letter the FDA states that certain statements we made, including those on our company website, promote the use of the NanoKnife System beyond its currently cleared indications.

The warning letter does not restrict or prohibit the sale or marketing of our products nor does it require us to recall any products. We take these matters seriously and are committed to complying with all applicable laws, rules and regulations in connection with the marketing and sale of our products. While we believe we have been fully responsive to the matters raised by the FDA in the warning letter, there can be no assurance that the FDA will be satisfied with our response. Therefore, we may be subject to additional regulatory action by the FDA, and any such actions could significantly disrupt our business and operations and have a material adverse impact on our financial position and results of operations. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. The warning letter is posted on the FDA’s website at www.fda.gov and is available for viewing.

Establishment of AngioDynamics Netherlands BV

In February 2011, we entered into an agreement with our distributor in the Netherlands to terminate our international distribution agreement, to purchase relevant business assets and to secure their assistance in transferring customer relationships to AngioDynamics. As a result, we have established a direct sales operation and a business office in the Netherlands in accordance with our international growth strategy.

Company Reorganization

Prior to fiscal 2011, we reported our results of operations as three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. At the beginning of fiscal 2011, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division. The Vascular segment is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology/Surgery segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it. Prior periods have been recast to reflect this new reporting structure.

Expiration of our Distribution Agreement Amendment for LC Bead

We sell the embolization product, LC Bead, pursuant to a Supply and Distribution Agreement with Biocompatibles UK Limited, now BTG PLC, which grants us exclusive distribution rights to the product in the United States. The agreement was entered into in 2006 and has been amended four times, most recently in March 2010 to extend distribution rights until December 31, 2011. We do not expect the agreement to be amended again and, accordingly, we will not distribute LC Beads after December 31, 2011.

Acquisition of FlowMedica, Inc.

On January 12, 2009, we completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica products. The contingent payment of $768,000 was included in accrued liabilities and intangible assets on the balance sheet at May 31, 2011 and was paid in July 2011. With this acquisition, we purchased the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy.

(b) Narrative Description of Business

General

Prior to fiscal 2011, we reported our results of operations as three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. At the beginning of fiscal 2011, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division. The Vascular segment is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology /Surgery segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

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

In January 2007, we completed the acquisition of RITA Medical Systems, Inc., or RITA, which established our position, we believe, as the only company focused on minimally-invasive treatments for cancer patients with an emphasis on the growing segment of interventional oncology. The acquisition created a diversified medical technology company with a broad line of access, diagnostic and therapeutic products that enable interventional physicians and surgeons to treat vascular disease and cancerous tumors. Interventional oncology is a large and growing area. In addition, in May 2008 we acquired the Nanoknife ablation system which is complementary to our diverse offering of local oncology therapies, including market-leading RFA systems, Habib Sealer™ resection devices and LC Beads™ for tumor embolization. In June 2008, we completed the acquisition of certain U.S. and U.K. assets of Diomed, Inc. With this acquisition, we substantially strengthened our position in the market for the treatment of varicose veins. The combination of endovenous laser products with our existing venous product line provides us with a comprehensive venous product offering. In January 2009, we completed the acquisition of certain assets of FlowMedica, Inc. providing us with the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy.

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

Products

Our product offerings fall within two product groupings, which are paralleled by our organizational structure of two Divisions (e.g. reportable segments)—Vascular and Oncology/Surgery.

All products discussed below have been cleared for sale in the United States by the FDA.

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

VASCULAR

The Vascular Division manages our Venous, Angiographic, PTA, Drainage, Thrombolytic, Targeted Renal Therapy, Micro Access Kits, Dialysis, PICC and Port product lines.

Venous Products

An important part of our focus on the peripheral vascular disease market is the treatment of varicose veins. With an estimated one-half of all Americans older than age 50 suffering from varicose veins, the market for this treatment is large and growing.

Our venous products consist of our VenaCure EVLT™ laser system and Sotradecol®.

Our VenaCure EVLT laser system products are used in endovascular laser procedures to treat superficial venous disease (varicose veins). Superficial venous disease is a malfunction of one or more valves in the leg veins whereby blood refluxes or does not return to the heart. These procedures are a less invasive alternative to vein stripping for the treatment of this condition. Vein stripping is a lengthy, painful and traumatic surgical procedure that involves significant patient recovery time. In contrast, venous laser treatment is an outpatient procedure that generally allows the patient to quickly return to normal activities with minimal post-operative pain.

With our VenaCure EVLT laser system, laser energy is used to stop the reflux by ablating, or collapsing and destroying, the affected vein. The body subsequently re-routes the blood to other healthy veins. Our products are sold as a system that includes diode laser hardware with our family of disposable laser fiber components, training and marketing materials. The disposable components in the system include a laser fiber system featuring our NeverTouch® gold-tip technology, an access sheath, access wires and needles. The procedure kits come in a variety of lengths and configurations to accommodate varied patient anatomies. In fiscal 2011, we expanded our VenaCure EVLT portfolio by launching a new laser with a 1470 nanometer wavelength. This wavelength allows customers to more efficiently heat the vein wall using lower power settings thereby reducing the risk of collateral damage.

Sotradecol® (sodium tetradecyl sulfate injection) is a sclerosing drug that is approved by the FDA. We introduced it in November 2005 and it has been shown to be an effective treatment of small, uncomplicated varicose veins of the lower extremities that show simple dilation with competent valves. The benefit-to-risk ratio should be considered in selected patients who are great surgical risks.

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

We manufacture angiographic catheters and guidewires that are available in more than 500 tip configurations and lengths.

•	Soft-Vu®. Our proprietary Soft-Vu angiographic catheter technology incorporates a soft, atraumatic tip that is easily visualized under fluoroscopy.

•	AngiOptic™. The AngiOptic catheter line is distinguished from other catheters because the entire instrument is highly visible under fluoroscopy.

•

Accu-Vu®. The Accu-Vu angiographic catheter is a highly visible, accurate sizing catheter used to determine the length and diameter of a vessel for endovascular procedures. Accu-Vu provides a soft, highly radiopaque tip with a choice of platinum radiopaque marker patterns along the shaft for enhanced visibility and accuracy.

•

Mariner™. The Mariner catheter is a hydrophilic-coated angiographic catheter. It uses our patented Soft-Vu catheter technology to deliver contrast media to anatomy that is difficult to reach. The advanced hydrophilic coating technology significantly reduces catheter surface friction, providing smoother navigation through challenging vasculature with optimal handling and control.

•

AQUA Liner®. The AQUA Liner guidewire is a technologically advanced guidewire. It is used to provide access to difficult-to-reach locations in interventional procedures requiring a highly lubricious wire. The AQUA Liner guidewire incorporates proprietary advanced coating technology that allows smooth frictionless navigation.

PTA Products

PTA (percutaneous transluminal angioplasty) procedures are used to open blocked blood vessels and dialysis access sites using a catheter that has a balloon at its tip. When the balloon is inflated, the pressure flattens the blockage against the vessel wall to improve blood flow. PTA is now the most common method for opening a blocked vessel in the heart, legs, kidneys, or arms.

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

•

Profiler®. The Profiler balloon catheter is a high-pressure, low-profile, non-compliant, high-visibility balloon catheter that features a soft, radiopaque, tapered tip and a flexible, non-kinking catheter shaft with exceptional pushability. The low profile of the Profiler opens access to small vessels and tortuous anatomy and is available with multiple balloon sizes and catheter lengths.

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

Dialysis Products

We market a complete line of dialysis products that provide short and long-term vascular access for dialysis patients. Dialysis, or cleaning of the blood, is necessary in conditions such as acute renal failure, chronic renal failure and end-stage renal disease (ESRD).

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

•

LifeGuard™. The LifeGuard Safety Infusion Set and The LifeGuard Vision are used to infuse our ports and complement our port and vascular access catheters. The needles’ low profile design is intended to allow clinicians to easily dress the site.

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

ONCOLOGY/SURGERY

Our Oncology/Surgery Division includes our Radiofrequency Ablation (RFA), Embolization and NanoKnife® product lines.

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

The RFA system consists of a radiofrequency generator and a family of disposable devices. We also market the Habib® 4X® resection device under a distribution agreement with EMcision Limited. In addition to the intra-operative (open surgery) device Habib 4X, AngioDynamics markets a minimally-invasive version of the Habib 4X device, a Laparoscopic 4X unit, which is used in minimally invasive laparoscopic surgery (MILS) procedures in surgical specialties such as: Hepato-Biliary, GI, Surgical Oncology, Transplant Surgery and Urology (Partial Nephrectomy Resections). It is clinically indicated to assist in coagulation of tissue during intraoperative and laparoscopic procedures.

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

Embolization Products

LC Beads™ embolization products are compressible, visibly-tinted N-fil Hydrogel microspheres supplied in convenient pre-prepared single vials. Embolic material is injected into selected vessels to block the blood flow feeding the tumor or malformation, causing it to shrink over time. We purchase LC Beads from Biocompatibles, UK, now BTG PLC, pursuant to a Supply and Distribution Agreement that was entered into in 2006 and terminates on December 31, 2011.

NanoKnife® Ablation System Products

The NanoKnife® Ablation System is for the surgical ablation of soft tissue. The NanoKnife Ablation System utilizes low energy direct current electrical pulses to permanently open pores in target cell membranes. These permanent pores or nano-scale defects in the cell membranes result in cell death. The treated tissue is then removed by the body’s natural processes in a matter of weeks—mimicking natural cell death. Unlike other ablation technologies, NanoKnife Ablation System does not achieve tissue ablation using thermal energy.

The Nanoknife Ablation System consists of two major components: a Low Energy Direct Current, or LEDC Generator and needle-like electrode probes. Up to six (6) electrode probes can be placed into or around the targeted soft tissue. Once the probes are in place, the user enters the appropriate parameters for voltage, number of pulses, interval between pulses, and the pulse length into the generator user interface. The generator then delivers a series of short electric pulses between each electrode probe. The energy delivery is hyperechoic and can be monitored under real-time ultrasound.

Research & Development

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For fiscal 2011, 2010 and 2009, our research and development (“R&D”) expenditures were

$21.4 million, $19.3 million and $17.9 million, respectively, and constituted 9.9%, 8.9% and 9.2%, respectively, of net sales. R&D activities include research, product development, intellectual property and regulatory, clinical and medical affairs. We expect that our R&D expenditures will be approximately 10.6% of net sales in fiscal 2012 and remain in the range of 9 to 11% of net sales thereafter. However, downturns in our business could cause us to reduce our R&D spending.

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

We believe that our products compete primarily on the basis of their quality, clinical outcomes, ease of use, reliability, physician familiarity and cost-effectiveness. Generally, our products are sold at higher prices than those of our competitors. In the current environment of managed care, which is characterized by economically motivated buyers, consolidation among health care providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price. We believe that our continued competitive success will depend upon our ability to develop or acquire scientifically advanced technology, apply our technology cost-effectively across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel, obtain patent or other protection for our products, obtain required regulatory and reimbursement approvals, manufacture and successfully market our products either directly or through outside parties and maintain sufficient inventory to meet customer demand.

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

Manufacturing

We own a manufacturing, administrative, engineering and warehouse facility of approximately 104,000 square feet in Queensbury, New York. We also lease a manufacturing facility of approximately 60,000 square feet in Manchester, Georgia. We lease a manufacturing facility of approximately 10,000 square feet in the United Kingdom that we acquired in June 2008 in connection with our acquisition of certain assets of Diomed, Ltd. We believe these facilities have sufficient capacity to meet our anticipated manufacturing needs for the next five years.

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

We purchase components from third parties. Most of our components are available from several supply sources. We also purchase finished products from third parties. One supplier, Biocompatibles, UK, now BTG PLC, supplies our LC Beads™ embolization products that accounted for approximately 13% of our net sales for fiscal 2011. The agreement to distribute this product ends on December 31, 2011. Another supplier, Medcomp, currently supplies most of our dialysis catheters. Medcomp products accounted for approximately 7% of our net sales for fiscal 2011. To date, we have been able to obtain adequate supplies of all product and components in a timely manner from existing sources.

In fiscal 2011, 68% of our product sales were derived from products we manufactured or assembled ourselves, with the balance being derived from products manufactured for us by third parties. Our Queensbury, Manchester and Cambridge facilities are registered with the FDA and have been certified to ISO 13485 standards, as well as the CMD/CAS Canadian Medical Device Regulations. ISO 13485 is a quality system standard that satisfies European Union regulatory requirements, thus allowing us to market and sell our products in European Union countries. If we were to lose this certification, we would no longer be able to sell our products in these countries until we made the necessary corrections to our operations or satisfactorily completed an alternate European Union approval route that did not rely on compliance with quality system standards. Our manufacturing facilities are subject to periodic inspections by regulatory authorities to ensure compliance with domestic and non-U.S. regulatory requirements. See “Government Regulation”.

Intellectual Property

As of June 30, 2011, we owned 179 U.S. utility patents, 116 pending U.S. utility applications, and 167 foreign issued and pending utility patents. We also own 51 U.S. registered trademarks and 38 common law trademarks. There are currently 41 registered international trademarks and 7 pending international trademarks.

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

Employees

As of May 31, 2011, we had 722 full time employees. None of our employees are represented by a labor union and we have never experienced a work stoppage.

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

The markets for our products are highly competitive, and we expect competition to continue to intensify. We may not be able to compete effectively, and we may lose market share to our competitors. Our primary device competitors include: Boston Scientific Corporation; Cook Medical; Navilyst Medical; Cordis Corporation, a subsidiary of Johnson & Johnson, Inc.; C.R. Bard; Medical Components, Inc., or Medcomp; Arrow International, a subsidiary of TeleFlex Medical; Smith’s Medical, a subsidiary of Smiths Group plc; Vascular Solutions; Covidien subsidiaries (Kendall, VNUS, EV3) and Merit Medical (Biosphere Medical). Many of our competitors have substantially greater:

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

A significant aspect of our growth strategy is the continued development of our NanoKnife Ablation products. There can be no guarantee that we will be able to develop and manufacture additional next generation or updated NanoKnife Ablation products on commercially favorable terms, or at all. NanoKnife Ablation is a developing technology and the inability of NanoKnife Ablation to achieve clinical acceptance could severely limit the sales of NanoKnife Ablation products.

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

Part of our growth strategy is to acquire businesses and technologies that are complementary to ours. There is no assurance that acquisition opportunities will be available on acceptable terms, or at all, or that we will be able to obtain necessary financing or regulatory approvals. Any acquisitions that we do undertake would be accompanied by the risks commonly encountered in acquisitions, including the:

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

We currently purchase significant amounts of several key products and product components from single and limited source suppliers and anticipate that we will do so for future products as well. For fiscal 2011, approximately 32% of our product sales were derived from sales of products manufactured for us by third parties. One supplier, Biocompatibles UK Limited, now BTG PLC, supplies our LC Beads™ embolization products that accounted for approximately 13% of our net sales for fiscal 2011. Another supplier, Medcomp, currently supplies most of our dialysis catheters. Medcomp products accounted for approximately 7% of our net sales for fiscal 2011. Medcomp also competes with us by selling catheters that we do not purchase from them.

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

Expiration of Our Supply and Distribution Agreement with Biocompatibles UK Limited May have a Material Impact on Our Results of Operations.

We currently sell the embolization product, LC Bead, pursuant to a Supply and Distribution Agreement with Biocompatibles UK Limited, now BTG PLC, which grants us the exclusive distribution rights to the product in the United States until December 31, 2011. We will not distribute LC Beads in the U.S. beyond December 31, 2011. The LC Bead product line represented approximately 13% of our net sales for fiscal 2011. There can be no guarantee that we will be able to find a suitable replacement for the revenue generated by LC Beads on acceptable terms or at all. Not having the rights to distribute LC Beads beyond December 31, 2011 could have a material impact on our financial position and results of operations.

We performed an interim goodwill impairment test on the Oncology/Surgery segment as of April 30, 2011 as a result of the decision to terminate the LC Beads distribution contract in December 2011. Our assessment of goodwill impairment indicated that the fair value of the reporting unit exceeded its carrying value and therefore goodwill was not impaired.

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

Our products are medical devices that are subject to extensive regulation in the United States and in the foreign countries in which they are sold. Unless an exemption applies, each medical device that we wish to market in the United States must receive either 510(k) clearance or premarket approval (PMA) from the U.S. Food and Drug Administration, or the FDA, before the product can be sold. Either process can be lengthy and expensive. The FDA’s 510(k) clearance procedure, also known as “premarket notification,” is the process we have used for our current products. This process usually takes from four to 12 months from the date the premarket notification is submitted to the FDA, but may take significantly longer. Although we have obtained

510(k) clearances for our current products, our clearances may be revoked by the FDA if safety or effectiveness problems develop with the devices. The PMA process is much more costly, lengthy and uncertain. It generally takes from one to three years from the date the application is submitted to, and filed with, the FDA, and may take even longer. Regulatory regimes in other countries similarly require approval or clearance prior to our marketing or selling products in those countries. We rely on our distributors to obtain regulatory clearances or approvals of our products outside of the United States. If we are unable to obtain additional clearances or approvals needed to market existing or new products in the United States or elsewhere or obtain these clearances or approvals in a timely fashion or at all, or if our existing clearances are revoked, our revenues and profitability may decline.

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

Our manufacturing processes and those of some of our suppliers must comply with the FDA’s Quality System Regulation, or QSR, which governs the methods used in, and the facilities and controls used for, the design, testing, manufacture, control, quality assurance, installation, servicing, labeling, packaging, storage and shipping of medical devices. The FDA enforces the QSR through unannounced inspections. If we, or one of our suppliers, fail a QSR inspection, or if a corrective action plan adopted by us or one of our suppliers is not sufficient, the FDA may bring an enforcement action, and our operations could be disrupted and our manufacturing delayed. We are also subject to the FDA’s general prohibition against promoting our products for unapproved or “off-label” uses, the FDA’s adverse event reporting requirements and the FDA’s reporting requirements for field correction or product removals. The FDA has recently placed increased emphasis on its scrutiny of compliance with the QSR and these other postmarket requirements.

If we, or one of our suppliers, violate the FDA’s requirements or fail to take adequate corrective action in response to any significant compliance issue raised by the FDA, the FDA can take various enforcement actions which could cause our product sales and profitability to suffer.

In addition, most other countries require us and our suppliers to comply with manufacturing and quality assurance standards for medical devices that are similar to those in force in the United States before marketing and selling our products in those countries. If we, or our suppliers, should fail to do so, we would lose our ability to market and sell our products in those countries.

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

Over the past several years we have experienced significant growth. Our inability to manage our growth or our internal reorganization into strategic divisions could impact our ability to meet our customers’ demands, which could cause future sales to suffer.

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

A significant portion of our assets consists of goodwill and intangible assets, the carrying value of which may be reduced if we determine that those assets are impaired. At May 31, 2011, goodwill and intangible assets represented approximately $210 million, or approximately 48% of our total assets. During the fiscal year ended May 31, 2011, we made the decision to not continue development of the Medron Lightport technology resulting in an impairment charge of $4.2 million to our Vascular division.

All of our intangible assets have determinable useful lives and are amortized over their useful lives on either a straight-line basis or over the expected period of benefit or as revenues are earned from the sales of the related products. The underlying assumptions regarding the estimated useful lives of these intangible assets are reviewed annually and more often if an event or circumstance occurs making it likely that the carrying value of the assets may not be recoverable and are adjusted through accelerated amortization if necessary.

We review our two reporting segments for potential goodwill impairment in the third fiscal quarter of each year as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in December 2010 indicated no goodwill impairments. We performed an interim goodwill impairment test on the Oncology/Surgery segment as of April 30, 2011 as a result of the decision to terminate the LC Beads distribution contract in December 2011. Our assessment of goodwill impairment indicated that the fair value of the reporting unit exceeded its carrying value and therefore goodwill was not impaired.

If actual results differ from the assumptions and estimates used in the goodwill and intangible asset calculations, we could incur future (unanticipated) impairment or amortization charges, which could negatively impact our results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We own a manufacturing, administrative, engineering and warehouse facility of approximately 104,000 square feet situated on 18 acres in Queensbury, New York. In fiscal 2003, we financed an expansion of this facility with the proceeds of industrial revenue bonds, and the land and buildings are subject to a first mortgage in favor of a bank. In 2006, we issued taxable adjustable rate notes to finance an expansion of 36,000 square feet to our warehouse and manufacturing facility. See Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for a discussion of these financings. In July 2009, we entered into an agreement to lease, for a ten year period plus 2 five year renewal options, a 52,500 square foot office building in Latham, New York to house our corporate headquarters and certain business operations. The lease commencement date was March 1, 2010 and we commenced occupancy in March 2010. See Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for a discussion of this lease.

We also lease three additional properties. We lease a manufacturing facility of approximately 60,000 square feet located in Manchester, Georgia. This facility also includes office space. The lease expires in April 2013. We lease 14,500 square feet of office and research and development space in Fremont, California. The lease expires in May 2012. Finally, we lease an office and manufacturing facility of approximately 10,000 square feet in the United Kingdom. The lease expires in October 2013.

Item 3.	Legal Proceedings

AngioDynamics v. biolitec

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. In this action, we are seeking judgment against biolitec for defense and indemnification in two lawsuits which we previously settled. Our claims arise out of a Supply and Distribution Agreement (“SDA”) entered into with biolitec on April 1, 2002. Biolitec has filed counter-claims against us in this action, seeking reimbursement of approximately $1.6 million in alleged past defense costs paid by biolitec in one of the settled cases. In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA.

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

Item 4.	Removed and Reserved.

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Scott J. Solano	54	Interim Chief Executive Officer
D. Joseph Gersuk	61	Executive Vice President, Chief Financial Officer and Treasurer
Scott Etlinger	50	Senior Vice President, Global Operations and Quality Assurance
Stephen J. McGill	50	Senior Vice President, General Manager—International
Lynda Wallace	48	Senior Vice President, Business Development

Scott J. Solano, became our Interim CEO, effective June 13, 2011. Prior to his appointment as Interim CEO, Mr. Solano served as our Senior Vice President and Chief Technology Officer since September 7, 2010. Prior to joining AngioDynamics, Mr. Solano was an executive at Medtronic, Inc., serving as Senior Vice President, Technology from 2000 to 2002 and Senior Executive Vice President and President of Medtronic—AVE Division from 1999 to 2000. Mr. Solano retired from Medtronic in 2002. Prior to joining Medtronic, Mr. Solano served as President, Chief Executive Officer and Chairman of the Board of Arterial Vascular Engineering, a 6,000-person company focused on cardiovascular stents, acquired by Medtronic in 1999 for $3.7 billion.

D. Joseph Gersuk became our Senior Vice President, Chief Financial Officer and Treasurer in April 2007 and was named Executive Vice President in July 2007. Since 2005, he has been a Trustee of Ellis Hospital, a 450 bed community hospital in Schenectady, New York, and served as its Chairman of the Board of Trustees from June 2006- June 2009. From 2003 to 2005, he was CEO and director of Request Multimedia in Ballston Spa,

New York. From 1994 to April 2003, he was Executive Vice President, Chief Financial Officer and Treasurer of MapInfo Corporation, a publicly traded software, data and services company in Troy, New York. Mr. Gersuk, a former officer in the United States Navy, holds a Bachelor of Science degree from the United States Naval Academy and his Master of Business Administration in Finance from American University.

Scott Etlinger joined AngioDynamics in August 2010 as Senior Vice President of Global Operations. He assumed the additional responsibility of Quality Assurance in March 2011 and now holds the title of Senior Vice President of Global Operations and Quality Assurance. Prior to joining AngioDynamics, Mr. Etlinger served as Chief Operating Officer of Dental Services Group, a leading dental services and manufacturing company. Prior to that, he was the Senior Vice President of Global Operations and a member of the senior leadership team at American Medical Systems. Mr. Etlinger also was previously with Zimmer (formerly Centerpulse Orthopedics), a leader in orthopedic implants, for a decade, starting as Global Financial Controller before rising to Vice President, Global Supply Chain. Mr. Etlinger holds a Bachelor of Science degree from University of Redlands, Redlands, CA and a Masters of Business Administration from St. Edwards University in Austin, TX.

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

	Sale Price
	High	Low
Year ended May 31, 2011
Fourth Quarter	$17.19	$14.76
Third Quarter	$17.73	$13.79
Second Quarter	$15.71	$13.61
First Quarter	$16.55	$13.81

	Sale Price
	High	Low
Year ended May 31, 2010
Fourth Quarter	$17.16	$14.20
Third Quarter	$17.86	$15.26
Second Quarter	$16.24	$12.72
First Quarter	$14.10	$11.12

As of July 29, 2011, there were 279 record holders of our common stock.

Dividends

We did not declare any cash dividends on our common stock during our last two fiscal years. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Stock Based Compensation

Information related to our stock based compensation is found in our discussion of “Critical Accounting Policies and Use of Estimates” in Item 7 of this report.

Performance Graph

The following graph compares the cumulative total return to shareholders on AngioDynamics, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the NASDAQ Medical Equipment index and the RDG SmallCap Medical Devices index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 6/06/2006 and its relative performance is tracked through 5/31/2011.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	ANGO	NASDAQ Composite	NASDAQ Medical Equipment	RDG SmallCap Medical Devices
6/6/06	100.00	100.00	100.00	100.00
9/2/06	65.93	100.94	97.04	94.22
12/2/06	77.19	113.24	104.78	100.20
3/3/07	84.91	113.00	109.80	95.99
6/2/07	59.33	121.55	113.35	95.48
8/31/07	70.92	121.72	124.41	97.40
11/30/07	70.74	125.06	138.37	98.98
2/29/08	60.42	106.69	120.80	86.96
5/31/08	56.45	118.74	120.40	87.76
8/31/08	59.88	109.98	121.06	90.54
11/30/08	43.48	72.10	72.18	61.90
2/28/09	43.26	65.37	60.17	48.97
5/31/09	44.72	83.47	76.54	58.08
8/31/09	47.19	95.21	91.81	68.93
11/30/09	56.67	102.09	97.22	70.84
2/28/10	59.26	106.25	109.97	77.81
5/31/10	53.83	106.84	108.99	76.77
8/31/10	55.47	100.88	95.31	71.42
11/30/10	50.91	119.09	103.11	77.25
2/28/11	61.30	132.94	122.26	91.54
5/31/11	57.22	135.48	133.83	98.72

Item 6.	Selected Consolidated Financial Data

You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the fiscal years ended May 31, 2011, May 31, 2010 and May 31, 2009, and the consolidated balance sheet data as of May 31, 2011 and May 31, 2010, are derived from the audited consolidated financial statements that are included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the fiscal years ended May 31, 2008 and June 2, 2007, and the consolidated balance sheet data as of May 31, 2009, May 31, 2008 and June 2, 2007, are derived from our audited consolidated financial statements not included in this annual report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note A of “Notes to Consolidated Financial Statements” for a description of the method that we used to compute our historical basic and diluted net income per share attributable to common stockholders.

	Year ended
	(Amounts in thousands, except per share information)
	May 31, 2011(b)(f)	May 31, 2010(b)	May 31, 2009(b)(e)	May 31, 2008(b)(d)	June 2, 2007(b)(c)(d)
Consolidated Statements of Operations Data:
Net sales	$215,750	$216,035	$195,054	$166,500	$112,227
Cost of sales	90,047	89,066	74,989	63,913	46,060

Gross profit	125,703	126,969	120,065	102,587	66,167

Operating expenses
Research and development	21,373	19,275	17,914	14,424	20,555
Sales and marketing	58,123	60,923	57,797	46,047	31,605
General and administrative	17,828	16,437	19,124	15,425	13,172
Amortization of intangibles	9,234	9,463	9,126	6,849	2,350
Other non recurring items	7,182	—	—	3,606	9,710

Total operating expenses	113,740	106,098	103,961	86,351	77,392

Operating income (loss)	11,963	20,871	16,104	16,236	(11,225)

Other (expenses) income
Interest income	737	713	1,559	3,157	4,047
Interest expense	(499)	(672)	(731)	(1,328)	(308)
Other (expenses) income	(1,503)	(1,293)	(1,780)	(737)	314

Total other (expenses) income, net	(1,265)	(1,252)	(952)	1,092	4,053

Income (loss) before income tax provision	10,698	19,619	15,152	17,328	(7,172)
Income tax provision	2,581	7,307	5,220	6,439	1,955

Net income (loss)	$8,117	$12,312	$9,932	$10,889	$(9,127)

Earnings (loss) per share
Basic	$0.33	$0.50	$0.41	$0.45	$(0.49)

Diluted	$0.32	$0.50	$0.41	$0.45	$(0.49)

Weighted average number of shares used in per share calculation:
Basic	24,870,005	24,580,483	24,363,234	24,081,713	18,443,570

Diluted	25,132,763	24,786,841	24,512,670	24,348,960	18,443,570

	As of
	May 31, 2011	May 31, 2010	May 31, 2009	May 31, 2008	June 2, 2007
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (a)	$131,542	$100,074	$68,187	$78,290	$73,290
Working capital	168,798	145,334	118,899	100,548	106,881
Total assets	437,421	423,925	408,703	408,747	383,281
Non-current liabilities	6,275	6,550	6,810	11,700	26,905
Retained earnings (Accumulated deficit)	35,269	27,152	14,840	4,908	(5,981)
Total stockholders’ equity	405,639	391,349	372,194	355,713	335,958

(a)	Cash, cash equivalents and marketable securities include auction-rate investments of $1,850,000 at May 31, 2011, May 31, 2010, May 31, 2009 and May 31, 2008, and $4,475,000 as of June 2, 2007, respectively and restricted cash of $68,000, and $1,786,000, as of May 31, 2008, and June 2, 2007, respectively.

(b)	Fiscal years 2011, 2010, 2009, 2008 and 2007 include the impact of stock based compensation expense from our adoption of authoritative guidance for share based payment awards and the impact on operating income was approximately $ 4.6 million, $4.9 million, $5.8 million, $4.9 million and $3.5 million, respectively. The impact on net income was approximately $2.9 million or $0.12 per basic and diluted share for fiscal 2011, $3.1 million or $0.13 per basic and diluted share for fiscal 2010, $3.7 million or $0.15 per basic and diluted share for fiscal 2009, $3.1 million or $0.13 per basic and diluted share for fiscal 2008, and $2.4 million, or $0.13 per basic and diluted share for fiscal 2007. See Notes A and O to the Consolidated Financial Statements for additional information.

(c)	In January 2007, we acquired RITA Medical Systems, Inc. for approximately $244 million. In connection with the acquisition, we incurred an in-process R&D charge of $12.1 million, or approximately $0.66 per basic and diluted share.

(d)	In fiscal 2007, we accrued $9.7 million for the Diomed patent infringement matter. In fiscal 2008, we accrued $6.8 million for the settlement of the VNUS patent infringement and reversed $3.2 million of the Diomed patent infringement accrual as a result of the settlement of the matter.

(e)	To conform to the fiscal 2010 presentation, fiscal 2009 results include reclassifications made to include strategic business unit management in marketing costs. The reclassifications resulted in an increase in marketing costs and a decrease in general and administrative costs of $1 million in fiscal 2009.

(f)	The fiscal 2011 results include, in other non-recurring items, $6.4 million of impairment charges related to our decision to not continue development of the Medron Lightport technology and the write down of Centros prepaid royalties due to lower than anticipated sales.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Overview

We are a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD, and local oncology therapy options for treating cancer, including radiofrequency ablation, or RFA systems, embolization products for treating benign and malignant tumors and surgical resection systems, including NanoKnife Ablation Systems. We design, develop, manufacture and market a broad line of therapeutic and diagnostic devices that enable interventional physicians (interventional radiologists, vascular surgeons, interventional and surgical oncologists and others) to treat PVD, tumors, and other non-coronary diseases.

Prior to fiscal 2011, we reported our results of operations as three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. At the beginning of fiscal 2011, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division. The Vascular segment is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology /Surgery segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it. Prior periods have been recast for this new reporting structure.

For the past five fiscal years, over 95% of our net sales were from single-use, disposable products.

The following table sets forth our aggregate net sales from the following product categories for our last three fiscal years:

	2011		2010		2009
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
	(dollars in thousands)
Peripheral Vascular	$86,992	40%	$92,163	43%	$83,457	43%
Access	62,530	29%	66,988	31%	66,812	34%

Vascular	149,522	69%	159,151	74%	150,269	77%

Oncology/Surgery	66,228	31%	56,884	26%	44,785	23%

Total	$215,750	100%	$216,035	100%	$195,054	100%

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. For fiscal years 2011, 2010 and 2009, net sales in non-U.S markets were 12%, 11% and 11%, respectively.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For fiscal 2011, 2010 and 2009, our research and development (“R&D”) expenditures were $21.4 million, $19.3 million and $17.9 million, respectively, and constituted 9.9%, 8.9% and 9.2%, respectively, of net sales. R&D activities include research, product development, intellectual property and regulatory, clinical and medical affairs. R&D expenditures related to the NanoKnife system projects totaled $7.1 million in 2011, $7.3 million in 2010 and $6.9 million in 2009, or 3%, 3% and 4% of net sales, respectively. We expect that our R&D expenditures will be approximately 10.6% of net sales in fiscal 2012 and remain in the range of 9 to 11% of net sales thereafter. However, downturns in our business could cause us to reduce our R&D spending.

We are also seeking to grow through selective acquisitions of complementary businesses and technologies. In January 2007, we acquired RITA Medical Systems, Inc. This acquisition created a diversified medical technology company with a broad line of access, diagnostic and therapeutic products that enable interventional physicians and surgeons to treat peripheral vascular disease and cancerous tumors. Interventional oncology is a large and growing area for our existing customer base and RITA’s leadership position, premium products and excellent reputation fit our strategy. RITA had a very strong position in vascular access ports, which are an ideal sales fit with our Morpheus ® CT PICC. In addition, in May 2008 we acquired ablation technology which uses low energy direct current (“LEDC”) electrical pulses which is complementary to RITA’s diverse offering of local oncology therapies, including its market-leading RFA systems, Habib Sealer TM resection devices and LC Beads TM for tumor embolization. In June 2008, we completed the acquisition of certain U.S. and U.K. assets of Diomed, Inc. With this acquisition, we substantially strengthened our position in the market for the treatment of varicose veins. The combination of Diomed endovenous laser products with our existing venous product line provides us with a comprehensive venous product offering. In January 2009, we completed the acquisition of certain assets of FlowMedica, Inc. providing us with the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy.

Except to the extent we can further use our equity securities as acquisition capital, we will require additional equity or debt financing to fund any future significant acquisitions.

For fiscal 2011, approximately 32% of our product sales were derived from products manufactured for us by third parties, as compared with 31% for fiscal 2010 and 35% for fiscal 2009. The increase in fiscal 2011 was primarily attributable to increased sales of LC Beads, a product which we will no longer distribute after December 31, 2011. We intend to manufacture more products in-house to lower product costs and increase profitability. In 2002 and 2006, we expanded our manufacturing facility in Queensbury, New York, to provide us with additional manufacturing capacity and to accommodate additional research, development and administrative requirements.

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

Recent Developments

CEO Transitions

Subsequent to May 31, 2011, on June 13, 2011, we entered into a Separation Agreement with our then President and Chief Executive Officer that provided, among other things, for a lump sum payment in the amount of $930,811 (subject to applicable withholdings and deductions) and continuation of health benefits for a period of up to 24 months. Expenses associated with this Separation Agreement will be accrued in our fiscal 2012 first quarter results.

FDA Warning Letter

On January 24, 2011 we received a warning letter from the U.S. Food and Drug Administration (the “FDA”) in connection with our marketing of the NanoKnife System. In the warning letter the FDA states that certain statements we made, including those on our company website, promote the use of the NanoKnife System beyond its currently cleared indications.

The warning letter does not restrict or prohibit the sale or marketing of our products nor does it require us to recall any products. We take these matters seriously and are committed to complying with all applicable laws, rules and regulations in connection with the marketing and sale of our products. While we believe we have been fully responsive to the matters raised by the FDA in the warning letter, there can be no assurance that the FDA will be satisfied with our response. Therefore, we may be subject to additional regulatory action by the FDA, and any such actions could significantly disrupt our business and operations and have a material adverse impact on our financial position and results of operations. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. The warning letter is posted on the FDA’s website at www.fda.gov and is available for viewing.

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

Expiration of our Distribution Agreement Amendment for LC Bead

We sell the embolization product, LC Bead, pursuant to a Supply and Distribution Agreement with Biocompatibles UK Limited, now BTG PLC, which grants us exclusive distribution rights to the product in the United States. The agreement was entered into in 2006 and has been amended four times, most recently in March 2010 to extend distribution rights until December 31, 2011. We do not expect the agreement to be amended again and, accordingly, we will not distribute LC Beads after December 31, 2011.

Acquisition of FlowMedica, Inc.

On January 12, 2009, we completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica products. The contingent payment of $768,000 was included in accrued liabilities and intangible assets on the balance sheet at May 31, 2011 and was paid in July 2011. With this acquisition, we purchased the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy. Intangible assets acquired totaled approximately $2.1 million which have been identified as product technologies (10-year weighted average useful life). Inventory acquired totaled approximately $400,000. The acquisition has been accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective January 12, 2009. The pro-forma effects of the acquisition were not material to our income statement and balance sheet. Ten employees of FlowMedica, Inc. became employees upon completion of the acquisition.

Company Reorganization

Prior to fiscal 2011, we reported our results of operations as three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. At the beginning of fiscal 2011, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division. The Vascular segment is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology /Surgery segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it. Prior periods have been recast for net sales and gross profit for this new reporting structure.

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

We chose to early adopt, effective with the third quarter of fiscal 2010, updated authoritative guidance for revenue recognition relating to the accounting treatment for revenue arrangements that involve more than one deliverable or unit of accounting. At the same time, we also adopted the updated guidance relating to certain revenue arrangements that include software elements. Neither of these had a material effect on our consolidated financial statements.

Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for sales returns and doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we identify. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that the same credit loss rates will be experienced in the future. We write off accounts receivable when they are determined to be uncollectible. For fiscal years 2011, 2010 and 2009, our write offs of accounts receivable have been insignificant.

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of operations. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. As of May 31, 2011, our valuation allowance and net deferred tax asset were approximately $1.1 million and $8.7 million, respectively. The deferred tax asset includes $42.4 million of Federal net operating loss carryforwards and $25.9 million of state net operating loss carryforwards remaining from the RITA acquisition. These losses could be significantly limited under Internal Revenue Code (“IRC”) Section 382. Our analysis of RITA’s ownership changes as defined in IRC Section 382 shows that approximately $8.7 million of remaining Federal net operating losses and $11.8 million of remaining state net operating losses will expire prior to utilization. The gross deferred tax asset related to the net operating losses reflects this limitation.

We need to generate approximately $2.8 million of taxable income in each year over the next twelve years to ensure the realizability of our deferred tax assets. We have determined that we have sufficient existing levels of pre-tax earnings to generate sufficient taxable income to realize the net deferred tax assets recorded on our balance sheets.

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

Our Federal net operating loss carryforwards as of May 31, 2011, after considering IRC Section 382 limitations, are $33.7 million. The expiration of the Federal net operating loss carryforwards are as follows: $23.9 million between 2017 and 2021 and $9.8 million between 2022 and 2023.

Our state net operating loss carryforwards as of May 31, 2011 after considering remaining IRC Section 382 limitations are $14.1 million which expire in various years from 2012 to 2026.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. The Internal Revenue Service (“IRS”) completed an examination of our Federal income tax returns for fiscal years 2006 and 2007 in February 2009 which did not result in a material impact on our results of operations or financial position. New York State is currently conducting an examination of our New York State Franchise Tax returns for fiscal years 2005 to 2009. Fiscal years 2008 through 2011 remain open to examination by the various tax authorities. We analyzed filing positions in all of the Federal and state jurisdictions where we are required to file income taxes, as well as all open tax years in these jurisdictions and believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments will result in a material adverse effect on our financial condition, results of operations or cash flows.

We do not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

Inventories

Inventories are stated at the lower of cost (at standard cost which approximates the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history, and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of May 31, 2011, May 31, 2010 and May 31, 2009, our reserve for excess and obsolete inventory was $2,124,000, $2,201,000 and $3,074,000, respectively.

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

Prior to fiscal 2011, we reported our results of operations as three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. At the beginning of fiscal 2011, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division. The Vascular segment is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology/Surgery segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

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

In addition, as a result of the decision to terminate the LC Beads distribution contract in December 2011 and our revised expectations of the segment, we performed an interim goodwill impairment test on the Oncology/Surgery segment as of April 30, 2011. Significant assumptions included an EBITDA exit multiple of 7.0 to calculate the terminal value of the Oncology/Surgery reporting unit, which was consistent with previous valuations. In addition, we used a discount rate 22.5% to calculate the fair value compared to 20% in the December valuation. Our assessment of goodwill impairment indicated that the fair value of the reporting unit exceeded its carrying value by 14% and therefore goodwill was not impaired.

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

During the fiscal year ended May 31, 2011, we made the decision to not continue development of the Medron Lightport technology resulting in an impairment charge of $4.2 million which affected our Vascular intangible balance.

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

For 2011, stock based compensation was $4.6 million pre-tax ($2.9 million after tax, or $0.12 per diluted share). For 2010, stock based compensation was $4.9 million pre-tax ($3.1 million after tax, or $0.13 per diluted share). For 2009, stock based compensation was $5.8 million pre-tax ($3.7 million after tax, or $0.15 per diluted share).

Under the provisions of the guidance adopted, we expect to recognize the following future expense for awards granted prior to May 31, 2011:

	Unrecognized Compensation Cost	Weighted- Average Remaining Vesting Period (in years)
Stock options	$5,101,086	2.11
Non-vested stock awards	3,545,480	2.65

	$8,646,566	2.26

Unrecognized compensation cost for stock options is presented net of 9.8% assumed annual forfeitures.

The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. Guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 90.2% of our options will vest annually, and we have therefore applied a 9.8% annual forfeiture rate in determining the stock-based compensation charge recorded. We will re-evaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

For the fiscal years ended May 31, 2011, May 31, 2010 and May 31, 2009, we used the Black-Scholes option-pricing model (“Black-Scholes”) as our method of valuation and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share based payment awards on the date of the grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and a risk-free interest rate. The risk-free interest rate is based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.

Prior to fiscal 2009, due to our limited public history, we considered historical volatility and trends within our industry/peer group when estimating expected stock price volatility. Beginning with fiscal 2009, we began to utilize our historical volatility when estimating expected stock price volatility. We use yield rates on U.S. Treasury securities for a period approximating the expected term of the award to estimate the risk-free interest rate. The expected term is based on our historical forfeiture rates. The dividend yield is based on the history and expectation of dividend payments. We have not paid dividends in the past nor do we expect to pay dividends in the foreseeable future. Our historical data includes information from May 27, 2004, the date of our initial public offering.

Results of Operations

Our operating results for fiscal 2011, 2010 and 2009 are expressed as a percentage of total net sales in the following table.

	Years ended
	May 31, 2011	May 31, 2010	May 31, 2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	41.7%	41.2%	38.4%

Gross profit	58.3%	58.8%	61.6%

Operating expenses
Research and development	9.9%	8.9%	9.2%
Sales and marketing	26.9%	28.2%	29.6%
General and administrative	8.3%	7.6%	9.8%
Amortization of intangibles	4.3%	4.4%	4.7%
Other non recurring expense	3.3%	0.0%	0.0%

Total operating expenses	52.7%	49.1%	53.3%

Operating income	5.5%	9.7%	8.3%

Other (expenses) income
Interest income	0.3%	0.3%	0.8%
Interest expense	(0.2%)	(0.3%)	(0.4%)
Other (expense) income	(0.7%)	(0.6%)	(0.9%)

Total other (expenses) income, net	(0.6%)	(0.6%)	(0.5%)

Income before income tax provision	5.0%	9.1%	7.8%
Income tax provision	1.2%	3.4%	2.7%

Net income	3.8%	5.7%	5.1%

For fiscal 2011, we reported net income of $8.1 million, or $0.32 per diluted common share, on net sales of $215.8 million, compared with net income of $12.3 million, or $0.50 per diluted common share, on net sales of $216.0 million in the prior fiscal year. The fiscal 2011 results include, in other non –recurring items, $6.4 million of impairment charges related to our decision to not continue development of the Medron Lightport technology and the write down of Centros prepaid royalties due to lower than anticipated sales. Gross profit was 58.3% in the fiscal 2011 and 58.8% in the prior year.

To conform to the fiscal 2010 presentation, fiscal 2009 results above include reclassifications made to include strategic business unit management in marketing costs. The reclassifications resulted in an increase in marketing costs and a decrease in general and administrative costs of $1 million, or 0.5%, in fiscal 2009.

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

On January 20, 2009, we entered into an Employment Agreement and Non-Statutory Stock Option Agreement with our then chief executive officer that provided, among other things, for a transition to a new chief executive officer. The transition was completed in the third quarter of fiscal 2009. We recorded a provision in fiscal 2009 of approximately $2.9 million in our general and administrative expenses for costs associated with the aforementioned Employment Agreement and Non-Statutory Stock Option Agreement and costs associated with the recruitment of our new chief executive officer. The accrued liability for the CEO transition on the Balance Sheet was $1 million at May 31, 2009 and $0 on May 31, 2010. The 2009 results also include approximately $600,000 for the write-off of architectural, design and planning costs associated with a project to build an office facility in Queensbury, New York. The project was cancelled upon the decision to lease office space in Latham, New York.

For 2011, 2010 and 2009, we were able to use net operating losses (“NOLs”) accumulated by RITA to offset the amount of cash we paid for Federal and state income taxes. The cash benefit amounted to approximately $3.2 million, $7.6 million and $6.7 million for the years ended May 31, 2011, May 31, 2010 and May 31, 2009, respectively. Under purchase accounting rules, we are unable to use acquired NOLs to offset our provision for income taxes in the statements of operations.

Fiscal years ended May 31, 2011 and May 31, 2010

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and estimated sales returns and allowances. Net sales for fiscal 2011 of $215.8 million were essentially flat compared to fiscal 2010, as 16% growth in Oncology/Surgery sales was offset by 6% decline in Vascular sales and, from a geographic perspective, 16% growth in international sales was offset by 2% decline in U.S. sales.

From a reportable segment perspective, Vascular sales decreased 6% to $149.5 million from $159.2 million. This decrease is primarily attributable to 4% lower average selling prices of Vascular products and decreased unit sales of dialysis products, Vortex ports and Benephit renal infusion products, partially offset by increased unit sales of Venacure EVLT procedure kits, micro access sets and SmartPort products. Oncology/Surgery sales were $66.2 million, an increase of 16% over the prior year primarily due to increased unit sales of our LC Beads and Nanoknife products and a 2% increase in average selling prices, partially offset by decreased unit sales of Habib resection devices and RF Ablation products. Nanoknife sales totaled $7.3 million in fiscal 2011 compared with $2.5 million in fiscal 2010.

From a geographic perspective, U.S. sales decreased $4.0 million or 2% in fiscal 2011 to $188.9 million from $192.9 million a year ago. This decrease is primarily attributable to a 3% decrease in average selling prices and decreased unit sales of dialysis products, Vortex ports, Benephit renal infusion products, RF Ablation products and Habib resection devices partially offset by increased unit sales of LC Beads and Nanoknife products. International sales were $26.9 million in fiscal 2011, an increase of 16% from $23.1 million in fiscal 2010. Increased unit sales of Nanoknife and RF Ablation products comprised the majority of this increase.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales was 58.3% in fiscal 2011 compared with 58.8% for the prior year period. The decrease in gross profit percentage was primarily attributable to 4% lower average selling prices for Vascular products.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. R&D expenses increased by $2.1 million, or 11%, to $21.4 million in fiscal 2011 compared to the prior year. The increase is primarily due to increased development, clinical and regulatory expenses for our Oncology/Surgery products and increased process engineering costs for our Vascular products. As a percentage of net sales, R&D expenses were 9.9% for fiscal 2011, compared with 8.9% for fiscal 2010.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and samples. S&M expenses decreased $2.8 million or 5% to $58.1 million in fiscal 2011 compared to $60.9 million in fiscal 2010. This decrease is primarily due to lower sales compensation costs and marketing costs in the U.S. This was partially offset by increased International sales expenses as we bolster our International sales force, including the establishment of a direct sales office in The Netherlands. As a percentage of net sales, S&M expenses were 26.9% for fiscal 2011, compared with 28.2% for the prior year.

General and administrative expenses. General and administrative (“G&A”) expenses includes the cost of executive management, finance, accounting, legal, human resources and information technology and the administrative and professional costs associated with those activities. G&A expenses increased $1.4 million, or 8%, to $17.8 million in fiscal 2011 compared to the prior year primarily due to increased costs associated with the Latham, NY facility, expansion of our business development function and to personnel and other infrastructure costs to support our growth. G&A expenses increased to 8.3% of net sales compared with 7.6% in the prior year.

Amortization of intangibles. Amortization of intangibles was $9.2 million in fiscal 2011 compared to $9.5 million in the prior year.

Other non recurring items. Other non-recurring items totaled $7.2 million in fiscal 2011 and primarily included $6.4 million in impairment charges related to our decision to not continue development of the Medron Lightport technology and the write down of Centros prepaid royalties due to lower than anticipated sales.

Operating income. Operating income was $12.0 million for fiscal 2011 compared to $20.9 million in the prior year. As a percentage of sales, operating income for fiscal 2011 declined to 5.5% compared with 9.7% in the prior year.

Other income (expenses). Other income and expenses for fiscal 2011 was $1.3 million of net expense, or 0.6% of net sales, consistent with the prior year.

Income taxes. Our effective tax rate was 24% for fiscal 2011 compared with 37% for the prior year. The current year rate reflects the benefit of the retroactive renewal of the R&D tax credit that expired in December 2009, state tax credits and an increase in the Domestic Production Activities Deduction.

During the fiscal third quarter of 2011, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted and retroactively extended the research credit from January 1, 2010 to December 31, 2011. This legislation led to a prior period tax benefit in fiscal 2011 of $161,000 for the research credit generated from January 1, 2010 to May 31, 2010.

Net income. For fiscal 2011, we reported net income of $8.1 million, compared with $12.3 million in the prior year.

Investment in Nanoknife Technology. The financial results of our Nanoknife program are recorded in our Oncology/Surgery division. Taking into account the sales and related cost of sales and operating expenses, the net impact of this investment in fiscal 2011 was $4.7 million on pretax income and $3.6 million or ($0.14) per share after tax, compared with a $9.1 million impact on pretax income and $5.8 million or ($0.23) per share after tax impact in fiscal 2010.

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

From a segment perspective, Vascular sales increased 6% to $159.2 million from $150.3 million. This increase was driven primarily by increased sales of VenaCure EVLT procedure kits, Benephit renal infusion products and increased unit sales of dialysis, PICC and port products partially offset by decreased unit sales of infusion sets and a 5% decline in average selling prices of certain Vascular products. Oncology/Surgery sales were $56.9 million, an increase of 27% over the prior year results of $44.8 million primarily due to increased unit sales of our LC Beads, Nanoknife generators and probes and RF electrodes. Nanoknife sales totaled $2.5 million in fiscal 2010.

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

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales decreased to 58.8% for fiscal 2010 from 61.6% for fiscal 2009. The decrease in gross profit percentage was primarily due to lower average selling prices for Vascular products and higher material costs for certain Vascular products partially offset by higher average selling prices for Oncology/Surgery products.

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

Amortization of intangibles. Amortization of intangibles increased $337,000 in fiscal 2010 compared with the prior year, primarily due to amortization of Vascular intangibles. Amortization of NanoKnife intangibles was $1.7 million in fiscal 2010.

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

Income taxes. Our provision for income taxes increased $2.1 million in fiscal 2010, to $7.3 million from $5.2 million in fiscal 2009. Our effective tax rate was 37.2% in fiscal 2010 and 34.5% in fiscal 2009. The reinstatement of the previously expired R&D tax credit reduced our fiscal 2009 effective tax rate by 1.4% which was additive to the 1.7% reduction related to fiscal 2009 R&D credits, amounting to a total effective rate reduction of 3.1% in fiscal 2009. This credit expired again on December 31, 2009 and was not renewed until the third quarter of 2011. Accordingly fiscal year 2010 includes the utilization of this credit only until its expiration date which amounted to a reduction in our 2010 effective rate of 1.1%. Additionally during 2010 our non-U.S. pre-tax loss negatively impacted our effective tax rate by 1.1% compared to fiscal year 2009 during which our non-U.S. pre-tax income created an effective tax rate benefit of 1.8%. 2010 federal income tax payments were reduced by $7.6 million through the utilization of net operating losses acquired as a result of the RITA acquisition compared with $6.7 million in 2009.

Net income. For fiscal 2010, we reported net income of $12.3 million, an increase of $2.4 million from net income of $9.9 million in fiscal 2009.

Liquidity and Capital Resources

Summary of cash flows (in thousands):

	May 31, 2011	May 31, 2010	May 31, 2009
	(in thousands)
Cash provided by (used in):
Operating activitites	$33,870	$39,959	$19,942
Investing activities	(48,620)	(11,777)	(15,699)
Financing activitites	1,922	2,718	(8,266)
Effect of exchange rate changes on cash and cash equivalents	49	(46)	(108)

Net change in cash and cash equivalents	$(12,779)	$30,854	$(4,131)

During the past three years, we have financed our operations primarily through cash flow from operations. At May 31, 2011, $131.5 million or 30% of our assets consisted of cash, cash equivalents and marketable securities. Marketable securities are comprised of U.S. government issued or guaranteed securities, corporate bonds and auction-rate securities. Our current ratio was 7.6 to 1, with net working capital of $168.8 million at May 31, 2011, compared with a current ratio of 6.6 to 1, with net working capital of $145.3 million, at May 31, 2010. At May 31, 2011, total debt was $6.6 million comprised of short and long-term bank debt issued in the financing of our facility expansions in Queensbury, New York compared with total debt of $6.8 million at May 31, 2010 for the same obligations.

We generated cash flow from operations of $33.9 million on net income of $8.1 million for fiscal 2011. Significant non-cash expenses affecting net income included depreciation and amortization of $12.6 million, $6.4 million of impairment charges for Medron Lightport and Centros technology and stock-based compensation of $4.6 million. Significant cash provided by operating activities included a decrease in accounts receivable of $2.8 million and a decrease in inventories of $1.5 million. The decrease in accounts receivable reflects continued successful management of credit and collections processes combined with consistent revenues. The decrease in inventories is primarily due to continued improvement in supply chain management. These decreases in accounts receivables and inventories were partially offset by increased accounts payable and accrued liabilities.

For fiscal 2011, our investing activities used net cash of $48.6 million, primarily as a result of net purchases of marketable securities and available-for-sale short term investments. We also made equipment purchases and building improvements totaling $3.0 million, including completing the furnishing of the new facility in Latham, New York and improvements to the existing facilities in Queensbury, New York and Manchester, Georgia. Additionally, we used cash for the acquisition of intangible assets and businesses of $1.1 million in fiscal 2011 while the prior year included the final purchase price payment of $5.0 million related to the Oncobionic acquisition. Financing activities added net cash of $1.9 million for fiscal 2011. This primarily consists of the proceeds from the exercise of stock options and issuances under the employee stock purchase plan.

In fiscal 2003, we financed an expansion of our headquarters and manufacturing facility with industrial revenue bonds for $3.5 million. To secure this financing, we entered into agreements with local municipalities, a bank, a trustee and a remarketing agent. These agreements are referred to as the IDA agreements. The proceeds of the bonds were advanced as construction occurred. The bonds reprice every seven days and are resold by a Remarketing Agent. The bonds bear interest based on the market rate on the date the bonds are repriced and require quarterly principal payments ranging from $25,000 to $65,000 plus accrued interest through May 2022. We entered into an interest rate swap with a bank to convert the initial variable rate payments to a fixed interest rate of 4.45% per annum. The IDA agreements contain financial covenants relating to fixed charge coverage and interest coverage. The outstanding debt is collateralized by a letter of credit ($2.1 million at May 31, 2011) and a first mortgage on the land, building and equipment representing our facility in Queensbury, New York and we are required to pay an annual fee ranging from 1.0% to 1.9% of the outstanding balance depending on our financial results. The current fee is 1.75% and is in effect until August 24, 2011.

In fiscal 2007, we financed the expansion of our warehouse and manufacturing facility in Queensbury, New York. The expansion was financed principally with taxable adjustable rate notes (the “Notes”) issued by us aggregating $5,000,000. The Notes were issued under a trust agreement by and between us and a bank, as trustee (the “Trustee”). In connection with the issuance of the Notes, we entered into a letter of credit and reimbursement agreement (the “Reimbursement Agreement”) with the Bank that requires the maintenance of a letter of credit to support principal and certain interest payments on the Notes and requires payment of an annual fee on the outstanding balance. The current fee is 1.75% and is in effect until December 2011. We also entered into a remarketing agreement, pursuant to which the remarketing agent is required to use its best efforts to arrange for sales of the Notes in the secondary market. In connection with this financing, we entered into an interest rate swap agreement (the “2006 Swap Agreement”) with the Bank, effective December 2006, with an initial notional amount of $5,000,000, to limit the effect of variability due to interest rates on the rollover of the Notes. The 2006 Swap Agreement is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The 2006 Swap Agreement requires us to pay a fixed rate of 5.06% and receive payments based on 30-day LIBOR repriced every seven days through December 2016. The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage and interest coverage, as defined. Amounts borrowed under the Reimbursement Agreement are collateralized by the aforementioned letter of credit and all of our assets. The debt covenants and the collateralization of substantially all of our assets to secure these financings may restrict our ability to obtain debt financing in the future.

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

On January 12, 2009, we completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica products. The contingent payment of $768,000 was included in fiscal 2011 accrued liabilities and was paid in July 2011.

In July 2009, we entered into an agreement to lease, for a ten year period plus two five year renewal options, a 52,500 square foot office building in Latham, New York to house our corporate headquarters and certain business operations. We commenced occupancy of the facility in March 2010. The lease provides for annual rent of $857,321 for the first five years and $943,054 for the next five years, plus the payment of customary building operating expenses. The lease commencement date was March 1, 2010.

In July 2010, we entered into an agreement to extend the lease for our Manchester facility until April 30, 2013. The agreement terms are for an annual rent of $189,560 representing no change from the previous terms.

Our contractual obligations as of May 31, 2011 are set forth in the table below (in thousands). We have no variable interest entities or other off-balance sheet obligations.

	Cash Payments Due By Period as of May 31, 2011
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long term debt and interest	$8,871	588	1,222	1,259	5,802
Operating Leases(1)	9,614	1,638	2,520	1,920	3,536
Purchase Obligations(1)	12,079	6,121	5,958	0	0

	$30,564	$8,347	$9,700	$3,179	$9,338

(1)	The non-cancelable operating leases and inventory purchase obligations are not reflected on our consolidated balance sheet under accounting principles generally accepted in the United States of America.

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

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. The updated guidance was effective for annual and interim reporting periods beginning after December 15, 2009 (our 2011 fiscal first quarter), except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010 (our 2012 fiscal year). We have provided the additional disclosures necessary for Levels 1 and 2 transfers herein.

In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The updated guidance is effective beginning in our fiscal 2012 year. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In May 2011, the FASB updated the accounting guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The

updated guidance is effective for interim and annual periods beginning after December 15, 2011 (the fourth quarter of our fiscal year 2012). We are currently evaluating the impact of adoption of this accounting guidance on our consolidated financial statements.

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for interim and annual periods beginning after December 15, 2011 (the fourth quarter of our fiscal 2012). We are currently evaluating the impact of adoption of this accounting guidance on our consolidated financial statements.

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

At May 31, 2011, we maintained variable interest rate financing of $6.6 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with a bank under which we agreed to pay the bank fixed annual interest rate payments of 4.45% and 5.06% and the bank assumed our variable interest payment obligations under the financing.

Nearly all of our sales have historically been denominated in United States dollars. Although not significant, in late fiscal 2007 we began to make sales in other currencies, particularly the Euro, GB pound and Canadian dollar. Approximately 4% of our sales in fiscal 2011 were denominated in currencies other than the US dollar, primarily the Euro and GB pound. We currently have no significant direct foreign currency exchange risk and such risk in the future is expected to be modest.

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

We are party to legal actions that arise in the ordinary course of business as described in Note P.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Interim Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us (including our consolidated subsidiaries) in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal year ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on its assessment and this criteria, subject to the foregoing, management believes that we maintained effective internal control over financial reporting as of May 31, 2011.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. That report appears on page 51.

Item 9B.	Other Information

None

Part III

Certain information required by Part III is omitted from this annual report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our annual meeting of Stockholders, currently scheduled for October 17, 2011. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

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

The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Ownership of Securities”.

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

(a)(1) Financial Statements

The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

(2) Financial Statement Schedules

The following consolidated financial statement schedule is included in Part IV of this report:

Schedule II—Valuation and qualifying accounts	98

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

2.1	Master Separation and Distribution Agreement, effective as of May 2004, between E-Z-EM, Inc. and AngioDynamics, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s registration statement on Form S-1/A , filed with the Commission on May 12, 2004).

2.2	Stock Purchase Agreement, dated October 12, 2006, by and between AngioDynamics, Inc., Oncobionic, Inc. and the shareholders of Oncobionic, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q, filed with the Commission on January 11, 2007).

2.3	Agreement and Plan of Merger, dated as of November 27, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4, filed with the Commission on December 8, 2006).

2.4	Amendment No. 1, dated December 7, 2006, to the Agreement and Plan of Merger, dated as of November 27, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to Annex E of the Company’s Registration Statement on Form S-4, filed with the Commission on December 8, 2006).

2.5	Amendment No. 2, dated January 16, 2007, to the Agreement and Plan of Merger, dated as of November 27, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K, filed with the Commission on January 16, 2007).

2.6	Asset Purchase Agreement, dated as of April 9, 2008, by and between Diomed Holdings, Inc. and Diomed, Inc., as sellers and AngioDynamics, Inc., as Buyer (We agree to furnish to the Commission, upon request, a copy of each exhibit to this Asset Purchase Agreement).

2.7	Sale of the Business and Assets of Diomed Limited (in administration), dated April 10, 2008, by and between AngioDynamics, Inc., Diomed Limited (in administration) and Steve Law (as administrator) (We agree to furnish to the Commission, upon request, a copy of each exhibit to this Stock Purchase Agreement).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 7, 2005).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 7, 2005).

4.1	Rights Agreement, dated as of May 26, 2004, between AngioDynamics, Inc. and Registrar & Transfer Company, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s registration statement on Form 8-A, filed with the Commission on October 27, 2004).

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock of AngioDynamics, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K, filed with the Commission on November 28, 2006).

4.3	Trust Indenture, dated as of August 1, 2002, Relating to the Multi-Mode Variable Rate Industrial Development Revenue Bonds, Series 2002 issued by the Counties of Warren and Washington Industrial Development Agency in the aggregate principal amount of $3,500,00 (incorporated by reference to Exhibit 10.12 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

4.4	Counties of Warren and Washington Industrial Development Agency Multi-Mode Variable Rate Industrial Development Revenue Bond—AngioDynamics, Inc. Project—Letter of Credit Secured, Series 2002, having a maturity Date of August 1, 2022 (incorporated by reference to Exhibit 10.14 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

4.5	Except as set forth in Exhibits 4.3 and 4.4 above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted. We agree to furnish to the Commission, upon request, a copy of each instrument with respect to issuances of long term debt of the Company and its subsidiaries.

10.1.1	AngioDynamics, Inc. 1997 Stock Option Plan, as amended by the Board and Shareholders on February 27, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s registration statement on Form S-1, filed on March 5, 2004).

10.1.2	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (incorporated by reference to Appendix B of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Commission on September 9, 2009).

10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Commission on September 3, 2010).

10.3	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 12, 2004).

10.4	Form of Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2005).

10.5	Form of Restricted Stock Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (incorporated by reference to the Company’s current report on Form 8-K, filed with the Commission on May 12, 2005).

10.6	Rita Medical Systems, Inc. 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of Rita Medical Systems registration statement on Form S-1, filed with the Commission on May 3, 2000)

10.7	Horizon Medical Products, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of Horizon Medical Products’ registration statement on Form S-1, filed with the Commission on February 13, 1998.

10.8	Rita Medical Systems, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 10.3 of Rita Medical Systems registration statement on Form S-1/A, filed with the Commission on June 14, 2000).

10.9	Rita Medical Systems, Inc. 2000 Directors’ Stock Plan, as amended on June 8, 2005 (incorporated by reference to Exhibit 99.2 of Rita Medical System’s registration statement on Form S-8, filed with the Commission on July 8, 2005).

10.10	Rita Medical Systems, Inc. 2005 Stock and Incentive Plan (incorporated by reference to Exhibit 99.1 of Rita Medical System’s registration statement on Form S-8, filed with the Commission on July 8, 2005).

10.11	Form of Indemnification Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2006).

10.12.1	Form of Severance Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K, filed with the Commission on October 31, 2007).

10.12.2	Form of Severance Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K, filed with the Commission on January 8, 2009).

10.13	Building Loan Agreement, dated as of August 1, 2002, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.10 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.14	Mortgage and Security Agreement, dated as of August 1, 2002, from Counties of Warren and Washington Industrial Development Agency, as Issuer, and AngioDynamics, Inc. to Keybank National Association for the holders of the Issuer’s Multimode Variable Rate Industrial Development Revenue Bonds (incorporated by reference to Exhibit 10.11 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.15	Installment Sale Agreement, dated as of August 1, 2002, by and between Counties of Warren and Washington Industrial Development Agency and AngioDynamics, Inc. (incorporated by reference to Exhibit 10.15 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.16	Reimbursement Agreement, dated as of August 1, 2002, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.16 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.17	First Amendment to the Reimbursement Agreement, dated as of December 29, 2003, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.17 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.18	Note Purchase Agreement, dated as of December 5, 2006, by and between AngioDynamics, Inc. and Keybanc Capital Markets (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed with the Commission on August 14, 2008).

10.19	Reimbursement Agreement, dated as of December 1, 2006, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed with the Commission on August 14, 2008).

10.20	Offer Letter for the Chief Executive Officer, dated January 19, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.21	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on May 19, 2011).

10.22	Non-Statutory Stock Option Agreement, by and between AngioDynamics, Inc. and Jan Keltjens, dated January 19, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.23	Restricted Stock Agreement, by and between AngioDynamics, Inc. and Jan Keltjens, dated January 19, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.24	Employment Agreement, by and between AngioDynamics, Inc. and Eamonn Hobbs, dated January 20, 2009 (incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.25	Consulting Agreement, by and between AngioDynamics, Inc. and Eamonn Hobbs, dated January 20, 2009 (incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.26	Non-Statutory Stock Option Agreement, by and between AngioDynamics, Inc. and Eamonn Hobbs, dated January 20, 2009 (incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.27	AngioDynamics, Inc. Fiscal Year 2011 Senior Executive Cash Incentive Program.

10.28	AngioDynamics, Inc. Fiscal Year 2011 Senior Executive Equity Incentive Program.

10.29	AngioDynamics, Inc. Fiscal Year 2012 Senior Executive Cash Incentive Program.

10.30	AngioDynamics, Inc. Fiscal Year 2012 Senior Executive Equity Incentive Program.

10.31	Separation and General Release, by and between AngioDynamics, Inc. and Jan Keltjens, dated June 13, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on June 14, 2011).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2006).

21	Subsidiaries.

23	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

AngioDynamics, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AngioDynamics, Inc. and its Subsidiaries at May 31, 2011 and May 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A under Management’s Report on Internal Control over Financial Reporting.

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

/s/ PricewaterhouseCoopers LLP

Albany, New York

August 12, 2011

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended
	May 31, 2011	May 31, 2010	May 31, 2009
Net sales	$215,750	$216,035	$195,054
Cost of sales	90,047	89,066	74,989

Gross profit	125,703	126,969	120,065

Operating expenses
Research and development	21,373	19,275	17,914
Sales and marketing	58,123	60,923	57,797
General and administrative	17,828	16,437	19,124
Amortization of intangibles	9,234	9,463	9,126
Other non recurring items	7,182	—	—

Total operating expenses	113,740	106,098	103,961

Operating income	11,963	20,871	16,104

Other (expenses) income
Interest income	737	713	1,559
Interest expense	(499)	(672)	(731)
Other expense	(1,503)	(1,293)	(1,780)

Total other (expenses) income, net	(1,265)	(1,252)	(952)

Income before income tax provision	10,698	19,619	15,152
Income tax provision	2,581	7,307	5,220

Net income	$8,117	$12,312	$9,932

Earnings per share
Basic	$0.33	$0.50	$0.41

Diluted	$0.32	$0.50	$0.41

Basic weighted average shares outstanding	24,870	24,580	24,363
Diluted weighted average shares outstanding	25,133	24,787	24,513

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	May 31, 2011	May 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,984	$58,763
Marketable securities, at fair value	85,558	41,311

Total cash, cash equivalents and marketable securities	131,542	100,074
Accounts receivable, net of allowances of $485 and $558, respectively	27,141	29,838
Inventories	28,126	29,216
Deferred income taxes	2,821	5,281
Prepaid expenses and other	4,675	6,951

Total current assets	194,305	171,360
PROPERTY, PLANT AND EQUIPMENT-AT COST, net	23,804	24,193
OTHER ASSETS	2,823	2,557
INTANGIBLE ASSETS, net	48,037	58,352
GOODWILL	161,951	161,974
DEFERRED INCOME TAXES, long term	5,835	2,527
PREPAID ROYALTIES	666	2,962

TOTAL ASSETS	$437,421	$423,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,391	$12,044
Accrued liabilities	13,841	13,722
Current portion of long-term debt	275	260

Total current liabilities	25,507	26,026
LONG-TERM DEBT, net of current portion	6,275	6,550

Total liabilities	31,782	32,576

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 24,985,657 and 24,747,145 shares, respectively	250	247
Additional paid-in capital	371,393	365,344
Retained earnings	35,269	27,152
Accumulated other comprehensive loss	(1,273)	(1,394)

Total stockholders’ equity	405,639	391,349

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$437,421	$423,925

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE

INCOME

Years ended May 31, 2011, May 31, 2010, and May 31, 2009

(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss		Comprehensive income
	Shares	Amount				Total
Balance at May 31, 2008	24,268,266	$243	$350,598	$4,908	$(36)	$355,713
Net Income				9,932		9,932	$9,932
Exercise of stock options	63,505	2	681			683
Tax effect of exercise of stock options			(145)			(145)
Issuance of performance shares, net	3,501		(4)			(4)
Purchase of common stock under Employee Stock Purchase Plan	92,937		1,091			1,091
Stock-based compensation			5,793			5,793
Unrealized gain on marketable securities, net of tax of $52					88	88	88
Unrealized loss on interest rate swap, net of tax of $46					(79)	(79)	(79)
Foreign Currency Translation					(878)	(878)	(878)

Comprehensive income							$9,063

Balance at May 31, 2009	24,428,209	$245	$358,014	$14,840	$(905)	$372,194
Net Income				12,312		12,312	$12,312
Exercise of stock options	172,377	1	1,723			1,724
Tax effect of exercise of stock options			(366)			(366)
Issuance of performance shares, net	32,080		(55)			(55)
Purchase of common stock under Employee Stock Purchase Plan	114,479	1	1,152			1,153
Stock-based compensation			4,876			4,876
Unrealized loss on marketable securities, net of tax of $82					(140)	(140)	(140)
Unrealized loss on interest rate swap, net of tax of $3					(5)	(5)	(5)
Foreign Currency Translation					(344)	(344)	(344)

Comprehensive income							$11,823

Balance at May 31, 2010	24,747,145	$247	$365,344	$27,152	$(1,394)	$391,349
Net Income				8,117		8,117	$8,117
Exercise of stock options	106,858	1	976			977
Tax effect of exercise of stock options			(639)			(639)
Issuance of performance shares, net	46,727	1				1
Purchase of common stock under Employee Stock Purchase Plan	84,927	1	1,103			1,104
Stock-based compensation			4,609			4,609
Unrealized loss on marketable securities, net of tax of $15					(26)	(26)	(26)
Unrealized gain on interest rate swap, net of tax of $2					3	3	3
Foreign Currency Translation					144	144	144

Comprehensive income							$8,238

Balance at May 31, 2011	24,985,657	$250	$371,393	$35,269	$(1,273)	$405,639

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended
	May 31, 2011	May 31, 2010	May 31, 2009
Cash flows from operating activities:
Net income	$8,117	$12,312	$9,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,579	12,459	11,813
Amortization of bond discount	52	68	242
Tax effect of exercise of stock options and issuance of performance shares	(741)	(529)	(149)
Deferred income tax provision	(840)	5,877	4,267
Changes in allowance for excess and obsolete inventory	(77)	(873)	253
Stock based compensation	4,609	4,876	5,793
Imputed interest	—	153	252
Changes in AR allowances	(73)	(44)	167
Litigation provisions, net	—	—	(6,757)
Write off of building planning costs	—	—	604
Unrealized loss from foreign exchange	(104)	(301)	—
Gain (loss) on impairment of intangible assets	6,410	—	—
Other	55	57	93
Changes in operating assets and liabilities, net of impact from acquisitions:
Accounts receivable	2,770	(2,613)	351
Inventories	1,495	8,302	(10,532)
Prepaid expenses and other	2,050	(1,307)	(1,020)
Accounts payable and accrued liabilities	(2,432)	1,522	5,566
Income taxes payable	—	—	(933)

Net cash provided by operating activities	33,870	39,959	19,942

Cash flows from investing activities:
Additions to property, plant and equipment	(2,957)	(5,042)	(4,361)
Acquisition of intangible assets and business, net of cash acquired	(1,086)	(5,411)	(17,078)
Other cash flows from investing activities	(182)	—	68
Purchases of marketable securities	(168,476)	(42,436)	(33,982)
Proceeds from sale or maturity of marketable securities	124,081	41,112	39,654

Net cash used in investing activities	(48,620)	(11,777)	(15,699)

Cash flows from financing activities:
Repayment of long-term debt	(260)	(265)	(10,040)
Proceeds from exercise of stock options and ESPP	2,080	2,875	1,774
Tax effect of the exercise of stock options and issuance of performance shares	102	108	—

Net cash provided by (used in) financing activities	1,922	2,718	(8,266)

Effect of exchange rate changes on cash and cash equivalents	49	(46)	(108)

Increase (decrease) in cash and cash equivalents	(12,779)	30,854	(4,131)
Cash and cash equivalents
Beginning of year	58,763	27,909	32,040

End of year	$45,984	$58,763	$27,909

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Years ended
	May 31, 2011	May 31, 2010	May 31, 2009
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$476	$452	$612
Income taxes	826	4,563	2,250

Supplemental disclosure of non-cash operating, investing and financing activities:
Contractual obligations in acquisition of intangibles and business	$1,909	$—	$350

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011 and May 31, 2010

NOTE A—BASIS OF PRESENTATION, BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Presentation, Business Description and Recent Events

The consolidated financial statements include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, AngioDynamics UK Limited since June 17, 2008 and AngioDynamics Netherlands B. V. since February 2, 2011 (collectively, the “Company”). All intercompany balances and transactions have been eliminated. To conform to the fiscal 2010 presentation, fiscal 2009 results include reclassifications made to include the costs of strategic business unit management in marketing costs. The reclassifications resulted in an increase in marketing costs and a decrease in general and administrative costs of $1,012,000 in fiscal 2009. We are primarily engaged in the design, development, manufacture and marketing of medical products used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD, and local oncology therapy options for treating cancer, including radiofrequency ablation, or RFA, systems, NanoKnife Ablation Systems, surgical resection systems and embolization products for treating benign and malignant tumors.

Prior to fiscal 2011, we reported our results of operations as three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. At the beginning of fiscal 2011, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division. The Vascular segment is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology /Surgery segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

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

CEO Transition

Subsequent to May 31, 2011, on June 13, 2011, we entered into a Separation Agreement with our then President and Chief Executive Officer that provided, among other things, for a lump sum payment in the amount of $930,811 (subject to applicable withholdings and deductions) and continuation of health benefits for a period of up to 24 months. Expenses associated with this Separation Agreement will be accrued in our fiscal 2012 first quarter results.

FDA Warning Letter

On January 24, 2011 we received a warning letter from the U.S. Food and Drug Administration (the “FDA”) in connection with our marketing of the NanoKnife System. In the warning letter the FDA states that certain statements we made, including those on our company website, promote the use of the NanoKnife System beyond its currently cleared indications.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

The warning letter does not restrict or prohibit the sale or marketing of our products nor does it require us to recall any products. We take these matters seriously and are committed to complying with all applicable laws, rules and regulations in connection with the marketing and sale of our products. While we believe we have been fully responsive to the matters raised by the FDA in the warning letter, there can be no assurance that the FDA will be satisfied with our response. Therefore, we may be subject to additional regulatory action by the FDA, and any such actions could significantly disrupt our business and operations and have a material adverse impact on our financial position and results of operations. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. The warning letter is posted on the FDA’s website at www.fda.gov and is available for viewing.

Establishment of AngioDynamics Netherlands BV

In February 2011, we entered into an agreement with our distributor in the Netherlands to terminate our international distribution agreement, to purchase relevant business assets and to secure their assistance in transferring customer relationships to AngioDynamics. As a result, we have established a direct sales operation and a business office in the Netherlands in accordance with our international growth strategy.

Expiration of our Distribution Agreement Amendment for LC Bead

We sell the embolization product, LC Bead, pursuant to a Supply and Distribution Agreement with Biocompatibles UK Limited, now BTG PLC, which grants us exclusive distribution rights to the product in the United States. The agreement was entered into in 2006 and has been amended four times, most recently in March 2010 to extend distribution rights until December 31, 2011. We do not expect the agreement to be amended again and, accordingly, we will not distribute LC Beads in the U.S. after December 31, 2011.

Acquisition of FlowMedica, Inc.

On January 12, 2009 we completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica products. The contingent payment of $768,000 was included in accrued liabilities and intangible assets on the balance sheet at May 31, 2011 and was paid in July 2011. Intangible assets acquired totaled approximately $2.1 million and inventory acquired totaled approximately $400,000. (See Note C.)

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

4. Marketable Securities

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

guidance issued by FASB and are reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. During fiscal years 2011, 2010 and 2009, we had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.

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

Goodwill and intangible assets that have indefinite useful lives are not amortized, but rather, are tested for impairment annually or more frequently if impairment indicators arise. None of our intangible assets have an

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

indefinite life. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

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

Prior to fiscal 2011, we reported our results of operations as three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. At the beginning of fiscal 2011, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division. The Vascular segment is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology/Surgery segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

As a result of the decision to terminate the LC Beads distribution contract in December 2011, we performed a goodwill impairment test on the Oncology/Surgery segment as of April 30, 2011 based on our revised expectations of the segment. Our assessment of goodwill impairment indicated that the fair value of the reporting unit exceeded its carrying value and therefore goodwill was not impaired. (See Note G.)

During the fiscal year ended May 31, 2011, we made the decision to not continue development of the Medron Lightport technology resulting in an impairment charge, included in other non-recurring items, of $4.2 million which affected our Vascular intangible balance.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

than one deliverable or unit of accounting. At the same time, we also adopted the updated guidance relating to certain revenue arrangements that include software elements. Neither of these had a material effect on our consolidated financial statements.

10. Research and Development

Research and development costs, including salaries, consulting fees, building costs, utilities, administrative expenses, patent application costs, and an allocation of corporate costs are related to developing new products, enhancing existing products, validating new and enhanced products and managing clinical, regulatory and medical affairs and our intellectual property and are expensed as incurred.

11. Shipping and Handling Costs

Shipping and handling costs, associated with the distribution of finished products to customers, are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer. Amounts charged to customers for shipping are recorded in net sales.

12. Advertising

All costs associated with advertisement are expensed as incurred. Advertising expense, included in sales and marketing expense was $1,191,000, $1,281,000 and $909,000 for fiscal 2011, 2010 and 2009, respectively.

13. Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets, if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period which includes the enactment date. The deferred tax asset includes net operating losses acquired as part of the RITA acquisition. These losses could be significantly limited under Internal Revenue Code (“IRC”) Section 382. An analysis of RITA’s ownership changes as defined in IRC Section 382 shows that approximately $15.8 million (of which $7.1 million had expired as of May 31, 2011) of net operating losses will not be utilized due to limitations. In addition, it is estimated that $11.8 million of state net operating losses will expire prior to utilization. The gross deferred tax asset related to the net operating losses reflects these limitations.

We intend to reinvest indefinitely any of our unrepatriated foreign earnings as of May 31, 2011. We have not provided for U.S. income taxes on these undistributed earnings of our foreign subsidiaries because we consider such earnings to be reinvested indefinitely outside the United States. If these earnings were distributed, we may be subject to both foreign withholding taxes and U.S. income taxes. Determination of the amount of this unrecognized deferred income tax liability is not practical.

14. Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, short-term and long-term debt and two interest rate swap agreements. The carrying amount of these instruments approximates fair value due to the immediate or short-term maturities or, with respect to our debt and related interest rate swaps, variable interest rates associated with these instruments. The interest rate swap agreements have been recorded at their fair value based on a valuation received from an independent third party (see Note K). Marketable securities are carried at their fair value as determined by quoted market prices.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include bank time deposits, money market funds, mutual funds and U.S. Treasury securities that are traded in an active exchange market.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets Include US government securities and corporate bonds. When quoted market prices are unobservable, we obtain pricing information from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing vendor are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many fixed income securities do not trade on a daily basis, the methodology of the pricing vendor uses available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The pricing vendor considers all available market observable inputs in determining the evaluation for a security. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2 and primarily comprise our portfolio of corporate and government fixed income securities. Additionally included in Level 2 are interest rate swap agreements which are valued using a mid-market valuation model.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently only includes auction rate securities where independent pricing information was not able to be obtained. Our investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable since these auction rate securities issued by New York state and local government authorities failed auction. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value for all periods presented. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2011
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$11,719	$—	$—	$11,719
Corporate bond securities	—	20,995	—	20,995
U.S. government agency obligations	—	—	—	—

Total	$11,719	$20,995	$—	$32,714
Marketable securities
Corporate bond securities	$—	$46,155	$—	46,155
U.S. government agency obligations	—	37,553	1,850	39,403

Total	—	83,708	1,850	85,558

Total Financial Assets	$11,719	$104,703	$1,850	$118,272

Financial Liabilities
Interest rate swap agreements	$—	$1,028	$—	$1,028

Total Financial Liabilities	$—	$1,028	$—	$1,028

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2010
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$9,315	$—	$—	$9,315
Corporate bond securities	—	17,996	—	17,996
U.S. government agency obligations	—	18,998	—	18,998

Total	$9,315	$36,994	$—	$46,309
Marketable securities
Corporate bond securities	$—	$24,172	$—	24,172
U.S. government agency obligations	—	15,289	1,850	17,139

Total	—	39,461	1,850	41,311

Total Financial Assets	$9,315	$76,455	$1,850	$87,620

Financial Liabilities
Interest rate swap agreements	$—	$995	$—	$995

Total Financial Liabilities	$—	$995	$—	$995

There were no changes in the level 3 fair value instruments during fiscal 2011.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

15. Derivative Financial Instruments

In March 2008, FASB issued authoritative guidance which is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. This guidance also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for. The guidance was effective for both interim and annual reporting periods beginning after November 15, 2008 (our 2009 fiscal third quarter). We have provided the required disclosures herein.

We are exposed to market risk due to changes in interest rates. To reduce this risk, we periodically enter into certain derivative financial instruments to hedge the underlying economic exposure. We use derivative instruments as part of our interest rate risk management strategy. The derivative instruments used are floating-to-fixed rate interest rate swaps, which are subject to cash flow hedge accounting treatment. We recognized interest expense of $37,000, $70,000 and $378,000 for the 2011, 2010 and 2009 periods, respectively, on the cash flow hedge (See Note K).

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

16. Stock-Based Compensation

We recognize compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to our Stock Purchase Plan based on estimated fair values at the grant date. We recognize compensation expense for our stock awards on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. Guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 90.2% of our options will vest annually, and we have therefore applied a 9.8% annual forfeiture rate in determining the stock-based compensation charge recorded. We will re-evaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

For the fiscal years ended May 31, 2011, May 31, 2010 and May 31, 2009, we used the Black-Scholes option-pricing model (“Black-Scholes”) as our method of valuation and a single option award approach. This fair

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share based payment awards on the date of the grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and a risk-free interest rate. The risk-free interest rate is based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.

Prior to fiscal 2009, due to our limited public history, we considered historical volatility and trends within our industry/peer group when estimating expected stock price volatility. Beginning with fiscal 2009, we began to utilize our historical volatility when estimating expected stock price volatility. We use yield rates on U.S. Treasury securities for a period approximating the expected term of the award to estimate the risk-free interest rate. The expected term is based on our historical forfeiture rates. The dividend yield is based on the history and expectation of dividend payments. We have not paid dividends in the past nor do we expect to pay dividends in the foreseeable future. Our historical data includes information from May 27, 2004, the date of our initial public offering.

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

We account for convertible debt (see Note K) using authoritative guidance which indicates that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. The Convertible debt was paid at maturity in fiscal 2009.

Excluded from the calculation of diluted earnings per common share are options and restricted stock units issued to employees and non-employees to purchase 1,991,023 shares of common stock at May 31, 2011 as their inclusion would not be dilutive. The exercise prices of the excluded securities were between $0 and $53.92 at May 31, 2011. For the period ending May 31, 2010, options and restricted stock units issued to employees and non-employees to purchase 2,325,215 shares of common stock were excluded from the calculation of diluted earnings per common share as their inclusion would not be dilutive. The exercise prices of the excluded securities were between $0 and $53.92 at May 31, 2010. For the period ending May 31, 2009, options and warrants issued to employees and non-employees to purchase 1,389,571 shares of common stock were excluded from the calculation of diluted earnings per common share as their inclusion would not be dilutive. The exercise prices of the excluded securities were between $11.93 and $93.52 at May 31, 2009.

The following table sets forth the reconciliation of the weighted-average number of common shares:

	2011	2010	2009
Basic	24,870,005	24,580,483	24,363,234
Effect of dilutive securities	262,758	206,358	149,436

Diluted	25,132,763	24,786,841	24,512,670

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

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

19. Supplier Concentrations

We are dependent on a third party supplier for our embolization product, LC Bead, which accounted for approximately 13% of our sales in fiscal 2011. The agreement to distribute this product ends December 31, 2011. We are dependent on a third-party manufacturer for a substantial portion of our dialysis catheters. In fiscal 2011, products purchased from this supplier accounted for approximately 10% of total product purchases and sales of these products accounted for approximately 7% of our sales. We are dependent upon the ability of our suppliers to provide products on a timely basis and on favorable pricing terms. The loss of our principal suppliers or a significant reduction in product availability from these suppliers could have a material adverse effect on us. We believe that our relationships with these suppliers are satisfactory.

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

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. The updated guidance was effective for annual and interim reporting periods beginning after December 15, 2009 (our 2011 fiscal first quarter), except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010 (our 2012 fiscal year). We have provided the additional disclosures necessary for Levels 1 and 2 transfers herein.

In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

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

In May 2011, the FASB updated the accounting guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The updated guidance is effective for interim and annual periods beginning after December 15, 2011 (the fourth quarter of our fiscal year 2012). We are currently evaluating the impact of adoption of this accounting guidance on our consolidated financial statements.

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for interim and annual periods beginning after December 15, 2011 (the fourth quarter of our fiscal 2012). We are currently evaluating the impact of adoption of this accounting guidance on our consolidated financial statements.

NOTE B—COMPREHENSIVE INCOME

We record comprehensive income in accordance with authoritative guidance which requires unrealized holding gains or losses on available-for-sale securities and certain derivative instruments, net of tax, and foreign currency translation to be included in accumulated other comprehensive loss, as a separate component of stockholders’ equity. The components of accumulated comprehensive loss, which include unrealized gains and losses on available for sale securities, changes in the fair value of the 2002 interest rate swap (see Note K), and foreign currency translation losses, are detailed in our accompanying consolidated statements of stockholders’ equity and comprehensive income. At May 31, 2011 and May 31, 2010, the components of accumulated other comprehensive loss, net of related tax, are as follows:

	May 31, 2011	May 31, 2010
	(in thousands)
Cumulative loss on interest rate swap	$(204)	$(207)
Unrealized holding gain on marketable securities	9	35
Foreign Currency Translation	(1,078)	(1,222)

Accumulated other comprehensive loss	$(1,273)	$(1,394)

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

NOTE C—ACQUISITIONS

Acquisition of FlowMedica, Inc.

On January 12, 2009, we completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica products. The contingent payment of $768,000 was included in accrued liabilities and intangibles on the balance sheet at May 31, 2011 and was paid in July 2011. With this acquisition, we purchased the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy. Intangible assets acquired totaled approximately $2.1 million which have been identified as product technologies (10-year weighted average useful life). Inventory acquired totaled approximately $400,000. The acquisition has been accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective January 12, 2009. The pro-forma effects of the acquisition were not material to our income statement and balance sheet. Ten employees of FlowMedica, Inc. became employees upon completion of the acquisition.

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

NOTE D—MARKETABLE SECURITIES AND INVESTMENTS

Marketable securities as of May 31, 2011 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$39,443	$36	$(77)	$39,402
Corporate bond securites	46,198	33	(75)	46,156

	$85,641	$69	$(152)	$85,558

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

Marketable securities as of May 31, 2010 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$17,174	$14	$(49)	$17,139
Corporate bond securites	24,179	46	(53)	24,172

	$41,353	$60	$(102)	$41,311

The amortized cost and fair value of marketable securities at May 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair Value
	(in thousands)
As of May 31, 2011:
Due in one year or less	$35,902	$35,818
Due after one through five years	44,029	44,030
Due after five through twenty years	5,710	5,710

	$85,641	$85,558

NOTE E—INVENTORIES

Inventories consist of the following:

	May 31, 2011	May 31, 2010
	(in thousands)
Raw materials	$11,465	$11,817
Work in process	2,922	3,657
Finished goods	15,863	15,943

Gross Inventories	30,250	31,417
Less: Reserves	(2,124)	(2,201)

Net Inventories	$28,126	$29,216

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

NOTE F—PROPERTY, PLANT AND EQUIPMENT, AT COST

Property, plant and equipment are summarized as follows:

	Estimated useful lives	May 31, 2011	May 31, 2010
		(in thousands)
Building and building improvements	39 years	$14,923	$14,652
Machinery and equipment	3 to 8 years	17,319	15,618
Computer software and equipment	3 to 5 years	10,319	9,101
Construction in progress		849	1,167

		43,410	40,538
Less accumulated depreciation and amortization		(20,050)	(16,704)

		23,360	23,834
Land and land improvements		444	359

		$23,804	$24,193

Depreciation expense for fiscal 2011, 2010 and 2009 was $3,345,000, $2,996,000 and $2,687,000, respectively.

NOTE G—GOODWILL AND INTANGIBLE ASSETS

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

by 4% and 13%, respectively. The sum of the fair values of the reporting units was reconciled to our current market capitalization (based upon our stock price) plus an estimated control premium of approximately 9% as of December 31, 2010.

In addition, as a result of the decision to terminate the LC Beads distribution contract in December 2011 and our revised expectations of the segment, we performed an interim goodwill impairment test on the Oncology/Surgery segment as of April 30, 2011. Significant assumptions included an EBITDA exit multiple of 7.0 to calculate the terminal value of the Oncology/Surgery reporting unit, which was consistent with previous valuations. In addition, we used a discount rate 22.5% to calculate the fair value compared to 20% in the December valuation. Our assessment of goodwill impairment indicated that the fair value of the reporting unit exceeded its carrying value by 14% and therefore goodwill was not impaired.

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

Goodwill by segment is as follows:

May 31, 2011
Vascular	107,966
Oncology/Surgery	53,985

$161,951

Changes in the carrying amount of goodwill for the fiscal year ended May 31, 2011 are as follows (in thousands):

	Vascular	Oncology/ Surgery	Total
Balance, May 31, 2010	$107,982	$53,992	$161,974
Adjustments to purchase price allocation	(16)	(7)	(23)

Balance, May 31, 2011	$107,966	$53,985	$161,951

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

During the fiscal year ended May 31, 2011, options assumed in connection with the acquisition of RITA Medical Systems, Inc. were exercised causing an adjustment to the purchase price allocation as noted above. The exercises will result in a tax benefit when the annual tax return is filed. There were no changes in the carrying amount of goodwill for the fiscal year ended May 31, 2010.

The balances of intangible assets are as follows:

	May 31, 2011
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Licenses	$6,252	$(3,005)	$3,247	9.1
Customer relationships	32,981	(17,502)	15,479	7.5
Distributor relationships	900	(900)	—	3.0
Trademarks	675	(275)	400	9.2
Product technologies	49,453	(20,542)	28,911	13.3

	$90,261	$(42,224)	$48,037

	May 31, 2010
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Licenses	$6,040	$(2,379)	$3,661	9.2
Customer relationships	31,125	(13,216)	17,909	7.5
Distributor relationships	900	(900)	—	3.0
Trademarks	675	(200)	475	9.2
Product technologies	48,648	(12,341)	36,307	13.5

	$87,388	$(29,036)	$58,352

Amortization expense was $9,234,000, $9,463,000 and $9,126,000, for fiscal 2011, 2010 and 2009, respectively.

During the fiscal year ended May 31, 2011, we made the decision to not continue development of the Medron Lightport technology resulting in an impairment charge in other non-recurring items of $4.2 million which affected our Vascular intangible balance.

Annual amortization of these intangible assets is expected to approximate the following amounts for each of the next five fiscal years (in thousands):

2012	$9,121
2013	8,202
2014	7,190
2015	4,782
2016	3,622

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

NOTE H—INCOME TAXES

The components of income (loss) before income tax provision for the years ended May 31 are as follows:

	2011	2010	2009
	(in thousands)
Income (loss) before tax provision:
US	$10,076	$20,330	$13,750
Non-US	622	(711)	1,402

	$10,698	$19,619	$15,152

Income tax provision analyzed by category and by statement of income classification for the years ended May 31 is summarized as follows:

	2011	2010	2009
	(in thousands)
Current
Federal	$3,030	$918	$426
State and local	323	456	137
Non U.S.	142	91	273

	3,495	1,465	836
Deferred	(914)	5,842	4,384

	$2,581	$7,307	$5,220

The significant components of deferred income tax (benefit) expense from operations for the years ended May 31 consist of the following:

	2011	2010	2009
	(in thousands)
Deferred tax (benefit) expense	$(4,092)	$(1,602)	$(2,315)
Net operating loss carryforward	3,178	7,444	6,699

	$(914)	$5,842	$4,384

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	May 31, 2011	May 31, 2010
	(in thousands)
Deferred tax assets
Net operating loss carryforward	$12,294	$15,567
Stock-based compensation	4,839	4,423
Federal and state R&D tax credit carryforward	775	1,280
Inventories	734	761
AMT credit carryforward	—	597
State tax credits	791	491
Expenses incurred not currently deductible	364	473
Impairment of long-lived assets	976	184
Capital loss carryforwards	163	136
Unrealized loss on interest rate swap	121	122
Other	371	358

Gross deferred tax asset	21,428	24,392

Deferred tax liabilities
Excess tax over book depreciation and amortization	11,638	15,422

Valuation Allowance	(1,134)	(1,162)

Net deferred tax asset	$8,656	$7,808

At May 31, 2011, we had approximately $42.4 million of remaining Federal net operating loss carryforwards and $25.9 million of state net operating loss carryforwards (“NOL”) which were generated by an acquired company. These net operating losses are subject to Internal Revenue Code (“IRC”) Section 382 limitations which is expected to significantly limit our ability to utilize these net operating losses on an annual basis. As a result of our IRC Section 382 analysis, it is estimated that approximately $8.7 million of remaining Federal net operating losses and $11.8 million of state net operating losses will expire prior to utilization. The gross deferred income tax asset (“DTA”) related to the NOL reflects these limitations.

We need to generate approximately $2.8 million of taxable income in each year over the next twelve years to ensure the realizability of our deferred tax assets. We have determined that we have sufficient existing levels of pre-tax earnings to generate sufficient taxable income to realize the net deferred tax assets recorded on our balance sheets.

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

Our Federal net operating loss carryforwards as of May 31, 2011 after considering IRC Section 382 limitations are $33.7 million. The expiration of the Federal net operating loss carryforwards are as follows: $23.9 million between 2017 and 2021 and $9.8 million between 2022 and 2026.

Our state net operating loss carryforwards as of May 31, 2011 after considering remaining IRC Section 382 limitations are $14.1 million which expire in various years from 2012 to 2026.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

At May 31, 2011, we had $2.4 million of state credits, of which $0.3 million expire at various dates through 2013 and $2.1 million which have an unlimited carryforward period.

At May 31, 2011, we had a net deferred income tax asset of $8.7 million, after recording a valuation allowance of $1.1 million. The net change in the valuation allowance was a decrease of $28,000 in 2011 and a decrease of $9,000 in 2010. Both years’ decreases relate to the use of fully reserved state tax credits due to a temporary change in state tax law partially offset by capital losses incurred in each year which were fully reserved. The valuation allowance recorded against the deferred tax assets relates to state tax credits and state NOLs that management has estimated will more likely than not expire before they are expected to be utilized.

Our consolidated income tax provision has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to our income before income taxes for the following reasons:

	2011	2010	2009
	(in thousands)
Income tax provision	$2,581	$7,307	$5,220
Effect of Graduated tax rates	107	196	152
State income taxes, net of Federal tax benefit	99	(157)	(90)
State income tax credits, net of Federal tax benefit	300	—	—
Impact of Non US operations	65	(233)	204
Tax-exempt interest	5	15	97
Research and development tax credit	549	226	458
Domestic Production Activities deduction	471	139	—
Nondeductible stock-based compensation	(119)	(233)	(271)
Other nondeductible expenses	(323)	(408)	(532)
Overaccrual (underaccrual) of prior year Federal and state taxes	49	41	—
Other	(40)	(26)	65

Income tax provision at statutory tax rate of 35%	$3,744	$6,867	$5,303

During the twelve months ended May 31, 2011, we did not recognize any tax liabilities related to uncertain tax positions. Due to our unrecognized tax benefit being zero upon adoption, with no change since adoption, no “tabular reconciliation” of the total amount of unrecognized tax benefits at the beginning and end of the period is being presented.

We recognize interest and penalties related to unrecognized tax benefits within our global operations as a component of income tax expense. This accounting policy did not change as a result of the guidance issued with respect to uncertain tax positions. There were no accrued interest and penalties recognized in the consolidated balance sheet as of May 31, 2011 and May 31, 2010.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. The Internal Revenue Service (“IRS”) completed an examination of our federal income tax returns for fiscal years 2006 and 2007 in February 2009 which did not result in a material impact on our results of operations or financial position. New York State is currently conducting an examination of our New York State Franchise Tax returns for fiscal years 2005 to 2009. Fiscal years 2008 through 2011 remain open to examination by the various tax authorities. We analyzed our filing positions in all of the federal and state jurisdictions where we are required to file income

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

taxes, as well as all open tax years in these jurisdictions and believe that our income tax filings position and deductions will be sustained on audit and do not anticipate any adjustments will result in a material adverse effect on our financial condition, results of operations or cash flows.

Income tax expense in fiscal 2011 includes an out-of-period benefit of $300,000 recorded in the fourth quarter to correct an error that originated in prior years related to certain state tax credits. We assessed the impact of this adjustment on the current year and all prior periods and determined that the cumulative effect of the adjustments was not material to the full year 2011 results and did not result in a material misstatement to any previously issued annual or quarterly financial statements.

We do not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

NOTE I—PREPAID ROYALTIES

On August 13, 2007, we entered into a Distribution, Manufacturing and Purchase Option Agreement (“the Agreement”) with a company to acquire the exclusive worldwide rights to manufacture and distribute a split tip catheter for the dialysis market we have named Centros™. We also have the option to purchase certain intellectual property associated with these products in the future. We will pay royalties on net sales of the products covered in the Agreement. In accordance with the Agreement, we prepaid $3.0 million of royalties based upon the achievement of certain milestones. At May 31, 2011, based on lower than anticipated sales results, we reduced the prepaid royalties to net realizable value which resulted in an impairment loss of $2.3 million recorded in other non-recurring items on the fiscal 2011 income statement. The remaining balance of $383,000 has been included in the caption “Prepaid Royalties” on the balance sheet as of May 31, 2011 and will be credited against quarterly royalties due.

NOTE J—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	May 31, 2011	May 31, 2010
	(in thousands)
Payroll and related expenses	$6,427	$8,444
Sales and franchise taxes	930	1,017
Royalties	1,562	1,508
Fair value of interest rate swap	1,028	995
Other	3,894	1,758

Total	$13,841	$13,722

NOTE K—LONG-TERM DEBT

Industrial Revenue Bonds

In September 2002, we closed on the financing for the expansion of our headquarters and manufacturing facility in Queensbury, New York. The expansion was financed principally with Industrial Revenue Bonds (the “Bonds”) issued by the Warren and Washington Counties Industrial Development Agency (the “Agency”) aggregating $3,500,000. The Bonds are issued under a Trust Agreement by and between the Agency and a bank, as trustee (the “Trustee”). The proceeds of the Bonds were advanced, as construction occurred, pursuant to a

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

Building Loan Agreement by and among the Agency, the Trustee, a second bank (the “Bank”) and us. The Bonds reprice every seven days and are resold by a Remarketing Agent. The Bonds bear interest based on the market rate on the date the Bonds are repriced and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $65,000 through May 2022. In connection with the issuance of the Bonds, we entered into a Letter of Credit and Reimbursement Agreement with the Bank which requires the maintenance of a letter of credit for an initial amount of $3,575,000 to support principal and certain interest payments of the Bonds and requires payment of an annual fee on the outstanding balance ranging from 1% to 1.9%, depending on financial results achieved. The current fee is 1.75% and is in effect until August 24, 2011. We also entered into a Remarketing Agreement, pursuant to which the Remarketing Agent is required to use its best efforts to arrange for sales of such bonds in the secondary market. The Remarketing Agreement provides for the payment of an annual fee of 0.1% of the remaining balance.

The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage and interest coverage, as defined, with which we were in compliance. Amounts borrowed under the Agreement are collateralized by the aforementioned letter of credit and a first mortgage on the land, building and equipment relating to the facility.

We entered into an interest rate swap agreement (the “2002 Swap Agreement”) with the Bank, effective September 2002, with an initial notional amount of $3,500,000 to limit the effect of variability due to interest rates on the rollover of the Bonds. The Swap Agreement, which qualifies for hedge accounting under authoritative guidance, is a contract to exchange floating interest rate payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement requires us to pay a fixed rate of 4.45% and receive payments based on 30-day LIBOR repriced every seven days through May 2022. As of May 31, 2011, May 31, 2010 and May 31, 2009, since the Swap Agreement is classified as a cash flow hedge, the fair value of $324,000, $327,000 and $319,000, respectively, has been recorded as a component of accrued liabilities, and accumulated other comprehensive loss related to the swap agreement is $205,000, $207,000 and $201,000, respectively, net of tax.

We capitalized certain legal and administrative costs incurred in connection with the issuance of the Bonds and are amortizing these costs using the effective interest method over the term of the Bonds. As of May 31, 2011, May 31, 2010 and May 31, 2009, net capitalized bond issuance costs amounted to $63,000 $69,000 and $74,000, respectively, and are recorded as a component of other assets.

Amounts to be paid or received under the Swap Agreement are accrued as interest rates change and are recognized over the life of the Swap Agreement as an adjustment to interest expense.

Taxable Adjustable Rate Notes

In December 2006, we closed on the financing for the expansion of our warehouse and manufacturing facility in Queensbury, New York. The expansion is being financed principally with Taxable Adjustable Rate Notes (the “Notes”) issued by us aggregating $5,000,000, maturing in December 2026. The Notes were issued under a Trust Agreement by and between us and a bank, as trustee (the “Trustee”). The Notes reprice every seven days and are resold by a Remarketing Agent. The Notes bear interest based on the market rate on the date the Notes are repriced and require quarterly interest payments and quarterly principal payments ranging from $25,000 to $55,000. In connection with the issuance of the Notes, we entered into a Letter of Credit and Reimbursement Agreement with the Bank that requires the maintenance of a letter of credit for an initial amount of $5,134,000 to support principal and certain interest payments on the Notes and requires payment of an annual

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

fee on the outstanding balance. The current fee is 1.75% and is in effect until December 2011. We entered into a Remarketing Agreement, pursuant to which the Remarketing Agent is required to use its best efforts to arrange for sales of the Notes in the secondary market. The Remarketing Agreement provides for the payment of an annual fee of 0.1% of the remaining balance.

The Reimbursement Agreement contains certain financial covenants relating to fixed charge coverage, interest coverage, and a debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined, with which we were in compliance. Amounts borrowed under the Reimbursement Agreement are collateralized by the aforementioned letter of credit and all our assets.

We entered into an interest rate swap agreement (the “2006 Swap Agreement”) with the Bank, effective December 2006, with an initial notional amount of $5,000,000, to limit the effect of variability due to interest rates on the rollover of the Notes. The 2006 Swap Agreement is a contract to exchange floating interest rate payments for fixed interest payments of 5.06% of the outstanding balance of the Notes over the life of the agreement without the exchange of the underlying notional amounts. Changes to the fair value of the 2006 Swap Agreement are recorded as increases or decreases to interest expense as we did not elect to apply hedge accounting. As of May 31, 2011, May 31, 2010 and May 31, 2009, the fair value of $704,000, $668,000 and $599,000, respectively has been recorded as a component of accrued liabilities with a corresponding credit to other income in the consolidated statement of operations.

We capitalized certain legal and bank fees incurred in connection with the issuance of the Notes and are amortizing these costs on a straight-line basis over the term of the Notes. As of May 31, 2011, May 31, 2010 and May 31, 2009, net capitalized issuance costs related to these Notes amounted to $ 149,000, $159,000 and $168,000, respectively, and are recorded as a component of other assets.

Convertible Notes

In connection with the acquisition of RITA on January 29, 2007, we assumed subordinated Senior Convertible Notes of RITA (the “Convertible Notes”) with an aggregate principal amount of $9.7 million. The fair value of the conversion feature of the Convertible Notes of $1.8 million was calculated using the intrinsic value method and recorded in goodwill and stockholders’ equity as part of the purchase price. During the year ended May 31, 2009, the Convertible Notes matured and were paid in cash.

Following is a summary of long-term debt at May 31, 2011 (in thousands):

Industrial Revenue Bonds/ Taxable Adjustable Rate Notes	$6,550
Less: current maturities	(275)

Long-term debt	$6,275

At May 31, 2011, future minimum principal payments on long-term debt were as follows (in thousands):

2012	$275
2013	300
2014	325
2015	355
Thereafter	5,295

$6,550

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

NOTE L—RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

During 2009, we received professional sales training services from an organization in which the principal owner was the spouse of our then President and CEO. Fees and expenses paid for these services totaled $63,000.

NOTE M—RETIREMENT PLANS

We have a 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by us. Matching contributions were $1,795,000, $706,100 and $507,800, in 2011, 2010 and 2009, respectively. Until December 31, 2009, we had a profit-sharing plan under which we made discretionary contributions to eligible employees. Profit-sharing contributions were $1,087,900 and $1,009,000 in fiscal 2010 and 2009, respectively. The profit sharing plan was not in effect during fiscal 2011 and therefore there were no profit sharing contributions during this year.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

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

Stock Option Activity:

The following schedule summarizes our stock option activity as of and for the years ended May 31, 2011, May 31, 2010 and May 31, 2009:

	2011				2010		2009
	Shares	Weighted- average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	2,624,114	$16.22			2,809,178	$16.50	2,039,183	$17.82
Granted	503,000	$15.37			272,900	$13.89	1,011,050	$13.78
Exercised	(106,858)	$15.89			(172,377)	$11.41	(63,505)	$12.56
Forfeited	(335,300)	$17.94			(284,894)	$19.73	(176,628)	$19.85
Expired	(4,566)	$48.51			(693)	$30.76	(922)	$19.97

Outstanding at end of year	2,680,390	$15.96	4.33	$22,420	2,624,114	$16.22	2,809,178	$16.50

Options exercisable at year-end	1,637,945	$16.76	4.01	$15,214	1,497,005	$17.24	1,222,951	$17.60

Options expected to vest in future periods	830,552	$15.25	5.30	$5,882	1,046,046	$15.32	1,480,521	$16.52

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

Weighted average fair value of options granted during the fiscal years ended May 31, is as follows:

	2011	2010	2009
Weighted-average fair value of options granted during the year	$6.83	$6.77	$6.63

On May 31, 2011, there remained 751,624 shares available for granting of options under the 2004 Plan. Options are exercisable into common stock.

All of our options were granted at exercise prices equal to the quoted market price of our common stock at the date of the grants. Options under these grants vest 25% per year over four years for employees and 100% after one year for consultants. Initial grants to directors vest 25% per year over four years and subsequent grants to directors vest 33 1/3 % per year over three years. Options granted prior to May 1, 2007 expire on the tenth anniversary of the grant date. Options granted on or after May 1, 2007, expire on the seventh anniversary of the grant date. The total intrinsic value of options exercised was $1,301,994, $862,117 and $839,022 for the years ended May 31, 2011, May 31, 2010 and May 31, 2009, respectively. We generally issue authorized but unissued shares upon stock option exercises and the settlement of performance share awards and restricted stock units.

The fair value of the options granted under the 1997 and 2004 Plans was estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

	2011	2010	2009
Expected stock price volatility	52.39%	57.39%	59.49%
Risk-free interest rate	1.33%	2.08%	2.33%
Expected life of options	4.63 years	4.64 years	4.26 years

The following information applies to options outstanding at May 31, 2011:

Range of exercise prices	Number outstanding	Weighted- average remaining life in years	Weighted -average exercise price	Number Exercisable	Weighted- average exercise price
$2.99 - $ 6.52	30,544	1.57	$5.96	30,544	$5.96
$6.70 - $9.61	16,896	1.31	7.86	16,896	7.86
$10.59 - $12.72	436,948	4.22	11.53	252,148	11.53
$13.18 - $14.97	458,632	4.84	13.78	193,907	13.78
$15.01 - $15.94	680,223	5.11	15.52	227,998	15.52
$16.11 - $17.56	285,135	4.42	16.52	198,778	16.52
$17.68 - $18.96	394,277	3.34	18.07	355,093	18.07
$19.07 - $22.32	160,823	3.81	20.15	145,669	20.15
$23.03 - $29.18	211,172	3.84	24.71	211,172	24.71
$30.40 - $53.92	5,740	1.16	43.91	5,740	43.91

	2,680,390	4.33	$15.96	1,637,945	$16.76

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

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

	Non-Vested Stock Award Units	Weighted Average Grant-Date Fair Value
Balance as of May 31, 2010	289,800	$12.78
Granted	173,040	15.79
Cancelled	(70,497)	13.76
Vested	(68,080)	12.68

Balance as of May 31, 2011	324,263	14.19

The total fair value of restricted stock awards vesting was $1,071,000, $733,000 and $64,900, for the years ended May 31, 2011, May 31, 2010 and May 31, 2009, respectively.

4. Unrecognized Compensation Cost:

Under the provisions of authoritative guidance on share based payment awards, we expect to recognize the following future expense for awards outstanding as of May 31, 2011:

	Unrecognized Compensation Cost	Weighted Average Remaining Vesting Period (in years)
Stock Options	$5,101,086	2.11
Non-vested stock awards	3,545,480	2.65

	$8,646,566	2.26

Unrecognized compensation cost for stock options is presented net of 9.8% assumed annual forfeitures.

5. Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides a means by which our employees (the “participants”) are given an opportunity to purchase our common stock through payroll deductions. The

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

maximum number of shares to be offered under the Stock Purchase Plan is 700,000 shares of our common stock, subject to any increase authorized by the Board of Directors. Shares are offered through two purchase periods, each with duration of approximately 6 months, commencing on the first business day of the first and third fiscal quarters. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of our stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the Board of Directors. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.

We use the Black-Scholes option-pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognize expense related to shares purchased ratably over the offering period.

For the years ended May 31, 2011, May 31, 2010 and May 31, 2009, 84,927, 114,479 and 92,937 shares, respectively, were issued at an average price of $13.01, $10.09 and $11.75, respectively, under the Stock Purchase Plan. As of May 31, 2011, 285,078 shares remained available for future purchases under the Stock Purchase Plan.

NOTE O—STOCK-BASED COMPENSATION

For 2011, stock based compensation was $4.6 million pre-tax ($2.9 million after tax, or $0.12 per diluted share). For 2010, stock based compensation was $4.9 million pre-tax ($3.1 million after tax, or $0.13 per diluted share). For 2009, stock based compensation was $5.8 million pre-tax ($3.7 million after tax, or $0.15 per diluted share).

The following table summarizes stock-based compensation in accordance with authoritative guidance on share based payment awards for the years ended May 31, 2011, May 31, 2010 and May 31, 2009, which was allocated as follows:

	May 31, 2011	May 31, 2010	May 31, 2009
	(In thousands)
Cost of sales	$227	$465	$582

Research and development	702	809	796
Sales and marketing	1,439	1,826	1,601
General and administrative	2,229	1,813	2,812

Stock based compensation expense included in operating expenses	4,370	4,448	5,209

Total stock based compensation	4,597	4,913	5,791
Tax benefit	1,677	1,789	2,129

Stock based compensation expense, net of tax	$2,920	$3,124	$3,662

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

NOTE P—COMMITMENTS AND CONTINGENCIES

Leases

We are committed under non-cancelable operating leases for facilities and equipment. During fiscal 2011, 2010 and 2009, aggregate rental costs under all operating leases were approximately $3,074,000, $2,583,000 and $2,367,000, respectively. Future annual payments under non-cancelable operating leases in the aggregate, of which one includes an escalation clause, with initial remaining terms of more than one year at May 31, 2011, are summarized as follows (in thousands):

2012	$1,638
2013	1,446
2014	1,074
2015	931
2016 +	4,525

$9,614

Litigation Matters

AngioDynamics v. Vascular Solutions

On July 29, 2009, we filed a complaint in the United States District Court for the District of Delaware against Vascular Solutions, Inc. (NASDAQ: VASC). The complaint alleged that Vascular Solutions’ Vari-Lase Bright-Tip fiber product line infringed on claims of two of our patents, US 7,273,478 and US 7,559,329. These patents relate to methods of treating varicose veins using endovenous laser treatments. Vascular Solutions filed with the U.S. Patent & Trademark Offices, or PTO, requests for inter partes reexamination of the ‘478 and ‘329 patents. The PTO initiated reexamination of these patents. Vascular Solutions denied the allegations of infringement and counterclaimed for a declaratory judgment that it does not infringe, that the patents are invalid and that the patents are unenforceable as a result of alleged inequitable conduct. The case was transferred to the United States District Court for the District of Minnesota. On December 21, 2010 the parties entered into a confidential settlement agreement and filed with the Court a stipulation for entry of consent judgment pursuant to which Vascular Solutions has agreed that the asserted claims of the ‘478 and ‘329 patents are valid and enforceable. We granted Vascular Solutions a non-exclusive, royalty bearing license under the ‘478 and ‘329 patents. The parties have filed with the PTO a stipulated motion to terminate the inter partes reexamination proceedings which has been granted by the PTO.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

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

Future Purchase Obligations

On October 17, 2005, we entered into a Supply and Distribution Rights Agreement (the “Agreement”) with Bioniche Pharma Group Limited (“Bioniche”). We were appointed the exclusive distributor in the Field, as defined in the Agreement, in the United States of Bioniche’s sodium tetradecyl sulfate product in concentrations of 1% and 3%, brand name “Sotradecol™” (“Product”). Sotradecol is indicated in the treatment of small uncomplicated varicose veins of the lower extremities that show simple dilation with competent valves. The Agreement was amended and restated during fiscal 2010 and expires on June 30, 2012. Future obligations under the agreement are as follows:

•

We agreed to purchase a minimum of 120,000 units of Product for fiscal year 2012 and 10,000 units of Product for fiscal year 2013 when the contract expires (June 30, 2012). We met our purchase commitment for the year ended June 30, 2011. Failure to make certain minimum annual purchases in any two consecutive contract years, unless cured as provided in the Agreement, may result in a loss of exclusive rights under the Agreement.

We have also entered into other commitments for future minimum inventory purchases related to several core products. Total future purchase obligations for fiscal years ending May 31 are as follows: $6.1 million in 2012, $2.8 million in 2013 and $3.2 million in 2014.

NOTE Q—SEGMENTS AND GEOGRAPHIC INFORMATION

Segment information

Prior to fiscal 2011, we reported our results of operations as three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. At the beginning of fiscal 2011, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division. The Vascular segment is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology /Surgery segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

Selected information by reportable segment is presented in the following tables (in thousands):

	Year Ended			As a Percentage of Net Sales Year Ended
	May 31, 2011	May 31, 2010	May 31, 2009	May 31, 2011	May 31, 2010	May 31, 2009
Net sales
Vascular	$149,522	$159,151	$150,269
Oncology/Surgery	66,228	56,884	44,785

Total	$215,750	$216,035	$195,054

Gross profit
Vascular	$82,370	$90,678	$89,136	55.1%	57.0%	59.3%
Oncology/Surgery	43,333	36,291	30,929	65.4%	63.8%	69.1%

Total	$125,703	$126,969	$120,065	58.3%	58.8%	61.6%

Operating income(expense)
Vascular	$8,048	$20,593	$20,868	5.4%	12.9%	13.9%
Oncology/Surgery	3,915	278	(4,764)	5.9%	0.5%	(10.6%)

Total	$11,963	$20,871	$16,104	5.5%	9.7%	8.3%

Total assets
Vascular	$294,417	$281,604	$263,425
Oncology/Surgery	143,004	142,321	145,278

Total	$437,421	$423,925	$408,703

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

Geographic information

Total sales for geographic areas are summarized below (in thousands):

	Year ended
	May 31, 2011	May 31, 2010	May 31, 2009
Net Sales by Geography
United States	$188,879	$192,933	$173,406
International	26,871	23,102	21,648

Total	$215,750	$216,035	$195,054

We market our products internationally through a direct sales force and independent distributors. The international distributors may also distribute competitive products under certain circumstances. The international distributors also play an important role in our clinical testing outside of the United States. The loss of any

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011 and May 31, 2010

international distributor would not have a material adverse effect on our business if a new distributor, sales representative or other suitable sales organization could not be found on a timely basis. For fiscal years 2011, 2010 and 2009, International sales as a percentage of total net sales were 12%, 11% and 11% respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of our net sales in any of the last three fiscal years.

NOTE R—QUARTERLY INFORMATION (unaudited)

Quarterly results of operations during 2011 and 2010 are as follows:

	2011
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$51,507	$53,372	$54,648	$56,223
Gross profit	30,020	31,536	31,721	32,425
Net income (loss)	1,888	3,279	3,811	(861)
Earnings per common share
Basic	0.08	0.13	0.15	(0.03)
Diluted	0.08	0.13	0.15	(0.03)

	2010
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$50,092	$53,459	$52,207	$60,277
Gross profit	30,132	31,607	30,273	34,957
Net income	2,111	3,129	3,333	3,739
Earnings per common share
Basic	0.09	0.13	0.14	0.15
Diluted	0.09	0.13	0.13	0.15

The data in the schedules above has been intentionally rounded to the nearest thousand and therefore the quarterly amounts may not sum to the fiscal year to date amounts.

The fourth quarter results for fiscal 2011 included, in other non-recurring items, $6.4 million in impairment charges related to our decision to not continue development of the Medron Lightport technology and the write down of Centros prepaid royalties due to lower than anticipated sales.

Income tax expense recorded in the fourth quarter of fiscal 2011 includes an out-of-period benefit of $300,000 to correct an error that originated in prior years related to certain state tax credits. We assessed the impact of this adjustment on the current year and all prior periods and determined that the cumulative effect of the adjustments was not material to the full year 2011 results and did not result in a material misstatement to any previously issued annual or quarterly financial statements.

AngioDynamics, Inc. and Subsidiaries

	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
	(in thousands)
Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to Other Accounts- describe	Deductions- describe		Balance at End of Period
Year Ended May 31, 2009
Allowance for inventory obsolescence	$3,694	$253	$—	$(873)	(b)	$3,074
Allowance for deferred tax asset	1,154	17	—	—		1,171
Allowance for doubtful accounts	683	167	—	(248)	(a)	602

Totals	$5,531	$437	$—	$(1,121)		$4,847

Year Ended May 31, 2010
Allowance for inventory obsolescence	$3,074	$930	$—	$(1,803)	(b)	$2,201
Allowance for deferred tax asset	1,171	25	—	(34)		1,162
Allowance for sales returns and doubtful accounts	602	1,354	—	(1,398)	(c)	558

Totals	$4,847	$2,309	$—	$(3,235)		$3,921

Year Ended May 31, 2011
Allowance for inventory obsolescence	$2,201	$798	$—	$(875)	(b)	$2,124
Allowance for deferred tax asset	1,162	27	—	(55)		1,134
Allowance for sales returns and doubtful accounts	558	4,202	—	(4,275)	(c)	485

Totals	$3,921	$5,027	$—	$(5,205)		$3,743

(a)	Previously reserved accounts written off as uncollectible.
(b)	Writeoffs of obsolete or expired inventory.
(c)	Previously reserved sales returns and allowances and accounts receivable written off as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.

Date:	August 12, 2011	By:	/s/ VINCENT BUCCI
Vincent Bucci, Chairman of the Board, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 12, 2011	/s/ VINCENT BUCCI
Vincent Bucci,
Chairman of the Board, Director

Date:	August 12, 2011	/s/ SCOTT J. SOLANO
Scott J. Solano,
Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2011	/s/ D. JOSEPH GERSUK
D. Joseph Gersuk,
Executive Vice President—Chief Financial Officer, Treasurer (Principal Financial and Chief Accounting Officer)

Date:	August 12, 2011	/s/ WESLEY E. JOHNSON , JR.
Wesley E. Johnson, Jr., Director

Date:	August 12, 2011	/s/ HOWARD W. DONNELLY
Howard W. Donnelly, Director

Date:	August 12, 2011	/s/ JEFFREY G. GOLD
Jeffrey G. Gold, Director

Date:	August 12, 2011	/s/ DENNIS S. METENY
Dennis S. Meteny, Director

Date:	August 12, 2011	/s/ STEVE LAPORTE
Steve LaPorte, Director

Date:	August 12, 2011	/s/ CHARLES ORSATI
Charles Orsati, Director

Date:	August 12, 2011	/s/ KEVIN GOULD
Kevin Gould, Director