Form 10-Q
period 2011-08-31
ANGIODYNAMICS INC
filed 2011-10-11
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 3, 2011
Common Stock, par value $.01	25,214,693 shares

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	Aug 31, 2011	Aug 31, 2010
Net sales	$54,431	$51,507
Cost of sales	22,285	21,487

Gross profit	32,146	30,020

Operating expenses
Research and development	5,591	5,242
Sales and marketing	16,308	14,444
General and administrative	4,312	4,586
Amortization of intangibles	2,295	2,267
Restructuring and other costs, net	923	—

Total operating expenses	29,429	26,539

Operating income	2,717	3,481

Other income (expenses)
Interest income	235	167
Interest expense	(116)	(124)
Other expense	(733)	(571)

Total other income (expenses)	(614)	(528)

Income before income tax provision	2,103	2,953
Income tax provision	730	1,065

Net income	$1,373	$1,888

Earnings per common share
Basic	$0.05	$0.08

Diluted	$0.05	$0.08

Basic weighted average shares outstanding	25,024	24,755
Diluted weighted average shares outstanding	25,197	25,032

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	Aug 31, 2011	May 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$50,493	$45,984
Marketable securities, at fair value	86,158	85,558

Total cash, cash equivalents and marketable securities	136,651	131,542
Accounts receivable, net of allowances of $539 and $485, respectively	26,365	27,141
Inventories	29,672	28,126
Deferred income taxes	2,863	2,821
Prepaid expenses and other	4,315	4,675

Total current assets	199,866	194,305
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation	23,485	23,804
OTHER ASSETS	3,361	2,823
INTANGIBLE ASSETS, less accumulated amortization	45,705	48,037
GOODWILL	161,951	161,951
DEFERRED INCOME TAXES, long term	4,927	5,835
PREPAID ROYALTIES	313	666

TOTAL ASSETS	$439,608	$437,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,729	$11,391
Accrued liabilities	13,093	13,841
Current portion of long-term debt	285	275

Total current liabilities	24,107	25,507
LONG-TERM DEBT, net of current portion	6,200	6,275

Total liabilities	30,307	31,782

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 25,185,429 and 24,985,657 shares at August 31, 2011 and May 31, 2011, respectively	252	250
Additional paid-in capital	373,756	371,393
Retained earnings	36,642	35,269
Accumulated other comprehensive loss	(1,349)	(1,273)

Total stockholders’ equity	409,301	405,639

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$439,608	$437,421

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	Aug 31, 2011	Aug 31, 2010
Cash flows from operating activities:
Net income	$1,373	$1,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,132	3,029
Amortization of bond discounts and premiums	16	—
Tax effect on exercise of stock options and issuance of performance shares	(240)	9
Deferred income taxes	911	875
Change in allowance for excess and obsolete inventory	(64)	(266)
Stock based compensation	799	1,219
Change in accounts receivable allowances	54	(5)
Other	(162)	115
Changes in operating assets and liabilities:
Accounts receivable	722	6,206
Inventories	(1,727)	(4,035)
Prepaid expenses and other	(153)	379
Accounts payable and accrued liabilities	(1,617)	(7,676)

Net cash provided by operating activities	3,044	1,738

Cash flows from investing activities:
Additions to property, plant and equipment	(541)	(662)
Proceeds from sale of assets	1,000	—
Purchases of marketable securities	(42,303)	(8,065)
Proceeds from sale or maturity of marketable securities	41,560	14,602

Net cash (used in) provided by investing activities	(284)	5,875

Cash flows from financing activities:
Repayment of long-term debt	(65)	(65)
Proceeds from exercise of stock options and employee stock purchase plan	1,804	850

Net cash provided by financing activities	1,739	785

Effect of exchange rate changes on cash and cash equivalents	10	41

Increase in cash and cash equivalents	4,509	8,439
Cash and cash equivalents at beginning of period	45,984	58,763

Cash and cash equivalents at end of period	$50,493	$67,202

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Three Months Ended August 31, 2011

(unaudited)

(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total	Comprehensive income
	Shares	Amount
Balance at May 31, 2011	24,985,657	$250	$371,393	$35,269	$(1,273)	$405,639
Net income				1,373		1,373	$1,373
Exercise of stock options	117,291	1	1,204	—	—	1,205	—
Purchase of common stock under ESPP	49,024	1	600	—	—	601	—
Issuance/Cancellation of performance shares	33,457	—	—	—	—	—	—
Tax effect of exercise of stock options	—	—	(240)	—	—	(240)	—
Stock based compensation	—	—	799	—	—	799	—
Unrealized loss on marketable securities, net of tax of $23	—	—	—	—	(39)	(39)	(39)
Unrealized loss on interest rate swap, net of tax of $22
	—	—	—	—	(37)	(37)	(37)

Comprehensive income							$1,297

Balance at August 31, 2011	25,185,429	$252	$373,756	$36,642	$(1,349)	$409,301

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and August 31, 2010

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of August 31, 2011, the consolidated statement of stockholders’ equity and comprehensive income for the three months ended August 31, 2011, the consolidated statement of cash flows for the three months ended August 31, 2011 and August 31, 2010 and the consolidated statements of income for the three months ended August 31, 2011 and August 31, 2010 have been prepared by us without audit. The consolidated balance sheet as of May 31, 2011 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended August 31, 2011 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2011, filed by us on August 12, 2011. The results of operations in the fiscal periods ended August 31, 2011 and August 31, 2010 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the three months ended August 31, 2011 and 2010 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, AngioDynamics UK Limited and AngioDynamics Netherlands B.V. since February 2, 2011 (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

Our business is organized into two reportable segments: Vascular and Oncology/Surgery. The Vascular segment, under the direction of a general manager, is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology /Surgery segment is responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

Our chief operating decision maker evaluates performance based on the reportable segments and utilizes net sales, gross profit and operating income as primary profitability measures. The expenses related to certain shared and corporate activities are allocated to these segments on a percentage of total sales basis or operating expenses basis as deemed appropriate.

AngioDynamics v. biolitec

On September 27, 2011, the U.S. District Court for the Northern District of New York granted key portions of our motion for summary judgment in our legal case against biolitec.

We initiated legal action against biolitec in January 2008 seeking to enforce the indemnification provisions of our April 1, 2002, Supply and Distribution Agreement with biolitec and to recover costs incurred by us in defending and settling two patent infringement cases. Specifically, we are seeking to recover the costs of our $7 million settlement with Diomed in April 2008, our $6.8 million settlement with VNUS Medical Technologies in June 2008 and the legal fees associated with the two cases.

The Court’s order was filed under seal. As of this date, the order has not yet been entered as a judgment and therefore does not contain specified amounts with respect to damages, and there can be no assurance that we will recover the full amount, or any amount, of the damages we have sought against biolitec and, accordingly, we have not recognized any contingent gains or receivables with respect to this matter.

The Court also dismissed biolitec’s counterclaims against us. The court denied one portion of our summary judgment motion, which sought to recover additional costs from biolitec, leaving this for adjudication at trial.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011 and August 31, 2010

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

CEO Transition

On June 13, 2011, we entered into a Separation Agreement with Johannes C. Keltjens, our then President and Chief Executive Officer that provided, among other things, for a lump sum payment in the amount of $930,811 (subject to applicable withholdings and deductions) and continuation of health benefits for a period of up to 24 months. Total expenses of $1.0 million associated with this Separation Agreement were included in “Restructuring and other costs, net” in our fiscal 2012 first quarter income statement. Joseph M. Devivo commenced employment on September 7, 2011 as President and Chief Executive Officer. During the transition period, Scott J. Solano, Senior Vice President and Chief Technology Officer, assumed the duties of Interim Chief Executive Officer. Subsequent to the end of the first fiscal quarter of 2012, Mr. Solano has resigned from AngioDynamics, effective October, 14, 2011.

Centros

On August 13, 2007, we entered into a Distribution, Manufacturing and Purchase Option Agreement (“the Agreement”) with a company to acquire the exclusive worldwide rights to manufacture and distribute a split tip catheter for the dialysis market we have named Centros™ which included the option to purchase certain intellectual property associated with these products in the future. Under this Agreement, we pay royalties on net sales of the products covered in the Agreement. In accordance with the Agreement, we prepaid $3.0 million of royalties based upon the achievement of certain milestones. At May 31, 2011, based on lower than anticipated sales results, we reduced the prepaid royalties to net realizable value which resulted in an impairment loss of $2.3 million recorded in “Other non-recurring items” in the fiscal fourth quarter of 2011 income statement. The remaining balance of $383,000 was included in the caption “Prepaid Royalties” on the balance sheet as of May 31, 2011, to be credited against future quarterly royalties due. In August 2011, we sold both the tangible and intangible assets associated with the Centros product resulting in a gain of $201 thousand included in “Restructuring and other costs, net” in the fiscal first quarter of 2012 income statement and elimination of any amounts remaining in “Prepaid Royalties” on the balance sheet as of August 31, 2011.

Closure of UK facility

During the first fiscal quarter of 2012, we made the decision to close our facility located in Cambridge, UK and transfer the production of lasers to our Queensbury, NY facility. We anticipate the closure of this facility to be completed in February 2012 at an estimated total cost of $1.6 million. The first quarter 2012 income statement includes a charge of $295 thousand for costs incurred to date associated with this closure. The charge is included in “Restructuring and other costs, net” in the income statement.

Establishment of AngioDynamics Netherlands BV

In February 2011, we entered into an agreement with our distributor in the Netherlands to terminate our international distribution agreement, to purchase relevant business assets and to secure their assistance in transferring customer relationships to AngioDynamics. As a result, we have established a direct sales operation and a business office in the Netherlands in accordance with our international growth strategy. The income statement for the first fiscal quarter of 2012 includes income of $200 thousand, shown in “Restructuring and other costs, net”, related to a fair market value adjustment of a contingent liability related to this acquisition.

Expiration of our Distribution Agreement Amendment for LC Bead

We sell the embolization product, LC Bead, pursuant to a Supply and Distribution Agreement with Biocompatibles UK Limited, now BTG PLC, which grants us exclusive distribution rights to the product in the United States. The agreement was entered into in 2006 and will expire on December 31, 2011. LC Bead sales were $8.0 million and $6.8 million in the first quarter of fiscal 2012 and 2011, respectively.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011 and August 31, 2010

(unaudited)

NOTE B – ACQUISITIONS

FlowMedica, Inc.

On January 12, 2009 we completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica products. The contingent payment of $768,000 was included in accrued liabilities and intangible assets on the balance sheet at May 31, 2011 and was paid in July 2011. Intangible assets acquired totaled approximately $2.1 million and inventory acquired totaled approximately $400,000. The transaction was accounted for as an asset acquisition.

NOTE C – INVENTORIES

Inventories consist of the following:

	Aug 31, 2011	May 31, 2011
	(in thousands)
Raw materials	$10,889	$11,465
Work in process	3,541	2,922
Finished goods	17,547	15,863

Gross Inventories	31,977	30,250
Less: Reserves	(2,305)	(2,124)

Inventories	$29,672	$28,126

NOTE D – GOODWILL AND INTANGIBLE ASSETS

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

To determine fair value, we considered two market-based approaches and an income approach. Under the market-based approaches, we utilized information regarding our own as well as publicly available industry information to determine earnings multiples and sales multiples. Under the income approach, we determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011 and August 31, 2010

(unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

reporting unit and the rate of return an outside investor would expect to earn. We determined the discounted cash flow as the best indicator to determine fair value.

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

Since November 2008, our stock market capitalization has at times been lower than our shareholders’ equity or book value. However, our reporting units have continued to generate significant cash flow from their operations, and we expect that they will continue to do so in fiscal 2012 and beyond. Furthermore, given the relatively small difference between our stock price and our book value per share, we believe that a reasonable potential buyer would offer a control premium for our business that would adequately cover the difference between our trading prices and our book value.

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

In addition, as a result of the expiration of the LC Bead distribution agreement on December 31, 2011 and our revised expectations of the segment, we performed an interim goodwill impairment test of the Oncology/Surgery segment as of April 30, 2011. Significant assumptions included an EBITDA exit multiple of 7.0 to calculate the terminal value of the Oncology/Surgery reporting unit, which was consistent with previous valuations. In addition, we used a discount rate 22.5% to calculate the fair value compared to 20% in the December valuation. Our assessment of goodwill impairment indicated that the fair value of the reporting unit exceeded its carrying value by 14% and therefore goodwill was not impaired.

There was no change in goodwill by segment, shown below, between May 31, 2011 and August 31, 2011.

Vascular	$107,966
Oncology/Surgery	53,985

$161,951

Even though we determined that there was no goodwill impairment of the Vascular segment as of December 31, 2010, and the Oncology/Surgery segment as of December 31, 2010 and April 30, 2011, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require an interim assessment for one or both of the reporting units prior to the next required annual assessment as of December 31, 2011. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011 and August 31, 2010

(unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

During the fourth quarter of our fiscal year ended May 31, 2011, we made the decision to not continue development of the Medron Lightport technology resulting in an impairment charge, included in other non-recurring items, of $4.2 million which affected our Vascular intangible balance at May 31, 2011.

Intangible assets are amortized over their estimated useful lives. The balances of intangible assets are as follows:

	August 31, 2011
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
		(in thousands)		(years)
Product technologies	49,413	$(21,506)	$27,907	13.3
Customer relationships	32,996	(18,643)	14,353	7.5
Licenses	6,252	(3,186)	3,066	9.1
Trademarks	675	(296)	379	9.2

	89,336	$(43,631)	$45,705

	May 31, 2011
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
		(in thousands)		(years)
Product technologies	49,453	$(20,542)	$28,911	13.3
Customer relationships	32,981	(17,502)	15,479	7.5
Licenses	6,252	(3,005)	3,247	9.1
Trademarks	675	(275)	400	9.2

	89,361	$(41,324)	$48,037

NOTE E – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Aug 31, 2011	May 31, 2011
	(in thousands)
Payroll and related expenses	$6,296	$6,427
Royalties	1,470	1,562
Fair value of interest rate swaps	1,210	1,028
Sales and franchise taxes	1,051	930
Other	3,066	3,894

Total	$13,093	$13,841

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011 and August 31, 2010

(unaudited)

NOTE F – INCOME TAXES

Our effective income tax rate for the three month periods ending August 31, 2011 and August 31, 2010 was 35% and 36%, respectively. The current quarter reflects a benefit from the R&D tax credit which expired December 31, 2009 and was not renewed until our fiscal third quarter of 2011 when it was retroactively extended from January 1, 2010 to December 31, 2011.

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

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Three Months Ended
	Aug 31, 2011	Aug 31, 2010
Basic	25,024,117	24,754,808
Effect of dilutive securities	173,029	277,646

Diluted	25,197,146	25,032,454

Excluded from the calculation of diluted earnings per common share are options and restricted stock awards issued to employees and non-employees to purchase 1,946,509 shares of common stock for the three months ended August 31, 2011 and options and restricted stock awards issued to employees and non-employees to purchase 2,118,217 shares of common stock for the three months ended August 31, 2010, as their inclusion would be antidilutive. The exercise prices of these options and restricted stock awards were between $0 and $53.92 at August 31, 2011.

NOTE H – SEGMENT AND GEOGRAPHIC INFORMATION

Our business is organized into two reportable segments: Vascular and Oncology/Surgery. The Vascular segment, under the direction of a general manager, is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology /Surgery segment is responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011 and August 31, 2010

(unaudited)

NOTE H – SEGMENT AND GEOGRAPHIC INFORMATION – (cont’d)

Selected information by reportable segment is presented in the following tables (in thousands):

	Three Months Ended		As a Percentage of Net Sales Three Months Ended
	Aug 31, 2011	Aug 31, 2010	Aug 31, 2011	Aug 31, 2010
Net sales
Vascular	$36,565	$35,914
Oncology/Surgery	17,866	15,593

Total	$54,431	$51,507

Gross profit
Vascular	$20,665	$20,145	56.5%	56.1%
Oncology/Surgery	11,481	9,875	64.3%	63.3%

Total	$32,146	$30,020	59.1%	58.3%

Operating income
Vascular	$1,823	$3,077	5.0%	8.6%
Oncology/Surgery	894	404	5.0%	2.6%

Total	$2,717	$3,481	5.0%	6.8%

In accordance with accounting policies on disclosure of segment reporting, the internal organization that is used by management for making operating decisions and assessing performance is used as the source of our reportable segments. The accounting policies of the segments are the same as those described in Accounting Policies, Note 1, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2011, filed by us on August 12, 2011. The measure of financial performance and profitability that management uses to evaluate the performance of our business segments are sales, gross profit, and operating income.

Total sales for geographic areas are summarized below (in thousands):

	Three Months Ended
	Aug 31, 2011	Aug 31, 2010
Net Sales by Geography
United States	$47,305	$45,472
International	7,126	6,035

Total	$54,431	$51,507

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011 and August 31, 2010

(unaudited)

NOTE I – FAIR VALUE

Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, short-term and long-term debt and two interest rate swap agreements. The carrying amount of these instruments approximates fair value due to the immediate or short-term maturities or, with respect to our debt and related interest rate swaps, variable interest rates associated with these instruments. The interest rate swap agreements have been recorded at their fair value based on a valuation received from an independent third party. Marketable securities are carried at their fair value as determined by quoted market prices.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011 and August 31, 2010

(unaudited)

NOTE I – FAIR VALUE – (cont’d)

There were no significant transfers in and out of Level 1 and 2 measurements for the three months ended August 31, 2011. There were no changes in Level 3 fair value instruments for the three months ended August 31, 2011.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements using inputs considered as:			Fair Value at Aug 31, 2011
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$36,793	$—	$—	$36,793

Total	$36,793	$—	$—	$36,793

Marketable securities
Corporate bond securities	$—	$46,100	$—	46,100
U.S. government agency obligations	—	38,208	1,850	40,058

Total	—	84,308	1,850	86,158

Total Financial Assets	$36,793	$84,308	$1,850	$122,951

Financial Liabilities
Interest rate swap agreements	$—	$1,210	$—	$1,210

Total Financial Liabilities	$—	$1,210	$—	$1,210

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011 and August 31, 2010

(unaudited)

NOTE I – FAIR VALUE – (cont’d)

	Level 1	Level 2	Level 3	May 31, 2011
Financial Assets
Cash equivalents
Money market funds	$11,719	$—	$—	$11,719
Corporate bond securities	$—	$20,995	$—	$20,995

Total	$11,719	$20,995	$—	$32,714

Marketable securities
Corporate bond securities	$—	$46,155	$—	$46,155
U.S. government agency obligations	—	37,553	1,850	39,403

Total	—	83,708	1,850	85,558

Total Financial Assets	$11,719	$104,703	$1,850	$118,272

Financial Liabilities
Interest rate swap agreements	$—	$1,028	$—	$1,028

Total Financial Liabilities	$—	$1,028	$—	$1,028

We are exposed to market risk due to changes in interest rates. To reduce this risk, we periodically enter into certain derivative financial instruments to hedge the underlying economic exposure. We use derivative instruments as part of our interest rate risk management strategy. The derivative instruments used are floating-to-fixed rate interest rate swaps, which are subject to cash flow hedge accounting treatment. We recognized interest expense of $123,000 for the three months ended August 31, 2011 and interest expense of $191,000 for the three months ended August 31, 2010 on the cash flow hedge.

In accordance with authoritative guidance on Accounting for Derivatives and Hedging Activities, as amended, our 2002 interest rate swap agreement qualifies for hedge accounting under GAAP and the 2006 interest rate swap agreement does not. Both are presented in the consolidated financial statements at their fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of hedged items that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss).

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011 and August 31, 2010

(unaudited)

NOTE J – MARKETABLE SECURITIES

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and are reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. As of August 31, 2011 and August 31, 2010, we had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.

Marketable securities as of August 31, 2011 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$40,022	$38	$(2)	$40,058
Corporate bond securities	46,282	45	(227)	46,100

	$86,304	$83	$(229)	$86,158

Marketable securities as of May 31, 2011 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$39,443	$37	$(77)	$39,403
Corporate bond securities	46,198	32	(75)	46,155

	$85,641	$69	$(152)	$85,558

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011 and August 31, 2010

(unaudited)

NOTE K – LITIGATION

AngioDynamics v. biolitec

On September 27, 2011, the U.S. District Court for the Northern District of New York granted key portions of our motion for summary judgment in our legal case against biolitec.

We initiated legal action against biolitec in January 2008 seeking to enforce the indemnification provisions of our April 1, 2002, Supply and Distribution Agreement with biolitec and to recover costs incurred by us in defending and settling two patent infringement cases. Specifically, we are seeking to recover the costs of our $7 million settlement with Diomed in April 2008, our $6.8 million settlement with VNUS Medical Technologies in June 2008 and the legal fees associated with the two cases.

The Court’s order was filed under seal. As of this date, the order has not yet been entered as a judgment and therefore does not contain specified amounts with respect to damages, and there can be no assurance that we will recover the full amount, or any amount, of the damages we have sought against biolitec and, accordingly, we have not recognized any contingent gains or related receivables with respect to this matter.

The Court also dismissed biolitec’s counterclaims against us. The court denied one portion of our summary judgment motion, which sought to recover additional costs from biolitec, leaving this for adjudication at trial.

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

August 31, 2011 and August 31, 2010

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

In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that a goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The updated guidance is effective beginning in our fiscal 2012 year. The adoption of this guidance had no material impact on our consolidated financial statements.

In December 2010, the FASB updated the accounting guidance relating to the disclosure of supplementary pro forma information for business combinations. The updated guidance requires companies to provide additional comparative pro forma financial information along with the nature and amount of any material nonrecurring pro forma adjustments related to the business combination. The updated guidance is effective for business combinations which have an acquisition date in fiscal years beginning on or after December 15, 2010 (our 2012 fiscal year). The adoption of this guidance had no material impact on our consolidated financial statements.

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. The updated guidance was effective for annual and interim reporting periods beginning after December 15, 2009 (our 2011 fiscal first quarter), except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010 (our 2012 fiscal year). We have provided the additional disclosures herein.

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

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires reclassification adjustments between net income and other comprehensive income to be shown on the face of the statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for interim and annual periods beginning after December 15, 2011 (the fourth quarter of our fiscal 2012). We are currently evaluating the impact of adoption of this accounting guidance on our consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011 and August 31, 2010

(unaudited)

NOTE L – RECENTLY ADOPTED ACCOUNTING POLICIES – (cont’d)

In September 2011, the FASB updated the accounting guidance related to testing goodwill for impairment. This update permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 (our fiscal year 2013) however, early adoption is permitted. We are currently evaluating the impact of adoption of this accounting guidance on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from our expectations. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by the FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, as well as our ability to integrate purchased businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the SEC, including our Form 10-K for the fiscal year ended May 31, 2011.

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

Our business is organized into two reportable segments: Vascular and Oncology/Surgery. The Vascular segment, under the direction of a general manager, is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology /Surgery segment is responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. For the three months ended August 31, 2011 approximately 13% of our net sales were from markets outside the United States compared with 12% in the three months ended August 31, 2010.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For the three months ended August 31, 2011, our research and development (“R&D”) expenditures were $5.6 million, which represented 10.3% of net sales. This is compared to $5.2 million in the prior year period which constituted 10.2% of net sales. We expect that our R&D expenditures will be between 10% and 11% of net sales in fiscal 2012 primarily due to increased process engineering costs for our vascular products and investment in our NanoKnife technology. However, downturns in our business could cause us to reduce our R&D spending.

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

Recent Developments

Amendment of AngioDynamics’ 2004 Stock and Incentive Award Plan

On October 5, 2011, we amended the 2004 Stock and Incentive Award Plan to increase the maximum number of shares of our common stock with respect to which stock options can be granted during any calendar year to any employee from 200,000 shares to 500,000 shares.

AngioDynamics v. biolitec

On September 27, 2011, the U.S. District Court for the Northern District of New York granted key portions of our motion for summary judgment in our legal case against biolitec.

We initiated legal action against biolitec in January 2008 seeking to enforce the indemnification provisions of our April 1, 2002, Supply and Distribution Agreement with biolitec and to recover costs incurred by us in defending and settling two patent infringement cases. Specifically, we are seeking to recover the costs of our $7 million settlement with Diomed in April 2008, our $6.8 million settlement with VNUS Medical Technologies in June 2008 and the legal fees associated with the two cases.

The Court’s order was filed under seal. As of this date, the order has not yet been entered as a judgment and therefore does not contain specified amounts with respect to damages, and there can be no assurance that we will recover the full amount, or any amount, of the damages we have sought against biolitec and, accordingly, we have not recognized any contingent gains or related receivables with respect to this matter.

The Court also dismissed biolitec’s counterclaims against us. The court denied one portion of our summary judgment motion, which sought to recover additional costs from biolitec, leaving this for adjudication at trial.

CEO Transition

On June 13, 2011, we entered into a Separation Agreement with Johannes C. Keltjens, our then President and Chief Executive Officer that provided, among other things, for a lump sum payment in the amount of $930,811 (subject to applicable withholdings and deductions) and continuation of health benefits for a period of up to 24 months. Total expenses of $1.0 million associated with this Separation Agreement were included in “Restructuring and other costs, net” in our fiscal 2012 first quarter income statement. Joseph M. Devivo commenced employment on September 7, 2011 as President and Chief Executive Officer. During the transition period, Scott J. Solano, Senior Vice President and Chief Technology Officer, assumed the duties of Interim Chief Executive Officer. Subsequent to the end of the first fiscal quarter of 2012, Mr. Solano has resigned from AngioDynamics, effective October, 14, 2011.

Centros

On August 13, 2007, we entered into a Distribution, Manufacturing and Purchase Option Agreement (“the Agreement”) with a company to acquire the exclusive worldwide rights to manufacture and distribute a split tip catheter for the dialysis market we have named Centros™ which included the option to purchase certain intellectual property associated with these products in the future. Under this Agreement, we pay royalties on net sales of the products covered in the Agreement. In accordance with the Agreement, we prepaid $3.0 million of royalties based upon the achievement of certain milestones. At May 31, 2011, based on lower than anticipated sales results, we reduced the prepaid royalties to net realizable value which resulted in an impairment loss of $2.3 million recorded in “Other non-recurring items” in the fiscal fourth quarter of 2011 income statement. The remaining balance of $383,000 was included in the caption “Prepaid Royalties” on the balance sheet as of May 31, 2011, to be credited against future quarterly royalties due. In August 2011, we sold both the tangible and intangible assets associated with the Centros product resulting in a gain of $201 thousand included in “Restructuring and other costs, net” in the fiscal first quarter of 2012 income statement and elimination of any amounts remaining in “Prepaid Royalties” on the balance sheet as of August 31, 2011.

Closure of UK facility

During the first fiscal quarter of 2012, we made the decision to close our facility located in Cambridge, UK and transfer the production of lasers to our Queensbury, NY facility. We anticipate the closure of this facility to be completed in February 2012 at an estimated total cost of $1.6 million. The first quarter 2012 income statement includes a charge of $295 thousand for costs incurred to date associated with this closure. The charge is included in “Restructuring and other costs, net” in the income statement.

Establishment of AngioDynamics Netherlands BV

In February 2011, we entered into an agreement with our distributor in the Netherlands to terminate our international distribution agreement, to purchase relevant business assets and to secure their assistance in transferring customer relationships to AngioDynamics. As a result, we have established a direct sales operation and a business office in the Netherlands in accordance with our international growth strategy. The income statement for the first fiscal quarter of 2012 includes income of $200 thousand, shown in “Restructuring and other costs, net”, related to a fair market value adjustment of a contingent liability related to this acquisition.

Expiration of our Distribution Agreement Amendment for LC Bead

We sell the embolization product, LC Bead, pursuant to a Supply and Distribution Agreement with Biocompatibles UK Limited, now BTG PLC, which grants us exclusive distribution rights to the product in the United States. The agreement was entered into in 2006 and will expire on December 31, 2011. LC Bead sales were $8.0 million and $6.8 million in the first quarter of fiscal 2012 and 2011, respectively.

Results of Operations

Three Months ended August 31, 2011 and August 31, 2010

For the first quarter of fiscal 2012, we reported net income of $1.4 million, or $0.05 per diluted common share, on net sales of $54.4 million, compared with net income of $1.9 million, or $0.08 per diluted common share, on net sales of $51.5 million in the first quarter of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Three Months Ended
	Aug 31, 2011	Aug 31, 2010
Net sales	100.0%	100.0%
Gross profit	59.1%	58.3%
Research and development	10.3%	10.2%
Sales and marketing	30.0%	28.0%
General and administrative	7.9%	8.9%
Amortization of intangibles	4.2%	4.4%
Restructuring and other costs	1.7%	0.0%
Operating income	5.0%	6.8%
Other income (expenses)	(1.1%)	(1.0%)
Income taxes	1.3%	2.1%
Net income	2.5%	3.7%

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and returns. Net sales of $54.4 million increased $2.9 million from the $51.5 million reported in the first quarter of 2011. This change in net sales was primarily attributable to increased unit sales of LC Beads, Venacure/EVLT procedure kits, vascular access ports and Nanoknife products, partially offset by a 2% decrease in average selling prices and decreased unit sales of Sotradecol.

From a reportable segment perspective, Vascular sales increased 2% from the prior year period to $36.6 million. This increase was driven primarily by increased unit sales of Venacure/EVLT procedure kits, vascular access ports and micro access kits, partially offset by 5% lower average selling prices and decreased unit sales Sotradecol. Oncology/Surgery sales were $17.9 million, an increase of 15% on prior year sales of $15.6 million. The increase was primarily due to increased unit sales of LC Beads and Nanoknife products and a 4% increase in average selling prices. Nanoknife sales totaled $2.3 million in the first quarter of fiscal 2012 and $1.1 million in the prior year quarter.

From a geographic perspective, U.S. sales increased $1.8 million or 4% in the first quarter of fiscal 2012 to $47.3 million from $45.5 million a year ago. This increase is primarily attributable to increased unit sales of LC Beads, Venacure/EVLT procedure kits, vascular access ports and Nanoknife products, partially offset by decreased unit sales of Sotradecol and RF ablation products. International sales were $7.1 million in the fiscal first quarter of 2012, an increase of 18% from $6.0 million in the comparable prior year period. Increased unit sales of Nanoknife products and a 6% increase in average selling prices in International markets were the source of this increase.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales improved to 59.1% in the first quarter of 2012 from 58.3% in the same quarter a year ago. The improvement in gross profit margin was primarily attributable to material cost reduction programs, improved factory utilization and the 4% average selling price increase on Oncology/Surgery products, partially offset by the 5% average selling price decrease on Vascular products.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. R&D expenses increased by $349 thousand, or 7%, to $5.6 million in the first quarter of fiscal 2012 compared to the same prior year period. The increase is primarily due to increased clinical and regulatory expenses for our Oncology/Surgery products and increased process engineering costs for our Vascular products. As a percentage of net sales, R&D expenses were 10.3% for the fiscal first quarter of 2012, compared with 10.2% for the same period a year ago.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and samples. S&M expenses increased $1.9 million or 13% to $16.3 million in the first quarter of fiscal 2012 compared to the same prior year period. This increase is primarily due to increased sales commissions in the U.S. and increased International sales expenses as we expand our International sales activities, including our recent establishment of a direct sales office in the Netherlands, partially offset by lower U.S. marketing costs. As a percentage of net sales, S&M expenses were 30.0% for the fiscal first quarter of 2012, compared with 28.0% for the prior year period.

General and administrative expenses. General and administrative (“G&A”) expenses include executive management, finance, accounting, legal, human resources and information technology and the administrative and professional costs associated with those activities. G&A expenses decreased $274 thousand, or 6%, to $4.3 million in the first quarter of fiscal 2012 compared to prior year period, primarily due to lower salary and stock based compensation expense. G&A expenses decreased to 7.9% of net sales compared with 8.9% in the prior year period.

Amortization of intangibles. Amortization of intangibles was $2.3 million in both the first quarter of fiscal 2012 and 2011.

Restructuring and other costs, net. The first quarter of fiscal 2012 included restructuring and other costs of $0.9 million which primarily consisted of $1.0 million of expenses associated with the separation agreement with our former chief executive officer, $295 thousand associated with activities related to the closure of our facility in the UK, partially offset by a gain of $201 thousand on the sale of assets related to the Centros product line and income of $200 thousand related to a fair market value adjustment of a contingent liability related to the acquisition of the assets and business of our former distributor in the Netherlands. These restructuring and other costs, net comprised 1.7% of net sales in the first quarter of fiscal 2012. There were no restructuring and other costs in the first quarter of fiscal 2011.

Operating income. Operating income was $2.7 million and $3.5 million for the first quarter of fiscal 2012 and 2011, respectively. As a percentage of sales, operating income decreased to 5.0% for the first quarter of 2012 from 6.8% in the same prior year period.

Other income (expenses). Other income and expenses for the first quarter of fiscal 2012 was $614 thousand of net expense compared with $528 thousand of net expense in the same period a year ago, representing (1.1)% and (1.0)% of net sales in their respective periods.

Income taxes. Our effective tax rate was 35% for the fiscal first quarter of 2012 compared with 36% for the prior year period. The current quarter reflects a benefit from the R&D tax credit which expired December 31, 2009 and was not renewed until our fiscal third quarter of 2011 when it was retroactively extended from January 1, 2010 to December 31, 2011.

Net income. For the first quarter of 2012, we reported net income of $1.4 million, a decrease of $515 thousand from net income of $1.9 million for the prior year quarter.

Investment in Nanoknife Technology. The financial results of our Nanoknife program are recorded in our Oncology/Surgery division. Taking into account the sales and the related cost of sales and operating expenses, the net impact of our investment in Nanoknife technology in the first fiscal quarter of 2012 was $1.8 million on pretax income and $1.2 million or ($0.05) per share after tax compared with $1.6 million on pretax income and $1.0 million or ($0.04) per share after tax in the first fiscal quarter of 2011.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $136.7 million at August 31, 2011, compared with $131.5 million at May 31, 2011. Marketable securities consists of U.S. government issued or guaranteed securities, corporate bonds and auction rate securities. At August 31, 2011, total debt was $6.5 million comprised of short and long-term bank debt that financed our facility expansions in Queensbury, New York. This compared with $6.6 million at May 31, 2011.

Summary of cash flows (in thousands):

	Three Months ended
	Aug 31, 2011	Aug 31, 2010

Cash provided by (used in):
Operating activities	$3,044	$1,738
Investing activities	(284)	5,875
Financing activities	1,739	785
Effect of exchange rate changes on cash and cash equivalents	10	41

Net change in cash and cash equivalents	$4,509	$8,439

Net cash provided by operating activities for the three months ended August 31, 2011 was $3.0 million compared with $1.7 million in the prior year period. Cash generated from operating activities during the first three months of fiscal year 2012 was primarily the result of net income and the effect on net income of non-cash items, such as depreciation and amortization, stock-based compensation and deferred income taxes and changes in working capital balances. The prior year period consisted of similar components.

Net cash used in investing activities was $284 thousand for the three months ended August 31, 2011 compared with net cash provided by investing activities of $5.9 million for the same prior year period. The net cash used in investing activities in the first three months of 2012 consisted primarily of net purchases of marketable securities and available-for-sale short term investments while the same net components provided cash in the prior year period.

Net cash provided by financing activities was $1.7 million for the three months ended August 31, 2011 compared to $785 thousand for the comparable prior year period. Cash provided by financing activities for the both periods primarily consisted of proceeds from purchases under the employee stock purchase plan and proceeds from the exercise of stock options.

Our contractual obligations and their effect on liquidity and cash flows have not changed substantially from that disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2011.

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

At August 31, 2011, we maintained variable interest rate financing of $6.5 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with a bank under which we agreed to pay the bank fixed annual interest rates of 4.45% and 5.06% and the bank assumed our variable interest payment obligations under the financing.

Nearly all of our sales have historically been denominated in United States dollars. In fiscal 2007 we began to make sales in other currencies, particularly the Euro, GB pound and Canadian dollar. Approximately 5% of our sales in the first fiscal quarter of 2012 were denominated in currencies other than the US dollar, primarily the Euro and GB pound. We currently have no significant direct foreign currency exchange risk.

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities primarily of less than two years. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and marketable securities and therefore affect our cash flows and results of operations. We hold investments in auction rate securities (“ARS”) in order to generate higher than typical money market investment returns. ARS typically are high credit quality instruments, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids. Such instances are usually the result of a drastic deterioration of issuer credit quality. Should there be a failed auction, we may be unable to liquidate our position in the securities in the near term. We have $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that have failed auctions. The authorities are current in their interest payments on the securities.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries

Part II: Other Information

Item 1.	Legal Proceedings.

AngioDynamics v. biolitec

On September 27, 2011, the U.S. District Court for the Northern District of New York granted key portions of our motion for summary judgment in our legal case against biolitec.

We initiated legal action against biolitec in January 2008 seeking to enforce the indemnification provisions of our April 1, 2002, Supply and Distribution Agreement with biolitec and to recover costs incurred by us in defending and settling two patent infringement cases. Specifically, we are seeking to recover the costs of our $7 million settlement with Diomed in April 2008, our $6.8 million settlement with VNUS Medical Technologies in June 2008 and the legal fees associated with the two cases.

The Court’s order was filed under seal. As of this date, the order has not yet been entered as a judgment and therefore does not contain specified amounts with respect to damages, and there can be no assurance that we will recover the full amount, or any amount, of the damages we have sought against biolitec and, accordingly, we have not recognized any contingent gains or related receivables with respect to this matter.

The Court also dismissed biolitec’s counterclaims against us. The court denied one portion of our summary judgment motion, which sought to recover additional costs from biolitec, leaving this for adjudication at trial.

We are party to other legal actions that arise in the ordinary course of business. We believe that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors

In addition information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2011 which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description

10.1.2	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC. (Registrant)

Date: October 11, 2011	/s/ JOSEPH M. DEVIVO
Joseph M. Devivo, President, Chief Executive Officer (Principal Executive Officer)

Date: October 11, 2011	/s/ D. JOSEPH GERSUK
D. Joseph Gersuk, Executive Vice President, Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description

10.1.2	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002