Form 10-Q
period 2011-11-30
ANGIODYNAMICS INC
filed 2012-01-05
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 28, 2011
Common Stock, par value $.01	25,117,707 shares

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	Nov 30, 2011	Nov 30, 2010	Nov 30, 2011	Nov 30, 2010

Net sales	$58,099	$53,372	$112,530	$104,879
Cost of sales	24,868	21,836	47,154	43,323

Gross profit	33,231	31,536	65,376	61,556

Operating expenses
Research and development	5,125	5,259	10,715	10,501
Sales and marketing	15,847	13,793	32,156	28,237
General and administrative	4,625	4,173	8,937	8,760
Amortization of intangibles	2,300	2,142	4,594	4,408
Restructuring and other costs, net	1,408	772	2,331	772

Total operating expenses	29,305	26,139	58,733	52,678

Operating income	3,926	5,397	6,643	8,878

Other income (expenses)
Interest income	260	161	495	328
Interest expense	(111)	(116)	(227)	(240)
Other expense	(506)	(307)	(1,239)	(878)

Total other income (expenses)	(357)	(262)	(971)	(790)

Income before income tax provision	3,569	5,135	5,672	8,088
Income tax provision	1,240	1,856	1,970	2,921

Net income	$2,329	$3,279	$3,702	$5,167

Earnings per common share
Basic	$0.09	$0.13	$0.15	$0.21

Diluted	$0.09	$0.13	$0.15	$0.21

Basic weighted average shares outstanding	25,190	24,845	25,107	24,799
Diluted weighted average shares outstanding	25,340	25,094	25,278	25,067

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	Nov 30, 2011	May 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,955	$45,984
Marketable securities, at fair value	93,364	85,558

Total cash, cash equivalents and marketable securities	136,319	131,542
Accounts receivable, net of allowances of $690 and $485, respectively	31,451	27,141
Inventories	29,427	28,126
Deferred income taxes	2,851	2,821
Prepaid expenses and other	5,788	4,675

Total current assets	205,836	194,305
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation	23,196	23,804
OTHER ASSETS	3,763	2,823
INTANGIBLE ASSETS, less accumulated amortization	43,691	48,037
GOODWILL	161,951	161,951
DEFERRED INCOME TAXES, long term	4,870	5,835
PREPAID ROYALTIES	283	666

TOTAL ASSETS	$443,590	$437,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,808	$11,391
Accrued liabilities	14,522	13,841
Current portion of long-term debt	290	275

Total current liabilities	26,620	25,507
LONG-TERM DEBT, net of current portion	6,125	6,275

Total liabilities	32,745	31,782

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 25,103,357 and 24,985,657 shares at November 30, 2011 and May 31, 2011, respectively	251	250
Additional paid-in capital	373,219	371,393
Retained earnings	38,971	35,269
Accumulated other comprehensive loss	(1,596)	(1,273)

Total stockholders’ equity	410,845	405,639

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$443,590	$437,421

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	Nov 30, 2011	Nov 30, 2010
Cash flows from operating activities:
Net income	$3,702	$5,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,273	5,984
Amortization of bond discounts and premiums	245	—
Tax effect on exercise of stock options and issuance of performance shares	(198)	(29)
Deferred income taxes	1,058	2,285
Stock based compensation	1,877	2,254
Change in accounts receivable allowances	205	(81)
Other	(282)	153
Changes in operating assets and liabilities:
Accounts receivable	(4,515)	4,157
Inventories	(1,546)	(3,515)
Prepaid expenses and other	(1,998)	1,195
Accounts payable and accrued liabilities	892	(5,944)

Net cash provided by operating activities	5,713	11,626

Cash flows from investing activities:
Additions to property, plant and equipment	(1,058)	(1,489)
Purchases of marketable securities	(77,652)	(128,274)
Proceeds from sale or maturity of marketable securities	69,275	85,880
Acquisition of intangible and other assets	(300)	—
Proceeds from disposal of intangible and other assets	1,000	—

Net cash used in investing activities	(8,735)	(43,883)

Cash flows from financing activities:
Repayment of long-term debt	(135)	(130)
Proceeds from exercise of stock options and employee stock purchase plan	2,250	718
Repurchase and retirement of shares	(2,104)	—

Net cash provided by financing activities	11	588

Effect of exchange rate changes on cash and cash equivalents	(18)	38

(Decrease) increase in cash and cash equivalents	(3,029)	(31,631)

Cash and cash equivalents at beginning of period	45,984	58,763

Cash and cash equivalents at end of period	$42,955	$27,132

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Six Months Ended November 30, 2011

(unaudited)

(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total	Comprehensive income
	Shares	Amount
Balance at May 31, 2011	24,985,657	$250	$371,393	$35,269	$(1,273)	$405,639
Net income				3,702		3,702	$3,702
Exercise of stock options	148,260	1	1,650	—	—	1,651	—
Purchase of common stock under ESPP	49,024	—	600	—	—	600	—
Issuance of performance shares	62,721	1	—	—	—	1	—
Tax effect of exercise of stock options	—	—	(198)	—	—	(198)	—
Shares repurchased and retired	(142,305)	(1)	(2,103)			(2,104)
Stock based compensation	—	—	1,877	—	—	1,877	—
Unrealized loss on marketable securities, net of tax of $ 9	—	—	—	—	(174)	(174)	(174)
Unrealized loss on interest rate swap, net of tax of $ 1	—	—	—	—	(36)	(36)	(36)
Foreign currency translation					(113)	(113)	(113)

Comprehensive income							$3,379

Balance at November 30, 2011	25,103,357	$251	$373,219	$38,971	$(1,596)	$410,845

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011 and November 30, 2010

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of November 30, 2011, the consolidated statement of stockholders’ equity and comprehensive income for the six months ended November 30, 2011, the consolidated statement of cash flows for the six months ended November 30, 2011 and November 30, 2010 and the consolidated statements of income for the three and six months ended November 30, 2011 and November 30, 2010 have been prepared by us without audit. The consolidated balance sheet as of May 31, 2011 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For comparative purposes to conform to current quarter and year to date presentation on the consolidated statement of income, we reclassified prior year severance and restructuring costs which resulted in an increase in restructuring and other costs, net and a corresponding decrease in general and administrative expenses for the three and six months ended November 30, 2010 of $772 thousand. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended November 30, 2011 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2011, filed by us on August 12, 2011. Our most significant accounting policies are disclosed in Note A to the consolidated financial statements included in the aforementioned Form 10-K for the fiscal year ended May 31, 2011. The results of operations in the fiscal periods ended November 30, 2011 and November 30, 2010 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the three and six months ended November 30, 2011 and 2010 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, AngioDynamics UK Limited and AngioDynamics Netherlands B.V. since February 2, 2011 (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

Our business is organized into two reportable segments: Vascular and Oncology/Surgery. The Vascular segment, under the direction of a general manager, is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology/Surgery segment is responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

Our chief operating decision maker evaluates performance based on the reportable segments and utilizes net sales, gross profit and operating income as primary profitability measures. The expenses related to certain shared and corporate activities are allocated to these segments on a percentage of total sales basis or operating expenses basis as deemed appropriate.

Recent Developments

Regulatory Matters

On January 24, 2011 we received a Warning Letter from the U.S. Food and Drug Administration, or FDA, in connection with our marketing of the NanoKnife System. In the Warning Letter the FDA states that certain statements we made, including those on our company website, promote the use of the NanoKnife System beyond its currently cleared indications. Upon receipt of the Warning Letter we promptly responded to FDA and completed corrective and preventative actions to address the matters raised in the Warning Letter. We believe we have been fully responsive to the matters raised by the FDA in the Warning Letter.

We received a Warning Letter dated May 27, 2011 from the FDA in connection with the FDA’s inspection of our Queensbury, NY manufacturing facility. In the Warning Letter, the FDA cited deficiencies in our response letter, which we provided to the FDA pertaining to the inspection that occurred from January 4 through January 13, 2011. These deficiencies related to our internal procedures for medical device reporting, corrections and removals and complaint handling.

We have responded to the Warning Letter and completed corrective and preventive actions to address the observations. In addition, we have developed a comprehensive Quality Plan to review and augment the Quality Management System at our Queensbury, NY facility. FDA is currently conducting a follow-up inspection to the Warning Letter for this facility and we are actively working in conjunction with them to ensure the changes we are implementing are appropriate and effective.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011 and November 30, 2010

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

We intend to continue to work closely with the FDA to resolve any outstanding issues. Until the items raised in either of the warning letters or any additional items that may be raised during the recent inspections are corrected, we may be subject to additional regulatory action by the FDA, including the issuance of a warning letter, injunction, seizure or recall of product, imposition of fines or penalties or operating restrictions on the facility and any such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results.

We have recently initiated voluntary Class II recalls of certain VenaCureEVLT® NeverTouch procedure kits, Morpheus® Smart PICC CT PICCs and DuraMax® Chronic HemoDialysis Catheters. These three recalls stemmed from defective parts manufactured by suppliers. In addition, we have initiated a voluntary recall of labeling of our NanoKnife System in connection with the system’s ablation zone estimator.

Amendment of AngioDynamics’ 2004 Stock and Incentive Award Plan

On October 5, 2011, we amended the 2004 Stock and Incentive Award Plan to increase the maximum number of shares of our common stock with respect to which stock options can be granted during any calendar year to any employee from 200,000 shares to 500,000 shares.

Share Repurchase Program

On October 5, 2011, our Board of Directors authorized the repurchase of up to $20 million of our common stock, prior to May 31, 2012. During the second quarter of fiscal 2012, we purchased 142,305 shares at a cost of approximately $2.1 million under this share repurchase program and subsequently retired those shares. See Note G for additional information.

AngioDynamics v. biolitec Litigation

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

Expiration of our Distribution Agreement Amendment for LC Bead

We have sold the embolization product, LC Bead, pursuant to a Supply and Distribution Agreement with Biocompatibles UK Limited, now BTG PLC, which granted us exclusive distribution rights to the product in the United States. The agreement was entered into in 2006 and expired on December 31, 2011. LC Bead sales were $9.1 million and $6.5 million in the quarter ending November 30, 2011 and 2010, respectively and were $17.1 million and $13.3 million for the six month periods ending November 30, 2011 and 2010 respectively.

Restructuring and other costs

CEO Transition and Executive team restructuring

On June 13, 2011, we entered into a Separation Agreement with Johannes C. Keltjens, our then President and Chief Executive Officer that provided, among other things, for a lump sum payment in the amount of $930,811 (subject to applicable withholdings and deductions) and continuation of health benefits for a period of up to 24 months. Total expenses of $1.0 million associated with this Separation Agreement were included in “Restructuring and other costs, net” in our income statement for the six months ended November 30, 2011. Joseph M. Devivo commenced employment on September 7, 2011 as President and Chief Executive Officer.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011 and November 30, 2010

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

During the transition period, Scott J. Solano, Senior Vice President and Chief Technology Officer, assumed the duties of Interim Chief Executive Officer. Mr. Solano resigned from AngioDynamics, effective October, 14, 2011. Expenses of $286 thousand for the relocation of our new CEO and $350 thousand of expenses for transitions in the executive management team are included in “Restructuring and other costs, net” in our income statement for the three and six months ended November 30, 2011. Comparably, in the prior year periods, expenses of $772 thousand of expenses for transitions in the executive management team were included in our income statement for the three and six months ended November 30, 2010.

Closure of UK facility

During the first fiscal quarter of 2012, we made the decision to close our facility located in Cambridge, UK and transfer the production of lasers to our Queensbury, NY facility. We have extended the date for closing the UK facility and moving laser manufacturing from December 2011 to December 2012. We estimate the total cost of this project will be approximately $3.4 million. The income statements for the three and six month periods ending November 30, 2011 include charges of $576 thousand and $872 thousand, respectively, for costs incurred associated with this closure. The charge is included in “Restructuring and other costs, net” in the income statement.

Establishment of AngioDynamics Netherlands BV

In February 2011, we entered into an agreement with our distributor in the Netherlands to terminate our international distribution agreement, to purchase relevant business assets and to secure their assistance in transferring customer relationships to AngioDynamics. As a result, we have established a direct sales operation and a business office in the Netherlands in accordance with our international growth strategy. The income statement for the three month period ending November 30, 2011 includes expense of $185 thousand and the income statement for the six month period ending November 30, 2011 includes income of $15 thousand shown in “Restructuring and other costs, net”, related to a fair market value adjustment of a contingent liability related to this acquisition.

Centros

On August 13, 2007, we entered into a Distribution, Manufacturing and Purchase Option Agreement (“the Agreement”) with a company to acquire the exclusive worldwide rights to manufacture and distribute a split tip catheter for the dialysis market we have named Centros™ which included the option to purchase certain intellectual property associated with these products in the future. Under this Agreement, we pay royalties on net sales of the products covered in the Agreement. In accordance with the Agreement, we prepaid $3.0 million of royalties based upon the achievement of certain milestones. At May 31, 2011, based on lower than anticipated sales results, we reduced the prepaid royalties to net realizable value which resulted in an impairment loss of $2.3 million recorded in “Other non-recurring items” in our fiscal fourth quarter 2011 income statement. The remaining balance of $383,000 was included in the caption “Prepaid Royalties” on the balance sheet as of May 31, 2011, to be credited against future quarterly royalties due. In August 2011, we sold both the tangible and intangible assets associated with the Centros product, resulting in a gain of $201 thousand that is included in “Restructuring and other costs, net” in the income statement for the six months ended November 30, 2011 and the elimination of all related “Prepaid Royalties” on the balance sheet as of November 30, 2011.

NOTE B – ACQUISITIONS

FlowMedica, Inc.

On January 12, 2009 we completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica products. The contingent payment of $792,000 was included in accrued liabilities and intangible assets on the balance sheet at May 31, 2011 and was paid in July 2011. Intangible assets acquired totaled approximately $2.1 million and inventory acquired totaled approximately $400,000. The transaction was accounted for as an asset acquisition.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011 and November 30, 2010

(unaudited)

NOTE C – INVENTORIES

Inventories are stated at lower of cost (at standard cost which approximates the first-in, first- out method) or market. Inventories consist of the following:

	Nov 30, 2011	May 31, 2011
	(in thousands)
Raw materials	$9,613	$10,870
Work in process	3,593	2,677
Finished goods	16,221	14,579

Inventories	$29,427	$28,126

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

As a result of the expiration of the LC Bead distribution agreement on December 31, 2011 and our revised expectations of the segment, we performed an interim goodwill impairment test of the Oncology/Surgery segment as of April 30, 2011. Significant assumptions included an EBITDA exit multiple of 7.0 to calculate the terminal value of the Oncology/Surgery reporting unit, which was consistent with previous valuations. In addition, we used a discount rate 22.5% to calculate the fair value compared with 20% in the December valuation. Our assessment of goodwill impairment indicated that the fair value of the reporting unit exceeded its carrying value by 14% and therefore goodwill was not impaired.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011 and November 30, 2010

(unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

There was no change in goodwill by segment, shown below, between May 31, 2011 and November 30, 2011.

Vascular	$107,966
Oncology/Surgery	53,985

$161,951

Even though we determined there was no goodwill impairment of the Vascular segment as of December 31, 2010, and the Oncology/Surgery segment as of December 31, 2010 and April 30, 2011, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require an interim assessment for one or both of the reporting units prior to the next required annual assessment as of December 31, 2011. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

During the fourth quarter of our fiscal year ended May 31, 2011, we made the decision to not continue development of the Medron Lightport technology resulting in an impairment charge, included in other non-recurring items, of $4.2 million which affected our Vascular intangible balance at May 31, 2011.

Intangible assets are amortized over their estimated useful lives. The balances of intangible assets are as follows:

	November 30, 2011
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$49,681	$(22,438)	$27,243	13.2
Customer relationships	32,981	(19,784)	13,197	7.5
Licenses	6,252	(3,359)	2,893	9.1
Trademarks	675	(317)	358	9.2

	$89,589	$(45,898)	$43,691

	May 31, 2011
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$49,453	$(20,542)	$28,911	13.3
Customer relationships	32,981	(17,502)	15,479	7.5
Licenses	6,252	(3,005)	3,247	9.1
Trademarks	675	(275)	400	9.2

	$89,361	$(41,324)	$48,037

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011 and November 30, 2010

(unaudited)

NOTE E – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Nov 30, 2011	May 31, 2011
	(in thousands)
Payroll and related expenses	$7,430	$6,427
Royalties	1,567	1,562
Sales and franchise taxes	1,225	930
Fair value of interest rate swaps	1,181	1,028
Other	3,119	3,894

Total	$14,522	$13,841

NOTE F – INCOME TAXES

Our effective income tax rate for the three month periods ending November 30, 2011 and November 30, 2010 was 35% and 36%, respectively. Our effective income tax rate for the six month periods ending November 30, 2011 and November 30, 2010 was 35% and 36%, respectively. Both the three and six month periods ending November 30, 2011 reflect a benefit from the R&D tax credit that had temporarily expired for both prior year periods.

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

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Three Months Ended		Six Months Ended
	Nov 30,	Nov 30,	Nov 30,	Nov 30,
	2011	2010	2011	2010
Basic	25,190,246	24,845,305	25,106,911	24,799,247
Effect of dilutive securities	149,288	248,818	171,277	267,329

Diluted	25,339,534	25,094,123	25,278,188	25,066,576

Excluded from the calculation of diluted earnings per common share are options and restricted stock awards issued to employees and non-employees to purchase 2,435,199 and 2,087,086 shares of common stock for the three months and six months ended November 30, 2011, respectively, as their inclusion would be antidilutive. For the comparable three and six month periods ended November 30, 2010, options and restricted stock awards issued to employees and non-employees to purchase 2,463,014 and 2,196,891 shares of common stock were also excluded as their inclusion would be antidilutive.

In October 2011, our Board of Directors authorized the repurchase of up to $20 million of our common stock, prior to May 31, 2012. During the three month period ended November 30, 2011, we repurchased 142,305 shares at an average price of $14.79 and subsequently retired the shares. Accordingly, approximately $17.9 million remains available under the repurchase program.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011 and November 30, 2010

(unaudited)

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

Selected information by reportable segment is presented in the following tables (in thousands):

	Three Months Ended		As a Percentage of Net Sales Three Months Ended
	Nov 30, 2011	Nov 30, 2010	Nov 30, 2011	Nov 30, 2010

Net sales
Vascular	$38,282	$37,520
Oncology/Surgery	19,817	15,852

Total	$58,099	$53,372

Gross profit
Vascular	$20,850	$21,111	54.5%	56.3%
Oncology/Surgery	12,381	10,425	62.5%	65.8%

Total	$33,231	$31,536	57.2%	59.1%

Operating income
Vascular	$2,028	$4,768	5.3%	12.7%
Oncology/Surgery	1,898	629	9.6%	4.0%

Total	$3,926	$5,397	6.8%	10.1%

	Six Months Ended		As a Percentage of Net Sales Six Months Ended
	Nov 30, 2011	Nov 30, 2010	Nov 30, 2011	Nov 30, 2010

Net sales
Vascular	$74,847	$73,434
Oncology/Surgery	37,683	31,445

Total	$112,530	$104,879

Gross profit
Vascular	$41,514	$41,256	55.5%	56.2%
Oncology/Surgery	23,862	20,300	63.3%	64.6%

Total	$65,376	$61,556	58.1%	58.7%

Operating income
Vascular	$3,893	$7,845	5.2%	10.7%
Oncology/Surgery	2,750	1,033	7.3%	3.3%

Total	$6,643	$8,878	5.9%	8.5%

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011 and November 30, 2010

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

Total sales for geographic areas are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	Nov 30, 2011	Nov 30, 2010	Nov 30, 2011	Nov 30, 2010
Net Sales by Geography
United States	$49,653	$46,703	$96,958	$92,176
International	8,446	6,669	15,572	12,703

Total	$58,099	$53,372	$112,530	$104,879

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

Per our accounting policy, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This policy establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The policy describes three levels of inputs that may be used to measure fair value which are provided in the table below.

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

November 30, 2011 and November 30, 2010

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

There were no significant transfers in and out of Level 1 and 2 measurements for the three and six months ended November 30, 2011. There were no changes in Level 3 fair value instruments for the three and six months ended November 30, 2011.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements using inputs considered as:			Fair Value at Nov 30, 2011
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$30,504	$—	$—	$30,504

Total	$30,504	$—	$—	$30,504

Marketable securities
Corporate bond securities	$—	$70,457	$—	70,457
U.S. government agency obligations	—	21,057	1,850	22,907

Total	—	91,514	1,850	93,364

Total Financial Assets	$30,504	$91,514	$1,850	$123,868

Financial Liabilities
Interest rate swap agreements	$—	$1,181	$—	$1,181

Total Financial Liabilities	$—	$1,181	$—	$1,181

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011 and November 30, 2010

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

We are exposed to market risk due to changes in interest rates. To reduce this risk, we periodically enter into certain derivative financial instruments to hedge the underlying economic exposure. We use derivative instruments as part of our interest rate risk management strategy. The derivative instruments used are floating-to-fixed rate interest rate swaps, which are subject to cash flow hedge accounting treatment. We recognized interest income of $28,000 and interest expense of $96,000 for the three and six months ended November 30, 2011 and interest income of $81,000 and interest expense of $110,000 for the three and six months ended November 30, 2010 on the cash flow hedge.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011 and November 30, 2010

(unaudited)

NOTE J – MARKETABLE SECURITIES

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and are reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. As of November 30, 2011 and May 31, 2011, we had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.

Marketable securities as of November 30, 2011 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$22,920	$13	$(26)	$22,907
Corporate bond securities	70,804	64	(411)	70,457

	$93,724	$77	$(437)	$93,364

Marketable securities as of May 31, 2011 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$39,443	$37	$(77)	$39,403
Corporate bond securities	46,198	32	(75)	46,155

	$85,641	$69	$(152)	$85,558

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011 and November 30, 2010

(unaudited)

NOTE K – LITIGATION

AngioDynamics v. biolitec

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011 and November 30, 2010

(unaudited)

NOTE L – RECENTLY ADOPTED ACCOUNTING POLICIES

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

In September 2011, the FASB updated the accounting guidance related to testing goodwill for impairment. This update permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 (our fiscal year 2013) however, early adoption is permitted. We are currently evaluating the impact of adoption of this accounting guidance on our consolidated financial statements.

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

Our business is organized into two reportable segments: Vascular and Oncology/Surgery. The Vascular segment, under the direction of a general manager, is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology/Surgery segment is responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. For the three months and six months ended November 30, 2011 approximately 15% and 14% of our net sales were from markets outside the United States compared with 13% and 12% in the three and six months ended November 30, 2010.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For the three and six months ended November 30, 2011, our research and development (“R&D”) expenditures were $5.1 million and $10.7 million, respectively, which represented 9% and 10%, respectively of net sales. This is compared to $5.3 million and $10.5 million in the comparable prior year periods which constituted 10 % of net sales in both prior year periods. We expect that our R&D expenditures will be between 9% and 11% of net sales in fiscal 2012 primarily due to increased process engineering costs for our vascular products and investment in our NanoKnife technology. However, downturns in our business could cause us to reduce our R&D spending.

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

Recent Developments

See Note A to our consolidated financial statements in this Quarterly Report on Form 10-Q for recent developments.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note L to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months ended November 30, 2011 and November 30, 2010

For the second quarter of fiscal 2012, we reported net income of $2.3 million, or $0.09 per diluted common share, on net sales of $58.1 million, compared with net income of $3.3 million, or $0.13 per diluted common share, on net sales of $53.4 million in the second quarter of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Three Months Ended
	Nov 30, 2011	Nov 30, 2010
Net sales	100.0%	100.0%
Gross profit	57.2%	59.1%
Research and development	8.8%	9.9%
Sales and marketing	27.3%	25.8%
General and administrative	8.0%	7.8%
Amortization of intangibles	4.0%	4.0%
Restructuring and other costs	2.4%	1.4%
Operating income	6.8%	10.1%
Other income(expenses)	(0.6%)	(0.5%)
Income taxes	2.1%	3.5%
Net income	4.0%	6.1%

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and returns. Net sales of $58.1 million increased $4.7 million from the $53.4 million reported in the second quarter of fiscal 2011. This change in net sales was primarily attributable to increased unit sales of LC Beads, Nanoknife products, Venacure/EVLT procedure kits and lasers and Smart ports, partially offset by decreased sales of our conventional Vortex ports and Benephit renal infusion products.

From a reportable segment perspective, Vascular sales increased 2% from the prior year period to $38.3 million. This increase was driven primarily by increased unit sales of Venacure/EVLT procedure kits and lasers, and Smart ports, partially offset by 5% lower average selling prices and decreased unit sales of conventional Vortex ports and Benephit renal infusion products. Oncology/Surgery sales were $19.8 million, an increase of 25% on prior year sales of $15.9 million. The increase was primarily due to increased unit sales of LC Beads and Nanoknife products. Nanoknife sales totaled $3.2 million in the second quarter of fiscal 2012 and $1.6 million in the prior year quarter.

From a geographic perspective, U.S. sales increased $3.0 million or 6% in the second quarter of fiscal 2012 to $49.7 million from $46.7 million a year ago. This increase is primarily attributable to increased unit sales of LC Beads, Nanoknife products, Venacure/EVLT procedure kits and lasers and Smart ports, partially offset by decreased sales of our conventional Vortex ports and Benephit renal infusion products. International sales were $8.4 million in the fiscal second quarter of 2012, an increase of 27% from $6.7 million in the comparable prior year period. Increased unit sales of our Oncology/Surgery products, led by Nanoknife products, was the primary source of this increase.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales decreased to 57.2% in the second quarter of 2012 from 59.1% in the same quarter a year ago. The decrease in gross profit margin was primarily attributable to $1.5 million in expenses associated with the voluntary recall of Venacure EVLT NeverTouch procedure kits, Morpheus CT PICCs and DuraMax chronic Hemodialysis Catheters. The recalls stemmed from defective component parts manufactured by suppliers. Additionally, we experienced a 5% decline in the average selling price of Vascular products as compared with the prior year period. This decline in gross profit margin was partially offset by material cost reduction programs and improved factory utilization.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. R&D expenses increased by $134 thousand, or 3%, to $5.1 million in the second quarter of fiscal 2012 compared to the same prior year period. As a percentage of net sales, R&D expenses were 8.8% for the fiscal second quarter of 2012, compared with 9.9% for the same period a year ago.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and samples. S&M expenses increased $2.1 million or 15% to $15.8 million in the second quarter of fiscal 2012 compared to the same prior year period. This increase is primarily due to increased sales commissions in the U.S. and increased International sales expenses as we expand our International sales activities, including our recent establishment of a direct sales office in the Netherlands. As a percentage of net sales, S&M expenses were 27.3% for the fiscal second quarter of 2012, compared with 25.8% for the prior year period.

General and administrative expenses. General and administrative (“G&A”) expenses include executive management, finance and accounting, information technology, human resources, business development and legal, and the administrative and professional costs associated with those activities. G&A expenses increased $452 thousand, or 11%, to $4.6 million in the second quarter of fiscal 2012 compared to the prior year period, primarily due to increased variable compensation expense and increased legal fees related to settlement of outstanding litigation. G&A expenses increased to 8.0% of net sales compared with 7.8% in the prior year period.

Amortization of intangibles. Amortization of intangibles was $2.3 million in the second quarter of fiscal 2012, up $158 thousand over the comparable second fiscal quarter of 2011 primarily due to amortization of intangibles related to the February 2011 acquisition of the assets and business of our former distributor in the Netherlands. The second quarter of fiscal 2012 also included amortization of the final payment related to the Flowmedica acquisition. The prior year results had included amortization for the Medron Lightport technology, which we wrote off in the fourth quarter of fiscal 2011.

Restructuring and other costs, net. The second quarter of fiscal 2012 included restructuring and other costs of $1.4 million which primarily consisted of $576 thousand of expenses related to the closure of our facility in the UK, $286 thousand of expenses for relocation of our new chief executive officer, $350 thousand of expenses for transitions in the executive management team and $185 thousand related to a fair market value adjustment of a contingent liability related to the acquisition of the assets and business of our former distributor in the Netherlands. The prior year period included $772 thousand of expenses related to transitions in the executive management team.

Operating income. Operating income was $3.9 million and $5.4 million for the second quarter of fiscal 2012 and 2011, respectively. As a percentage of sales, operating income decreased to 6.8% for the second quarter of 2012 from 10.1% in the same prior year period.

Other income (expenses). Other income and expenses for the second quarter of fiscal 2012 was $357 thousand of net expense compared with $262 thousand of net expense in the same period a year ago, representing (0.6)% and (0.5)% of net sales in their respective periods. Unrealized foreign exchange losses, increased loss on interest rate swap and increased credit card fees partially offset by increased interest income on investments primarily comprise the difference between the two periods.

Income taxes. Our effective tax rate was 35% for the fiscal second quarter of 2012 compared with 36% for the prior year period. The current quarter reflects a benefit from the R&D tax credit which had temporarily expired in the comparable prior year period.

Net income. For the second quarter of 2012, we reported net income of $2.3 million, a decrease of $1.0 million from net income of $3.3 million for the prior year quarter.

Investment in Nanoknife Technology. The financial results of our Nanoknife program are recorded in our Oncology/Surgery division. Taking into account the sales and the related cost of sales and operating expenses, the net impact of our investment in Nanoknife technology in the second fiscal quarter of 2012 was $1.3 million on pretax income and $0.8 million or ($0.03) per share after tax compared with $1.5 million on pretax income and $1.0 million or ($0.04) per share after tax in the second fiscal quarter of 2011.

Six Months ended November 30, 2011 and November 30, 2010

For the first six months of fiscal 2012, we reported net income of $3.7 million, or $0.15 per diluted common share, on net sales of $112.5 million, compared with net income of $5.2 million, or $0.21 per diluted common share, on net sales of $104.9 million in the first six months of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Six Months Ended
	Nov 30, 2011	Nov 30, 2010
Net sales	100.0%	100.0%
Gross profit	58.1%	58.7%
Research and development	9.5%	10.0%
Sales and marketing	28.6%	26.9%
General and administrative	7.9%	8.4%
Amortization of intangibles	4.1%	4.2%
Restructuring and other costs	2.1%	0.7%
Operating income	5.9%	8.5%
Other income(expenses)	(0.9%)	(0.8%)
Income taxes	1.8%	2.8%
Net income	3.3%	4.9%

Net sales. Net sales of $112.5 million increased $7.7 million from the $104.9 million reported in the first six months of fiscal 2011. The change in net sales was primarily attributable to increased unit sales of LC Beads, Nanoknife products, Venacure/EVLT procedure kits and lasers and Smart ports, partially offset by decreased sales of our conventional Vortex ports and Benephit renal infusion products.

From a reportable segment perspective, Vascular sales increased 2% from the prior year period to $74.9 million. This increase was driven primarily by increased unit sales of Venacure/EVLT procedure kits and lasers and Smart ports, partially offset by 5% lower average selling prices. Oncology/Surgery sales were $37.7 million, an increase of 20% on prior year sales of $31.4 million. The increase was primarily due to increased unit sales of LC Beads and Nanoknife products and a 2% increase in average selling prices. Nanoknife sales totaled $5.5 million in the first six months of fiscal 2012 and $2.7 million in the prior year period.

From a geographic perspective, U.S. sales increased $4.8 million or 5% in the first six months of fiscal 2012 to $97.0 million from $92.2 million a year ago. This increase is primarily attributable to increased unit sales of LC Beads, Nanoknife products, Venacure/EVLT procedure kits and lasers and Smart ports, partially offset by decreased sales of our RF and Habib devices, conventional Vortex ports, and a 5% decrease in the average selling price of our Vascular products. International sales were $15.6 million in the first six months of fiscal 2012, an increase of 23% from $12.7 million in the comparable prior year period. Increased unit sales of our Oncology/Surgery products, led by Nanoknife products, were the primary source of this increase.

Gross profit. Our gross profit as a percentage of sales decreased to 58.1% in the first six months of fiscal 2012 from 58.7% in the same period a year ago. The decrease in gross profit margin was primarily attributable to $1.5 million in expenses associated with the voluntary recall of Venacure EVLT NeverTouch procedure kits, Morpheus CT PICCs and DuraMax chronic Hemodialysis Catheters. The recalls stemmed from defective component parts manufactured by suppliers. Additionally, we experienced a 5% average selling price decrease on our Vascular products compared with the prior year period. This decrease in gross profit margin was partially offset by material cost reduction programs and improved factory utilization.

Research and development expenses. R&D expenses increased by $214 thousand, or 2%, to $10.7 million in the first six months of fiscal 2012 compared to the same prior year period. The increase is primarily due to increased clinical and regulatory expenses for our Oncology/ Surgery products and increased process engineering costs for our Vascular products. As a percentage of net sales, R&D expenses were 9.5% for the first six months of fiscal 2012, compared with 10.0% for the same period a year ago.

Sales and marketing expenses. S&M expenses increased $4.0 million or 14% to $32.2 million in the first six months of fiscal 2012 compared to the same prior year period. This increase is primarily due to increased sales commissions in the U.S. and increased International sales expenses as we expand our International sales activities, including our recent establishment of a direct sales office in the Netherlands. As a percentage of net sales, S&M expenses were 28.6% for the first six months of fiscal 2012, compared with 26.9% for the prior year period.

General and administrative expenses. G&A expenses increased $177 thousand, or 2%, to $8.9 million in the six months of fiscal 2012 compared to prior year period, primarily due to increased compensation costs and increased legal fees related to the settlement of outstanding litigation, partially offset by lower stock based compensation expenses. G&A expenses decreased to 7.9% of net sales compared with 8.4% in the prior year period.

Amortization of intangibles. Amortization of intangibles was $4.6 million in the first six months of fiscal 2012, up $186 thousand over the comparable 2011 period primarily due to amortization of intangibles related to the February 2011 acquisition of the assets and business of our former distributor in the Netherlands. The first six months of fiscal 2012 also included amortization of the final payment related to the Flowmedica acquisition. The prior year results had included amortization for the Medron Lightport technology, which we wrote off in the fourth quarter of fiscal 2011.

Restructuring and other costs, net. The first six months of 2012 included restructuring and other costs of $2.3 million which primarily consisted of $1.0 million of expenses associated with the separation agreement with our former chief executive officer, $872 thousand associated with the closure of our facility in the UK, $286 thousand of expenses for the relocation of our new chief executive officer and $350 thousand of expenses for transitions in the executive management team, partially offset by a gain of $201 thousand on the sale of assets related to the Centros product line. The prior year period included $772 thousand of expenses related to transitions in the executive management team.

Operating income. Operating income was $6.6 million and $8.9 million for the first six months of fiscal 2012 and 2011, respectively. As a percentage of sales, operating income decreased to 5.9% compared with 8.5% in the prior year period.

Other income (expenses). Other income and expenses for the six months ended November 30, 2011 was $971 thousand of net expense compared with $790 thousand of net expense in the same period a year ago, representing (0.9)% and (0.8)% of net sales in their respective periods. Unrealized foreign exchange losses, increased loss on interest rate swap and increased credit card fees partially offset by increased interest income on investments primarily comprise the difference between the two periods.

Income taxes. Our effective income tax rate for the six month periods ending November 30, 2011 and November 30, 2010 was 35% and 36%, respectively. The current year period reflects a benefit from the R&D tax credit that had temporarily expired in the prior year period.

Net income. For the first six months of fiscal 2012, we reported net income of $3.7 million, a decrease of $1.5 million from net income of $5.2 million for the prior year period.

Investment in Nanoknife Technology. The financial results of our Nanoknife program are recorded in our Oncology/Surgery division. Taking into account the sales and the related cost of sales and operating expenses, the net impact of our investment in Nanoknife technology in the first half of fiscal 2012 was $3.0 million on pretax income and $2.0 million or ($0.08) per share after tax comparable to the same prior year period.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $136.3 million at November 30, 2011, compared with $131.5 million at May 31, 2011. Marketable securities consists of U.S. government issued or guaranteed securities, corporate bonds and auction rate securities. At November 30, 2011, total debt was $6.4 million comprised of short and long-term bank debt that financed our facility expansions in Queensbury, New York. This compared with $6.6 million at May 31, 2011.

Summary of cash flows (in thousands):

	Six Months ended
	Nov 30, 2011	Nov 30, 2010
Cash provided by (used in):
Operating activities	$5,713	$11,626
Investing activities	(8,735)	(43,883)
Financing activities	11	588
Effect of exchange rate changes on cash and cash equivalents	(18)	38

Net change in cash and cash equivalents	$(3,029)	$(31,631)

Net cash provided by operating activities for the six months ended November 30, 2011 was $5.7 million compared with $11.6 million in the prior year period. Cash generated from operating activities during the first six months of fiscal year 2012 was primarily the result of net income and the effect on net income of non-cash items, such as depreciation and amortization, stock-based compensation and deferred income taxes and changes in working capital balances. The prior year period consisted of similar components with lower net income and the changes in working capital balances being the primary drivers of the difference between the two periods. Increased accounts receivable balances at November 30, 2011 due to increased sales combined with increased payables, primarily for inventory purchases, comprised the majority of the working capital balance changes.

Net cash used in investing activities was $8.7 million for the six months ended November 30, 2011 compared with $43.9 million for the same prior year period. The net cash used in investing activities in the first six months of 2012 consisted primarily of net purchases of marketable securities and available-for-sale short term investments. In the prior year period, the same net components consisted of larger net purchases resulting in the larger use of cash for that period.

Net cash provided by financing activities was $11 thousand for the six months ended November 30, 2011 compared to $588 thousand for the comparable prior year period. The current year period consisted of higher proceeds from the exercise of stock options and employee stock purchase plan than the previous period, offset by the purchase of shares under the newly approved stock repurchase program begun in October 2011.

In October 2011, our Board of Directors authorized the repurchase, prior to May 31, 2012, of up to $20 million of our common stock. During the second quarter of fiscal 2012, we purchased 142,305 shares for approximately $2.1 million under this share repurchase program and subsequently retired these shares.

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

At November 30, 2011, we maintained variable interest rate financing of $6.4 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with KeyBank under which we agreed to pay the bank fixed annual interest rates of 4.45% and 5.06% and the bank assumed our variable interest payment obligations under the financing.

In fiscal 2007 we began to make sales in currencies other than US dollars, particularly the Euro, GB pound and Canadian dollar. Approximately 5% of our sales in the first six months of fiscal 2012 were denominated in currencies other than the US dollar, primarily the Euro and GB pound. We currently have no significant direct foreign currency exchange risk.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After a device is placed on the market, numerous regulatory requirements apply. We are subject to inspection and marketing surveillance by the FDA to determine our compliance with all regulatory requirements. Our failure to comply with applicable regulatory requirements could result in the FDA or a court instituting a wide variety of enforcement actions against us, including a public Warning Letter; an order to shutdown some or all manufacturing operations; a recall of products; fines or civil penalties; seizure or detention of our products; refusing our requests for 510(k) clearance or a premarket approval, or PMA, of new or modified products; withdrawing 510(k) clearance or PMA approvals already granted to us; and criminal prosecution.

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

We received a Warning Letter dated May 27, 2011 from the FDA in connection with the FDA’s inspection of our Queensbury, NY manufacturing facility. In the Warning Letter, the FDA cited deficiencies in our response letter, which we provided to the FDA pertaining to the inspection that occurred from January 4 through January 13, 2011. These deficiencies related to our internal procedures for medical device reporting, corrections and removals and complaint handling.

We have responded to the Warning Letter and completed corrective and preventive actions to address the observations. In addition, we have developed a comprehensive Quality Plan to review and augment the Quality Management System at our Queensbury, NY facility. FDA is currently conducting a follow-up inspection to the Warning Letter for this facility and we are actively working in conjunction with them to ensure the changes we are implementing are appropriate and effective. We are focused on a quality centric culture of prevention and accountability and will continue to invest in ongoing improvements of people, processes and products.

We intend to continue to work closely with the FDA to resolve any outstanding issues. Until the items raised in the Warning Letter or any additional items that may be raised during the recent inspection are corrected, we may be subject to additional regulatory action by the FDA, including the issuance of a warning letter, injunction, seizure or recall of products, imposition of fines or penalties or operating restrictions on the facility and any such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results. There can be no assurance that the FDA will be satisfied with our response.

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

Recently, we initiated voluntary Class II recalls of VenaCureEVLT® NeverTouch procedure kits, Morpheus® CT PICC’s and DuraMax® Chronic HemoDialysis Catheters. These three recalls stemmed from defective parts manufactured by suppliers. In addition, we have initiated a voluntary recall of our NanoKnife System in connection with the system’s ablation zone estimates.

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

On January 24, 2011 we received a Warning Letter from the FDA in connection with our marketing of the NanoKnife System. In the Warning Letter, the FDA states that certain statements we made, including those on our company website, promote the use of the NanoKnife System beyond its currently cleared indications. We responded to the FDA as necessary and intend to work closely with them to resolve any outstanding issues. While we believe we have been fully responsive to the matters raised by the FDA in the Warning Letter, there can be no assurance that the FDA will be satisfied with our response. Therefore, we may be subject to additional regulatory action by the FDA, including the issuance of a warning letter, injunction, seizure or recall of products, imposition of fines or penalties and any such actions could significantly disrupt our business and operations and have a material adverse impact on our financial position and results of operations. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

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

Issuer Purchases of Equity Securities

In October 2011, our Board of Directors authorized the repurchase of up to $20 million of our common stock. The following table provides information about the shares repurchased by Angiodynamics during the second quarter of fiscal 2012:

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under Publicly Announced Program

October 2011	$—	$—	$—	$20,000,000
November 2011	142,305	14.79	142,305	17,895,309

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC. (Registrant)

Date: January 5, 2012	/s/ JOSEPH M. DEvivo
Joseph M. Devivo, President, Chief Executive Officer (Principal Executive Officer)

Date: January 5, 2012	/s/ D. JOSEPH GERSUK
D. Joseph Gersuk, Executive Vice President, Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents