Form 10-Q
period 2012-02-29
ANGIODYNAMICS INC
filed 2012-04-09
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 2, 2012
Common Stock, par value $.01	25,195,045 shares

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Feb 29, 2012	Feb 28, 2011	Feb 29, 2012	Feb 28, 2011

Net sales	$51,567	$54,648	$164,097	$159,527
Cost of sales	22,153	22,927	69,307	66,250

Gross profit	29,414	31,721	94,790	93,277

Operating expenses
Research and development	4,574	5,322	15,289	15,824
Sales and marketing	15,802	14,553	47,958	42,790
General and administrative	4,434	4,346	13,371	13,105
Amortization of intangibles	2,320	2,252	6,914	6,660
Acquisition, restructuring and other costs, net	5,041	—	7,372	772

Total operating expenses	32,171	26,473	90,904	79,151

Operating (loss) income	(2,757)	5,248	3,886	14,126

Other income (expenses)
Interest income	305	208	800	536
Interest expense	(102)	(119)	(329)	(359)
Other expense	(326)	(267)	(1,565)	(1,145)

Total other income (expenses)	(123)	(178)	(1,094)	(968)

(Loss) income before income tax provision	(2,880)	5,070	2,792	13,158
Income tax (benefit) provision	(1,112)	1,259	858	4,180

Net (loss) income	$(1,768)	$3,811	$1,934	$8,978

(Loss) earnings per share
Basic	$(0.07)	$0.15	$0.08	$0.36

Diluted	$(0.07)	$0.15	$0.08	$0.36

Basic weighted average shares outstanding	25,129	24,902	25,114	24,833
Diluted weighted average shares outstanding	25,129	25,174	25,289	25,085

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	Feb 29, 2012	May 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,047	$45,984
Marketable securities, at fair value	108,980	85,558

Total cash, cash equivalents and marketable securities	143,027	131,542
Accounts receivable, net of allowances of $531 and $485, respectively	26,723	27,141
Inventories	28,158	28,126
Deferred income taxes	3,788	2,821
Prepaid expenses and other	9,353	4,675

Total current assets	211,049	194,305
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation	23,148	23,804
OTHER ASSETS	3,467	2,823
INTANGIBLE ASSETS, less accumulated amortization	41,530	48,037
GOODWILL	161,951	161,951
DEFERRED INCOME TAXES, long term	5,164	5,835
PREPAID ROYALTIES	298	666

TOTAL ASSETS	$446,607	$437,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$16,535	$11,391
Accrued liabilities	12,364	13,841
Current portion of long-term debt	295	275

Total current liabilities	29,194	25,507
LONG-TERM DEBT, net of current portion	6,050	6,275

Total liabilities	35,244	31,782

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 25,194,795 and 24,985,657 shares at February 29, 2012 and May 31, 2011, respectively	252	250
Additional paid-in capital	375,363	371,393
Retained earnings	37,203	35,269
Accumulated other comprehensive loss	(1,455)	(1,273)

Total stockholders’ equity	411,363	405,639

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$446,607	$437,421

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	Feb 29, 2012	Feb 28, 2011
Cash flows from operating activities:
Net income	$1,934	$8,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,461	9,112
Amortization of bond discounts and premiums	501	—
Tax effect on exercise of stock options and issuance of performance shares	(237)	(97)
Deferred income taxes	(247)	2,437
Stock based compensation	2,998	3,402
Change in accounts receivable allowances	46	(63)
Other	(224)	(29)
Changes in operating assets and liabilities:
Accounts receivable	372	1,440
Inventories	(277)	55
Prepaid expenses and other	(5,282)	2,371
Accounts payable and accrued liabilities	3,457	(5,633)

Net cash provided by operating activities	12,502	21,973

Cash flows from investing activities:
Additions to property, plant and equipment	(1,879)	(1,972)
Acquisition of intangible and other assets	(500)	(1,084)
Other cash flows from investing activities	1,000	(182)
Purchases of marketable securities	(118,323)	(149,990)
Proceeds from sale or maturity of marketable securities	94,262	105,890

Net cash used in investing activities	(25,440)	(47,338)

Cash flows from financing activities:
Repayment of long-term debt	(205)	(195)
Proceeds from exercise of stock options and employee stock purchase plan	3,312	2,012
Repurchase and retirement of shares	(2,104)	—

Net cash provided by financing activities	1,003	1,817

Effect of exchange rate changes on cash and cash equivalents	(2)	42

Decrease in cash and cash equivalents	(11,937)	(23,506)

Cash and cash equivalents at beginning of period	45,984	58,763

Cash and cash equivalents at end of period	$34,047	$35,257

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Nine Months Ended February 29, 2012

(unaudited)

(in thousands, except share data)

	Common Stock		Additional paid in	Retained	Accumulated other comprehensive		Comprehensive income
	Shares	Amount	capital	earnings	loss	Total
Balance at May 31, 2011	24,985,657	$250	$371,393	$35,269	$(1,273)	$405,639
Net income	—	—	—	1,934	—	1,934	$1,934
Exercise of stock options	185,360	2	2,097	—	—	2,099	—
Purchase of common stock under ESPP	103,362	1	1,201	—	—	1,202	—
Issuance of performance shares	62,721	—	—	—	—	—	—
Tax effect of exercise of stock options	—	—	(223)	—	—	(223)	—
Shares repurchased and retired	(142,305)	(1)	(2,103)	—	—	(2,104)
Stock based compensation	—	—	2,998	—	—	2,998	—
Unrealized loss on marketable securities, net of tax of $ 27	—	—	—	—	(46)	(46)	(46)
Unrealized loss on interest rate swap, net of tax of $ 22	—	—	—	—	(38)	(38)	(38)
Foreign currency translation	—	—	—	—	(98)	(98)	(98)

Comprehensive income							$1,752

Balance at February 29, 2012	25,194,795	$252	$375,363	$37,203	$(1,455)	$411,363

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012 and February 28, 2011

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of February 29, 2012, the consolidated statement of stockholders’ equity and comprehensive income for the nine months ended February 29, 2012, the consolidated statement of cash flows for the nine months ended February 29, 2012 and February 28, 2011 and the consolidated statements of income for the three and nine months ended February 29, 2012 and February 28, 2011 have been prepared by us without audit. The consolidated balance sheet as of May 31, 2011 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For comparative purposes, to conform to current quarter and year to date presentation on the consolidated statement of income, we reclassified prior year severance and restructuring costs which resulted in an increase in restructuring and other costs, net and a corresponding decrease in general and administrative expenses for the nine months ended February 28, 2011 of $772 thousand. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended February 29, 2012 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2011, filed by us on August 12, 2011. Our most significant accounting policies are disclosed in Note A to the consolidated financial statements included in the aforementioned Form 10-K for the fiscal year ended May 31, 2011. The results of operations in the fiscal periods ended February 29, 2012 and February 28, 2011 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the three and nine months ended February 29, 2012 and February 28, 2011 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, AngioDynamics UK Limited and AngioDynamics Netherlands B.V. since February 2, 2011 (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

Our business is organized into two reportable segments: Vascular and Oncology/Surgery. The Vascular segment, under the direction of a general manager, is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology/Surgery segment, under the direction of a general manager, is responsible for RF Ablation, NanoKnife and Habib product lines and has dedicated research and development and sales and marketing personnel assigned to it.

Our chief operating decision maker evaluates performance based on the reportable segments and utilizes net sales, gross profit and operating income as primary profitability measures. The expenses related to certain shared and corporate activities are allocated to these segments on a percentage of total sales basis or operating expenses basis as deemed appropriate.

Recent Developments

Agreement to Acquire Navilyst Medical

On January 31, 2012, we entered into a definitive stock purchase agreement to acquire privately-held Navilyst Medical, Inc. in a cash and stock transaction valued at $372 million on that date. Navilyst Medical is a global medical device company with strengths in the vascular access, interventional radiology and interventional cardiology markets.

AngioDynamics will fund the purchase price and related transaction costs using approximately $97 million of cash on hand and $150 million from a fully-committed bank credit facility in the form of new debt issuance and the issuance of common stock.

AngioDynamics will issue approximately 9.5 million shares of common stock to Avista Capital Partners and have fully diluted shares outstanding of approximately 34.8 million shares upon the transaction’s closing. Avista will hold approximately 27 percent of the outstanding common stock and will have the right to nominate for election two directors to fill 2 new seats on AngioDynamics’ existing Board of Directors. The Board of Directors of both companies have unanimously approved the proposed transaction, which is expected to close in May 2012, and is subject to customary closing conditions, clearance under certain antitrust guidelines and the approval of AngioDynamics’ shareholders. On March 30, 2012, we filed the definitive proxy statement requesting shareholder approval of the transaction.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012 and February 28, 2011

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS – cont’d

Upon closing, AngioDynamics expects to have approximately $50 million in cash and liquid investments, $150 million in debt and a $50 million revolving credit facility with the committed banks.

Microsulis Medical Ltd.

On March 22, 2012, we established a strategic relationship with Microsulis Medical Ltd., a U.K.-based company specializing in the minimally-invasive, microwave ablation technology for the coagulation of soft tissue which has systems in more than 80 hospitals worldwide.

The relationship includes a $5 million equity investment in Microsulis through the purchase of senior preferred stock, representing a 14.3% ownership position, exclusive distribution rights to market and sell their microwave ablation systems in all markets outside the United States from May 2012 through December 2013, and an exclusive option to purchase at any time until September 22, 2013, substantially all of the global assets of Microsulis Medical, Ltd.

Regulatory Matters

On January 24, 2011 we received a Warning Letter from the U.S. Food and Drug Administration, or FDA, in connection with our marketing of the NanoKnife System. In the Warning Letter, the FDA states that certain statements we made, including those on our company website, promote the use of the NanoKnife System beyond its currently cleared indications. Upon receipt of the Warning Letter, we promptly responded to the FDA and completed corrective and preventative actions to address the matters raised. We believe the matters raised by the FDA in the Warning Letter are fully resolved.

We received a Warning Letter dated May 27, 2011 from the FDA in connection with its inspection of our Queensbury, NY manufacturing facility. In the Warning Letter, the FDA cited deficiencies in the response letter we provided the FDA pertaining to the inspection that occurred from January 4 through January 13, 2011. The deficiencies related to our internal procedures for medical device reporting, corrections and removals, and complaint handling. We have responded to the May 27, 2011 Warning Letter and completed corrective and preventive actions to address the observations.

On February 10, 2012, we received from the FDA a Form 483, List of Investigational Observations, in connection with their inspection of our Queensbury facility from November 14, 2011 through February 10, 2012. The Form 483 contained 12 observations related to, among other things, our CAPA system, MDR reporting, complaint investigation, corrections and removals, acceptance criteria and training. Some of the observations contained in the Form 483 were repeat observations from the May 27, 2011Warning Letter.

On February 13, 2012, we received from the FDA a Form 483 in connection with their inspection of our Fremont facility from January 12, 2012 through February 13, 2012. The Form 483 contained 6 observations related to, among other things, our CAPA system, design controls, risk management and training.

We have developed a comprehensive Quality Call to Action Program plan to review and augment our Quality Management Systems and we have implemented numerous measures outlined in that plan. When we initiated the program in early December 2011, we engaged a team of external regulatory and quality experts and reallocated a significant number of engineering and product development resources to support this corporate initiative. Directly accountable expenses, which total $912 thousand in the fiscal third quarter are associated with the Quality Call to Action Program.

We provided responses to the FDA Form 483s within 15 business days from the date we received them. We will continue to work closely with the FDA to resolve any outstanding issues. Until the items raised in either of the Warning Letters or any additional items that may be raised during the recent inspections are corrected, we may be subject to additional regulatory action by the FDA, including the issuance of warning letters, injunction, seizure or recall of products, imposition of fines or penalties or operating restrictions on our facilities. Any such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012 and February 28, 2011

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

Amendment of AngioDynamics’ 2004 Stock and Incentive Award Plan

On October 5, 2011, we amended the 2004 Stock and Incentive Award Plan to increase the maximum number of shares of our common stock with respect to which stock options can be granted during any calendar year to any employee from 200,000 shares to 500,000 shares.

Share Repurchase Program

On October 5, 2011, our Board of Directors authorized the repurchase of up to $20 million of our common stock, prior to May 31, 2012. No shares were repurchased during the third quarter of fiscal 2012. During the nine months ended February 29, 2012, we purchased 142,305 shares at a cost of approximately $2.1 million under this share repurchase program and subsequently retired those shares. See Note G for additional information.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by them. Bard is seeking unspecified damages and other relief. The plaintiff is also seeking to consolidate this action with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc. relating to implantable port products. We believe these claims are without merit and intend to defend them vigorously.

Expiration of our Distribution Agreement Amendment for LC Bead

The Supply and Distribution Agreement with Biocompatibles UK Limited, which granted us exclusive distribution rights to LC Beads in the United States, expired on December 31, 2011. LC Bead sales were $4.2 million and $6.7 million in the quarter ending February 29, 2012 and February 28, 2011, respectively and were $21.3 million and $20.0 million for the nine month periods ending February 29, 2012 and February 28, 2011 respectively.

Restructuring and other costs

CEO Transition and Executive team restructuring

On June 13, 2011, we entered into a Separation Agreement with Johannes C. Keltjens, our then President and Chief Executive Officer that provided, among other things, for a lump sum payment in the amount of $931 thousand (subject to applicable withholdings and deductions) and continuation of health benefits for a period of up to 24 months. Total expenses of $1.0 million associated with this Separation Agreement were included in “Acquisition, restructuring and other costs, net” in our income statement for the nine months ended February 29, 2012. Joseph M. DeVivo commenced employment on September 7, 2011 as President and Chief Executive Officer. During the transition period, Scott J. Solano, Senior Vice President and Chief Technology Officer, assumed the duties of Interim Chief Executive Officer. Mr. Solano resigned from AngioDynamics, effective October, 14, 2011. Expenses of $400 thousand for transitions in the executive management team are included in “Acquisition, restructuring and other costs, net” in our income statement for the three months ended February 29, 2012. There were no such expenses in the prior year quarter. Expenses of $286 thousand for the relocation of our new CEO and $800 thousand of expenses for transitions in the executive management team are included in “Acquisition, restructuring and other costs, net” in our income statement for the nine months ended February 29, 2012. Comparably, expenses of $772 thousand of expenses for transitions in the executive management team were included in our income statement for the nine months ended February 28, 2011.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012 and February 28, 2011

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

Closure of UK facility

During the first fiscal quarter of 2012, we made the decision to close our Cambridge, UK facility and transfer the production of lasers to our Queensbury, NY facility. We have extended the date for closing the UK facility and moving laser manufacturing from December 2011 to December 2012. We estimate the total cost of this project will be approximately $3.4 million. The income statements for the three and nine month periods ending February 29, 2012 include charges of $400 thousand and $1.2 million, respectively, for costs incurred associated with this closure. The charge is included in “Acquisition, restructuring and other costs, net” in the income statement.

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

Centros

On August 13, 2007, we entered into a Distribution, Manufacturing and Purchase Option Agreement (“the Agreement”) with a company to acquire the exclusive worldwide rights to manufacture and distribute a split tip catheter for the dialysis market we have named Centros™ which included the option to purchase certain intellectual property associated with these products in the future. Under this Agreement, we pay royalties on net sales of the products covered in the Agreement. In accordance with the Agreement, we prepaid $3.0 million of royalties based upon the achievement of certain milestones. At May 31, 2011, based on lower than anticipated sales results, we reduced the prepaid royalties to net realizable value which resulted in an impairment loss of $2.3 million recorded in “Other non-recurring items” in our fiscal fourth quarter 2011 income statement. The remaining balance of $383 thousand was included in the caption “Prepaid Royalties” on the balance sheet as of May 31, 2011, to be credited against future quarterly royalties due. In August 2011, we sold both the tangible and intangible assets associated with the Centros product, resulting in a gain of $201 thousand that is included in “Acquisition, restructuring and other costs, net” in the income statement for the nine months ended February 29, 2012 and the elimination of all related “Prepaid Royalties” on the balance sheet as of February 29, 2012.

NOTE B – ACQUISITIONS

FlowMedica, Inc.

On January 12, 2009 we completed the acquisition of certain assets of FlowMedica, Inc. for approximately $1.75 million in cash and a contingent payment based on fiscal 2011 sales of FlowMedica products. The contingent payment of $792 thousand was included in accrued liabilities and intangible assets on the balance sheet at May 31, 2011 and was paid in July 2011. Intangible assets acquired totaled approximately $2.1 million and inventory acquired totaled approximately $400 thousand. The transaction was accounted for as an asset acquisition.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012 and February 28, 2011

(unaudited)

NOTE C – INVENTORIES

Inventories are stated at lower of cost (at standard cost which approximates the first-in, first-out method) or market. Inventories consist of the following:

	Feb 29, 2012	May 31, 2011
	(in thousands)
Raw materials	$10,346	$10,870
Work in process	4,339	2,677
Finished goods	13,473	14,579

Inventories	$28,158	$28,126

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

We report our results of operations as two reportable segments: Vascular and Oncology/Surgery. The Vascular segment is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology/Surgery segment continues to be responsible for RF Ablation, NanoKnife and Habib product lines and has dedicated research and development and sales and marketing personnel assigned to it.

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

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Solely for purposes of establishing inputs for the fair value calculations, we assumed that the current economic conditions would continue through fiscal year 2013, followed by a recovery thereafter. In addition, we applied gross margin assumptions consistent with our historical trends at various revenue levels and used an EBITDA exit multiple of 6.0 and 7.0 to calculate the terminal value of the Vascular and Oncology/Surgery reporting units, respectively, which was also consistent with the prior year. In addition, we used a discount rate of 12% and 21% to calculate the fair value of our Vascular and Oncology/Surgery reporting units, respectively. Discount rates of 17.5% and 22.5%, were used in the prior year for Vascular and Oncology/Surgery, respectively. The 5.5% reduction in the

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012 and February 28, 2011

(unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS – cont’d

Vascular discount rate was due to a change to our forecasting methodology. The prior year sales projections anticipated prospective innovative technologies as well as potential product acquisitions. As a result, to mitigate the risk associated with our more agressive prior year projections, an additional 6% risk premium was added to our discount rate. The current year sales projections have excluded such investments and accordingly, an additional risk premium was not deemed necessary.

We completed our annual goodwill impairment test by reporting unit as of December 31, 2011. At December 31, 2011, our reporting units were the same as our reportable segments. We determined our reporting units in accordance with FASB accounting guidance. Our assessment of goodwill impairment indicated that the fair value of each of our reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired. The fair value of our Vascular and Oncology/Surgery reporting units exceeded their carrying values by 6% and 14%, respectively. The sum of the fair values of the reporting units was reconciled to our current stock market capitalization plus an estimated control premium of approximately 16% as of December 31, 2011. A 1% increase in the discount rate would have decreased the fair value of the Vascular reporting unit by $22 million, which would have reduced the fair value below the carrying value.

Since early November 2008, our stock market capitalization has at times been lower than our shareholders’ equity or book value. However, our reporting units have continued to generate significant cash flows from operations, and we expect that they will continue to do so in fiscal 2013 and beyond. Furthermore, given the relatively small difference between our stock market capitalization and our book value per share, we believe that a reasonable potential buyer would offer a control premium for our business that would adequately cover the difference between our stock market capitalization and our book value.

We test goodwill for impairment during the third quarter of every fiscal year, and when an event occurs or circumstances change such that it is reasonably possible that impairment exists. Even though we determined that there was no goodwill impairment as of December 31, 2011, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require an interim assessment for some or all of the reporting units prior to the next required annual assessment as of December 31, 2012.

It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. Events that could, in the future, result in impairment include, but are not limited to, declining sales for a significant product or in a significant geographic region.

There was no change in goodwill by segment, shown below, between May 31, 2011 and February 29, 2012. (in thousands)

Vascular	$107,966
Oncology/Surgery	53,985

$161,951

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012 and February 28, 2011

(unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS – cont’d

Intangible assets are amortized over their estimated useful lives. The balances of intangible assets are as follows:

	February 29, 2012
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$49,882	$(23,391)	$26,491	13.2
Customer relationships	32,948	(20,966)	11,982	7.4
Licenses	6,252	(3,532)	2,720	9.1
Trademarks	675	(338)	337	9.2

	$89,757	$(48,227)	$41,530

	May 31, 2011
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$49,453	$(20,542)	$28,911	13.3
Customer relationships	32,981	(17,502)	15,479	7.5
Licenses	6,252	(3,005)	3,247	9.1
Trademarks	675	(275)	400	9.2

	$89,361	$(41,324)	$48,037

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012 and February 28, 2011

(unaudited)

NOTE E – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Feb 29, 2012	May 31, 2011
	(in thousands)
Payroll and related expenses	$6,052	$6,427
Royalties	1,578	1,562
Sales and franchise taxes	866	930
Fair value of interest rate swaps	1,190	1,028
Other	2,678	3,894

Total	$12,364	$13,841

NOTE F – INCOME TAXES

Our effective income tax rate for the three month periods ending February 29, 2012 and February 28, 2011 was a 39% benefit and 25%, respectively. Our effective income tax rate for the nine month periods ending February 29, 2012 and February 28, 2011 was 31% and 32%, respectively. The three and nine month periods ending February 29, 2012 reflect a discrete tax benefit of $190 thousand from settling the New York State tax examination for the periods ending October 2004 to May 2008 which resulted in recording additional tax credits related to increasing employment in a New York State Empire Zone. The three and nine month periods ending February 28, 2011 reflect the benefit from the R&D tax credit that had temporarily expired but had been retroactively renewed during the quarter ended February 28, 2011.

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

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Three Months Ended		Nine Months Ended
	Feb 29,	Feb 28,	Feb 29,	Feb 28,
	2012	2011	2012	2011
Basic	25,128,849	24,901,942	25,114,198	24,833,424
Effect of dilutive securities	0	271,957	174,548	251,903

Diluted	25,128,849	25,173,899	25,288,746	25,085,327

Excluded from the calculation of diluted earnings per common share are options and restricted stock awards issued to employees and non-employees to purchase 2,418,606 and 2,266,695 shares of common stock for the three months and nine months ended February 29, 2012, respectively, as their inclusion would be antidilutive. For the comparable three and nine month periods ended February 28, 2011, options and restricted stock awards issued to employees and non-employees to purchase 1,639,179 and 2,124,801 shares of common stock were also excluded as their inclusion would be antidilutive.

In October 2011, our Board of Directors authorized the repurchase of up to $20 million of our common stock, prior to May 31, 2012. No shares were repurchased during the third quarter of fiscal 2012. During the nine month period ended February 29, 2012, we repurchased 142,305 shares at an average price of $14.79 and subsequently retired the shares. We do not expect to repurchase additional shares prior to the May 31, 2012 expiration date of the authorization.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012 and February 28, 2011

(unaudited)

NOTE H – SEGMENT AND GEOGRAPHIC INFORMATION

Our business is organized into two reportable segments: Vascular and Oncology/Surgery. The Vascular segment, under the direction of a general manager, is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology /Surgery segment, under the direction of a general manager, is responsible for RF Ablation, NanoKnife and Habib product lines and has dedicated research and development and sales and marketing personnel assigned to it.

Selected information by reportable segment, excluding one-time acquisition, restructuring and other costs, is presented in the following tables (in thousands):

	Three Months Ended		As a Percentage of Net Sales Three Months Ended
	Feb 29, 2012	Feb 28, 2011	Feb 29, 2012	Feb 28, 2011

Net sales
Vascular	$37,914	$38,333
Oncology/Surgery	13,653	16,315

Total	$51,567	$54,648

Gross profit
Vascular	$20,568	$21,051	54.2%	54.9%
Oncology/Surgery	8,846	10,670	64.8%	65.4%

Total	$29,414	$31,721	57.0%	58.0%

Operating income (loss)
Vascular	$2,832	$4,279	7.5%	11.2%
Oncology/Surgery	(548)	969	(4.0%)	5.9%
Acquisition, restructuring and other costs, net	(5,041)	—	—	—

Total	$(2,757)	$5,248	(5.3%)	9.6%

	Nine Months Ended		As a Percentage of Net Sales Nine Months Ended
	Feb 29, 2012	Feb 28, 2011	Feb 29, 2012	Feb 28, 2011

Net sales
Vascular	$112,762	$111,767
Oncology/Surgery	51,335	47,760

Total	$164,097	$159,527

Gross profit
Vascular	$62,083	$62,307	55.1%	55.7%
Oncology/Surgery	32,707	30,970	63.7%	64.8%

Total	$94,790	$93,277	57.8%	58.5%

Operating income
Vascular	$8,535	$12,673	7.6%	11.3%
Oncology/Surgery	2,722	2,225	5.3%	4.7%
Acquisition, restructuring and other costs, net	(7,372)	(772)	—	—

Total	$3,886	$14,126	2.4%	8.9%

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012 and February 28, 2011

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

Total sales for geographic areas are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	Feb 29, 2012	Feb 28, 2011	Feb 29, 2012	Feb 28, 2011
Net Sales by Geography
United States	$43,629	$48,338	$140,587	$140,513
International	7,938	6,310	23,510	19,014

Total	$51,567	$54,648	$164,097	$159,527

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

February 29, 2012 and February 28, 2011

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

There were no significant transfers in and out of Level 1 and 2 measurements for the three and nine months ended February 29, 2012. There were no changes in Level 3 fair value instruments for the three and nine months ended February 29, 2012.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements using inputs considered as:			Fair Value at Feb 29, 2012
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$22,204	$—	$—	$22,204

Total	$22,204	$—	$—	$22,204

Marketable securities
Corporate bond securities	$—	$71,461	$—	71,461
U.S. government agency obligations	—	35,669	1,850	37,519

Total	—	107,130	1,850	108,980

Total Financial Assets	$22,204	$107,130	$1,850	$131,184

Financial Liabilities
Interest rate swap agreements	$—	$1,190	$—	$1,190

Total Financial Liabilities	$—	$1,190	$—	$1,190

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012 and February 28, 2011

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

We are exposed to market risk due to changes in interest rates. To reduce this risk, we periodically enter into certain derivative financial instruments to hedge the underlying economic exposure. We use derivative instruments as part of our interest rate risk management strategy. The derivative instruments used are floating-to-fixed rate interest rate swaps, which are subject to cash flow hedge accounting treatment. We recognized interest expense of $4 thousand and $100 thousand for the three and nine months ended February 29, 2012 and interest income of $155 thousand and $45 thousand for the three and nine months ended February 28, 2011 on the cash flow hedge.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012 and February 28, 2011

(unaudited)

NOTE J – MARKETABLE SECURITIES

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and are reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. As of February 29, 2012 and May 31, 2011, we had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.

Marketable securities as of February 29, 2012 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$37,565	$21	$(67)	$37,519
Corporate bond securites	71,571	166	(276)	71,461

	$109,136	$187	$(343)	$108,980

Marketable securities as of May 31, 2011 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$39,443	$37	$(77)	$39,403
Corporate bond securites	46,198	32	(75)	46,155

	$85,641	$69	$(152)	$85,558

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012 and February 28, 2011

(unaudited)

NOTE K – LITIGATION

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

On September 27, 2011, the U.S. District Court for the Northern District of New York granted key portions of our motion for summary judgment. The Court’s order was filed under seal. As of this date, the order has not yet been entered as a judgment and therefore does not contain specified amounts with respect to damages, and there can be no assurance that we will recover the full amount, or any amount, of the damages we have sought against biolitec and, accordingly, we have not recognized any contingent gains or receivables with respect to this matter. Additionally, the U. S. District Court dismissed biolitec’s counterclaims against us and denied the portion of our summary judgment motion which sought to recover additional costs from biolitec, leaving this matter for adjudication at trial.

On October 26, 2009, we commenced an action in the U.S. District Court for the District of Massachusetts. As amended, the complaint in that action asserts claims against Biolitec, Inc., two parent corporate entities, and an individual shareholder. The amended complaint asserts claims of tortious interference with contract, piercing the corporate veil, fraudulent transfer, and violation of Mass. General Laws c. 93A. We seek to hold the other defendants jointly and severally liable for any damages awarded against Biolitec, Inc. in the Northern District of New York action. This case is currently in the discovery phase.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by them. Bard is seeking unspecified damages and other relief. The plaintiff is also seeking to consolidate this action with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc. relating to implantable port products. We believe these claims are without merit and intend to defend them vigorously.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012 and February 28, 2011

(unaudited)

NOTE L – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In June 2011 and December 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective annual periods, and interim periods within those years, beginning after December 15, 2011 (our fiscal year 2013). We are currently evaluating the impact of adoption of this accounting guidance on our consolidated financial statements.

In September 2011, the FASB updated the accounting guidance related to testing goodwill for impairment. This update permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the quantitative assessment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 (our fiscal year 2013) however, early adoption is permitted. We are currently evaluating the impact of adoption of this accounting guidance on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from our expectations. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by the FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, as well as our ability to integrate purchased businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the SEC, including our Form 10-K for the fiscal year ended May 31, 2011 and our quarterly report on Form 10-Q for the fiscal quarter ended November 30, 2011.

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

Overview

We are a provider of innovative medical devices used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD, and local oncology therapy options for treating cancer, including radiofrequency ablation, or RFA, systems and surgical resection systems, including NanoKnife Ablation Systems. We design, develop, manufacture and market a broad line of therapeutic and diagnostic devices that enable interventional physicians (interventional radiologists, vascular surgeons, surgical oncologists and others) to treat PVD, tumors, and other non-coronary diseases. Unlike several of our competitors that focus on the treatment of coronary diseases, we believe that we are the only company whose primary focus is to offer a comprehensive product line for the interventional treatment of PVD, tumors and other non-coronary diseases.

Our business is organized into two reportable segments: Vascular and Oncology/Surgery. The Vascular segment, under the direction of a general manager, is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology/Surgery segment, under the direction of a general manager, is responsible for RF Ablation, NanoKnife and Habib product lines and has dedicated research and development and sales and marketing personnel assigned to it.

We sell our broad line of quality devices in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. For the three months and nine months ended February 29, 2012 approximately 15% and 14% of our net sales were from markets outside the United States compared with 12% in both the three and nine months ended February 28, 2011.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For the three and nine months ended February 29, 2012, our research and development (“R&D”) expenditures were $4.6 million and $15.3 million, respectively, which represented 9% of net sales in each period. Comparable prior year expenditures were $5.3 million and $15.8 million, respectively, or 10% of net sales. We expect to continue to spend considerable amounts on R&D activities in the future; however, downturns in our business could cause us to reduce our R&D spending.

Except to the extent we can further use our cash and short term investments or our equity securities as acquisition capital, we will require additional equity or debt financing to fund any future significant acquisitions.

Several years ago, we expanded our manufacturing and warehousing facilities in Queensbury, New York, to provide us with significantly greater manufacturing and warehousing capacity and to accommodate additional research, development and administrative requirements. We are not currently operating our manufacturing facilities at full capacity. In July 2009, we entered into an agreement to lease, for a ten year period plus 2 five year renewal options, a 52,500 square foot office building in Latham, New York. We commenced occupancy of the facility in Latham in March 2010.

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

Results of Operations

Three Months ended February 29, 2012 and February 28, 2011

For the third quarter of fiscal 2012, we reported a net loss of $1.8 million, or $(0.07) per diluted common share, on net sales of $51.6 million, compared with net income of $3.8 million, or $0.15 per diluted common share, on net sales of $54.6 million in the third quarter of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Three Months Ended
	Feb 29, 2012	Feb 28, 2011
Net sales	100.0%	100.0%
Gross profit	57.0%	58.0%
Research and development	8.9%	9.7%
Sales and marketing	30.6%	26.6%
General and administrative	8.6%	8.0%
Amortization of intangibles	4.5%	4.1%
Acquisition, restructuring and other costs, net	9.8%	0.0%
Operating (loss) income	(5.3%)	9.6%
Other income (expenses)	(0.2%)	(0.3%)
Income taxes	(2.2%)	2.3%
Net (loss) income	(3.4%)	7.0%

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and returns. Net sales of $51.6 million decreased $3.0 million from the $54.6 million reported in the third quarter of fiscal 2011. This change in net sales was primarily attributable to a $2.6 million decline in sales of LC Beads, as our distribution rights to the product ended on December 31, 2011. The balance of the decrease in sales was attributable to a decrease in unit sales of dialysis access catheters, PICCs and conventional Vortex ports, offset by increased unit sales of Venacure/EVLT procedure kits and lasers and Smart ports.

From a reportable segment perspective, Vascular sales decreased 1% from the prior year period to $37.9 million. This decrease was primarily attributable to 2% lower average selling prices in the U.S., decreased unit sales of PICCs, dialysis access catheters and conventional Vortex ports, partially offset by increased unit sales of Venacure/EVLT procedure kits and lasers and Smart ports. Oncology/Surgery sales were $13.7 million, a decrease of 16% from prior year sales of $16.3 million. The decrease was primarily due to the decrease in LC Beads sales described earlier. Nanoknife sales totaled $2.0 million in the third quarter of fiscal 2012 and $1.9 million in the prior year quarter.

From a geographic perspective, U.S. sales decreased $4.7 million or 10% in the third quarter of fiscal 2012 to $43.6 million from $48.3 million a year ago. This decrease was primarily due to decreased unit sales of LC Beads and PICCs, partially offset by increased unit sales of Venacure/EVLT procedure kits, lasers and Smart ports. International sales were $7.9 million in the fiscal third quarter of 2012, an increase of 26% from $6.3 million in the comparable prior year period. Increased unit sales of Nanoknife, RF ablation and Venacure/EVLT procedure kits were the sources of this increase.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales decreased to 57.0% in the third quarter of 2012 from 58.0% in the same quarter a year ago. The decrease in gross profit was primarily attributable to $912 thousand of expenses for our Quality Call To Action program to review and augment our Quality Management Systems and $438 thousand in expenses associated with the voluntary recall of Venacure EVLT NeverTouch procedure kits, Morpheus CT PICCs and DuraMax chronic Hemodialysis Catheters. The recalls stemmed primarily from defective component parts manufactured by suppliers. Additionally, we experienced a 2% decline in the average selling price of our products compared with the prior year period. This decline in gross profit was partially offset by material cost reduction programs and improved factory utilization.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. R&D expenses decreased by $748 thousand, or 14%, to $4.6 million in the third quarter of fiscal 2012 compared to the same prior year period. The decrease in the current year quarter is due to higher prior year clinical research investments based on project timing, and the temporary reassignment of R&D personnel to operations to support the Quality Call to Action program. As a percentage of net sales, R&D expenses were 8.9% for the fiscal third quarter of 2012, compared with 9.7% for the same period a year ago.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and samples. S&M expenses increased $1.2 million or 9% to $15.8 million in the third quarter of fiscal 2012 compared to the same prior year period. This increase is primarily due to increased International sales expenses as we expand our International sales activities, including our recent establishment of a direct sales office in the Netherlands, as well as increased sales expense in the U.S., primarily for enhanced commission programs. As a percentage of net sales, S&M expenses were 30.6% for the fiscal third quarter of 2012, compared with 26.6% for the prior year period.

General and administrative expenses. General and administrative (“G&A”) expenses include executive management, finance and accounting, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses increased $88 thousand, or 2%, to $4.4 million in the third quarter of fiscal 2012 compared to the prior year period, primarily due to expenses associated with increased headcount. G&A expenses increased to 8.6% of net sales compared with 8.0% in the prior year period.

Amortization of intangibles. Amortization of intangibles was $2.3 million in the third quarter of fiscal 2012, up $68 thousand over the comparable third fiscal quarter of 2011 primarily due to amortization of intangibles related to the February 2011 acquisition of certain business assets of our former distributor in the Netherlands. The prior year results had included amortization for the Medron Lightport technology, which we wrote off in the fourth quarter of fiscal 2011.

Acquisition, restructuring and other costs, net. The third quarter of fiscal 2012 included acquisition, restructuring and other costs of $5.0 million which primarily consisted of $3.8 million of expenses related to the proposed acquisition of Navilyst, and approximately $400 thousand each for expenses related to the closure of our manufacturing facility in the UK, expenses for transitions in the executive management team and other business development projects. The prior year period had no acquisition, restructuring and other costs.

Operating (loss) income. The third fiscal quarter of 2012 resulted in an operating loss of $2.8 million compared to operating income of $5.2 million for the third quarter of fiscal 2011. As a percentage of sales, the operating loss was (5.3)% for the third quarter of 2012 , compared to 9.6% in the same prior year period.

Other income (expenses). Other income and expenses for the third quarter of fiscal 2012 was $123 thousand of net expense compared with $178 thousand of net expense in the same period a year ago, representing (0.2)% and (0.3)% of net sales in their respective periods. Increased loss on interest rate swap and increased credit card fees are the primary factors causing the increase.

Income taxes. Our effective tax rate was a 39% benefit for the fiscal third quarter of 2012 compared with 25% for the prior year period. The three month period ending February 29, 2012 reflects a benefit from settling the New York State tax examination for the periods ending October 2004 to May 2008 which resulted in recording additional tax credits related to increasing employment in a New York State Empire Zone. The three month period ending February 28, 2011 reflects the benefit from the R&D tax credit that had temporarily expired but had been retroactively renewed during the quarter ended February 28, 2011.

Net (loss) income. For the third quarter of 2012, we reported net loss of $1.8 million, a decrease of $5.6 million from net income of $3.8 million for the prior year quarter.

Investment in Nanoknife Technology. The financial results of our Nanoknife program are recorded in our Oncology/Surgery division. Taking into account the sales and the related cost of sales and operating expenses, the net impact of our investment in Nanoknife technology in the third fiscal quarter of 2012 was $1.9 million of pretax loss and $1.3 million or ($0.05) per share after tax compared with $1.2 million on pretax income and $0.9 million or ($0.04) per share after tax in the third fiscal quarter of 2011.

Nine Months ended February 29, 2012 and February 28, 2011

For the first nine months of fiscal 2012, we reported net income of $1.9 million, or $0.08 per diluted common share, on net sales of $164.1 million, compared with net income of $9.0 million, or $0.36 per diluted common share, on net sales of $159.5 million in the first nine months of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Nine Months Ended
	Feb 29, 2012	Feb 28, 2011
Net sales	100.0%	100.0%
Gross profit	57.8%	58.5%
Research and development	9.3%	9.9%
Sales and marketing	29.2%	26.8%
General and administrative	8.1%	8.2%
Amortization of intangibles	4.2%	4.2%
Acquisition, restructuring and other costs, net	4.5%	0.5%
Operating income	2.4%	8.9%
Other income(expenses)	(0.7%)	(0.6%)
Income taxes	0.5%	2.6%
Net income	1.2%	5.6%

Net sales. Net sales of $164.1 million increased $4.6 million from the $159.5 million reported in the first nine months of fiscal 2011. The change in net sales was primarily attributable to increased unit sales of Smart ports, LC Beads, Venacure/EVLT procedure kits and lasers and Smart ports, partially offset by decreased sales of our conventional Vortex ports and Benephit renal infusion products.

From a reportable segment perspective, Vascular sales increased 1% from the prior year period to $112.8 million. This increase was driven primarily by increased unit sales of Smart ports and Venacure/EVLT procedure kits and lasers, partially offset by 4% lower average selling prices. Oncology/Surgery sales were $51.3 million, an increase of 7% on prior year sales of $47.8 million. The increase was primarily due to increased unit sales of LC Beads and a 4% increase in average selling prices of Oncology/Surgery products, excluding LC Beads, partially offset by decreased unit sales of RF electrodes and Nanoknife generators. Nanoknife sales totaled $7.5 million in the first nine months of fiscal 2012 and $4.6 million in the prior year period.

From a geographic perspective, U.S. sales increased in the first nine months of fiscal 2012 to $140.6 million from $140.5 million a year ago. This increase is primarily attributable to increased unit sales of LC Beads partially offset by decreased sales of our RF product and a 4% decrease in the average selling price of our Vascular products. International sales were $23.5 million in the first nine months of fiscal 2012, an increase of 24% from $19.0 million in the comparable prior year period. Increased unit sales of our Oncology/Surgery products, led by Nanoknife products, were the primary source of this increase.

Gross profit. Our gross profit as a percentage of sales decreased to 57.8% in the first nine months of 2012 from 58.5% in the prior year period. The decrease in gross profit was primarily attributable to $912 thousand of expenses attributed to our Quality Call To Action

Program to review and augment our Quality Management Systems and $1.9 million in expenses associated with the voluntary recall of Venacure EVLT NeverTouch procedure kits, Morpheus CT PICCs and DuraMax chronic Hemodialysis Catheters. The recalls stemmed from defective component parts manufactured by suppliers. Additionally, we experienced a 3% decline in the average selling price of our products as compared with the prior year period. This decline in gross profit margin was partially offset by material cost reduction programs and improved factory utilization.

Research and development expenses. R&D expenses decreased by $535 thousand, or 3%, to $15.3 million in the first nine months of fiscal 2012 compared to the same prior year period. The decrease in the current year is due to higher prior year clinical research investments, primarily due to project timing and the temporary reassignment of R&D personnel to operations for the Quality Call to Action program. As a percentage of net sales, R&D expenses were 9.3% for the first nine months of fiscal 2012, compared with 9.9% for the same period a year ago.

Sales and marketing expenses. S&M expenses increased $5.2 million or 12% to $48.0 million in the first nine months of fiscal 2012 compared to the same prior year period. This increase is primarily due to increased sales commissions in the U.S. and increased International sales expenses as we expand our International sales activities, including our recent establishment of a direct sales office in the Netherlands. As a percentage of net sales, S&M expenses were 29.2% for the first nine months of fiscal 2012, compared with 26.8% for the prior year period.

General and administrative expenses. G&A expenses increased $266 thousand, or 2%, to $13.4 million in the nine months of fiscal 2012 compared to prior year period, primarily due to increased headcount and increased legal fees related to outstanding litigation, partially offset by lower stock based compensation expenses. G&A expenses decreased to 8.1% of net sales compared with 8.2% in the prior year period.

Amortization of intangibles. Amortization of intangibles was $6.9 million in the first nine months of fiscal 2012, up $254 thousand over the comparable 2011 period primarily due to amortization of intangibles related to the February 2011 acquisition of the assets and business of our former distributor in the Netherlands. The first nine months of fiscal 2012 also included amortization of the final payment related to the Flowmedica acquisition. The prior year results had included amortization for the Medron Lightport technology, which we wrote off in the fourth quarter of fiscal 2011.

Acquisition, restructuring and other costs, net. The first nine months of 2012 included acquisition, restructuring and other costs of $7.4 million which primarily consisted of $3.8 million of expenses associated with the proposed acquisition of Navilyst, $1.2 million associated with the closure of our facility in the UK, $1.0 million of expenses associated with the separation agreement with our former chief executive officer, $800 thousand of expenses for transitions in the executive management team, $400 thousand of expenses associated with other business development projects and $286 thousand of expenses for the relocation of our new chief executive officer partially offset by a gain of $201 thousand on the sale of assets related to the Centros product line. The prior year period included $772 thousand of expenses related to transitions in the executive management team.

Operating income. Operating income was $3.9 million and $14.1 million for the first nine months of fiscal 2012 and 2011, respectively. As a percentage of sales, operating income decreased to 2.4% compared with 8.9% in the prior year period.

Other income (expenses). Other income and expenses for the nine months ended February 29, 2012 was $1.1 million of net expense compared with $1.0 million of net expense in the same period a year ago, representing (0.7)% and (0.6)% of net sales in their respective periods.

Income taxes. Our effective income tax rate for the nine month periods ending February 29, 2012 and February 28, 2011 was 31% and 32%, respectively. The nine month period ending February 29, 2012 reflects a benefit from settling the New York State tax examination for the periods ending October 2004 to May 2008 which resulted in recording additional tax credits related to increasing employment in a New York State Empire Zone. The nine month period ending February 28, 2011 reflects the benefit from the R&D tax credit that had temporarily expired but had been retroactively renewed during the quarter ended February 28, 2011.

Net income. For the first nine months of fiscal 2012, we reported net income of $1.9 million, a decrease of $7.0 million from net income of $9.0 million for the prior year period.

Investment in Nanoknife Technology. The financial results of our Nanoknife program are recorded in our Oncology/Surgery division. Taking into account the sales and the related cost of sales and operating expenses, the net impact of our investment in Nanoknife technology in the first nine months of fiscal 2012 was $5.1 million of pretax loss and $3.5 million or ($0.14) per share after tax comparable to $4.3 million on pretax income and $2.9 million or ($0.12) per share in the same prior year period.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $143.0 million at February 29, 2012, compared with $131.5 million at May 31, 2011. Marketable securities consists of U.S. government issued or guaranteed securities, corporate bonds and auction rate securities. At February 29, 2012, total debt was $6.3 million comprised of short and long-term bank debt that financed our facility expansions in Queensbury, New York. This compared with $6.6 million at May 31, 2011.

Summary of cash flows (in thousands):

	Nine Months ended
	Feb 29, 2012	Feb 28, 2011
Cash provided by (used in):
Operating activities	$12,502	$21,973
Investing activities	(25,440)	(47,338)
Financing activities	1,003	1,817
Effect of exchange rate changes on cash and cash equivalents	(2)	42

Net change in cash and cash equivalents	$(11,937)	$(23,506)

Net cash provided by operating activities for the nine months ended February 29, 2012 was $12.5 million compared with $22.0 million in the prior year period. Cash generated from operating activities during the first nine months of fiscal year 2012 was primarily the result of net income and the effect on net income of non-cash items, such as depreciation and amortization, stock-based compensation and deferred income taxes and changes in working capital balances including $5.3 million in prepaids associated with federal and state income taxes, vendor downpayments and inventory to be returned as a result of the terminated LC Bead distribution agreement. The prior year period consisted of similar components with higher net income and deferred income taxes representing the primary difference between the periods.

Net cash used in investing activities was $25.4 million for the nine months ended February 29, 2012, compared with $47.3 million for the same prior year period. The net cash used in investing activities in the first nine months of 2012 consisted primarily of net purchases of marketable securities and available-for-sale short term investments. In the prior year period, the same net components consisted of larger net purchases resulting in the larger use of cash for that period.

Net cash provided by financing activities was $1.0 million for the nine months ended February 29, 2012 compared to $1.8 million for the comparable prior year period. The current year period consisted of higher proceeds from the exercise of stock options and employee stock purchase plan than the previous period, offset by the purchase of shares under the newly approved stock repurchase program initiated in October 2011.

In October 2011, our Board of Directors authorized the repurchase of up to $20 million of our common stock, prior to May 31, 2012. No shares were repurchased during the third quarter of fiscal 2012. During the nine month period ended February 29, 2012, we repurchased 142,305 shares at an average price of $14.79 and subsequently retired the shares. We do not expect to repurchase additional shares prior to the May 31, 2012 expiration date of the authorization.

Agreement to Acquire Navilyst Medical

On January 31, 2012, we entered into a definitive stock purchase agreement to acquire privately-held Navilyst Medical, Inc. in a cash and stock transaction valued at $372 million on that date. Navilyst Medical is a global medical device company with strengths in the vascular access, interventional radiology and interventional cardiology markets.

AngioDynamics will fund the purchase price and related transaction costs using approximately $97 million of cash on hand and $150 million from a faulty-committed bank credit facility in the form of a new debt issuance and the issuance of common stock.

AngioDynamics will issue approximately 9.5 million shares of common stock to Avista Capital Partners and have fully diluted shares outstanding of approximately 34.8 million shares upon the transaction’s closing. Avista will hold approximately 27 percent of the outstanding common stock and will have the right to nominate for election two directors to fill 2 new seats on AngioDynamics’ existing Board of Directors. The Board of Directors of both companies have unanimously approved the proposed transaction, which is expected to close in May 2012, and is subject to customary closing conditions, clearance under certain antitrust guidelines and the approval of AngioDynamics’ shareholders. On March 30, 2012, we filed the definitive proxy statement requesting shareholder approval of the transaction.

After closing, AngioDynamics expects to have approximately $50 million in cash and liquid investments, $150 million in debt and a $50 million revolving credit facility with the committed banks.

Microsulis Medical Ltd.

On March 22, 2012, we established a strategic relationship with Microsulis Medical Ltd., a U.K.-based company specializing in the minimally-invasive, microwave ablation technology for the coagulation of soft tissue which has systems in more than 80 hospitals worldwide.

The relationship includes a $5 million equity investment in Microsulis through the purchase of senior preferred stock, representing a 14.3% ownership position, exclusive distribution rights to market and sell their microwave ablation systems in all markets outside the United States from May 2012 through December 2013, and an exclusive option to purchase at any time until September 22, 2013, substantially all of the global assets of Microsulis Medical, Ltd.

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

We are exposed to market risk due to change in interest rates. To reduce that risk, we periodically enter into certain derivative financial instruments to hedge our underlying economic exposure. We use derivative instruments as part of our interest rate risk management strategy. The derivative instruments used are floating-to-fixed rate interest rate swaps, which are subject to cash flow hedge accounting treatment.

At February 29, 2012, we maintained variable interest rate financing of $6.3 million in connection with our facility expansions. We have limited our exposure to interest rate risk by entering into interest rate swap agreements with KeyBank under which we agreed to pay the bank fixed annual interest rates of 4.45% and 5.06% and the bank assumed our variable interest payment obligations under the financing.

In fiscal 2007 we began to make sales in currencies other than US dollars, particularly the Euro, GB pound and Canadian dollar. Approximately 5% of our sales in the first nine months of fiscal 2012 were denominated in currencies other than the US dollar, primarily the Euro and GB pound. We currently have no significant direct foreign currency exchange risk.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 27, 2011, the U.S. District Court for the Northern District of New York granted key portions of our motion for summary judgment. The Court’s order was filed under seal. As of this date, the order has not yet been entered as a judgment and therefore does not contain specified amounts with respect to damages, and there can be no assurance that we will recover the full amount, or any amount, of the damages we have sought against biolitec and, accordingly, we have not recognized any contingent gains or receivables with respect to this matter. Additionally, the U. S. District Court dismissed biolitec’s counterclaims against us and denied the portion of our summary judgment motion which sought to recover additional costs from biolitec, leaving this matter for adjudication at trial.

On October 26, 2009, we commenced an action in the U.S. District Court for the District of Massachusetts. As amended, the complaint in that action asserts claims against Biolitec, Inc., two parent corporate entities, and an individual shareholder. The amended complaint asserts claims of tortious interference with contract, piercing the corporate veil, fraudulent transfer, and violation of Mass. General Laws c. 93A. We seek to hold the other defendants jointly and severally liable for any damages awarded against Biolitec, Inc. in the Northern District of New York action. This case is currently in the discovery phase.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by them. Bard is seeking unspecified damages and other relief. The plaintiff is also seeking to consolidate this action with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc. relating to implantable port products. We believe these claims are without merit and intend to defend them vigorously.

We are party to other legal actions that arise in the ordinary course of business. We believe that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors

In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2011 and “Part II, Item 1A. Risk Factors” of our quarterly report on Form 10-Q for our fiscal quarter ended November 30, 2011 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description

2.1	Stock Purchase Agreement, dated as of January 30, 2012, by and among AngioDynamics, Inc., NM Holding Company, Inc. (“Navilyst”), the stockholders of Navilyst who are, or will be before the closing set forth on the signature pages thereto, solely with respect to, and as specified in, Sections 2.4 and 7.11(b) thereof, the Optionholders who execute joinder agreements thereto, and, solely with respect to, and as specified in, Section 2.6 and Article XII thereof, Avista Capital Partners GP, LLC, in its capacity as sellers’ representative (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K, filed with the Commission on February 3, 2012)

2.2	Form of Stockholders Agreement, by and among AngioDynamics, Inc. and the stockholders set forth on the signature pages thereto (incorporated by reference to Exhibit 2.2 of the Company’s current report on Form 8-K, filed with the Commission on February 3, 2012).

4.1	First Amendment to Rights Agreement, dated as of January 30, 2012, by and between AngioDynamics, Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K, filed with the Commission on February 3, 2012).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC. (Registrant)

Date: April 9, 2012	/s/ JOSEPH M. DEVIVO
Joseph M. DeVivo, President, Chief Executive Officer (Principal Executive Officer)

Date: April 9, 2012	/s/ D. JOSEPH GERSUK
D. Joseph Gersuk, Executive Vice President, Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description

2.1	Stock Purchase Agreement, dated as of January 30, 2012, by and among AngioDynamics, Inc., NM Holding Company, Inc. (“Navilyst”), the stockholders of Navilyst who are, or will be before the closing set forth on the signature pages thereto, solely with respect to, and as specified in, Sections 2.4 and 7.11(b) thereof, the Optionholders who execute joinder agreements thereto, and, solely with respect to, and as specified in, Section 2.6 and Article XII thereof, Avista Capital Partners GP, LLC, in its capacity as sellers’ representative (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K, filed with the Commission on February 3, 2012)

2.2	Form of Stockholders Agreement, by and among AngioDynamics, Inc. and the stockholders set forth on the signature pages thereto (incorporated by reference to Exhibit 2.2 of the Company’s current report on Form 8-K, filed with the Commission on February 3, 2012).

4.1	First Amendment to Rights Agreement, dated as of January 30, 2012, by and between AngioDynamics, Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K, filed with the Commission on February 3, 2012).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents