Form 10-K
period 2012-05-31
ANGIODYNAMICS INC
filed 2012-08-14
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $379,562,758, computed by reference to the last sale price of the common stock on that date as reported by The Nasdaq Global Select Market.

As of July 31, 2012, there were 34,829,127 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this annual report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed within 120 days of registrant’s fiscal year ended May 31, 2012.

AngioDynamics, Inc. and Subsidiaries

Part I

Item 1.	Business

(a) General Development of Business

Overview

We design, manufacture and sell a wide range of medical, surgical and diagnostic devices used by professional healthcare providers for vascular access, for the treatment of peripheral vascular disease and for use in oncology and surgical settings. Our devices are generally used in minimally invasive, image-guided procedures. Most of our products are intended to be used once and then discarded, or they may be temporarily implanted for short- or long-term use.

We have been in business since 1988. Our corporate headquarters is located at 14 Plaza Drive, Latham, New York 12110. Our phone number is (518) 795-1400.

Available Information

Our website is www.angiodynamics.com. We make available, free-of-charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission, or SEC. In addition, our website includes, among other things, charters of various committees of the Board of Directors and our code of business conduct and ethics applicable to all employees, officers and directors. Copies of these documents may be obtained free of charge from our website. Any stockholder also may obtain copies of these documents, free of charge, by sending a request in writing to our investor relations firm: EVC Group, 60 East 42nd Street, Suite 936, New York, NY 10165. Information on our website or connected to our website is not incorporated by reference into this Annual Report on Form 10-K.

History

AngioDynamics was founded in 1988 and we completed our initial public offering in 2004, raising net proceeds of approximately $21.7 million at an offering price of $11.00 per share. In 2006 we completed a follow-on offering, raising net proceeds of approximately $61.9 million at a public offering price of $24.07 per share.

Recent Developments

Acquisition of Navilyst

On May, 22, 2012, we completed the acquisition of privately-held Navilyst Medical, Inc. (Navilyst), a global medical device company with strengths in the vascular access, interventional radiology and interventional cardiology markets. The acquisition and related transaction costs were financed through the issuance of approximately 9.5 million shares of our common stock, $150 million in drawn acquisition debt financing and $97 million of cash. Based on the closing price of our stock of $12.44 on the day prior to the transaction, the purchase price was approximately $362 million.

The fiscal 2012 results include approximately $11.2 million in transaction and related costs for the Navilyst acquisition. These costs are included in “Acquisition and other items, net” in the income statement.

With the issuance of common stock related to the acquisition, as of May 31, 2012 we have approximately 34.8 million shares of common stock outstanding. Investment funds affiliated with Avista Capital Partners, former owners of Navilyst, received approximately 9.5 million shares of our common stock and, as of May 31, 2012, hold approximately 27% of our outstanding shares. Investment funds affiliated with Avista Capital Partners entered into a stockholders agreement with us as part of the transaction and also received the right to appoint two additional directors to our existing Board of Directors.

To satisfy any working capital adjustment and potential indemnification claims that may arise, $20 million of purchase consideration has been placed in escrow, including approximately $14.9 million in cash and approximately 415 thousand shares of common stock, determined based on the closing price of $12.44 on the day prior to the transaction. The indemnification claims period will terminate on July 15, 2013. At May 31, 2012, we have $2.5 million of receivable related to the working capital adjustment recorded as escrow receivable on the balance sheet. Such receivable is the subject of ongoing negotiation between the parties and there can be no assurance it will be realized.

Investment in Microsulis Medical Ltd

On March 22, 2012, we established a strategic relationship with Microsulis Medical Ltd., a U.K.-based company specializing in minimally-invasive microwave ablation technology for the coagulation of soft tissue with systems in more than 80 hospitals worldwide.

The relationship includes a $5 million investment in Microsulis through the purchase of senior preferred stock, representing a 14.3% ownership position, exclusive distribution rights to market and sell their microwave ablation systems in all markets outside the United States from May 2012 through December 2013, and an exclusive option to purchase at any time until September 22, 2013, substantially all of the global assets of Microsulis Medical, Ltd. This has been accounted for as a cost method investment. The $5 million investment is included in intangible assets and other non-current assets on the balance sheet at May 31, 2012. Fees related to this transaction of approximately $604 thousand are included in “Acquisition and other items, net” in the income statement for fiscal 2012.

Regulatory Matters

On January 24, 2011 we received a Warning Letter from the U.S. Food and Drug Administration, or FDA, in connection with our marketing of the NanoKnife® System. In the Warning Letter the FDA states that certain statements we made, including those on our company website, promote the use of the NanoKnife System beyond its currently cleared indications. Upon receipt of the Warning Letter, we promptly responded to FDA and completed corrective and preventative actions to address the matters raised. We believe the matters raised by the FDA in the Warning Letter are fully resolved.

On May 27, 2011, we received a Warning Letter from the FDA in connection with its inspection of our Queensbury, NY manufacturing facility. In the Warning Letter, the FDA cited deficiencies in the response letter we provided FDA pertaining to the inspection that occurred from January 4 through January 13, 2011. The deficiencies related to our internal procedures for medical device reporting, corrections and removals and complaint handling. We responded to the Warning Letter and completed corrective and preventive actions to address the observations noted.

On February 10, 2012, we received from the FDA a Form 483, List of Investigational Observations, in connection with its inspection of our Queensbury facility from November 14, 2011 through February 10, 2012. The Form 483 contained 12 observations related to, among other things, our CAPA (Corrective and Preventive Action) system, MDR (Medical Device Reporting), complaint investigation, corrections and removals, acceptance criteria and training. Some of the observations contained in the Form 483 were repeat observations from the May 27, 2011 Warning Letter.

On February 13, 2012, we received from the FDA a Form 483 in connection with its inspection of our Fremont facility from January 12, 2012 through February 13, 2012. The Form 483 contained 6 observations related to, among other things, our CAPA system, design controls, risk management and training.

We have developed a comprehensive Quality Call to Action Program to review and augment our Quality Management Systems at our Queensbury facility, and we have implemented numerous measures outlined in that plan. When we initiated the program in early December 2011, we engaged a team of external regulatory and quality experts and reallocated a significant number of engineering and product development resources to support this corporate initiative. In fiscal 2012, we incurred $2.3 million in costs associated with the Quality Call to Action Program.

We provided responses to FDA within 15 business days of our receipt of the Form 483s and we will continue to work closely with FDA to resolve any outstanding issues. Until the items raised in the Warning Letters and during the recent inspections are corrected, we may be subject to additional regulatory action by the FDA, including the issuance of warning letters, injunction, seizure or recall of products, imposition of fines or penalties or operating restrictions on our facilities. Such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results.

In May 2011, we submitted to FDA an application for an Investigational Device Exemption for a clinical trial to study the use of NanoKnife in the treatment of pancreatic cancer. In June 2012, we submitted an amendment to our application to address matters raised by FDA in the course of their review of the application and to propose an expanded and enhanced controlled, randomized trial protocol. In August 2012, we received a disapproval letter from FDA requesting additional information and certain protocol changes. We intend to continue to work with FDA to address the matters raised in the August letter.

CEO and Executive Transitions

On June 13, 2011, we entered into a Separation Agreement with Johannes C. Keltjens, our then President and Chief Executive Officer that provided, among other things, for a lump sum payment in the amount of $930,811 and continuation of health benefits for a period of up to 24 months. Total expenses of $1.0 million associated with this Separation Agreement were included in “Acquisition and other items, net” in our fiscal 2012 Statement of Operations. Joseph M. DeVivo commenced employment on September 7, 2011 as President and Chief Executive Officer. During the transition period, Scott J. Solano, Senior Vice President and Chief Technology Officer, assumed the duties of Interim Chief Executive Officer. Mr. Solano resigned from AngioDynamics, effective October, 14, 2011. Expenses of $286 thousand for the relocation of our new CEO and $968 thousand of expenses for transitions in the executive management team are included in “Acquisition and other items, net” in our fiscal 2012 Statement of Operations. Executive transition costs of $772 thousand were incurred in fiscal 2011.

Expiration of our Distribution Agreement Amendment for LC Bead

The Supply and Distribution Agreement with Biocompatibles UK Limited, which granted us exclusive distribution rights to LC Beads in the United States, expired on December 31, 2011. LC Bead sales were $21.3 million, $28.3 million and $22.4 million in fiscal 2012, 2011 and 2010, respectively which represented 9%, 13% and 10% of total sales for each of the fiscal years.

Amendment of AngioDynamics’ 2004 Stock and Incentive Award Plan

On October 5, 2011, we amended the 2004 Stock and Incentive Award Plan to increase the maximum number of shares of our common stock with respect to which stock options may be granted during any calendar year to any one employee from 200,000 shares to 500,000 shares.

Share Repurchase Program

On October 5, 2011, our Board of Directors authorized the repurchase of up to $20 million of our common stock, prior to May 31, 2012. In fiscal 2012, we purchased 142,305 shares at a cost of approximately $2.1 million.

Closure of UK facility

During the first fiscal quarter of 2012, we made the decision to close our Cambridge, UK facility and transfer the production of lasers to our Queensbury, NY facility. We subsequently extended the date for closing the facility and moving laser manufacturing from December 2011 to December 2012. We estimate the total cost of this project will be approximately $3.4 million. The statement of operations for fiscal 2012 includes $1.8 million in associated costs which is included in “Acquisition and other items, net”.

Centros

On August 13, 2007, we entered into a Distribution, Manufacturing and Purchase Option Agreement (“the Agreement”) with a company to acquire the exclusive worldwide rights to manufacture and distribute a split tip catheter for the dialysis market we named Centros®. The Agreement included the option to purchase certain intellectual property associated with these products in the future. Under this Agreement, we paid royalties on net sales of the products covered in the Agreement. In accordance with the Agreement, we prepaid $3.0 million of royalties based upon the achievement of certain milestones. At May 31, 2011, based on lower than anticipated sales results, we reduced the prepaid royalties to net realizable value which resulted in an impairment loss of $2.3 million recorded in “Acquisition and other items, net” in our fiscal 2011 income statement. The remaining balance of $383,000 was included in the caption “Prepaid Royalties” on the balance sheet as of May 31, 2011, to be credited against future royalties due. In August 2011, we sold both the tangible and intangible assets associated with the Centros product, resulting in a gain of $201 thousand which is included in “Acquisition and other items, net” in the income statement for fiscal 2012 and the elimination of all related “Prepaid Royalties” on the balance sheet as of May 31, 2012.

(b) Narrative Description of Business

General

Prior to fiscal 2011, we reported our results of operations as three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. At the beginning of fiscal 2011, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment named the Vascular segment. The Vascular segment, under the direction of a general manager, is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology/Surgery segment, under the direction of a general manager, is responsible for RF and microwave ablation, embolization, NanoKnife and Habib® product lines and has dedicated research and development and sales and marketing personnel assigned to it.

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

In January 2007, we completed the acquisition of RITA Medical Systems, Inc., or RITA, which established our position, we believe, as the only company focused on minimally-invasive treatments for cancer patients with an emphasis on the growing segment of interventional oncology. The acquisition created a diversified medical technology company with a broad line of access, diagnostic and therapeutic products that enable interventional physicians and surgeons to treat vascular disease and cancerous tumors. Interventional oncology continues to be a large and growing market. In addition, in May 2008 we acquired the Nanoknife ablation system which is complementary to our diverse offering of local oncology therapies, including market-leading RFA systems and Habib Sealer resection devices. In June 2008, we completed the acquisition of certain U.S. and U.K. assets of Diomed, Inc. With this acquisition, we substantially strengthened our position in the market for the treatment of varicose veins. The combination of endovenous laser products with our existing venous product line provides us with a comprehensive venous product offering. In January 2009, we acquired certain assets of FlowMedica, Inc. providing us with the Benephit® product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy. On March 22, 2012, we established a strategic relationship with Microsulis Medical Ltd., a U.K. based company specializing in minimally-invasive microwave ablation technology. In May 2012, we completed the acquisition of Navilyst, providing us with entry into the fluid management business with a market leading product line and significantly enhancing our presence in the vascular access market.

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

We have registered a number of marks with the U.S. Patent and Trademark Office, including Pulse*Spray; MORPHEUS CT; EVENMORE; ABSCESSION; TOTAL ABSCESSION; SPEEDLYSER; HYDROTIP; MEMORY TIP; SOS OMNI; StarBurst LifeJet; Circle C; Vortex; LifeGuard; NeoStar; LifeValve; DuraMax; SmartPort; Profiler; VenaCure EVLT; NanoKnife; Benephit; SOFT-VU; Workhorse; Accu-Vu; Tre-Sheath, Durathane; NeverTouch; Smart Angle; Truimph 1; Optiguide; Spotlight OPS; EVLT; VascPak; Nit Vu; Rita; Fluoromax; LifePort; Infuse-A-Port; Angio-Sac; Exodus; Flexcil; Morse; Namic; PASV, Perceptor; Protection Station; SOS; Squeeze Contrast Controller; Vaxcel; and Xcela.

This annual report on Form 10-K also contains trademarks of companies other than AngioDynamics.

VASCULAR

The Vascular Division manages our Fluid Management, Venous, Angiographic, PTA, Drainage, Thrombolytic, Targeted Renal Therapy, Micro Access Kits, Dialysis, PICC and Port product lines.

Fluid Management

As part of the Navilyst acquisition, our product offering now includes the NAMIC® Fluid Management portfolio. Since 1969, the NAMIC product line has been the leader in providing clinicians high quality, dependable devices that help in the diagnosis and treatment of Cardiovascular and Peripheral Vascular disease. The NAMIC product line includes an extensive offering of manifolds, contrast management systems, closed fluid systems, guidewires, disposable transducers and interventional accessories. These devices are utilized together and allow clinicians to aspirate or inject contrast, saline, remove waste and monitor invasive blood pressures throughout the procedure.

We manufacture Convenience kits for customers, which incorporate the NAMIC devices they need for their procedures.

•

NAMIC Squeeze Contrast Controller® – Designed to help labs minimize the amount of contrast wasted, the Squeeze Contrast Controller contrast management system contains two one-way check valves that prevent cross contamination of the contrast source, flexible chamber and unique green ball fluid level indicator.

•

Perceptor® Manifold and Compensator™ Manifold – Provides clinicians a manifold with an integral transducer and allows for single operator re-zeroing during the procedure, in the sterile field. The Perceptor Manifold must remain at heart level during pressure readings, while the Compensator utilizes a compensating line, which allows the user to move the manifold during pressure readings.

•

Protection Station® and Protection Station® Plus – Provides clinicians an OSHA-compliant closed system that helps minimize exposure to blood borne pathogens and simplifies set up and clean up during a procedure.

•

Saver-7™ and Acceler-8™ Angiographic Control Syringes – NEW 7 mL and 8 mL Angiographic Control syringes that provide clinicians a small barrel designed to require less force during injection of contrast through a 4F Catheter and to provide smoother aspiration and injection.

Venous Products

An important part of our focus on the peripheral vascular disease market is the treatment of varicose veins. With an estimated one-half of all Americans older than age 50 suffering from varicose veins, the market for this treatment is large and growing.

Our venous products consist of our VenaCure EVLT® laser system and Sotradecol®.

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

•

AQUA Liner®. The AQUA Liner guidewire is a technologically advanced guidewire. It is used to provide access to difficult-to-reach locations in interventional procedures requiring a highly lubricious wire. The AQUA Liner guidewire incorporates proprietary advanced coating technology that allows frictionless navigation.

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

Thrombolytic Products

Thrombolytic catheters are used to deliver thrombolytic agents, which are drugs that dissolve blood clots in hemodialysis access grafts, arteries, veins and surgical bypass grafts. Our thrombolytic catheters include:

•

Pulse*Spray® Infusion Catheters and Uni*Fuse thrombolytic catheters. Our Pulse*Spray and Uni*Fuse catheters improve the delivery of thrombolytic agents by providing a controlled, forceful and uniform dispersion. Patented slits on the infusion catheter operate like tiny valves for an even distribution of thrombolytic agents. These slits reduce the amount of thrombolytic agents required and the time necessary for these procedures, resulting in cost savings and improved patient safety.

•

SpeedLyser®. Our SpeedLyser thrombolytic catheter is used to deliver thrombolytic agents into obstructed dialysis grafts. This catheter features Pulse*Spray slit technology that simplifies catheter insertion and drug delivery.

Targeted Renal Therapy

With the acquisition of certain assets of FlowMedica on January 12, 2009, we purchased the Benephit® product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury. Benephit is representative of the emerging field of Targeted Renal Therapy, which is the delivery of therapeutic agents directly to the kidneys via the renal arteries as an alternative to the standard delivery method of systemic intravenous (IV) infusion to address kidney dysfunction related to a number of conditions, including cardiovascular, endovascular, surgical procedures and diseases.

Micro Access

Our micro access sets provide interventional physicians a smaller introducer system for minimally-invasive procedures. Our Micro Access product line provides physicians with the means to build a custom set from the wide selection of configurations available, including four wires in two different lengths, seven needle options and three sheath dilator options.

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

•

Vaxcel® Plus. The tapered Carbothane® Material Catheter Extrusion of Vaxcel® Plus Dialysis Catheter is an alcohol-resistant material designed to provide biocompatibility, durability, flexibility and ease of care. It is designed to facilitate placement, improve kink resistance and reduce the need for catheter manipulation and replacement.

•

Dura-Flow 2™. The Dura-Flow 2 chronic dialysis catheter is designed to be durable, maximize flow rates and provide for easier care and site maintenance. The Dura-Flow chronic dialysis catheter is for long-term use.

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

•

Morpheus® Smart PICC. The Morpheus Triple Lumen Smart PICC, the next evolution of our Morpheus CT PICC line, gives practitioners the increased flexibility to both administer medications and perform power injections of contrast media for CT imaging using one PICC line. The Morpheus Smart PICC features Smart Taper™ technology to improve blood flow and reduce the risk of thrombosis while reducing leakage around the insertion site.

•

Xcela PICC with PASV Valve Technology: The only power injectable PICC to incorporate PASV® Valve Technology, the Xcela® PICC with PASV® Valve Technology is designed to provide a high degree of safety, ease and confidence in patient care. Advanced features such as large lumen diameters allow the Xcela® PICC with PASV® Valve Technology to deliver the power injection flow rates required for contrast-enhanced CTs compatible with up to 325 psi CT injections. The PASV® Valve Technology design automatically resists backflow, reducing blood reflux that could lead to catheter-related complications.

•

Xcela Power Injectible PICC. The Xcela Power Injectable PICC, with fundamental PICC requirements as its foundation, is also designed to deliver low rates required for successful contrast-enhanced CTs. Advanced features such as large lumen diameters, reverse tapered catheter body and radiopacity are designed to augment catheter performance, from catheter placement to care and maintenance.

•

Xcela PICC Hybrid with PASV Valve Technology. The Xcela Hybrid PICC is the first and only triple lumen PICC with two valved lumens incorporating our proprietary PASV Valve Technology and a dedicated non-valved lumen for precise CVP monitoring. With this innovative design, we now have one catheter providing the benefits of two.

•

Vaxcel PICC with PASV Valve Technology. The Vaxcel PASV PICC is our non-power rated PICC offering with the PASV Technology. This PICC allows patients to benefit from the PASV technology though Power CT is not required for treatment. The PASV Valve Technology is designed to automatically resist backflow into the catheter.

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

•

Vaxcel® Implantable Ports. Vaxcel® Implantable Ports are available in a choice of port design: titanium or polysulfone port body material; silicone or polyurethane thin wall catheter construction. An option of Mini and Standard Port body designs provides an excellent match to varying clinical requirements.

•	Xcela® Power Injectible Ports. Our Xcela® Power Injectable Ports offer choices in port size, design and material to best suit a wide variety of patient needs.

•	Plastic—Light weight for patient comfort and provides radiolucence for improved imaging.

•	Hybrid of Plastic and Titanium—Combines the light weight and radiolucence of plastic with the durability of titanium.

•	Standard Titanium—Offers a small footprint without compromising septum size for ease of access.

•	Low Profile Titanium—Offers the smallest footprint, providing increased patient comfort and options for placement.

•	Dual Lumen Plastic—Designed to deliver supportive therapies.

•

Vaxcel® Implantaable Ports with PASV® Valve Technology. The Vaxcel® Port with PASV® Valve has shown demonstrated results in clinical and economic outcomes. Ports with PASV® Valve Technology have shown significant reductions in inadequate blood draws and occlusion in clinical studies. The PASV® Valve is a proximally located valve in the port body, designed to automatically close after infusion, disconnection or aspiration, and remain closed during normal pressure. An advantage of the PASV® Valve Technology is a proximally located, direction-specific valve that is designed to resist backflow and maintain patency between uses.

•

LifeGuard™. The LifeGuard Safety Infusion Set and The LifeGuard Vision are used to infuse our ports and complement our port and vascular access catheters. The needles’ low profile design is intended to allow clinicians to easily dress the site.

Our central venous catheter products include:

•

Neostar®. Our Neostar Tunneled Central Venous Catheters are among the most well known and trusted names in catheters. The central venous catheters are intended for long-term vascular access, suitable for chemotherapy, infusion of intravenous fluids or drugs, parenteral nutrition, transfusion or sampling blood products. Configurations include single, double and triple lumen, one-piece Y-hubs for mirror smooth transition points and complete tray availability.

ONCOLOGY/SURGERY

Our Oncology/Surgery Division includes our Radiofrequency Ablation (RFA), embolization and NanoKnife product lines. This division also includes the microwave ablation technology products obtained through the strategic relationship established with Microsulis Medical Ltd. and sold by us internationally.

Radiofrequency Ablation Products

Radiofrequency Ablation (RFA) products use radiofrequency energy to provide a minimally invasive approach to ablating solid cancerous or benign tumors. Our system delivers radiofrequency energy to raise the temperature of cells above 45-50°C, causing cellular death.

The physician inserts the disposable needle electrode device into the targeted body tissue, typically under ultrasound, computed tomography or magnetic resonance imaging guidance. Once the device is inserted, pushing on the handle of the device causes a group of curved wires to be deployed from the tip of the electrode. When the power is turned on, these wires deliver radiofrequency energy throughout the tumor. In addition, temperature sensors on the tips of the wires measure tissue temperature throughout the procedure.

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

NanoKnife® Ablation System Products

The NanoKnife® Ablation System is for the surgical ablation of soft tissue. The NanoKnife Ablation System utilizes low energy direct current electrical pulses to permanently open pores in target cell membranes. These permanent pores or nano-scale defects in the cell membranes result in cell death. The treated tissue is then removed by the body’s natural processes in a matter of weeks, mimicking natural cell death. Unlike other ablation technologies, NanoKnife Ablation System does not achieve tissue ablation using thermal energy.

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

Microwave Ablation Products

Outside of the US, we are the worldwide distributor for the Microsulis Acculis Microwave system. The Acculis system operates at 2.45GHz and creates robust ablations in soft tissue. The system includes the Sulis VpMTA generator and a variety of disposable microwave applicators.

Embolization Products

We recently launched the Embarc® Microcatheter and Charter™ Guidewire

•

The Embarc® Microcatheter is intended for use in small vessels and superselective anatomy during diagnostic and interventional procedures in the peripheral vasculature. The Embarc microcatheter has been engineered for performance:

•	Multilayer braided construction with 1,000 psi injection rating

•	Ultra-durable GLYCE™ hydrophilic coating

•	Over molded strain relief to reduce kinking

•	Platinum iridium radio-opaque lumen and RO marker for high visibility under fluoroscopy.

•

The Charter™ Guidewire is intended for use in coronary and peripheral vasculature. Charter Guidewire offers precise torque control and resists deformation, to support distal access through tortuous anatomy.

Research & Development

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For fiscal 2012, 2011 and 2010, our research and development (“R&D”) expenditures were $20.5 million, $21.4 million and $19.3 million, respectively, and constituted 9.2%, 9.9% and 8.9%, respectively, of net sales. R&D expenses include costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs and our intellectual property.

Our research and product development teams work closely with our sales force to incorporate customer feedback into our development and design process. We believe that we have a reputation among interventional physicians as a strong partner for product development because of our tradition of close physician collaboration, dedicated market focus, responsiveness and execution capabilities for product development and commercialization.

Competition

We encounter significant competition across our product lines and in each market in which our products are sold. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. We face competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products.

In addition, we compete with providers of other medical therapies, such as pharmaceutical companies, that may offer non-surgical therapies for conditions that currently, or in the future, may be treated using our products. Our primary device competitors include: Boston Scientific Corporation; Cook Medical; Cordis Corporation, a subsidiary of Johnson & Johnson, Inc.; C.R. Bard; Medical Components, Inc., or Medcomp; Arrow International, a subsidiary of TeleFlex Medical; Smith’s Medical, a subsidiary of Smiths Group plc; Vascular Solutions; Covidien subsidiaries (Kendall, VNUS, EV3) and Merit Medical.

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

Sales and Marketing

We focus our sales and marketing efforts on interventional radiologists, interventional cardiologists, vascular surgeons, and interventional and surgical oncologists. There are more than 5,000 interventional radiologists, 5,000 interventional cardiologists, 2,000 vascular surgeons, and 2,000 interventional and surgical oncologists in the United States.

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

Raw materials and sub-assemblies used in the manufacture of our products are purchased from a large number of suppliers in diverse geographic locations. Changes in economic conditions and related risks in materials, particularly metals and plastic resins, can have a significant impact on access, availability and total cost of producing certain products. Fluctuations in margins may be experienced if these cost cannot be effectively mitigated through or captured in the price of the products.

Many of our products are manufactured at single locations, and the availability of alternate facilities is limited based on factors including but not limited to: quality, supply-chain risk, lead-times and overall cost-effectiveness. If an event occurs that results in damage to one or more of our facilities, we may not be able to timely manufacture the relevant products at previous levels or at all. Similarly, if we experience delays or cancellations in shipments of raw materials by our suppliers, we may not be able to timely manufacture the affected products at previous levels or at all. Furthermore, in the event of a disruption in our supply of certain components or materials, the increasing requirements of the FDA and other regulatory authorities regarding the manufacture of our products, could delay or otherwise impair our ability to establish additional or replacement sources for these components or materials on a timely basis. A reduction or interruption in manufacturing, or our inability to secure suitable alternative sources of raw materials or components, could have a material adverse effect on our business, results of operations and financial condition.

We own or lease 4 primary manufacturing properties providing capabilities which include manufacturing, service, engineering and research, distribution warehouses and offices. These facilities are registered with the FDA and have been certified to ISO 13485 standards, as well as the CMD/CAS Canadian Medical Device Regulations. ISO 13485 is a quality system standard that satisfies European Union regulatory requirements, thus allowing us to market and sell our products in European Union countries. If we were to lose this certification, we would no longer be able to sell our products in these countries until we made the necessary corrections to our operations or satisfactorily completed an alternate European Union approval route that did not rely on compliance with quality system standards. Our manufacturing facilities are subject to periodic inspections by regulatory authorities to ensure compliance with domestic and non-U.S. regulatory requirements. See “Government Regulation” section of this report for additional information. We believe that the properties are maintained in good operating condition and are suitable for their intended use. These sites are as follows:

Manufacturing Location	Approx. Sq. Ft.	Property Type
Glens Falls, NY	189,000	Owned
Queensbury, NY	129,000	Owned
Manchester, GA	60,000	Leased
Cambridge, U.K.	10,000	Leased

Intellectual Property

As of May 31, 2012, we owned or had exclusive licenses to 238 U.S. utility patents, 151 pending U.S. utility applications, and 270 foreign issued and pending utility patents. We also own 64 U.S. registered trademarks and 59 common law trademarks. There are currently 84 registered international trademarks and 5 pending international trademarks.

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

Litigation

We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. While it is not possible to predict the outcome of patent litigation incidents to our business, we believe the costs associated with this type of litigation could have a material adverse impact on our consolidated results of operations, financial position, or cash flows. The medical device industry is also susceptible to significant product liability claims. These claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. In addition, product liability claims may be asserted against us in the future based on events we are not aware of at the present time. At any given time, we are involved in a number of product liability actions. For additional information, see both Item 3 of this report and Note O to the consolidated financial statements in this Annual Report on Form 10-K.

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

The process of obtaining approval to distribute medical products is costly and time-consuming in virtually all of the major markets where we sell medical devices. We cannot assure that any new medical devices we develop will be approved in a timely or cost-effective manner or approved at all. There can be no assurance that new laws or regulations regarding the release or sale of medical devices will not delay or prevent sale of our current or future products.

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

Third-party payors who cover the cost of medical products or equipment, in addition to allowing a general charge for the procedure, often maintain lists of exclusive suppliers or approved lists of products deemed to be cost-effective. Authorization from those third-party payors is required prior to using products that are not on these lists as a condition of reimbursement. If our products are not on the approved lists, healthcare providers must determine if the additional cost and effort required in obtaining prior authorization, and the uncertainty of actually obtaining coverage, is justified by any perceived clinical benefits from using our products.

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

Employees

As of May 31, 2012, we had approximately 1,400 full time employees. None of our employees are represented by a labor union and we have never experienced a work stoppage.

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Joseph M. DeVivo	45	President and Chief Executive Officer
D. Joseph Gersuk	62	Executive Vice President, Chief Financial Officer and Treasurer
George Bourne	52	Senior Vice President, Chief Technology Officer
Scott Etlinger	51	Senior Vice President, Global Operations
Stephen J. McGill	51	Senior Vice President, General Manager—International
Matthew Kapusta	40	Senior Vice President, Business Development
Alan F. Panzer	51	Senior Vice President, General Manager—US Sales
Richard A. Stark	47	Senior Vice President, Global Franchise, Oncology/Surgery
Charles R. Greiner	45	Vice President, Global Franchise, Vascular Access

Joseph M. DeVivo became our President and Chief Executive Officer in September 2011. Prior to joining AngioDynamics, Mr. DeVivo served as Global President of Smith & Nephew Orthopedics. Previously, Mr. DeVivo was CEO and President of RITA Medical Systems, serving in that capacity at the time AngioDynamics acquired RITA. Prior to RITA Medical Systems, Mr. DeVivo served as President, Chief Operating Officer and Director of Computer Motion Incorporation (CMI). Mr. DeVivo also previously served as Vice President and General Manager of a $350 million division of TYCO International’s Healthcare Business, U.S. Surgical/Davis and Geck Sutures, where he was responsible for sales, marketing, research and development, and finance in its vascular business. During his nine-year tenure at U.S. Surgical, he held various management positions related to sales and marketing. Mr. DeVivo earned his Bachelor of Science degree in Business Administration from the E. Clairborne Robins School of Business at the University of Richmond.

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

George Bourne became our Senior Vice President and Chief Technology Officer in May 2012. Most recently, Mr. Bourne served as VP of R&D at Hologic. Previously, Mr. Bourne served as Senior Vice President of R&D and Clinical Affairs for Navilyst from its formation in early 2008 until November 2011. Prior to his tenure at Navilyst, Mr. Bourne spent 10 years at Boston Scientific as Vice President, R&D, of the Urology, Meditech and Oncology business units and then as Group Vice President, R&D, for the endosurgery business group. Mr. Bourne, who earned his Bachelor of Science in Biological Science and Master of Science in Plastics Engineering from the University of Lowell, in addition to his MBA from Rivier College in Nashua, N.H., also served in leadership positions at Baxter Healthcare, Allegiance Healthcare and C.R. Bard.

Scott Etlinger joined AngioDynamics in August 2010 as Senior Vice President of Global Operations. Prior to joining AngioDynamics, Mr. Etlinger served as Chief Operating Officer of Dental Services Group, a leading dental services and manufacturing company. Previously, he was the Senior Vice President of Global Operations and a member of the senior leadership team at American Medical Systems. Mr. Etlinger also was previously with

Zimmer (formerly Centerpulse Orthopedics), a leader in orthopedic implants, for a decade, starting as Global Financial Controller before rising to Vice President, Global Supply Chain. Mr. Etlinger holds a Bachelor of Science degree from University of Redlands, Redlands, CA and a Masters of Business Administration from St. Edwards University in Austin, TX.

Stephen J. McGill has served as Senior Vice President and General Manager of International since November 2009. Mr. McGill has over 27 years of global medical device experience including increasing roles in sales, marketing, operations leadership business development and general management. Mr. McGill was previously with American Medical Systems, where he spent 8 years most recently as Senior Vice President of Global Sales. Prior to American Medical Systems, Mr. McGill has held positions with Boston Scientific, Bolton Medical, Stryker and Allergan.

Matthew Kapusta joined AngioDynamics in November 2011 as Senior Vice President of Business Development. Most recently, Mr. Kapusta served as Vice President of Strategic Planning and Financial Analysis for Smith & Nephew Orthopaedics. Mr. Kapusta also spearheaded strategic and financial planning for Smith & Nephew’s global Hips, Knees and Trauma franchises. Prior to Smith & Nephew, Mr. Kapusta was a Managing Director of Healthcare Investment Banking at Collins Stewart in New York City. He also previously served as Vice President of Healthcare Mergers and Acquisitions at Wells Fargo Securities, and had similar roles at Robertson Stephens and PaineWebber. Mr. Kapusta earned a BBA in Finance, Accounting, from the University of Michigan and has an MBA in Finance, Business Management, from New York University.

Alan Panzer joined AngioDynamics in September 2011 as Senior Vice President and General Manager of the Vascular Division and was recently promoted to his current position of Senior Vice President, and General Manager – US Sales. Mr. Panzer most recently served as President & CEO of DeVilbiss Healthcare. Prior to DeVilbiss, Mr. Panzer was President of United States Surgical & Valleylab, now a business unit of Covidien. He also has served as a member of the Multiple Myeloma Research Foundation Board. Mr. Panzer earned his Bachelor of Science in Pharmacy from St. John’s University in New York.

Richard A. Stark is currently serving as Senior Vice President, Global Franchise, Oncology/Surgery. Mr. Stark began his 12-year career with the Company as a District Sales Manager with RITA Medical in 1999, which was acquired by AngioDynamics in 2007, and most recently served as AngioDynamics’ Vice President and General Manager of Sales and Marketing of the Oncology/Surgery Division. Prior to joining RITA, he spent several years in field sales roles at Woodside Biomedical and Arrow/Teleflex. He has a Bachelor’s in Psychology from California State University of Chico in Chico, California.

Charles R. Greiner is currently serving as Vice President, Global Franchise, Vascular Access. Mr. Greiner joined the Company as a member of the sales team in 1999 where he has held positions of increasing responsibility within the sales and marketing team and most recently served as Vice President Vascular Sales. Prior to AngioDynamics, Mr. Greiner gained management experience at Pharmacia & Upjohn Inc. He has a Bachelor of Science degree in Microbiology from the University of Georgia in Athens, Georgia.

Item 1A.	Risk Factors

Our financial and operating results are subject to a number of factors, many of which are not within our control. These factors include the following:

Although we expect that the acquisition of Navilyst will result in benefits to us, we may not realize those benefits because of integration difficulties.

Integrating the operations of Navilyst successfully or otherwise realizing any of the anticipated benefits of the acquisition of Navilyst, including anticipated cost savings and additional revenue opportunities, involves a number of challenges. The failure to meet these integration challenges could seriously harm our results of operations and the market price of our common stock may decline as a result.

Realizing the benefits of the acquisition will depend in part on the integration of information technology, operations, personnel and sales force. These integration activities are complex and time-consuming and we may encounter unexpected difficulties or incur unexpected costs, including:

•

our inability to achieve the cost savings and operating synergies anticipated in the acquisition, which would prevent us from achieving the positive earnings gains expected as a result of the acquisition;

•	diversion of management attention from ongoing business concerns to integration matters;

•	difficulties in consolidating and rationalizing information technology platforms and administrative infrastructures;

•	complexities associated with managing the combined businesses and consolidating multiple physical locations where management may determine consolidation is desirable;

•	difficulties in integrating personnel from different corporate cultures;

•	challenges in demonstrating to our customers and to customers of Navilyst that the acquisition will not result in adverse changes in customer service standards or business focus; and

•	possible cash flow interruption or loss of revenue as a result of change of ownership transitional matters.

We may not successfully integrate the operations of the businesses of Navilyst in a timely manner, and we may not realize the anticipated net reductions in costs and expenses and other benefits and synergies of the acquisition of Navilyst to the extent, or in the timeframe, anticipated. In addition to the integration risks discussed above, our ability to realize these net reductions in costs and expenses and other benefits and synergies could be adversely impacted by practical or legal constraints on our ability to combine operations.

If we are unable to manage our growth profitably, our business, financial results and stock price could suffer.

Our future financial results will depend in part on our ability to profitably manage our growth on a combined basis with Navilyst. Management will need to maintain existing customers and attract new customers, recruit, retain and effectively manage employees, as well as expand operations and integrate customer support and financial control systems. If integration-related expenses and capital expenditure requirements are greater than anticipated or if we are unable to manage our growth profitably after the acquisition, our financial results and the market price of our common stock may decline.

We have incurred significant indebtedness which imposes operating and financial restrictions on us which, together with our debt service obligations, could significantly limit our ability to execute our business strategy and increase the risk of default under our debt obligations.

We borrowed an aggregate of approximately $150 million (not including up to $50 million that is available under our new revolving credit facility) in connection with the acquisition of Navilyst. The terms of our new credit facilities require us to comply with certain financial maintenance covenants. In addition, the terms of our new indebtedness also include certain covenants restricting or limiting our ability to take certain actions.

These covenants may adversely affect our ability to finance future operations or limit our ability to pursue certain business opportunities or take certain corporate actions. The covenants may also restrict our flexibility in planning for changes in our business and the industry and make us more vulnerable to economic downturns and adverse developments.

Our ability to meet our cash requirements, including our debt service obligations, will be dependent upon our operating performance, which will be subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are or may be beyond our control. We cannot provide assurance that our business operations will generate sufficient cash flows from operations to fund these cash requirements and debt service obligations. If our operating results, cash flow or capital resources prove inadequate, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations. If we are unable to service our debt, we could be forced to reduce or delay planned expansions and capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or to successfully undertake any of these actions could have a material adverse effect on us.

In addition, the degree to which we are leveraged as a result of the indebtedness incurred in connection with the acquisition or otherwise could materially and adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, could make us more vulnerable to general adverse economic, regulatory and industry conditions, could limit our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete, could place us at a competitive disadvantage compared to our competitors that have less debt or could require us to dedicate a substantial portion of our cash flow to service our debt.

Certain of the benefits we expect from the acquisition of Navilyst, including the anticipated accretion, net reductions in costs and expenses and certain tax benefits, are based on projections and assumptions, which are uncertain and subject to change.

Certain of the benefits we expect from the acquisition of Navilyst, including accretion of at least $0.08 per diluted share in fiscal year 2013 and increasing accretion through fiscal year 2016, cost savings (net of identified incremental costs and excluding transaction and associated one-time costs) of approximately $5 to $7 million in fiscal year 2013 and approximately $10 to $15 million by fiscal year 2015 and annual cash tax savings of $11.5 million, or $0.32 per share, each year from fiscal year 2013 through 2023, are based on projections and assumptions that are uncertain and subject to change. These projections and assumptions are based on preliminary information, which may prove to be inaccurate. There can be no assurance that we will realize the accretion per diluted share, the net reductions in costs and expenses from the acquisition or the tax benefits to the extent, or in the time frame, we anticipate. The market price of our common stock may decline if the estimates are not realized or we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated. If we do not generate sufficient taxable income to utilize the acquired NOL carryforward before expiration, we will lose the benefit associated with the NOL. There is the possibility that a future ownership change under IRC Section 382 could place a greater limitation on the use of the NOL, resulting in less NOL carryforward available for use.

Subject to certain limitations, the holders of the stock issued in connection with the Navilyst acquisition may sell our common stock beginning 12 months following the closing of the Navilyst acquisition, which could cause our stock price to decline.

The shares of our common stock issued following the completion of the acquisition of Navilyst are restricted, but the holders may sell the shares of our common stock under certain circumstances. At the closing of the Navilyst acquisition, we entered into the Stockholders Agreement with certain of the Navilyst stockholders, which granted them certain registration rights with respect to their shares of our common stock and imposed certain additional restrictions on their ability to transfer their shares of our common stock, including, among other things, a twelve (12) month prohibition on the transfer of the shares of our common stock issued in connection with the acquisition of Navilyst (other than transfers to certain permitted transferees). The sale of a substantial number of our shares by such parties or our other stockholders within a short period of time could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

The presence of a significant stockholder may affect the ability of a third party to acquire control of us.

The former Navilyst stockholders, including investment funds affiliated with Avista Capital Partners, beneficially own approximately 27% of our outstanding common stock. Certain of the former Navilyst stockholders entered into a Stockholders Agreement at the closing that permits investment funds affiliated with Avista Capital Partners to appoint two (2) directors to our Board of Directors until such time as, with respect to the first director, certain of the former Navilyst stockholders’ beneficial ownership in us has been reduced below 20% of the then outstanding voting shares and, with respect to the second director, certain of the former Navilyst stockholders’ beneficial ownership in us has been reduced below 10% of the then outstanding voting shares. Although these directors will not constitute a majority of the Board of Directors, they may exercise influence over the decisions of the board. David Burgstahler and Sriram Venkataraman were appointed to our Board of Directors on May 22, 2012.

Having certain of the former Navilyst stockholders as significant stockholders of us may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our Board of Directors through a proxy solicitation. In that regard, these stockholders and their controlled affiliates are obligated pursuant to the Stockholders Agreement, in certain circumstances, not to transfer their shares of our common stock, in whole or in part, pursuant to any recapitalization, reclassification, consolidation, merger, share exchange or other business combination transaction involving us or pursuant to any tender, exchange or other similar offer for our common stock unless, in each case, the Board of Directors recommends such transaction or offer or fails to recommend that our stockholders reject such transaction or offer.

For the period from the date of the Stockholders Agreement to one (1) year from the date of the Stockholders Agreement, certain of the former Navilyst stockholders are required to vote their voting shares in accordance with the recommendation of our Board of Directors with respect to any business or proposal on which our stockholders are entitled to vote. For the period from the date that is one (1) year from the date of the Stockholders Agreement until the first date that certain of the former Navilyst stockholders no longer beneficially own at least ten percent (10%) of the voting securities outstanding at such time, the applicable former Navilyst stockholders agree to vote all voting securities then owned by them either, in the sole discretion of each stockholder, (1) in accordance with the recommendation of our Board or (2) in proportion to the votes cast with respect to the voting securities not owned by the applicable former Navilyst stockholders with respect to any business or proposal on which our stockholders are entitled to vote. If at any time following one (1) year from the date of the Stockholders Agreement, certain of the former Navilyst stockholders beneficially own less than fifteen percent (15%) of the voting securities then outstanding and there is no stockholder designee then serving on our Board pursuant to the stockholders agreement, the applicable former Navilyst stockholders may vote all voting securities then owned by them in their own discretion.

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

The markets for our products are highly competitive, and we expect competition to continue to intensify. We may not be able to compete effectively, and we may lose market share to our competitors. Our primary device competitors include: Boston Scientific Corporation; Cook Medical; Cordis Corporation, a subsidiary of Johnson & Johnson, Inc.; C.R. Bard; Medical Components, Inc., or Medcomp; Arrow International, a subsidiary of TeleFlex Medical; Smith’s Medical, a subsidiary of Smiths Group plc; Vascular Solutions; Covidien subsidiaries (Kendall, VNUS, EV3) and Merit Medical. Many of our competitors have substantially greater:

•	financial and other resources to devote to product acquisitions, research and development, marketing and manufacturing;

•	variety of products;

•	technical capabilities;

•	history of developing and introducing new products;

•	patent portfolios that may present an obstacle to our conduct of business;

•	name recognition; and

•	distribution networks and in-house sales forces.

Our competitors may succeed in developing technologies and products earlier, in obtaining patent protection or regulatory clearance earlier, or in commercializing new products or technologies more rapidly than us. Our competitors may also develop products and technologies that are superior to those we are developing or that otherwise could render our products obsolete or noncompetitive. In addition, we may face competition from providers of other medical therapies, such as pharmaceutical companies, that may offer non-surgical therapies for conditions that are currently, or in the future, may be treated using our products. Our products are generally sold at higher prices than those of our competitors. However, in the current environment of managed care, which is characterized by economically motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we are increasingly being required to compete on the basis of price. If we are not able to compete effectively, our market share and revenues may decline.

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

We currently have FDA 510(k) clearance to market NanoKnife Ablation products for soft tissue ablation. One element of our NanoKnife development strategy includes pursuing clinical trials to support additional or more specific indications. We submitted an application to FDA to begin an Investigational Device Exemption clinical trial to study the use of NanoKnife in the treatment of pancreatic cancer. As of the date of this filing, we have not received approval from FDA to begin the trial. We intend to continue to work closely with FDA to secure approval to start the trial. If we are not able to secure FDA approval to conduct an IDE trial or marketing approval for additional or more specific indications, through 510(k) clearance, pre-market approval or otherwise, our ability to market our NanoKnife Ablation products will be restricted which may have an adverse effect on our business, financial condition and results of operations.

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

Cost-containment efforts of group purchasing organizations could adversely affect our selling prices, financial position and results of operations.

Many of our existing and potential customers have become members of group purchasing organizations, or GPOs, and IDNs, in an effort to reduce costs. GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple manufacturers with the intention of driving down pricing. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain market prices for our products or obtain or maintain contract positions with major GPOs and IDNs, which could adversely impact our profitability.

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

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. On June 28, 2012, the Supreme Court of the United States upheld virtually all of the Health Care laws. Together, the two measures make the most sweeping and fundamental changes to the U.S. health care system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Effective in 2013, there will be a 2.3% excise tax on the sale of certain medical devices.

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

Our business depends upon our ability to attract and retain highly qualified personnel, including managerial, sales and technical personnel. We compete for key personnel with other companies, healthcare institutions, academic institutions, government entities and other organizations. We do not have written employment agreements with our executive officers, other than the CEO. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel or hire or retain other qualified personnel in the future.

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

On May 27, 2011, we received a Warning Letter from the FDA in connection with the FDA’s inspection of our Queensbury, NY manufacturing facility. In the Warning Letter, the FDA cited deficiencies in our response letter we provided to FDA pertaining to the inspection that occurred from January 4 through January 13, 2011. These deficiencies related to our internal procedures for medical device reporting, corrections and removals and complaint handling.

On February 10, 2012, we received from the FDA a Form 483, List of Investigational Observations, in connection with its inspection of our Queensbury facility from November 14, 2011 through February 10, 2012. The Form 483 contained 12 observations related to, among other things, our CAPA(Corrective and Preventive Action) system, MDR (Medical Device Reporting), complaint investigation, corrections and removals, acceptance criteria and training. Some of the observations contained in the Form 483 were repeat observations from the May 27, 2011Warning Letter.

On February 13, 2012, we received from the FDA a Form 483 in connection with its inspection of our Fremont facility from January 12, 2012 through February 13, 2012. The Form 483 contained 6 observations related to, among other things, our CAPA system, design controls, risk management and training.

We have developed a comprehensive Quality Call to Action Program to review and augment our Quality Management Systems at our Queensbury facility, and we have implemented numerous measures outlined in that plan. When we initiated the program in early December 2011, we engaged a team of external regulatory and quality experts and reallocated a significant number of engineering and product development resources to support this corporate initiative. In fiscal 2012, we incurred $2.3 million in costs associated with the Quality Call to Action Program.

We provided responses to FDA within 15 business days of our receipt of the Form 483s and we will continue to work closely with FDA to resolve any outstanding issues. There can be no assurance that the FDA will be satisfied with our response. Until the items raised in the Warning Letters and during the recent inspections are corrected, we may be subject to additional regulatory action by the FDA, including the issuance of warning letters, injunction, seizure or recall of products, imposition of fines or penalties or operating restrictions on our facilities. Such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results.

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

The FDA and similar governmental authorities in other countries have the authority to order mandatory recall of our products or order their removal from the market if there are material deficiencies or defects in design, manufacture, installation, servicing or labeling of the device, or if the governmental entity finds that our products would cause serious adverse health consequences. A government mandated voluntary recall or field action by us could occur as a result of component failures, manufacturing errors or design defects, including labeling defects. Any recall of our products may harm our reputation with customers and divert managerial and financial resources.

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

We may require additional capital to expand our business. If cash generated internally is insufficient to fund capital requirements, we will require additional debt or equity financing. In addition, we may require financing to fund any significant acquisitions we may seek to make. Needed financing may not be available or, if available, may not be available on terms satisfactory to us and may result in significant stockholder dilution. Covenants in our existing financing may also restrict our ability to obtain additional debt financing. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets, restructuring our operations or refinancing our indebtedness.

Any disaster at our manufacturing facilities could disrupt our ability to manufacture our products for a substantial amount of time, which could cause our revenues to decrease.

We conduct our manufacturing and assembly at facilities in Queensbury, New York, Glens Falls, New York, Manchester, Georgia, and Cambridge, England. It would be difficult, expensive and time-consuming to transfer resources from one facility to the other, replace, or repair these facilities and our manufacturing equipment if they were significantly affected by a disaster. Additionally, we might be forced to rely on third-party manufacturers or to delay production of our products. Insurance for damage to our properties and the disruption of our business from disasters may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, if one of our principal suppliers were to experience a similar disaster, uninsured loss or under-insured loss, we might not be able to obtain adequate alternative sources of supplies or products or could face significant delays and incur substantial expense in doing so. Any significant uninsured loss, prolonged or repeated disruption, or inability to operate experienced by us or any of our principal suppliers could cause significant harm to our business, financial condition and results of operations.

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

•	advance notice requirements for stockholders to nominate individuals to serve on our board of directors or for stockholders to submit proposals that can be acted upon at stockholder meetings;

•	stockholder action by written consent is prohibited;

•	stockholders are not permitted to accumulate their votes for the election of directors.

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

A significant portion of our assets consists of goodwill and intangible assets, the carrying value of which may be reduced if we determine that those assets are impaired. At May 31, 2012, goodwill and intangible assets represented approximately $456 million, or approximately 63% of our total assets.

Most of our intangible assets have determinable useful lives and are amortized over their useful lives on either a straight-line basis or over the expected period of benefit or as revenues are earned from the sales of the related products. The underlying assumptions regarding the estimated useful lives of these intangible assets are reviewed annually and more often if an event or circumstance occurs making it likely that the carrying value of the assets may not be recoverable and are adjusted through accelerated amortization if necessary.

We review our two reporting segments for potential goodwill impairment in the third fiscal quarter of each year as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in December 2011 indicated no goodwill impairments.

If actual results differ from the assumptions and estimates used in the goodwill and intangible asset calculations, we could incur future impairment or amortization charges, which could negatively impact our results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We own a manufacturing, administrative and warehouse facility of approximately 189,000 square feet in Glens Falls, New York acquired as part of the Navilyst transaction. We own a manufacturing, administrative, engineering and warehouse facility of approximately 129,000 square feet situated on 18 acres in Queensbury, New York. In July 2009, we entered into an agreement to lease, for a ten year period plus 2 five year renewal options, a 52,500 square foot office building in Latham, New York to house our corporate headquarters and certain business operations. The lease commencement date was March 1, 2010. See Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for a discussion of this lease.

We lease an engineering facility of approximately 31,000 square feet in Cambridge, Massachusetts acquired as part of the Navilyst transaction. We also lease additional properties including a manufacturing facility of approximately 60,000 square feet located in Manchester, Georgia which also includes office space, 14,500 square feet of office and research and development space in Fremont, California, 10,000 square feet of office and manufacturing in the United Kingdom, 7,800 square feet of sales and administrative offices in the Netherlands and 1,600 square feet of sales office space in Hamburg, Germany.

Item 3.	Legal Proceedings

AngioDynamics v. biolitec

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. In this action, we are seeking judgment against biolitec for defense and indemnification in two lawsuits which we previously settled. Our claims arise out of a Supply and Distribution Agreement (“SDA”) entered into with biolitec on April 1, 2002. Biolitec has filed counter-claims against us in this action, seeking reimbursement of approximately $1.6 million in alleged past defense costs paid by biolitec in one of the settled cases. On September 27, 2011, the U.S. District Court for the Northern District of New York granted key portions of our motion for summary judgment in our legal case against biolitec. The Court’s order was filed under seal. As of this date, the order has not yet been entered as a judgment and therefore does not contain specified amounts with respect to damages, and there can be no assurance that we will recover the full amount, or any amount, of the damages we have sought against biolitec. The Court also dismissed biolitec’s counterclaims against us. The court denied one portion of our summary judgment motion, which sought to recover additional costs from biolitec, leaving this for adjudication at trial.

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. This case is currently in the discovery phase.

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

Navilyst Medical, Inc. v. Merit Medical Systems, Inc.

On November 18, 2011, Navilyst Medical, Inc. filed suit for patent infringement against Merit Medical Systems, Inc. in the United States District Court, District of Massachusetts alleging that Merit infringes certain patents held by Navilyst. On March 1, 2012, Navilyst filed an amended complaint alleging that Merit also infringes another patent. The patents in suit generally relate to Navilyst’s fluid management systems. Merit denies Navilyst’s claims of infringement, and asserts various affirmative defenses. Merit has also asserted a counterclaim for declaratory judgment of non-infringement and invalidity. Navilyst seeks a permanent injunction, monetary damages and its costs. The parties are presently in the midst of discovery. No trial date has yet been set.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by them. Bard is seeking unspecified damages and other relief. The plaintiff is also seeking to consolidate this action with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc. relating to implantable port products. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimatable.

Cirrex Systems LLC v. AngioDynamics, Inc.

On May 21, 2012, Cirrex Systems LLC filed a suit in the United States District Court of Georgia claiming that certain of our endovenous ablation products infringe on patents held by them. Cirrex is seeking unspecified damages and other relief. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimatable.

Joseph Pierre v. AngioDynamics, Inc.

In July 2011, a former employee dual-filed a complaint with the New York State Division of Human Rights and the Equal Employment Opportunity Commission, entitled Joseph Pierre v. AngioDynamics, Inc. In this action, the former employee is alleging discrimination due to his status as an African-American, in light of him being reassigned to another project. At the conclusion of its investigation, the Division issued a finding of “no probable cause” on January 6, 2012 and dismissed the complaint. The complainant did not appeal the decision to preserve his New York Human Rights Law claims. On February 22, 2012, the Equal Employment Opportunity Commission issued its determination adopting the decision of the Division and dismissing the charge. The complainant filed a federal claim following the EEOC’s decision in the United States District Court for the Northern District of New York on May 21, 2012. This complaint makes the same allegations of discrimination, and alleges causes of action under Title VII of the Civil Rights Act and 42 U.S.C. 1981. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

Cardinal Health v. Navilyst Medical, Inc.

On December 21, 2011, Cardinal Health Canada 204, Inc. (Cardinal Health) filed a demand for arbitration pursuant to the terms of the International Distributorship Agreement entered into as of November 1, 2008 between Navilyst and Cardinal Health. Cardinal Health claims that it is entitled to damages based on Navilyst’s decision to terminate the International Distributorship Agreement. The parties have entered into a written stipulation to stay the proceedings in this matter pending the outcome of a related litigation brought by Cardinal health against three our current employees (all of whom are former employees of Cardinal Health) in the Ontario Superior Court of Justice (Cardinal Health Canada, Inc. vs. Alexander, Sohi & Campbell, Superior Court of Justice, Ontario, Canada, No. CV-11-440418 (the Ontario Litigation). If this matter proceeds following the stay, we intend to deny the allegations contained in the demand for arbitration and to advance counterclaims against Cardinal Health. Navilyst entered into a joint defense agreement with the defendants in the Ontario Litigation, pursuant to which Navilyst agreed, subject to certain conditions, to indemnify the defendants for all legal fees relating to the Ontario Litigation as well as any damages or cost awards arising out of the Ontario Litigation. While we intend to vigorously defend against these actions, each of these cases is in the preliminary states and, as result, the ultimate outcome of these cases and their potential financial impact are not determinable at this time.

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

The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by The NASDAQ Stock Market.

	Sale Price
	High	Low
Year ended May 31, 2012
Fourth Quarter	$13.21	$11.35
Third Quarter	$15.39	$12.05
Second Quarter	$16.39	$12.60
First Quarter	$16.00	$12.91

	Sale Price
	High	Low
Year ended May 31, 2011
Fourth Quarter	$17.19	$14.76
Third Quarter	$17.73	$13.79
Second Quarter	$15.71	$13.61
First Quarter	$16.55	$13.81

As of July 31, 2011, there were 286 record holders of our common stock.

Dividends

We did not declare any cash dividends on our common stock during our last two fiscal years. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Share Repurchase Program

On October 5, 2011, our Board of Directors authorized the repurchase of up to $20 million of our common stock, prior to May 31, 2012. In fiscal 2012, we purchased 142,305 shares at a cost of approximately $2.1 million.

Performance Graph

The following graph compares the cumulative total return to shareholders on AngioDynamics, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the NASDAQ Medical Equipment index and the RDG SmallCap Medical Devices index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 6/02/2007 and its relative performance is tracked through 5/31/2012.

*	$100 Invested on 6/2/07 in stock or 5/31/07 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	ANGO	NASDAQ Composite	NASDAQ Medical Equipment	RDG SmallCap Medical Devices
6/2/07	100.00	100.00	100.00	100.00
8/31/07	119.53	99.33	108.12	105.04
11/30/07	119.23	98.91	119.24	104.58
2/29/08	101.84	85.42	102.25	90.17
5/31/08	95.15	95.04	101.80	88.34
8/31/08	100.92	87.55	102.81	91.27
11/30/08	73.28	57.43	62.63	63.53
2/28/09	72.91	53.85	53.02	50.17
5/31/09	75.37	71.14	65.71	60.15
8/31/09	79.55	81.28	79.00	72.28
11/30/09	95.52	85.43	84.89	74.12
2/28/10	99.88	88.16	96.03	82.19
5/31/10	90.72	86.69	95.59	82.32
8/31/10	93.49	85.60	83.25	78.61
11/30/10	85.81	98.25	90.75	86.72
2/28/11	103.32	110.92	107.58	99.60
5/31/11	96.44	113.55	117.69	106.41
8/31/11	88.45	104.07	103.55	90.90
11/30/11	92.87	103.01	106.21	92.64
2/29/12	79.98	115.92	119.25	97.58
5/31/12	73.96	112.92	115.07	95.56

Item 6.	Selected Consolidated Financial Data

You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the fiscal years ended May 31, 2012, May 31, 2011 and May 31, 2010, and the consolidated balance sheet data as of May 31, 2012 and May 31, 2011, are derived from the audited consolidated financial statements that are included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the fiscal years ended May 31, 2009 and May 31, 2008, and the consolidated balance sheet data as of May 31, 2010, May 31, 2009 and May 31, 2008, are derived from our audited consolidated financial statements not included in this annual report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note A of “Notes to Consolidated Financial Statements” for a description of the method that we used to compute our historical basic and diluted net income per share attributable to common stockholders.

	Year ended
	(Amounts in thousands, except per share information)
	May 31, 2012	May 31, 2011	May 31, 2010	May 31, 2009	May 31, 2008
	(b) (f) (g)	(b) (e)	(b)	(b) (d)	(b) (c)
Consolidated Statements of Operations Data:
Net sales	$221,787	$215,750	$216,035	$195,054	$166,500
Cost of sales	95,829	90,047	89,066	74,989	63,913

Gross profit	125,958	125,703	126,969	120,065	102,587

Operating expenses
Research and development	20,511	21,373	19,275	17,914	14,424
Sales and marketing	64,505	58,123	60,923	57,797	46,047
General and administrative	18,334	17,828	16,437	19,124	15,425
Amortization of intangibles	9,406	9,234	9,463	9,126	6,849
Acquisition and other items, net	16,164	7,182	—	—	3,606

Total operating expenses	128,920	113,740	106,098	103,961	86,351

Operating (loss) income	(2,962)	11,963	20,871	16,104	16,236

Other (expenses) income
Interest income	1,090	737	713	1,559	3,157
Interest expense	(508)	(499)	(672)	(731)	(1,328)
Other (expenses) income	(2,902)	(1,503)	(1,293)	(1,780)	(737)

Total other (expenses) income, net	(2,320)	(1,265)	(1,252)	(952)	1,092

(Loss) income before income tax provision	(5,282)	10,698	19,619	15,152	17,328
Income tax (benefit) provision	(188)	2,581	7,307	5,220	6,439

Net (loss) income	$(5,094)	$8,117	$12,312	$9,932	$10,889

(Loss) earnings per share
Basic	$(0.20)	$0.33	$0.50	$0.41	$0.45

Diluted	$(0.20)	$0.32	$0.50	$0.41	$0.45

Weighted average number of shares used in per share calculation:
Basic	25,382,293	24,870,005	24,580,483	24,363,234	24,081,713

Diluted	25,382,293	25,132,763	24,786,841	24,512,670	24,348,960

	As of
	May 31, 2012	May 31, 2011	May 31, 2010	May 31, 2009	May 31, 2008
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (a)	$40,078	$131,542	$100,074	$68,187	$78,290
Working capital	103,816	168,798	145,334	118,899	100,548
Total assets	721,769	437,421	423,925	408,703	408,747
Non-current liabilities	142,500	6,275	6,550	6,810	11,700
Retained earnings	30,175	35,269	27,152	14,840	4,908
Total stockholders’ equity	523,520	405,639	391,349	372,194	355,713

(a)	Cash, cash equivalents and marketable securities include auction-rate investments of $1,850,000 at May 31, 2012, May 31, 2011,May 31, 2010, and May 31, 2009, escrow receivable of $2,500,000 at May 31, 2012 and restricted cash of $68,000 at May 31, 2008.

(b)	Fiscal years 2012, 2011, 2010, 2009 and 2008 include the impact of stock based compensation expense from our adoption of authoritative guidance for share based payment awards and the impact on operating income was approximately $4.1 million, $ 4.6 million, $4.9 million, $5.8 million and $4.9 million, respectively. The impact on net income was approximately $2.7 million or $0.11 per basic and diluted share for fiscal 2012, $2.9 million or $0.12 per basic and diluted share for fiscal 2011, $3.1 million or $0.13 per basic and diluted share for fiscal 2010, $3.7 million or $0.15 per basic and diluted share for fiscal 2009 and $3.1 million or $0.13 per basic and diluted share for fiscal 2008. See Notes A and N to the Consolidated Financial Statements for additional information.

(c)	In fiscal 2008, we accrued $6.8 million for the settlement of the VNUS patent infringement and reversed $3.2 million of a Diomed patent infringement accrual as a result of the settlement of the matter.

(d)	To conform to the fiscal 2010 presentation, fiscal 2009 results include reclassifications made to include strategic business unit management in marketing costs. The reclassifications resulted in an increase in marketing costs and a decrease in general and administrative costs of $1 million in fiscal 2009.

(e)	The fiscal 2011 results include, in “Acquisition and other items, net”, $7.2 million of impairment charges related to our decision to not continue development of the Medron Lightport technology, the write down of Centros prepaid royalties due to lower than anticipated sales and executive transition costs.

(f)	The fiscal 2012 results include, in “Acquisition and other items, net”, $11.2 million in cost related to the Navilyst acquisition, $2.3 million in CEO and executive transition costs, $1.8 million in costs associated with closing the UK facility, $604 thousand related to the Microsulis strategic partnership, $465 thousand in costs related to patent litigation, partially offset by $201 thousand from the sale of the Centros product line.

(g)	In addition to the costs related to the Navilyst acquisition defined in the preceding note, our balance sheet as of May 31, 2012 was impacted by the acquisition which was financed through the issuance of approximately 9.5 million shares of our common stock, $150 million in debt financing and $97 million in cash. Additionally, at May 31, 2012, we have $2.5 million in escrow receivable and $2.4 million in net deferred financing costs, recorded as a component of other assets, on our balance sheet. See Note A to the Consolidated Financial Statements for additional details of assets acquired and liabilities assumed at the date of acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Overview

We design, manufacture and sell a wide range of medical, surgical and diagnostic devices used by professional healthcare providers for vascular access, for the treatment of peripheral vascular disease and for use in oncology and surgical settings. Our devices are generally used in minimally invasive, image-guided procedures. Most of our products are intended to be used once and then discarded, or they may be temporarily implanted for short- or long-term use.

Prior to fiscal 2011, we reported our results of operations as three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. At the beginning of fiscal 2011, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular segment. The Vascular segment, under the direction of a general manager, is responsible for products targeting the venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology/Surgery segment, under the direction of a general manager, is responsible for microwave products, RF Ablation, embolization, NanoKnife and Habib product lines and has dedicated research and development and sales and marketing personnel assigned to it.

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

For the past five fiscal years, over 95% of our net sales were from single-use, disposable products.

The following table sets forth our aggregate net sales from the following product categories for our last three fiscal years:

	2012		2011		2010
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
	(dollars in thousands)
Peripheral Vascular	$95,200	43%	$86,992	40%	$92,163	43%
Access	63,857	29%	62,530	29%	66,988	31%

Vascular	159,057	72%	149,522	69%	159,151	74%
Oncology/Surgery	62,730	28%	66,228	31%	56,884	26%

Total	$221,787	100%	$215,750	100%	$216,035	100%

We sell our products in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. For fiscal years 2012, 2011 and 2010, net sales outside the U.S. were 15%, 12% and 11%, respectively.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For fiscal 2012, 2011 and 2010, our research and development (“R&D”) expenditures were $20.5 million, $21.4 million and $19.3 million, respectively, and constituted 9.2%, 9.9% and 8.9%, respectively, of net sales. R&D expenses include costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs and our intellectual property.

We are also seeking to grow through selective acquisitions of complementary businesses and technologies. In January 2007, we acquired RITA Medical Systems, Inc. This acquisition created a diversified medical technology company with a broad line of access, diagnostic and therapeutic products that enable interventional physicians and surgeons to treat peripheral vascular disease and cancerous tumors. Interventional oncology is a large and growing area for our existing customer base and RITA’s leadership position, premium products and excellent reputation fit our strategy. RITA had a very strong position in vascular access ports, which are an ideal sales fit with our Morpheus® CT PICC. In addition, in May 2008 we acquired ablation technology which uses low energy direct current (“LEDC”) electrical pulses which is complementary to RITA’s diverse offering of local oncology therapies, including its market-leading RFA systems, Habib Sealer™ resection devices and LC Beads™ for tumor embolization. In December 2011, our distribution agreement in connection with LC Beads expired. In June 2008, we completed the acquisition of certain U.S. and U.K. assets of Diomed, Inc. With this acquisition, we substantially strengthened our position in the market for the treatment of varicose veins. The combination of Diomed endovenous laser products with our existing venous product line provides us with a comprehensive venous product offering. In January 2009, we completed the acquisition of certain assets of FlowMedica, Inc. providing us with the Benephit product line, a therapeutic approach to deliver drugs directly to the kidneys in order to prevent and treat acute kidney injury, in the emerging field of Targeted Renal Therapy. On March 22, 2012, we established a strategic relationship with Microsulis Medical Ltd., a U.K.-based company specializing in the minimally-invasive, microwave ablation technology. In May 2012, we completed the acquisition of Navilyst, providing us with entry into the fluid management business with a market leading product line and significantly enhancing our presence in the vascular access market.

Except to the extent we can further use our cash on hand, revolver capacity or equity securities as acquisition capital, we will require additional equity or debt financing to fund any future significant acquisitions.

For fiscal 2012, approximately 27% of our product sales were derived from products manufactured for us by third parties, compared with 32% for fiscal 2011 and 31% for fiscal 2010. The decrease in fiscal 2012 was primarily attributable to decreased sales of LC Beads, a product which we ceased distributing on December 31, 2011. We intend to manufacture more products in-house to lower product costs and increase profitability.

Our ability to increase our profitability will depend in large part on improving gross profit margins. Factors such as changes in our product mix, new technologies and unforeseen price pressures may cause our margins to grow at a slower rate than we have anticipated or to decline.

Recent Developments

Acquisition of Navilyst

On May, 22, 2012, we completed the acquisition of privately-held Navilyst, a global medical device company with strengths in the vascular access, interventional radiology and interventional cardiology markets. The acquisition and related transaction costs were financed through the issuance of approximately 9.5 million shares of our common stock, $150 million in drawn acquisition debt financing and $97 million of cash. Based on the closing price of our stock of $12.44 on the day prior to the transaction, the purchase price was approximately $362 million.

The fiscal 2012 results include approximately $11.2 million in transaction and related costs for the Navilyst acquisition. These costs are included in “Acquisition and other items, net” in the statement of operations.

With the issuance of the common stock related to the acquisition, as of May 31, 2012 we have approximately 34.7 million outstanding shares of common stock. Investment funds affiliated with Avista Capital Partners, former owners of Navilyst, received approximately 9.5 million shares of our common stock and as of May 31, 2012 hold approximately 27% of our outstanding shares. Investment funds affiliated with Avista Capital Partners. entered into a stockholders agreement with us as part of the transaction and also received the right to appoint two additional directors to our existing Board of Directors.

To satisfy any working capital adjustment and potential indemnification claims that may arise, $20 million of purchase consideration has been placed in escrow, including approximately $14.9 million in cash and approximately 415 thousand shares of common stock, determined based on the closing price of $12.44 on the day prior to the transaction. The indemnification claims period will terminate on July 15, 2013. At May 31, 2012, we have $2.5 million of receivable related to the working capital adjustment recorded as escrow receivable on the balance sheet. Such receivable is the subject of ongoing negotiation between the parties and there can be no assurance it will be realized.

Investment in Microsulis Medical Ltd

On March 22, 2012, we established a strategic relationship with Microsulis Medical Ltd., a U.K.-based company specializing in minimally-invasive, microwave ablation technology for the coagulation of soft tissue with systems in more than 80 hospitals worldwide.

The relationship includes a $5 million investment in Microsulis through the purchase of senior preferred stock, representing a 14.3% ownership position, exclusive distribution rights to market and sell their microwave ablation systems in all markets outside the United States from May 2012 through December 2013, and an exclusive option to purchase at any time until September 22, 2013, substantially all of the global assets of Microsulis Medical, Ltd. This has been accounted for as a cost method investment. The $5 million investment is included in intangible assets and other non -current assets on the balance sheet at May 31, 2012. Fees related to this transaction of approximately $604 thousand are included in “Acquisition and other items, net” in the statement of operations for fiscal 2012.

Regulatory Matters

On January 24, 2011 we received a Warning Letter from the U.S. Food and Drug Administration, or FDA, in connection with our marketing of the NanoKnife System. In the Warning Letter the FDA states that certain statements we made, including those on our company website, promote the use of the NanoKnife System beyond its currently cleared indications. Upon receipt of the Warning Letter, we promptly responded to FDA and completed corrective and preventative actions to address the matters raised. We believe the matters raised by the FDA in the Warning Letter are fully resolved.

On May 27, 2011, we received a Warning Letter from the FDA in connection with its inspection of our Queensbury, NY manufacturing facility. In the Warning Letter, the FDA cited deficiencies in the response letter we provided FDA pertaining to the inspection that occurred from January 4 through January 13, 2011. The deficiencies related to our internal procedures for medical device reporting, corrections and removals and complaint handling. We responded to the Warning Letter and completed corrective and preventive actions to address the observations noted.

On February 10, 2012, we received from the FDA a Form 483, List of Investigational Observations, in connection with its inspection of our Queensbury facility from November 14, 2011 through February 10, 2012. The Form 483 contained 12 observations related to, among other things, our CAPA system, MDR reporting, complaint investigation, corrections and removals, acceptance criteria and training. Some of the observations contained in the Form 483 were repeat observations from the May 27, 2011Warning Letter.

On February 13, 2012, we received from the FDA a Form 483 in connection with its inspection of our Fremont facility from January 12, 2012 through February 13, 2012. The Form 483 contained 6 observations related to, among other things, our CAPA system, design controls, risk management and training.

We have developed a comprehensive Quality Call to Action Program to review and augment our Quality Management Systems at our Queensbury facility, and we have implemented numerous measures outlined in that plan. When we initiated the program in early December 2011, we engaged a team of external regulatory and quality experts and reallocated a significant number of engineering and product development resources to support this corporate initiative. In fiscal 2012, we incurred $2.3 million in costs associated with the Quality Call to Action Program.

We provided responses to FDA within 15 business days of our receipt of the From 483s and we will continue to work closely with FDA to resolve any outstanding issues. Until the items raised in the Warning Letters and during the recent inspections are corrected, we may be subject to additional regulatory action by the FDA, including the issuance of warning letters, injunction, seizure or recall of products, imposition of fines or penalties or operating restrictions on our facilities. Such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results.

In May 2011, we submitted to FDA an application for an Investigational Device Exemption for a clinical trial to study the use of NanoKnife in the treatment of pancreatic cancer. In June 2012, we submitted an amendment to our application to address matters raised by FDA in the course of their review of the application and to propose an expanded and enhanced controlled, randomized trial protocol. In August 2012, we received a disapproval letter from FDA requesting additional information and certain protocol changes. We intend to continue to work with FDA to address the matters raised in the August letter.

CEO and Executive Transitions

On June 13, 2011, we entered into a Separation Agreement with Johannes C. Keltjens, our then President and Chief Executive Officer that provided, among other things, for a lump sum payment in the amount of $930,811 and continuation of health benefits for a period of up to 24 months. Total expenses of $1.0 million associated with this Separation Agreement were included in “Acquisition and items, net” in our statement of operations fiscal 2012. Joseph M. DeVivo commenced employment on September 7, 2011 as President and Chief Executive Officer. During the transition period, Scott J. Solano, Senior Vice President and Chief Technology Officer, assumed the duties of Interim Chief Executive Officer. Mr. Solano resigned from AngioDynamics, effective October, 14, 2011. Expenses of $286 thousand for the relocation of our new CEO and $968 thousand of expenses for transitions in the executive management team are included in “Acquisition and other items, net” in our statement of operations for fiscal 2012. Executive transition costs of $772 thousand were incurred in fiscal 2011.

Expiration of our Distribution Agreement Amendment for LC Bead

The Supply and Distribution Agreement with Biocompatibles UK Limited, which granted us exclusive distribution rights to LC Beads in the United States, expired on December 31, 2011. LC Bead sales were $21.3 million, $28.3 million and $22.4 million in fiscal 2012, 2011 and 2010, respectively which represented 9%, 13% and 10% of total sales for each of the fiscal years.

Amendment of AngioDynamics’ 2004 Stock and Incentive Award Plan

On October 5, 2011, we amended the 2004 Stock and Incentive Award Plan to increase the maximum number of shares of our common stock with respect to which stock options may be granted during any calendar year to any one employee from 200,000 shares to 500,000 shares.

Share Repurchase Program

On October 5, 2011, our Board of Directors authorized the repurchase of up to $20 million of our common stock, prior to May 31, 2012. In fiscal 2012, we purchased 142,305 shares at a cost of approximately $2.1 million.

Closure of UK facility

During the first fiscal quarter of 2012, we made the decision to close our Cambridge, UK facility and transfer the production of lasers to our Queensbury, NY facility. We subsequently extended the date for closing the facility and moving laser manufacturing from December 2011 to December 2012. We estimate the total cost of this project will be approximately $3.4 million. The statement of operations for fiscal 2012 includes $1.8 million in associated costs, which is included in “Acquisition and other items, net”.

Centros

On August 13, 2007, we entered into a Distribution, Manufacturing and Purchase Option Agreement (“the Agreement”) with a company to acquire the exclusive worldwide rights to manufacture and distribute a split tip catheter for the dialysis market we named Centros. The Agreement included the option to purchase certain intellectual property associated with these products in the future. Under this Agreement, we paid royalties on net sales of the products covered in the Agreement. In accordance with the Agreement, we prepaid $3.0 million of royalties based upon the achievement of certain milestones. At May 31, 2011, based on lower than anticipated sales results, we reduced the prepaid royalties to net realizable value which resulted in an impairment loss of $2.3 million recorded in “Acquisition and other items, net” in our fiscal 2011 statement of operations. The remaining balance of $383,000 was included in the caption “Prepaid Royalties” on the balance sheet as of May 31, 2011, to be credited against future royalties due. In August 2011, we sold both the tangible and intangible assets associated with the Centros product, resulting in a gain of $201 thousand which is included in “Acquisition and other items, net” in the statement of operations for fiscal 2012 and the elimination of all related “Prepaid Royalties” on the balance sheet as of May 31, 2012.

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

Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for sales returns and doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we identify. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that the same credit loss rates will be experienced in the future. We write off accounts receivable when they are determined to be uncollectible. For fiscal years 2012, 2011 and 2010, our write offs of accounts receivable have been insignificant.

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of operations. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. As of May 31, 2012, our valuation allowance and net deferred tax asset were approximately $1.2 million and $44.1 million, respectively. We have a total of $159.6 million of Federal net operating loss carryforwards and $201.0 million of state net operating loss carryforwards remaining from acquisitions. These losses could be significantly limited under Internal Revenue Code (“IRC”) Section 382. Our analysis of acquisitions’ ownership changes as defined in IRC Section 382 shows that approximately $28.3 million of remaining Federal net operating losses and $48.4million of remaining state net operating losses will expire prior to utilization. The gross deferred tax asset related to the net operating losses reflects this limitation.

In order to ensure the realizability of our deferred tax assets, we need to generate $8.3 million of taxable income each year for the next seven years, then $7.7 million of taxable income each year for the following four years and finally, $5.3 million of taxable income each year for the final eight years of the remaining nineteen year carryforward period. If we are unable to meet these minimum taxable levels, the deferred tax assets may still be utilized in future years if we can make up previous year taxable income short falls prior to the expiration of the net operating loss carryforwords. We have determined that we have sufficient existing levels of pre-tax earnings to generate sufficient taxable income to realize the net deferred tax assets recorded on our balance sheets.

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

Our Federal net operating loss carryforwards as of May 31, 2012, after considering IRC Section 382 limitations, are $131.3 million. The expiration of the Federal net operating loss carryforwards are as follows: $20.8 million between 2017 and 2021, $9.9 million between 2022 and 2023 and $100.6 million between 2017 and 2031.

Our state net operating loss carryforwards as of May 31, 2012 after considering remaining IRC Section 382 limitations are $152.6 million which expire in various years from 2027 to 2031.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. The Internal Revenue Service (“IRS”) completed an examination of our Federal income tax returns for fiscal years 2006 and 2007 in February 2009 which did not result in a material impact on our results of operations or financial position. During fiscal year 2012, New York State completed an examination of our New York State Franchise Tax returns for fiscal years 2005 to 2008. In relation to this examination, income tax expense in fiscal 2011 includes an out-of-period benefit of $300,000 to correct an error that originated in prior years related to certain state tax credits. Additionally, as a result of the audit, we were able to claim state tax credits of $210,000 that are recorded in fiscal year 2012. Fiscal years 2009 through 2012 remain open to examination by the various tax authorities. We analyzed filing positions in all of the Federal and state jurisdictions where we are required to file income taxes, as well as all open tax years in these jurisdictions and believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments will result in a material adverse effect on our financial condition, results of operations or cash flows.

We do not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

Inventories

Inventories are stated at the lower of cost (at standard cost which approximates the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history, and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. In conjunction with the Navilyst acquisition, the acquired inventory was stepped up to its net realizable value and will be expensed in cost of goods sold in the Statement of Operations based on inventory turns.

Property, Plant and Equipment

We state property, plant and equipment at cost, less accumulated depreciation, and depreciate these assets using the straight-line method over their estimated useful lives. We determine this based on our estimates of the period over which the assets will generate revenue. We evaluate these assets for impairment annually or as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable. Any change in condition that would cause us to change our estimate of the useful lives of a group or class of assets may result in impairment and/or significantly affect depreciation expense on a prospective basis.

Goodwill and Intangible Assets

Intangible assets other than goodwill and acquired IPR&D are amortized over their estimated useful lives, which range between one and 15 years, on either a straight-line basis over the expected period of benefit or as revenues are earned from the sales of the related products. We periodically review the estimated useful lives of our intangible assets and review such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Our determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

Acquired IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.

Our policy defines IPR&D as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires us to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. These methodologies include consideration of the risk of the project not achieving commercial feasibility.

At the time of acquisition, we expect that all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, or delays or issues with patent issuance, or validity and litigation. If commercial viability were not achieved, we would likely look to other alternatives to provide these therapies.

Goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather, are tested for impairment annually or more frequently if impairment indicators arise. We have one intangible asset which has been assigned an indefinite life, the NAMIC trademark, which was recently acquired as part of our acquisition of Navilyst and is valued at $28.6 million. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

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

We completed our annual goodwill impairment test by reporting unit as of December 31, 2011. At December 31, 2011, our reporting units were the same as our reportable segments. We determined our reporting units in accordance with FASB accounting guidance. Our assessment of goodwill impairment indicated that the fair value of each of our reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired. The fair value of Vascular and Oncology/Surgery exceeded its carrying value by 6% and 15%, respectively. The sum of the fair values of the reporting units was reconciled to our current market capitalization (based upon our stock price) plus an estimated control premium of approximately 16% as of December 31, 2011.

In addition, as a result of the decision to terminate the LC Beads distribution contract in December 2011 and our revised expectations of the segment, we performed an interim goodwill impairment test on the Oncology/Surgery segment as of May 31, 2011. Significant assumptions included an EBITDA exit multiple of 7.0 to calculate the terminal value of the Oncology/Surgery reporting unit, which was consistent with previous valuations. In addition, we used a discount rate 22.5% to calculate the fair value compared to 20% in the December valuation. Our assessment of goodwill impairment indicated that the fair value of the reporting unit exceeded its carrying value by 14% and therefore goodwill was not impaired.

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

For fiscal 2012, stock based compensation was $4.1 million pre-tax ($2.7 million after tax). For fiscal 2011, stock based compensation was $4.6 million pre-tax ($2.9 million after tax). For fiscal 2010, stock based compensation was $4.9 million pre-tax ($3.1 million after tax).

Under the provisions of the guidance adopted, we expect to recognize the following future expense for awards granted prior to May 31, 2012:

	Unrecognized Compensation Cost	Weighted- Average Remaining Vesting Period (in years)
Stock options	$5,924,724	2.69
Non-vested stock awards	3,730,256	2.64

	$9,654,980	2.68

Unrecognized compensation cost for stock options is presented net of 12% assumed annual forfeitures.

The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. Guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 88% of our options will vest annually, and we have therefore applied a 12% annual forfeiture rate in determining the stock-based compensation charge recorded. We will re-evaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

For the fiscal years ended May 31, 2012, May 31, 2011 and May 31, 2010, we used the Black-Scholes option-pricing model (“Black-Scholes”) as our method of valuation and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share based payment awards on the date of the grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and a risk-free interest rate. The risk-free interest rate is based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.

We utilize our historical volatility when estimating expected stock price volatility. We use yield rates on U.S. Treasury securities for a period approximating the expected term of the award to estimate the risk-free interest rate. The expected term is based on our actual historical results. The dividend yield is based on the history and expectation of dividend payments. We have not paid dividends in the past nor do we expect to pay dividends in the foreseeable future. Our historical data includes information from May 27, 2004, the date of our initial public offering.

Results of Operations

Our operating results for fiscal 2012, 2011 and 2010 are expressed as a percentage of total net sales in the following table.

	Years ended
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	43.2%	41.7%	41.2%

Gross profit	56.8%	58.3%	58.8%

Operating expenses
Research and development	9.2%	9.9%	8.9%
Sales and marketing	29.1%	26.9%	28.2%
General and administrative	8.3%	8.3%	7.6%
Amortization of intangibles	4.2%	4.3%	4.4%
Acquisition and other items, net	7.3%	3.3%	0.0%

Total operating expenses	58.1%	52.7%	49.1%

Operating (loss) income	(1.3%)	5.5%	9.7%

Other (expenses) income
Interest income	0.5%	0.3%	0.3%
Interest expense	(0.2%)	(0.2%)	(0.3%)
Other (expense) income	(1.3%)	(0.7%)	(0.6%)

Total other (expenses) income, net	(1.0%)	(0.6%)	(0.6%)

(Loss) income before income tax provision	(2.4%)	5.0%	9.1%
Income tax provision	(0.1%)	1.2%	3.4%

Net (loss) income	(2.3%)	3.8%	5.7%

For fiscal 2012, we reported a net loss of $5.1 million, or ($0. 20) loss per basic and diluted common share, on net sales of $221.8 million, compared with the fiscal 2011 results of net income of $8.1 million, or $0.32 per diluted common share, on net sales of $215.8 million. The fiscal 2012 results include among other things, acquisition costs of $11.8 million, $2.3 million in CEO and executive transition costs, and $1.8 million related to the pending closure of the UK facility. The fiscal 2011 results include, in the same line item on the statement of operations, $7.2 million of impairment charges related to our decision to not continue development of the Medron Lightport technology and the write down of Centros prepaid royalties due to lower than anticipated sales. The fiscal 2010 results reported net income of $12.3 million, or $0.50 per diluted common share, on net sales of $216.0 million.

Gross profit was 56.8% in fiscal 2012, 58.3% in fiscal 2011 and 58.8% in fiscal 2010. Fiscal 2012 gross margin was reduced by approximately $2.8 million in product recall costs and approximately $2.3 million in costs relating to the Quality Call to Action program.

For 2012, 2011 and 2010, we were able to use net operating losses (“NOLs”) accumulated by acquired companies to offset the amount of cash we paid for Federal and state income taxes. The cash benefit amounted to approximately $1.1 million, $3.2 million and $7.6 million for the years ended May 31, 2012, May 31, 2011 and May 31, 2010, respectively. Under purchase accounting rules, the use of acquired NOLs is accounted for in deferred tax assets; therefore, the related cash tax savings is not reflected in our provision for income taxes in the statements of operations.

Fiscal years ended May 31, 2012 and May 31, 2011

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and estimated sales returns and allowances. Net sales for fiscal 2012 of $221.8 million, increased 3% over fiscal 2011 sales of $215.8. The Navilyst acquisition contributed $4.8 million in sales for the ten day period ending May 31, 2012 and LC Beads sales decreased by $7.0 million as a result of the ending distribution of the product on December 31, 2011

From a reportable segment perspective, Vascular sales increased 6% to $159.1 million from $149.5 million. The addition of product revenue from the Navilyst acquisition for the ten day period ending May 31, 2012 contributed $4.8 million to the increase in Vascular sales. The remaining increase is primarily attributable to VenaCure EVLT products, reflecting strong demand for procedure kits and the recently introduced 1470 laser. Oncology/Surgery sales were $62.7 million, a decrease of 5% from the prior year. The decrease was primarily attributed to the decrease in LC Beads sales described earlier. Nanoknife sales totaled $11.6 million in fiscal 2012 and $7.3 million in fiscal 2011.

From a geographic perspective, U.S. sales were essentially flat at $188.2 million in fiscal 2012 compared to $188.9 million in fiscal 2011, despite the cessation of the distribution of LC Beads in December 2011. The Navilyst acquisition contributed $4.0 million in US sales. International sales were $33.6 million in fiscal 2012, an increase of 25% from $26.9 million in fiscal 2011. Increased unit sales of Nanoknife products comprised the majority of this increase.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales was 56.8% in fiscal 2012 compared with 58.3% for the prior year period. The decrease in gross profit percentage in fiscal 2012 was attributable to $2.8 million in product recall costs and $2.3 million of costs associated with the Quality Call to Action Program, which reduced gross margin by 1.3 and 1.1 percentage points, respectively.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical,

regulatory and medical affairs and our intellectual property. R&D expenses decreased by $862 thousand, or 4%, to $20.5 million in fiscal 2012 compared to the prior year. The decrease is primarily due to the focus of product development resources on the Quality Call to Action Program and the resulting classification of those costs in our cost of goods sold. As a percentage of net sales, R&D expenses were 9.2% for fiscal 2012, compared with 9.9% for fiscal 2011.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and samples. S&M expenses increased $6.4 million or 11% to $64.5 million in fiscal 2012 compared to $58.1 million in fiscal 2011. This increase is primarily due to increase in commissions in the US sales and increased International sales expenses as we continue to expand our International business. As a percentage of net sales, S&M expenses were 29.1% for fiscal 2012 compared to 26.9% for fiscal 2011.

General and administrative expenses. General and administrative (“G&A”) expenses includes the cost of executive management, finance, accounting, legal, human resources and information technology and the administrative and professional costs associated with those activities. G&A expenses increased $507 thousand, or 3%, to $18.3 million in fiscal 2012 compared to $17.8 million in fiscal 2011 primarily due to increased costs associated with the establishment of G&A functions in our Netherlands office as part of our continued expansion of the International business, expansion of our business development function and to personnel and other infrastructure costs to support our growth. G&A expenses remained constant at 8.3% of net sales in fiscal 2012 compared with the prior year.

Amortization of intangibles. Amortization of intangibles was $9.4 million in fiscal 2012 compared to $9.2 million in fiscal 2011.

Acquisition and other items, net. Acquisition and other items, net totaled $16.2 million in fiscal 2012 and primarily includes $11.8 million in transaction and related costs of the Navilyst acquisition and Microsulis strategic relationship, $2.3 million in costs for CEO and executive transition costs and $1.8 million in costs associated with the decision to close our UK facility. The fiscal 2011 results included, in this line item, a total of $7.2 million in costs, primarily comprised of $6.4 million of impairment charges related to our decision to not continue development of the Medron Lightport technology and the write down of Centros prepaid royalties due to lower than anticipated sales.

Operating (loss) income. We reported an operating loss of $3.0 million for fiscal 2012 compared to operating income of $12.0 million for fiscal 2011

Other income (expenses). Other income and expenses for fiscal 2012 was $2.3 million of net expense, or 1.0% of net sales compared to 2011, which was $1.3 million of net expense, or 0.6% of net sales. The incremental expense is primarily due to costs associated with the extinguishment of an interest rate swap arrangement associated with a credit facility that was paid off in connection with the Navilyst transaction.

Income taxes. Our effective tax rate was 4% for fiscal 2012 compared with 24% for the prior year. The current year rate reflects the impact of non-deductible costs related to the acquisition of Navilyst, the December 31, 2011 expiration of the R&D tax credit, the reduction in the Domestic Production Activities Deduction caused by reduced taxable income and the larger impact of non-deductible expenses also caused by the reduced taxable income in fiscal 2012. The prior year rate reflects the benefit of the retroactive renewal of the R&D tax credit that expired in December 2009, state tax credits and an increase in the Domestic Production Activities Deduction.

During the fiscal third quarter of 2011, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted and retroactively extended the research credit from January 1, 2010 to December 31, 2011. This legislation led to a prior period tax benefit in fiscal 2011 of $161,000 for the research credit generated from January 1, 2010 to May 31, 2010. As of this report date, this credit has not been renewed.

Net (loss) income. For fiscal 2012, we reported net loss of $5.1 million compared to net income of $8.1 million in the prior year.

Investment in Nanoknife Technology. The financial results of our Nanoknife program are recorded in our Oncology/Surgery division. Taking into account the sales and related cost of sales and operating expenses, the net impact of this investment in fiscal 2012 was a $6.4 million reduction in operating and pretax income and $4.2 million or ($0.16) per share after tax compared to fiscal 2011 when the impact was a $4.7 million reduction in operating and pretax income and $3.6 million or ($0.14) per share after tax.

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

Acquisition and other items, net. Acquisition and other items, net totaled $7.2 million in fiscal 2011 and primarily included $6.4 million in impairment charges related to our decision to not continue development of the Medron Lightport technology and the write down of Centros prepaid royalties due to lower than anticipated sales.

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

Investment in Nanoknife Technology. The financial results of our Nanoknife program are recorded in our Oncology/Surgery division. Taking into account the sales and related cost of sales and operating expenses, the net impact of this investment in fiscal 2011 was a $4.7 million reduction in operating and pretax income and $3.6 million or ($0.14) per share after tax, compared with a $9.1 million reduction in operating and pretax income and $5.8 million or ($0.23) per share after tax impact in fiscal 2010.

Liquidity and Capital Resources

Summary of cash flows (in thousands):

	May 31, 2012	May 31, 2011	May 31, 2010
	(in thousands)
Cash provided by (used in):
Operating activities	$11,497	$33,870	$39,959
Investing activities	(176,360)	(48,620)	(11,777)
Financing activities	142,338	1,922	2,718
Effect of exchange rate changes on cash and cash equivalents	49	49	(46)

Net change in cash and cash equivalents	$(22,476)	$(12,779)	$30,854

During the past three years, we have financed our operations primarily through cash flow from operations. As part of the acquisition of Navilyst on May 22, 2012, we entered into a Credit Agreement with a group of banks which provided a $150 million senior secured term loan facility and a $50 million senior secured revolving credit facility. The $150 million in proceeds from the term loan were used to finance the Navilyst acquisition. At May 31, 2012, $40.1 million or 6% of our assets consisted of cash, cash equivalents, escrow receivable and marketable securities. Marketable securities are comprised of U.S. government issued or guaranteed securities, corporate bonds and auction-rate securities. Our current ratio was 2.9 to 1, with working capital of $103.8 million at May 31, 2012 compared to a current ratio of 7.6 to 1, with net working capital of $168.8 million at May 31, 2011. At May 31, 2012, total outstanding debt was $150 million comprised of short and long-term bank debt issued in the financing of the Navilyst acquisition compared with total debt of $6.6 million at May 31, 2011.

In June 2012, we entered in an interest rate swap agreement, with an initial notional amount of $100 million, to limit the effect of variability due to interest rates on the loan. The Swap Agreement, which qualifies for hedge accounting under authoritative guidance, is a contract to exchange floating interest rate payments for fixed interest rate payments of 3.26% of the outstanding balance of loan over the life of the swap agreement without the exchange of the underlying notional amounts.

We generated cash flow from operations of $11.5 million on net loss of $5.1 million for fiscal 2012. Significant non-cash expenses affecting net loss included depreciation and amortization of $13.1 million, and $4.1 million of stock based compensation.

For fiscal 2012, our investing activities used net cash of $176.4 million, primarily as a result of the Navilyst acquisition and the investment in Microsulis, partially offset by net proceeds of marketable securities and available-for-sale short term investments. The prior year investing activities consisted primarily of net purchases of marketable securities of $44.6 million, equipment purchases and building improvements totaling $3.0 million, including completing the furnishing of a facility in Latham, New York and cash used for the acquisition of intangible assets and businesses of $1.1 million. Financing activities added net cash of $142.3 million for fiscal 2012 primarily from the proceeds of new debt related to the Navilyst acquisition.

Our contractual obligations as of May 31, 2012 are set forth in the table below (in thousands). We have no variable interest entities or other off-balance sheet obligations.

	Cash Payments Due By Period as of May 31, 2012
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long term debt and interest	$165,669	$11,533	$77,492	$76,644	$—
Operating leases(1)	11,311	2,405	3,957	2,355	2,594
Purchase obligations(1)	14,520	5,990	7,593	937	—

	$191,500	$19,928	$89,042	$79,936	$2,594

(1)	The non-cancelable operating leases and inventory purchase obligations are not reflected on our consolidated balance sheets under accounting principles generally accepted in the United States of America.

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 impose significant new taxes on medical device makers in the form of a 2.3 percent excise tax on U.S. medical device sales, with certain exemptions, beginning in January 2013. We currently estimate that our fiscal year 2013 excise tax fee, which will impact the last five months of our fiscal 2013, will be approximately $3 million.

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

In June 2011 and December 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for annual periods, and interim periods within those years, beginning after December 15, 2011 (our fiscal year 2013). We are currently evaluating the impact of adoption of this accounting guidance on our consolidated financial statements.

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

In July 2012, the FASB updated the accounting guidance related to testing indefinite-lived intangible assets for impairment. This update permits an entity to first make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The more-likely-than- not threshold is defined as having a likelihood of more than 50%. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012 (our fiscal year 2014) however early adoption is permitted, provided that the entity has not yet performed its annual impairment test or issued its financial statements. We are currently evaluating the impact of adoption of this accounting guidance on our consolidated financial statements.

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

As part of the Navilyst acquisition, we entered into a Credit Agreement with a group of banks which provided for a $150 million senior secured term loan facility and a $50 million senior secured revolving credit facility. The $150 million in proceeds from the term loan were used to finance a portion of the consideration for the acquisition. The revolving facility may be used for general corporate purposes in the future, but were not utilized as of May 31, 2012. Both facilities have five year maturities. The term facility has a quarterly repayment schedule equal to 5%, 5%, 15%, 25% and 50% of its principal amount in years one through five. Interest on both the term loan and revolving loan will be based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, and with the base rate and Eurodollar rate having ranges of 1.0% to 1.75% and 2.0% to 2.75% respectively. In the event of default, the interest rate may be increased by 2.0%. The revolving facility will also carry a commitment fee of 0.30% to 0.50% per year on the unused portion.

The Credit Agreement includes, among other standard provisions, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of (i) consolidated EBITDA minus consolidated capital expenditures to (ii) consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.75 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not more than the applicable ratios as set forth in the Credit Agreement.

Nearly all of our sales have historically been denominated in United States dollars. Although not significant, in late fiscal 2007 we began to make sales in other currencies, particularly the Euro, GB pound and Canadian dollar. Approximately 5% of our sales in fiscal 2012 were denominated in currencies other than the US dollar, primarily the Euro and GB pound. We currently have no significant direct foreign currency exchange risk and such risk in the future is expected to be modest.

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

We are party to legal actions that arise in the ordinary course of business as described in Note O.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us (including our consolidated subsidiaries) in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. We have excluded from our evaluation the internal controls over financial reporting of Navilyst Medical, which we acquired on May 22, 2012. As of May 31, 2012 and for the period from May 22, 2012 through May 31, 2012, total assets and total revenues subject to Navilyst Medical’s internal control over financial reporting represented 17% and 2% of our consolidated total assets and total revenues, respectively.

Based on its assessment and these criteria, subject to the foregoing, management believes that we maintained effective internal control over financial reporting as of May 31, 2012.

Our independent registered public accounting firm has issued an report on the effectiveness of our internal control over financial reporting. That report appears on page 65.

Item 9B.	Other Information

None

Part III

Certain information required by Part III is omitted from this annual report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our annual meeting of Stockholders, currently scheduled for October 22, 2012. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

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

(a)(1) Financial Statements

The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

(2) Financial Statement Schedules

The following consolidated financial statement schedule is included in Part IV of this report:

Schedule II—Valuation and qualifying accounts	106

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits	108

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

AngioDynamics, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AngioDynamics, Inc. and its subsidiaries at May 31, 2012 and May 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A under Management’s Report on Internal Control over Financial Reporting.

Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Navilyst from its assessment of internal control over financial reporting as of May 31, 2012 because it was acquired by the Company in a business combination on May 22, 2012. We have also excluded Navilyst from our audit of internal control over financial reporting. Navilyst is a wholly-owned subsidiary whose total assets and total revenues represent 17% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended May 31, 2012.

/s/ PricewaterhouseCoopers LLP

Albany, New York

August 14, 2012

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended
	May 31, 2012	May 31, 2011	May 31, 2010
Net sales	$221,787	$215,750	$216,035
Cost of sales	95,829	90,047	89,066

Gross profit	125,958	125,703	126,969

Operating expenses
Research and development	20,511	21,373	19,275
Sales and marketing	64,505	58,123	60,923
General and administrative	18,334	17,828	16,437
Amortization of intangibles	9,406	9,234	9,463
Acquisition and other items, net	16,164	7,182	—

Total operating expenses	128,920	113,740	106,098

Operating (loss) income	(2,962)	11,963	20,871

Other (expenses) income
Interest income	1,090	737	713
Interest expense	(508)	(499)	(672)
Other expense	(2,902)	(1,503)	(1,293)

Total other (expenses) income, net	(2,320)	(1,265)	(1,252)

(Loss) income before income tax provision	(5,282)	10,698	19,619
Income tax (benefit) provision	(188)	2,581	7,307

Net (loss) income	$(5,094)	$8,117	$12,312

(Loss) earnings per share
Basic	$(0.20)	$0.33	$0.50

Diluted	$(0.20)	$0.32	$0.50

Basic weighted average shares outstanding	25,382	24,870	24,580
Diluted weighted average shares outstanding	25,382	25,133	24,787

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	May 31, 2012	May 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,508	$45,984
Escrow receivable	2,500	—
Marketable securities, at fair value	14,070	85,558

Total cash, cash equivalents, escrow receivable and marketable securities	40,078	131,542
Accounts receivable, net of allowances of $933 and $485, respectively	48,588	27,141
Inventories	55,823	28,126
Deferred income taxes	4,923	2,821
Prepaid expenses and other	9,826	4,675

Total current assets	159,238	194,305
PROPERTY, PLANT AND EQUIPMENT-AT COST, net	55,915	23,804
OTHER ASSETS	10,707	2,823
INTANGIBLE ASSETS, net	147,266	48,037
GOODWILL	308,912	161,951
DEFERRED INCOME TAXES, long term	39,198	5,835
PREPAID ROYALTIES	533	666

TOTAL ASSETS	$721,769	$437,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$29,200	$11,391
Accrued liabilities	18,722	13,841
Current portion of long-term debt	7,500	275

Total current liabilities	55,422	25,507
LONG-TERM DEBT, net of current portion	142,500	6,275
Other long term liabilities	327	—

Total liabilities	198,249	31,782

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 34,826,531 and 24,985,657 shares, respectively	348	250
Additional paid-in capital	496,375	371,393
Retained earnings	30,175	35,269
Treasury stock, 142,305 shares, at cost	(2,104)	—
Accumulated other comprehensive loss	(1,274)	(1,273)

Total stockholders’ equity	523,520	405,639

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$721,769	$437,421

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE

INCOME

Years ended May 31, 2012, May 31, 2011, and May 31, 2010

(in thousands, except share data)

			Additional paid in capital	Retained earnings	Accumulated other comprehensive loss			Total	Comprehensive income/(loss)
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balance at May 31, 2009	24,428,209	$245	$358,014	$14,840	$(905)	—	$—	$372,194
Net Income				12,312				12,312	$12,312
Exercise of stock options	172,377	1	1,723					1,724
Tax effect of exercise of stock options			(366)					(366)
Issuance of performance shares, net	32,080		(55)					(55)
Purchase of common stock under Employee Stock Purchase Plan	114,479	1	1,152					1,153
Stock-based compensation			4,876					4,876
Unrealized loss on marketable securities, net of tax of $82					(140)			(140)	(140)
Unrealized loss on interest rate swap, net of tax of $3					(5)			(5)	(5)
Foreign currency translation					(344)			(344)	(344)

Comprehensive income									$11,823
Balance at May 31, 2010	24,747,145	$247	$365,344	$27,152	$(1,394)	—	$—	$391,349
Net Income				8,117				8,117	$8,117
Exercise of stock options	106,858	1	976					977
Tax effect of exercise of stock options			(639)					(639)
Issuance of performance shares, net	46,727	1	—					1
Purchase of common stock under Employee Stock Purchase Plan	84,927	1	1,103					1,104
Stock-based compensation			4,609					4,609
Unrealized loss on marketable securities, net of tax of $15					(26)			(26)	(26)
Unrealized gain on interest rate swap, net of tax of $2					3			3	3
Foreign currency translation					144			144	144

Comprehensive income									$8,238
Balance at May 31, 2011	24,985,657	$250	$371,393	$35,269	$(1,273)	—	$—	$405,639
Net Loss				(5,094)				(5,094)	$(5,094)
Exercise of stock options	193,684	2	2,155					2,157
Tax effect of exercise of stock options			(295)					(295)
Issuance of performance shares, net	64,221							—
Purchase of common stock under Employee Stock Purchase Plan	103,362	1	1,201					1,202
Shares issued pursuant to acquisition	9,479,607	95	117,831					117,926
Purchase of common stock for treasury						(142,305)	(2,104)	(2,104)
Stock-based compensation			4,090					4,090
Unrealized loss on marketable securities, net of tax of $38					(65)			(65)	(65)
Elimination of unrealized gain on interest rate swap, net of tax of $(121)					204			204	204
Foreign currency translation					(140)			(140)	(140)

Comprehensive loss									$(5,095)

Balance at May 31, 2012	34,826,531	$348	$496,375	$30,175	$(1,274)	(142,305)	$(2,104)	$523,520

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended
	May 31, 2012	May 31, 2011	May 31, 2010
Cash flows from operating activities:
Net (loss) income	$(5,094)	$8,117	$12,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,056	12,579	12,459
Amortization of bond discount	707	52	68
Tax effect of exercise of stock options and issuance of performance shares	(309)	(741)	(529)
Deferred income tax provision	(652)	(840)	5,877
Stock based compensation	4,090	4,609	4,876
Imputed interest	—	—	153
Changes in accounts receivable allowances	118	(73)	(44)
Unrealized loss from foreign exchange	(172)	(104)	(301)
Loss on impairment of intangible assets	—	6,410	—
Other	1,321	55	57
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,496)	2,770	(2,613)
Inventories	(1,091)	1,418	7,429
Prepaid expenses and other	(4,654)	2,050	(1,307)
Accounts payable and accrued liabilities	6,673	(2,432)	1,522

Net cash provided by operating activities	11,497	33,870	39,959

Cash flows from investing activities:
Additions to property, plant and equipment	(2,492)	(2,957)	(5,042)
Acquisition of intangible assets and businesses, net of cash acquired	(237,867)	(1,086)	(5,411)
Other cash flows from investing activities	(4,000)	(182)	—
Change in escrow receivable	(2,500)	—	—
Purchases of marketable securities	(123,614)	(168,476)	(42,436)
Proceeds from sale or maturity of marketable securities	194,113	124,081	41,112

Net cash used in investing activities	(176,360)	(48,620)	(11,777)

Cash flows from financing activities:
Repayment of long-term debt	(6,550)	(260)	(265)
Proceeds from issuance of long-term debt	150,000	—	—
Proceeds from exercise of stock options and ESPP	3,356	2,080	2,875
Deferred financing costs on long-term debt	(2,378)	—	—
Repurchase of common stock for treasury	(2,104)	—	—
Tax effect of the exercise of stock options and issuance of performance shares	14	102	108

Net cash provided by financing activities	142,338	1,922	2,718

Effect of exchange rate changes on cash and cash equivalents	49	49	(46)

(Decrease) increase in cash and cash equivalents	(22,476)	(12,779)	30,854
Cash and cash equivalents
Beginning of year	45,984	58,763	27,909

End of year	$23,508	$45,984	$58,763

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Years ended
	May 31, 2012	May 31, 2011	May 31, 2010
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$438	$476	$452
Income taxes	2,832	826	4,563

Supplemental disclosure of non-cash operating, investing and financing activities:
Contractual obligations in acquisition of intangibles and business	$217	$1,909	$—
Equity issued in acquisition of intangible and business	117,926	—	—

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012 and May 31, 2011

NOTE A—BASIS OF PRESENTATION, BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Presentation and Description of Business

The consolidated financial statements include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, AngioDynamics UK Limited, AngioDynamics Netherlands B. V. since February 2, 2011 and NM Holding Company, Inc. (Navilyst) since May 22, 2012 (collectively, the “Company”). All intercompany balances and transactions have been eliminated. We are primarily engaged in the design, development, manufacture and marketing of medical products used in minimally invasive, image-guided procedures to treat peripheral vascular disease, or PVD, and local oncology therapy options for treating cancer, including radiofrequency ablation, or RFA, systems, NanoKnife Ablation Systems, surgical resection systems and embolization products for treating benign and malignant tumors.

Prior to fiscal 2011, we reported our results of operations as three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. At the beginning of fiscal 2011, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division. The Vascular segment is responsible for products targeting the fluid management, venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology /Surgery segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

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

Acquisition of Navilyst

On May, 22, 2012, we completed the acquisition of privately-held Navilyst, a global medical device company with strengths in the vascular access, interventional radiology and interventional cardiology markets. The acquisition and related transaction costs were financed through the issuance of approximately 9.5 million shares of our common stock, $150 million in drawn acquisition debt financing and $97 million of cash. Based on the closing price of our stock of $12.44 on the day prior to the transaction, the purchase price was approximately $362 million.

The fiscal 2012 results include approximately $11.2 million in transaction and related costs for the Navilyst acquisition. These costs are included in “Acquisition and other items, net” in the statement of operations.

With the issuance of common stock related to the acquisition, as of May 31, 2012 we have approximately 34.8 million shares of common stock outstanding. Investment funds affiliated with Avista Capital Partners, former owners of Navilyst, received approximately 9.5 million shares of our common stock and as of May 31, 2012 hold approximately 27% of our outstanding shares. Investment funds affiliated with Avista Capital Partners entered into a stockholders agreement with us as part of the transaction and also received the right to appoint two additional seats on our existing Board of Directors.

To satisfy any working capital adjustment and potential indemnification claims that may arise, $20 million of purchase consideration has been placed in escrow, including approximately $14.9 million in cash and

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

approximately 415 thousand shares of common stock, determined based on the closing price of $12.44 on the day prior to the transaction. The indemnification claims period will terminate on July 15, 2013. At May 31, 2012, we have $2.5 million of receivable related to the working capital adjustment recorded as escrow receivable on the balance sheet. Such receivable is the subject of ongoing negotiation between the parties and there can be no assurance it will be realized.

Investment in Microsulis Medical Ltd

On March 22, 2012, we established a strategic relationship with Microsulis Medical Ltd., a U.K.-based company specializing in the minimally-invasive, microwave ablation technology for the coagulation of soft tissue which has systems in more than 80 hospitals worldwide.

The relationship includes a $5 million investment in Microsulis through the purchase of senior preferred stock, representing a 14.3% ownership position, exclusive distribution rights to market and sell their microwave ablation systems in all markets outside the United States from May 2012 through December 2013, and an exclusive option to purchase at any time until September 22, 2013, substantially all of the global assets of Microsulis Medical, Ltd. This has been accounted for as a cost method investment. The $5 million investment is included in intangible assets and other non -current assets on the balance sheet at May 31, 2012. Fees related to this transaction of approximately $604 thousand are included in “Acquisition and other items, net” in the statement of operations for fiscal 2012.

See Note C for further discussion of acquisitions.

Regulatory Matters

On January 24, 2011 we received a Warning Letter from the U.S. Food and Drug Administration, or FDA, in connection with our marketing of the NanoKnife System. In the Warning Letter the FDA states that certain statements we made, including those on our company website, promote the use of the NanoKnife System beyond its currently cleared indications. Upon receipt of the Warning Letter, we promptly responded to FDA and completed corrective and preventative actions to address the matters raised. We believe the matters raised by the FDA in the Warning Letter are fully resolved.

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

On February 10, 2012, we received from the FDA a Form 483, List of Investigational Observations, in connection with their inspection of our Queensbury facility from November 14, 2011 through February 10, 2012. The Form 483 contained 12 observations related to, among other things, our CAPA system, MDR reporting, complaint investigation, corrections and removals, acceptance criteria and training. Some of the observations contained in the Form 483 were repeat observations from the May 27, 2011 Warning Letter.

On February 13, 2012, we received from the FDA a Form 483 in connection with their inspection of our Fremont facility from January 12, 2012 through February 13, 2012. The Form 483 contained 6 observations related to, among other things, our CAPA system, design controls, risk management and training.

We have developed a comprehensive Quality Call to Action Program to review and augment our Quality Management Systems at our Queensbury facility, and we have implemented numerous measures outlined in that plan. When we initiated the program in early December 2011, we engaged a team of external regulatory and

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

quality experts and reallocated a significant number of engineering and product development resources to support this corporate initiative. In fiscal 2012, we incurred $2.3 million of expense associated with the Quality Call to Action Program.

We provided responses to the FDA to the Form 483s within 15 business days from the date we received them. We will continue to work closely with the FDA to resolve any outstanding issues. Until the items raised in the Warning Letters and during the recent inspections are corrected, we may be subject to additional regulatory action by the FDA, including the issuance of warning letters, injunction, seizure or recall of products, imposition of fines or penalties or operating restrictions on our facilities and any such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results.

In May 2011, we submitted to FDA an application for an Investigational Device Exemption for a clinical trial to study the use of NanoKnife in the treatment of pancreatic cancer. In June 2012, we submitted an amendment to our application to address matters raised by FDA in the course of their review of the application and to propose an expanded and enhanced controlled, randomized trial protocol. In August 2012, we received a disapproval letter from FDA requesting additional information and certain protocol changes. We intend to continue to work with FDA to address the matters raised in the August letter.

CEO and Executive Transitions

On June 13, 2011, we entered into a Separation Agreement with Johannes C. Keltjens, our then President and Chief Executive Officer that provided, among other things, for a lump sum payment in the amount of $930,811 (subject to applicable withholdings and deductions) and continuation of health benefits for a period of up to 24 months. Total expenses of $1.0 million associated with this Separation Agreement were included in “Acquisition and other items, net” in our statement of operations fiscal 2012. Joseph M. DeVivo commenced employment on September 7, 2011 as President and Chief Executive Officer. During the transition period, Scott J. Solano, Senior Vice President and Chief Technology Officer, assumed the duties of Interim Chief Executive Officer. Mr. Solano resigned from AngioDynamics, effective October, 14, 2011. Expenses of $286 thousand for the relocation of our new CEO and $968 thousand of expenses for transitions in the executive management team are included in “Acquisition and other items, net” in our statement of operations for fiscal 2012. Comparably, expenses of $772 thousand of expenses for transitions in the executive management team were included in our statement of operations for fiscal 2011.

Expiration of our Distribution Agreement Amendment for LC Bead

The Supply and Distribution Agreement with Biocompatibles UK Limited, which granted us exclusive distribution rights to LC Beads in the United States, expired on December 31, 2011. LC Bead sales were $21.3 million or 9% of total sales for the fiscal year ended May 31, 2012, $28.3 million or 13 % of total sales for the fiscal year ended May 31, 2011 and $ 22.4 million or 10% of total sales for the fiscal year ended May 31, 2010.

Amendment of AngioDynamics’ 2004 Stock and Incentive Award Plan

On October 5, 2011, we amended the 2004 Stock and Incentive Award Plan to increase the maximum number of shares of our common stock with respect to which stock options may be granted during any calendar year to any one employee from 200,000 shares to 500,000 shares. See Note N to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

Share Repurchase Program

On October 5, 2011, our Board of Directors authorized the repurchase of up to $20 million of our common stock, prior to May 31, 2012. During the fiscal year ended May 31, 2012, we purchased 142,305 shares at a cost of approximately $2.1 million. See Note N to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

Closure of UK facility

During the first fiscal quarter of 2012, we made the decision to close our Cambridge, UK facility and transfer the production of lasers to our Queensbury, NY facility. We have extended the date for closing the UK facility and moving laser manufacturing from December 2011 to December 2012. We estimate the total cost of this project will be approximately $3.4 million. The statement of operations for fiscal 2012 includes charges of $1.8 million for costs incurred associated with this closure which is included in “Acquisition and other items, net”.

2. Fiscal Year

We report on a fiscal year ending May 31.

3. Cash and Cash Equivalents

We consider all unrestricted highly liquid investments purchased with an initial maturity of less than three months to be cash equivalents. We maintain cash and cash equivalent balances with financial institutions in the United States in excess of amounts insured by the Federal Deposit Insurance Corporation.

4. Marketable Securities

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and are reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. During fiscal years 2012, 2011 and 2010, we had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.

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

May 31, 2012 and May 31, 2011

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

8. Goodwill and Intangible Assets

Intangible assets other than goodwill and acquired IPR&D are amortized over their estimated useful lives, which range between one and 11 years, on either a straight-line basis over the expected period of benefit or as revenues are earned from the sales of the related products. We periodically review the estimated useful lives of our intangible assets and review such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Our determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

Acquired IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.

Our policy defines IPR&D as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires us to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. These methodologies include consideration of the risk of the project not achieving commercial feasibility.

At the time of acquisition, we expect that all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, or delays or issues with patent issuance, or validity and litigation. If commercial viability were not achieved, we would likely look to other alternatives to provide these therapies.

Goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather, are tested for impairment annually or more frequently if impairment indicators arise. We have one intangible asset which

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

has been assigned an indefinite life, the NAMIC trademark that was recently acquired as part of our acquisition of Navilyst, and is valued at $28.6 million. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

We test goodwill for impairment during the third quarter of every fiscal year and when an event occurs or circumstances change such that it is reasonably possible that impairment exists. The impairment test requires a comparison of the estimated fair value of the reporting unit to which the goodwill is assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of the reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge. Our determination of impairment is based on estimates of future cash flows. We test goodwill for impairment during the third quarter of every fiscal year, or more frequently if impairment indicators arise. Events that could, in the future, result in impairment include, but are not limited to, sharply declining sales for a significant product or in a significant geographic region.

9. Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the SEC’s authoritative guidance on revenue recognition which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Decisions relative to criterion (iii) regarding collectability are based upon our judgments, as discussed under “Accounts Receivable” above, and should conditions change in the future and cause us to determine this criterion is not met, our results of operations may be affected. We recognize revenue, net of sales taxes assessed by any governmental authority, as products are shipped, based on F.O.B. shipping point terms when title and risk of loss passes to customers. We negotiate shipping and credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved by us and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least 12 months remaining prior to its expiration date.

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

10. Research and Development

Research and development costs, including salaries, consulting fees, building costs, utilities, administrative expenses and an allocation of corporate costs are related to developing new products, enhancing existing products, validating new and enhanced products and managing clinical, regulatory and medical affairs and our intellectual property and are expensed as incurred.

11. Shipping and Handling Costs

Shipping and handling costs, associated with the distribution of finished products to customers, are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer. Amounts charged to customers for shipping are recorded in net sales.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

12. Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets, if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period which includes the enactment date. The deferred tax asset includes net operating losses acquired as part of the acquisitions of Rita and Navilyst. These losses could be significantly limited under Internal Revenue Code (“IRC”) Section 382. An analysis of RITA’s ownership changes as defined in IRC Section 382 shows that approximately $15.8 million (of which $7.1 million had expired as of May 31, 2012) of federal net operating losses will not be utilized due to limitations. In addition, it is estimated that $11.8 million of Rita state net operating losses will expire prior to utilization. A similar analysis of Navilyst’s ownership changes as defined in IRS Section 382 shows that approximately $19.6 million of federal net operating losses will not be utilized due to limitations. In addition, it is estimated that $35.9 million of Navilyst’s state net operating losses will expire prior to utilization. The gross deferred tax asset related to the net operating losses reflects these limitations.

We intend to reinvest indefinitely any of our unrepatriated foreign earnings as of May 31, 2012. We have not provided for U.S. income taxes on these undistributed earnings of our foreign subsidiaries because we consider such earnings to be reinvested indefinitely outside the United States. If these earnings were distributed, we may be subject to both foreign withholding taxes and U.S. income taxes. Determination of the amount of this unrecognized deferred income tax liability is not practical.

13. Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, short-term and long-term debt. The prior year included two interest rate swap agreements which were terminated in fiscal year 2012. The carrying amount of these instruments approximates fair value due to the immediate or short-term maturities or, with respect to our debt and related interest rate swaps, variable interest rates associated with these instruments. The interest rate swap agreements had been recorded at their fair value based on a valuation received from an independent third party. Marketable securities are carried at their fair value as determined by quoted market prices.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

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

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently only includes auction rate securities where independent pricing information was not able to be obtained. Our investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable since these auction rate securities issued by New York state and local government authorities failed auction. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value for all periods presented. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements using inputs considered as:
	Level 1	Level 2	Level 3	Fair Value at May 31, 2012
Financial Assets
Cash equivalents
Money market funds	$4,762	$—	$—	$4,762

Total	$4,762	$—	$—	$4,762
Marketable securities
Corporate bond securities	$—	$6,371	$—	6,371
U.S. government agency obligations	—	5,849	1,850	7,699

Total	—	12,220	1,850	14,070

Total Financial Assets	$4,762	$12,220	$1,850	$18,832

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

At May 31, 2012, there were no financial liabilities measured at fair value since the interest rate swap arrangements were paid off during May 2012.

	Fair Value Measurements using inputs considered as:
	Level 1	Level 2	Level 3	Fair Value at May 31, 2011
Financial Assets
Cash equivalents
Money market funds	$11,719	$—	$—	$11,719
Corporate bond securities	—	20,995	—	20,995

Total	$11,719	$20,995	$—	$32,714

Marketable securities
Corporate bond securities	$—	$46,155	$—	46,155
U.S. government agency obligations	—	37,553	1,850	39,403

Total	—	83,708	1,850	85,558

Total Financial Assets	$11,719	$104,703	$1,850	$118,272

Financial Liabilities
Interest rate swap agreements	$—	$1,028	$—	$1,028

Total Financial Liabilities	$—	$1,028	$—	$1,028

There were no changes in the level 3 fair value instruments during fiscal 2012 or 2011.

15. Derivative Financial Instruments

We are exposed to market risk due to changes in interest rates. To reduce this risk, we periodically enter into certain derivative financial instruments to hedge the underlying economic exposure. We use derivative instruments as part of our interest rate risk management strategy. The derivative instruments used are floating-to-fixed rate interest rate swaps, which are subject to cash flow hedge accounting treatment. We recognized interest expense of $61,000, $37,000 and $70,000 for the fiscal 2012, 2011 and 2010 periods, respectively, on the cash flow hedge. The cash flow hedge was terminated in May 2012 in conjunction with the early payoff of the related debt.

In accordance with authoritative guidance on Accounting for Derivatives and Hedging Activities, as amended, our 2002 interest rate swap agreement qualified for hedge accounting under GAAP and the 2006 interest rate swap agreement did not. Both were presented in the consolidated financial statements at their fair value. Changes in the fair value of derivative financial instruments were either recognized periodically in income or in stockholders’ equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of hedged items that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss). Both the 2002 and the 2006 swap agreements were terminated in May 2012 in conjunction with the early payoff of the related debt.

In June 2012, we entered in an interest rate swap agreement, with an initial notional amount of $100 million, to limit the effect of variability due to interest rates on the loan. The Swap Agreement, which qualifies for hedge

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

accounting under authoritative guidance, is a contract to exchange floating interest rate payments for fixed interest rate payments of 3.26% of the outstanding balance of the loan over the life of the agreement without the exchange of the underlying notional amounts.

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

The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. Guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 88% of our options will vest annually, and we have therefore applied a 12% annual forfeiture rate in determining the stock-based compensation charge recorded. We will re-evaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

For the fiscal years ended May 31, 2012, May 31, 2011 and May 31, 2010, we used the Black-Scholes option-pricing model (“Black-Scholes”) as our method of valuation and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share based payment awards on the date of the grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and a risk-free interest rate. The risk-free interest rate is based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.

We utilize our historical volatility when estimating expected stock price volatility. We use yield rates on U.S. Treasury securities for a period approximating the expected term of the award to estimate the risk-free interest rate. The expected term is based on our actual historical experience. The dividend yield is based on the history and expectation of dividend payments. We have not paid dividends in the past nor do we expect to pay dividends in the foreseeable future. Our historical data includes information from May 27, 2004, the date of our initial public offering.

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

Excluded from the calculation of diluted earnings per common share are options and restricted stock units issued to employees and non-employees to purchase 2,347,426 shares of common stock at May 31, 2012 as their

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

inclusion would be anti-dilutive compared with options and restricted stock units issued to employees and non-employees to purchase 1,991,023 shares of common stock at May 31, 2011. For the period ending May 31, 2010, options and restricted stock units issued to employees and non-employees to purchase 2,325,215 shares of common stock were excluded from the calculation of diluted earnings per common share as their inclusion would be anti-dilutive.

The following table sets forth the reconciliation of the weighted-average number of common shares:

	2012	2011	2010
Basic	25,382,293	24,870,005	24,580,483
Effect of dilutive securities	—	262,758	206,358

Diluted	25,382,293	25,132,763	24,786,841

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

19. Supplier Concentrations

We were dependent on a third party supplier for our embolization product, LC Bead, which accounted for approximately 9% of our sales in fiscal 2012. The agreement to distribute this product ended December 31, 2011. We are dependent on a third-party manufacturer for a substantial portion of our dialysis catheters. In fiscal 2012, products purchased from this supplier accounted for approximately 10% of total product purchases and sales of these products accounted for approximately 4% of our sales. We are dependent upon the ability of our suppliers to provide products on a timely basis and on favorable pricing terms. The loss of our principal suppliers or a significant reduction in product availability from these suppliers could have a material adverse effect on us. We believe that our relationships with these suppliers are satisfactory.

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

May 31, 2012 and May 31, 2011

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

In June 2011 and December 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for annual periods, and interim periods within those years, beginning after December 15, 2011 (our fiscal year 2013). We are currently evaluating the impact of adoption of this accounting guidance on our consolidated financial statements.

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

In July 2012, the FASB updated the accounting guidance related to testing indefinite-lived intangible assets for impairment. This update permits an entity to first make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The more-likely-than- not threshold is defined as having a likelihood of more than 50%. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012 (our fiscal year 2014) however early adoption is permitted, provided that the entity has not yet performed its annual impairment test or issued its financial statements. We are currently evaluating the impact of adoption of this accounting guidance on our consolidated financial statements.

NOTE B—COMPREHENSIVE INCOME

We record comprehensive income in accordance with authoritative guidance which requires unrealized holding gains or losses on available-for-sale securities and certain derivative instruments, net of tax, and foreign

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

currency translation to be included in accumulated other comprehensive loss, as a separate component of stockholders’ equity. The components of accumulated comprehensive loss, which include unrealized gains and losses on available for sale securities, changes in the fair value of the 2002 interest rate swap , and foreign currency translation losses, are detailed in our accompanying consolidated statements of stockholders’ equity and comprehensive income. At May 31, 2012 and May 31, 2011, the components of accumulated other comprehensive loss, net of related tax, are as follows:

	May 31, 2012	May 31, 2011
	(in thousands)
Cumulative income (loss) on interest rate swap	$—	$(204)
Unrealized holding (loss) gain on marketable securities	(56)	9
Foreign Currency Translation	(1,218)	(1,078)

Accumulated other comprehensive loss	$(1,274)	$(1,273)

NOTE C—ACQUISITIONS

Acquisition of Navilyst

On May, 22, 2012, we completed the acquisition of privately-held Navilyst, a global medical device company with strengths in the vascular access, interventional radiology and interventional cardiology markets. The acquisition and related transaction costs were financed through the issuance of approximately 9.5 million shares of our common stock, $150 million in drawn acquisition debt financing and $97 million of cash. (See Note L for additional information). Based on the closing price of our stock of $12.44 on the day prior to the transaction, the purchase price was approximately $362 million.

The fiscal 2012 results include approximately $11.2 million in transaction and related costs for the Navilyst acquisition. These costs are included in “Acquisition and other items, net” in the statement of operations.

With the issuance of common stock related to the acquisition, as of May 31, 2012 we have approximately 34.8 million shares of common stock outstanding. Investment funds affiliated with Avista Capital Partners, former owners of Navilyst, received approximately 9.5 million shares of our common stock and as of May 31, 2012 hold approximately 27% of our outstanding shares. Investment funds affiliated with Avista Capital Partners entered into a stockholders agreement with us as part of the transaction and also received the right to appoint two additional seats on our existing Board of Directors.

To satisfy any working capital adjustment and potential indemnification claims that may arise, $20 million of purchase consideration has been placed in escrow, including approximately $14.9 million in cash and approximately 415 thousand shares of common stock, determined based on the closing price of $12.44 on the day prior to the transaction. The indemnification claims period will terminate on July 15, 2013. At May 31, 2012, we have $2.5 million of receivable related to the working capital adjustment recorded as escrow receivable on the balance sheet. Such receivable is the subject of ongoing negotiation between the parties and there can be no assurance it will be realized.

The purchase price was approximately $362 million. Goodwill recorded as a result of the acquisition was $147 million. Intangible assets acquired, other than goodwill, totaled approximately $107.1 million of which $49.4 million has been identified as customer relationships (15-year weighted average useful life), $32.5 million of trademarks (of which $28.6 million has been determined to have an indefinite useful life and the remaining $3.9 million has a 7-year weighted average useful life), $15.1 million of in-process, research and development (indefinite useful life), and $10.1 million of technology (6-year weighted average useful life).

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

The IPR&D assets, which are accounted for as indefinite-lived intangible assets, represent the development of a bio-medical polymer additive for use in PICC and other vascular access product lines and a power injectable port which are valued at $12.1 million and $3.0 million, respectively. The launch of these product offerings in the United States are currently expected to occur in fiscal 2013, subject to regulatory approvals. The fair value of these intangible assets was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk–adjusted discount rate.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

May 22, 2012
Cash and cash equivalents	$7,683
Accounts receivable	19,069
Inventories	26,851
Prepaid expenses and other current assets	5,503
Property, plant and equipment	34,017
Deferred tax assets	32,827
Goodwill	146,961
Intangibles	107,100
Other long-term assets	498

Total assets acquired	380,509
Liabilities assumed	(18,287)

Total net assets acquired	$362,222

The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the acquired assets and liabilities. Any adjustment to the purchase price allocation will be made as soon as practicable but no later than one year from May 22, 2012, the acquisition date.

The following supplemental unaudited pro forma information presents our financial results as if the acquisition of Navilyst had occurred on June 1, 2010 (in thousands):

	For the Years Ended May 31
	2012	2011
	(unaudited)
Net sales	$365,357	$369,381

Net Income	$3,897	$(2,786)

The above unaudited pro forma information was determined based on historical GAAP results of AngioDynamics and Navilyst. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been if the acquisition was completed on June 1, 2010. The unaudited pro forma consolidated net income primarily reflects adjustments of:

(i)	exclusion of $17.6 million of transaction costs and restructuring charges for both AngioDynamics and Navilyst for the year ended May 31, 2012, which are directly attributable to the transaction and inclusion of these charges for the year ended May 31, 2011;

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

(ii)	inclusion of $3.8 million of inventory step-up directly related to the transaction for the year ended May 31, 2011;
(iii)	inclusion of $4.7 million of interest expense associated with the $150 million credit facility associated with the transaction for the years ended May 31, 2012 and 2011; and
(iv)	tax effecting the unaudited pro forma consolidated net income and adjustments for the years ended May 31, 2012 and 2011.

Investment in Microsulis Medical Ltd

On March 22, 2012, we established a strategic relationship with Microsulis Medical Ltd., a U.K.-based company specializing in the minimally-invasive, microwave ablation technology for the coagulation of soft tissue which has systems in more than 80 hospitals worldwide.

The relationship includes a $5 million investment in Microsulis through the purchase of senior preferred stock, representing a 14.3% ownership position, exclusive distribution rights to market and sell their microwave ablation systems in all markets outside the United States from May 2012 through December 2013, and an exclusive option to purchase at any time until September 22, 2013, substantially all of the global assets of Microsulis Medical, Ltd. This has been accounted for as a cost method investment. The $5 million investment is included in intangible assets and other non-current assets on the balance sheet at May 31, 2012. Fees related to this transaction of approximately $604 thousand are included in “Acquisition and other items, net” in the statement of operations for fiscal 2012.

NOTE D—MARKETABLE SECURITIES AND INVESTMENTS

Marketable securities as of May 31, 2012 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)
Available-for-sales securities
U.S. government agency obligations	$7,739	$5	$(45)	$7,699
Corporate bond securities	6,516	10	(155)	6,371

	$14,255	$15	$(200)	$14,070

Marketable securities as of May 31, 2011 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)
Available-for-sales securities
U.S. government agency obligations	$39,443	$36	$(77)	$39,402
Corporate bond securities	46,198	33	(75)	46,156

	$85,641	$69	$(152)	$85,558

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

The amortized cost and fair value of marketable securities at May 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair Value
	(in thousands)
As of May 31, 2012:
Due in one year or less	$4,100	$3,959
Due after one through five years	8,305	8,261
Due after five through twenty years	1,850	1,850

	$14,255	$14,070

NOTE E—INVENTORIES

Inventories consist of the following:

	May 31, 2012	May 31, 2011
	(in thousands)
Raw materials	$18,984	$10,870
Work in process	9,504	2,677
Finished goods	27,335	14,579

Inventories	$55,823	$28,126

NOTE F—PREPAID EXPENSES AND OTHER

Prepaid expenses and other consist of the following:

	May 31,	May 31,
	2012	2011
	(in thousands)
Income and other taxes	$3,206	$605
Deposits	3,187	1,805
Trade shows	660	565
Software licenses	407	161
Licensee fees	364	—
Insurance	343	576
Rent	107	89
Interest receivable	100	174
Other	1,452	700

Total	$9,826	$4,675

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

NOTE G—PROPERTY, PLANT AND EQUIPMENT, AT COST

Property, plant and equipment are summarized as follows:

	Estimated useful lives	May 31, 2012	May 31, 2011
	(in thousands)
Building and building improvements	39 years	$29,743	$14,923
Machinery and equipment	3 to 8 years	27,618	17,319
Computer software and equipment	3 to 5 years	16,501	10,319
Construction in progress		3,454	849

		77,316	43,410
Less accumulated depreciation and amortization		(22,430)	(20,050)

		54,886	23,360
Land and land improvements		1,029	444

		$55,915	$23,804

Depreciation expense for fiscal 2012, 2011 and 2010 was $3,631,000, $3,345,000 and $2,996,000, respectively.

NOTE H—GOODWILL AND INTANGIBLE ASSETS

Intangible assets other than goodwill are amortized over their estimated useful lives, which range between one and 11 years, on either a straight-line basis over the expected period of benefit or as revenues are earned from the sales of the related products. We periodically review the estimated useful lives of our intangible assets and review such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Our determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

Goodwill and intangible assets that have indefinite useful lives are not amortized, but rather, are tested for impairment annually or more frequently if impairment indicators arise. We have one intangible asset which has been assigned an indefinite life, the NAMIC trademark, which was recently acquired as part of our acquisition of Navilyst, and is valued at $28.6 million. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.

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

May 31, 2012 and May 31, 2011

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

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Solely for purposes of establishing inputs for the fair value calculations, we assumed that the current economic conditions would continue. In addition, we applied gross margin assumptions consistent with our historical trends at various revenue levels and used an EBITDA exit multiple of 6.0 and 7.0 to calculate the terminal value of the Vascular and Oncology/Surgery reporting units, respectively, which was also consistent with the prior year. In addition, we used a discount rate of 12% and 21% to calculate the fair value of our Vascular and Oncology/Surgery reporting units, respectively. Discount rates of 18% and 20%, were used in the prior year for the Vascular and Oncology/Surgery reporting units, respectively.

We completed our annual goodwill impairment test by reporting unit as of December 31, 2011. At December 31, 2011, our reporting units were the same as our reportable segments. We determined our reporting units in accordance with FASB accounting guidance. Our assessment of goodwill impairment indicated that the fair value of each of our reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired. The fair value of Vascular and Oncology/Surgery exceeded its carrying value by 6% and 15%, respectively. The sum of the fair values of the reporting units was reconciled to our current market capitalization (based upon our stock price) plus an estimated control premium of approximately 16% as of December 31, 2011.

In addition, as a result of the decision not to extend the LC Beads distribution contract in April 2011 (which was set to expire on December 31, 2011) and our revised expectations of the segment, we performed an interim goodwill impairment test on the Oncology/Surgery segment as of April 30, 2011. Significant assumptions included an EBITDA exit multiple of 7.0 to calculate the terminal value of the Oncology/Surgery reporting unit, which was consistent with previous valuations. In addition, we used a discount rate 22.5% to calculate the fair value compared to 20% in the December valuation. Our assessment of goodwill impairment indicated that the fair value of the reporting unit exceeded its carrying value by 14% and therefore goodwill was not impaired.

Since early November 2008, our stock market capitalization has at times been lower than our shareholders’ equity or book value. However, our reporting units have continued to generate significant cash flow from their operations, and we expect that they will continue to do so in fiscal 2012 and beyond. Furthermore, given the

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

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

Adjustments to goodwill for the fiscal year ended May 31, 2012 and May 31, 2011 are as follows (in thousands):

	Vascular	Oncology/ Surgery	Total
Balance, May 31, 2010	$107,982	$53,992	$161,974
Adjustments to purchase price allocation	(15)	(8)	(23)

Balance, May 31, 2011	$107,967	$53,984	$161,951
Goodwill recognized from Navilyst business combination	146,961	—	146,961

Balance, May 31, 2012	$254,928	$53,984	$308,912

During the fiscal year ended May 31, 2011, options assumed in connection with the acquisition of RITA Medical Systems, Inc. were exercised causing an adjustment to the purchase price allocation as noted above. The exercises resulted in a tax benefit when the annual tax return was filed.

The balances of intangible assets are as follows:

	May 31, 2012
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Licenses	$6,152	$(3,711)	$2,441	9.1
Customer relationships	82,205	(22,123)	60,082	11.7
Distributor relationships	1,140	(940)	200	2.6
Trademarks	4,575	(375)	4,200	7.3
Trademark—NAMIC	28,600	—	28,600	Indefinite
Product technologies	55,540	(18,839)	36,701	11.3
In process R&D Acquired	15,042	—	15,042	Indefinite

	$193,254	$(45,988)	$147,266

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

		May 31, 2011
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Licenses	$6,252	$(3,005)	$3,247	9.1
Customer relationships	32,981	(17,502)	15,479	7.5
Distributor relationships	900	(900)	—	3.0
Trademarks	675	(275)	400	9.2
Product technologies	49,453	(20,542)	28,911	13.3

	$90,261	$(42,224)	$48,037

Amortization expense was $9,406,000, $9,234,000, and $9,463,000 for fiscal 2012, 2011 and 2010, respectively.

During the fiscal year ended May 31, 2011, we made the decision to not continue development of the Medron Lightport technology resulting in an impairment charge in other non-recurring items of $4.2 million which affected our Vascular intangible balance.

Annual amortization of these intangible assets is expected to approximate the following amounts for each of the next five fiscal years (in thousands):

2013	$16,819
2014	14,307
2015	12,337
2016	11,151
2017	10,501

NOTE I—INCOME TAXES

The components of income (loss) before income tax provision for the years ended May 31 are as follows:

	2012	2011	2010
	(in thousands)
(Loss) income before tax provision:
US	$(5,151)	$10,076	$20,330
Non-US	(131)	622	(711)

	$(5,282)	$10,698	$19,619

Income tax (benefit) provision analyzed by category and by statement of income classification for the years ended May 31 is summarized as follows:

	2012	2011	2010
	(in thousands)
Current
Federal	$448	$3,030	$918
State and local	(19)	323	456
Non U.S.	18	142	91

	447	3,495	1,465
Deferred	(635)	(914)	5,842

	$(188)	$2,581	$7,307

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

The significant components of deferred income tax (benefit) expense from operations for the years ended May 31 consist of the following:

	2012	2011	2010
	(in thousands)
Deferred tax benefit	$(1,722)	$(4,092)	$(1,602)
Net operating loss carryforward	1,087	3,178	7,444

	$(635)	$(914)	$5,842

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	May 31, 2012	May 31, 2011
	(in thousands)
Deferred tax assets
Net operating loss carryforward	$45,707	$12,294
Stock-based compensation	5,394	4,839
Federal and state R&D tax credit carryforward	629	775
Inventories	95	734
State tax credits	1,929	791
Expenses incurred not currently deductible	1,780	364
Impairment of long-lived assets	—	976
Capital loss carryforwards	371	163
Unrealized loss on interest rate swap	—	121
Deferred revenue	1,256	111
Other	—	260

Gross deferred tax asset	57,161	21,428

Deferred tax liabilities
Excess tax over book depreciation and amortization	11,820	11,638
Impairment of long-lived assets	24	—

	11,844	11,638
Valuation Allowance	(1,196)	(1,134)

Net deferred tax asset	$44,121	$8,656

At May 31, 2012, we had approximately $159.6 million of remaining Federal net operating loss carryforwards and $201.0 million of state net operating loss carryforwards (“NOL”) which were generated by acquired companies. These net operating losses are subject to Internal Revenue Code (“IRC”) Section 382 limitations which is expected to significantly limit our ability to utilize these net operating losses on an annual basis. As a result of our IRC Section 382 analyses, it is estimated that approximately $28.3 million of remaining Federal net operating losses and $48.4 million of state net operating losses will expire prior to utilization. The gross deferred income tax asset (“DTA”) related to the NOL reflects these limitations.

In order to ensure the realizability of our deferred tax assets, we need to generate $8.3 million of taxable income each year for the next seven years, then $7.7 million of taxable income each year for the following four years and finally, $5.3 million of taxable income each year for the final eight years of the remaining nineteen year carryforward period. If we are unable to meet these minimum taxable income levels, the deferred tax assets may still be utilized in future years if we can make up previous year taxable income short falls prior to the expiration of net operating loss carryforwards. We have determined that we have sufficient existing levels of pre-tax earnings to generate sufficient taxable income to realize the net deferred tax assets recorded on our balance sheets.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

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

Our Federal net operating loss carryforwards as of May 31, 2012 after considering IRC Section 382 limitations are $131.3 million. The expiration of the Federal net operating loss carryforwards are as follows: $20.8 million between 2017 and 2021, $9.9 million between 2022 and 2026 and $100.6 million between 2027 and 2031.

Our state net operating loss carryforwards as of May 31, 2012 after considering remaining IRC Section 382 limitations are $152.6 million which expire in various years from 2013 to 2031.

At May 31, 2012, we had $3.9 million of state credits, of which $1.2 million expire at various dates through 2027 and $2.7 million which have an unlimited carryforward period.

At May 31, 2012, we had a net deferred income tax asset of $44.1 million, after recording a valuation allowance of $1.2 million. The valuation allowance increased by $62,000 in 2012 and decreased by $28,000 in 2011. Both years’ changes relate to the use of fully reserved state tax credits due to a temporary change in state tax law offset by capital losses incurred in each year which were fully reserved. The valuation allowance recorded against the deferred tax assets relates to state tax credits, capital losses and state NOLs that management has estimated will more likely than not expire before they are expected to be utilized.

Our consolidated income tax provision has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to our income before income taxes for the following reasons:

	2012	2011	2010
	(in thousands)
Income tax (benefit) provision	$(188)	$2,581	$7,307
Effect of Graduated tax rates	(53)	107	196
State income taxes, net of Federal tax benefit	(158)	99	(157)
State income tax credits, net of Federal tax benefit	69	300	—
Impact of Non US operations	(46)	65	(233)
Tax-exempt interest	4	5	15
Research and development tax credit	115	549	226
Domestic Production Activities deduction	71	471	139
Nondeductible acquisition costs	(1,144)	—	—
Nondeductible stock-based compensation	(125)	(119)	(233)
Other nondeductible expenses	(336)	(323)	(408)
Overaccrual (underaccrual) of prior year Federal and state taxes	138	49	41
Fully reserved capital losses	(208)	(19)	(26)
Other	12	(21)	—

Income tax (benefit) provision at statutory tax rate of 35%	$(1,849)	$3,744	$6,867

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

During the twelve months ended May 31, 2012, we did not recognize any tax liabilities related to uncertain tax positions. Due to our unrecognized tax benefit being zero upon adoption, with no change since adoption, no “tabular reconciliation” of the total amount of unrecognized tax benefits at the beginning and end of the period is being presented.

We recognize interest and penalties related to unrecognized tax benefits within our global operations as a component of income tax expense. This accounting policy did not change as a result of the guidance issued with respect to uncertain tax positions. There were no accrued interest and penalties recognized in the consolidated balance sheet as of May 31, 2012 and May 31, 2011.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. The Internal Revenue Service (“IRS”) completed an examination of our federal income tax returns for fiscal years 2006 and 2007 in February 2009 which did not result in a material impact on our results of operations or financial position. During fiscal year 2012, New York State completed an examination of our New York State Franchise Tax returns for fiscal years 2005 to 2008. In relation to this examination, income tax expense in fiscal 2011 includes an out-of-period benefit of $300,000 to correct an error that originated in prior years related to certain state tax credits. We assessed the impact of this adjustment on the 2011year and all prior periods and determined that the cumulative effect of the adjustments was not material to the full year 2011 and did not result in a material misstatement to any previously issued annual or quarterly financial statements. Additionally, as a result of the audit, we were able to claim state tax credits of $210,000 that are recorded in fiscal year 2012.

Fiscal years 2009 through 2012 remain open to examination by the various tax authorities. We analyzed filing positions in all of the Federal and state jurisdictions where we are required to file income taxes, as well as all open tax years in these jurisdictions and believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments will result in a material adverse effect on our financial condition, results of operations or cash flows.

We do not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

NOTE J—PREPAID ROYALTIES

On August 13, 2007, we entered into a Distribution, Manufacturing and Purchase Option Agreement (“the Agreement”) with a company to acquire the exclusive worldwide rights to manufacture and distribute a split tip catheter for the dialysis market we have named Centros which included the option to purchase certain intellectual property associated with these products in the future. Under this Agreement, we paid royalties on net sales of the products covered in the Agreement. In accordance with the Agreement, we prepaid $3.0 million of royalties based upon the achievement of certain milestones. At May 31, 2011, based on lower than anticipated sales results, we reduced the prepaid royalties to net realizable value which resulted in an impairment loss of $2.3 million recorded in “Acquisition and other items, net” in our fiscal 2011 statement of operations. The remaining balance of $383 thousand was included in the caption “Prepaid Royalties” on the balance sheet as of May 31, 2011, to be credited against future quarterly royalties due. In August 2011, we sold both the tangible and intangible assets associated with the Centros product, resulting in a gain of $201 thousand that is included in “Acquisition and other items, net” in the statement of operations for the year ended May 31, 2012 and the elimination of all related “Prepaid Royalties” on the balance sheet as of May 31, 2012. We have entered into various other agreements that required royalty prepayments and these are reported in “Prepaid Royalties” on the May 31, 2012 balance sheet.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

NOTE K—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	May 31, 2012	May 31, 2011
	(in thousands)
Payroll and related expenses	$7,761	$6,427
Deferred revenue	3,138	178
Royalties	2,258	1,562
Sales and franchise taxes	1,092	930
Fair value of interest rate swap	—	1,028
Other	4,473	3,716

Total	$18,722	$13,841

NOTE L—LONG-TERM DEBT

Bank Credit Agreement

In connection with the Navilyst acquisition, we entered into a Credit Agreement with a bank which provided for a $150 million senior secured term loan facility and a $50 million senior secured revolving credit facility. The $150 million in proceeds from the term loan were used to finance a portion of the consideration for the acquisition. The proceeds of the revolving facility may be used for general corporate purposes in the future, but were not utilized as of May 31, 2012. Both facilities have five year maturities. The term facility has a quarterly repayment schedule equal to 5%, 5%, 15%, 25% and 50% of its principal amount in years one through five. The credit agreement contained certain financial covenants relating to fixed charge coverage and leverage, as defined, with which we were in compliance. Amounts borrowed under the Credit Agreement were collateralized by all our assets. Interest on both the term loan and the revolving loan will be based on a base rate or Eurodollar rate plus and applicable margin with increases as our total leverage ratio increases, and with the base rate and Eurodollar dollar rate have ranges of 1.0% to 1.75% and 2.0% to 2.75% respectively. In the event of default, the interest rate may be increased by 2.0%. The revolving facility will also carry a commitment fee of 0.30% to 0.50% per year on the unused portion. As of May 31, 2012, net deferred financing costs amounted to $2.4 million and are recorded as a component of other assets on the balance sheet.

In June 2012, we entered in an interest rate swap agreement, with an initial notional amount of $100 million, to limit the effect of variability due to interest rates on the loan. The Swap Agreement, which qualifies for hedge accounting under authoritative guidance, is a contract to exchange floating interest rate payments for fixed interest rate payments of 3.26% of the outstanding balance of loan over the life of the agreement without the exchange of the underlying notional amounts.

The Credit Agreement includes, among other standard provisions, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of (i) consolidated EBITDA minus consolidated capital expenditures to (ii) consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.75 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not more than the applicable ratios as set forth in the Credit Agreement.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

Industrial Revenue Bonds

In September 2002, we borrowed $3,130,000 in Industrial Revenue Bonds and entered into an interest rate swap agreement, both of which were repaid in May 2012.

Taxable Adjustable Rate Notes

In December 2006, we borrowed $5,000,000 in Tax Adjustable Rate Notes and entered into an interest rate swap agreement, both of which were repaid in May 2012.

Following is a summary of long-term debt at May 31, 2012 (in thousands):

Bank Notes	$150,000
Less: current maturities	(7,500)

Long-term debt	$142,500

At May 31, 2012, future minimum principal payments on long-term debt were as follows (in thousands):

2013	$7,500
2014	7,500
2015	22,500
2016	37,500
Thereafter	75,000

$150,000

NOTE M—RETIREMENT PLANS

We have a 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by us. Matching contributions were $2,043,700, $1,795,000 and $706,100, in 2012, 2011 and 2010, respectively. Until December 31, 2009, we had a profit-sharing plan under which we made discretionary contributions to eligible employees. Profit-sharing contributions were $1,087,900 in fiscal 2010. The profit sharing plan was not in effect during fiscal 2012 or fiscal 2011 and therefore there were no profit sharing contributions during those years.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

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

Shares issued in Navilyst Acquisition

On May 22, 2012, a portion of the acquisition and related transaction costs of the Navilyst acquisition were financed through the issuance of approximately 9.5 million shares to investment funds affiliated with Avista Capital Partners, former owners of Navilyst, and as of May 31, 2012 they hold approximately 27% of our outstanding shares.

Share Repurchase Program

On October 5, 2011, our Board of Directors authorized the repurchase of up to $20 million of our common stock, prior to May 31, 2012. During the fiscal year ended May 31, 2012, we purchased 142,305 shares at a cost of approximately $2.1 million.

2. Stock Options

We have two stock-based compensation plans. These plans provide for the issuance of up to approximately 4.8 million shares of common stock.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

2004 Stock and Incentive Award Plan

The 2004 Stock and Incentive Award Plan (the “2004 Plan”) provides for the grant of incentive options to our employees and for the grant of non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to our employees, directors and other service providers. A total of 4,750,000 shares of our common stock have been reserved for issuance under the 2004 Plan, of which up to 800,000 shares may be issued upon the exercise of incentive stock options. The compensation committee of the Board of Directors administers the 2004 Plan. The committee determines vesting terms and the exercise price of options granted under the 2004 Plan, but for all incentive stock options the exercise price must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years.

On October 5, 2011, we amended the 2004 Stock and Incentive Award Plan to increase the maximum number of shares of our common stock with respect to which stock options may be granted during any calendar year to one employee from 200,000 shares to 500,000 shares.

Stock Option Activity:

The following schedule summarizes our stock option activity as of and for the years ended May 31, 2012, May 31, 2011 and May 31, 2010:

	2012				2011		2010
	Shares	Weighted- average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	2,680,390	$15.96			2,624,114	$16.22	2,809,178	$16.50
Granted	1,434,000	$13.70			503,000	$15.37	272,900	$13.89
Exercised	(193,684)	$14.22			(106,858)	$15.89	(172,377)	$11.41
Forfeited	(917,126)	$14.22			(335,300)	$17.94	(284,894)	$19.73
Expired	(18,388)	$24.44			(4,566)	$48.51	(693)	$30.76

Outstanding at end of year	2,985,192	$15.69	4.16	$23,285	2,680,390	$15.96	2,624,114	$16.22

Options exercisable at year-end	1,678,559	$17.01	4.55	$15,533	1,637,945	$16.76	1,497,005	$17.24

Options expected to vest in future periods	1,075,473	$14.19	5.75	$6,476	830,552	$15.25	1,046,046	$15.32

Weighted average fair value of options granted during the fiscal years ended May 31, is as follows:

	2012	2011	2010
Weighted-average fair value of options granted during the year	$5.62	$6.83	$6.77

On May 31, 2011, there remained 1,120,734 shares available for granting of options under the 2004 Plan. Options are exercisable into common stock.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

All of our options were granted at exercise prices equal to the quoted market price of our common stock at the date of the grants. Options under these grants vest 25% per year over four years for employees and 100% after one year for consultants. Initial grants to directors vest 25% per year over four years and subsequent grants to directors vest 33 1/3 % per year over three years. Options granted prior to May 1, 2007 expire on the tenth anniversary of the grant date. Options granted on or after May 1, 2007, expire on the seventh anniversary of the grant date. The total intrinsic value of options exercised was $2,201,516, $1,301,994 and $862,117 for the years ended May 31, 2012, May 31, 2011 and May 31, 2010, respectively. We generally issue authorized but unissued shares upon stock option exercises and the settlement of performance share awards and restricted stock units.

The fair value of the options granted under the 1997 and 2004 Plans was estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

	2012	2011	2010
Expected stock price volatility	49.06%	52.39%	57.39%
Risk-free interest rate	0.70%	1.33%	2.08%
Expected life of options	4.59 years	4.63 years	4.64 years

The following information applies to options outstanding at May 31, 2012:

Range of exercise prices	Number outstanding	Weighted- average remaining life in years	Weighted - average exercise price	Number Exercisable	Weighted- average exercise price
$ 5.98 - $11.00	87,607	1.80	$10.03	87,607	$10.03
$12.06 - $12.72	233,201	5.98	12.43	47,326	12.60
$13.18 - $13.85	519,279	4.94	13.34	178,229	13.28
$13.92 - $14.31	480,000	6.12	13.99	22,084	14.31
$14.92 - $15.50	406,677	3.95	15.32	241,352	15.25
$15.57 - $16.55	415,904	4.00	16.15	259,437	16.29
$17.18 - $19.88	506,931	2.32	18.19	506,931	18.19
$20.03 - $34.32	335,593	2.69	23.45	335,593	23.45

	2,985,192	4.16	$15.69	1,678,559	$17.01

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

over the requisite service period, or over the performance period when performance award metrics are expected to be achieved, which is consistent with the treatment prior to the adoption of authoritative guidance on share based payment awards.

	Non-Vested Stock Award Units	Weighted Average Grant-Date Fair Value
Balance as of May 31, 2011	324,263	$14.19
Granted	245,119	13.65
Cancelled	(146,783)	13.77
Vested	(68,704)	14.55

Balance as of May 31, 2012	353,895	14.12

The total fair value of restricted stock awards vesting was $928,100, $1,071,000 and $733,000, for the years ended May 31, 2012, May 31, 2011 and May 31, 2010, respectively.

4. Unrecognized Compensation Cost:

Under the provisions of authoritative guidance on share based payment awards, we expect to recognize the following future expense for awards outstanding as of May 31, 2012:

	Unrecognized Compensation Cost	Weighted Average Remaining Vesting Period (in years)
Stock Options	$5,924,724	2.69
Non-vested stock awards	3,730,256	2.64

	$9,654,980	2.68

Unrecognized compensation cost for stock options is presented net of 12% assumed annual forfeitures.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

For the years ended May 31, 2012, May 31, 2011 and May 31, 2010, 103,362, 84,927 and 114,479 shares, respectively, were issued at an average price of $11.62, $13.01 and $10.09, respectively, under the Stock Purchase Plan. As of May 31, 2012, 181,716 shares remained available for future purchases under the Stock Purchase Plan.

For fiscal 2012, stock based compensation was $4.1 million pre-tax ($2.7 million after tax). For fiscal 2011, stock based compensation was $4.6 million pre-tax ($2.9 million after tax). For fiscal 2010, stock based compensation was $4.9 million pre-tax ($3.1 million after tax).

The following table summarizes stock-based compensation in accordance with authoritative guidance on share based payment awards for the years ended May 31, 2012, May 31, 2011 and May 31, 2010, which was allocated as follows:

	May 31, 2012	May 31, 2011	May 31, 2010
	(In thousands)
Cost of sales	$268	$227	$465

Research and development	738	702	809
Sales and marketing	1,340	1,439	1,826
General and administrative	1,744	2,241	1,776

Stock based compensation expense included in operating expenses	3,822	4,382	4,411

Total stock based compensation	4,090	4,609	4,876
Tax benefit	1,386	1,677	1,789

Stock based compensation expense, net of tax	$2,704	$2,932	$3,087

NOTE O—COMMITMENTS AND CONTINGENCIES

Leases

We are committed under non-cancelable operating leases for facilities and equipment. During fiscal 2012, 2011 and 2010, aggregate rental costs under all operating leases were approximately $3,114,000, $3,074,000, and $2,583,000, respectively. Future annual payments under non-cancelable operating leases in the aggregate, of which one includes an escalation clause, with initial remaining terms of more than one year at May 31, 2012, are summarized as follows (in thousands):

2013	$2,405
2014	2,048
2015	1,909
2016	1,373
2017 +	3,576

$11,311

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

Litigation Matters

AngioDynamics v. biolitec

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. In this action, we are seeking judgment against biolitec for defense and indemnification in two lawsuits which we previously settled. Our claims arise out of a Supply and Distribution Agreement (“SDA”) entered into with biolitec on April 1, 2002. Biolitec has filed counter-claims against us in this action, seeking reimbursement of approximately $1.6 million in alleged past defense costs paid by biolitec in one of the settled cases. On September 27, 2011, the U.S. District Court for the Northern District of New York granted key portions of our motion for summary judgment in our legal case against biolitec. The Court’s order was filed under seal. As of this date, the order has not yet been entered as a judgment and therefore does not contain specified amounts with respect to damages, and there can be no assurance that we will recover the full amount, or any amount, of the damages we have sought against biolitec. The Court also dismissed biolitec’s counterclaims against us. The court denied one portion of our summary judgment motion, which sought to recover additional costs from biolitec, leaving this for adjudication at trial.

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. This case is currently in the discovery phase.

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

Navilyst Medical, Inc. v. Merit Medical Systems, Inc.

On November 18, 2011, Navilyst Medical, Inc. filed suit for patent infringement against Merit Medical Systems, Inc. in the United States District Court, District of Massachusetts alleging that Merit infringes certain patents held by Navilyst. On March 1, 2012, Navilyst filed an amended complaint alleging that Merit also infringes another patent. The patents in suit generally relate to Navilyst’s fluid management systems. Merit denies Navilyst’s claims of infringement, and asserts various affirmative defenses. Merit has also asserted a counterclaim for declaratory judgment of non-infringement and invalidity. Navilyst seeks a permanent injunction, monetary damages and its costs. The parties are presently in the midst of discovery. No trial date has yet been set.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by them. Bard is seeking unspecified damages and other relief. The plaintiff is also seeking to consolidate this action with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc. relating to implantable port products. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

Cirrex Systems LLC v. AngioDynamics, Inc.

On May 21, 2012, Cirrex Systems LLC filed a suit in the United States District Court of Georgia claiming that certain of our endovenous ablation products infringe on patents held by them. Cirrex is seeking unspecified damages and other relief. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

Joseph Pierre v. AngioDynamics, Inc.

In July 2011, a former employee dual-filed a complaint with the New York State Division of Human Rights and the Equal Employment Opportunity Commission, entitled Joseph Pierre v. AngioDynamics, Inc. In this action, the former employee is alleging discrimination due to his status as an African-American, in light of him being reassigned to another project. At the conclusion of its investigation, the Division issued a finding of “no probable cause” on January 6, 2012 and dismissed the complaint. The complainant did not appeal the decision to preserve his New York Human Rights Law claims. On February 22, 2012, the Equal Employment Opportunity Commission issued its determination adopting the decision of the Division and dismissing the charge. The complainant filed a federal claim following the EEOC’s decision in the United States District Court for the Northern District of New York on May 21, 2012. This complaint makes the same allegations of discrimination, and alleges causes of action under Title VII of the Civil Rights Act and 42 U.S.C. 1981. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

Cardinal Health v. Navilyst Medical, Inc.

On December 21, 2011, Cardinal Health Canada 204, Inc. (Cardinal Health) filed a demand for arbitration pursuant to the terms of the International Distributorship Agreement entered into as of November 1, 2008 between Navilyst and Cardinal Health. Cardinal Health claims that it is entitled to damages based on Navilyst’s decision to terminate the International Distributorship Agreement. The parties have entered into a written stipulation to stay the proceedings in this matter pending the outcome of a related litigation brought by Cardinal health against three our current employees (all of whom are former employees of Cardinal Health) in the Ontario Superior Court of Justice (Cardinal Health Canada, Inc. vs. Alexander, Sohi & Campbell, Superior Court of Justice, Ontario, Canada, No. CV-11-440418 (the Ontario Litigation). If this matter proceeds following the stay, we intend to deny the allegations contained in the demand for arbitration and to advance counterclaims against Cardinal Health. Navilyst entered into a joint defense agreement with the defendants in the Ontario Litigation, pursuant to which Navilyst agreed, subject to certain conditions, to indemnify the defendants for all legal fees relating to the Ontario Litigation as well as any damages or cost awards arising out of the Ontario Litigation. While we intend to vigorously defend against these actions, each of these cases is in the preliminary states and, as result, the ultimate outcome of these cases and their potential financial impact are not determinable at this time.

We are party to other legal actions that arise in the ordinary course of business. We believe that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business or financial condition, results of operations or cash flow.

Future Purchase Obligations

On October 17, 2005, we entered into a Supply and Distribution Rights Agreement (the “Agreement”) with Bioniche Pharma Group Limited (“Bioniche”). We were appointed the exclusive distributor in the Field, as

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

defined in the Agreement, in the United States of Bioniche’s sodium tetradecyl sulfate product in concentrations of 1% and 3%, brand name “Sotradecol” (“Product”). Sotradecol is indicated in the treatment of small uncomplicated varicose veins of the lower extremities that show simple dilation with competent valves. The Agreement was amended and restated during fiscal 2010 and expires on June 30, 2012 with automatic renewals for up to three years. Future obligations under the agreement are as follows:

•

We agreed to purchase a minimum of 160,000 units of Product per year (or a quantity to be negotiated each year). We met our purchase commitment for the year ended June 30, 2012. Failure to make certain minimum annual purchases in any two consecutive contract years, unless cured as provided in the Agreement, may result in a loss of exclusive rights under the Agreement.

We have also entered into other commitments for future minimum inventory purchases related to several core products. Total future purchase obligations for fiscal years ending May 31 are as follows: $6.0 million in 2013, $5.7 million in 2014, $1.9 million in 2015 and $0.9 million in 2016.

NOTE P—SEGMENTS AND GEOGRAPHIC INFORMATION

Segment information

Prior to fiscal 2011, we reported our results of operations as three reportable segments: Peripheral Vascular, Access and Oncology/Surgery. At the beginning of fiscal 2011, we combined our Peripheral Vascular and Access reportable segments into a single reportable segment that was named the Vascular division. The Vascular segment is responsible for products targeting the fluid management, venous intervention, dialysis access, thrombus management and peripheral disease markets and has dedicated research and development and sales and marketing personnel assigned to it. The Oncology /Surgery segment continues to be responsible for RF Ablation, embolization, Habib and NanoKnife product lines and has dedicated research and development and sales and marketing personnel assigned to it.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

Selected information by reportable segment is presented in the following tables (in thousands):

	Year Ended			As a Percentage of Net Sales Year Ended
	May 31, 2012	May 31, 2011	May 31, 2010	May 31, 2009	May 31, 2011	May 31, 2010
Net sales
Vascular	$159,057	$149,522	$159,151
Oncology/Surgery	62,730	66,228	56,884

Total	$221,787	$215,750	$216,035

Gross profit
Vascular	$85,037	$82,370	$90,678	53.5%	55.1%	57.0%
Oncology/Surgery	40,921	43,333	36,291	65.2%	65.4%	63.8%

Total	$125,958	$125,703	$126,969	56.8%	58.3%	58.8%

Operating (loss) income
Vascular	$12,930	$14,234	$20,593	8.1%	9.5%	12.9%
Oncology/Surgery	272	4,139	278	0.4%	6.2%	0.5%
Acquisition and other items, net	(16,164)	(6,410)	—

Total	$(2,962)	$11,963	$20,871	-1.3%	5.5%	9.7%

Total assets
Vascular	$482,419	$294,417	$281,604
Oncology/Surgery	239,350	143,004	142,321

Total	$721,769	$437,421	$423,925

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

Geographic information

Total sales for geographic areas are summarized below (in thousands):

	Year ended
	May 31,	May 31,	May 31,
	2012	2011	2010
Net Sales by Geography
United States	$188,187	$188,879	$192,933
International	33,600	26,871	23,102

Total	$221,787	$215,750	$216,035

We market our products internationally through a direct sales force and independent distributors. The international distributors may also distribute competitive products under certain circumstances. The international distributors also play an important role in our clinical testing outside of the United States. The loss of any

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012 and May 31, 2011

international distributor would not have a material adverse effect on our business if a new distributor, sales representative or other suitable sales organization could not be found on a timely basis. For fiscal years 2012, 2011 and 2010, International sales as a percentage of total net sales were 15%, 12% and 11%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of our net sales in any of the last three fiscal years. 99% of our total assets are located within the United States.

NOTE Q—QUARTERLY INFORMATION (unaudited)

Quarterly results of operations during 2012 and 2011 are as follows:

	2012
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$54,431	$58,099	$51,567	$57,690
Gross profit	32,146	33,231	29,414	31,168
Net income (loss)	1,373	2,329	(1,768)	(7,028)
Earnings per common share
Basic	0.05	0.09	(0.07)	(0.27)
Diluted	0.05	0.09	(0.07)	(0.27)

	2011
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$51,507	$53,372	$54,648	$56,223
Gross profit	30,020	31,536	31,721	32,425
Net income (loss)	1,888	3,279	3,811	(861)
Earnings per common share
Basic	0.08	0.13	0.15	(0.03)
Diluted	0.08	0.13	0.15	(0.03)

The data in the schedules above has been intentionally rounded to the nearest thousand and therefore the quarterly amounts may not sum to the fiscal year to date amounts.

The fourth quarter results for fiscal 2012 included in Acquisition and other items, net, $16.2 million of expenses primarily comprised of $11.2 million in transaction and related costs of the Navilyst acquisition, $2.3 million in costs for CEO and executive transitions, $1.8 million in costs associated with the decision to close our UK facility, $600 thousand in costs related to the Microsulis arrangement and $465 thousand related to C.R. Bard patent litigation.

The fourth quarter results for fiscal 2011 included, in other Acquisition and other items, net , $7.2 million in impairment charges related to our decision to not continue development of the Medron Lightport technology and the write down of Centros prepaid royalties due to lower than anticipated sales.

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

AngioDynamics, Inc. and Subsidiaries

	SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
	(in thousands)
Column A	Column B	Column C	Column D			Column E
	Balance at Beginning of Period	Additions - Charged to costs and expenses	Deductions- describe			Balance at End of Period
Description
Year Ended May 31, 2010
Allowance for deferred tax asset	1,171	25	(34)			1,162
Allowance for sales returns and doubtful accounts	602	1,354	(1,398)	(b	)	558

Totals	$1,773	$1,379	$(1,432)			$1,720

Year Ended May 31, 2011
Allowance for deferred tax asset	1,162	27	(55)			1,134
Allowance for sales returns and doubtful accounts	558	4,202	(4,275)	(b	)	485

Totals	$1,720	$4,229	$(4,330)			$1,619

Year Ended May 31, 2012
Allowance for deferred tax asset	1,134	208	(146)			1,196
Allowance for sales returns and doubtful accounts	485	4,859	(4,411)	(b	)	933

Totals	$1,619	$5,067	$(4,557)			$2,129

(a)	Writeoffs of obsolete or expired inventory.
(b)	Previously reserved sales returns and accounts written off as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.

Date:	August 14, 2012	By:	/S/ VINCENT BUCCI
Vincent Bucci, Chairman of the Board, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 14, 2012	/s/ VINCENT BUCCI
Vincent Bucci,
Chairman of the Board, Director

Date:	August 14, 2012	/s/ JOSEPH M. DEVIVO
Joseph M. DeVivo
Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2012	/s/ D. JOSEPH GERSUK
D. Joseph Gersuk,
Executive Vice President—Chief Financial Officer, Treasurer (Principal Financial and Chief Accounting Officer)

Date:	August 14, 2012	/s/ WESLEY E. JOHNSON, JR.
Wesley E. Johnson, Jr., Director

Date:	August 14, 2012	/s/ HOWARD W. DONNELLY
Howard W. Donnelly, Director

Date:	August 14, 2012	/s/ JEFFREY G. GOLD
Jeffrey G. Gold, Director

Date:	August 14, 2012	/s/ DENNIS S. METENY
Dennis S. Meteny, Director

Date:	August 14, 2012	/s/ STEVE LAPORTE
Steve LaPorte, Director

Date:	August 14, 2012	/s/ KEVIN GOULD
Kevin Gould, Director

Date:	August 14, 2012	/s/ DAVID BURGSTAHLER
David Burgstahler, Director

Date:	August 14, 2012	/s/ SRIRAM VENKATARAMAN
Sriram Venkataraman, Director

EXHIBITS

(b)	Exhibits

2.1	Master Separation and Distribution Agreement, effective as of May 2004, between E-Z-EM, Inc. and AngioDynamics, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s registration statement on Form S-1/A , filed with the Commission on May 12, 2004).

2.2	Stock Purchase Agreement, dated October 12, 2006, by and between AngioDynamics, Inc., Oncobionic, Inc. and the shareholders of Oncobionic, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q, filed with the Commission on January 11, 2007).

2.3	Agreement and Plan of Merger, dated as of November 27, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4, filed with the Commission on December 8, 2006).

2.4	Amendment No. 1, dated December 7, 2006, to the Agreement and Plan of Merger, dated as of November 27, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to Annex E of the Company’s Registration Statement on Form S-4, filed with the Commission on December 8, 2006).

2.5	Amendment No. 2, dated January 16, 2007, to the Agreement and Plan of Merger, dated as of November 27, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K, filed with the Commission on January 16, 2007).

2.6	Asset Purchase Agreement, dated as of April 9, 2008, by and between Diomed Holdings, Inc. and Diomed, Inc., as sellers and AngioDynamics, Inc., as Buyer (We agree to furnish to the Commission, upon request, a copy of each exhibit to this Asset Purchase Agreement).

2.7	Sale of the Business and Assets of Diomed Limited (in administration), dated April 10, 2008, by and between AngioDynamics, Inc., Diomed Limited (in administration) and Steve Law (as administrator) (We agree to furnish to the Commission, upon request, a copy of each exhibit to this Stock Purchase Agreement).

2.8	Stock Purchase Agreement, dated as of January 30, 2012, by and among AngioDynamics, Inc., NM Holding Company, Inc. (“Navilyst”), the stockholders of Navilyst who are, or will be before the closing set forth on the signature pages thereto, solely with respect to, and as specified in, Sections 2.4 and 7.11(b) thereof, the Optionholders who execute joinder agreements thereto, and, solely with respect to, and as specified in, Section 2.6 and Article XII thereof, Avista Capital Partners GP, LLC, in its capacity as sellers’ representative (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on February 3, 2012).

2.9	Stockholders Agreement, dated as of May 22, 2012, among AngioDynamics, Inc. and the stockholders set forth on the signature pages thereto (incorporated by reference to Exhibit 2.2 of the Company’s current report on Form 8-K filed with the Commission on May 25, 2012).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 7, 2005).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 7, 2005).

4.1	Rights Agreement, dated as of May 26, 2004, between AngioDynamics, Inc. and Registrar & Transfer Company, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s registration statement on Form 8-A, filed with the Commission on October 27, 2004).

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock of AngioDynamics, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K, filed with the Commission on November 28, 2006).

4.3	First Amendment to Rights Agreement, dated as of January 30, 2012, by and between AngioDynamics, Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on February 3, 2012).

4.4	Credit Agreement, dated as of May 22, 2012, by and among AngioDynamics, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on May 25, 2012).

4.5	Except as set forth in Exhibit 4.4 above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted. We agree to furnish to the Commission, upon request, a copy of each instrument with respect to issuances of long term debt of the Company and its subsidiaries.

10.1.1	AngioDynamics, Inc. 1997 Stock Option Plan, as amended by the Board and Shareholders on February 27, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s registration statement on Form S-1, filed on March 5, 2004).

10.1.2	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10(b) of the Company’s current report on Form 8-K, filed with the Commission on October 19, 2012).

10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Commission on September 3, 2010).

10.3	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 12, 2004).

10.4	Form of Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2005).

10.5	Form of Restricted Stock Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (incorporated by reference to the Company’s current report on Form 8-K, filed with the Commission on May 12, 2005).

10.6	Rita Medical Systems, Inc. 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of Rita Medical Systems registration statement on Form S-1, filed with the Commission on May 3, 2000)

10.7	Horizon Medical Products, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of Horizon Medical Products’ registration statement on Form S-1, filed with the Commission on February 13, 1998.

10.8	Rita Medical Systems, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 10.3 of Rita Medical Systems registration statement on Form S-1/A, filed with the Commission on June 14, 2000).

10.9	Rita Medical Systems, Inc. 2000 Directors’ Stock Plan, as amended on June 8, 2005 (incorporated by reference to Exhibit 99.2 of Rita Medical System’s registration statement on Form S-8, filed with the Commission on July 8, 2005).

10.10	Rita Medical Systems, Inc. 2005 Stock and Incentive Plan (incorporated by reference to Exhibit 99.1 of Rita Medical System’s registration statement on Form S-8, filed with the Commission on July 8, 2005).

10.11	Form of Indemnification Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2006).

10.12.1	Form of Severance Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K, filed with the Commission on October 31, 2007).

10.12.2	Form of Severance Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K, filed with the Commission on January 8, 2009).

10.13	Building Loan Agreement, dated as of August 1, 2002, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.10 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.14	Mortgage and Security Agreement, dated as of August 1, 2002, from Counties of Warren and Washington Industrial Development Agency, as Issuer, and AngioDynamics, Inc. to Keybank National Association for the holders of the Issuer’s Multimode Variable Rate Industrial Development Revenue Bonds (incorporated by reference to Exhibit 10.11 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.15	Installment Sale Agreement, dated as of August 1, 2002, by and between Counties of Warren and Washington Industrial Development Agency and AngioDynamics, Inc. (incorporated by reference to Exhibit 10.15 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.16	Reimbursement Agreement, dated as of August 1, 2002, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.16 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.17	First Amendment to the Reimbursement Agreement, dated as of December 29, 2003, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.17 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.18	Note Purchase Agreement, dated as of December 5, 2006, by and between AngioDynamics, Inc. and Keybanc Capital Markets (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed with the Commission on August 14, 2008).

10.19	Reimbursement Agreement, dated as of December 1, 2006, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed with the Commission on August 14, 2008).

10.20	Offer Letter for the Chief Executive Officer, dated January 19, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.21	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on May 19, 2011).

10.22	Non-Statutory Stock Option Agreement, by and between AngioDynamics, Inc. and Jan Keltjens, dated January 19, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.23	Restricted Stock Agreement, by and between AngioDynamics, Inc. and Jan Keltjens, dated January 19, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.24	Employment Agreement, by and between AngioDynamics, Inc. and Eamonn Hobbs, dated January 20, 2009 (incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.25	Consulting Agreement, by and between AngioDynamics, Inc. and Eamonn Hobbs, dated January 20, 2009 (incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.26	Non-Statutory Stock Option Agreement, by and between AngioDynamics, Inc. and Eamonn Hobbs, dated January 20, 2009 (incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.27.1	Employment Agreement, dated August 15, 2011, between AngioDynamics, Inc. and Joseph M. DeVivo (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on August 16, 2011, 2011).

10.27.2	Change in Control Agreement, dated August 15, 2011, between AngioDynamics, Inc. and Joseph M. DeVivo (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on August 16, 2011, 2011).

10.28	AngioDynamics, Inc. Fiscal Year 2011 Senior Executive Cash Incentive Program (incorporated by reference to Exhibit 10.27 of the Company’s annual report on Form 10-K, filed with the commission on August 12, 2011).

10.29	AngioDynamics, Inc. Fiscal Year 2011 Senior Executive Equity Incentive Program (incorporated by reference to Exhibit 10.28 of the Company’s annual report on Form 10-K, filed with the commission on August 12, 2011).

10.30	AngioDynamics, Inc. Fiscal Year 2012 Senior Executive Cash Incentive Program (incorporated by reference to Exhibit 10.29 of the Company’s annual report on Form 10-K, filed with the commission on August 12, 2011).

10.31	AngioDynamics, Inc. Fiscal Year 2012 Senior Executive Equity Incentive Program (incorporated by reference to Exhibit 10.30 of the Company’s annual report on Form 10-K, filed with the commission on August 12, 2011).

10.32	Separation and General Release, by and between AngioDynamics, Inc. and Jan Keltjens, dated
June 13, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form
8-K, filed with the Commission on June 14, 2011).

10.33	Escrow Agreement, dated as of May 22, 2012, by and among AngioDynamics, Inc., Avista Capital Partners GP, LLC, as sellers’ representative, and JPMorgan Chase Bank, National Association, as escrow agent (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on May 25, 2012).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2006).

21	Subsidiaries.

23	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.