Form 10-Q
period 2012-08-31
ANGIODYNAMICS INC
filed 2012-10-10
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 2, 2012
Common Stock, par value $.01	34,968,539 shares

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	Aug 31, 2012	Aug 31, 2011
Net sales	$83,406	$54,431
Cost of sales	43,947	22,285

Gross profit	39,459	32,146

Operating expenses
Research and development	7,074	5,591
Sales and marketing	18,543	16,308
General and administrative	6,899	4,312
Amortization of intangibles	3,737	2,295
Acquisition and restructuring	2,522	923

Total operating expenses	38,775	29,429

Operating income	684	2,717

Other income (expenses)
Interest income	82	235
Interest expense	(1,332)	(116)
Other expense	(588)	(733)

Total other income (expenses)	(1,838)	(614)

(Loss) income before income tax provision	(1,154)	2,103
Income tax (benefit) provision	(433)	730

Net (loss) income	$(721)	$1,373

(Loss) earnings per share
Basic	$(0.02)	$0.05

Diluted	$(0.02)	$0.05

Basic weighted average shares outstanding	34,704	25,024
Diluted weighted average shares outstanding	34,704	25,197

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	Aug 31, 2012	Aug 31, 2011
Net (loss) income	$(721)	$1,373
Other comprehensive (loss) income, before tax:
Unrealized gain (loss) on marketable securities	33	(62)
Unrealized loss on interest rate swap	(1,088)	(59)
Foreign currency translation gain	41	—

Other comprehensive loss, before tax	(1,014)	(121)
Income tax benefit related to items of other comprehensive income	391	45

Other comprehensive loss, net of tax	(623)	(76)

Total comprehensive (loss) income, net of tax	$(1,344)	$1,297

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	Aug 31, 2012	May 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,896	$23,508
Escrow receivable	2,500	2,500
Marketable securities, at fair value	11,627	14,070

Total cash, cash equivalents, escrow receivable and marketable securities	33,023	40,078
Accounts receivable, net of allowances of $898 and $933, respectively	45,428	48,588
Inventories	63,414	55,823
Deferred income taxes	6,877	4,923
Prepaid expenses and other	11,849	9,826

Total current assets	160,591	159,238
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation	57,525	55,915
OTHER ASSETS	10,401	10,707
INTANGIBLE ASSETS, less accumulated amortization	143,538	147,266
GOODWILL	307,171	308,912
DEFERRED INCOME TAXES, long term	38,603	39,198
PREPAID ROYALTIES	533	533

TOTAL ASSETS	$718,362	$721,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$24,431	$29,200
Accrued liabilities	20,448	18,722
Current portion of long-term debt	7,500	7,500

Total current liabilities	52,379	55,422
LONG-TERM DEBT, net of current portion	140,625	142,500
Other long term liabilities	1,479	327

Total liabilities	194,483	198,249

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 34,942,954 and 34,826,531 shares at August 31, 2012 and May 31, 2012, respectively	349	348
Additional paid-in capital	498,077	496,375
Retained earnings	29,454	30,175
Treasury stock, 142,305 shares, at cost	(2,104)	(2,104)
Accumulated other comprehensive loss	(1,897)	(1,274)

Total stockholders’ equity	523,879	523,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$718,362	$721,769

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	Aug 31, 2012	Aug 31, 2011
Cash flows from operating activities:
Net (loss) income	$(721)	$1,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,869	3,132
Amortization of acquired inventory basis step-up	3,445	—
Tax effect on exercise of stock options and issuance of performance shares	—	(240)
Deferred income taxes	(85)	911
Stock based compensation	1,122	799
Change in accounts receivable allowances	(35)	54
Other	45	(146)
Changes in operating assets and liabilities:
Accounts receivable	3,195	722
Inventories	(11,036)	(1,791)
Prepaid expenses and other	(601)	(153)
Accounts payable and accrued liabilities	(6,812)	(1,617)

Net cash (used in) provided by operating activities	(5,614)	3,044

Cash flows from investing activities:
Additions to property, plant and equipment	(968)	(541)
Proceeds from sale of assets	—	1,000
Acquisition of intangible and other assets	858	—
Purchases of marketable securities	(4,962)	(42,303)
Proceeds from sale or maturity of marketable securities	7,365	41,560

Net cash provided by (used in) investing activities	2,293	(284)

Cash flows from financing activities:
Repayment of long-term debt	(1,875)	(65)
Proceeds from exercise of stock options and employee stock purchase plan	579	1,804

Net cash (used in) provided by financing activities	(1,296)	1,739

Effect of exchange rate changes on cash and cash equivalents	5	10

(Decrease) increase in cash and cash equivalents	(4,612)	4,509
Cash and cash equivalents at beginning of period	23,508	45,984

Cash and cash equivalents at end of period	$18,896	$50,493

	Three Months Ended
	Aug 31, 2012	Aug 31, 2011
Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations in acquisition of fixed assets	$2,769	$—

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended August 31, 2012

(unaudited)

(in thousands, except share data)

					Accumulated other comprehensive loss
			Additional paid in capital
	Common Stock			Retained earnings		Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2012	34,826,531	$348	$496,375	$30,175	$(1,274)	(142,305)	$(2,104)	$523,520
Net (loss) income				(721)				(721)
Exercise of stock options	300							—
Purchase of common stock under ESPP	59,594	1	579					580
Issuance of performance shares	56,529		(53)					(53)
Stock based compensation			1,176					1,176
Other comprehensive loss, net of tax					(623)			(623)

Balance at August 31, 2012	34,942,954	$349	$498,077	$29,454	$(1,897)	(142,305)	$(2,104)	$523,879

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and August 31, 2011

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of August 31, 2012, the consolidated statement of stockholders’ equity for the three months ended August 31, 2012, the consolidated statements of income, the consolidated statements of comprehensive income and the consolidated statements of cash flows for the three months ended August 31, 2012 and August 31, 2011 have been prepared by us without audit. The consolidated balance sheet as of May 31, 2012 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended August 31, 2012 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2012, filed by us on August 14, 2012. Our most significant accounting policies are disclosed in Note A to the consolidated financial statements included in the aforementioned Form 10-K for the fiscal year ended May 31, 2012. The results of operations in the fiscal periods ended August 31, 2012 and August 31, 2011 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the three months ended August 31, 2012 and August 31, 2011 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, AngioDynamics UK Limited, AngioDynamics Netherlands B.V. and NM Holding Company, Inc. (Navilyst) since May 22, 2012 (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

Effective June 1, 2012, we consider our business to be a single segment entity – the development, manufacture and sale on a global basis of medical devices for vascular access, surgery, peripheral vascular disease and oncology. Our chief operating decision maker (CEO) evaluates the various global product portfolios on a net sales basis. Executives reporting in to the CEO include those responsible for operations and supply chain management, research and development, sales, franchise marketing and certain corporate functions. The CEO generally evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources. Prior to fiscal year 2013, our business was organized as two segments: Vascular and Onology/Surgery, each under the direction of a general manager with direct responsibility for all sales, marketing and product development activities.

We have performed an evaluation of subsequent events through the date the financial statements were issued. See Note N for subsequent event information.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and August 31, 2011

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS – cont’d

Regulatory Matters

On May 27, 2011, we received a Warning Letter from FDA in connection with its inspection of our Queensbury, NY manufacturing facility. In the Warning Letter, FDA cited deficiencies in the response letter we provided FDA pertaining to the inspection that occurred from January 4 through January 13, 2011. The deficiencies related to our internal procedures for medical device reporting, corrections and removals and complaint handling. We responded to the Warning Letter and completed corrective and preventive actions to address the observations noted.

On February 10, 2012, we received from FDA a Form 483, List of Investigational Observations, in connection with its inspection of our Queensbury facility from November 14, 2011 through February 10, 2012. The Form 483 contained 12 observations related to, among other things, our CAPA (Corrective and Preventive Action) system, MDR (Medical Device Reporting), complaint investigation, corrections and removals, acceptance criteria and training. Some of the observations contained in the Form 483 were repeat observations from the May 27, 2011 Warning Letter.

On February 13, 2012, we received from FDA a Form 483 in connection with its inspection of our Fremont facility from January 12, 2012 through February 13, 2012. The Form 483 contained 6 observations related to, among other things, our CAPA system, design controls, risk management and training.

We provided responses to FDA within 15 business days of our receipt of the Form 483s and we will continue to work closely with FDA to resolve any outstanding issues. We have developed a comprehensive Quality Call to Action Program to review and augment our Quality Management Systems at our Queensbury facility and we have implemented numerous measures outlined in that plan. When we initiated the program in early December 2011, we engaged a team of external regulatory and quality experts and reallocated a significant number of engineering and product development resources to support this corporate initiative. In the first quarter of fiscal 2013, we incurred $ 699 thousand in costs associated with the Quality Call to Action Program.

On September 24, 2012, we received from FDA a Form 483 in connection with the re-inspection of our Queensbury, NY facility from September 6 through September 14, and September 19 and September 24. This re-inspection followed our response to the original 483 issued by FDA on February 13, 2012. The Form 483 contained 5 observations related to 510(k) decisions, complaint investigations, acceptance criteria, corrective and preventive actions and training. All but one of the observations in the Form 483 related to events that occurred before the date that we had indicated to FDA in our previous responses that our corrective and remediation activities related to our Quality Call to Action would be completed. We provided responses to FDA within 15 business days of our receipt of the Form 483 and we will continue to work closely with FDA to resolve any outstanding issues. Until the items raised in the Warning Letters and during the recent inspections are corrected, we may be subject to additional regulatory action by FDA, including the issuance of warning letters, injunction, seizure or recall of products, imposition of fines or penalties or operating restrictions on our facilities. Such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012 and August 31, 2011

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

Expiration of our Distribution Agreement Amendment for LC Bead

The Supply and Distribution Agreement with Biocompatibles UK Limited, which granted us exclusive distribution rights to LC Beads in the United States, expired on December 31, 2011. LC Bead sales were $8.0 million in the quarter ending August 31, 2011.

Acquisition and Restructuring

Navilyst Acquisition Costs

The fiscal 2013 first quarter results include approximately $ 2.2 million in transaction and severance costs related to the Navilyst acquisition. These costs are included in “Acquisition and restructuring” in the statement of operations. See Note B for additional information.

Closure of UK facility

During the first fiscal quarter of 2012, we made the decision to close our Cambridge, UK facility and transfer the production of lasers to our Queensbury, NY facility. We have extended the date for closing the UK facility and moving laser manufacturing from December 2011 to December 2012. We estimate the total cost of this project will be approximately $3.4 million. The income statements for the three month periods ending August 31, 2012 and August 31, 2011 include charges of $337 thousand and $295 thousand, respectively, for costs incurred associated with this closure. The charge is included in “Acquisition and restructuring” in the income statement.

NOTE B – ACQUISITIONS

Acquisition of Navilyst

On May, 22, 2012, we completed the acquisition of privately-held Navilyst, a global medical device company with strengths in the vascular access, interventional radiology and interventional cardiology markets. The acquisition and related transaction costs were financed through the issuance of approximately 9.5 million shares of our common stock, $150 million in drawn acquisition debt financing and $97 million of cash. Based on the closing price of our stock of $12.44 on the day prior to the transaction, the purchase price was approximately $361 million.

The fiscal 2013 first quarter results include approximately $ 2.2 million in transaction and severence costs related to the Navilyst acquisition. These costs are included in “Acquisition and restructuring” in the statement of income. Investment funds affiliated with Avista Capital Partners, former owners of Navilyst, received approximately 9.5 million shares of our common stock and as of August 31, 2012 held approximately 27% of our outstanding shares. Investment funds affiliated with Avista Capital Partners entered into a stockholders agreement with us as part of the transaction and also appointed two additional directors to our existing Board of Directors.

To satisfy any working capital adjustment and potential indemnification claims that may arise, $19.1 million of purchase consideration has been placed in escrow, including approximately $14.0 million in cash and approximately 415 thousand shares of common stock, determined based on the closing price of $12.44 on the day prior to the transaction. The indemnification claims period will terminate on July 15, 2013. At August 31, 2012 and May 31, 2012, we have $2.5 million of receivable related to the working capital adjustment recorded as escrow receivable on the balance sheet. Such receivable is the subject of ongoing negotiation between the parties and there can be no assurance it will be realized.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012 and August 31, 2011

(unaudited)

NOTE B – ACQUISITIONS – (cont’d)

Goodwill recorded as a result of the acquisition was $145.2 million. Intangible assets acquired, other than goodwill, totaled approximately $107.1 million, of which $49.4 million has been identified as customer relationships (15- year weighted average useful life), $32.5 million of trademarks (of which $28.6 million has been determined to have an indefinite useful life and the remaining $3.9 million has a 7 year weighted average useful life), $15.1 million of in-process research and development (indefinite useful life until completed) and $10.1 million of technology (6-year weighted average useful life).

The IPR&D assets, which are accounted for as indefinite-lived assets, represent the development of a biomedical polymer additive for use in PICC and other vascular access product lines and a power injectable port which are valued at $12.1 million and $3.0 million, respectively. The biomedical polymer additive product launch recently received regulatory approval and the product was released in the United States in October 2012. The power injectable port is expected to be released in the United States in fiscal 2013, subject to regulatory approvals. The fair value of these intangible assets was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

May 22, 2012
Cash and cash equivalents	$7,683
Accounts receivable	19,069
Inventories	26,851
Prepaid expenses and other current assets	5,504
Property, plant and equipment	34,017
Deferred tax assets	33,709
Goodwill	145,221
Intangibles	107,100
Other long-term assets	497

Total assets acquired	379,651
Liabilties assumed	(18,287)

Total net assets acquired	$361,364

The purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the acquired assets and liabilities. Any adjustment to the purchase price allocation will be made as soon as practicable but no later than one year from May 22, 2012, the acquisition date. See Note D for additional information about changes in the carrying amount of goodwill.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012 and August 31, 2011

(unaudited)

NOTE B – ACQUISITIONS – (cont’d)

Investment in Microsulis Medical Ltd

On March 22, 2012, we established a strategic relationship with Microsulis Medical Ltd., a U.K.-based company specializing in minimally-invasive, microwave ablation technology for the coagulation of soft tissue with systems in more than 80 hospitals worldwide.

The relationship includes a $5 million investment in Microsulis through the purchase of senior preferred stock, representing a 14.3% ownership position, exclusive distribution rights to market and sell their microwave ablation systems in all markets outside the United States from May 2012 through December 2013, and an exclusive option to purchase at any time until September 22, 2013, substantially all of the global assets of Microsulis Medical, Ltd. We have accounted for the investment under the cost method. The $5 million investment is included in intangible assets and other non -current assets on the balance sheet at August 31, 2012 and May 31, 2012.

NOTE C – INVENTORIES

Inventories are stated at lower of cost (at standard cost which approximates the first-in, first-out method) or market. Inventories consist of the following:

	Aug 31, 2012	May 31, 2012
	(in thousands)
Raw materials	$20,210	$18,984
Work in process	10,653	9,504
Finished goods	32,551	27,335

Inventories	$63,414	$55,823

NOTE D – GOODWILL AND INTANGIBLE ASSETS

As previously discussed, effective June 1,2012 we implemented a change to our internal reporting structure and we now view the business as one operating segment. In connection with this change, we have also re-assessed our reporting units in accordance with ASC 350 and have determined that, effective June 1, 2012 we have one reporting unit for goodwill impairment testing purpose. We have considered these internal structural changes and their potential impact as it relates to testing goodwill for impairment. We have assessed these changes from a qualitative perspective in determining whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value as a basis for determining whether it is necessary for us to perform a two-step goodwill impairment test. Based on our qualitative assessment, we have determined that it is not more likely than not that the fair value of our reporting unit is less than its carrying value and therefore, goodwill is not impaired.

Changes in the carrying amount of goodwill for the quarter ended August 31, 2012 are as follows (in thousands):

Balance, May 31, 2012	$308,912
Adjustments to purchase price allocation	(1,741)

Balance, August 31, 2012	$307,171

The above $1.7 million reduction in the carrying value of goodwill is the combined result of an $858,000 settlement from Avista Capital Partners and an $883,000 increase in the value of deferred tax assets assumed in the Navilyst acquisition.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012 and August 31, 2011

(unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

The balances of intangible assets are as follows:

	August 31, 2012
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Customer relationships	$82,217	$(24,224)	$57,993	11.8
Product technologies	55,542	(20,237)	35,305	11.3
Trademark-NAMIC	28,600	—	28,600	Indefinite
In-process R&D acquired	15,100	—	15,100	Indefinite
Licenses	6,152	(3,895)	2,257	9.1
Trademarks	4,575	(532)	4,043	7.3
Distributor relationships	1,140	(900)	240	2.6

	$193,326	$(49,788)	$143,538

	May 31, 2012
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Customer relationships	$82,205	$(22,123)	$60,082	11.7
Product technologies	55,540	(18,839)	36,701	11.3
Trademark-NAMIC	28,600	—	28,600	Indefinite
In-process R&D acquired	15,042	—	15,042	Indefinite
Licenses	6,152	(3,711)	2,441	9.1
Trademarks	4,575	(375)	4,200	7.3
Distributor relationships	1,140	(940)	200	2.6

	$193,254	$(45,988)	$147,266

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012 and August 31, 2011

(unaudited)

NOTE E – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Aug 31, 2012	May 31, 2012
	(in thousands)
Payroll and related expenses	$7,514	$7,761
Deferred revenue	3,341	3,138
Royalties	2,100	2,258
Sales and franchise taxes	1,039	1,092
Interest rate swap at fair value	1,088	1,210
Other	5,366	3,263

Total	$20,448	$18,722

NOTE F – LONG TERM DEBT

Bank Credit Agreement

In connection with the Navilyst acquisition, we entered into a Credit Agreement with a group of banks which provided a $150 million senior secured term loan facility and a $50 million senior secured revolving credit facility. The $150 million in proceeds from the term loan were used to finance a portion of the consideration for the acquisition. The revolving facility may be used for general corporate purposes and was undrawn at August 31, 2012. Both facilities have five year maturities. The term facility has a quarterly repayment schedule equal to 5%, 5%, 15%, 25% and 50% of its principal amount in years one through five. The credit agreement contains certain financial covenants relating to fixed charge coverage and leverage, as defined, with which we were in compliance at August 31, 2012. Amounts borrowed under the Credit Agreement are collateralized by all Company assets. Interest on both the term loan and the revolving loan is based on a base rate or Eurodollar rate plus an applicable margin with increases as our total leverage ratio increases, and with the base rate and Eurodollar dollar rate have ranges of 1.0% to 1.75% and 2.0% to 2.75% respectively. In the event of default, the interest rate may be increased by 2.0%. The revolving facility will also carry a commitment fee of 0.30% to 0.50% per year on the unused portion. As of August 31, 2012, net deferred financing costs of $2.3 million are recorded as a component of other assets on the balance sheet and are being amortized over the remaining life of the related debt.

In June 2012, we entered in an interest rate swap agreement, with an initial notional amount of $100 million, to limit the effect of rising of interest rates. The Swap Agreement, which qualifies for hedge accounting under authoritative guidance, is a contract to exchange floating interest rate payments for fixed interest rate payments of 3.26% of the outstanding balance of the loan over the life of the agreement without the exchange of the underlying notional amounts.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012 and August 31, 2011

(unaudited)

NOTE G – INCOME TAXES

Our effective income tax rate for the three month periods ending August 31, 2012 and August 31, 2011 was 38% and 35%, respectively.

NOTE H – EARNINGS PER COMMON SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share further includes the dilutive effect of potential common stock consisting of stock options, warrants, and restricted stock units, provided that the inclusion of such securities is not antidilutive. Due to a reported net loss for the first quarter of fiscal 2013, our basic and diluted earnings per share calculations are identical.

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Three Months Ended
	Aug 31, 2012	Aug 31, 2011
Basic	34,703,518	25,024,117
Effect of dilutive securities	0	173,029

Diluted	34,703,518	25,197,146

Excluded from the calculation of diluted earnings per common share were options and restricted stock awards issued to employees and non-employees to purchase 2,922,983 shares of common stock for the three months ended August 31, 2012, as their inclusion would be antidilutive. For the comparable three month period ended August 31, 2011, options and restricted stock awards issued to employees and non-employees to purchase 1,946,509 shares of common stock were also excluded as their inclusion would be antidilutive.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012 and August 31, 2011

(unaudited)

NOTE I –SEGMENT AND GEOGRAPHIC INFORMATION

Effective June 1, 2012, we consider our business to be a single segment entity – the development, manufacture and sale on a global basis of medical devices for vascular access, surgery, peripheral vascular disease and oncology. Our chief operating decision maker (CEO) evaluates the various global product portfolios on a net sales basis. Executives reporting in to the CEO include those responsible for operations and supply chain management, research and development, sales, franchise marketing and certain corporate functions. The CEO generally evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources. Prior to fiscal year 2013, our business was organized as two segments: Vascular and Onology/Surgery, each under the direction of a general manager with direct responsibility for all sales, marketing and product development activities.

Net sales by product category are summarized below (in thousands):

	Three Months Ended
	Aug 31, 2012	Aug 31, 2011
Net sales
Peripheral Vascular	$43,243	$20,968
Vascular Access	26,584	15,597

Total Vascular	$69,827	$36,565
Oncology/Surgery	11,321	17,866
Supply Agreement	2,258	—

Total	$83,406	$54,431

Net sales for geographic areas, based on external customer location, are summarized below (in thousands):

	Three Months Ended
	Aug 31, 2012	Aug 31, 2011
Net Sales by Geography
United States	$67,851	$47,305
International	15,555	7,126

Total	$83,406	$54,431

NOTE J– FAIR VALUE

Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, short-term and long-term debt and interest rate swap agreements. The carrying amount of these instruments approximates fair value due to the immediate or short-term maturities or, with respect to our debt and related interest rate swaps, variable interest rates associated with these instruments. The interest rate swap agreements have been recorded at their fair value based on a valuation received from an independent third party. Marketable securities, with the exception of auction rate securities, are carried at their fair value as determined by quoted market prices.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012 and August 31, 2011

(unaudited)

NOTE J – FAIR VALUE –(cont’d)

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

There were no significant transfers in and out of Level 1 and 2 measurements for the three months ended August 31, 2012. There were no changes in Level 3 fair value instruments for the three months ended August 31, 2012.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012 and August 31, 2011

(unaudited)

NOTE J – FAIR VALUE –(cont’d)

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements using inputs considered as:			Fair Value at Aug 31, 2012
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$429	$—	$—	$429

Total	$429	$—	$—	$429

Marketable securities
Corporate bond securities	$—	$5,322	$—	5,322
U.S. government agency obligations	—	$4,455	$1,850	6,305

Total	—	9,777	1,850	11,627

Total Financial Assets	$429	$9,777	$1,850	$12,056

Financial Liabilities
Interest rate swap agreements	$—	$1,088	$—	$1,088

Total Financial Liabilities	$—	$1,088	$—	$1,088

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2012
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$4,762	$—	$—	$4,762

Total	$4,762	$—	$—	$4,762

Marketable securities
Corporate bond securities	$—	$6,371	$—	$6,371
U.S. government agency obligations	—	5,849	1,850	7,699

Total	—	12,220	1,850	14,070

Total Financial Assets	$4,762	$12,220	$1,850	$18,832

There were no financial liabilities measured at fair value at May 31, 2012.

We are exposed to market risk due to changes in interest rates. To reduce this risk, we periodically enter into certain derivative financial instruments to hedge the underlying economic exposure. We use derivative instruments as part of our interest rate risk management strategy.

In June 2012, we entered into an interest rate swap agreement, with an initial notional amount of $100 million, to limit the effect of variability due to interest rates on the loan. The Swap Agreement, which qualifies for hedge accounting under authoritative guidance, is a contract to exchange floating interest rate payments for fixed interest rate payments of 3.26% of the outstanding balance of the loan over the life of the agreement without the exchange of the underlying notional amounts.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012 and August 31, 2011

(unaudited)

NOTE K – MARKETABLE SECURITIES

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and are reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. As of August 31, 2012 and May 31, 2012, we had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.

Marketable securities as of August 31, 2012 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$6,346	$5	$(46)	$6,305
Corporate bond securities	5,431	17	(126)	5,322

	$11,777	$22	$(172)	$11,627

Marketable securities as of May 31, 2012 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$7,739	$5	$(45)	$7,699
Corporate bond securities	6,516	10	(155)	6,371

	$14,255	$15	$(200)	$14,070

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012 and August 31, 2011

(unaudited)

NOTE L – LITIGATION

Cirrex Systems LLC v. AngioDynamics, Inc.

On May 21, 2012, Cirrex Systems LLC filed a suit in the United States District Court of Georgia claiming that certain of our endovenous ablation products infringe a patent held by them. Cirrex is seeking unspecified damages and other relief. On October 3, 2012, we filed an answer denying infringement, asserting various affirmative defenses, and asserting counterclaims for a declaratory judgment of non-infringement and invalidity. Discovery has not yet begun and a trial date has not yet been set. We believe Cirrex’ claims are without merit and intend to defend against them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by them. Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but has asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. We have filed a Motion to Stay the litigation in view of the petitions for reexamination we filed in the US Patent and Trademark Office which seeks to invalidate all three patents asserted in the litigation. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012 and August 31, 2011

(unaudited)

NOTE L – LITIGATION- (cont’d)

Navilyst Medical, Inc. v. Merit Medical Systems, Inc.

On November 18, 2011, Navilyst Medical, Inc. filed suit for patent infringement against Merit Medical Systems, Inc. in the United States District Court, District of Massachusetts alleging that Merit infringes certain patents held by Navilyst. On March 1, 2012, Navilyst filed an amended complaint alleging that Merit also infringes another patent. The patents in suit generally relate to Navilyst’s fluid management systems. On August 27, 2012, the parties entered into a Settlement and License Agreement, and the case was dismissed on August 29, 2012.

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

AngioDynamics v. biolitec

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. In this action, we are seeking judgment against biolitec for defense and indemnification in two lawsuits which we previously settled. Our claims arise out of a Supply and Distribution Agreement (“SDA”) entered into with biolitec on April 1, 2002. On September 27, 2011, the U.S. District Court for the Northern District of New York granted key portions of our motion for summary judgment in our legal case against biolitec. The Court’s order was filed under seal. The Court also dismissed biolitec’s counterclaims against us. The court denied one portion of our summary judgment motion, which sought to recover additional costs from biolitec, leaving this for adjudication at trial. On September 28, 2012, the Court granted partial judgment to us in the amount of $16.4 million, along with pre-judgment interest.

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. This case is currently in the discovery phase. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012 and August 31, 2011

(unaudited)

NOTE M – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011 and December 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective annual periods, and interim periods within those years, beginning after December 15, 2011 (our fiscal year 2013). We have provided the disclosure in a separate statement herein. The adoption of this guidance had no material impact on our consolidated financial statements.

In September 2011, the FASB updated the accounting guidance related to testing goodwill for impairment. This update permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the quantitative assessment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 (our fiscal year 2013) however, early adoption is permitted. We expect to use the quantitative assessment for the annual impairment test to be performed in December 2012.

In July 2012, the FASB updated the accounting guidance related to testing indefinite-lived intangible assets for impairment. This update permits an entity to first make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The more-likely-than- not threshold is defined as having a likelihood of more than 50%. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012 (our fiscal year 2014) however early adoption is permitted, provided that the entity has not yet performed its annual impairment test or issued its financial statements.. We are currently evaluating the impact of adoption of this accounting guidance on our consolidated financial statements.

NOTE N – SUBSEQUENT EVENTS

Definitive Agreement to Acquire Vortex Medical Inc.

On October 8, 2012, we entered into a definitive agreement to acquire all the outstanding capital stock of Vortex Medical, Inc., a privately-held company focused on the development and commercialization of medical devices for the removal of thrombus, or blood clots, from occluded blood vessels. Vortex has developed and is currently commercializing the AngioVac® system, a venous drainage cannula for use during extracorporeal bypass. AngioVac’s proprietary design facilitates en bloc removal of undesirable intravascular material. The AngioVac system is FDA-cleared and an application has been filed for CE Mark approval.

Under the terms of the definitive agreement, AngioDynamics will acquire all the outstanding capital stock of Vortex Medical for $15 million in cash, payable at the closing and subject to certain adjustments, plus future earn out consideration also payable in cash. Earn out consideration is based on net sales of the AngioVac system during the ten years following the closing and is subject to guaranteed minimum earn out consideration of $8 million per year for five years payable beginning on the first anniversary date following closing. Total guaranteed minimum earn out consideration is $40 million.

We expect to complete the acquisition prior to October 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from our expectations. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, as well as our ability to integrate purchased businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the SEC, including our Form 10-K for the fiscal year ended May 31, 2012.

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

We sell our products in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. For the three months ended August 31, 2012, approximately 19% of our net sales were from markets outside the United States compared with 13% in the three months ended August 31, 2011.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For the three months ended August 31, 2012, our research and development (“R&D”) expenditures were $7.1 million, which represented 9% of net sales for the period. Comparable prior year expenditures were $5.6 million, or 10% of net sales. We expect to continue to spend considerable amounts on R&D activities in the future; however, downturns in our business could cause us to reduce our R&D spending.

Except to the extent we can further use our cash and short term investments or our equity securities as acquisition capital, we will require additional equity or debt financing to fund any future significant acquisitions.

Our ability to further increase our profitability will depend in part on improving gross profit margins. Factors such as changes in our product mix, new technologies and unforeseen price pressures may cause our margins to grow at a slower rate than we have anticipated, or to decline. We are currently operating our manufacturing facilities at normal capacity, which is less than full capacity.

Recent Developments

See Note A to our consolidated financial statements in this Quarterly Report on Form 10-Q for recent developments.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note M to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months ended August 31, 2012 and August 31, 2011

For the first quarter of fiscal 2013, we reported a net loss of $0.7 million, or $(0.02) per share, on net sales of $83.4 million, compared with net income of $1.48 million, or $0.05 per share, on net sales of $54.4 million in the first quarter of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Three Months Ended
	Aug 31, 2012	Aug 31, 2011
Net sales	100.0%	100.0%
Gross profit	47.3%	59.1%
Research and development	8.5%	10.3%
Sales and marketing	22.2%	30.0%
General and administrative	8.3%	7.9%
Amortization of intangibles	4.5%	4.2%
Restructuring and other costs	3.0%	1.7%
Operating income	0.8%	5.0%
Other income(expenses)	(2.2%)	(1.1%)
Income taxes	(0.5%)	1.3%
Net (loss) income	(0.9%)	2.5%

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and returns. Net sales of $83.4 million increased $29.0 million from the $54.4 million reported in the first quarter of fiscal 2012. This change in net sales was primarily attributable to products acquired in the Navilyst acquisition which closed May 22, 2012 as well as increased Nanoknife product sales, partially offset the absence of LC Beads sales following the end of distribution rights on December 31, 2011. Sales of LC Beads were $8.0 million in the first quarter of fiscal 2012.

From a product line perspective, Peripheral Vascular sales increased $22.3 million or 106% from the prior year period to $43.2 million. This increase was primarily attributable to sales of Navilyst fluid management products. Vascular Access sales were $26.6 million, an increase of $11.0 million from the prior year period. This increase is attributable to the increased sales of Navilyst PICCs and port products. Oncology/Surgery sales were $11.3 million, a decrease of 37% from prior year sales of $17.9 million. The decrease was primarily due to the decrease in LC Beads sales described earlier. Nanoknife sales totaled $3.0 million in the first quarter of fiscal 2013 and $2.2 million in the prior year quarter.

From a geographic perspective, U.S. sales increased $20.6 million or 43% in the first quarter of fiscal 2013 to $67.9 million from $47.3 million a year ago. This change in net sales was primarily attributable to sales of Navilyst products and increased Nanoknife product sales, partially offset by the $8.0 million decline in sales of LC Beads, as described earlier. International sales were $15.6 million in the fiscal first quarter of 2013, an increase of 118% from $7.1 million in the comparable prior year period. In addition to sales from the Navilyst products, International sales included microwave product sales from the Microsulis strategic relationship initiated in March 2012.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales decreased to 47.3% in the first quarter of 2013 from 59.1% in the same quarter a year ago. The decrease in gross profit was primarily attributable to the inclusion of the products acquired from Navilyst. In addition, the gross profit was reduced by the $3.4 million amortization of the step-up in basis of the acquired Navilyst inventory and $699 thousand of expenses for our Quality Call To Action program to review and augment our Quality Management Systems.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. R&D expenses increased by $1.5 million, or 27%, to $7.1 million in the first quarter of fiscal 2013 compared to the same prior year period. The increase is primarily due to increased R&D personnel and project costs brought in as a result of the Navilyst acquisition. As a percentage of net sales, R&D expenses were 8.5% for the fiscal first quarter of 2013, compared with 10.3% for the same period a year ago.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and samples. S&M expenses increased $2.2 million or 14% to $18.5 million in the first quarter of fiscal 2013 compared to the same prior year period with the increase primarily attributable to Navilyst sales and marketing personnel. As a percentage of net sales, S&M expenses were 22.2% for the fiscal first quarter of 2013, compared with 30.0% for the prior year period.

General and administrative expenses. General and administrative (“G&A”) expenses include executive management, finance and accounting, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses increased $2.6 million, or 60%, to $6.9 million in the first quarter of fiscal 2013 compared to the prior year period, primarily due to the addition of Navilyst personnel. G&A expenses increased to 8.3% of net sales compared with 7.9% in the prior year period.

Amortization of intangibles. Amortization of intangibles was $3.7 million in the first quarter of fiscal 2013, an increase of $1.4 million over the comparable first fiscal quarter of 2012 primarily due to amortization of intangibles related to the Navilyst acquisition.

Acquisition and restructuring. The first quarter of fiscal 2013 included acquisition and restructuring expenses of $2.5 million which primarily consisted of $2.2 million of transaction and severance expenses related to the acquisition of Navilyst and approximately $337 thousand for expenses related to the closure of our manufacturing facility in the UK.

Operating income. The first fiscal quarter of 2013 resulted in operating income of $684 thousand compared to $2.7 million for the first quarter of fiscal 2012. As a percentage of sales, operating income was 0.8% for the first quarter of 2013 compared to 5.0% in the same prior year period.

Other income (expenses). Other income and expenses for the first quarter of fiscal 2013 was $1.8 million of net expense compared with $614 thousand of net expense in the same period a year ago, representing (2.2)% and (1.1)% of net sales in their respective periods. Interest on the debt incurred to finance the Navilyst acquisition is the primary cause of the increase.

Income taxes. Our effective tax rate was a 38% benefit for the first fiscal quarter of 2013 compared with 35% expense for the prior year period. The prior year quarter reflects a benefit from the R&D tax credit which expired December 31, 2011. The current quarter is affected by the aforementioned expiration of the R&D tax credit as well as a reduction in the Domestic Production Activities Deduction caused by reduced taxable income.

Net (loss) income. For the first quarter of 2013, we reported net loss of $721 thousand, a decrease of $2.1 million from net income of $1.4 million for the prior year quarter.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $33.0 million at August 31, 2012, compared with $40.1 million at May 31, 2012. Marketable securities consist of U.S. government issued or guaranteed securities, corporate bonds and auction rate securities. At August 31, 2012, total debt was $149.6 million primarily comprised of short and long-term bank debt that financed our acquisition of Navilyst in May 2012. This compared with $150.0 million at May 31, 2012.

Summary of cash flows (in thousands):

	Three Months ended
	Aug 31, 2012	Aug 31, 2011
Cash (used in) provided by:
Operating activities	$(5,614)	$3,044
Investing activities	2,293	(284)
Financing activities	(1,296)	1,739
Effect of exchange rate changes on cash and cash equivalents	5	10

Net change in cash and cash equivalents	$(4,612)	$4,509

Net cash used in operating activities for the three months ended August 31, 2012 was $5.6 million compared with $3.0 million provided by operating activities in the prior year period. Cash used by operating activities during the first three months of fiscal year 2013 was primarily the result of an increase in inventories, net loss, changes in working capital balances and the effect on net loss of non-cash items, such as depreciation and amortization and stock-based compensation. The prior year period consisted of similar components with net income and lower inventory increases representing the primary difference between the periods.

Net cash provided by investing activities was $2.3 million for the three months ended August 31, 2012, compared with a use of $284 thousand for the same prior year period. The net cash provided by investing activities in the first three months of 2013 consisted primarily of net proceeds from the sale of marketable securities and available-for-sale short term investments and the $858 thousand settlement from Avista Capital Partners. In the prior year period, the same net components consisted of net purchases resulting in the use of cash for that period.

Net cash used in financing activities was $1.3 million for the three months ended August 31, 2012 compared to net cash provided by financing activities of $1.7 million for the comparable prior year period. The current year period consisted of repayment of long-term debt while the prior year period benefitted from the exercise of stock options.

Our contractual obligations and their effect on liquidity and cash flows have not changed substantially from that disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2012.

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

In June 2012, we entered into an interest rate swap agreement, with an initial notional amount of $100 million, to limit the effect of variability due to interest rates on the loan. The Swap Agreement, which qualifies for hedge accounting under authoritative guidance, is a contract to exchange floating interest rate payments for fixed interest rate payments of 3.26% of the outstanding balance of the loan over the life of the agreement without the exchange of the underlying notional amounts.

We sell our products in currencies other than US dollars, primarily the Euro, GB pound and Canadian dollar. Approximately 6% of our sales in the first three months of fiscal 2013 were denominated in currencies other than the US dollar. We currently have no significant direct foreign currency exchange risk.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries

Part II: Other Information

Item 1.	Legal Proceedings.

Cirrex Systems LLC v. AngioDynamics, Inc.

On May 21, 2012, Cirrex Systems LLC filed a suit in the United States District Court of Georgia claiming that certain of our endovenous ablation products infringe a patent held by them. Cirrex is seeking unspecified damages and other relief. On October 3, 2012, we filed an answer denying infringement, asserting various affirmative defenses, and asserting counterclaims for a declaratory judgment of non-infringement and invalidity. Discovery has not yet begun and a trial date has not yet been set. We believe Cirrex’ claims are without merit and intend to defend against them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by them. Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but has asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. We have filed a Motion to Stay the litigation in view of the petitions for reexamination we filed in the US Patent and Trademark Office which seeks to invalidate all three patents asserted in the litigation. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

Navilyst Medical, Inc. v. Merit Medical Systems, Inc.

On November 18, 2011, Navilyst Medical, Inc. filed suit for patent infringement against Merit Medical Systems, Inc. in the United States District Court, District of Massachusetts alleging that Merit infringes certain patents held by Navilyst. On March 1, 2012, Navilyst filed an amended complaint alleging that Merit also infringes another patent. The patents in suit generally relate to Navilyst’s fluid management systems. On August 27, 2012, the parties entered into a Settlement and License Agreement, and the case was dismissed on August 29, 2012.

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

AngioDynamics v. biolitec

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. In this action, we are seeking judgment against biolitec for defense and indemnification in two lawsuits which we previously settled. Our claims arise out of a Supply and Distribution Agreement (“SDA”) entered into with biolitec on April 1, 2002. On September 27, 2011, the U.S. District Court for the Northern District of New York granted key portions of our motion for summary judgment in our legal case against biolitec. The Court’s order was filed under seal. The Court also dismissed biolitec’s counterclaims against us. The court denied one portion of our summary judgment motion, which sought to recover additional costs from biolitec, leaving this for adjudication at trial. On September 28, 2012, the Court granted partial judgment to us in the amount of $16.4 million, along with pre-judgment interest.

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. This case is currently in the discovery phase. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary.

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

In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2012 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

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

ANGIODYNAMICS, INC. (Registrant)

Date: October 10, 2012	/S/ JOSEPH M. DEVIVO
Joseph M. DeVivo, President, Chief Executive Officer (Principal Executive Officer)

Date: October 10, 2012	/S/ D. JOSEPH GERSUK
D. Joseph Gersuk, Executive Vice President, Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002