Form 10-Q
period 2012-11-30
ANGIODYNAMICS INC
filed 2013-01-09
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 2, 2013
Common Stock, par value $.01	34,974,120 shares

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	Nov 30, 2012	Nov 30, 2011	Nov 30, 2012	Nov 30, 2011
Net sales	$87,007	$58,099	$170,423	$112,530
Cost of sales	42,919	24,868	86,877	47,154

Gross profit	44,088	33,231	83,546	65,376

Operating expenses
Research and development	7,014	5,125	14,088	10,715
Sales and marketing	18,671	15,847	37,214	32,156
General and administrative	6,910	4,625	13,808	8,937
Amortization of intangibles	4,107	2,300	7,844	4,594
Acquisition, restructuring and other items, net	2,264	1,408	4,786	2,331

Total operating expenses	38,966	29,305	77,740	58,733

Operating income	5,122	3,926	5,806	6,643

Other income (expenses)
Interest income	21	260	103	495
Interest expense	(1,383)	(111)	(2,715)	(227)
Other expense	(628)	(506)	(1,216)	(1,239)

Total other income (expenses)	(1,990)	(357)	(3,828)	(971)

Income before income tax provision	3,132	3,569	1,978	5,672
Income tax provision	1,163	1,240	730	1,970

Net income	$1,969	$2,329	$1,248	$3,702

Earnings per share
Basic	$0.06	$0.09	$0.04	$0.15

Diluted	$0.06	$0.09	$0.04	$0.15

Basic weighted average shares outstanding	34,827	25,190	34,765	25,107
Diluted weighted average shares outstanding	35,311	25,340	35,279	25,278

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	Nov 30, 2012	Nov 30, 2011	Nov 30, 2012	Nov 30, 2011
Net income	$1,969	$2,329	$1,248	$3,702
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on marketable securities	151	(214)	184	(276)
Unrealized gain (loss) on interest rate swap	29	2	(1,059)	(57)
Foreign currency translation gain (loss)	82	(113)	123	(113)

Other comprehensive income (loss), before tax	262	(325)	(752)	(446)
Income tax (expense) benefit related to items of other comprehensive income	(67)	78	324	123

Other comprehensive income (loss), net of tax	195	(247)	(428)	(323)

Total comprehensive income, net of tax	$2,164	$2,082	$820	$3,379

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	Nov 30, 2012	May 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,322	$23,508
Escrow receivable	2,500	2,500
Marketable securities, at fair value	2,155	14,070

Total cash, cash equivalents, escrow receivable and marketable securities	23,977	40,078
Accounts receivable, net of allowances of $939 and $933, respectively	47,085	48,588
Inventories	62,330	55,823
Deferred income taxes	6,728	4,923
Prepaid expenses and other	11,343	9,826

Total current assets	151,463	159,238
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation	58,547	55,915
OTHER ASSETS	9,633	10,707
INTANGIBLE ASSETS, less accumulated amortization	212,303	147,266
GOODWILL	337,190	308,912
DEFERRED INCOME TAXES, long term	9,278	39,198
PREPAID ROYALTIES	533	533

TOTAL ASSETS	$778,947	$721,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$20,950	$27,120
Accrued liabilities	22,750	20,802
Current portion of long-term debt	7,500	7,500
Current portion of contingent consideration	8,055	—
Other current liabilities	1,130	—

Total current liabilities	60,385	55,422
LONG-TERM DEBT, net of current portion	138,750	142,500
CONTINGENT CONSIDERATION, net of current portion	52,444	—
OTHER LONG TERM LIABILITIES	680	327

Total liabilities	252,259	198,249

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 34,974,120 and 34,826,531 shares at November 30, 2012 and May 31, 2012, respectively	349	348
Additional paid-in capital	498,722	496,375
Retained earnings	31,423	30,175
Treasury stock, 142,305 shares, at cost	(2,104)	(2,104)
Accumulated other comprehensive loss	(1,702)	(1,274)

Total stockholders’ equity	526,688	523,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$778,947	$721,769

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	Nov 30, 2012	Nov 30, 2011
Cash flows from operating activities:
Net income	$1,248	$3,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,161	6,273
Amortization of acquired inventory basis step-up	3,445	—
Stock based compensation	2,375	1,877
Tax effect on exercise of stock options and issuance of performance shares	(504)	(198)
Deferred income taxes	2,175	1,058
Change in fair value of contingent consideration	197	—
Change in accounts receivable allowances	6	205
Other	(571)	(37)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,497	(4,515)
Inventories	(9,952)	(1,546)
Prepaid expenses and other	299	(1,998)
Accounts payable and accrued liabilities	(6,861)	892

Net cash provided by operating activities	5,515	5,713

Cash flows from investing activities:
Additions to property, plant and equipment	(4,787)	(1,058)
Acquisition of business, net of cash acquired	(13,908)	—
Acquisition of intangible and other assets	(400)	(300)
Proceeds from disposal of intangible and other assets	801	1,000
Purchases of marketable securities	(5,134)	(77,652)
Proceeds from sale or maturity of marketable securities	16,989	69,275

Net cash used in investing activities	(6,439)	(8,735)

Cash flows from financing activities:
Repayment of long-term debt	(3,750)	(135)
Proceeds from exercise of stock options and employee stock purchase plan	476	2,250
Repurchase and retirement of shares	—	(2,104)

Net cash (used in) provided by financing activities	(3,274)	11

Effect of exchange rate changes on cash and cash equivalents	12	(18)

Decrease in cash and cash equivalents	(4,186)	(3,029)
Cash and cash equivalents at beginning of period	23,508	45,984

Cash and cash equivalents at end of period	$19,322	$42,955

	Six Months Ended
	Nov 30, 2012	Nov 30, 2011
Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations in acquisition of fixed assets	$2,509	$—
Contractual obligations in acquisition of intangibles and business	$60,302	$—

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended November 30, 2012

(unaudited)

(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at May 31, 2012	34,826,531	$348	$496,375	$30,175	$(1,274)	(142,305)	$(2,104)	$523,520
Net income				1,248				1,248
Exercise of stock options	300		(103)					(103)
Tax impact of stock option activity			(504)					(504)
Purchase of common stock under ESPP	59,594		579					579
Issuance of performance shares	87,695	1						1
Stock based compensation			2,375					2,375
Other comprehensive loss, net of tax					(428)			(428)

Balance at November 30, 2012	34,974,120	$349	$498,722	$31,423	$(1,702)	(142,305)	$(2,104)	$526,688

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012 and November 30, 2011

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of November 30, 2012, the consolidated statement of stockholders’ equity and the consolidated statement of cash flows for the six months ended November 30, 2012 and the consolidated statements of income and the consolidated statements of comprehensive income for the three and six months ended November 30, 2012 and November 30, 2011 have been prepared by us without audit. The consolidated balance sheet as of May 31, 2012 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended November 30, 2012 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2012, filed by us on August 14, 2012. Our most significant accounting policies are disclosed in Note A to the consolidated financial statements included in the aforementioned Form 10-K for the fiscal year ended May 31, 2012. The results of operations in the fiscal periods ended November 30, 2012 and November 30, 2011 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the three and six months ended November 30, 2012 and November 30, 2011 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, AngioDynamics UK Limited, AngioDynamics Netherlands B.V., NM Holding Company, Inc. (Navilyst) since May 22, 2012 and Vortex Medical, Inc. since October 15, 2012 (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

Effective June 1, 2012, we consider our business to be a single segment entity – the development, manufacture and sale on a global basis of medical devices for vascular access, surgery, peripheral vascular disease and oncology. Our chief operating decision maker (CEO) evaluates the various global product portfolios on a net sales basis. Executives reporting in to the CEO include those responsible for operations and supply chain management, research and development, sales, franchise marketing and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources. Prior to fiscal year 2013, our business was organized as two segments: Vascular and Oncology/Surgery, each under the direction of a general manager with direct responsibility for all sales, marketing and product development activities.

We have performed an evaluation of subsequent events through the date the financial statements were issued.

Acquisition of Vortex Medical Inc.

On October 15, 2012, we acquired all the outstanding capital stock of Vortex Medical, Inc., a privately-held company focused on the development and commercialization of medical devices for venous drainage and the removal of thrombus, or blood clots, from occluded blood vessels. Vortex’s principal product is the AngioVac ® system, which includes the AngioVac Cannula and Circuit. The AngioVac Cannula has a proprietary balloon-actuated, expandable, funnel-shaped distal tip that enhances flow, prevents clogging of the cannula and facilitates en bloc, or whole removal of undesirable intravascular material. Both the AngioVac Cannula and Circuit are FDA-cleared for use during extracorporeal bypass for up to 6 hours. An application for CE Mark approval has been filed.

The total estimated purchase consideration of $75.4 million includes an upfront payment of $15.1 million and the estimated fair value of contingent (Earn out) consideration of $60.3 million. The estimated fair value of contingent consideration is based on projected Angio Vac net sales in the ten year period following the closing. The amount of the Earn out consideration that could be paid on Angio Vac net sales is not limited.

The estimated purchase consideration exceeds the fair value of the acquired net assets by $30.0 million and was recorded as goodwill. Goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 15 years as revenues are earned from the sales of related products. We incurred acquisition related costs of $325 thousand, which were expensed to “Acquisition, restructuring and other items, net” in the statement of income. We have not finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date becomes available. See Note B for additional information.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012 and November 30, 2011

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS – cont’d

Regulatory Matters

On May 27, 2011, we received a Warning Letter from FDA in connection with its inspection of our Queensbury, NY manufacturing facility. In the Warning Letter, FDA cited deficiencies in the response letter we provided FDA pertaining to the inspection that occurred from January 4 to January 13, 2011. The deficiencies related to our internal procedures for medical device reporting, corrections and removals and complaint handling. We responded to the Warning Letter and completed corrective and preventive actions to address the observations noted.

In December 2011, we initiated a comprehensive Quality Call to Action Program to review and augment our Quality Management Systems at our Queensbury facility. To accelerate implementation of the program, we engaged a team of external regulatory and quality experts and reallocated a significant number of engineering and product development resources to support this corporate initiative. From inception of the Quality Call to Action Program through the second fiscal quarter of 2013, we have incurred $3.1 million in direct costs associated with the program.

On February 10, 2012, we received from FDA a Form 483, List of Investigational Observations, in connection with its inspection of our Queensbury facility from November 14, 2011 to February 10, 2012. The Form 483 contained 12 observations related to, among other things, our CAPA (Corrective and Preventive Action) system, MDR (Medical Device Reporting), complaint investigation, corrections and removals, acceptance criteria and training. Some of the observations contained in the Form 483 were repeat observations from the May 27, 2011 Warning Letter.

On February 13, 2012, we received from FDA a Form 483 in connection with its inspection of our Fremont facility from January 12, 2012 to February 13, 2012. The Form 483 contained six observations related to, among other things, our CAPA system, design controls, risk management and training. We provided responses to FDA within 15 business days of our receipt of the Form 483s.

On September 24, 2012, we received from FDA a Form 483 in connection with its subsequent inspection of our Queensbury, NY facility from September 6 to September 14, and September 19 and September 24. This re-inspection followed our response to the original Form 483 issued by FDA on February 13, 2012. The Form 483 contained 5 observations related to 510(k) decisions, complaint investigations, acceptance criteria, corrective and preventive actions and training. All but one of the observations in the Form 483 related to events that occurred before the date that we had indicated to FDA in our previous responses that our corrective and remediation activities related to our Quality Call to Action would be completed. We provided responses to FDA within 15 business days of our receipt of the Form 483.

On November 28, 2012, FDA completed an inspection of our Manchester, GA facility and no Form 483 observations were issued.

We will continue to work closely with FDA to resolve any outstanding issues. Unless the items raised in the previously disclosed Warning Letters and Form 483s are corrected to FDA’s satisfaction or we come to some other arrangement with FDA finally resolving such matters, we may be subject to additional regulatory or legal action, including the issuance of warning letters, injunction, seizure or recall of products, imposition of fines or penalties or operating restrictions on our facilities. Such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results.

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

November 30, 2012 and November 30, 2011

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

Expiration of our Distribution Agreement Amendment for LC Bead

The Supply and Distribution Agreement with Biocompatibles UK Limited, which granted us exclusive distribution rights to LC Beads in the United States, expired on December 31, 2011. LC Bead sales were $9.1 million and $17.1 million in the three and six months ending November 30, 2011, respectively.

Acquisition, restructuring and other items, net

Navilyst Acquisition Costs

The three and six month periods ended November 30, 2012 include approximately $1.7 million and $3.9 million, respectively, in transaction and severance costs related to the Navilyst acquisition. These costs are included in “Acquisition, restructuring and other items, net” in the statement of operations. See Note B for additional information.

Closure of UK facility

During the first fiscal quarter of 2012, we made the decision to close our Cambridge, UK facility and transfer the production of lasers to our Queensbury, NY facility. We subsequently extended the date for closing the UK facility and moving laser manufacturing from December 2011 to December 2012. We estimate the total cost of this project will be approximately $3.4 million. The income statements for the three month periods ending November 30, 2012 and November 30, 2011 include charges of $279 thousand and $587 thousand, respectively, for costs incurred associated with this closure. The income statements for the six month periods ending November 30, 2012 and November 30, 2011 include charges of $616 thousand and $883 thousand, respectively, for costs incurred associated with this closure. The charge is included in “Acquisition, restructuring and other items, net” in the income statement.

NOTE B – ACQUISITIONS

Acquisition of Vortex Medical, Inc.

On October 15, 2012, we acquired all the outstanding capital stock of Vortex Medical, Inc., a privately-held company focused on the development and commercialization of medical devices for venous drainage and the removal of thrombus, or blood clots, from occluded blood vessels. Vortex’s principal product is the AngioVac ® system, which includes the AngioVac Cannula and Circuit. The AngioVac Cannula has a proprietary balloon-actuated, expandable, funnel-shaped distal tip that enhances flow, prevents clogging of the cannula and facilitates en bloc, or whole removal of undesirable intravascular material. Both the AngioVac Cannula and Circuit are FDA-cleared for use during extracorporeal bypass for up to 6 hours. An application for CE Mark approval has been filed.

The stock purchase agreement provided for the payment of $15.1 million in cash at closing, which is subject to a working capital adjustment, plus future earn out consideration payable in cash. Earn out consideration is based on our net sales of the AngioVac system during the ten years following the closing, payable in the amount of 10% of annual net sales up to $150 million, 12.5% of annual net sales between $150 million and $500 million, and 15% of annual net sales above $500 million. The Earn out consideration is subject to guaranteed minimum payments payable on the anniversary dates following closing, in the amounts of $8.35 million on the first, $8.0 million on the second, third and fourth, and $7.65 million on the fifth anniversary date. If a minimum payment for a period exceeds the contingent earn out payment for the same period, the amount of the excess will be credited against future contingent earn out payments.

The total estimated purchase consideration of $75.4 million includes the upfront payment of $15.1 million and the estimated fair value of contingent consideration of $60.3 million. The estimated fair value of contingent consideration is based on projected AngioVac net sales in the ten year period following the closing. The amount of the Earn out consideration that could be paid on AngioVac net sales is not limited.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012 and November 30, 2011

(unaudited)

NOTE B – ACQUISITIONS – (cont’d)

The Vortex historical financial results were not significant and therefore pro forma results would not be substantially different. Sales since the acquisition closed are negligible and the operations of Vortex have been fully integrated from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$339
Accounts receivable	200
Inventories	488
Other assets	6
Deferred tax assets	1,307
Intangibles	72,430
Goodwill	30,019

Total assets acquired	104,789
Deferred tax liabilities	(28,451)
Liabilities assumed	(931)

Total purchase price	$75,407

Up front payment	$15,105
Present value of contingent consideration liability	60,302

Total purchase price	$75,407

The estimated purchase consideration exceeds the fair value of the acquired net assets by $30.0 million and was recorded as goodwill. Goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 15 years as revenues are earned from the sales of the related products. We incurred acquisition related costs of $325 thousand, which were expensed to “Acquisition, restructuring and other items, net” in the statement of income. We have not finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date becomes available.

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

The three and six month periods ended November 30, 2012 include approximately $1.7 million and $3.9 million, respectively, in transaction and severance costs related to the Navilyst acquisition. These costs are included in “Acquisition, restructuring and other items, net” in the statement of income. Investment funds affiliated with Avista Capital Partners, former owners of Navilyst, received approximately 9.5 million shares of our common stock and, as of November 30, 2012, held approximately 27% of our outstanding shares. Investment funds affiliated with Avista Capital Partners entered into a stockholders agreement with us as part of the transaction and also appointed two additional directors to our existing Board of Directors.

To satisfy any working capital adjustment and potential indemnification claims that may arise, $19.1 million of purchase consideration has been placed in escrow, including approximately $14.0 million in cash and approximately 415 thousand shares of common stock, determined based on the closing price of $12.44 on the day prior to the transaction. The indemnification claims period will terminate on July 15, 2013. At May 31, 2012 and November 30, 2012, we had $2.5 million of receivable related to the working capital adjustment recorded as escrow receivable on the balance sheet.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012 and November 30, 2011

(unaudited)

NOTE B – ACQUISITIONS – (cont’d)

Goodwill recorded as a result of the acquisition was $145.2 million. Intangible assets acquired, other than goodwill, totaled approximately $107.1 million, of which $49.4 million has been identified as customer relationships (15-year weighted average useful life), $32.5 million of trademarks (of which $28.6 million has been determined to have an indefinite useful life and the remaining $3.9 million has a 7 year weighted average useful life), $15.1 million of in-process research and development (indefinite useful life until completed) and $10.1 million of technology (6-year weighted average useful life).

The IPR&D assets, which were accounted for as indefinite-lived assets at the time of acquisition, represent the development of a biomedical polymer additive for use in PICC and other vascular access product lines and a power injectable port which are valued at $12.1 million and $3.0 million, respectively. The biomedical polymer additive product recently received regulatory approval and the product was released in the United States in October 2012 and is being amortized over a 10 year useful life. The power injectable port is expected to be released in the United States in fiscal 2013, subject to regulatory approvals. The fair value of these intangible assets was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012 and November 30, 2011

(unaudited)

NOTE B – ACQUISITIONS – (cont’d)

Investment in Microsulis Medical Ltd

On March 22, 2012, we established a strategic relationship with Microsulis Medical Ltd., a U.K.-based company specializing in minimally-invasive, microwave ablation technology for the coagulation of soft tissue.

The relationship includes a $5 million investment in Microsulis through the purchase of senior preferred stock, representing a 14.3% ownership position, exclusive distribution rights to market and sell their microwave ablation systems in all markets outside the United States from May 2012 through December 2013, and an exclusive option to purchase at any time until September 22, 2013, substantially all of the global assets of Microsulis Medical, Ltd. We have accounted for the investment under the cost method. The $5 million investment is included in intangible assets and other non-current assets on the balance sheet at November 30, 2012 and May 31, 2012.

NOTE C – INVENTORIES

Inventories are stated at lower of cost (at standard cost which approximates the first-in, first-out method) or market. Inventories consist of the following:

	Nov 30, 2012	May 31, 2012
	(in thousands)
Raw materials	$20,271	$18,984
Work in process	9,349	9,504
Finished goods	32,710	27,335

Inventories	$62,330	$55,823

NOTE D – GOODWILL AND INTANGIBLE ASSETS

As previously discussed, effective June 1, 2012 we implemented a change to our internal reporting structure and we now view the business as one operating segment. In connection with this change, we have also re-assessed our reporting units in accordance with ASC 350 and have determined that, effective June 1, 2012 we have one reporting unit for goodwill impairment testing purpose. We have considered these internal structural changes and their potential impact as it relates to testing goodwill for impairment. We have assessed these changes from a qualitative perspective in determining whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value as a basis for determining whether it is necessary for us to perform a two-step goodwill impairment test. Based on our qualitative assessment, we have determined that it is not more likely than not that the fair value of our reporting unit is less than its carrying value and therefore, goodwill is not impaired.

Changes in the carrying amount of goodwill for the six months ended November 30, 2012 are as follows (in thousands):

Balance, May 31, 2012	$308,912
Adjustments to purchase price	(1,741)
Goodwill acquired from Vortex	30,019

Balance, November 30, 2012	$337,190

The above $1.7 million reduction in the carrying value of goodwill is the result of an $858,000 payment from Avista Capital Partners and an $883,000 increase in the value of deferred tax assets from the Navilyst acquisition.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012 and November 30, 2011

(unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

The balances of intangible assets are as follows:

	November 30,2012
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
		(in thousands)		(years)
Product technologies	$140,324	$(21,949)	$118,375	13.3
Customer relationships	82,216	(26,344)	55,872	14.8
Trademark-NAMIC	28,600	—	28,600	Indefinite
In-process R&D acquired	3,000	—	3,000	Indefinite
Licenses	6,302	(4,093)	2,209	8.8
Trademarks	4,575	(568)	4,007	9.9
Distributor relationships	1,140	(900)	240	2.6

	$266,157	$(53,854)	$212,303

	May 31, 2012
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
		(in thousands)		(years)
Customer relationships	$82,205	$(22,123)	$60,082	11.7
Product technologies	55,540	(18,839)	36,701	11.3
Trademark-NAMIC	28,600	—	28,600	Indefinite
In-process R&D acquired	15,042	—	15,042	Indefinite
Licenses	6,152	(3,711)	2,441	9.1
Trademarks	4,575	(375)	4,200	7.3
Distributor relationships	1,140	(940)	200	2.6

	$193,254	$(45,988)	$147,266

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012 and November 30, 2011

(unaudited)

NOTE E – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Nov 30, 2012	May 31, 2012
	(in thousands)
Payroll and related expenses	$8,585	$7,754
Accrued severance	2,901	2,087
Deferred revenue	2,957	3,138
Royalties	1,913	2,258
Sales and franchise taxes	1,287	1,092
Interest rate swap liability	1,059	—
Other	4,048	4,473

Total	$22,750	$20,802

NOTE F – LONG TERM DEBT

Bank Credit Agreement

In connection with the Navilyst acquisition, we entered into a Credit Agreement with a group of banks which provided a $150 million senior secured term loan facility and a $50 million senior secured revolving credit facility. The $150 million in proceeds from the term loan were used to finance a portion of the consideration for the acquisition. The revolving facility may be used for general corporate purposes and was undrawn at November 30, 2012. Both facilities have five year maturities. The term facility has a quarterly repayment schedule equal to 5%, 5%, 15%, 25% and 50% of its principal amount in years one through five. The credit agreement contains certain financial covenants relating to fixed charge coverage and leverage, as defined, with which we were in compliance at November 30, 2012. Amounts borrowed under the Credit Agreement are collateralized by all our assets. Interest on both the term loan and the revolving loan is based on a base rate or Eurodollar rate plus an applicable margin with increases as our total leverage ratio increases, and with the base rate and Eurodollar rate have ranges of 1.0% to 1.75% and 2.0% to 2.75% respectively. In the event of default, the interest rate may be increased by 2.0%. The revolving facility will also carry a commitment fee of 0.30% to 0.50% per year on the unused portion. As of November 30, 2012, net deferred financing costs of $2.2 million are recorded as a component of other assets on the balance sheet and are being amortized over the remaining life of the related debt.

In June 2012, we entered in an interest rate swap agreement, with an initial notional amount of $100 million, to limit the effect of rising of interest rates. The Swap Agreement, which qualifies for hedge accounting under authoritative guidance, is a contract to exchange floating interest rate payments for fixed interest rate payments on the outstanding balance of the loan over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement provides for a fixed rate of 0.74% above the applicable rate provided for in the Credit Agreement.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012 and November 30, 2011

(unaudited)

NOTE G – INCOME TAXES

Our effective income tax rate for the three month periods ending November 30, 2012 and November 30, 2011 was 37% and 35%, respectively. Our effective income tax rate for the six month periods ending November 30, 2012 and November 30, 2011 was 37% and 35%, respectively.

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

The following table sets forth the reconciliation of the weighted-average number of common shares (in thousands):

	Three Months Ended		Six Months Ended
	Nov 30, 2012	Nov 30, 2011	Nov 30, 2012	Nov 30, 2011
Basic	34,827	25,190	34,765	25,107
Effect of dilutive securities	484	150	514	171

Diluted	35,311	25,340	35,279	25,278

Excluded from the calculation of diluted earnings per common share were options and restricted stock awards issued to employees and non-employees to purchase 3.2 million and 3.0 million shares of common stock for the three and six months ended November 30, 2012, respectively, as their inclusion would be antidilutive. For the comparable three and six month period ended November 30, 2011, options and restricted stock awards issued to employees and non-employees to purchase 2.4 million and 2.1 million shares of common stock were also excluded as their inclusion would be antidilutive.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012 and November 30, 2011

(unaudited)

NOTE I – SEGMENT AND GEOGRAPHIC INFORMATION

Effective June 1, 2012, we consider our business to be a single segment entity – the development, manufacture and sale on a global basis of medical devices for vascular access, surgery, peripheral vascular disease and oncology. Our chief operating decision maker (CEO) evaluates the various global product portfolios on a net sales basis. Executives reporting in to the CEO include those responsible for operations and supply chain management, research and development, sales, franchise marketing and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources. Prior to fiscal year 2013, our business was organized as two segments: Vascular and Oncology/Surgery, each under the direction of a general manager with direct responsibility for all sales, marketing and product development activities.

Net sales by product category are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	Nov 30,	Nov 30,	Nov 30,	Nov 30,
	2012	2011	2012	2011
Net Sales by Product Category
Peripheral Vascular	$45,766	$23,079	$89,060	$44,047
Vascular Access	26,712	15,203	53,342	30,800

Total Vascular	$72,478	$38,282	$142,402	$74,847
Oncology/Surgery	12,006	19,817	23,239	37,683
Supply Agreement	2,523	—	4,782	—

Total	$87,007	$58,099	$170,423	$112,530

Net sales for geographic areas, based on external customer location, are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	Nov 30,	Nov 30,	Nov 30,	Nov 30,
	2012	2011	2012	2011
Net Sales by Geography
United States	$69,652	$49,653	$137,680	$96,958
International	17,355	8,446	32,743	15,572

Total	$87,007	$58,099	$170,423	$112,530

NOTE J – FAIR VALUE

Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, interest rate swap agreement and the contingent Earn out related to the acquisition of Vortex. The carrying amount of cash and cash equivalents, accounts receivable, marketable securities and accounts payable approximates fair value due to the immediate or short-term maturities. The interest rate swap agreement has been recorded at its fair value based on a valuation received from an independent third party. Marketable securities, with the exception of auction rate securities, are carried at their fair value as determined by quoted market prices. The contingent Earn out has been recorded at fair value using a discounted cash flow model.

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

November 30, 2012 and November 30, 2011

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

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

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently includes the auction rate securities where independent pricing information was not able to be obtained and the contingent Earn out related to the acquisition of Vortex. Our investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable since these auction rate securities issued by New York state and local government authorities failed auction. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value for all periods presented. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities. The contingent Earn out was valued utilizing a discounted cash flow method as detailed below.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012 and November 30, 2011

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements using inputs considered as:			Fair Value at Nov 30, 2012
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$120	$—	$—	$120

Total	$120	$—	$—	$120

Marketable securities
Corporate bond securities	$—	$305	$—	$305
U.S. government agency obligations	—	—	1,850	1,850

Total	—	305	1,850	2,155

Total Financial Assets	$120	$305	$1,850	$2,275

Financial Liabilities
Interest rate swap agreements	$—	$1,059	$—	$1,059
Contingent liability for acquisition earn out			60,499	60,499

Total Financial Liabilities	$—	$1,059	$60,499	$61,558

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2012
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$4,762	$—	$—	$4,762

Total	$4,762	$—	$—	$4,762

Marketable securities
Corporate bond securities	$—	$6,371	$—	$6,371
U.S. government agency obligations	—	5,849	1,850	7,699

Total	—	12,220	1,850	14,070

Total Financial Assets	$4,762	$12,220	$1,850	$18,832

There were no financial liabilities measured at fair value at May 31, 2012.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012 and November 30, 2011

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

There were no significant transfers in and out of Level 1 and 2 measurements for the three and six months ended November 30, 2012. During the three month period ended November 30, 2012, the Vortex Medical, Inc. contingent consideration discussed below was added to Level 3 fair value instruments.

The components of Level 3 fair value instruments as of November 30, 2012 are shown below (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Balance, May 31, 2012	$1,850
Total gains or losses (realized/unrealized):	—
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or (out) of Level 3	—
Contingent liability for acquisition earn out	60,499

Balance, November 30, 2012	$62,349

Contingent Liability for Acquisition Earn Out

The total estimated purchase consideration related to the acquisition of Vortex Medical, Inc. included an estimated fair value of contingent or earn out consideration. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in the condensed consolidated statements of earnings. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

Contingent consideration liabilities will be remeasured to fair value each reporting period using projected net sales, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected net sales are based on our internal projections and extensive analysis of the target market and the sales potential. Increases in projected net sales and probabilities of payment may result in higher fair value measurements in the future. Increases in discount rates and the projected time to payment may result in lower fair value measurements in the future. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012 and November 30, 2011

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

The recurring Level 3 fair value measurements of the contingent consideration liability include the following significant unobservable inputs ($ in millions):

	Fair value at Nov 30, 2012	Valuation Technique	Unobservable Input	Range
Net sales based payments	$60.5	Discounted	Discount rate	4%
		cash flow	Probability of payment	75-100%
			Projected fiscal year of payment	2013 - 2022

At November 30, 2012, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of this acquisition is approximately $75 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2013 to 2023 in order for the consideration to be paid.

The fair value of contingent milestone payments associated with the Vortex acquisition was remeasured as of November 30, 2012 and $52.4 million was reflected in “Contingent consideration, net of current portion” and $8.1 million was reflected in “Current portion of contingent consideration” on the condensed consolidated balance sheet. The following table provides a reconciliation of the beginning and ending balances of contingent milestone payments associated with the Vortex acquisition measured at fair value that used significant unobservable inputs (Level 3) (in thousands):

Beginning balance - May 31, 2012	$—
Purchase price contingent consideration	60.3
Contingent payments	—
Change in fair value of contingent consideration	0.2

Ending balance—November 30, 2012	$60.5

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012 and November 30, 2011

(unaudited)

NOTE K – MARKETABLE SECURITIES

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. As of November 30, 2012 and May 31, 2012, we had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.

Marketable securities as of November 30, 2012 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$1,850	$—	$—	$1,850
Corporate bond securities	304	1	—	305

	$2,154	$1	$—	$2,155

Marketable securities as of May 31, 2012 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$7,739	$5	$(45)	$7,699
Corporate bond securities	6,516	10	(155)	6,371

	$14,255	$15	$(200)	$14,070

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012 and November 30, 2011

(unaudited)

NOTE L – LITIGATION

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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by them. Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but has asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. We filed petitions for reexamination in the US Patent and Trademark Office which seek to invalidate all three patents asserted in the litigation. Our petitions have been granted and 40 of 41 patent claims have been rejected. The case has been stayed pending final resolution of the PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

November 30, 2012 and November 30, 2011

(unaudited)

NOTE L – LITIGATION – (cont’d)

Cirrex Systems LLC v. AngioDynamics, Inc.

On May 21, 2012, Cirrex Systems LLC filed a suit in the United States District Court of Georgia claiming that certain of our endovenous ablation products infringe a patent held by them. Cirrex was seeking unspecified damages and other relief. On October 3, 2012, we filed an answer denying infringement, asserting various affirmative defenses, and asserting counterclaims for a declaratory judgment of non-infringement and invalidity. On December 7, 2012, Cirrex voluntarily dismissed the suit.

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

November 30, 2012 and November 30, 2011

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

We sell our products in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. For the three and six months ended November 30, 2012, approximately 20% and 19% of our net sales were from markets outside the United States compared with 15% and 14% in the three and six months ended November 30, 2011.

Our growth depends, in part, on the introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For the three and six months ended November 30, 2012, our research and development (“R&D”) expenditures were $7.0 million and $14.1 million, which represented 8% of net sales for both periods. Comparable prior year expenditures were $5.1 million, or 9% of net sales for the quarter and $10.7 million or 10% of net sales for the year to date period. We expect to continue to spend considerable amounts on R&D activities in the future; however, downturns in our business could cause us to reduce our R&D spending.

Except to the extent we can further use our cash and short term investments or our equity securities as acquisition capital, we will require additional equity or debt financing to fund any future significant acquisitions.

Our ability to further increase our profitability will depend in part on improving gross profit margins. Factors such as changes in our product mix, new technologies and price pressures may cause our margins to grow at a slower rate than we have anticipated, or to decline. We are currently operating our manufacturing facilities at less than full capacity.

Recent Developments

See Note A to our consolidated financial statements in this Quarterly Report on Form 10-Q for recent developments.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note M to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Medical Device Excise Tax

A Medical Device Excise Tax (MDET) was enacted into law as part of the Health Care Education Reconciliation Act of 2010 and imposes an excise tax on medical device manufacturers on their sales in the U.S of certain devices after December 31, 2012. The tax is 2.3% of the taxable base which is generally defined as 75% of the selling price of the taxable product. We estimate approximately 60-65% of our worldwide sales will be subject to the MDET beginning on January 1, 2013.

Results of Operations

Three Months ended November 30, 2012 and November 30, 2011

For the second quarter of fiscal 2013, we reported net income of $2.0 million, or $0.06 per share, on net sales of $87.0 million, compared with net income of $2.3 million, or $0.09 per share, on net sales of $58.1 million in the second quarter of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Three Months Ended
	Nov 30, 2012	Nov 30, 2011
Net sales	100.0%	100.0%
Gross profit	50.7%	57.2%
Research and development	8.1%	8.8%
Sales and marketing	21.5%	27.3%
General and administrative	7.9%	8.0%
Amortization of intangibles	4.7%	4.0%
Acquisition, restructuring and other items, net	2.6%	2.4%
Operating income	5.9%	6.8%
Other income(expenses)	(2.3%)	(0.6%)
Income taxes	1.3%	2.1%
Net income	2.3%	4.0%

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and returns. Net sales of $87.0 million increased $28.9 million from the $58.1 million reported in the second quarter of fiscal 2012. This increase was primarily attributable to sales of products acquired in the Navilyst acquisition, microwave product sales from the Microsulis strategic relationship and increased EVLT product sales, partially offset by the absence of LC Beads sales following the end of distribution rights on December 31, 2011. Sales of LC Beads were $9.1 million in the second quarter of fiscal 2012.

From a product line perspective, Peripheral Vascular sales increased $22.7 million or 98% from the prior year period to $45.8 million. This increase was primarily attributable to sales of Navilyst fluid management products and increased EVLT product sales. Vascular Access sales were $26.7 million, an increase of $11.5 million from the prior year period. This increase is attributable to sales of Navilyst PICCs and port products. Oncology/Surgery sales were $12.0 million, a decrease of 39% from prior year sales of $19.8 million, primarily due to the decrease in LC Beads sales described earlier. Nanoknife sales totaled $3.3 million in the second quarter of fiscal 2013 and fiscal 2012.

From a geographic perspective, U.S. sales increased $20.0 million or 40% in the second quarter of fiscal 2013 to $69.7 million from $49.7 million a year ago. The increase in net sales was primarily attributable to sales of Navilyst products, increased EVLT product sales and increased Nanoknife product sales, partially offset by the $9.1 million decline in sales of LC Beads, described earlier. International sales were $17.4 million in the fiscal second quarter of 2013, an increase of 105% from $8.4 million in the comparable prior year period. The increase is attributable to sales of Navilyst products and microwave product sales from the Microsulis strategic relationship.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales decreased to 50.7% in the second quarter of 2013 from 57.2% a year ago. The decrease in gross profit is primarily attributable to the inclusion of the products acquired from Navilyst.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. R&D expenses increased by $1.9 million, or 37%, to $7.0 million in the second quarter of fiscal 2013 compared to the same prior year period. The increase is primarily due to increased R&D personnel and project costs following the Navilyst acquisition. As a percentage of net sales, R&D expenses declined to 8.1% for the fiscal second quarter of 2013, from 8.8% for the same prior year period.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. S&M expenses increased $2.8 million or 18% to $18.7 million in the second quarter of fiscal 2013 from a year ago, with the increase primarily attributable to the addition of Navilyst sales and marketing personnel. As a percentage of net sales, S&M expenses declined to 21.5% in the fiscal second quarter of 2013, from 27.3% for the same prior year period.

General and administrative expenses. General and administrative (“G&A”) expenses include executive management, finance and accounting, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses increased $2.3 million, or 49%, to $6.9 million in the second quarter of fiscal 2013 compared to the prior year period, primarily due to the addition of Navilyst personnel. G&A expenses decreased to 7.9% of net from 8.0% in the prior year period.

Amortization of intangibles. Amortization of intangibles was $4.1 million in the second quarter of fiscal 2013, an increase of $1.8 million from the second fiscal quarter of 2012, with the increase primarily related to amortization of intangibles acquired in the Navilyst acquisition.

Acquisition, restructuring and other items, net. The second quarter of fiscal 2013 included Acquisition, restructuring and other items, net expenses of $2.3 million which primarily consisted of $1.7 million of transaction and severance expenses related to the acquisition of Navilyst, $325 thousand of transaction costs related to the acquisition of Vortex, $425 thousand of litigation costs and approximately $279 thousand for expenses related to the closure of our manufacturing facility in the UK, partially offset by the $770 thousand net gain on the sale of our PDT laser product line. The prior year second quarter expense of $1.4 million was primarily comprised of $636 thousand of CEO and executive transition costs and $587 thousand of expenses related to the closure of our manufacturing facility in the UK.

Operating income. The second fiscal quarter of 2013 resulted in operating income of $5.1 million compared to $3.9 million for the second quarter of fiscal 2012. As a percentage of sales, operating income was 5.9% for the second quarter of 2013 compared to 6.8% in the same prior year period.

Other income (expenses). Other income and expenses for the second quarter of fiscal 2013 was $2.0 million of net expense compared with $357 thousand of net expense in the same period a year ago, representing (2.3)% and (0.6)% of net sales in the respective periods. Interest on the debt incurred to finance the Navilyst acquisition is the primary cause of the increase.

Income taxes. Our effective tax rate was 37% for the second fiscal quarter of 2013 compared with 35% expense for the prior year period. The current quarter is affected by a reduction in the Domestic Production Activities Deduction caused by reduced taxable income, the tax impact of non-deductible costs related to the acquisition of Vortex and a tax benefit related to the use of fully reserved capital loss carryforwards made possible by the gain on sale of our PDT laser product line. The prior year quarter reflects a benefit from the R&D tax credit which expired December 31, 2011.

Net income. For the second quarter of 2013, we reported net income of $2.0 million, a decrease of $360 thousand from net income of $2.3 million for the prior year quarter.

Six Months ended November 30, 2012 and November 30, 2011

For the first six months of fiscal 2013, we reported net income of $1.2 million, or $0.04 per share, on net sales of $170.4 million, compared with net income of $3.7 million, or $0.15 per share, on net sales of $112.5 million in the first six months of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Six Months Ended
	Nov 30, 2012	Nov 30, 2011
Net sales	100.0%	100.0%
Gross profit	49.0%	58.1%
Research and development	8.3%	9.5%
Sales and marketing	21.8%	28.6%
General and administrative	8.1%	7.9%
Amortization of intangibles	4.6%	4.1%
Acquisition, restructuring and other items, net	2.8%	2.1%
Operating income	3.4%	5.9%
Other income(expenses)	(2.2%)	(0.9%)
Income taxes	0.4%	1.8%
Net income	0.7%	3.3%

Net sales. Net sales of $170.4 million increased $57.9 million from the $112.5 million reported in the first six months of fiscal 2012. The increase was primarily attributable to sales of products acquired in the Navilyst acquisition, microwave product sales from the Microsulis strategic relationship and increased EVLT product sales, partially offset by the absence of LC Beads sales following the end of distribution rights on December 31, 2011. Sales of LC Beads were $17.1 million in the first six months of fiscal 2012.

From a product line perspective, Peripheral Vascular sales increased $45.0 million or 102% from the prior year period to $89.1 million. This increase was primarily attributable to sales of Navilyst fluid management products and increased EVLT product sales. Vascular Access sales were $53.3 million, an increase of $22.5 million from the prior year period. This increase is attributable to sales of Navilyst PICCs and port products. Oncology/Surgery sales were $23.2 million, a decrease of 38% from prior year sales of $37.7 million, primarily due to the decrease in LC Beads sales previously described. Nanoknife sales totaled $6.4 million in the first six months of fiscal 2013 and $5.5 million in the prior year period.

From a geographic perspective, U.S. sales increased $40.7 million or 42% in the first six months of fiscal 2013 to $137.7 million from $97.0 million a year ago. This increase was primarily attributable to sales of Navilyst products, increased EVLT product sales and increased Nanoknife product sales, partially offset by the $17.1 million decline in sales of LC Beads, described earlier. International sales were $32.7 million in the first six months of fiscal 2013, an increase of 110% from $15.6 million in the comparable prior year period. The increase is attributable to sales of Navilyst products and microwave product sales from the Microsulis strategic relationship.

Gross profit. Our gross profit as a percentage of sales decreased to 49.0% in the first six months of fiscal 2013 from 58.1% in the same period a year ago. The decrease in gross profit is primarily attributable to the inclusion of the products acquired from Navilyst. In addition, the gross profit was reduced by the $3.4 million amortization of the step-up in basis of the acquired Navilyst inventory and $793 thousand of expenses for our Quality Call To Action program to review and augment our Quality Management Systems.

Research and development expenses. R&D expenses increased by $3.4 million, or 31%, to $14.1 million in the first six months of fiscal 2013 compared to the same prior year period. The increase is primarily due to increased R&D personnel and project costs following the Navilyst acquisition. As a percentage of net sales, R&D expenses declined to 8.3% for the fiscal first six months of 2013 from 9.5% for the same period a year ago.

Sales and marketing expenses. S&M expenses increased $5.1 million or 16% to $37.2 million in the first six months of fiscal 2013 from a year ago with the increase primarily attributable to the addition of Navilyst sales and marketing personnel. As a percentage of net sales, S&M expenses declined to 21.8% for the fiscal first six months of 2013, from 28.6% for the same period a year ago.

General and administrative expenses. G&A expenses increased $4.9 million, or 55%, to $13.8 million in the first six months of fiscal 2013 compared to the prior year period, primarily due to the addition of Navilyst personnel. G&A expenses increased to 8.1% of net sales from 7.9% in the prior year period.

Amortization of intangibles. Amortization of intangibles was $7.8 million in the 2013 fiscal first six months, an increase of $3.3 million from the prior year period with the increase primarily related to amortization of intangibles acquired in the Navilyst acquisition.

Acquisition, restructuring and other items, net. The first six months of fiscal 2013 included Acquisition, restructuring and other items, net expenses of $4.8 million which primarily consisted of $3.9 million of transaction and severance costs related to the acquisition of Navilyst, $616 thousand for expenses related to the closure of our manufacturing facility in the UK, $325 thousand of transaction costs related to the acquisition of Vortex, $425 thousand of litigation costs, partially offset by the $770 thousand net gain on the sale of our PDT laser product line. The prior year period expense of $2.3 million was primarily comprised of $1.7 million of CEO and executive transition costs and $883 thousand of expenses related to the closure of our manufacturing facility in the UK.

Operating income. The first six months of fiscal 2013 resulted in operating income of $5.8 million compared to $6.6 million for the same period of fiscal 2012. As a percentage of sales, operating income was 3.4% for the 2013 fiscal first six months compared to 5.9% in the same prior year period.

Other income (expenses). Other income and expenses for the first six months of fiscal 2013 was $3.8 million of net expense compared with $1.0 million net expense in the same period a year ago, representing (2.2)% and (0.9)% of net sales in the respective periods. Interest on the debt incurred to finance the Navilyst acquisition is the primary cause of the increase.

Income taxes. Our effective tax rate was 37% for the first six months of fiscal 2013 compared with 35% expense for the prior year period. The current period is affected by a reduction in the Domestic Production Activities Deduction caused by reduced taxable income, the tax impact of non-deductible costs related to the acquisition of Vortex and a tax benefit related to the use of fully reserved capital loss carryforwards made possible by the gain on sale of our PDT laser product line. The prior year period reflects a benefit from the R&D tax credit which expired December 31, 2011.

Net income. For the first six months of fiscal 2013, we reported net income of $1.2 million, a decrease of $2.5 million from net income of $3.7 million for the prior year period.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $24.0 million at November 30, 2012 compared with $40.1 million at May 31, 2012. Marketable securities consist of U.S. government issued or guaranteed securities, corporate bonds and auction rate securities. At November 30, 2012, total debt was $146.3 million primarily comprised of short and long-term bank debt that financed our acquisition of Navilyst in May 2012. In accounting for the Vortex acquisition, the fair value of contingent milestone payments was remeasured as of November 30, 2012. As a result, $52.4 million was reflected in “Contingent consideration, net of current portion” and $8.1 million was reflected in “Current portion of contingent consideration” on the condensed consolidated balance sheet.

Summary of cash flows (in thousands):

	Six Months ended
	Nov 30, 2012	Nov 30, 2011
Cash provided by (used in):
Operating activities	$5,515	$5,713
Investing activities	(6,439)	(8,735)
Financing activities	(3,274)	11
Effect of exchange rate changes on cash and cash equivalents	12	(18)

Net change in cash and cash equivalents	$(4,186)	$(3,029)

Net cash provided by operating activities in the first half of fiscal 2013 was $5.5 million compared with $5.7 million a year ago. Cash provided by operating activities during the first six months of fiscal year 2013 was primarily the result of non-cash expense items, such as amortization, depreciation and stock-based compensation, and the utilization of tax loss carryforwards and other tax attributes gained through acquisitions, partially offset by increased inventories and other changes in working capital balances. The prior year period consisted of similar components with higher net income, lower depreciation and amortization and lower net changes in working capital balances.

Net cash used in investing activities was $6.4 million for the six months ended November 30, 2012, compared with $8.7 million for the same prior year period. The net cash used in investing activities for the current year period consisted primarily of the Vortex acquisition offset by net proceeds from the sale of marketable securities and the sale of our PDT laser product line. The prior year period use of cash consisted primarily of net purchases of marketable securities.

Net cash used in financing activities was $3.3 million for the six months ended November 30, 2012 compared to net cash provided by financing activities of $11 thousand for the comparable prior year period. The current year period consisted primarily of repayment of long-term debt while the prior year period benefitted from increased exercise of stock options, partially offset by the repurchase and retirement of shares.

Our contractual obligations and their effect on liquidity and cash flows have not changed substantially from that disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2012.

We believe that our current cash and investment balances, together with cash generated from operations and our $50 million revolving credit facility, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to changes in interest rates. To reduce this risk, we periodically enter into certain derivative financial instruments to hedge the underlying economic exposure. We use derivative instruments as part of our interest rate risk management strategy.

In June 2012, we entered into an interest rate swap agreement, with an initial notional amount of $100 million, to limit the effect of variability due to interest rates on the loan. The Swap Agreement, which qualifies for hedge accounting under authoritative guidance, is a contract to exchange floating interest rate payments for fixed interest rate payments on the outstanding balance of the loan over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement provides for a fixed rate of 0.74% above the applicable rate provided for in the Credit Agreement.

We sell our products in currencies other than US dollars, primarily the Euro, GB pound and Canadian dollar. Approximately 6% of our sales in the first six months of fiscal 2013 were denominated in currencies other than the US dollar. We currently have no significant direct foreign currency exchange risk.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by them. Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but has asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. We filed petitions for reexamination in the US Patent and Trademark Office which seek to invalidate all three patents asserted in the litigation. Our petitions have been granted and 40 of 41 patent claims have been rejected. The case has been stayed pending final resolution of the PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

Cirrex Systems LLC v. AngioDynamics, Inc.

On May 21, 2012, Cirrex Systems LLC filed a suit in the United States District Court of Georgia claiming that certain of our endovenous ablation products infringe a patent held by them. Cirrex was seeking unspecified damages and other relief. On October 3, 2012, we filed an answer denying infringement, asserting various affirmative defenses, and asserting counterclaims for a declaratory judgment of non-infringement and invalidity. On December 7, 2012, Cirrex voluntarily dismissed the suit.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

No.	Description

2.1	Stock Purchase Agreement, dated as of October 8, 2012, by and among AngioDynamics, Inc., Vortex Medical, Inc. (“Vortex”), the stockholders of Vortex set forth on the signature pages thereto, the optionholders of Vortex set forth on the signature pages thereto and CHTP Management Services, Inc., as sellers’ representative (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K, filed with the Commission on October 12, 2012).

10.1	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (as amended) (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 10, 2012).

10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (as amended) (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 10, 2012).

10.3	Retirement and Separation Agreement and General Release, dated November 19, 2012, between AngioDynamics, Inc. and D. Joseph Gersuk (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on November 21, 2012).

10.4	Change in Control Agreement, effective November 30, 2012, between AngioDynamics, Inc. and Mark T. Frost (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on November 21, 2012).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC. (Registrant)
Date: January 9, 2013	/ S / JOSEPH M. DEVIVO
Joseph M. DeVivo, President, Chief Executive Officer (Principal Executive Officer)

Date: January 9, 2013	/ S / D. JOSEPH GERSUK
D. Joseph Gersuk, Executive Vice President, Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents