Form 10-Q
period 2013-02-28
ANGIODYNAMICS INC
filed 2013-04-09
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 1, 2013
Common Stock, par value $.01	35,049,514 shares

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Feb 28, 2013	Feb 29, 2012	Feb 28, 2013	Feb 29, 2012

Net sales	$81,571	$51,567	$251,994	$164,097
Cost of sales	40,370	22,153	127,247	69,307

Gross profit	41,201	29,414	124,747	94,790

Operating expenses
Research and development	5,793	4,574	19,881	15,289
Sales and marketing	18,520	15,802	55,734	47,958
General and administrative	6,046	4,434	19,854	13,371
Amortization of intangibles	4,314	2,320	11,961	6,914
Change in fair value of contingent consideration	630	—	827	—
Acquisition, restructuring and other items, net	5,157	5,041	9,943	7,372
Medical device excise tax	683	—	683	—

Total operating expenses	41,143	32,171	118,883	90,904

Operating income (loss)	58	(2,757)	5,864	3,886

Other income (expenses)
Interest income	—	305	103	800
Interest expense	(1,271)	(102)	(3,986)	(329)
Other expense	(608)	(326)	(1,824)	(1,565)

Total other income (expenses)	(1,879)	(123)	(5,707)	(1,094)

(Loss) income before income tax (benefit) provision	(1,821)	(2,880)	157	2,792
Income tax (benefit) provision	(829)	(1,112)	(99)	858

Net (loss) income	$(992)	$(1,768)	$256	$1,934

(Loss) earnings per share
Basic	$(0.03)	$(0.07)	$0.01	$0.08

Diluted	$(0.03)	$(0.07)	$0.01	$0.08

Basic weighted average shares outstanding	34,834	25,129	34,787	25,114
Diluted weighted average shares outstanding	34,834	25,129	35,315	25,289

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	Feb 28, 2013	Feb 29, 2012	Feb 28, 2013	Feb 29, 2012

Net (loss) income	$(992)	$(1,768)	$256	$1,934
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on marketable securities	—	203	184	(73)
Unrealized gain (loss) on interest rate swap	187	(3)	(871)	(60)
Foreign currency translation gain (loss)	(157)	15	(34)	(98)

Other comprehensive income (loss), before tax	30	215	(721)	(231)
Income tax (expense) benefit related to items of other comprehensive income	(69)	(74)	254	49

Other comprehensive (loss) income, net of tax	(39)	141	(467)	(182)

Total comprehensive (loss) income, net of tax	$(1,031)	$(1,627)	$(211)	$1,752

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	Feb 28, 2013	May 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,625	$23,508
Escrow receivable	—	2,500
Marketable securities, at fair value	2,154	14,070

Total cash, cash equivalents, escrow receivable and marketable securities	18,779	40,078
Accounts receivable, net of allowances of $963 and $933, respectively	45,110	48,588
Inventories	61,973	55,823
Deferred income taxes	6,754	4,923
Prepaid expenses and other	13,824	9,826

Total current assets	146,440	159,238
PROPERTY, PLANT AND EQUIPMENT-AT COST, less accumulated depreciation	61,187	55,915
OTHER ASSETS	5,123	10,707
INTANGIBLE ASSETS, less accumulated amortization	219,238	147,266
GOODWILL	356,692	308,912
DEFERRED INCOME TAXES, long term	7,268	39,198
PREPAID ROYALTIES	523	533

TOTAL ASSETS	$796,471	$721,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$23,664	$29,200
Accrued liabilities	20,576	18,722
Current portion of long-term debt	7,500	7,500
Current portion of contingent consideration	9,121	—
Other current liabilities	5,969	—

Total current liabilities	66,830	55,422
LONG-TERM DEBT, net of current portion	136,875	142,500
Contingent consideration, net of current portion	65,173	—
Other long term liabilities	236	327

Total liabilities	269,114	198,249

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY

Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 35,041,406 and 34,826,531 shares at February 28, 2013 and May 31, 2012, respectively	350	348
Additional paid-in capital	500,421	496,375
Retained earnings	30,431	30,175
Treasury stock, 142,305 shares, at cost	(2,104)	(2,104)
Accumulated other comprehensive loss	(1,741)	(1,274)

Total stockholders’ equity	527,357	523,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$796,471	$721,769

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	Feb 28, 2013	Feb 29, 2012
Cash flows from operating activities:
Net income	$256	$1,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,571	9,461
Stock based compensation	3,372	2,998
Deferred income taxes	3,419	(247)
Amortization of acquired inventory basis step-up	3,845	—
Loss on discontinuance of product offering	1,576	—
Gain on sale of assets	(801)	—
Change in fair value of contingent consideration	827	—
Tax effect on exercise of stock options and issuance of performance shares	(422)	(237)
Change in accounts receivable allowances	30	46
Other	119	277
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,927	372
Inventories	(9,468)	(277)
Prepaid expenses and other	398	(5,282)
Accounts payable and accrued liabilities	(10,134)	3,457

Net cash provided by operating activities	15,515	12,502

Cash flows from investing activities:
Additions to property, plant and equipment	(7,708)	(1,879)
Acquisition of business, net of cash acquired	(24,624)	—
Other cash flows from investing activities	801	1,000
Acquisition of intangible and other assets	(650)	(500)
Collection of escrow receivable	2,500	—
Purchases of marketable securities	(5,134)	(118,323)
Proceeds from sale or maturity of marketable securities	16,989	94,262

Net cash used in investing activities	(17,826)	(25,440)

Cash flows from financing activities:
Repayment of long-term debt	(5,625)	(205)
Proceeds from exercise of stock options and employee stock purchase plan	1,096	3,312
Repurchase of shares	—	(2,104)

Net cash (used in) provided by financing activities	(4,529)	1,003

Effect of exchange rate changes on cash and cash equivalents	(43)	(2)

Decrease in cash and cash equivalents	(6,883)	(11,937)

Cash and cash equivalents at beginning of period	23,508	45,984

Cash and cash equivalents at end of period	$16,625	$34,047

	Nine Months Ended
	Feb 28, 2013	Feb 29, 2012
Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for acquisition of fixed assets	$1,878	$—
Contractual obligations for acquisition of intangibles and business	$78,286	$—

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended February 28, 2013

(unaudited)

(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2012	34,826,531	$348	$496,375	$30,175	$(1,274)	(142,305)	$(2,104)	$523,520
Net income				256				256
Exercise of stock options	300		(113)	—				(113)
Tax impact of stock option activity			(422)	—				(422)
Purchase of common stock under ESPP	123,556	2	1,209					1,211
Issuance of performance shares	91,019	—	—					—
Stock based compensation			3,372					3,372
Other comprehensive loss, net of tax					(467)			(467)

Balance at February 28, 2013	35,041,406	$350	$500,421	$30,431	$(1,741)	(142,305)	$(2,104)	$527,357

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013 and February 29, 2012

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of February 28, 2013, the consolidated statement of stockholders’ equity and the consolidated statement of cash flows for the nine months ended February 28, 2013 and the consolidated statements of income and the consolidated statements of comprehensive income for the three and nine months ended February 28, 2013 and February 29, 2012 have been prepared by us without audit. The consolidated balance sheet as of May 31, 2012 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended February 28, 2013 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2012, filed by us on August 14, 2012. Our most significant accounting policies are disclosed in Note A to the consolidated financial statements included in the aforementioned Form 10-K for the fiscal year ended May 31, 2012. The results of operations in the fiscal periods ended February 28, 2013 and February 29, 2012 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the three and nine months ended February 28, 2013 and February 29, 2012 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, AngioDynamics UK Limited, AngioDynamics Netherlands B.V., NM Holding Company, Inc. (Navilyst) since May 22, 2012 and Vortex Medical, Inc. since October 15, 2012, (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

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

Acquisition of Microsulis Medical Ltd.

On March 22, 2012, we established a strategic relationship with Microsulis Medical Ltd. (“Microsulis”), a U.K.-based company specializing in minimally-invasive, microwave ablation technology for the coagulation of soft tissue.

The relationship included an initial $5 million investment in Microsulis through the purchase of senior preferred stock, representing a 14.3% ownership position, exclusive distribution rights to market and sell their microwave ablation systems in all markets outside the United States from May 2012 through December 2013, and an exclusive option to purchase at any time until September 22, 2013, substantially all of the global assets of Microsulis Medical, Ltd.

On February 1, 2013, we completed the acquisition of certain assets of Microsulis, which we have accounted for as a business combination, for cash payments at closing totaling $10.0 million, which is subject to a working capital adjustment, a $5.0 million payment due on December 31, 2013 and potential additional cash consideration payable upon performance over the next nine years. We also assumed $1.6 million of liabilities.

The total estimated purchase consideration of $33.6 million includes the initial investment of $5.0 million, closing payments totaling $10.5 million, a $5.0 million payment due on December 31, 2013 and the estimated fair value of contingent consideration (Earn out) of $13.2 million. The estimated fair value of contingent consideration is based on projected net sales over the nine year period following the closing. The amount of the Earn out consideration that could be paid on net sales is not limited.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013 and February 29, 2012

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS – cont’d

The estimated purchase consideration exceeds the fair value of the acquired net assets by $20.0 million and was recorded as goodwill. Goodwill is deductible for tax purposes. Core technologies are being amortized over their estimated useful lives ranging from 10 to 15 years. We incurred acquisition related costs of $33 thousand, which were expensed to “Acquisition, restructuring and other items, net” in the statement of income. We have not finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date becomes available. See Note B for additional information.

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

The total estimated purchase consideration of $75.3 million included an upfront payment of $15.1 million and the estimated fair value of contingent (Earn out) consideration of $60.3 million. The estimated fair value of contingent consideration is based on projected Angio Vac net sales in the ten year period following the closing. The amount of the Earn out consideration that could be paid on Angio Vac net sales is not limited.

The estimated purchase consideration exceeded the fair value of the acquired net assets by $29.6 million and was recorded as goodwill. Goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 15 years as revenues are earned from the sales of related products. We incurred acquisition related costs of $565 thousand, which were expensed to “Acquisition, restructuring and other items, net” in the statement of income. We have not finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date becomes available. See Note B for additional information.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013 and February 29, 2012

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

In December 2011, we initiated a comprehensive Quality Call to Action Program to review and augment our Quality Management Systems at our Queensbury facility. To accelerate implementation of the program, we engaged a team of external regulatory and quality experts and reallocated a significant number of engineering and product development resources to support this corporate initiative. From inception of the Quality Call to Action Program through the third fiscal quarter of 2013, we have incurred $3.2 million in direct costs associated with the program.

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

On September 24, 2012, we received from FDA a Form 483 in connection with its subsequent inspection of our Queensbury, NY facility from September 6 to September 14, and September 19 to September 24. This re-inspection followed our response to the original Form 483 issued by FDA on February 13, 2012. The Form 483 contained 5 observations related to 510(k) decisions, complaint investigations, acceptance criteria, corrective and preventive actions and training. All but one of the observations in the Form 483 related to events that occurred before the date that we had indicated to FDA in our previous responses that our corrective and remediation activities related to our Quality Call to Action would be completed. We provided responses to FDA within 15 business days of our receipt of the Form 483.

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

February 28, 2013 and February 29, 2012

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

Expiration of our Distribution Agreement Amendment for LC Bead

The Supply and Distribution Agreement with Biocompatibles UK Limited, which granted us exclusive distribution rights to LC Beads in the United States, expired on December 31, 2011. LC Bead sales were $4.2 million and $21.3 million in the three and nine months ending February 29, 2012, respectively.

Acquisition, restructuring and other items, net

Navilyst Acquisition Costs

The three and nine month periods ended February 28, 2013 include approximately $1.3 million and $5.2 million, respectively, in transaction and severance costs related to the Navilyst acquisition. These costs are included in “Acquisition, restructuring and other items, net” in the statement of operations. See Note B for additional information.

Closure of UK facility

During the first fiscal quarter of 2012, we made the decision to close our Cambridge, UK facility and transfer the production of lasers to our Queensbury, NY facility. We completed the transfer in January 2013. The total cost of this project was approximately $3.3 million. The income statements for the three month periods ending February 28, 2013 and February 29, 2012 include charges of $920 thousand and $368 thousand, respectively, for costs incurred associated with this closure. The income statements for the nine month periods ending February 28, 2013 and February 29, 2012 include charges of $1.5 million and $1.3 million, respectively, for costs incurred associated with this closure. The charge is included in “Acquisition, restructuring and other items, net” in the income statement.

Discontinuance of Benephit Product Offering

During the third fiscal quarter of 2013, we made the decision to discontinue our Benephit product offering. Accordingly, we recorded $1.6 million of expenses during the quarter, consisting of $1.4 million of intangible asset impairment and $0.2 million for inventory obsolescence. These costs are included in “Acquisition, restructuring and other items, net” in the statement of operations.

NOTE B – ACQUISITIONS

Acquisition of Microsulis Medical Ltd.

On March 22, 2012, we established a strategic relationship with Microsulis Medical Ltd. (“Microsulis”), a U.K.-based company specializing in minimally-invasive, microwave ablation technology for the coagulation of soft tissue.

The relationship included an initial $5 million investment in Microsulis through the purchase of senior preferred stock, representing a 14.3% ownership position, exclusive distribution rights to market and sell their microwave ablation systems in all markets outside the United States from May 2012 through December 2013, and an exclusive option to purchase at any time until September 22, 2013, substantially all of the global assets of Microsulis Medical, Ltd.

On February 1, 2013, we completed the acquisition of certain assets of Microsulis, which we have accounted for as a business combination, for cash payments at closing totaling $10.0 million, which is subject to a working capital adjustment, a $5.0 million payment due on December 31, 2013 and potential additional cash consideration payable upon performance over the next nine years. We also assumed $1.6 million of liabilities.

The total estimated purchase consideration of $33.6 million includes the initial investment of $5.0 million, closing payments totaling $10.5 million, a $5.0 million payment due on December 31, 2013 and the estimated fair value of contingent consideration (Earn out) of $13.2 million. The estimated fair value of contingent consideration is based on projected net sales over the nine year period following the closing. The amount of the Earn out consideration that could be paid on net sales is not limited.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013 and February 29, 2012

(unaudited)

NOTE B – ACQUISITIONS – (cont’d)

The Microsulis historical financial results were not significant and therefore pro forma results would not be substantially different. Sales since the acquisition closed are not significant and the operations of Microsulis have been fully integrated from the date of acquisition.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed (in thousands):

Accounts receivable	$364
Inventories	687
Other current assets	443
Fixed assets	1,906
Intangibles	12,500
Goodwill	19,955

Total assets acquired	35,855
Deferred tax liabilities	(671)
Liabilities assumed	(1,634)

Total purchase price	$33,550

Cash payment at closing	$10,566
Cash payment for initial investment	5,000
Present value of deferred payment	4,820
Present value of contingent consideration liability	13,164

Total purchase price	$33,550

The estimated purchase consideration exceeds the fair value of the acquired net assets by $20.0 million and was recorded as goodwill. Goodwill is deductible for tax purposes. Intangible assets are being amortized over their estimated useful lives of which range from 10 to 15 years. We incurred acquisition related costs of $667 thousand, which were expensed to “Acquisition, restructuring and other items, net” in the statement of income. We have not finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date becomes available.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013 and February 29, 2012

(unaudited)

NOTE B – ACQUISITIONS – (cont’d)

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

The total estimated purchase consideration of $75.3 million includes the upfront payment of $15.1 million and the estimated fair value of contingent consideration of $60.3 million. The estimated fair value of contingent consideration is based on projected AngioVac net sales in the ten year period following the closing. The amount of the Earn out consideration that could be paid on AngioVac net sales is not limited.

The Vortex historical financial results were not significant and therefore pro forma results would not be substantially different. Sales since the acquisition closed are not significant and the operations of Vortex have been fully integrated from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$339
Accounts receivable	203
Inventories	488
Other assets	7
Deferred tax assets	1,307
Intangibles	72,430
Goodwill	29,630

Total assets acquired	104,404
Deferred tax liabilities	(28,451)
Liabilities assumed	(661)

Total purchase price	$75,292

Cash payment at closing	$15,105
Present value of contingent consideration liability	60,302
Working capital adjustment	(115)

Total purchase price	$75,292

The estimated purchase consideration exceeds the fair value of the acquired net assets by $29.6 million and was recorded as goodwill. Goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 15 years as revenues are earned from the sales of the related products. We incurred acquisition related costs of $565 thousand, which were expensed to “Acquisition, restructuring and other items, net” in the statement of income. We have not finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date becomes available.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013 and February 29, 2012

(unaudited)

NOTE B – ACQUISITIONS – (cont’d)

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

The three and nine month periods ended February 28, 2013 include approximately $1.3 million and $5.2 million, respectively, in transaction and severance costs related to the Navilyst acquisition. These costs are included in “Acquisition, restructuring and other items, net” in the statement of income. Investment funds affiliated with Avista Capital Partners, former owners of Navilyst, received approximately 9.5 million shares of our common stock and, as of February 28, 2013, held approximately 27% of our outstanding shares. Investment funds affiliated with Avista Capital Partners entered into a stockholders agreement with us as part of the transaction and also appointed two additional directors to our existing Board of Directors.

To satisfy any working capital adjustment and potential indemnification claims that may arise, $19.1 million of purchase consideration had been placed in escrow, including approximately $14.0 million in cash and approximately 415 thousand shares of common stock, determined based on the closing price of $12.44 on the day prior to the transaction. The indemnification claims period will terminate on July 15, 2013. At May 31, 2012, we had $2.5 million of receivable related to the working capital adjustment recorded as escrow receivable on the balance sheet. During the third fiscal quarter of 2013, we received $2.5 million of cash from the escrow fund to satisfy this receivable.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013 and February 29, 2012

(unaudited)

NOTE B – ACQUISITIONS – (cont’d)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$7,683
Accounts receivable	19,069
Inventories	26,851
Prepaid expenses and other current assets	5,504
Property, plant and equipment	34,017
Deferred tax assets	33,774
Goodwill	145,157
Intangibles	107,100
Other long-term assets	497

Total assets acquired	379,652
Liabilties assumed	(18,287)

Total net assets acquired	$361,365

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

February 28, 2013 and February 29, 2012

(unaudited)

NOTE C – INVENTORIES

Inventories are stated at lower of cost (at standard cost which approximates the first-in, first-out method) or market. Inventories consist of the following:

	Feb 28, 2013	May 31, 2012
	(in thousands)
Raw materials	$20,711	$18,984
Work in process	10,773	9,504
Finished goods	30,489	27,335

Inventories	$61,973	$55,823

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Intangible assets other than goodwill and indefinite lived intangible assets are amortized over their estimated useful lives, which range between three and twenty years, on either a straight-line basis over the expected period of benefit or as revenues are earned from the sales of the related products. We periodically review the estimated useful lives of our intangible assets and review such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Our determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

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

Effective June 1, 2012, we consider our business to be a single operating segment entity – the development, manufacture and sale on a global basis of medical devices for vascular access, surgery, peripheral vascular disease and oncology.

To determine fair value, we considered two market-based approaches and an income approach. Under the market-based approaches, we utilized information regarding our own as well as publicly available industry information to determine earnings multiples and sales multiples. Under the income approach, we determined fair value based on estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. We determined the discounted cash flow as the best indicator to determine fair value.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. These assumptions are highly sensitive and changes in these estimates could result in impairment. Solely for purposes of establishing inputs for the fair value calculations, we assumed that the current economic conditions would continue through fiscal year 2014, followed by a recovery thereafter. In addition, we applied gross margin assumptions consistent with our historical trends at various revenue levels and used an EBITDA exit multiple of 6.0 to calculate the terminal value of the reporting unit. In addition, we used a discount rate of 13.5% to calculate the fair value of our reporting unit.

We completed our annual goodwill impairment test as of December 31, 2012. At December 31, 2012, our reporting unit is the same as our reportable segment. Our assessment of goodwill impairment indicated that the fair value of our reporting unit exceeded its carrying value and therefore goodwill was not impaired. The fair value of our reporting unit exceeded its carrying value by 5%. The fair value of the reporting unit was reconciled to our current stock market capitalization plus an estimated control premium of approximately 60% as of December 31, 2012.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013 and February 29, 2012

(unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

Since early November 2008, our stock market capitalization has at times been lower than our shareholders’ equity or book value. However, our reporting unit has continued to generate significant cash flows from operations, and we expect to continue to do so in fiscal 2014 and beyond. Furthermore, we believe that a reasonable potential buyer would offer a control premium for our business that would adequately cover the difference between our stock market capitalization and our book value.

We also completed our annual indefinite lived asset (NAMIC trademark) test as of December 31, 2012 using the income approach to determine fair value. Our assessment of the NAMIC trademark indicated that the fair value exceeded the carrying value and therefore the asset was not impaired.

We test goodwill and indefinite lived assets for impairment during the third quarter of every fiscal year, and when an event occurs or circumstances change such that it is reasonably possible that impairment exists. Even though we determined that there was no goodwill impairment as of December 31, 2012, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2013.

It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. Events that could, in the future, result in impairment include, but are not limited to, declining sales for a significant product or in a significant geographic region.

Changes in the carrying amount of goodwill for the nine months ended February 28, 2013 are as follows (in thousands):

Balance, May 31, 2012	$308,912
Adjustments to Navilyst purchase price	(1,805)
Acquisition of Vortex	29,630
Acquisition of Microsulis	19,955

Balance, February 28, 2013	$356,692

The above $1.8 million reduction in the carrying value of goodwill is primarily the result of an $858,000 payment from Avista Capital Partners and an $947,000 increase in the value of deferred tax assets from the Navilyst acquisition.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013 and February 29, 2012

(unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

The balances of intangible assets are as follows:

	February 28, 2013
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$147,180	$(22,988)	$124,192	10.8
Customer relationships	84,492	(28,466)	56,026	14.8
Trademark-NAMIC	28,600	—	28,600	Indefinite
Licenses	6,302	(4,298)	2,004	9.0
Trademarks	6,275	(859)	5,416	9.9
In-process R&D acquired	3,000	—	3,000	Indefinite
Distributor relationships	900	(900)	—	3.0

	$276,749	$(57,511)	$219,238

	May 31, 2012
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Customer relationships	$82,205	$(22,123)	$60,082	11.7
Product technologies	55,540	(18,839)	36,701	11.3
Trademark-NAMIC	28,600	—	28,600	Indefinite
In-process R&D acquired	15,042	—	15,042	Indefinite
Licenses	6,152	(3,711)	2,441	9.1
Trademarks	4,575	(375)	4,200	7.3
Distributor relationships	1,140	(940)	200	2.6

	$193,254	$(45,988)	$147,266

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013 and February 29, 2012

(unaudited)

NOTE E – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Feb 28, 2013	May 31, 2012
	(in thousands)
Payroll and related expenses	$6,858	$5,674
Deferred revenue	3,695	3,138
Accrued severance	2,164	2,087
Royalties	1,738	2,258
Sales and franchise taxes	960	1,092
Interest rate swap liability	873	—
Other	4,288	4,473

Total	$20,576	$18,722

NOTE F – LONG TERM DEBT

Bank Credit Agreement

In connection with the Navilyst acquisition, we entered into a Credit Agreement with a group of banks which provided a $150 million senior secured term loan facility and a $50 million senior secured revolving credit facility. The $150 million in proceeds from the term loan were used to finance a portion of the consideration for the acquisition. The revolving facility may be used for general corporate purposes and was undrawn at February 28, 2013. Both facilities have five year maturities. The term facility has a quarterly repayment schedule equal to 5%, 5%, 15%, 25% and 50% of its principal amount in years one through five. The credit agreement contains certain financial covenants relating to fixed charge coverage and leverage, as defined, with which we were in compliance at February 28, 2013. Amounts borrowed under the Credit Agreement are collateralized by all our assets. Interest on both the term loan and the revolving loan is based on a base rate or Eurodollar rate plus an applicable margin with increases as our total leverage ratio increases, and with the base rate and Eurodollar rate have ranges of 1.0% to 1.75% and 2.0% to 2.75% respectively. In the event of default, the interest rate may be increased by 2.0%. The revolving facility will also carry a commitment fee of 0.30% to 0.50% per year on the unused portion. As of February 28, 2013, net deferred financing costs of $2.1 million are recorded as a component of other assets on the balance sheet and are being amortized over the remaining life of the related debt.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013 and February 29, 2012

(unaudited)

NOTE G – INCOME TAXES

The following table presents the components of income tax expense/(benefit) for the three and nine month periods ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Nine Months Ended
	Feb 28,	Feb 29,	Feb 28,	Feb 29,
	2013	2012	2013	2012

Income tax expense/(benefit) based on income/(loss), at estimated tax rates of 70.3% in 2013 and 37.5% in 2012	$(1,280)	$(1,080)	$110	$1,047

Discrete tax expense/(benefit):
Adjustment for change in projected income for the remainder of the year	601	153	—	—
Retroactive renewal of research and experimentation credit	(129)	—	(129)	—
Adjustments to prior period tax liabilities	(30)	(185)	(3)	(189)
Non deductible acquisition costs	9	—	102	—
Use of fully reserved capital losses	—	—	(179)	—

Total income tax expense/(benefit)	$(829)	$(1,112)	$(99)	$858

The third quarter estimated effective tax rate prior to discrete items was 70.3% in 2013, as compared to 37.5% for the same period in 2012. The increase in the rate is primarily due to a magnified impact of non-deductible items (such as stock-based compensation and the non-deductible portion of meals and entertainment) and the elimination of the benefit from the Domestic Production Activities Deduction both items are caused by reduced taxable income in fiscal 2013.

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

The following table sets forth the reconciliation of the weighted-average number of common shares (in thousands):

	Three Months Ended		Nine Months Ended
	Feb 28,	Feb 29,	Feb 28,	Feb 29,
	2013	2012	2013	2012
Basic	34,834	25,129	34,787	25,114
Effect of dilutive securities	0	0	528	175

Diluted	34,834	25,129	35,315	25,289

Excluded from the calculation of diluted earnings per common share were options and restricted stock awards issued to employees and non-employees to purchase 2.9 million shares of common stock for both the three and nine months ended February 28, 2013, as their inclusion would be antidilutive. For the comparable three and nine month period ended February 29, 2012, options and restricted stock awards issued to employees and non-employees to purchase 2.4 million and 2.3 million shares of common stock were also excluded as their inclusion would be antidilutive.

NOTE I – SEGMENT AND GEOGRAPHIC INFORMATION

Effective June 1, 2012, we consider our business to be a single operating segment entity – the development, manufacture and sale on a global basis of medical devices for vascular access, surgery, peripheral vascular disease and oncology. Our chief operating decision maker (CEO) evaluates the various global product portfolios on a net sales basis. Executives reporting in to the CEO include those responsible for operations and supply chain management, research and development, sales, franchise marketing and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources. Prior to fiscal year 2013, our business was organized as two segments: Vascular and Oncology/Surgery, each under the direction of a general manager with direct responsibility for all sales, marketing and product development activities.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013 and February 29, 2012

(unaudited)

NOTE I – SEGMENT AND GEOGRAPHIC INFORMATION – (cont’d)

Net sales by product category are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	Feb 28, 2013	Feb 29, 2012	Feb 28, 2013	Feb 29, 2012

Net sales
Peripheral Vascular	$42,616	$22,852	$131,676	$66,899
Vascular Access	26,391	15,062	79,733	45,863

Total Vascular	$69,007	$37,914	$211,409	$112,762
Oncology/Surgery	10,449	13,653	33,688	51,335
Supply Agreement	2,115	—	6,897	—

Total	$81,571	$51,567	$251,994	$164,097

Net sales for geographic areas, based on external customer location, are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	Feb 28, 2013	Feb 29, 2012	Feb 28, 2013	Feb 29, 2012
Net Sales by Geography
United States	$65,899	$43,629	$203,579	$140,587
International	15,672	7,938	48,415	23,510

Total	$81,571	$51,567	$251,994	$164,097

NOTE J – FAIR VALUE

Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, interest rate swap agreement and contingent earn outs related to the acquisition of Vortex and Microsulis. The carrying amount of cash and cash equivalents, accounts receivable, marketable securities and accounts payable approximates fair value due to the immediate or short-term maturities. The interest rate swap agreement has been recorded at its fair value based on a valuation received from an independent third party. Marketable securities, with the exception of auction rate securities, are carried at their fair value as determined by quoted market prices. The contingent earn out has been recorded at fair value using the income approach.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013 and February 29, 2012

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include bank time deposits, money market funds, mutual funds and U.S. Treasury securities that are traded in an active exchange market.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include US government securities and corporate bonds. When quoted market prices are unobservable, we obtain pricing information from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing vendor are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many fixed income securities do not trade on a daily basis, the methodology of the pricing vendor uses available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The pricing vendor considers all available market observable inputs in determining the evaluation for a security. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2 and primarily comprise our portfolio of corporate and government fixed income securities. Additionally included in Level 2 are interest rate swap agreements which are valued using a mid-market valuation model.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently includes the auction rate securities where independent pricing information was not able to be obtained and the contingent Earn out related to the acquisition of Vortex and Microsulis. Our investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable since these auction rate securities issued by New York state and local government authorities failed auction. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value for all periods presented. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities. The contingent earn outs were valued utilizing a discounted cash flow method as detailed below.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013 and February 29, 2012

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements using inputs considered as:			Fair Value at Feb 28, 2013
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$114	$—	$—	$114

Total	$114	$—	$—	$114

Marketable securities
Corporate bond securities	$—	$304	$—	$304
U.S. government agency obligations	—	—	1,850	1,850

Total	—	304	1,850	2,154

Total Financial Assets	$114	$304	$1,850	$2,268

Financial Liabilities
Interest rate swap agreements	$—	$873	$—	$873
Contingent liability for acquisition earn out			74,294	74,294

Total Financial Liabilities	$—	$873	$74,294	$75,167

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2012
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$4,762	$—	$—	$4,762

Total	$4,762	$—	$—	$4,762

Marketable securities
Corporate bond securities	$—	$6,371	$—	$6,371
U.S. government agency obligations	—	5,849	1,850	7,699

Total	—	12,220	1,850	14,070

Total Financial Assets	$4,762	$12,220	$1,850	$18,832

There were no financial liabilities measured at fair value at May 31, 2012.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013 and February 29, 2012

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

There were no significant transfers in and out of Level 1, 2 and 3 measurements for the three and nine months ended February 28, 2013. During the nine month period ended February 28, 2013, the Vortex and Microsulis contingent earn outs discussed below were added to Level 3 fair value instruments.

The components of Level 3 fair value instruments as of February 28, 2013 are shown below (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Balance, May 31, 2012	$1,850
Total gains or losses (realized/unrealized):	—
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or (out) of Level 3	—
Contingent liability for acquisition earn out	74,294

Balance, February 28, 2013	$76,144

Contingent Liability for Acquisition Earn Outs

Certain of our business combinations involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or achieving product development targets. Contingent consideration is recorded at the estimated fair value of the contingent milestone payments on the acquisition date for all acquisitions subsequent to April 24, 2009. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in the condensed consolidated statements of earnings. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013 and February 29, 2012

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

The recurring Level 3 fair value measurements of the contingent consideration liability related to the Vortex and Microsulis acquisitions include the following significant unobservable inputs ($ in millions):

	Fair value at Feb 28, 2013	Valuation Technique	Unobservable Input	Range
Revenue based payments	$74.3	Discounted	Discount rate	4%
		cash flow	Probability of payment	75-100%
			Projected fiscal year of payment	2013 - 2022

At February 28, 2013, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $93 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2013 to 2022 in order for the consideration to be paid.

The fair value of contingent milestone payments associated with the acquisitions was remeasured as of February 28, 2013 and $65.2 million was reflected in “Contingent consideration, net of current portion” and $9.1 million was reflected in “Current portion of contingent consideration” on the condensed consolidated balance sheet. The following table provides a reconciliation of the beginning and ending balances of contingent milestone payments associated with the Vortex and Microsulis acquisitions measured at fair value that used significant unobservable inputs (Level 3) (in thousands):

Beginning balance - May 31, 2012	$—
Purchase price contingent consideration	73.5
Contingent payments	—
Change in fair value of contingent consideration	0.8

Ending balance - February 28, 2013	$74.3

NOTE K – MARKETABLE SECURITIES

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. As of February 28, 2013 and May 31, 2012, we had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013 and February 29, 2012

(unaudited)

NOTE K – MARKETABLE SECURITIES – (cont’d)

Marketable securities as of February 28, 2013 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$1,850	$—	$—	$1,850
Corporate bond securities	303	1	—	304

	$2,153	$1	$—	$2,154

Marketable securities as of May 31, 2012 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$7,739	$5	$(45)	$7,699
Corporate bond securities	6,516	10	(155)	6,371

	$14,255	$15	$(200)	$14,070

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013 and February 29, 2012

(unaudited)

NOTE L – LITIGATION

AngioDynamics v. biolitec

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. In this action, we are seeking judgment against biolitec for defense and indemnification in two lawsuits which we previously settled. Our claims arise out of a Supply and Distribution Agreement (“SDA”) entered into with biolitec on April 1, 2002. On September 27, 2011, the U.S. District Court for the Northern District of New York granted key portions of our motion for summary judgment in our legal case against biolitec. The Court’s order was filed under seal. The Court also dismissed biolitec’s counterclaims against us. The court denied one portion of our summary judgment motion, which sought to recover additional costs from biolitec, leaving this for adjudication at trial. On November 8, 2012, the Court granted partial judgment to us in the amount of $23.2 million.

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. This case is currently in the discovery phase. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction.

We will continue to vigorously enforce our rights under the supply agreement with biolitec.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by them. Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but has asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. We filed petitions for reexamination in the US Patent and Trademark Office which seek to invalidate all three patents asserted in the litigation. Our petitions have been granted and 40 of 41 patent claims have been rejected. The reexamination proceedings are on-going. The case has been stayed pending final resolution of the PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

Cardinal Health v. Navilyst Medical, Inc.

On December 21, 2011, Cardinal Health Canada 204, Inc. (Cardinal Health) filed a demand for arbitration pursuant to the terms of the International Distributorship Agreement entered into as of November 1, 2008 between Navilyst and Cardinal Health. Cardinal Health claims that it is entitled to damages based on Navilyst’s decision to terminate the International Distributorship Agreement. The parties have entered into a written stipulation to stay the proceedings in this matter pending the outcome of a related litigation brought by Cardinal health against three of our current employees (all of whom are former employees of Cardinal Health) in the Ontario Superior Court of Justice (Cardinal Health Canada, Inc. vs. Alexander, Sohi & Campbell, Superior Court of Justice, Ontario, Canada, No. CV-11-440418 (the Ontario Litigation). If this matter proceeds following the stay, we intend to deny the allegations contained in the demand for arbitration and to advance counterclaims against Cardinal Health. Navilyst entered into a joint defense agreement with the defendants in the Ontario Litigation, pursuant to which Navilyst agreed, subject to certain conditions, to indemnify the defendants for all legal fees relating to the Ontario Litigation as well as any damages or cost awards arising out of the Ontario Litigation. While we intend to vigorously defend against these actions, each of these cases is in the preliminary states and, as a result, the ultimate outcome of these cases and their potential financial impact are not determinable at this time.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013 and February 29, 2012

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

February 28, 2013 and February 29, 2012

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

In July 2012, the FASB updated the accounting guidance related to testing indefinite-lived intangible assets for impairment. This update permits an entity to first make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The more-likely-than—not threshold is defined as having a likelihood of more than 50%. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012 (our fiscal year 2014) however early adoption is permitted, provided that the entity has not yet performed its annual impairment test or issued its financial statements. We are currently evaluating the impact of adoption of this accounting guidance on our consolidated financial statements.

In December 2011 and January 2013, the FASB issued new accounting guidance related to disclosures on offsetting assets and liabilities on the balance sheet. The newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions executed under a master netting, or similar, arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This guidance is required to be applied retrospectively and is effective for fiscal years beginning on or after January 1, 2013 (our fiscal year 2014). Since the guidance only impacts disclosure requirements, its adoption will not have a material impact on our consolidated financial statements.

In February 2013, the FASB expanded the disclosure requirements related to changes in accumulated other comprehensive income (AOCI). The new guidance requires disclosure of the amount of income (or loss) reclassified out of AOCI to each respective line item on the statement of income where net income is presented. The guidance allows disclosure of the reclassification either in the notes to the financial statements or parenthetically on the face of the financial statements. This requirement is effective for reporting periods beginning after December 15, 2012 (fourth quarter of our fiscal year 2013). Since the guidance only impacts disclosure requirements, its adoption will not have a material impact on our consolidated financial statements.

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

We sell our products in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. For the three and nine months ended February 28, 2013, approximately 19% of our net sales were from markets outside the United States compared with 15% and 14% in the three and nine months ended February 29, 2012.

Our growth depends, in part, on the introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For the three and nine months ended February 28, 2013, our research and development (“R&D”) expenditures were $5.8 million and $19.9 million, which represented 7% of net sales for the current quarter and 8% for the year to date period. Comparable prior year expenditures were $4.6 million, or 9% of net sales for the quarter and $15.3 million or 9% of net sales for the year to date period. We expect to continue to spend considerable amounts on R&D activities in the future; however, downturns in our business could cause us to reduce our R&D spending.

Except to the extent we can further use our cash and short term investments or our equity securities as acquisition capital, we will require additional equity or debt financing to fund any future significant acquisitions.

Our ability to further increase our profitability will depend in part on improving gross profit margins. Factors such as changes in our product mix, new technologies and price pressures may cause our margins to grow at a slower rate than we have anticipated, or to decline. We are currently operating our manufacturing facilities at less than full capacity but within our historical normal capacity levels.

Recent Developments

See Note A to our consolidated financial statements in this Quarterly Report on Form 10-Q for recent developments.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note M to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Medical Device Excise Tax

A Medical Device Excise Tax (MDET) was enacted into law as part of the Health Care Education Reconciliation Act of 2010 and imposes an excise tax on medical device manufacturers on their sales in the U.S of certain devices after December 31, 2012. The tax is 2.3% of the taxable base which is generally defined as 75% of the selling price of the taxable product. We estimate approximately 60-65% of our worldwide sales will be subject to the MDET beginning on January 1, 2013. For the quarter ended February 28, 2013, we incurred $683 thousand of tax which is recorded in the Consolidated Statements of Income as an operating expense under the caption “Medical device excise tax”.

Results of Operations

Three Months ended February 28, 2013 and February 29, 2012

For the third quarter of fiscal 2013, we reported a net loss of $1.0 million, or $0.03 per share, on net sales of $81.6 million, compared with a net loss of $1.8 million, or $0.07 per share, on net sales of $51.6 million in the third quarter of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Three Months Ended
	Feb 28, 2013	Feb 29, 2012
Net sales	100.0%	100.0%
Gross profit	50.5%	57.0%
Research and development	7.1%	8.9%
Sales and marketing	22.7%	30.6%
General and administrative	7.4%	8.6%
Amortization of intangibles	5.3%	4.5%
Change in fair value of contingent consideration	0.8%	0.0%
Acquisition, restructuring and other items, net	6.3%	9.8%
Medical device excise tax	0.8%	0.0%
Operating income (loss)	0.1%	(5.3%)
Other income (expenses)	(2.3%)	(0.2%)
Income taxes	(1.0%)	(2.2%)
Net loss	(1.2%)	(3.4%)

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and returns. Net sales of $81.6 million increased $30.0 million from the $51.6 million reported in the third quarter of fiscal 2012. This increase was primarily attributable to sales of products acquired in the Navilyst acquisition, microwave product sales, partially offset by the absence of LC Beads sales following the end of distribution rights on December 31, 2011. Sales of LC Beads were $4.2 million in the third quarter of fiscal 2012.

From a product line perspective, Peripheral Vascular sales increased $19.7 million or 86% from the prior year period to $42.6 million. This increase was primarily attributable to sales of Navilyst fluid management products. Vascular Access sales were $26.4 million, an increase of $11.3 million from the prior year period. This increase is attributable to sales of Navilyst PICCs and port products. Oncology/Surgery sales were $10.4 million, a decrease of 23% from prior year sales of $13.7 million, primarily due to the decrease in LC Beads sales described earlier. Nanoknife sales totaled $2.6 million and $2.0 million in the third quarter of fiscal 2013 and 2012, respectively.

From a geographic perspective, U.S. sales increased $22.3 million or 51% in the third quarter of fiscal 2013 to $65.9 million from $43.6 million a year ago. The increase in net sales was primarily attributable to sales of Navilyst products and increased Nanoknife product sales, partially offset by the $4.2 million decline in sales of LC Beads, described earlier. International sales were $15.7 million in the fiscal third quarter of 2013, an increase of 97% from $7.9 million in the comparable prior year period. The increase is attributable to sales of Navilyst products and microwave product sales.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales decreased to 50.5% in the third quarter of 2013 from 57.0% a year ago. The decrease in gross profit is primarily attributable to the inclusion of the products acquired from Navilyst as well as a $400 thousand inventory step-up related to the Vortex acquisition.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. R&D expenses increased by $1.2 million, or 27%, to $5.8 million in the third quarter of fiscal 2013 compared to the same prior year period. The increase is primarily due to increased R&D personnel and project costs following the Navilyst acquisition. As a percentage of net sales, R&D expenses declined to 7.1% for the fiscal third quarter of 2013, from 8.9% for the same prior year period.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. S&M expenses increased $2.7 million or 17% to $18.5 million in the third quarter of fiscal 2013 from a year ago, with the increase primarily attributable to the addition of Navilyst sales and marketing personnel. As a percentage of net sales, S&M expenses declined to 22.7% in the fiscal third quarter of 2013, from 30.6% for the same prior year period.

General and administrative expenses. General and administrative (“G&A”) expenses include executive management, finance and accounting, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses increased $1.6 million, or 36%, to $6.0 million in the third quarter of fiscal 2013 compared to the prior year period, primarily due to the addition of Navilyst personnel. G&A expenses decreased to 7.4% of net from 8.6% in the prior year period.

Amortization of intangibles. Amortization of intangibles was $4.3 million in the third quarter of fiscal 2013, an increase of $2.0 million from the third fiscal quarter of 2012, with the increase primarily related to amortization of intangibles acquired in the Navilyst acquisition.

Change in fair value of contingent consideration. The third quarter of fiscal 2013 included an expense of $630 thousand related to the change in fair value of the contingent consideration associated with the Vortex and Microsulis acquisitions. There were no similar contingent consideration arrangements in the prior year same period.

Acquisition, restructuring and other items, net. The third quarter of fiscal 2013 included Acquisition, restructuring and other items, net expenses of $5.2 million which primarily consisted of $1.6 million impairment associated with a discontinuance of a product offering, $1.3 million of transaction and severance expenses related to the acquisition of Navilyst, $1.0 million of litigation costs and approximately $920 thousand for expenses related to the closure of our manufacturing facility in the UK. The third quarter of fiscal 2012 included restructuring and other costs of $5.0 million which primarily consisted of $3.8 million of expenses related to the acquisition of Navilyst, and approximately $400 thousand each for expenses related to the closure of our manufacturing facility in the UK, expenses for transitions in the executive management team and other business development projects.

Medical device excess tax. The third quarter of fiscal 2013 included $683 thousand of expense attributed to Medical Device Excise Tax enacted into law effective January 1, 2013.

Operating income (loss). The third fiscal quarter of 2013 resulted in operating income of $58 thousand compared to $2.8 million operating loss for the third quarter of fiscal 2012. As a percentage of sales, operating income was 0.1% for the third quarter of 2013 compared to (5.3)% in the same prior year period.

Other income (expenses). Other income and expenses for the third quarter of fiscal 2013 was $1.9 million of net expense compared with $123 thousand of net expense in the same period a year ago, representing (2.3)% and (0.2)% of net sales in the respective periods. Interest on the debt incurred to finance the Navilyst acquisition is the primary cause of the increase.

Income taxes. Our effective tax rate was a 46% benefit for the third fiscal quarter of 2013 compared with 39% benefit for the prior year period. The three month period ending February 28, 2013 reflects a magnified impact of non-deductible items caused by reduced taxable income in fiscal 2013, an elimination of the benefit from the Domestic Production Activities Deduction also caused by reduced taxable income in fiscal 2013 net of the tax benefits related to the retroactive renewal of the R&D tax credit that had previously expired on December 31, 2011.

Net loss. For the third quarter of 2013, we reported a net loss of $1.0 million, compared to a net loss of $1.8 million for the prior year quarter.

Nine Months ended February 28, 2013 and February 29, 2012

For the first nine months of fiscal 2013, we reported net income of $256 thousand, or $0.01 per share, on net sales of $252.0 million, compared with net income of $1.9 million, or $0.08 per share, on net sales of $164.1 million in the first nine months of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Nine Months Ended
	Feb 28, 2013	Feb 29, 2012
Net sales	100.0%	100.0%
Gross profit	49.5%	57.8%
Research and development	7.9%	9.3%
Sales and marketing	22.1%	29.2%
General and administrative	7.9%	8.1%
Amortization of intangibles	4.7%	4.2%
Change in fair value of contingent consideration	0.3%	0.0%
Acquisition, restructuring and other items, net	3.9%	4.5%
Medical device excise tax	0.3%	0.0%
Operating income	2.3%	2.4%
Other income (expenses)	(2.3%)	(0.7%)
Income taxes	(0.0%)	0.5%
Net income	0.1%	1.2%

Net sales. Net sales of $252.0 million increased $87.9 million from the $164.1 million reported in the first nine months of fiscal 2012. The increase was primarily attributable to sales of products acquired in the Navilyst acquisition and microwave product sales from the Microsulis strategic relationship, partially offset by the absence of LC Beads sales following the end of distribution rights on December 31, 2011. Sales of LC Beads were $21.3 million in the first nine months of fiscal 2012.

From a product line perspective, Peripheral Vascular sales increased $64.8 million or 97% from the prior year period to $131.7 million. This increase was primarily attributable to sales of Navilyst fluid management products. Vascular Access sales were $79.7 million, an increase of $33.9 million from the prior year period. This increase is attributable to sales of Navilyst PICCs and port products. Oncology/Surgery sales were $33.7 million, a decrease of 34% from prior year sales of $51.3 million, primarily due to the decrease in LC Beads sales previously described. Nanoknife sales totaled $9.0 million in the first nine months of fiscal 2013 and $7.5 million in the prior year period.

From a geographic perspective, U.S. sales increased $63.0 million or 45% in the first nine months of fiscal 2013 to $203.6 million from $140.6 million a year ago. This increase was primarily attributable to sales of Navilyst products and increased Nanoknife product sales, partially offset by the $21.3 million decline in sales of LC Beads, described earlier. International sales were $48.4 million in the first nine months of fiscal 2013, an increase of 106% from $23.5 million in the comparable prior year period. The increase is attributable to sales of Navilyst products and microwave product sales from the Microsulis strategic relationship.

Gross profit. Our gross profit as a percentage of sales decreased to 49.5% in the first nine months of fiscal 2013 from 57.8% in the same period a year ago. The decrease in gross profit is primarily attributable to the inclusion of the products acquired from Navilyst. In addition, the gross profit was reduced by the $3.8 million amortization of the step-up in basis of the acquired Navilyst and Vortex inventories and $850 thousand of expenses for our Quality Call To Action program to review and augment our Quality Management Systems.

Research and development expenses. R&D expenses increased by $4.6 million, or 30%, to $19.9 million in the first nine months of fiscal 2013 compared to the same prior year period. The increase is primarily due to increased R&D personnel and project costs following the Navilyst acquisition. As a percentage of net sales, R&D expenses declined to 7.9% for the fiscal first nine months of 2013 from 9.3% for the same period a year ago.

Sales and marketing expenses. S&M expenses increased $7.8 million or 16% to $55.7 million in the first nine months of fiscal 2013 from a year ago with the increase primarily attributable to the addition of Navilyst sales and marketing personnel. As a percentage of net sales, S&M expenses declined to 22.1% for the fiscal first nine months of 2013, from 29.2% for the same period a year ago.

General and administrative expenses. G&A expenses increased $6.5 million, or 48%, to $19.9 million in the first nine months of fiscal 2013 compared to the prior year period, primarily due to the addition of Navilyst personnel. G&A expenses increased to 7.9% of net sales from 8.1% in the prior year period.

Amortization of intangibles. Amortization of intangibles was $12.0 million in the 2013 fiscal first nine months, an increase of $5.0 million from the prior year period with the increase primarily related to amortization of intangibles acquired in the Navilyst acquisition.

Change in fair value of contingent consideration. The first nine months of fiscal 2013 included $827 thousand of expense related to the change in fair value of the estimated contingent consideration association with the Vortex and Microsulis acquisitions.

Acquisition, restructuring and other items, net. The first nine months of fiscal 2013 included Acquisition, restructuring and other items, net expenses of $9.9 million which primarily consisted of $5.2 million of transaction and severance costs related to the acquisition of Navilyst, $1.6 million impairment associated with a discontinuance of a product offering, $1.5 million for expenses related to the closure of our manufacturing facility in the UK, $1.3 million of litigation costs, $565 thousand of transaction costs related to the acquisition of Vortex, partially offset by the $770 thousand net gain on the sale of our PDT laser product line. The prior year period included restructuring and other costs of $7.4 million which primarily consisted of $3.8 million of expenses associated with the proposed acquisition of Navilyst, $1.3 million associated with the closure of our facility in the UK, $1.0 million of expenses associated with a separation agreement with our former chief executive officer, $733 thousand of expenses for transitions in the executive management team, $454 thousand of expenses associated with other business development projects and $286 thousand of expenses for the relocation of our new chief executive officer partially offset by a gain of $201 thousand on the sale of assets related to the Centros product line.

Medical device excess tax. The first nine months of fiscal 2013 included $683 thousand of expense attributed to the Medical Device Excess Tax enacted into law effective January 1, 2013.

Operating income. The first nine months of fiscal 2013 resulted in operating income of $5.9 million compared to $3.9 million for the same period of fiscal 2012. As a percentage of sales, operating income was 2.3% for the 2013 fiscal first nine months compared to 2.4% in the same prior year period.

Other income (expenses). Other income and expenses for the first nine months of fiscal 2013 was $5.7 million of net expense compared with $1.1 million net expense in the same period a year ago, representing (2.3)% and (0.7)% of net sales in the respective periods. Interest on the debt incurred to finance the Navilyst acquisition is the primary cause of the increase.

Income taxes. Our effective tax rate was a 63% benefit for the first nine months of fiscal 2013 compared with 31% expense for the prior year period. The nine month period ended February 28, 2013 was impacted by a magnified impact of non-deductible items caused by reduced taxable income in fiscal 2013, an elimination of the benefit from the Domestic Production Activities Deduction also caused by reduced taxable income in fiscal 2013, the impact of non-deductible Vortex acquisition costs net of the tax benefits related to the retroactive renewal of the R&D tax credit that had previously expired on December 31, 2011 and the utilization of capital loss carryforwards.

Net income. For the first nine months of fiscal 2013, we reported net income of $256 thousand, a decrease of $1.7 million from net income of $1.9 million for the prior year period.

Liquidity and Capital Resources

Our cash, cash equivalents, escrow receivable and marketable securities totaled $18.8 million at February 28, 2013, compared with $40.1 million at May 31, 2012. Marketable securities consist of U.S. government issued or guaranteed securities, corporate bonds and auction rate securities. At February 28, 2013, total debt was $144.4 million primarily comprised of short and long-term bank debt that financed our acquisition of Navilyst in May 2012. In accounting for the Vortex and Microsulis acquisitions, the fair value of contingent milestone payments was remeasured as of February 28, 2013. As a result, $65.2 million was reflected in “Contingent consideration, net of current portion” and $9.1 million was reflected in “Current portion of contingent consideration” on the condensed consolidated balance sheet.

Summary of cash flows (in thousands):

	Nine Months ended
	Feb 28, 2013	Feb 29, 2012
Cash provided by (used in):
Operating activities	$15,515	$12,502
Investing activities	(17,826)	(25,440)
Financing activities	(4,529)	1,003
Effect of exchange rate changes on cash and cash equivalents	(43)	(2)

Net change in cash and cash equivalents	$(6,883)	$(11,937)

Net cash provided by operating activities in the first nine months of fiscal 2013 was $15.5 million compared with $12.5 million a year ago. Cash provided by operating activities during the first nine months of fiscal year 2013 was primarily the result of non-cash expense items, such as amortization, depreciation and stock-based compensation, and the utilization of tax loss carryforwards and other tax attributes gained through acquisitions, partially offset by increased inventories and other changes in working capital balances. The prior year period consisted of similar components with higher net income, lower depreciation and amortization and lower net changes in working capital balances.

Net cash used in investing activities was $17.8 million for the nine months ended February 28, 2013, compared with $25.4 million for the same prior year period. The net cash used in investing activities for the current year period consisted primarily of the Vortex and Microsulis acquisitions offset by net proceeds from the sale of marketable securities and the sale of our PDT laser product line. The prior year period use of cash consisted primarily of net purchases of marketable securities.

Net cash used in financing activities was $4.5 million for the nine months ended February 28, 2013 compared to net cash provided by financing activities of $1.0 million for the comparable prior year period. The current year period consisted primarily of repayment of long-term debt while the prior year period benefitted from increased exercise of stock options, partially offset by the repurchase of shares.

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

We sell our products in currencies other than US dollars, primarily the Euro, GB pound and Canadian dollar. Approximately 6% of our sales in the first nine months of fiscal 2013 were denominated in currencies other than the US dollar. We currently have no significant direct foreign currency exchange risk.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries

Part II: Other Information

Item 1.	Legal Proceedings.

AngioDynamics v. biolitec

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. In this action, we are seeking judgment against biolitec for defense and indemnification in two lawsuits which we previously settled. Our claims arise out of a Supply and Distribution Agreement (“SDA”) entered into with biolitec on April 1, 2002. On September 27, 2011, the U.S. District Court for the Northern District of New York granted key portions of our motion for summary judgment in our legal case against biolitec. The Court’s order was filed under seal. The Court also dismissed biolitec’s counterclaims against us. The court denied one portion of our summary judgment motion, which sought to recover additional costs from biolitec, leaving this for adjudication at trial. On November 8, 2012, the Court granted partial judgment to us in the amount of $23.2 million.

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. This case is currently in the discovery phase. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction.

We will continue to vigorously enforce our rights under the supply agreement with biolitec.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by them. Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but has asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. We filed petitions for reexamination in the US Patent and Trademark Office which seek to invalidate all three patents asserted in the litigation. Our petitions have been granted and 40 of 41 patent claims have been rejected. The reexamination proceedings are on-going. The case has been stayed pending final resolution of the PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

Cardinal Health v. Navilyst Medical, Inc.

On December 21, 2011, Cardinal Health Canada 204, Inc. (Cardinal Health) filed a demand for arbitration pursuant to the terms of the International Distributorship Agreement entered into as of November 1, 2008 between Navilyst and Cardinal Health. Cardinal Health claims that it is entitled to damages based on Navilyst’s decision to terminate the International Distributorship Agreement. The parties have entered into a written stipulation to stay the proceedings in this matter pending the outcome of a related litigation brought by Cardinal health against three of our current employees (all of whom are former employees of Cardinal Health) in the Ontario Superior Court of Justice (Cardinal Health Canada, Inc. vs. Alexander, Sohi & Campbell, Superior Court of Justice, Ontario, Canada, No. CV-11-440418 (the Ontario Litigation). If this matter proceeds following the stay, we intend to deny the allegations contained in the demand for arbitration and to advance counterclaims against Cardinal Health. Navilyst entered into a joint defense agreement with the defendants in the Ontario Litigation, pursuant to which Navilyst agreed, subject to certain conditions, to indemnify the defendants for all legal fees relating to the Ontario Litigation as well as any damages or cost awards arising out of the Ontario Litigation. While we intend to vigorously defend against these actions, each of these cases is in the preliminary states and, as a result, the ultimate outcome of these cases and their potential financial impact are not determinable at this time.

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

ANGIODYNAMICS, INC. (Registrant)

Date:	April 9, 2013	/ S / JOSEPH M. DEVIVO
Joseph M. DeVivo, President, Chief Executive Officer (Principal Executive Officer)

Date:	April 9, 2013	/ S / MARK T. FROST
Mark T. Frost, Executive Vice President, Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents