Form 10-K
period 2013-05-31
ANGIODYNAMICS INC
filed 2013-08-14
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $368,627,225, computed by reference to the last sale price of the common stock on that date as reported by The Nasdaq Global Select Market.

As of July 31, 2013, there were 35,062,039 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this annual report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed within 120 days of registrant’s fiscal year ended May 31, 2013.

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

Available Information

Our website is www.angiodynamics.com . We make available, free-of-charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission, or SEC. In addition, our website includes, among other things, charters of various committees of the Board of Directors and our code of business conduct and ethics applicable to all employees, officers and directors. Copies of these documents may be obtained free of charge from our website. Any stockholder also may obtain copies of these documents, free of charge, by sending a request in writing to our investor relations firm: EVC Group, 60 East 42nd Street, Suite 936, New York, NY 10165. Information on our website or connected to our website is not incorporated by reference into this Annual Report on Form 10-K.

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

On February 1, 2013, we completed the acquisition of certain assets of Microsulis, which we have accounted for as a business combination, for cash payments at closing totaling $10.0 million, subject to a working capital adjustment, a $5.0 million payment due on December 31, 2013 and potential additional cash consideration payable upon performance over the next nine years. We also assumed $1.6 million of liabilities.

The total estimated purchase consideration of $33.6 million included the initial investment of $5.0 million, closing payments totaling $10.5 million, a $5.0 million payment due on December 31, 2013 and the estimated fair value of contingent consideration (Earn out) of $13.2 million. The estimated fair value of contingent consideration is based on projected net sales over the nine year period following the closing of the acquisition. The amount of the Earn out consideration that could be paid on net sales is not limited.

The estimated purchase consideration exceeded the fair value of the acquired net assets by $19.3 million and was recorded as goodwill. Goodwill is deductible for tax purposes. Core technologies are being amortized over their estimated useful lives ranging from 10 to 15 years. During the fiscal year ended May 31, 2013, we incurred acquisition related costs of $312 thousand, which were expensed to “Acquisition, restructuring and other items, net” in the statement of operations. We have not finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date becomes available.

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

The total estimated purchase consideration of $75.3 million included an upfront payment of $15.1 million and the estimated fair value of contingent (Earn out) consideration of $60.3 million, $40 million of which is guaranteed. The estimated fair value of contingent consideration is based on projected AngioVac net sales in the ten year period following the closing. The amount of the Earn out consideration that could be paid on AngioVac net sales is not limited.

The estimated purchase consideration exceeded the fair value of the acquired net assets by $29.5 million and was recorded as goodwill. Goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 15 years as revenues are earned from the sales of related products. During the fiscal year ended May 31, 2013, we incurred acquisition related costs of $645 thousand, which were expensed to “Acquisition, restructuring and other items, net” in the statement of operations. We have not finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date becomes available.

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

The fiscal years ended May 31, 2013 and 2012 included $7.3 and $11.2 million, respectively, in transaction and severance costs related to the Navilyst acquisition. These costs are included in “Acquisition, restructuring and other items, net” in the statement of operations. Investment funds affiliated with Avista Capital Partners, former owners of Navilyst, received approximately 9.4 million shares of our common stock and, as of May 31, 2013, held approximately 27% of our outstanding shares. Investment funds affiliated with Avista Capital Partners entered into a stockholders agreement with us as part of the transaction and also appointed two additional directors to our existing Board of Directors.

To satisfy any working capital adjustment and potential indemnification claims that may arise, $19.1 million of purchase consideration was held in escrow at May 31, 2013, including approximately $14.0 million in cash and approximately 415 thousand shares of common stock. The indemnification claims period terminated on July 15, 2013 and the escrow was released. At May 31, 2012, we had $2.5 million of receivable related to the working capital adjustment recorded as escrow receivable on the balance sheet. During the third fiscal quarter of 2013, we received $2.5 million of cash from the escrow fund to satisfy this receivable.

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

The IPR&D assets, which were accounted for as indefinite-lived assets at the time of acquisition, represent the development of a biomedical polymer additive for use in PICC and other vascular access product lines and a power injectable port which are valued at $12.1 million and $3.0 million, respectively. The biomedical polymer additive product recently received regulatory approval and the product was released in the United States in October 2012 and is being amortized over a 10 year useful life. The power injectable port is expected to be released in the United States in fiscal 2014, subject to regulatory approvals. The fair value of these intangible assets was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate.

Discontinuance of Benephit Product Offering

During the third fiscal quarter of 2013, we made the decision to discontinue our Benephit product offering. Accordingly, we recorded $1.6 million of expenses during the year ended May 31, 2013. These costs are included in “Acquisition, restructuring and other items, net” in the statement of operations.

Closure of UK facility

During the first fiscal quarter of 2012, we made the decision to close our Cambridge, UK facility and transfer the production of lasers to our Queensbury, NY facility. We completed the transfer in January 2013. The total cost of this project was approximately $4.3 million. The statement of operations for the year ended May 31, 2013 included charges of $2.5 million for costs incurred associated with this closure and included $1.8 million for fiscal 2012. The charge is included in “Acquisition, restructuring and other items, net” in the statement of operations.

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

In December 2011, we initiated a comprehensive Quality Call to Action Program to review and augment our Quality Management Systems at our Queensbury facility. To accelerate implementation of the program, we engaged a team of external regulatory and quality experts and reallocated a significant number of engineering and product development resources to support this corporate initiative. From inception of the Quality Call to Action Program through fiscal 2013, we have incurred $3.2 million in direct costs associated with the program.

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

In June 2013, we received approval from FDA to conduct a clinical trial to study the use of the NanoKnife in the treatment of focal prostate cancer. We are moving forward with institutional review board (IRB) submissions and anticipate commencing patient enrollment during our second quarter of fiscal 2014, which ends November 30, 2013.

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

(b) Narrative Description of Business

General

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

In January 2007, we completed the acquisition of RITA Medical Systems, Inc., or RITA, which established our position, we believe, as the only company focused on minimally-invasive treatments for cancer patients with an emphasis on the growing segment of interventional oncology. The acquisition created a diversified medical technology company with a broad line of access, diagnostic and therapeutic products that enable interventional physicians and surgeons to treat vascular disease and cancerous tumors. Interventional oncology continues to be a large and growing market. In addition, in May 2008 we acquired the Nanoknife ablation system which is complementary to our diverse offering of local oncology therapies, including market-leading RFA systems and Habib Sealer resection devices. In June 2008, we completed the acquisition of certain U.S. and U.K. assets of Diomed, Inc. With this acquisition, we substantially strengthened our position in the market for the treatment of varicose veins. The combination of endovenous laser products with our existing venous product line provides us with a comprehensive venous product offering. In May 2012, we completed the acquisition of Navilyst, providing us with entry into the fluid management business with a market leading product line and significantly enhancing our presence in the vascular access market. On October 15, 2012, we acquired all the outstanding capital stock of Vortex Medical, Inc., a privately-held company focused on the development and commercialization of medical devices for venous drainage and the removal of thrombus, or blood clots, from occluded blood vessels. On March 22, 2012, we established a strategic relationship with, and on February 1, 2013, we completed the acquisition of certain assets of, Microsulis Medical Ltd., a U.K. based company specializing in minimally-invasive microwave ablation technology.

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

Products

Our product offerings fall within two product groupings: Vascular and Oncology/Surgery.

All products discussed below have been cleared for sale in the United States by the FDA.

Patents, trademarks and other proprietary rights are very important to our business. We also rely upon trade secrets, manufacturing know-how, technological innovations and licensing opportunities to maintain and improve our competitive position. We regularly monitor and review third-party proprietary rights, including patents and patent applications, as available, to aid in the development of our intellectual property strategy, avoid infringement of third-party proprietary rights, and identify licensing opportunities.

We hold more than 450 patents and have approximately 285 patent applications pending in the United States and in certain other countries that relate to aspects of the technology used in many of our products. We do not consider our business to be materially dependent upon any individual patent.

Most of our products are sold under the AngioDynamics trade name or trademark. Additionally, most of our products are also sold under product trademarks and/or registered product trademarks owned by AngioDynamics, Inc., or an affiliate or subsidiary.

This annual report on Form 10-K also contains trademarks of companies other than AngioDynamics.

VASCULAR

The Vascular Division manages our Fluid Management, Venous, AngioVac, Angiographic, PTA, Drainage, Thrombolytic, Micro Access Kits, Dialysis, PICC and Port product lines.

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

AngioVac

One of our relatively newly released products is our AngioVac venous drainage system which includes a Venous Drainage Cannula and Cardiopulmonary Bypass Circuit. The cannula is intended for use as a venous drainage cannula during extracorporeal bypass for up to six hours. The cardiopulmonary bypass circuit is intended for use in procedures requiring extracorporeal circulatory support for periods of up to six hours.

The AngioVac devices are for use with other manufacturer’s off-the-shelf pump, filter, and reinfusion cannula, to facilitate venous drainage as part of a extracorporeal bypass procedure for up to six hours.

The AngioVac venous drainage cannula is a 22Fcoil-reinforced cannula designed with a balloon actuated, expandable funnel shaped distal tip. The proprietary funnel shaped tip enhances venous drainage flow when the balloon is inflated, prevents clogging of the cannula with commonly encountered undesirable intravascular material, and facilitates en bloc removal of such extraneous material.

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

We manufacture angiographic catheters and guidewires that are available in more than 500 tip configurations and lengths.

•	Soft-Vu® .. Our proprietary Soft-Vu angiographic catheter technology incorporates a soft, atraumatic tip that is easily visualized under fluoroscopy.

•	AngiOptic™ . The AngiOptic catheter line is distinguished from other catheters because the entire instrument is highly visible under fluoroscopy.

•

Accu-Vu® .. The Accu-Vu angiographic catheter is a highly visible, accurate sizing catheter used to determine the length and diameter of a vessel for endovascular procedures. Accu-Vu provides a soft, highly radiopaque tip with a choice of platinum radiopaque marker patterns along the shaft for enhanced visibility and accuracy.

•

Mariner™ . The Mariner catheter is a hydrophilic-coated angiographic catheter. It uses our patented Soft-Vu catheter technology to deliver contrast media to anatomy that is difficult to reach. The advanced hydrophilic coating technology significantly reduces catheter surface friction, providing smoother navigation through challenging vasculature with optimal handling and control.

•

AQUA Liner® .. The AQUA Liner guidewire is a technologically advanced guidewire. It is used to provide access to difficult-to-reach locations in interventional procedures requiring a highly lubricious wire. The AQUA Liner guidewire incorporates proprietary advanced coating technology that allows frictionless navigation.

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

•

SpeedLyser® . Our SpeedLyser thrombolytic catheter is used to deliver thrombolytic agents into obstructed dialysis grafts. This catheter features Pulse*Spray slit technology that simplifies catheter insertion and drug delivery.

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

PICC Products

Our PICC products include:

•

BioFlo® PICC: BioFlo is the only power injectable PICC available that incorporates Endexo Technology into the manufacturing and design of the catheter. Endexo is a fluorine based additive that creates a non-eluting (permanent), non-heparin based catheter material that is designed to reduce thrombus accumulation and platelet adhesion to all surfaces of the catheter. BioFlo’s long-term durability and efficacy is intended to provide clinicians a high degree of safety and confidence in providing better patient care and improved patient outcomes. Advanced features such as large lumen diameters allow the BioFlo® PICC to deliver the power injection flow rates required for contrast-enhanced CTs compatible with up to 325 psi CT injections.

•

BioFlo® PICC with PASV® Valve Technology: The only power injectable PICC to combine Endexo Technology with PASV® Valve Technology. The PASV® Valve Technology is designed to automatically resist backflow and reduce blood reflux that could lead to catheter-related complications.

•

BioFlo® PICC Hybrid with PASV Valve Technology: The BioFlo® Hybrid PICC is the first and only triple lumen PICC with two valved lumens incorporating Endexo Technology and our proprietary PASV Valve Technology with a dedicated non-valved lumen for precise CVP monitoring. With this innovative design, we now have a durable, non-eluting catheter that reduces thrombus accumulation and provides the benefits of two catheters in one.

•

Xcela PICC with PASV Valve Technology: The Xcela® PICC with PASV® Valve Technology is designed to provide a high degree of safety, ease and confidence in patient care. Advanced features such as large lumen diameters allow the Xcela® PICC with PASV® Valve Technology to deliver the power injection flow rates required for contrast-enhanced CTs compatible with up to 325 psi CT injections. The PASV® Valve Technology design automatically resists backflow, reducing blood reflux that could lead to catheter-related complications.

•

Xcela Power Injectible PICC. The Xcela Power Injectable PICC, with fundamental PICC requirements as its foundation, is also designed to deliver flow rates required for successful contrast-enhanced CTs. Advanced features such as large lumen diameters, reverse tapered catheter body and radiopacity are designed to augment catheter performance, from catheter placement to care and maintenance.

•

Xcela PICC Hybrid with PASV Valve Technology. The Xcela Hybrid PICC has two valved lumens incorporating our proprietary PASV Valve Technology and a dedicated non-valved lumen for precise CVP monitoring.

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

Our port products and accessories include:

•

Vortex® .. Our Vortex port technology line of ports is a clear-flow port technology that, we believe, revolutionized port design. With its rounded chamber, the Vortex port is designed to have no sludge-harboring corners or dead spaces. This product line consists of the following titanium, plastic and dual-lumen offerings within its family of products: (i) Vortex VX; (ii) Vortex TR; (iii) Vortex LP; and (iv) Vortex MP.

•

SmartPort® .. The Smart Port power-injectable port with Vortex technology offers the ability for a clinician to access a vein for both the delivery of medications or fluids and for administering power-injected contrast to perform a Computed Tomography (CT) scan. The ability to access a port for power-injected contrast studies eliminates the need for additional needle sticks in the patient’s arm and wrist veins. Once implanted, repeated access to the bloodstream can be accomplished with greater ease and less discomfort. Our Smart Port is now available in mini and low-profiles to accommodate more patient anatomies.

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

•

LifeGuard™ . The LifeGuard Safety Infusion Set and The LifeGuard Vision are used to infuse our ports and complement our port and vascular access catheters. The needles’ low profile design is intended to allow clinicians to easily dress the site.

Dialysis Products

We market a complete line of dialysis products that provide short and long-term vascular access for dialysis patients. Dialysis, or cleaning of the blood, is necessary in conditions such as acute renal failure, chronic renal failure and end-stage renal disease (ESRD).

We currently offer a wide variety of dialysis catheters, including:

•	DuraMax® . The DuraMax catheter is a stepped-tip catheter designed to improve ease of use, dialysis efficiency and overall patient outcomes.

•	Schon™ . The Schon chronic dialysis catheter is designed to be self-retaining, deliver high flow rates and provide patient comfort. The Schon catheter is for long-term use.

•

Evenmore® .. The Evenmore chronic dialysis catheter is a low-profile, end-hole catheter designed to provide very efficient dialysis. It was designed for long-term use with our proprietary Durathane® shaft, which offers high resistance to chemicals used to clean the insertion site.

•

Vaxcel® Plus. The tapered Carbothane® Material Catheter Extrusion of Vaxcel® Plus Dialysis Catheter is an alcohol-resistant material designed to provide biocompatibility, durability, flexibility and ease of care. It is designed to facilitate placement, improve kink resistance and reduce the need for catheter manipulation and replacement.

•

Dura-Flow 2™ . The Dura-Flow 2 chronic dialysis catheter is designed to be durable, maximize flow rates and provide for easier care and site maintenance. The Dura-Flow chronic dialysis catheter is for long-term use.

•	SCHON XL® .. The SCHON XL acute dialysis catheter is designed to be kink resistant, deliver high flow rates, offer versatile positioning and provide patient comfort. SCHON XL is for short-term use.

ONCOLOGY/SURGERY

Our Oncology/Surgery Division includes our Radiofrequency Ablation (RFA) and NanoKnife product lines. This division also includes the microwave ablation technology products obtained through the acquisition of Microsulis Medical Ltd.

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

During the procedure, our system automatically adjusts the amount of energy delivered in order to maintain the temperature necessary to ablate the targeted tissue. For a typical 5cm ablation using our StarBurst ® Xli-enhanced disposable device, the ablation process takes approximately ten minutes. When the ablation is complete, pulling back on the handle of the device causes the curved wire array to be retracted into the device so it can be removed from the body.

The RFA system consists of a radiofrequency generator and a family of disposable devices. We also market the Habib ® 4X ® resection device under a distribution agreement with EMcision Limited. In addition to the intra-operative (open surgery) device Habib 4X, AngioDynamics markets a minimally-invasive version of the Habib 4X device, a Laparoscopic 4X unit, which is used in minimally invasive laparoscopic surgery (MILS) procedures in surgical specialties such as: Hepato-Biliary, GI, Surgical Oncology, Transplant Surgery and

Urology (Partial Nephrectomy Resections). It is clinically indicated to assist in coagulation of tissue during intraoperative and laparoscopic procedures.

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

Microwave Ablation Products

The Acculis Microwave Tissue Ablation (MTA) System complements the full range of ablative technologies we offer. When configured for use with the Accu2i pMTA Applicators, it includes the Sulis VpMTA Generator, optional MTA Temperature Probes, Acculis Local Control Station (LCS) and Accu2i pMTA Applicators. Designed for physicians trained in image-guided ablation procedures, intraoperative ultrasound and/or CT guided needle placement, the system is used for thermal coagulation of soft tissue. By utilizing 2.45 Ghz of microwave energy, the Acculis MTA System can complete ablations up to 5 cm in six minutes with a single applicator. Applicators are available in 14 cm, 19 cm and 29 cm lengths, offering flexibility in selecting the appropriate length for the procedure. Additionally, an antenna transmits energy directly to the targeted tissue, eliminating the need for electrosurgical grounding pads, while the single, simple to place insertion applicator eliminates the need to deploy an active array.

Research & Development

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For fiscal 2013, 2012 and 2011, our research and development (“R&D”) expenditures were $26.3 million, $20.5 million and $21.4 million, respectively, and constituted 7.7%, 9.2% and 9.9%, respectively, of net sales. R&D expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property.

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

Our primary R&D facility is located in Marlborugh, MA in approximately 31,000 square feet of leased space.

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

Sales and Marketing

We focus our sales and marketing efforts on interventional radiologists, interventional cardiologists, vascular surgeons, urologists and interventional and surgical oncologists. There are more than 5,000 interventional radiologists, 5,000 interventional cardiologists, 2,000 vascular surgeons, 9,000 urologists and 2,000 interventional and surgical oncologists in the United States.

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

Raw materials and sub-assemblies used in the manufacture of our products are purchased from a large number of suppliers in diverse geographic locations. Changes in economic conditions and related risks in materials, particularly metals and plastic resins, can have a significant impact on access, availability and total cost of producing certain products. Fluctuations in margins may be experienced if these costs cannot be effectively mitigated through or captured in the price of the products.

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

Manufacturing Location	Approx. Sq. Ft.	Property Type
Glens Falls, NY	189,000	Owned
Queensbury, NY	129,000	Owned
Manchester, GA	60,000	Leased
Denmead, U.K.	7,500	Leased

Intellectual Property

As of May 31, 2013, we owned or had exclusive licenses to 180 U.S. utility patents, 110 pending U.S. utility applications, and 137 foreign issued and pending utility patents. We also own 50 U.S. registered trademarks and 38 common law trademarks. There are currently 42 registered international trademarks and 7 pending international trademarks.

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

Litigation

We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. While it is not possible to predict the outcome of patent litigation incidents to our business, we believe the costs associated with this type of litigation could have a material adverse impact on our consolidated results of operations, financial position, or cash flows. The medical device industry is also susceptible to significant product liability claims. These claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. In addition, product liability claims may be asserted against us in the future based on events we are not aware of at the present time. At any given time, we are involved in a number of product liability actions. For additional information, see both Item 3 of this report and Note N to the consolidated financial statements in this Annual Report on Form 10-K.

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

The 510(k) procedure is available only in particular circumstances. The 510(k) clearance procedure is available only if a manufacturer can establish that its device is “substantially equivalent” in intended use and in safety and effectiveness to a “predicate device,” which is a legally marketed device with 510(k) clearance in class I or II or grandfather status based upon commercial distribution on or before May 28, 1976. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The 510(k) clearance procedure generally takes from four to 12 months from the time of submission, but may take longer. In some cases, supporting clinical data may be required. The FDA may determine that a new or modified device is not substantially equivalent to a predicate device or may require that additional information, including clinical data, be submitted before a determination is made, either of which could significantly delay the introduction of new or modified device products. If a product does not satisfy the criteria of substantial equivalence, it is placed in class III and premarket approval is required prior to the introduction of that product into the market.

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

Historically, our products have been introduced into the market using the 510(k) procedure and we have never had to use the PMA procedure.

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

Employees

As of May 31, 2013, we had approximately 1,330 full time employees. None of our employees are represented by a labor union and we have never experienced a work stoppage.

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Joseph M. DeVivo	46	President and Chief Executive Officer
Mark T. Frost	50	Executive Vice President, Chief Financial Officer and Treasurer
George Bourne	53	Senior Vice President, Chief Technology & Operations Officer
Louis Mazzarese	67	Senior Vice President, Chief Regulatory Officer
Stephen J. McGill	52	Senior Vice President, General Manager—International
Alan F. Panzer	52	Senior Vice President, General Manager— US Sales
Richard A. Stark	48	Senior Vice President, Global Franchise, Oncology/Surgery
John Soto	48	Senior Vice President, Global Franchise, Peripheral Vascular
Matthew Kapusta	41	Senior Vice President, Business Development
Mark Stephens	45	Senior Vice President, Administration
Charles R. Greiner	46	Vice President, Global Franchise, Vascular Access

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

Mark T. Frost became our Executive Vice President and Chief Financial Officer in November 2012. Prior to AngioDynamics, Mr. Frost most recently served as Chief Financial Officer and Senior Vice President of Administration of Albany Molecular Research Inc. He also served five years as vice president of finance at Smith & Nephew Endoscopy, a global medical device division of Smith & Nephew, before joining AMRI. Mr. Frost also spent 14 years with General Electric where he last served as Chief Financial Officer of Groupe Sovac Auto Financial Services based in Paris, France. He earned a Bachelor of Arts in International Relations/Economics, graduating Cum Laude with Honors in Economics, from Colgate University in Hamilton, N.Y.

George Bourne became our Senior Vice President and Chief Technology Officer in May 2012 upon joining AngioDyanmics, and became our Chief Operations Officer in December 2012. Most recently, Mr. Bourne served as VP of R&D at Hologic. Previously, Mr. Bourne served as Senior Vice President of R&D and Clinical Affairs for Navilyst from its formation in early 2008 until November 2011. Prior to his tenure at Navilyst, Mr. Bourne spent 10 years at Boston Scientific as Vice President, R&D, of the Urology, Meditech and Oncology business units and then as Group Vice President, R&D, for the endosurgery business group. Mr. Bourne, who earned his Bachelor of Science in Biological Science and Master of Science in Plastics Engineering from the University of Lowell, in addition to his MBA from Rivier College in Nashua, N.H., also served in leadership positions at Baxter Healthcare, Allegiance Healthcare and C.R. Bard.

Louis J. Mazzarese joined AngioDynamics in October 2012 as our Senior Vice President and Chief Regulatory Officer. Mr. Mazzarese’s previous experience includes serving as Chief Regulatory Officer and Vice President, Corporate Regulatory Affairs for Edwards Lifesciences; Vice President of Regulatory and Clinical Affairs at Tyco Healthcare; and Vice President of Quality and Regulatory/Clinical Affairs at U.S. Surgical Corporation. Earlier in his career, he gained management experience at Pfizer-Shiley, Squibb Corporation, Ciba-Giegy, American McGaw and International Pharmaceutical Products. Additionally, Mr. Mazzarese, who has a B.S. and M.S. in chemistry from Wagner College in Staten Island, N.Y., is past President and Chairman of the Regulatory Affairs Professional Society and a co-founder of the Association of Disposable Device Manufacturers.

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

Alan Panzer joined AngioDynamics in September 2011 as Senior Vice President and General Manager of the Vascular Division and was promoted to his position of Senior Vice President, and General Manager – US Sales. Mr. Panzer resigned from AngioDynamics effective July 31, 2013. Mr. Panzer previously served as President & CEO of DeVilbiss Healthcare. Prior to DeVilbiss, Mr. Panzer was President of United States Surgical & Valleylab, now a business unit of Covidien. He also has served as a member of the Multiple Myeloma Research Foundation Board. Mr. Panzer earned his Bachelor of Science in Pharmacy from St. John’s University in New York.

Richard A. Stark is currently serving as Senior Vice President, Global Franchise, Oncology/Surgery. Mr. Stark began his career with the Company as a District Sales Manager with RITA Medical in 1999, which was acquired by AngioDynamics in 2007, and most recently served as AngioDynamics’ Vice President and General Manager of Sales and Marketing of the Oncology/Surgery Division. Prior to joining RITA, he spent several years in field sales roles at Woodside Biomedical and Arrow/Teleflex. He has a Bachelor’s in Psychology from California State University of Chico in Chico, California.

John Soto was appointed Senior Vice President, Global Franchise, Peripheral Vascular in September 2012. Most recently he was Senior Vice President of Smith & Nephew’s Global Hip Franchise. Mr. Soto is the former Senior Vice President of Global Sales for AngioDynamics — a role that he took on after the Company’s acquisition of RITA Medical Systems in 2007, where he had served as Executive Vice President of Global Sales and Vice President of International Operations. Prior to joining RITA, he gained leadership experience at Computer Motion, Tyco Healthcare and U.S. Surgical. Mr. Soto graduated from the British Royal Navy with a degree in electronic engineering and has a diploma in medical marketing from the University of California at Los Angeles, Calif.

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

Mark Stephens joined AngioDynamics in January 2013 as Senior Vice President, Administration. Prior to joining AngioDynamics, Mr. Stephens most recently led the global human resources organization for Smith and Nephew Orthopaedics. Before joining Smith and Nephew, Mr. Stephens held the position of Vice-President,

Human Resources, at Ingersoll Rand Corporation and served as Director of talent management with the Robert Bosch Corporation. He holds a MBA in Human Resources from Murray State University and a BS, Business administration with a concentration in Economics and finance from the University of Tennessee.

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

Our future financial results will depend in part on our ability to profitably manage our growth. Management will need to maintain existing customers and attract new customers, recruit, retain and effectively manage employees, as well as expand operations and integrate customer support and financial control systems. If integration-related expenses and capital expenditure requirements are greater than anticipated or if we are unable to manage our growth profitably after the acquisition, our financial results and the market price of our common stock may decline.

We have incurred significant indebtedness which imposes operating and financial restrictions on us which, together with our debt service obligations, could significantly limit our ability to execute our business strategy and increase the risk of default under our debt obligations.

We borrowed an aggregate of approximately $150 million (not including up to $50 million that is available under our revolving credit facility) in connection with the acquisition of Navilyst. The terms of our credit facilities require us to comply with certain financial maintenance covenants. In addition, the terms of our new indebtedness also include certain covenants restricting or limiting our ability to take certain actions.

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

Certain of the benefits we expect from the acquisition of Navilyst, including accretion through fiscal year 2016, cost savings (net of identified incremental costs and excluding transaction and associated one-time costs) of approximately $10 to $15 million by fiscal year 2015 and annual cash tax savings of $11.5 million, or $0.32 per share, each year from fiscal year 2013 through 2023, are based on projections and assumptions that are uncertain and subject to change. These projections and assumptions are based on preliminary information, which may prove to be inaccurate. There can be no assurance that we will realize the accretion per diluted share, the net reductions in costs and expenses from the acquisition or the tax benefits to the extent, or in the time frame, we anticipate. The market price of our common stock may decline if the estimates are not realized or we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated. If we do not generate sufficient taxable income to utilize the acquired NOL carryforward before expiration, we will lose the benefit associated with the NOL. There is the possibility that a future ownership change under IRC Section 382 could place a greater limitation on the use of the NOL, resulting in less NOL carryforward available for use.

Subject to certain limitations, the holders of the stock issued in connection with the Navilyst acquisition may sell our common stock, which could cause our stock price to decline.

The shares of our common stock issued following the completion of the acquisition of Navilyst are restricted, but the holders may sell the shares of our common stock under certain circumstances. At the closing of the Navilyst acquisition, we entered into the Stockholders Agreement with certain of the Navilyst stockholders, which granted them certain registration rights with respect to their shares of our common stock and imposed certain additional restrictions on their ability to transfer their shares of our common stock, including, among other things, a twelve (12) month prohibition on the transfer of the shares of our common stock issued in connection with the acquisition of Navilyst (other than transfers to certain permitted transferees). The twelve (12) month prohibition on the transfer of these shares expired on May 22, 2013 and in August 2013 we filed a Form S-3 registration statement with the Securities and Exchange Commission registering these shares for resale. The sale of a substantial number of our shares by such parties or our other stockholders within a short period of time could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

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

Our strategic initiatives, including acquisitions, may not produce the intended growth in revenue and operating income.

Our strategies include making significant investments to achieve revenue growth and margin improvement targets. During our fiscal year ended May 31, 2013 we completed the acquisition of Vortex Medical and certain assets of Microsulis Medical. If we do not achieve the expected benefits from these investments or otherwise fail to execute on our strategic initiatives, we may not achieve the growth improvement we are targeting and our results of operations may be adversely affected.

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

Economic instability could continue to adversely affect the company.

In recent years financial markets and the economies in the United States and internationally have been experiencing a period of upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. These conditions may continue and could worsen. As a result, the global economic environment may, among other things, create downward pressure on the pricing of our products, increase the sales cycle of certain products and slow the adoption of new technology, any of which could have an adverse effect on our business, financial position and results of operations.

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

In March 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was adopted and enacted into law. This legislation includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. We estimate that the excise tax will be approximately $4.1 million for our fiscal year ended May 31, 2014, which will increase our cost of doing business. The PPACA also reduces Medicare and Medicaid payments to hospitals and clinical laboratories, which could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. While the PPACA is intended to expand health insurance coverage to uninsured persons in the United States, other elements of this legislation, the impact of any overall increase in access to healthcare on sales of our products remains uncertain. In addition, the costs of compliance with the PPACA’s new reporting and disclosure requirements with regard to payments or other transfers of value made to healthcare providers may have a material, negative impact on our results of operations and our cash flows. Various healthcare reform proposals have also emerged at the state level. We cannot predict the exact effect newly enacted laws or any future legislation or regulation will have on us. However, the implementation of the PPACA, and new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially. In addition, the enacted excise tax may materially and adversely affect our operating expenses and results of operations.

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

We conduct our manufacturing and assembly at facilities in Queensbury, New York, Glens Falls, New York, Manchester, Georgia, and Denmead, England. It would be difficult, expensive and time-consuming to transfer resources from one facility to the other, replace, or repair these facilities and our manufacturing equipment if they were significantly affected by a disaster. Additionally, we might be forced to rely on third-party manufacturers or to delay production of our products. Insurance for damage to our properties and the disruption of our business from disasters may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, if one of our principal suppliers were to experience a similar disaster, uninsured loss or under-insured loss, we might not be able to obtain adequate alternative sources of supplies or products or could face significant delays and incur substantial expense in doing so. Any significant uninsured loss, prolonged or repeated disruption, or inability to operate experienced by us or any of our principal suppliers could cause significant harm to our business, financial condition and results of operations.

Our future operating results are difficult to predict and may vary significantly from quarter to quarter, which may adversely affect the price of our common stock.

The ongoing introduction of new products and services that affect our overall product mix make the prediction of future operating results difficult. You should not rely on our past revenue growth as any indication of future growth rates or operating results. The price of our common stock will likely fall in the event that our operating results do not meet the expectations of analysts and investors. Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

•	the level of sales of our products and services in our markets;

•	our ability to introduce new products or services and enhancements in a timely manner;

•	the demand for and acceptance of our products and services;

•	the success of our competition and the introduction of alternative products or services;

•	our ability to command favorable pricing for our products and services;

•	the growth of the market for our devices and services;

•	the expansion and rate of success of our direct sales force in the United States and internationally and our independent distributors internationally;

•	actions relating to ongoing FDA compliance;

•	the effect of intellectual property disputes;

•	the size and timing of orders from independent distributors or customers;

•	the attraction and retention of key personnel, particularly in sales and marketing, regulatory, manufacturing and research and development;

•	unanticipated delays or an inability to control costs;

•	general economic conditions as well as those specific to our customers and markets; and

•	seasonal fluctuations in revenue due to the elective nature of some procedures.

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

A significant portion of our assets consists of goodwill and intangible assets, the carrying value of which may be reduced if we determine that those assets are impaired. At May 31, 2013, goodwill and intangible assets represented approximately $570 million, or approximately 72% of our total assets.

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

We review our single reporting unit for potential goodwill impairment in the third fiscal quarter of each year as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in December 2012 indicated no goodwill impairments.

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

We lease an engineering facility of approximately 31,000 square feet in Marlboro, Massachusetts acquired as part of the Navilyst transaction. We also lease additional properties including a manufacturing facility of approximately 60,000 square feet located in Manchester, Georgia which also includes office space, 14,500 square feet of office space in Fremont, California, 7,800 square feet of sales and administrative offices in the Netherlands, 7,500 square feet of office and manufacturing in the United Kingdom and 1,600 square feet of sales office space in Hamburg, Germany. In addition, we have sales offices in Hong Kong and Sydney, Australia.

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

Cardinal Health v. Navilyst Medical, Inc.

On December 21, 2011, Cardinal Health Canada 204, Inc. (Cardinal Health) filed a demand for arbitration pursuant to the terms of the International Distributorship Agreement entered into as of November 1, 2008 between Navilyst and Cardinal Health. Cardinal Health claims that it is entitled to damages based on Navilyst’s decision to terminate the International Distributorship Agreement. The parties have entered into a written stipulation to stay the proceedings in this matter pending the outcome of a related litigation brought by Cardinal health against three of our current and former employees (all of whom are former employees of Cardinal Health) in the Ontario Superior Court of Justice (Cardinal Health Canada, Inc. vs. Alexander, Sohi & Campbell, Superior Court of Justice, Ontario, Canada, No. CV-11-440418 (the Ontario Litigation). If this matter proceeds following the stay, we intend to deny the allegations contained in the demand for arbitration and to advance counterclaims against Cardinal Health. Navilyst entered into a joint defense agreement with the defendants in the Ontario Litigation, pursuant to which Navilyst agreed, subject to certain conditions, to indemnify the defendants for all legal fees relating to the Ontario Litigation as well as any damages or cost awards arising out of the Ontario Litigation. While we intend to vigorously defend against these actions, each of these cases is in the preliminary stages and, as a result, the ultimate outcome of these cases and their potential financial impact are not determinable at this time.

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

The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by The NASDAQ Stock Market.

	Sale Price
	High	Low
Year ended May 31, 2013
Fourth Quarter	$12.62	$9.52
Third Quarter	$12.59	$10.27
Second Quarter	$12.91	$10.00
First Quarter	$12.55	$10.34

	Sale Price
	High	Low
Year ended May 31, 2012
Fourth Quarter	$13.21	$11.35
Third Quarter	$15.39	$12.05
Second Quarter	$16.39	$12.60
First Quarter	$16.00	$12.91

As of July 31, 2013, there were 283 record holders of our common stock.

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

Performance Graph

The graph below matches AngioDynamics, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the RDG SmallCap Medical Devices index, and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 5/31/2008 to 5/31/2013. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

*	$100 invested on 5/31/08 in stock or index, including reinvestment of dividends.

	ANGO	NASDAQ Composite	NASDAQ Medical Equipment	RDG SmallCap Medical Devices
5/31/08	100.00	100.00	100.00	100.00
8/31/08	106.07	92.15	98.69	104.11
11/30/08	77.02	60.62	58.47	72.16
2/28/09	76.63	54.87	47.71	57.56
5/31/09	79.21	70.23	60.94	69.34
8/31/09	83.60	80.20	74.78	82.27
11/30/09	100.39	85.76	79.03	81.73
2/28/10	104.97	89.07	90.53	92.96
5/31/10	95.35	89.88	87.58	92.68
8/31/10	98.26	85.05	77.17	85.55
11/30/10	90.19	100.65	84.60	91.71
2/28/11	108.59	112.58	100.75	107.58
5/31/11	101.36	115.07	109.22	119.15
8/31/11	92.96	105.21	98.36	102.99
11/30/11	97.61	107.20	100.96	99.74
2/29/12	84.05	121.08	113.81	108.41
5/31/12	77.73	115.70	109.32	103.32
8/31/12	73.85	126.06	112.15	108.96
11/30/12	68.04	124.30	114.05	105.48
2/28/13	79.99	131.05	116.46	110.98
5/31/13	70.24	143.89	119.77	122.90

Item 6.	Selected Consolidated Financial Data

You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the fiscal years ended May 31, 2013, May 31, 2012, and May 31, 2011, and the consolidated balance sheet data as of May 31, 2013 and May 31, 2012, are derived from the audited consolidated financial statements that are included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the fiscal years ended May 31, 2010 and May 31, 2009, and the consolidated balance sheet data as of May 31, 2011, May 31, 2010 and May 31, 2009, are derived from our audited consolidated financial statements not included in this annual report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note A of “Notes to Consolidated Financial Statements” for a description of the method that we used to compute our historical basic and diluted net income per share attributable to common stockholders.

	Year ended
	(Amounts in thousands, except per share information)
	May 31, 2013 (b) (c)	May 31, 2012 (b) (f) (g)	May 31, 2011 (b) (e)	May 31, 2010 (b)	May 31, 2009 (b) (d)
Consolidated Statements of Operations Data:
Net sales	$342,026	$221,787	$215,750	$216,035	$195,054
Cost of sales	173,037	95,829	90,047	89,066	74,989

Gross profit	168,989	125,958	125,703	126,969	120,065

Operating expenses
Research and development	26,319	20,511	21,373	19,275	17,914
Sales and marketing	76,121	64,505	58,123	60,923	57,797
General and administrative	26,127	18,334	17,828	16,437	19,124
Amortization of intangibles	16,345	9,406	9,234	9,463	9,126
Change in fair value of contingent consideration	1,583	—	—	—	—
Acquisition, restructuring and other items, net	13,800	16,164	7,182	—	—
Medical device excise tax	1,600	—	—	—	—

Total operating expenses	161,895	128,920	113,740	106,098	103,961

Operating income (loss)	7,094	(2,962)	11,963	20,871	16,104

Other (expenses) income
Interest income	103	1,090	737	713	1,559
Interest expense	(5,271)	(508)	(499)	(672)	(731)
Other (expenses) income	(2,569)	(2,902)	(1,503)	(1,293)	(1,780)

Total other (expenses) income, net	(7,737)	(2,320)	(1,265)	(1,252)	(952)

(Loss) income before income tax provision	(643)	(5,282)	10,698	19,619	15,152
Income tax (benefit) provision	(31)	(188)	2,581	7,307	5,220

Net (loss) income	$(612)	$(5,094)	$8,117	$12,312	$9,932

(Loss) earnings per share
Basic	$(0.02)	$(0.20)	$0.33	$0.50	$0.41

Diluted	$(0.02)	$(0.20)	$0.32	$0.50	$0.41

Weighted average number of shares used in per share calculation:
Basic	34,817,279	25,382,293	24,870,005	24,580,483	24,363,234

Diluted	34,817,279	25,382,293	25,132,763	24,786,841	24,512,670

	As of
	May 31, 2013	May 31, 2012	May 31, 2011	May 31, 2010	May 31, 2009
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (a)	$23,955	$40,078	$131,542	$100,074	$68,187
Working capital	78,079	103,816	168,798	145,334	118,899
Total assets	791,584	721,769	437,421	423,925	408,703
Non-current liabilities	135,000	142,500	6,275	6,550	6,810
Retained earnings	29,563	30,175	35,269	27,152	14,840
Total stockholders’ equity	526,830	523,520	405,639	391,349	372,194

(a)	Cash, cash equivalents and marketable securities include auction-rate investments of $1,850,000 at May 31, 2013, May 31, 2012, May 31, 2011, May 31, 2010, and May 31, 2009, and escrow receivable of $2,500,000 at May 31, 2012.

(b)	Fiscal years 2013, 2012, 2011, 2010 and 2009 included the impact of stock based compensation expense from our adoption of authoritative guidance for share based payment awards and the impact on operating income was approximately $4.6 million, $4.1 million, $ 4.6 million, $4.9 million and $5.8 million, respectively. The impact on net income was approximately $3.0 million or $0.09 per basic and diluted share for fiscal 2013, $2.7 million or $0.11 per basic and diluted share for fiscal 2012, $2.9 million or $0.12 per basic and diluted share for fiscal 2011, $3.1 million or $0.13 per basic and diluted share for fiscal 2010 and $3.7 million or $0.15 per basic and diluted share for fiscal 2009. See Notes A and M to the Consolidated Financial Statements for additional information.

(c)	The fiscal 2013 results included, in “Acquisition, restructuring and other items, net”, $7.6 million in transaction and related costs of the Navilyst and Mircrosulis acquisitions, $2.5 million in costs associated with the closure of the Cambridge, UK facility, $1.6 million in impairment costs associated with the discontinuance of a product offering and $1.4 million in litigation costs.

(d)	To conform to the fiscal 2010 presentation, fiscal 2009 results included reclassifications made to include strategic business unit management in marketing costs. The reclassifications resulted in an increase in marketing costs and a decrease in general and administrative costs of $1 million in fiscal 2009.

(e)	The fiscal 2011 results included, in “Acquisition, restructuring and other items, net”, $7.2 million of impairment charges related to our decision to not continue development of the Medron Lightport technology, the write down of Centros prepaid royalties due to lower than anticipated sales and executive transition costs.

(f)	The fiscal 2012 results included, in “Acquisition, restructuring and other items, net”, $11.2 million in cost related to the Navilyst acquisition, $2.3 million in CEO and executive transition costs, $1.8 million in costs associated with closing the UK facility, $604 thousand related to the Microsulis strategic partnership, $465 thousand in costs related to patent litigation, partially offset by $201 thousand from the sale of the Centros product line.

(g)	In addition to the costs related to the Navilyst acquisition defined in the preceding note, our balance sheet as of May 31, 2012 was impacted by the acquisition which was financed through the issuance of approximately 9.5 million shares of our common stock, $150 million in debt financing and $97 million in cash. Additionally, at May 31, 2012, we had $2.5 million in escrow receivable and $2.4 million in net deferred financing costs, recorded as a component of other assets, on our balance sheet. See Note A to the Consolidated Financial Statements for additional details of assets acquired and liabilities assumed at the date of acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

For the past five fiscal years, over 95% of our net sales were from single-use, disposable products.

The following table sets forth our aggregate net sales from the following product categories for our last three fiscal years ending May 31,:

	2013		2012		2011
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Peripheral Vascular	$188,181	55%	$95,200	43%	$86,992	40%
Access	106,690	31%	63,857	29%	62,530	29%

Vascular	294,871	86%	159,057	72%	149,522	69%
Oncology/Surgery	47,155	14%	62,730	28%	66,228	31%

Total	$342,026	100%	$221,787	100%	$215,750	100%

We sell our products in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. For fiscal years 2013, 2012 and 2011, net sales outside the U.S. were 20%, 15% and 12%, respectively.

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For fiscal 2013, 2012 and 2011, our research and development (“R&D”) expenditures were $26.3 million, $20.5 million and $21.4 million, respectively, and constituted 7.7%, 9.2% and 9.9%, respectively, of net sales. R&D expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property.

We are also seeking to grow through selective acquisitions of complementary businesses and technologies. In January 2007, we completed the acquisition of RITA Medical Systems, Inc., or RITA, which established our position, we believe, as the only company focused on minimally-invasive treatments for cancer patients with an emphasis on the growing segment of interventional oncology. The acquisition created a diversified medical technology company with a broad line of access, diagnostic and therapeutic products that enable interventional physicians and surgeons to treat vascular disease and cancerous tumors. Interventional oncology continues to be a large and growing market. In addition, in May 2008 we acquired the Nanoknife ablation system which is complementary to our diverse offering of local oncology therapies, including market-leading RFA systems and Habib Sealer resection devices. In June 2008, we completed the acquisition of certain U.S. and U.K. assets of Diomed, Inc. With this acquisition, we substantially strengthened our position in the market for the treatment of varicose veins. The combination of endovenous laser products with our existing venous product line provides us with a comprehensive venous product offering. In May 2012, we completed the acquisition of Navilyst, providing us with entry into the fluid management business with a market leading product line and significantly enhancing our presence in the vascular access market. On October 15, 2012, we acquired all the outstanding capital stock of Vortex Medical, Inc., a privately-held company focused on the development and commercialization of medical devices for venous drainage and the removal of thrombus, or blood clots, from occluded blood vessels. On March 22, 2012, we established a strategic relationship with, and on February 1, 2013, we completed the acquisition of certain assets of, Microsulis Medical Ltd., a U.K. based company specializing in minimally-invasive microwave ablation technology.

Except to the extent we can further use our cash on hand, revolver capacity or equity securities as acquisition capital, we will require additional equity or debt financing to fund any future significant acquisitions.

For fiscal 2013, approximately 15% of our product sales were derived from products manufactured for us by third parties, compared with 27% for fiscal 2012, and 32% for fiscal 2011. The percentage decrease in fiscal 2013 was due to the increase in revenue from Navilyst products combined with decreased sales of LC Beads, a product which we ceased distributing on December 31, 2011. The decrease in fiscal 2012 was primarily attributable to the aforementioned decreased sales of LC Beads. We intend to manufacture more products in-house to lower product costs and increase profitability.

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

On February 1, 2013, we completed the acquisition of certain assets of Microsulis, which we have accounted for as a business combination, for cash payments at closing totaling $10.0 million, subject to a working capital adjustment, a $5.0 million payment due on December 31, 2013 and potential additional cash consideration payable upon performance over the next nine years. We also assumed $1.6 million of liabilities.

The total estimated purchase consideration of $33.6 million included the initial investment of $5.0 million, closing payments totaling $10.5 million, a $5.0 million payment due on December 31, 2013 and the estimated fair value of contingent consideration (Earn out) of $13.2 million. The estimated fair value of contingent consideration is based on projected net sales over the nine year period following the closing of the acquisition. The amount of the Earn out consideration that could be paid on net sales is not limited.

The estimated purchase consideration exceeded the fair value of the acquired net assets by $19.3 million and was recorded as goodwill. Goodwill is deductible for tax purposes. Core technologies are being amortized over their estimated useful lives ranging from 10 to 15 years. During the fiscal year ended May 31, 2013, we incurred acquisition related costs of $312 thousand, which were expensed to “Acquisition, restructuring and other items, net” in the statement of operations. We have not finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date becomes available.

Acquisition of Vortex Medical Inc.

On October 15, 2012, we acquired all the outstanding capital stock of Vortex Medical, Inc., a privately-held company focused on the development and commercialization of medical devices for venous drainage and the removal of thrombus, or blood clots, from occluded blood vessels. Vortex’s principal product is the AngioVac ® system, which includes the AngioVac Cannula and Circuit. The AngioVac Cannula has a proprietary balloon-

actuated, expandable, funnel-shaped distal tip that enhances flow, prevents clogging of the cannula and facilitates en bloc, or whole removal of undesirable intravascular material. Both the AngioVac Cannula and Circuit are FDA-cleared for use during extracorporeal bypass for up to 6 hours. An application for CE Mark approval has been filed.

The total estimated purchase consideration of $75.3 million included an upfront payment of $15.1 million and the estimated fair value of contingent (Earn out) consideration of $60.3 million, $40 million of which is guaranteed. The estimated fair value of contingent consideration is based on projected AngioVac net sales in the ten year period following the closing. The amount of the Earn out consideration that could be paid on AngioVac net sales is not limited.

The estimated purchase consideration exceeded the fair value of the acquired net assets by $29.5 million and was recorded as goodwill. Goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 15 years as revenues are earned from the sales of related products. During the fiscal year ended May 31, 2013, we incurred acquisition related costs of $645 thousand, which were expensed to “Acquisition, restructuring and other items, net” in the statement of operations. We have not finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date becomes available.

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

The fiscal year ended May 31, 2013 and 2012, included $7.3 million and $11.2 million, respectively, in transaction and severance costs related to the Navilyst acquisition. These costs are included in “Acquisition, restructuring and other items, net” in the statement of operations. Investment funds affiliated with Avista Capital Partners, former owners of Navilyst, received approximately 9.5 million shares of our common stock and, as of May 31, 2013, held approximately 27% of our outstanding shares. Investment funds affiliated with Avista Capital Partners entered into a stockholders agreement with us as part of the transaction and also appointed two additional directors to our existing Board of Directors.

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

Goodwill recorded as a result of the acquisition was $144.7 million. Intangible assets acquired, other than goodwill, totaled approximately $107.1 million, of which $49.4 million has been identified as customer relationships (15-year weighted average useful life), $32.5 million of trademarks (of which $28.6 million has been determined to have an indefinite useful life and the remaining $3.9 million has a 7 year weighted average useful life), $15.1 million of in-process research and development (indefinite useful life until completed) and $10.1 million of technology (6-year weighted average useful life).

The IPR&D assets, which were accounted for as indefinite-lived assets at the time of acquisition, represent the development of a biomedical polymer additive for use in PICC and other vascular access product lines and a power injectable port which are valued at $12.1 million and $3.0 million, respectively. The biomedical polymer additive product recently received regulatory approval and the product was released in the United States in October 2012 and is being amortized over a 10 year useful life. The power injectable port is expected to be released in the United States in fiscal 2014, subject to regulatory approvals. The fair value of these intangible assets was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate.

Discontinuance of Benephit Product Offering

During the third fiscal quarter of 2013, we made the decision to discontinue our Benephit product offering. Accordingly, we recorded $1.6 million of expenses during the year ended May 31, 2013. These costs are included in “Acquisition, restructuring and other items, net” in the statement of operations.

Closure of UK facility

During the first fiscal quarter of 2012, we made the decision to close our Cambridge, UK facility and transfer the production of lasers to our Queensbury, NY facility. We completed the transfer in January 2013. The total cost of this project was approximately $4.3 million. The statement of operations for the year ended May 31, 2013 included charges of $2.5 million for costs incurred associated with this closure and included $1.8 million for fiscal 2012. The charge is included in “Acquisition, restructuring and other items, net” in the statement of operations.

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

In December 2011, we initiated a comprehensive Quality Call to Action Program to review and augment our Quality Management Systems at our Queensbury facility. To accelerate implementation of the program, we engaged a team of external regulatory and quality experts and reallocated a significant number of engineering and product development resources to support this corporate initiative. From inception of the Quality Call to Action Program through fiscal 2013, we have incurred $3.2 million in direct costs associated with the program.

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

In June 2013, we received approval from FDA to conduct a clinical trial to study the use of the NanoKnife in the treatment of focal prostate cancer. We are moving forward with institutional review board (IRB) submissions and anticipate commencing patient enrollment during our second quarter of fiscal 2014, which ends November 30, 2013.

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

Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for sales returns and doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we identify. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that the same credit loss rates will be experienced in the future. We write off accounts receivable when they are determined to be uncollectible. For fiscal years 2013, 2012 and 2011, our write offs of accounts receivable have been insignificant.

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of operations. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. As of May 31, 2013, our valuation allowance and net deferred tax asset were approximately $0.7 million and $17.6 million, respectively. We have a total of $166.5 million of Federal net operating loss carryforwards and $181.9 million of state net operating loss carryforwards remaining from acquisitions. These losses could be significantly limited under Internal Revenue Code (“IRC”) Section 382. Our analysis of acquisitions’ ownership changes as defined in IRC Section 382 shows that approximately $31.1 million of remaining Federal net operating losses and $27.2 million of remaining state net operating losses will expire prior to utilization. The gross deferred tax asset related to the net operating losses reflects this limitation.

In order to ensure the realizability of our deferred tax assets, we need to generate $9.2 million of taxable income for the next ten years and then $5.4 million of taxable income for the final eight years of the remaining eighteen year carryforward period. If we are unable to meet these minimum taxable levels, the deferred tax assets may still be utilized in future years if we can make up previous year taxable income short falls prior to the expiration of the net operating loss carryforwards. We have determined that we have sufficient existing levels of pre-tax earnings to generate sufficient taxable income to realize the net deferred tax assets recorded on our balance sheets.

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

Our Federal net operating loss carryforwards as of May 31, 2013, after considering IRC Section 382 limitations, are $135.4 million. The expiration of the Federal net operating loss carryforwards are as follows: $20.8 million between 2017 and 2021, $9.9 million between 2022 and 2023 and $104.7 million between 2017 and 2031.

Our state net operating loss carryforwards as of May 31, 2013 after considering remaining IRC Section 382 limitations are $154.7 million which expire in various years from 2027 to 2031.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. The Internal Revenue Service (“IRS”) completed an examination of our Federal income tax returns for fiscal years 2006 and 2007 in February 2009 which did not result in a material impact on our results of operations or financial position. During fiscal year 2012, New York State completed an examination of our New York State Franchise Tax returns for fiscal years 2005 to 2008. In relation to this examination, income tax expense in fiscal 2011 includes an out-of-period benefit of $300,000 to correct an error that originated in prior years related to certain state tax credits. Additionally, as a result of the audit, we were able to claim state tax credits of $210,000 that are recorded in fiscal year 2012. Fiscal years 2010 through 2013 remain open to examination by the various tax authorities. New York State is currently auditing Navilyst’s franchise tax filings for 2009 through 2011, we do not anticipate any material adjustments will result. We analyzed filing positions in all of the Federal and state jurisdictions where we are required to file income taxes, as well as all open tax years in these jurisdictions and believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments will result in a material adverse effect on our financial condition, results of operations or cash flows.

We do not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

Inventories

Inventories are stated at the lower of cost (at standard cost which approximates the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history, and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. In conjunction with the Navilyst acquisition, the acquired inventory was stepped up to its net realizable value and was expensed in cost of goods sold in the statement of operations based on inventory turns.

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

Goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather, are tested for impairment annually or more frequently if impairment indicators arise. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition. We have one intangible asset which has been assigned an indefinite life, the NAMIC trademark that was recently acquired as part of our acquisition of Navilyst, and is valued at $28.6 million.

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

For fiscal 2013, stock based compensation was $4.6 million pre-tax ($3.0 million after tax). For fiscal 2012, stock based compensation was $4.1 million pre-tax ($2.7 million after tax). For fiscal 2011, stock based compensation was $4.6 million pre-tax ($2.9 million after tax).

Under the provisions of the guidance adopted, we expect to recognize the following future expense for awards granted prior to May 31, 2013 ($ in thousands):

	Unrecognized Compensation Cost	Weighted- Average Remaining Vesting Period (in years)
Stock options	$4,596	2.39
Non-vested stock awards	$4,091	2.54

	$8,687	2.45

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

For the fiscal years ended May 31, 2013, May 31, 2012 and May 31, 2011, we used the Black-Scholes option-pricing model (“Black-Scholes”) as our method of valuation and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share based payment awards on the date of the grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and a risk-free interest rate. The risk-free interest rate is based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.

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

Results of Operations

Our operating results for fiscal 2013, 2012 and 2011 are expressed as a percentage of total net sales in the following table.

	Years ended
	May 31, 2013	May 31, 2012	May 31, 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	50.6%	43.2%	41.7%

Gross profit	49.4%	56.8%	58.3%

Operating expenses
Research and development	7.7%	9.2%	9.9%
Sales and marketing	22.3%	29.1%	26.9%
General and administrative	7.6%	8.3%	8.3%
Amortization of intangibles	4.8%	4.2%	4.3%
Change is fair value of contingent consideration	0.5%	0.0%	0.0%
Acquisition, restructuring and other items, net	4.0%	7.3%	3.3%
Medical device excise tax	0.5%	0.0%	0.0%

Total operating expenses	47.3%	58.1%	52.7%

Operating income (loss)	2.1%	(1.3%)	5.5%

Other (expenses) income
Interest income	0.0%	0.5%	0.3%
Interest expense	(1.5%)	(0.2%)	(0.2%)
Other expense	(0.8%)	(1.3%)	(0.7%)

Total other (expenses) income, net	(2.3%)	(1.0%)	(0.6%)

(Loss) income before income tax provision	(0.2%)	(2.4%)	5.0%
Income tax (benefit) provision	(0.0%)	(0.1%)	1.2%

Net (loss) income	(0.2%)	(2.3%)	3.8%

For fiscal 2013, we reported a net loss of $0.6 million, or ($0.02) loss per basic and diluted common share, on net sales of $342.0 million compared with the fiscal 2012 results of a net loss of $5.1 million, or ($0. 20) loss per basic and diluted common share, on net sales of $221.8 million. The fiscal 2011 results reported net income of $8.1 million, or $0.32 per diluted common share, on net sales of $215.8 million. The fiscal 2013 results included $7.6 million in acquisition costs, $2.5 million in costs associated with the closure of the Cambridge, UK facility, $1.6 million in impairment costs associated with a discontinuance of a product offering and $1.4 million in litigation costs. The fiscal 2012 results included acquisition costs of $11.8 million, $2.3 million in CEO and executive transition costs, and $1.8 million related to the pending closure of the UK facility. The fiscal 2011 results included $7.2 million of impairment charges related to our decision to not continue development of the Medron Lightport technology and the write down of Centros prepaid royalties due to lower than anticipated sales.

Gross profit was 49.4% in fiscal 2013, 56.8% in fiscal 2012 and 58.3% in fiscal 2011. Fiscal 2013 gross margin was reduced by $3.8 million of acquired inventory basis step-up related to our recent acquisition activity and approximately $0.9 million relating to our Quality Call to Action program. Fiscal 2012 gross margin was reduced by approximately $2.8 million in product recall costs and approximately $2.3 million in costs relating to the Quality Call to Action program.

For 2012 and 2011, we were able to use net operating losses (“NOLs”) accumulated by acquired companies to offset the amount of cash we paid for Federal and state income taxes. The cash benefit amounted to approximately $1.1 million and $3.2 million for the years ended May 31, 2012 and May 31, 2011. We did not use net operating losses in 2013. Under purchase accounting rules, the use of acquired NOLs is accounted for in deferred tax assets; therefore, the related cash tax savings is not reflected in our provision for income taxes in the statements of operations.

Fiscal years ended May 31, 2013 and May 31, 2012

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and estimated sales returns and allowances. Net sales for fiscal 2013 of $342.0 million, increased 54% over fiscal 2012 sales of $221.8 million. This increase was primarily attributable to sales of products acquired in the Navilyst acquisition and microwave products, partially offset by the absence of LC Beads sales following the end of distribution rights on December 31, 2011. LC Bead sales were $21.3 million during fiscal 2012.

From a product line perspective, Peripheral Vascular sales increased $93.0 million or 98% from the prior year period to $188.2 million. This increase was primarily attributable to sales of Navilyst fluid management products. Vascular Access sales were $106.7 million, an increase of $42.8 million or 67% from the prior year period. This increase is attributable to sales of Navilyst PICCs and port products. Oncology/Surgery sales were $47.2 million, a decrease of 25% from the prior year. The decrease was primarily attributed to the decrease in LC Beads sales described earlier, partially offset by increased Nanoknife and Microwave product sales. Nanoknife sales totaled $12.8 million in fiscal 2013 and $11.6 million in fiscal 2012.

From a geographic perspective, U.S. sales increased 46% to $274.8 million in fiscal 2013 compared to $188.2 million in fiscal 2012, despite the cessation of the distribution of LC Beads in December 2011. The addition of product revenue from the Navilyst acquisition was the primary driver of the increase. International sales were $ 67.2 million in fiscal 2013, double the $33.6 million of reported sales in fiscal 2012. Products acquired in the Navilyst acquisition were responsible for the majority of the increase along with Microwave product sales.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales was 49.4% in fiscal 2013 compared with 56.8% in fiscal 2012. The decrease in gross profit percentage in fiscal 2013 was primarily attributable to $3.8 million in costs for step-up in inventory associated with the Navilyst acquisition and a full year inclusions of the Navilyst products which yield lower gross profit.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. R&D expenses increased by $5.8 million, or 28%, to $26.3 million in fiscal 2013 compared to the prior year. The increase is primarily due to increased R&D personnel and projects following the Navilyst acquisition. As a percentage of net sales, R&D expenses were 7.7% for fiscal 2013, compared to 9.2% for fiscal 2012.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and samples. S&M expenses increased $11.6 million or 18% to $76.1 million in fiscal 2013 compared to $64.5 million in fiscal 2012. This increase is primarily due to the addition of Navilyst sales and marketing personnel and increased International sales expenses as we continue to expand our International business. As a percentage of net sales, S&M expenses were 22.3% for fiscal 2013 compared to 29.1% for fiscal 2012.

General and administrative expenses. General and administrative (“G&A”) expenses includes the cost of executive management, finance, accounting, legal, human resources and information technology and the administrative and professional costs associated with those activities. G&A expenses increased $7.8 million, or

43%, to $26.1 million in fiscal 2013 compared to $18.3 million in fiscal 2012 primarily due to the addition of Navilyst personnel. G&A expenses decreased to 7.6% of net sales in fiscal 2013 compared to 8.3% of net sales in fiscal 2012.

Amortization of intangibles. Amortization of intangibles was $16.3 million in fiscal 2013 compared to $9.4 million in fiscal 2012. The $6.9 million increase was primarily related to amortization of intangibles acquired in the Navilyst acquisition.

Change in fair value of contingent consideration. The fiscal 2013 results include expense of $1.6 million related to the change in fair value of the contingent consideration associated with the Vortex and Microsulis acquisitions. There were no similar contingent consideration arrangements in the prior year period.

Acquisition, restructuring and other items, net. Acquisition, restructuring and other items, net totaled $13.8 million in fiscal 2013 and primarily includes $7.6 million in transaction and related costs of the Navilyst and Microsulis acquisitions, $2.5 million in costs associated with the closure of the Cambridge, UK facility, $1.6 million in impairment costs associated with a discontinuance of a product offering and $1.4 million in litigation costs. The fiscal 2012 results included $16.2 million in costs chiefly comprised of $11.8 million in transaction and related costs of the Navilyst acquisition and Microsulis strategic relationship, $2.3 million in costs for CEO and executive transition costs and $1.8 million in costs associated with the decision to close our UK facility.

Medical device excise tax. Fiscal 2013 included $1.6 million of expense attributed to the Medical Device Excise Tax enacted into law effective January 1, 2013.

Operating income (loss). We reported operating income of $7.1 million for fiscal 2013 compared to an operating loss of $3.0 million for fiscal 2012.

Other income (expenses). Other income and expenses for fiscal 2013 was $7.7 million of net expense, or 2.3% of net sales compared to fiscal 2012 results of $2.3 million of net expense, or 1.0% of net sales. The incremental expense is primarily due to interest on the debt incurred to finance the Navilyst acquisition.

Income tax (benefit) provision. Our effective tax rate was 5% for fiscal 2013 compared with 4% for the prior year. The current year rate reflects the impact of non-deductible costs related to the acquisition of Vortex, non-deductible interest expense related to contingent payments, the utilization of fully reserved capital losses, increased non-US income, the retroactive renewal of the previously expired R&D tax credit, the elimination of the Domestic Production Activities Deduction caused by reduced taxable income and the larger impact of non-deductible expenses also caused by the reduced taxable income in fiscal 2013. The prior year rate reflects the impact of non-deductible costs related to the acquisition of Navilyst, the December 31, 2011 expiration of the R&D tax credit, the reduction in the Domestic Production Activities Deduction caused by reduced taxable income and the larger impact of non-deductible expenses also caused by the reduced taxable income in fiscal 2012.

During the fiscal third quarter of 2013, The American Taxpayer Relief Act of 2012 was enacted and retroactively extended the research credit from January 1, 2012 to December 31, 2013. This legislation led to a prior period tax benefit in fiscal 2013 of $73,000 for the research credit generated from January 1, 2012 to May 31, 2012.

Net (loss) income. For fiscal 2013, we reported net loss of $0.6 million compared to a net loss of $5.1 million in the prior year.

Fiscal years ended May 31, 2012 and May 31, 2011

Net sales. Net sales for fiscal 2012 of $221.8 million, increased 3% over fiscal 2011 sales of $215.8. The Navilyst acquisition contributed $4.8 million in sales for the ten day period ending May 31, 2012 and LC Beads sales decreased by $7.0 million as a result of the ending distribution of the product on December 31, 2011.

From a product line perspective, Peripheral Vascular sales in fiscal 2012 were $95.2 million, an increase of $8.2 million or 9% from the prior year period. The increase was primarily due to Venacure EVLT products, reflecting strong demand for procedure kits and the recently introduced 1470 laser. Vascular Access sales increased $1.3 million or 2% to $63.9 million in fiscal 2012 primarily due to increased sales of Smart port products. Products from the Navilyst acquisition for the ten day period ending May 31, 2012 also added to the increase in both Peripheral Vascular and Vascular Access product line sales for fiscal 2012. Oncology/Surgery sales were $62.7 million, a decrease of 5% from the prior year. The decrease was primarily attributed to the decrease in LC Beads sales described earlier. Nanoknife sales totaled $11.6 million in fiscal 2012 and $7.3 million in fiscal 2011.

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

Acquisition, restructuring and other items, net. Acquisition and other items, net totaled $16.2 million in fiscal 2012 and primarily includes $11.8 million in transaction and related costs of the Navilyst acquisition and Microsulis strategic relationship, $2.3 million in costs for CEO and executive transition costs and $1.8 million in costs associated with the decision to close our UK facility. The fiscal 2011 results included, in this line item, a total of $7.2 million in costs, primarily comprised of $6.4 million of impairment charges related to our decision to not continue development of the Medron Lightport technology and the write down of Centros prepaid royalties due to lower than anticipated sales.

Operating income (loss). We reported an operating loss of $3.0 million for fiscal 2012 compared to operating income of $12.0 million for fiscal 2011.

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

Income tax (benefit) provision. Our effective tax rate was 4% for fiscal 2012 compared with 24% for the prior year. The current year rate reflects the impact of non-deductible costs related to the acquisition of Navilyst, the December 31, 2011 expiration of the R&D tax credit, the reduction in the Domestic Production Activities Deduction caused by reduced taxable income and the larger impact of non-deductible expenses also caused by the reduced taxable income in fiscal 2012. The prior year rate reflects the benefit of the retroactive renewal of the R&D tax credit that expired in December 2009, state tax credits and an increase in the Domestic Production Activities Deduction.

During the fiscal third quarter of 2011, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted and retroactively extended the research credit from January 1, 2010 to December 31, 2011. This legislation led to a prior period tax benefit in fiscal 2011 of $161,000 for the research credit generated from January 1, 2010 to May 31, 2010.

Net (loss) income. For fiscal 2012, we reported net loss of $5.1 million compared to net income of $8.1 million in the prior year.

Liquidity and Capital Resources

Summary of cash flows (in thousands):

	May 31, 2013	May 31, 2012	May 31, 2011
	(in thousands)
Cash provided by (used in):
Operating activities	$26,883	$11,497	$33,870
Investing activities	(22,238)	(176,360)	(48,620)
Financing activities	(6,286)	142,338	1,922
Effect of exchange rate changes on cash and cash equivalents	(65)	49	49

Net change in cash and cash equivalents	$(1,706)	$(22,476)	$(12,779)

During the past three years, we have financed our operations primarily through cash flow from operations. As part of the acquisition of Navilyst on May 22, 2012, we entered into a Credit Agreement with a group of banks which provided a $150 million senior secured term loan facility and a $50 million senior secured revolving credit facility. The $150 million in proceeds from the term loan were used to finance the Navilyst acquisition. At May 31, 2013, $24.0 million or 3% of our assets consisted of cash, cash equivalents and marketable securities. Marketable securities are comprised of U.S. government issued or guaranteed securities, corporate bonds and auction-rate securities. Our current ratio was 2.2 to 1, with working capital of $78.1 million at May 31, 2013 compared to a current ratio of 2.9 to 1, with net working capital of $103.8 million at May 31, 2012. At May 31, 2013, total outstanding debt was $142.5 million comprised of short and long-term bank debt issued in the financing of the Navilyst acquisition compared with total debt of $150 million at May 31, 2012.

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

We generated cash flow from operations of $26.9 million on net loss of $0.6 million for fiscal 2013. Significant non-cash expenses affecting net loss included depreciation and amortization of $25.2 million, and $4.6 million of stock based compensation.

For fiscal 2013, our investing activities used net cash of $22.2 million, primarily due to acquisitions and capital additions, partially offset by net proceeds of marketable securities and available-for-sale short term investments. For fiscal 2012, our investing activities used net cash of $176.4 million, primarily as a result of the Navilyst acquisition and the investment in Microsulis, partially offset by net proceeds of marketable securities and available-for-sale short term investments. Financing activities used net cash of $6.3 million, primarily toward the repayment of long-term debt, compared to the fiscal 2012 results which added net cash of $142.3 million, primarily from the proceeds of new debt related to the Navilyst acquisition.

Our contractual obligations as of May 31, 2013 are set forth in the table below (in thousands). We have no variable interest entities or other off-balance sheet obligations.

	Cash Payments Due By Period as of May 31, 2013
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long term debt and interest	$154,009	$11,285	$66,098	$76,626	$—
Operating leases(1)	8,990	2,132	3,282	1,925	1,651
Purchase obligations(1)	4,434	3,716	359	359	—
Acquisition future obligations	57,000	14,300	20,000	19,650	3,050

	$224,433	$31,433	$89,739	$98,560	$4,701

(1)	The non-cancelable operating leases and inventory purchase obligations are not reflected on our consolidated balance sheets under accounting principles generally accepted in the United States of America.

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 imposed significant new taxes on medical device makers in the form of a 2.3 percent excise tax on U.S. medical device sales, with certain exemptions, beginning in January 2013. Our fiscal 2013 results include $1.6 million for this Medical Device Excise Tax for the January through May 2013 time period. We estimate the Medical Device Excise tax for our full fiscal year 2014, will be approximately $4.1 million of expense.

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

In February 2013, the FASB expanded the disclosure requirements related to changes in accumulated other comprehensive income (AOCI). The new guidance requires disclosure of the amount of income (or loss) reclassified out of AOCI to each respective line item on the statement of operations where net income is presented. The guidance allows disclosure of the reclassification either in the notes to the financial statements or parenthetically on the face of the financial statements. This requirement is effective for reporting periods beginning after December 15, 2012 (fourth quarter of our fiscal year 2013). Since the guidance only impacts disclosure requirements, its adoption did not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued guidance related to the presentation of certain tax information. This new pronouncement provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, or similar tax loss, or a tax credit carryforward exists. This pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013 (our fiscal year 2015). Since the guidance only impacts presentation requirements, its adoption will not have a material impact on our consolidated financial statements.

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

As part of the Navilyst acquisition, we entered into a Credit Agreement with a group of banks which provided for a $150 million senior secured term loan facility and a $50 million senior secured revolving credit facility. The $150 million in proceeds from the term loan were used to finance a portion of the consideration for the acquisition. The revolving facility may be used for general corporate purposes in the future, but was not utilized as of May 31, 2013. Both facilities have five year maturities. The term facility has a quarterly repayment schedule equal to 5%, 5%, 15%, 25% and 50% of its principal amount in years one through five. Interest on both the term loan and revolving loan will be based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, and with the base rate and Eurodollar rate having ranges of 1.0% to 1.75% and 2.0% to 2.75% respectively. In the event of default, the interest rate may be increased by 2.0%. The revolving facility will also carry a commitment fee of 0.30% to 0.50% per year on the unused portion.

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

Nearly all of our sales have historically been denominated in United States dollars. Although not significant, we transact sales in other currencies, particularly the Euro, GB pound and Canadian dollar. Approximately 6% of our sales in fiscal 2013 were denominated in currencies other than the US dollar, primarily the Euro and GB pound. We currently have no significant direct foreign currency exchange risk and such risk in the future is expected to be modest.

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

We are party to legal actions that arise in the ordinary course of business as described in Note N.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on its assessment and these criteria, subject to the foregoing, management believes that we maintained effective internal control over financial reporting as of May 31, 2013.

Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting. That report appears on page 58.

Item 9B.	Other Information

None

Part III

Certain information required by Part III is omitted from this annual report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our annual meeting of Stockholders, currently scheduled for October 22, 2013. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

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

(b) Exhibits	115

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

AngioDynamics, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AngioDynamics, Inc. and its subsidiaries at May 31, 2013 and May 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP (signed)

Albany, New York

August 14, 2013

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended
	May 31, 2013	May 31, 2012	May 31, 2011
Net sales	$342,026	$221,787	$215,750
Cost of sales	173,037	95,829	90,047

Gross profit	168,989	125,958	125,703

Operating expenses
Research and development	26,319	20,511	21,373
Sales and marketing	76,121	64,505	58,123
General and administrative	26,127	18,334	17,828
Amortization of intangibles	16,345	9,406	9,234
Change in fair value of contingent consideration	1,583	—	—
Acquisition, restructuring and other items, net	13,800	16,164	7,182
Medical device excise tax	1,600	—	—

Total operating expenses	161,895	128,920	113,740

Operating income (loss)	7,094	(2,962)	11,963

Other (expenses) income
Interest income	103	1,090	737
Interest expense	(5,271)	(508)	(499)
Other expense	(2,569)	(2,902)	(1,503)

Total other (expenses) income, net	(7,737)	(2,320)	(1,265)

(Loss) income before income tax provision	(643)	(5,282)	10,698
Income tax (benefit) provision	(31)	(188)	2,581

Net (loss) income	$(612)	$(5,094)	$8,117

Earnings per share
Basic	$(0.02)	$(0.20)	$0.33

Diluted	$(0.02)	$(0.20)	$0.32

Basic weighted average shares outstanding	34,817	25,382	24,870
Diluted weighted average shares outstanding	34,817	25,382	25,133

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Twelve Months Ended
	May 31, 2013	May 31, 2012	May 31, 2011
Net (loss) income	$(612)	$(5,094)	$8,117
Other comprehensive (loss) income, before tax:
Unrealized gain (loss) on marketable securities	184	(103)	(41)
Unrealized (loss) gain on interest rate swap	(522)	327	5
Foreign currency translation (loss) gain	(47)	(142)	144

Other comprehensive (loss) income, before tax	(385)	82	108
Income tax benefit (expense) related to items of other comprehensive income	125	(83)	13

Other comprehensive (loss) income, net of tax	(260)	(1)	121

Total comprehensive (loss) income, net of tax	$(872)	$(5,095)	$8,238

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	May 31, 2013	May 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,802	$23,508
Escrow receivable	—	2,500
Marketable securities, at fair value	2,153	14,070

Total cash, cash equivalents, escrow receivable and marketable securities	23,955	40,078
Accounts receivable, net of allowances of $1,272 and $933, respectively	47,791	48,588
Inventories	55,062	55,823
Deferred income taxes	6,591	4,923
Prepaid expenses and other	8,117	9,826

Total current assets	141,516	159,238
PROPERTY, PLANT AND EQUIPMENT-AT COST, net	62,650	55,915
OTHER ASSETS	5,559	10,707
INTANGIBLE ASSETS, net	214,848	147,266
GOODWILL	355,458	308,912
DEFERRED INCOME TAXES, long term	11,007	39,198
PREPAID ROYALTIES	546	533

TOTAL ASSETS	$791,584	$721,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$24,522	$29,200
Accrued liabilities	16,426	18,722
Current portion of long-term debt	7,500	7,500
Current portion of contingent consideration	9,207	—
Other current liabilities	5,782	—

Total current liabilities	63,437	55,422
LONG-TERM DEBT, net of current portion	135,000	142,500
Contingent consideration, net of current portion	65,842	—
Other long term liabilities	475	327

Total liabilities	264,754	198,249

COMMITMENTS AND CONTINGENCIES (NOTE N)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 35,060,351 and 34,826,531 shares, respectively	351	348
Additional paid-in capital	500,554	496,375
Retained earnings	29,563	30,175
Treasury stock, 142,305 shares, at cost	(2,104)	(2,104)
Accumulated other comprehensive loss	(1,534)	(1,274)

Total stockholders’ equity	526,830	523,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$791,584	$721,769

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended May 31, 2013, May 31, 2012, and May 31, 2011

(in thousands, except share data)

			Additional paid in capital	Retained earnings	Accumulated other comprehensive loss
	Common Stock					Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at May 31, 2010	24,747,145	$247	$365,344	$27,152	$(1,394)	—	$—	$391,349
Net Income				8,117				8,117
Exercise of stock options	106,858	1	976					977
Tax effect of exercise of stock options			(639)					(639)
Issuance of performance shares, net	46,727	1	—					1
Purchase of common stock under Employee Stock Purchase Plan	84,927	1	1,103					1,104
Stock-based compensation			4,609					4,609
Other comprehensive loss, net of tax					121			121
Comprehensive income

Balance at May 31, 2011	24,985,657	$250	$371,393	$35,269	$(1,273)	—	$—	$405,639
Net Loss				(5,094)				(5,094)
Exercise of stock options	193,684	2	2,155					2,157
Tax effect of exercise of stock options			(295)					(295)
Issuance of performance shares, net	64,221							—
Purchase of common stock under Employee Stock Purchase Plan	103,362	1	1,201					1,202
Shares issued pursuant to acquisition	9,479,607	95	117,831					117,926
Purchase of common stock for treasury						(142,305)	(2,104)	(2,104)
Stock-based compensation			4,090					4,090
Other comprehensive loss, net of tax					(1)			(1)
Comprehensive loss

Balance at May 31, 2012	34,826,531	$348	$496,375	$30,175	$(1,274)	(142,305)	$(2,104)	$523,520
Net Loss				(612)				(612)
Exercise of stock options	16,835		5					5
Tax effect of exercise of stock options			(1,644)					(1,644)
Issuance of performance shares, net	93,429	1						1
Purchase of common stock under Employee Stock Purchase Plan	123,556	2	1,209					1,211
Stock-based compensation			4,609					4,609
Other comprehensive loss, net of tax					(260)			(260)
Comprehensive loss

Balance at May 31, 2013	35,060,351	$351	$500,554	$29,563	$(1,534)	(142,305)	$(2,104)	$526,830

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended
	May 31, 2013	May 31, 2012	May 31, 2011
Cash flows from operating activities:
Net (loss) income	$(612)	$(5,094)	$8,117
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,224	13,056	12,579
Amortization of bond discount	—	707	52
Amortization of acquired inventory basis step-up	3,845	431	—
Tax effect of exercise of stock options and issuance of performance shares	(1,644)	(309)	(741)
Deferred income tax provision	1,011	(652)	(840)
Stock based compensation	4,609	4,090	4,609
Changes in accounts receivable allowances	338	118	(73)
Unrealized loss from foreign exchange	(83)	(172)	(104)
Gain on sales of assets	(711)	—	—
Change in fair value of contingent consideration	1,583	—	—
Loss on discontinuance of product offering	1,416	—	—
Loss on impairment of intangible assets	—	—	6,410
Other	240	1,321	55
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,141	(2,496)	2,770
Inventories	(1,909)	(1,522)	1,418
Prepaid expenses and other	2,474	(4,654)	2,050
Accounts payable and accrued liabilities	(10,039)	6,673	(2,432)

Net cash provided by operating activities	26,883	11,497	33,870

Cash flows from investing activities:
Additions to property, plant and equipment	(12,120)	(2,492)	(2,957)
Acquisition of businesses, net of cash acquired	(24,474)	(237,317)	(973)
Acquisition of intangible assets, net of cash acquired	(800)	(550)	(113)
Other cash flows from investing activities	801	(4,000)	(182)
Change in escrow receivable	2,500	(2,500)	—
Purchases of marketable securities	(5,134)	(123,614)	(168,476)
Proceeds from sale or maturity of marketable securities	16,989	194,113	124,081

Net cash used in investing activities	(22,238)	(176,360)	(48,620)

Cash flows from financing activities:
Repayment of long-term debt	(7,500)	(6,550)	(260)
Proceeds from issuance of long-term debt	—	150,000	—
Proceeds from exercise of stock options and ESPP	1,214	3,356	2,080
Deferred financing costs on long-term debt	—	(2,378)	—
Repurchase of common stock for treasury	—	(2,104)	—
Tax effect of the exercise of stock options and issuance of performance shares	—	14	102

Net cash (used in) provided by financing activities	(6,286)	142,338	1,922

Effect of exchange rate changes on cash and cash equivalents	(65)	49	49

Decrease in cash and cash equivalents	(1,706)	(22,476)	(12,779)
Cash and cash equivalents
Beginning of year	23,508	45,984	58,763

End of year	$21,802	$23,508	$45,984

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Years ended
	May 31, 2013	May 31, 2012	May 31, 2011
Supplemental disclosures of cash flow information:
Supplemental disclosure of non-cash operating, investing and financing activities:
Contractual obligations for acquisition of fixed assets	$1,549	$217	$1,909
Contractual obligations for acquisition of intangibles and business	78,286	117,926	—
Cash paid during the period for:
Interest	$4,936	$438	$476
Income taxes	200	2,832	826

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013 and May 31, 2012

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

On February 1, 2013, we completed the acquisition of certain assets of Microsulis, which we have accounted for as a business combination, for cash payments at closing totaling $10.0 million, subject to a working capital adjustment, a $5.0 million payment due on December 31, 2013 and potential additional cash consideration payable upon performance over the next nine years. We also assumed $1.6 million of liabilities.

The total estimated purchase consideration of $33.6 million included the initial investment of $5.0 million, closing payments totaling $10.5 million, a $5.0 million payment due on December 31, 2013 and the estimated fair value of contingent consideration (Earn out) of $13.2 million. The estimated fair value of contingent

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

consideration is based on projected net sales over the nine year period following the closing of the acquisition. The amount of the Earn out consideration that could be paid on net sales is not limited.

The estimated purchase consideration exceeded the fair value of the acquired net assets by $19.3 million and was recorded as goodwill. Goodwill is deductible for tax purposes. Core technologies are being amortized over their estimated useful lives ranging from 10 to 15 years. During the fiscal year ended May 31, 2013, we incurred acquisition related costs of $312 thousand, which were expensed to “Acquisition, restructuring and other items, net” in the statement of operations. We have not finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date becomes available.

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

The total estimated purchase consideration of $75.3 million included an upfront payment of $15.1 million and the estimated fair value of contingent (Earn out) consideration of $60.3 million, $40 million of which is guaranteed. The estimated fair value of contingent consideration is based on projected AngioVac net sales in the ten year period following the closing. The amount of the Earn out consideration that could be paid on AngioVac net sales is not limited.

The estimated purchase consideration exceeded the fair value of the acquired net assets by $29.5 million and was recorded as goodwill. Goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 15 years as revenues are earned from the sales of related products. During the fiscal year ended May 31, 2013, we incurred acquisition related costs of $645 thousand, which were expensed to “Acquisition, restructuring and other items, net” in the statement of operations. We have not finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date becomes available.

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

The fiscal year ended May 31, 2013 and 2012, included $7.3 million and $11.2 million, respectively, in transaction and severance costs related to the Navilyst acquisition. These costs are included in “Acquisition, restructuring and other items, net” in the statement of operations. Investment funds affiliated with Avista Capital Partners, former owners of Navilyst, received approximately 9.4 million shares of our common stock and, as of

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

May 31, 2013, held approximately 27% of our outstanding shares. Investment funds affiliated with Avista Capital Partners entered into a stockholders agreement with us as part of the transaction and also appointed two additional directors to our existing Board of Directors.

To satisfy any working capital adjustment and potential indemnification claims that may arise, $19.1 million of purchase consideration was held in escrow at May 31, 2013, including approximately $14.0 million in cash and approximately 415 thousand shares of common stock. The indemnification claims period will terminate on July 15, 2013. At May 31, 2012, we had $2.5 million of receivable related to the working capital adjustment recorded as escrow receivable on the balance sheet. During the third fiscal quarter of 2013, we received $2.5 million of cash from the escrow fund to satisfy this receivable.

Goodwill recorded as a result of the acquisition was $144.7 million. Intangible assets acquired, other than goodwill, totaled approximately $107.1 million, of which $49.4 million has been identified as customer relationships (15-year weighted average useful life), $32.5 million of trademarks (of which $28.6 million has been determined to have an indefinite useful life and the remaining $3.9 million has a 7 year weighted average useful life), $15.1 million of in-process research and development (indefinite useful life until completed) and $10.1 million of technology (6-year weighted average useful life). Goodwill is not deductible for tax purposes.

The IPR&D assets, which were accounted for as indefinite-lived assets at the time of acquisition, represent the development of a biomedical polymer additive for use in PICC and other vascular access product lines and a power injectable port which are valued at $12.1 million and $3.0 million, respectively. The biomedical polymer additive product recently received regulatory approval and the product was released in the United States in October 2012 and is being amortized over a 10 year useful life. The power injectable port is expected to be released in the United States in fiscal 2014, subject to regulatory approvals. The fair value of these intangible assets was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate.

See Note B for further discussion of acquisitions.

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

In December 2011, we initiated a comprehensive Quality Call to Action Program to review and augment our Quality Management Systems at our Queensbury facility. To accelerate implementation of the program, we engaged a team of external regulatory and quality experts and reallocated a significant number of engineering and product development resources to support this corporate initiative. From inception of the Quality Call to Action Program through fiscal 2013, we have incurred $3.2 million in direct costs associated with the program.

On February 10, 2012, we received from FDA a Form 483, List of Investigational Observations, in connection with its inspection of our Queensbury facility from November 14, 2011 to February 10, 2012. The

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

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

In June 2013, we received approval from FDA to conduct a clinical trial to study the use of the NanoKnife in the treatment of focal prostate cancer. We are moving forward with institutional review board (IRB) submissions and anticipate commencing patient enrollment during our second quarter of fiscal 2014, which ends November 30, 2013.

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

Discontinuance of Benephit Product Offering

During the third fiscal quarter of 2013, we made the decision to discontinue our Benephit product offering. Accordingly, we recorded $1.6 million of expenses during the year ended May 31, 2013. These costs are included in “Acquisition, restructuring and other items, net” in the statement of operations.

Closure of UK facility

During the first fiscal quarter of 2012, we made the decision to close our Cambridge, UK facility and transfer the production of lasers to our Queensbury, NY facility. We completed the transfer in January 2013. The total cost of this project was approximately $4.3 million. The statement of operations for the year ended May 31, 2013 included charges of $2.5 million for costs incurred associated with this closure and included $1.8 million for fiscal 2012. The charge is included in “Acquisition, restructuring and other items, net” in the statement of operations.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

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

4. Marketable Securities

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and are reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. During fiscal years 2013, 2012 and 2011, we had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

not recoverable. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.

8. Goodwill and Intangible Assets

Intangible assets other than goodwill and acquired IPR&D are amortized over their estimated useful lives, which range between three and twenty years, on either a straight-line basis over the expected period of benefit or as revenues are earned from the sales of the related products. We periodically review the estimated useful lives of our intangible assets and review such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Our determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

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

Goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather, are tested for impairment annually or more frequently if impairment indicators arise. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition. We have one intangible asset which has been assigned an indefinite life, the NAMIC trademark that was recently acquired as part of our acquisition of Navilyst, and is valued at $28.6 million.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

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

10. Research and Development

Research and development costs, including salaries, consulting fees, building costs, utilities, administrative expenses and an allocation of corporate costs are related to developing new products, enhancing existing products, validating new and enhanced products, managing clinical, regulatory and medical affairs and our intellectual property and are expensed as incurred.

11. Shipping and Handling Costs

Shipping and handling costs, associated with the distribution of finished products to customers, are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer. Amounts charged to customers for shipping are recorded in net sales.

12. Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets, if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period which includes the enactment date. The deferred tax asset includes net operating losses acquired as part of the acquisitions of Rita, Vortex and Navilyst. These losses could be significantly limited under Internal Revenue Code (“IRC”) Section 382. An analysis of RITA’s ownership changes as defined in IRC Section 382 shows that approximately

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

$15.8 million (of which $7.1 million had expired as of May 31, 2013) of federal net operating losses will not be utilized due to limitations. In addition, it is estimated that $13.6 million of Rita state net operating losses will expire prior to utilization. An analysis of Vortex’s ownership changes as defined in IRC Section 382 shows that all net operating losses will be utilized prior to expiration. A similar analysis of Navilyst’s ownership changes as defined in IRS Section 382 shows that approximately $17.5 million of federal net operating losses will not be utilized due to limitations. In addition, it is estimated that $18.8 million of Navilyst’s state net operating losses will expire prior to utilization. The gross deferred tax asset related to the net operating losses reflects these limitations.

We intend to reinvest indefinitely any of our unrepatriated foreign earnings as of May 31, 2013. We have not provided for U.S. income taxes on these undistributed earnings of our foreign subsidiaries because we consider such earnings to be reinvested indefinitely outside the United States. If these earnings were distributed, we may be subject to both foreign withholding taxes and U.S. income taxes. Determination of the amount of this unrecognized deferred income tax liability is not practical.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements using inputs considered as:
	Level 1	Level 2	Level 3	Fair Value at May 31, 2013
Financial Assets
Cash equivalents
Money market funds	$114	$—	$—	$114

Total	$114	$—	$—	$114
Marketable securities
Corporate bond securities	$—	$303	$—	303
U.S. government agency obligations	—	—	1,850	1,850

Total	—	303	1,850	2,153

Total Financial Assets	$114	$303	$1,850	$2,267

Financial Liabilities
Interest rate swap agreements	$—	$522	$—	$522
Contingent liability for acquisition earn out	—	—	75,049	$75,049

Total Financial Liabilities	$—	$522	$75,049	$75,571

	Fair Value Measurements using inputs considered as:
	Level 1	Level 2	Level 3	Fair Value at May 31, 2012
Financial Assets
Cash equivalents
Money market funds	$4,762	$—	$—	$4,762

Total	$4,762	$—	$—	$4,762
Marketable securities
Corporate bond securities	$—	$6,371	$—	6,371
U.S. government agency obligations	—	5,849	1,850	7,699

Total	—	12,220	1,850	14,070

Total Financial Assets	$4,762	$12,220	$1,850	$18,832

At May 31, 2012, there were no financial liabilities measured at fair value since the interest rate swap arrangements were paid off during May 2012.

There were no significant transfers in and out of Level 1 and 2 measurements for the year ended May 31, 2013. During the year ended May 31, 2013, the Vortex and Microsulis contingent earn outs discussed below were added to Level 3 fair value instruments.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

The components of Level 3 fair value instruments as of May 31, 2013 are shown below (in thousands):

	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
Balance, May 31, 2012	$1,850	$—
Total gains or losses (realized/unrealized):	—	—
Included in earnings	—	1,583
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers in and/or (out) of Level 3	—	—
Contingent liability for acquisition earn out	—	73,466

Balance, May 31, 2013	$1,850	$75,049

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

May 31, 2013 and May 31, 2012

The recurring Level 3 fair value measurements of the contingent consideration liability related to the Vortex and Microsulis acquisitions include the following significant unobservable inputs ($ in millions):

	Fair value at May 31, 2013	Valuation Technique	Unobservable Input	Range
Revenue based payments	$75.0	Discounted	Discount rate	4%
		cash flow	Probability of payment	75-100%
			Projected fiscal year of payment	2014 -2022

At May 31, 2013, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $94 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2013 to 2022 in order for the consideration to be paid.

The fair value of contingent milestone payments associated with the acquisitions was remeasured as of May 31, 2013 and $65.8 million was reflected in “Contingent consideration, net of current portion” and $9.2 million was reflected in “Current portion of contingent consideration” on the consolidated balance sheet. The following table provides a reconciliation of the beginning and ending balances of contingent milestone payments associated with the Vortex and Microsulis acquisitions measured at fair value that used significant unobservable inputs (Level 3) (in millions):

Beginning balance—May 31, 2012	$—
Purchase price contingent consideration	73.4
Contingent payments	—
Change in fair value of contingent consideration	1.6

Ending balance—May 31, 2013	$75.0

15. Derivative Financial Instruments

We are exposed to market risk due to changes in interest rates. To reduce this risk, we periodically enter into certain derivative financial instruments to hedge the underlying economic exposure. We use derivative instruments as part of our interest rate risk management strategy. The derivative instruments used are floating-to-fixed rate interest rate swaps, which are subject to cash flow hedge accounting treatment. The cash flow hedge was terminated in May 2012 in conjunction with the early payoff of the related debt. We recognized interest expense of $61,000 and $37,000 for the fiscal 2012 and 2011 periods, respectively, on the cash flow hedge.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

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

For the fiscal years ended May 31, 2013, May 31, 2012 and May 31, 2011, we used the Black-Scholes option-pricing model (“Black-Scholes”) as our method of valuation and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share based payment awards on the date of the grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and a risk-free interest rate. The risk-free interest rate is based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

For the period ending May 31, 2013, options and restricted stock units issued to employees and non-employees to purchase approximately 2.9 million shares of common stock were excluded from the calculation of diluted earnings per common share as their inclusion would be anti-dilutive. Excluded from the calculation of diluted earnings per common share are options and restricted stock units issued to employees and non-employees to purchase approximately 2.3 million shares of common stock at May 31, 2012 as their inclusion would be anti-dilutive compared with options and restricted stock units issued to employees and non-employees to purchase approximately 2.0 million shares of common stock at May 31, 2011.

The following table sets forth the reconciliation of the weighted-average number of common shares:

	2013	2012	2011
Basic	34,817,279	25,382,293	24,870,005
Effect of dilutive securities	—	—	262,758

Diluted	34,817,279	25,382,293	25,132,763

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

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

In February 2013, the FASB expanded the disclosure requirements related to changes in accumulated other comprehensive income (AOCI). The new guidance requires disclosure of the amount of income (or loss) reclassified out of AOCI to each respective line item on the statement of operations where net income is presented. The guidance allows disclosure of the reclassification either in the notes to the financial statements or parenthetically on the face of the financial statements. This requirement is effective for reporting periods beginning after December 15, 2012 (fourth quarter of our fiscal year 2013). Since the guidance only impacts disclosure requirements, its adoption did not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued guidance related to the presentation of certain tax information. This new pronouncement provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, or similar tax loss, or a tax credit carryforward exists. This pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013 (our fiscal year 2015). Since the guidance only impacts presentation requirements, its adoption will not have a material impact on our consolidated financial statements.

NOTE B—ACQUISITIONS

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

and an exclusive option to purchase at any time until September 22, 2013, substantially all of the global assets of Microsulis Medical, Ltd.

On February 1, 2013, we completed the acquisition of certain assets of Microsulis, which we have accounted for as a business combination, for cash payments at closing totaling $10.0 million, subject to a working capital adjustment, a $5.0 million payment due on December 31, 2013 and potential additional cash consideration payable upon performance over the next nine years. We also assumed $1.6 million of liabilities.

The total estimated purchase consideration of $33.6 million included the initial investment of $5.0 million, closing payments totaling $10.5 million, a $5.0 million payment due on December 31, 2013 and the estimated fair value of contingent consideration (Earn out) of $13.2 million. The estimated fair value of contingent consideration is based on projected net sales over the nine year period following the closing. The amount of the Earn out consideration that could be paid on net sales is not limited.

The Microsulis historical financial results were not significant and therefore pro forma results would not be substantially different. Sales since the acquisition closed are not significant and the operations of Microsulis have been fully integrated from the date of acquisition.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed (in thousands):

Accounts receivable	$364
Inventories	687
Other current assets	443
Fixed assets	1,906
Intangibles	12,500
Goodwill	19,284

Total assets acquired	35,184
Liabilities assumed	(1,634)

Total purchase price	$33,550

Cash payment at closing	$10,566
Cash payment for initial investment	5,000
Present value of deferred payment	4,820
Present value of contingent consideration liability	13,164

Total purchase price	$33,550

The estimated purchase consideration exceeded the fair value of the acquired net assets by $19.3 million and was recorded as goodwill. Goodwill is deductible for tax purposes. Intangible assets are being amortized over their estimated useful lives of which range from 10 to 15 years. During the fiscal year ended May 31, 2013, we incurred acquisition related costs of $312 thousand, which were expensed to “Acquisition, restructuring and other items, net” in the statement of operations. We have not finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date becomes available.

Acquisition of Vortex Medical, Inc.

On October 15, 2012, we acquired all the outstanding capital stock of Vortex Medical, Inc., a privately-held company focused on the development and commercialization of medical devices for venous drainage and the

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

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

The total estimated purchase consideration of $75.3 million included the upfront payment of $15.1 million and the estimated fair value of contingent consideration of $60.3 million, $40 million of which is guaranteed. The estimated fair value of contingent consideration is based on projected AngioVac net sales in the ten year period following the closing. The amount of the Earn out consideration that could be paid on AngioVac net sales is not limited.

The Vortex historical financial results were not significant and therefore pro forma results would not be substantially different. Sales since the acquisition closed are not significant and the operations of Vortex have been fully integrated from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$339
Accounts receivable	203
Inventories	488
Other assets	7
Deferred tax assets	1,307
Intangibles	72,430
Goodwill	29,519

Total assets acquired	104,293
Deferred tax liabilities	(28,340)
Liabilities assumed	(661)

Total purchase price	$75,292

Cash payments at closing	$15,105
Present value of contingent consideration liability	60,302
Working capital adjustment	(115)

Total purchase price	$75,292

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

The estimated purchase consideration exceeded the fair value of the acquired net assets by $29.5 million and was recorded as goodwill. Goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 15 years as revenues are earned from the sales of the related products. During the fiscal year ended May 31, 2013, we incurred acquisition related costs of $645 thousand, which were expensed to “Acquisition, restructuring and other items, net” in the statement of operations. We have not finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date becomes available.

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

The fiscal year ended May 31, 2013 and 2012 included $7.3 million and $11.2 million, respectively, in transaction and severance costs related to the Navilyst acquisition. These costs are included in “Acquisition, restructuring and other items, net” in the statement of operations. Investment funds affiliated with Avista Capital Partners, former owners of Navilyst, received approximately 9.4 million shares of our common stock and, as of May 31, 2013, held approximately 27% of our outstanding shares. Investment funds affiliated with Avista Capital Partners entered into a stockholders agreement with us as part of the transaction and also appointed two additional directors to our existing Board of Directors.

To satisfy any working capital adjustment and potential indemnification claims that may arise, $19.1 million of purchase consideration was held in escrow at May 31, 2013, including approximately $14.0 million in cash and approximately 415 thousand shares of common stock. The indemnification claims period will terminate on July 15, 2013. At May 31, 2012, we had $2.5 million of receivable related to the working capital adjustment recorded as escrow receivable on the balance sheet. During the third fiscal quarter of 2013, we received $2.5 million of cash from the escrow fund to satisfy this receivable.

Goodwill recorded as a result of the acquisition was $144.7 million. Intangible assets acquired, other than goodwill, totaled approximately $107.1 million, of which $49.4 million has been identified as customer relationships (15-year weighted average useful life), $32.5 million of trademarks (of which $28.6 million has been determined to have an indefinite useful life and the remaining $3.9 million has a 7 year weighted average useful life), $15.1 million of in-process research and development (indefinite useful life until completed) and $10.1 million of technology (6-year weighted average useful life).

The IPR&D assets, which were accounted for as indefinite-lived assets at the time of acquisition, represent the development of a biomedical polymer additive for use in PICC and other vascular access product lines and a power injectable port which are valued at $12.1 million and $3.0 million, respectively. The biomedical polymer additive product recently received regulatory approval and the product was released in the United States in October 2012 and is being amortized over a 10 year useful life. The power injectable port is expected to be released in the United States in fiscal 2014, subject to regulatory approvals. The fair value of these intangible assets was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk-adjusted discount rate.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

May 22, 2012
Cash and cash equivalents	$7,683
Accounts receivable	19,069
Inventories	26,851
Prepaid expenses and other current assets	5,504
Property, plant and equipment	34,017
Deferred tax assets	34,209
Goodwill	144,705
Intangibles	107,100
Other long-term assets	497

Total assets acquired	379,635
Liabilties assumed	(18,287)

Total net assets acquired	$361,348

See Note G for additional information about changes in the carrying amount of goodwill.

The following supplemental unaudited pro forma information presents our financial results as if the acquisition of Navilyst had occurred on June 1, 2010 (in thousands):

	For the years ended May 31,
	2012	2011
	(unaudited)
Net sales	$365,357	$369,381

Net income (loss)	$3,897	$(2,786)

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

(iii)	inclusion of $4.7 million of interest expense related to the $150 million credit facility associated with the transaction for the years ended May 31, 2012 and 2011; and

(iv)	tax effecting the unaudited pro forma consolidated net income and adjustments for the years ended May 31, 2012 and 2011.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

NOTE C—MARKETABLE SECURITIES AND INVESTMENTS

Marketable securities as of May 31, 2013 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$1,850	$—	$—	$1,850
Corporate bond securities	303	—	—	303

	$2,153	$—	$—	$2,153

Marketable securities as of May 31, 2012 consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$7,739	$5	$(45)	$7,699
Corporate bond securities	6,516	10	(155)	6,371

	$14,255	$15	$(200)	$14,070

The amortized cost and fair value of marketable securities at May 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair Value
	(in thousands)
As of May 31, 2013:
Due in one year or less	$—	$—
Due after one through five years	303	303
Due after five through twenty years	1,850	1,850

	$2,153	$2,153

NOTE D—INVENTORIES

Inventories consist of the following:

	May 31, 2013	May 31, 2012
	(in thousands)
Raw materials	$18,362	$18,984
Work in process	11,006	9,504
Finished goods	25,694	27,335

Inventories	$55,062	$55,823

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

NOTE E—PREPAID EXPENSES AND OTHER

Prepaid expenses and other consist of the following:

	May 31, 2013	May 31, 2012
	(in thousands)
Deposits	$4,029	$3,187
Income and other taxes	1,021	3,206
Licensee fees	809	364
Software licenses	520	407
Trade shows	487	660
Rent	135	107
Insurance	120	343
Interest receivable	2	100
Other	994	1,452

Total	$8,117	$9,826

NOTE F—PROPERTY, PLANT AND EQUIPMENT, AT COST

Property, plant and equipment are summarized as follows:

	May 31, 2013	May 31, 2012	Estimated useful lives
	(in thousands)
Building and building improvements	$30,150	$29,743	39 years
Machinery and equipment	31,129	27,618	3 to 8 years
Computer software and equipment	16,390	16,501	3 to 5 years
Construction in progress	13,373	3,454

	91,042	77,316
Less accumulated depreciation and amortization	(29,421)	(22,430)

	61,621	54,886
Land and land improvements	1,029	1,029

	$62,650	$55,915

Depreciation expense for fiscal 2013, 2012 and 2011 was $8.7 million, $3.6 million and $3.0 million, respectively.

NOTE G—GOODWILL AND INTANGIBLE ASSETS

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

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

We have one intangible asset which has been assigned an indefinite life, the NAMIC trademark, which was acquired as part of our acquisition of Navilyst, and is valued at $28.6 million.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

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

Adjustments to goodwill for the fiscal year ended May 31, 2013 and May 31, 2012 are as follows (in thousands):

Total
Balance, May 31, 2011	$161,951
Goodwill recognized from Navilyst business combination	146,961

Balance, May 31, 2012	$308,912

Goodwill recognized from Vortex business combination	29,519
Goodwill recognized from Microsulis asset acquisition	19,284
Adjustments to Navilyst purchase price allocation	(2,257)

Balance, May 31, 2013	$355,458

The above $2.3 million reduction in the carrying value of goodwill is primarily the result of an $858,000 payment from former stockholders of Navilyst and a $1,560,000 increase in the value of deferred tax assets from the Navilyst acquisition, net of $161,000 of preacquisition Navilyst tax adjustments.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

The balances of intangible assets are as follows:

	May 31, 2013
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$150,181	$(24,835)	$125,346	10.6
Customer relationships	84,479	(30,595)	53,884	14.8
Trademark—NAMIC	28,600	—	28,600	Indefinite
Licenses	6,302	(4,501)	1,801	9.0
Trademarks	6,275	(1,058)	5,217	9.9
Distributor relationships	900	(900)	—	3.0

	$276,737	$(61,889)	$214,848

	May 31, 2012
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Customer relationships	$82,205	$(22,123)	$60,082	11.7
Product technologies	55,540	(18,839)	36,701	11.3
Trademark—NAMIC	28,600	—	28,600	Indefinite
In process R&D Acquired	15,042	—	15,042	Indefinite
Licenses	6,152	(3,711)	2,441	9.1
Trademarks	4,575	(375)	4,200	7.3
Distributor relationships	1,140	(940)	200	2.6

	$193,254	$(45,988)	$147,266

Amortization expense was $16.3 million, $9.4 million and $9.2 million for fiscal 2013, 2012 and 2011, respectively.

Annual amortization of these intangible assets is expected to approximate the following amounts for each of the next five fiscal years (in thousands):

2014	$15,198
2015	14,391
2016	15,498
2017	16,318
2018	17,523

NOTE H—INCOME TAXES

The components of income (loss) before income tax provision for the years ended May 31 are as follows:

	2013	2012	2011
	(in thousands)
(Loss) income before tax provision:
US	$(2,670)	$(5,151)	$10,076
Non-US	2,027	(131)	622

	$(643)	$(5,282)	$10,698

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

Income tax (benefit) provision analyzed by category and by statement of operations classification for the years ended May 31 is summarized as follows:

	2013	2012	2011
	(in thousands)
Current
Federal	$(1,622)	$448	$3,030
State and local	(52)	(19)	323
Non U.S.	468	18	142

	(1,206)	447	3,495
Deferred	1,175	(635)	(914)

	$(31)	$(188)	$2,581

The significant components of deferred income tax (benefit) expense from operations for the years ended May 31 consist of the following:

	2013	2012	2011
	(in thousands)
Deferred tax benefit	$1,175	$(1,722)	$(4,092)
Net operating loss carryforward	—	1,087	3,178

	$1,175	$(635)	$(914)

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	May 31, 2013	May 31, 2012
	(in thousands)
Deferred tax assets
Net operating loss carryforward	$47,098	$45,707
Stock-based compensation	4,813	5,394
Federal and state R&D tax credit carryforward	490	629
Inventories	1,713	95
State tax credits	1,326	1,929
Expenses incurred not currently deductible	880	1,780
Capital loss carryforwards	95	371
Deferred revenue	1,147	1,256

Gross deferred tax asset	57,562	57,161

Deferred tax liabilities
Excess tax over book depreciation and amortization	39,252	11,820
Impairment of long-lived assets	—	24

	39,252	11,844
Valuation Allowance	(712)	(1,196)

Net deferred tax asset	$17,598	$44,121

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

At May 31, 2013, we had approximately $166.5 million of remaining Federal net operating loss carryforwards and $181.9 million of state net operating loss carryforwards (“NOL”) which were generated by acquired companies. These net operating losses are subject to Internal Revenue Code (“IRC”) Section 382 limitations which are expected to significantly limit our ability to utilize these net operating losses on an annual basis. As a result of our IRC Section 382 analyses, it is estimated that approximately $31.1 million of remaining Federal net operating losses and $27.2 million of state net operating losses will expire prior to utilization. The gross deferred income tax asset (“DTA”) related to the NOL reflects these limitations.

In order to ensure the realizability of our deferred tax assets, we need to generate $9.2 million of taxable income for the next ten years and then $5.4 million of taxable income for the final eight years of the remaining eighteen year carryforward period. If we are unable to meet these minimum taxable income levels, the deferred tax assets may still be utilized in future years if we can make up previous year taxable income short falls prior to the expiration of net operating loss carryforwards. We have determined that we have sufficient existing levels of pre-tax earnings to generate sufficient taxable income to realize the net deferred tax assets recorded on our balance sheets.

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

Our Federal net operating loss carryforwards as of May 31, 2013 after considering IRC Section 382 limitations are $135.4 million. The expiration of the Federal net operating loss carryforwards are as follows: $20.8 million between 2017 and 2021, $9.9 million between 2022 and 2026 and $104.7 million between 2027 and 2031.

Our state net operating loss carryforwards as of May 31, 2013 after considering remaining IRC Section 382 limitations are $154.7 million which expire in various years from 2014 to 2031.

At May 31, 2013, we had $2.6 million of state credits which have an unlimited carryforward period. We have a deferred tax asset valuation allowance against $0.6 million of these credits because we do not expect to be able to utilize them.

At May 31, 2013, we had a net deferred income tax asset of $17.6 million, after recording a valuation allowance of $0.7 million. The valuation allowance decreased by $484,000 in 2013 and increased by $62,000 in 2012. The 2013 change relates to the use of fully reserved capital losses and the expiration of fully reserved state tax credits. The 2012 change relates to the use of fully reserved state tax credits due to a temporary change in state tax law offset by capital losses incurred in each year which were fully reserved. The valuation allowance recorded against the deferred tax assets relates to state tax credits, capital losses and state NOLs that management has estimated will more likely than not expire before they are expected to be utilized.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

Our consolidated income tax provision has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to our income before income taxes for the following reasons:

	2013	2012	2011
	(in thousands)
Income tax (benefit) provision	$(31)	$(188)	$2,581
Effect of Graduated tax rates	(6)	(53)	107
State income taxes, net of Federal tax benefit	(88)	(158)	99
State income tax credits, net of Federal tax benefit	23	69	300
Impact of Non US operations	228	(46)	65
Tax-exempt interest	2	4	5
Research and development tax credit	142	115	549
Domestic Production Activities deduction	—	71	471
Nondeductible acquisition costs	(110)	(1,144)	—
Nondeductible interest on contingent payments	(130)	—	—
Nondeductible stock-based compensation	(108)	(125)	(119)
Other nondeductible expenses	(336)	(336)	(323)
Overaccrual (underaccrual) of prior year Federal and state taxes	10	138	49
Fully reserved capital losses	179	(208)	(19)
Other	—	12	(21)

Income tax (benefit) provision at statutory tax rate of 35%	$(225)	$(1,849)	$3,744

During the twelve months ended May 31, 2013, we did not recognize any tax liabilities related to uncertain tax positions. Due to our unrecognized tax benefit being zero upon adoption, with no change since adoption, no “tabular reconciliation” of the total amount of unrecognized tax benefits at the beginning and end of the period is being presented.

We recognize interest and penalties related to unrecognized tax benefits within our global operations as a component of income tax expense. There were no accrued interest and penalties recognized in the consolidated balance sheet as of May 31, 2013 and May 31, 2012.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. The Internal Revenue Service (“IRS”) completed an examination of our federal income tax returns for fiscal years 2006 and 2007 in February 2009 which did not result in a material impact on our results of operations or financial position. During fiscal year 2012, New York State completed an examination of our New York State Franchise Tax returns for fiscal years 2005 to 2008. In relation to this examination, income tax expense in fiscal 2011 includes an out-of-period benefit of $300,000 to correct an error that originated in prior years related to certain state tax credits. We assessed the impact of this adjustment on the 2011 year and all prior periods and determined that the cumulative effect of the adjustments was not material to the full year 2011 and did not result in a material misstatement to any previously issued annual or quarterly financial statements. Additionally, as a result of the audit, we were able to claim state tax credits of $210,000 that are recorded in fiscal year 2012.

Fiscal years 2010 through 2013 remain open to examination by the various tax authorities. New York State is currently auditing Navilyst’s franchise tax filings for 2009 through 2011, we do not anticipate any material

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

adjustments will result. We analyzed filing positions in all of the Federal and state jurisdictions where we are required to file income taxes, as well as all open tax years in these jurisdictions and believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments will result in a material adverse effect on our financial condition, results of operations or cash flows.

We do not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

NOTE I—PREPAID ROYALTIES

On August 13, 2007, we entered into a Distribution, Manufacturing and Purchase Option Agreement (“the Agreement”) with a company to acquire the exclusive worldwide rights to manufacture and distribute a split tip catheter for the dialysis market we have named Centros which included the option to purchase certain intellectual property associated with these products in the future. Under this Agreement, we paid royalties on net sales of the products covered in the Agreement. In accordance with the Agreement, we prepaid $3.0 million of royalties based upon the achievement of certain milestones. At May 31, 2011, based on lower than anticipated sales results, we reduced the prepaid royalties to net realizable value which resulted in an impairment loss of $2.3 million recorded in “Acquisition, restructuring and other items, net” in our fiscal 2011 statement of operations. In August 2011, we sold both the tangible and intangible assets associated with the Centros product, resulting in a gain of $201 thousand that is included in “Acquisition, restructuring and other items, net” in the statement of operations for the year ended May 31, 2012 and the elimination of all related “Prepaid Royalties” on the balance sheet as of May 31, 2012. We have entered into various other agreements that required royalty prepayments and these are reported in “Prepaid Royalties” on the May 31, 2013 and May 31, 2012 balance sheets.

NOTE J—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	May 31, 2013	May 31, 2012
	(in thousands)
Payroll and related expenses	$6,491	$5,674
Royalties	2,034	2,258
Accrued severance	1,602	2,087
Deferred revenue	1,573	3,138
Sales and franchise taxes	1,047	1,092
Interest rate swap liability	523	—
Other	3,156	4,473

Total	$16,426	$18,722

NOTE K—LONG-TERM DEBT

Bank Credit Agreement

In connection with the Navilyst acquisition, we entered into a Credit Agreement with a group of banks which provided a $150 million senior secured term loan facility and a $50 million senior secured revolving credit facility. The $150 million in proceeds from the term loan were used to finance a portion of the consideration for

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

the acquisition. The revolving facility may be used for general corporate purposes and was undrawn at May 31, 2013. Both facilities have five year maturities. The term facility has a quarterly repayment schedule equal to 5%, 5%, 15%, 25% and 50% of its principal amount in years one through five. The credit agreement contains certain financial covenants relating to fixed charge coverage and leverage, as defined, with which we were in compliance at May 31, 2013. Amounts borrowed under the Credit Agreement are collateralized by all our assets. Interest on both the term loan and the revolving loan is based on a base rate or Eurodollar rate plus an applicable margin with increases as our total leverage ratio increases, and with the base rate and Eurodollar rate have ranges of 1.0% to 1.75% and 2.0% to 2.75% respectively. In the event of default, the interest rate may be increased by 2.0%. The revolving facility will also carry a commitment fee of 0.30% to 0.50% per year on the unused portion. As of May 31, 2013, net deferred financing costs of $1.95 million are recorded as a component of other assets on the balance sheet and are being amortized over the remaining life of the related debt.

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

The Credit Agreement includes, among other standard provisions, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of (i) consolidated EBITDA minus consolidated capital expenditures to (ii) consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.75 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not more than the applicable ratios as set forth in the Credit Agreement. We were in compliance with both financial covenants as of May 31, 2013.

Industrial Revenue Bonds

In September 2002, we borrowed $3,130,000 in Industrial Revenue Bonds and entered into an interest rate swap agreement, both of which were repaid in May 2012.

Taxable Adjustable Rate Notes

In December 2006, we borrowed $5,000,000 in Tax Adjustable Rate Notes and entered into an interest rate swap agreement, both of which were repaid in May 2012.

Following is a summary of long-term debt (in thousands):

	May 31, 2013	May 31, 2012
Bank Notes	$142,500	$150,000
Less: current maturities	(7,500)	(7,500)

Long-term debt	$135,000	$142,500

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

At May 31, 2013, future minimum principal payments on long-term debt were as follows (in thousands):

2014	$7,500
2015	22,500
2016	37,500
2017	75,000

$142,500

NOTE L—RETIREMENT PLANS

We have a 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by us. Matching contributions were $2.5 million, $2.0 million and $1.8 million in 2013, 2012 and 2011, respectively.

NOTE M—STOCKHOLDERS’ EQUITY

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

Shares issued in Navilyst Acquisition

On May 22, 2012, a portion of the acquisition and related transaction costs of the Navilyst acquisition were financed through the issuance of approximately 9.5 million shares to investment funds affiliated with Avista Capital Partners, former owners of Navilyst, and as of May 31, 2013 they hold approximately 27% of our outstanding shares.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

Share Repurchase Program

On October 5, 2011, our Board of Directors authorized the repurchase of up to $20 million of our common stock, prior to May 31, 2012. During the fiscal year ended May 31, 2012, we purchased 142,305 shares at a cost of approximately $2.1 million. This repurchase program was not in effect during fiscal 2013.

2. Stock Options

We have two stock-based compensation plans. These plans provide for the issuance of up to approximately 5.8 million shares of common stock.

1997 Stock Option Plan

In 1997, we adopted a Stock Option Plan (the “1997 Plan”). The 1997 Plan provided for the grant to key employees of both nonqualified stock options and incentive stock options and to members of the Board of Directors and consultants of nonqualified stock options. A total of 1,497,674 shares of our common stock were available to be issued under the 1997 Plan pursuant to the exercise of options. All stock options were to have an exercise price of not less than the fair market value of the shares on the date of grant. Options are exercisable over a period of time to be designated by the administrators of the 1997 Plan (but not more than 10 years from the date of grant) and are subject to such other terms and conditions as the administrators may determine. The vesting schedule is subject to the discretion of our Board of Directors. Options are exercisable immediately upon vesting. In addition, all options, whether vested or not, become exercisable in full immediately upon a change of control, as defined under the 1997 Plan. The 1997 Plan terminated in March 2007 and as such, no further options will be granted under this plan.

2004 Stock and Incentive Award Plan

The 2004 Stock and Incentive Award Plan (the “2004 Plan”) provides for the grant of incentive options to our employees and for the grant of non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to our employees, directors and other service providers. A total of 5,750,000 shares of our common stock have been reserved for issuance under the 2004 Plan, of which up to 800,000 shares may be issued upon the exercise of incentive stock options. The compensation committee of the Board of Directors administers the 2004 Plan. The committee determines vesting terms and the exercise price of options granted under the 2004 Plan, but for all incentive stock options the exercise price must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years.

On October 5, 2011, we amended the 2004 Stock and Incentive Award Plan to increase the maximum number of shares of our common stock with respect to which stock options may be granted during any calendar year to one employee from 200,000 shares to 500,000 shares.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

Stock Option Activity:

The following schedule summarizes our stock option activity as of and for the years ended May 31, 2013, May 31, 2012 and May 31, 2011:

	2013				2012		2011
	Shares	Weighted- average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	2,985,192	$15.69			2,680,390	$15.96	2,624,114	$16.22
Granted	406,700	$11.40			1,434,000	$13.70	503,000	$15.37
Exercised	(16,835)	$11.15			(193,684)	$14.22	(106,858)	$15.89
Forfeited	(589,787)	$17.45			(917,126)	$14.22	(335,300)	$17.94
Expired	(16,342)	$15.69			(18,388)	$24.44	(4,566)	$48.51

Outstanding at end of year	2,768,928	$14.84	4.56	$19,524	2,985,192	$15.69	2,680,390	$15.96

Options exercisable at year-end	1,601,028	$16.12	4.54	$13,384	1,678,559	$17.01	1,637,945	$16.76

Options expected to vest in future periods	1,069,119	$13.31	5.55	$5,607	1,075,473	$14.19	830,552	$15.25

Weighted average fair value of options granted during the fiscal years ended May 31, is as follows:

	2013	2012	2011
Weighted-average fair value of options granted during the year	$4.19	$5.62	$6.83

On May 31, 2013, there remained approximately 2.0 million shares available for granting of options under the 2004 Plan. Options are exercisable into common stock.

All of our options were granted at exercise prices equal to the quoted market price of our common stock at the date of the grants. Options under these grants vest 25% per year over four years for employees and 100% after one year for consultants. Initial grants to directors vest 25% per year over four years and subsequent grants to directors vest 33 1/3 % per year over three years. Options granted prior to May 1, 2007 expire on the tenth anniversary of the grant date. Options granted on or after May 1, 2007, expire on the seventh anniversary of the grant date. The total intrinsic value of options exercised was $0.1 million, $2.2 million, and $1.3 million for the years ended May 31, 2013, May 31, 2012 and May 31, 2011, respectively. We generally issue authorized but unissued shares upon stock option exercises and the settlement of performance share awards and restricted stock units.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

The fair value of the options granted under the 1997 and 2004 Plans was estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

	2013	2012	2011
Expected stock price volatility	43.91%	49.06%	52.39%
Risk-free interest rate	0.62%	0.70%	1.33%
Expected life of options	4.62 years	4.59 years	4.63 years

The following information applies to options outstanding at May 31, 2013:

Range of exercise prices	Number outstanding	Weighted- average remaining life in years	Weighted- average exercise price	Number Exercisable	Weighted- average exercise price
$ 6.52 - $11.93	286,756	4.94	$10.57	71,056	$10.52
$12.06 - $12.97	364,361	5.85	12.40	85,361	12.47
$13.18 - $13.85	465,931	4.24	13.36	265,642	13.36
$13.92 - $14.31	430,000	5.21	13.95	119,167	13.98
$14.48 - $15.57	372,566	3.03	15.32	288,566	15.27
$15.75 - $16.58	370,564	3.45	16.13	292,486	16.19
$16.75 - $19.94	285,580	2.02	18.19	285,580	18.19
$20.06 - $31.33	193,170	2.11	23.05	193,170	23.05

	2,768,928	4.56	$14.84	1,601,028	$16.12

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

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

	Non-Vested Stock Award Units	Weighted Average Grant-Date Fair Value
Balance as of May 31, 2012	353,895	$14.12
Granted	313,247	10.79
Cancelled	(73,479)	12.73
Vested	(111,019)	14.24

Balance as of May 31, 2013	482,644	12.14

The total fair value of restricted stock awards vesting was $1.2 million, $0.9 million, and $1.1 million for the years ended May 31, 2013, May 31, 2012 and May 31, 2011, respectively.

4. Unrecognized Compensation Cost:

Under the provisions of authoritative guidance on share based payment awards, we expect to recognize the following future expense for awards outstanding as of May 31, 2013 ($ in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Vesting Period (in years)
Stock Options	$4,596	2.39
Non-vested stock awards	4,091	2.54

	$8,687	2.45

Unrecognized compensation cost for stock options is presented net of 12% assumed annual forfeitures.

5. Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides a means by which our employees (the “participants”) are given an opportunity to purchase our common stock through payroll deductions. The maximum number of shares to be offered under the Stock Purchase Plan is 1,200,000 shares of our common stock, subject to any increase authorized by the Board of Directors. Shares are offered through two purchase periods, each with duration of approximately 6 months, commencing on the first business day of the first and third fiscal quarters. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of our stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the Board of Directors. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

We use the Black-Scholes option-pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognize expense related to shares purchased ratably over the offering period.

For the years ended May 31, 2013, May 31, 2012 and May 31, 2011, 123,556, 103,362 and 84,927 shares, respectively, were issued at an average price of $9.80, $11.62 and $13.01, respectively, under the Stock Purchase Plan. As of May 31, 2013, 570,170 shares remained available for future purchases under the Stock Purchase Plan.

For fiscal 2013, stock based compensation was $4.6 million pre-tax ($3.1 million after tax). For fiscal 2012, stock based compensation was $4.1 million pre-tax ($2.7 million after tax). For fiscal 2011, stock based compensation was $4.6 million pre-tax ($2.9 million after tax).

The following table summarizes stock-based compensation in accordance with authoritative guidance on share based payment awards for the years ended May 31, 2013, May 31, 2012 and May 31, 2011, which was allocated as follows:

	May 31, 2013	May 31, 2012	May 31, 2011
	(In thousands)
Cost of sales	$271	$268	$227

Research and development	399	738	702
Sales and marketing	1,610	1,340	1,439
General and administrative	2,329	1,744	2,241

Stock based compensation expense included in operating expenses	4,338	3,822	4,382

Total stock based compensation	4,609	4,090	4,609
Tax benefit	1,540	1,386	1,677

Stock based compensation expense, net of tax	$3,069	$2,704	$2,932

NOTE N—COMMITMENTS AND CONTINGENCIES

Leases

We are committed under non-cancelable operating leases for facilities and equipment. During fiscal 2013, 2012 and 2011, aggregate rental costs under all operating leases were approximately $2.5 million, $3.1 million and $3.1 million, respectively. Future annual payments under non-cancelable operating leases in the aggregate, of which one includes an escalation clause, with initial remaining terms of more than one year at May 31, 2013, are summarized as follows (in thousands):

2014	$2,132
2015	1,909
2016	1,373
2017	982
2018 +	2,594

$8,990

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

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

Cardinal Health v. Navilyst Medical, Inc.

On December 21, 2011, Cardinal Health Canada 204, Inc. (Cardinal Health) filed a demand for arbitration pursuant to the terms of the International Distributorship Agreement entered into as of November 1, 2008 between Navilyst and Cardinal Health. Cardinal Health claims that it is entitled to damages based on Navilyst’s decision to terminate the International Distributorship Agreement. The parties have entered into a written stipulation to stay the proceedings in this matter pending the outcome of a related litigation brought by Cardinal health against three of our current and former employees (all of whom are former employees of Cardinal Health) in the Ontario Superior Court of Justice (Cardinal Health Canada, Inc. vs. Alexander, Sohi & Campbell, Superior Court of Justice, Ontario, Canada, No. CV-11-440418 (the Ontario Litigation). If this matter proceeds following

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

the stay, we intend to deny the allegations contained in the demand for arbitration and to advance counterclaims against Cardinal Health. Navilyst entered into a joint defense agreement with the defendants in the Ontario Litigation, pursuant to which Navilyst agreed, subject to certain conditions, to indemnify the defendants for all legal fees relating to the Ontario Litigation as well as any damages or cost awards arising out of the Ontario Litigation. While we intend to vigorously defend against these actions, each of these cases is in the preliminary stages and, as a result, the ultimate outcome of these cases and their potential financial impact are not determinable at this time.

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

Future Purchase Obligations

We have entered into commitments for future minimum inventory purchases related to several core products. Total future purchase obligations for fiscal years ending May 31 are as follows: $3.7 million in 2014, $0.4 million in 2015 and $0.4 million in 2017. There are no such obligations in fiscal 2016.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

NOTE O—SEGMENTS AND GEOGRAPHIC INFORMATION

Segment information

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

	Twelve months ended
	May 31, 2013	May 31, 2012	May 31, 2011
Net Sales by Product Category
Peripheral Vascular	$188,181	$95,200	$86,992
Access	106,690	63,857	62,530

Vascular	294,871	159,057	149,522

Oncology/Surgery	47,155	62,730	66,228

Total	$342,026	$221,787	$215,750

Geographic information

Total sales for geographic areas are summarized below (in thousands):

	Year Ended
	May 31, 2013	May 31, 2012	May 31, 2011
Net sales by Geography
United States	$274,836	$188,187	$188,879
International	67,190	33,600	26,871

Total	$342,026	$221,787	$215,750

We market our products internationally through a direct sales force and independent distributors. The international distributors may also distribute competitive products under certain circumstances. The international distributors also play an important role in our clinical testing outside of the United States. The loss of any international distributor would not have a material adverse effect on our business if a new distributor, sales representative or other suitable sales organization could not be found on a timely basis. For fiscal years 2013, 2012 and 2011, International sales as a percentage of total net sales were 20%, 15% and 12%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of our net sales in any of the last three fiscal years. 99% of our total assets are located within the United States.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013 and May 31, 2012

NOTE P—QUARTERLY INFORMATION (unaudited)

Quarterly results of operations during 2013 and 2012 are as follows:

	2013
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$83,406	$87,007	$81,571	$90,042
Gross profit	39,459	44,088	41,201	44,241
Net income (loss)	(721)	1,969	(992)	(868)
Earnings per common share
Basic	(0.02)	0.06	(0.03)	(0.03)
Diluted	(0.02)	0.06	(0.03)	(0.03)

	2012
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$54,431	$58,099	$51,567	$57,690
Gross profit	32,146	33,231	29,414	31,168
Net income (loss)	1,373	2,329	(1,768)	(7,028)
Earnings per common share
Basic	0.05	0.09	(0.07)	(0.27)
Diluted	0.05	0.09	(0.07)	(0.27)

The data in the schedules above has been intentionally rounded to the nearest thousand and therefore the quarterly amounts may not sum to the fiscal year to date amounts.

The first quarter results for fiscal 2013 included in “Acquisition, restructuring and other items, net”, $2.2 million in transaction and related costs of the Navilyst acquisition and $337 thousand in costs associated with the decision to close our UK facility. The 2013 second quarter results included $1.7 million for Navilyst transaction costs, $476 thousand for the UK closure costs, $425 thousand in litigation costs and $325 thousand in costs related to the Vortex acquisition, offset by $770 thousand gain on sale of a product line. The 2013 third quarter results included $1.6 million in costs related to the discontinuance of a product line, $1.3 million in Navilyst transaction costs, $920 thousand for the UK closure costs, $901 thousand in litigation costs and $414 thousand in transaction costs of the Vortex and Microsulis acquisitions. The 2013 fourth quarter results included $2.1 million for Navilyst transaction costs, $717 thousand in UK closure costs, and $580 thousand in litigation costs.

The fourth quarter results for fiscal 2012 included in “Acquisition, restructuring and other items, net”, $16.2 million of expenses primarily comprised of $11.2 million in transaction and related costs of the Navilyst acquisition, $2.3 million in costs for CEO and executive transitions, $1.8 million in costs associated with the decision to close our UK facility, $600 thousand in costs related to the Microsulis arrangement and $465 thousand related to C.R. Bard patent litigation.

AngioDynamics, Inc. and Subsidiaries

	SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
	(in thousands)
Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions - Charged to costs and expenses	Deductions- describe		Balance at End of Period
Year Ended May 31, 2011
Allowance for deferred tax asset	1,162	27	(55)		1,134
Allowance for sales returns and doubtful accounts	558	4,202	(4,275)	(a)	485

Totals	$1,720	$4,229	$(4,330)		$1,619

Year Ended May 31, 2012
Allowance for deferred tax asset	1,134	208	(146)		1,196
Allowance for sales returns and doubtful accounts	485	4,859	(4,411)	(a)	933

Totals	$1,619	$5,067	$(4,557)		$2,129

Year Ended May 31, 2013
Allowance for deferred tax asset	1,196	—	(484)	(b)	712
Allowance for sales returns and doubtful accounts	933	4,134	(3,795)	(a)	1,272

Totals	$2,129	$4,134	$(4,279)		$1,984

(a)	Previously reserved sales returns and accounts written off as uncollectible.
(b)	Use of fully reserved capital losses and expiration of fully reserved state tax credits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.

Date:	August 14, 2013	By:	/S/ VINCENT BUCCI
Vincent Bucci, Chairman of the Board, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 14, 2013	/S/ VINCENT BUCCI
Vincent Bucci,
Chairman of the Board, Director

Date:	August 14, 2013	/S/ JOSEPH M. DEVIVO
Joseph M. DeVivo
Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2013	/S/ MARK T. FROST
Mark T. Frost
Executive Vice President—Chief Financial Officer, Treasurer (Principal Financial and Chief Accounting Officer)

Date:	August 14, 2013	/S/ WESLEY E. JOHNSON, JR.
Wesley E. Johnson, Jr.,
Director

Date:	August 14, 2013	/S/ HOWARD W. DONNELLY
Howard W. Donnelly,
Director

Date:	August 14, 2013	/S/ JEFFREY G. GOLD
Jeffrey G. Gold,
Director

Date:	August 14, 2013	/S/ DENNIS S. METENY
Dennis S. Meteny,
Director

Date:	August 14, 2013	/S/ STEVE LAPORTE
Steve LaPorte,
Director

Date:	August 14, 2013	/S/ KEVIN GOULD
Kevin Gould,
Director

Date:	August 14, 2013	/S/ DAVID BURGSTAHLER
David Burgstahler,
Director

Date:	August 14, 2013	/S/ SRIRAM VENKATARAMAN
Sriram Venkataraman,
Director

EXHIBITS

(b)	Exhibits

2.1	Master Separation and Distribution Agreement, effective as of May 2004, between E-Z-EM, Inc. and AngioDynamics, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s registration statement on Form S-1/A , filed with the Commission on May 12, 2004).

2.2	Stock Purchase Agreement, dated October 12, 2006, by and between AngioDynamics, Inc., Oncobionic, Inc. and the shareholders of Oncobionic, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 10-Q, filed with the Commission on January 11, 2007).

2.3	Agreement and Plan of Merger, dated as of November 27, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4, filed with the Commission on December 8, 2006).

2.4	Amendment No. 1, dated December 7, 2006, to the Agreement and Plan of Merger, dated as of November 27, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to Annex E of the Company’s Registration Statement on Form S-4, filed with the Commission on December 8, 2006).

2.5	Amendment No. 2, dated January 16, 2007, to the Agreement and Plan of Merger, dated as of November 27, 2006, by and among AngioDynamics, Inc., Royal I, LLC and RITA Medical Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K, filed with the Commission on January 16, 2007).

2.6	Asset Purchase Agreement, dated as of April 9, 2008, by and between Diomed Holdings, Inc. and Diomed, Inc., as sellers and AngioDynamics, Inc., as Buyer (We agree to furnish to the Commission, upon request, a copy of each exhibit to this Asset Purchase Agreement).

2.7	Sale of the Business and Assets of Diomed Limited (in administration), dated April 10, 2008, by and between AngioDynamics, Inc., Diomed Limited (in administration) and Steve Law (as administrator) (We agree to furnish to the Commission, upon request, a copy of each exhibit to this Stock Purchase Agreement).

2.8	Stock Purchase Agreement, dated as of January 30, 2012, by and among AngioDynamics, Inc., NM Holding Company, Inc. (“Navilyst”), the stockholders of Navilyst who are, or will be before the closing set forth on the signature pages thereto, solely with respect to, and as specified in, Sections 2.4 and 7.11(b) thereof, the Optionholders who execute joinder agreements thereto, and, solely with respect to, and as specified in, Section 2.6 and Article XII thereof, Avista Capital Partners GP, LLC, in its capacity as sellers’ representative (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the Commission on February 3, 2012).

2.9	Stockholders Agreement, dated as of May 22, 2012, among AngioDynamics, Inc. and the stockholders set forth on the signature pages thereto (incorporated by reference to Exhibit 2.2 of the Company’s current report on Form 8-K filed with the Commission on May 25, 2012).

2.10	Stock Purchase Agreement, dated as of October 8, 2012, by and among AngioDynamics, Inc., Vortex Medical, Inc. (“Vortex”), the stockholders of Vortex set forth on the signature pages thereto, the optionholders of Vortex set forth on the signature pages thereto and CHTP Management Services, Inc., as sellers’ representative (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K, filed with the Commission on October 12, 2012).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 7, 2005).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 7, 2005).

4.1	Rights Agreement, dated as of May 26, 2004, between AngioDynamics, Inc. and Registrar & Transfer Company, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s registration statement on Form 8-A, filed with the Commission on October 27, 2004).

4.2	Certificate of Designation, Preferences and Rights of Series A Preferred Stock of AngioDynamics, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K, filed with the Commission on November 28, 2006).

4.3	First Amendment to Rights Agreement, dated as of January 30, 2012, by and between AngioDynamics, Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the Commission on February 3, 2012).

4.4	Credit Agreement, dated as of May 22, 2012, by and among AngioDynamics, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on May 25, 2012).

4.5	Except as set forth in Exhibit 4.4 above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted. We agree to furnish to the Commission, upon request, a copy of each instrument with respect to issuances of long term debt of the Company and its subsidiaries.

10.1.1	AngioDynamics, Inc. 1997 Stock Option Plan, as amended by the Board and Shareholders on February 27, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s registration statement on Form S-1, filed on March 5, 2004).

10.1.2	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (as amended) (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 10, 2012).

10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (as amended) (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 10, 2012).

10.3	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 12, 2004).

10.4	Form of Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2005).

10.5	Form of Restricted Stock Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (incorporated by reference to the Company’s current report on Form 8-K, filed with the Commission on May 12, 2005).

10.6	Rita Medical Systems, Inc. 1994 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of Rita Medical Systems registration statement on Form S-1, filed with the Commission on May 3, 2000)

10.7	Horizon Medical Products, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of Horizon Medical Products’ registration statement on Form S-1, filed with the Commission on February 13, 1998.

10.8	Rita Medical Systems, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 10.3 of Rita Medical Systems registration statement on Form S-1/A, filed with the Commission on June 14, 2000).

10.9	Rita Medical Systems, Inc. 2000 Directors’ Stock Plan, as amended on June 8, 2005 (incorporated by reference to Exhibit 99.2 of Rita Medical System’s registration statement on Form S-8, filed with the Commission on July 8, 2005).

10.10	Rita Medical Systems, Inc. 2005 Stock and Incentive Plan (incorporated by reference to Exhibit 99.1 of Rita Medical System’s registration statement on Form S-8, filed with the Commission on July 8, 2005).

10.11	Form of Indemnification Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2006).

10.12.1	Form of Severance Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K, filed with the Commission on October 31, 2007).

10.12.2	Form of Severance Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K, filed with the Commission on January 8, 2009).

10.13	Building Loan Agreement, dated as of August 1, 2002, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.10 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.14	Mortgage and Security Agreement, dated as of August 1, 2002, from Counties of Warren and Washington Industrial Development Agency, as Issuer, and AngioDynamics, Inc. to Keybank National Association for the holders of the Issuer’s Multimode Variable Rate Industrial Development Revenue Bonds (incorporated by reference to Exhibit 10.11 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.15	Installment Sale Agreement, dated as of August 1, 2002, by and between Counties of Warren and Washington Industrial Development Agency and AngioDynamics, Inc. (incorporated by reference to Exhibit 10.15 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.16	Reimbursement Agreement, dated as of August 1, 2002, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.16 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.17	First Amendment to the Reimbursement Agreement, dated as of December 29, 2003, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.17 of the Company’s registration statement on Form S-1, filed with the Commission on March 5, 2004).

10.18	Note Purchase Agreement, dated as of December 5, 2006, by and between AngioDynamics, Inc. and Keybanc Capital Markets (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed with the Commission on August 14, 2008).

10.19	Reimbursement Agreement, dated as of December 1, 2006, by and between AngioDynamics, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed with the Commission on August 14, 2008).

10.20	Offer Letter for the Chief Executive Officer, dated January 19, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.21	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on May 19, 2011).

10.22	Non-Statutory Stock Option Agreement, by and between AngioDynamics, Inc. and Jan Keltjens, dated January 19, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.23	Restricted Stock Agreement, by and between AngioDynamics, Inc. and Jan Keltjens, dated January 19, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.24	Employment Agreement, by and between AngioDynamics, Inc. and Eamonn Hobbs, dated January 20, 2009 (incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.25	Consulting Agreement, by and between AngioDynamics, Inc. and Eamonn Hobbs, dated January 20, 2009 (incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.26	Non-Statutory Stock Option Agreement, by and between AngioDynamics, Inc. and Eamonn Hobbs, dated January 20, 2009 (incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.27.1	Employment Agreement, dated August 15, 2011, between AngioDynamics, Inc. and Joseph M. DeVivo (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on August 16, 2011, 2011).

10.27.2	Change in Control Agreement, dated August 15, 2011, between AngioDynamics, Inc. and Joseph M. DeVivo (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on August 16, 2011, 2011).

10.28	AngioDynamics, Inc. Fiscal Year 2011 Senior Executive Cash Incentive Program (incorporated by reference to Exhibit 10.27 of the Company’s annual report on Form 10-K, filed with the commission on August 12, 2011).

10.29	AngioDynamics, Inc. Fiscal Year 2011 Senior Executive Equity Incentive Program (incorporated by reference to Exhibit 10.28 of the Company’s annual report on Form 10-K, filed with the commission on August 12, 2011).

10.30	AngioDynamics, Inc. Fiscal Year 2012 Senior Executive Cash Incentive Program (incorporated by reference to Exhibit 10.29 of the Company’s annual report on Form 10-K, filed with the commission on August 12, 2011).

10.31	AngioDynamics, Inc. Fiscal Year 2012 Senior Executive Equity Incentive Program (incorporated by reference to Exhibit 10.30 of the Company’s annual report on Form 10-K, filed with the commission on August 12, 2011).

10.32	Separation and General Release, by and between AngioDynamics, Inc. and Jan Keltjens, dated June 13, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on June 14, 2011).

10.33	Escrow Agreement, dated as of May 22, 2012, by and among AngioDynamics, Inc., Avista Capital Partners GP, LLC, as sellers’ representative, and JPMorgan Chase Bank, National Association, as escrow agent (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Commission on May 25, 2012).

10.34	Retirement and Separation Agreement and General Release, dated November 19, 2012, between AngioDynamics, Inc. and D. Joseph Gersuk (incorporated by reference as Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on November 21, 2012).

10.35	Change in Control Agreement, effective November 30, 2012, between AngioDynamics, Inc. and Mark T. Frost (incorporated by reference as Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on November 21, 2012).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2006).

21	Subsidiaries.

23	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents