Form 10-Q
period 2013-08-31
ANGIODYNAMICS INC
filed 2013-10-10
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 1, 2013
Common Stock, par value $.01	35,253,222 shares

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	Aug 31, 2013	Aug 31, 2012
Net sales	$83,579	$83,406
Cost of sales	41,097	43,947

Gross profit	42,482	39,459

Operating expenses
Research and development	6,709	7,074
Sales and marketing	19,963	18,543
General and administrative	6,528	6,899
Amortization of intangibles	4,284	3,737
Change in fair value of contingent consideration	733	—
Acquisition, restructuring and other items, net	2,002	2,522
Medical device excise tax	976	—

Total operating expenses	41,195	38,775

Operating income	1,287	684

Other income (expenses)
Interest expense	(1,246)	(1,332)
Interest income	—	82
Other expense	(688)	(588)

Total other income (expenses)	(1,934)	(1,838)

Loss before income tax benefit	(647)	(1,154)
Income tax benefit	(221)	(433)

Net loss	$(426)	$(721)

Loss per share
Basic	$(0.01)	$(0.02)

Diluted	$(0.01)	$(0.02)

Basic weighted average shares outstanding	34,950	34,704
Diluted weighted average shares outstanding	34,950	34,704

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	Aug 31, 2013	Aug 31, 2012
Net loss	$(426)	$(721)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on interest rate swap	319	(1,088)
Unrealized gain on marketable securities	—	33
Foreign currency translation gain	70	41

Other comprehensive income (loss), before tax	389	(1,014)
Income tax (expense) benefit related to items of other comprehensive income	(118)	391

Other comprehensive income (loss), net of tax	271	(623)

Total comprehensive loss, net of tax	$(155)	$(1,344)

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	Aug 31, 2013	May 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,065	$21,802
Marketable securities, at fair value	1,850	2,153

Total cash, cash equivalents and marketable securities	23,915	23,955
Accounts receivable, net of allowances of $1,467 and $1,272 respectively	46,561	47,791
Inventories	59,249	55,062
Deferred income taxes	6,516	6,591
Prepaid expenses and other	8,993	8,117

Total current assets	145,234	141,516
PROPERTY, PLANT AND EQUIPMENT-AT COST, net	63,748	62,650
OTHER ASSETS	5,307	5,559
INTANGIBLE ASSETS, net	216,355	214,848
GOODWILL	359,736	355,458
DEFERRED INCOME TAXES, long term	10,227	11,007
PREPAID ROYALTIES	546	546

TOTAL ASSETS	$801,153	$791,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$26,701	$24,522
Accrued liabilities	16,499	16,426
Current portion of long-term debt	13,125	7,500
Current portion of contingent consideration	12,704	9,207
Other current liabilities	5,334	5,782

Total current liabilities	74,363	63,437
LONG-TERM DEBT, net of current portion	129,375	135,000
DEFERRED INCOME TAXES, long term	1,201	—
Contingent consideration, net of current portion	67,096	65,842
Other long term liabilities	673	475

Total liabilities	272,708	264,754

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 35,230,433 and 35,060,351 shares at August 31,2013, 2013 and May 31, 2013, respectively	352	351
Additional paid-in capital	502,323	500,554
Retained earnings	29,137	29,563
Treasury stock, 142,305 shares, at cost	(2,104)	(2,104)
Accumulated other comprehensive loss	(1,263)	(1,534)

Total stockholders’ equity	528,445	526,830

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$801,153	$791,584

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	Aug 31, 2013	Aug 31, 2012
Cash flows from operating activities:
Net loss	$(426)	$(721)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,097	5,869
Stock based compensation	1,152	1,122
Change in fair value of contingent consideration	733	—
Deferred income taxes	538	(85)
Change in accounts receivable allowances	195	(35)
Tax effect on exercise of stock options and issuance of performance shares	(61)	—
Other	(47)	45
Amortization of acquired inventory basis step-up	—	3,445
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,858	3,195
Inventories	(3,490)	(11,036)
Prepaid expenses and other	(404)	(601)
Accounts payable and accrued liabilities	1,155	(6,812)

Net cash provided by (used in) operating activities	7,300	(5,614)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,903)	(968)
Acquisition of business, net of cash acquired	(3,239)	—
Acquisition of intangible and other assets	(930)	858
Purchases of marketable securities	—	(4,962)
Proceeds from sale or maturity of marketable securities	303	7,365

Net cash (used in) provided by investing activities	(6,769)	2,293

Cash flows from financing activities:
Repayment of long-term debt	—	(1,875)
Payment of contingent consideration previously established in purchase accounting	(950)	—
Proceeds from exercise of stock options and employee stock purchase plan	678	579

Net cash used in financing activities	(272)	(1,296)

Effect of exchange rate changes on cash and cash equivalents	4	5

Increase (Decrease) in cash and cash equivalents	263	(4,612)
Cash and cash equivalents at beginning of period	21,802	23,508

Cash and cash equivalents at end of period	$22,065	$18,896

	Three Months Ended
	Aug 31, 2013	Aug 31, 2012
Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for acquisition of intangibles and business	$4,970	$—
Contractual obligations for acquisition of fixed assets	—	2,769

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended August 31, 2013

(unaudited)

(in thousands, except share data)

					Accumulated
			Additional		other
	Common Stock		paid in	Retained	comprehensive	Treasury Stock
	Shares	Amount	capital	earnings	loss	Shares	Amount	Total
Balance at May 31, 2013	35,060,351	$351	$500,554	$29,563	$(1,534)	(142,305)	$(2,104)	$526,830
Net loss				(426)				(426)
Exercise of stock options	5,273		11					11
Tax impact of stock option activity			(61)					(61)
Purchase of common stock under ESPP	71,989		667					667
Issuance of performance shares	92,820	1						1
Stock based compensation			1,152					1,152
Other comprehensive income, net of tax					271			271

Balance at August 31, 2013	35,230,433	$352	$502,323	$29,137	$(1,263)	(142,305)	$(2,104)	$528,445

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and August 31, 2012

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of August 31, 2013, the consolidated statement of stockholders’ equity for the three months ended August 31, 2013, the consolidated statements of income, the consolidated statements of comprehensive income and the consolidated statement of cash flows for the three months ended August 31, 2013 and August 31, 2012 have been prepared by us without audit. The consolidated balance sheet as of May 31, 2013 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended August 31, 2013 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2013, filed by us on August 14, 2013. Our most significant accounting policies are disclosed in Note A to the consolidated financial statements included in the aforementioned Form 10-K for the fiscal year ended May 31, 2013. The results of operations in the fiscal periods ended August 31, 2013 and August 31, 2012 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the three months ended August 31, 2013 and August 31, 2012 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, AngioDynamics UK Limited, AngioDynamics Netherlands B.V., NM Holding Company, Inc. (Navilyst), Vortex Medical, Inc. since October 15, 2012 and Clinical Devices B.V. since August 15, 2013, (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

We consider our business to be a single segment entity – the development, manufacture and sale on a global basis of medical devices for vascular access, surgery, peripheral vascular disease and oncology. Our chief operating decision maker (CEO) evaluates the various global product portfolios on a net sales basis. Executives reporting in to the CEO include those responsible for operations and supply chain management, research and development, sales, franchise marketing and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources

We have performed an evaluation of subsequent events through the date the financial statements were issued. See Note N for subsequent event information.

Recent Developments

New Credit Agreement

On September 19, 2013, we refinanced our existing debt by entering into a credit agreement providing for a $100 million senior secured term loan facility and a $100 million senior secured revolving credit facility. On the same date, we repaid all amounts owed under our previously existing credit agreement. See Note N for further information.

Acquisition of Clinical Devices, B.V.

On August 15, 2013 we acquired all the outstanding shares of stock of Clinical Devices, B.V., our exclusive distributor of our fluid management products in the Netherlands. The acquisition includes certain in-process research and development for a next-generation tip location technology. See Note B for further information on the acquisition.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

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

In December 2011, we initiated a comprehensive Quality Call to Action Program to review and augment our Quality Management Systems at our Queensbury facility. To accelerate implementation of the program, we engaged a team of external regulatory and quality experts and reallocated a significant number of engineering and product development resources to support this corporate initiative. From inception of the Quality Call to Action Program through fiscal 2013, we incurred $3.2 million in direct costs associated with the program.

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

Acquisition, restructuring and other items, net

Navilyst Acquisition Costs

The three month periods ended August 31, 2013 and August 31, 2012 included approximately $1.2 million and $2.2 million, respectively, in transaction and severance costs related to the Navilyst acquisition. These costs are included in “Acquisition, restructuring and other items, net” in the statements of income. See Note B for additional information.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

(unaudited)

NOTE B – ACQUISITIONS

Acquisition of Clinical Devices

On August 15, 2013 we acquired all the outstanding shares of capital stock of Clinical Devices, B.V., exclusive distributor of our fluid management products in the Netherlands. The stock purchase agreement provided for the payment of $3.7 million in cash at closing, which was subject to a working capital adjustment and $400,000 holdback, plus future earn out consideration payable in cash. Earn out consideration is based on our net sales of the fluid management products during the five quarters following the closing as well as milestone payments for achieving regulatory approvals of certain in process research and development for a next-generation tip location technology. The total estimated purchase consideration of $8.7 million includes the upfront payment and the estimated fair value of contingent consideration of $5.0 million. See Note J for additional information related to the contingent Earn out liability.

Goodwill recorded as a result of the acquisition was approximately $4.3 million. Goodwill is not deductible for tax purposes. Intangible assets acquired, other than goodwill, totaled approximately $5.1 million, of which $3.6 million has been identified for in-process research and development (10-year estimated weighted average useful life), $1.4 million as customer relationships (15-year estimated weighted average useful life) and $70,000 as trademarks (5-year estimated weighted average useful life). A deferred tax liability of $1.2 million was also recorded.

The acquisition has been accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective August 15, 2013. The pro-forma effects of the acquisition on our income statement and balance sheet were not material. We have not finalized the purchase accounting, which may be adjusted as further information about conditions existing at the acquisition date becomes available.

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

The total estimated purchase consideration of $33.6 million includes the initial investment of $5.0 million, closing payments totaling $10.5 million, a $5.0 million payment due on December 31, 2013 and the estimated fair value of contingent consideration (Earn out) of $13.2 million. The estimated fair value of contingent consideration is based on projected net sales over the nine year period following the closing. The amount of the Earn out consideration that could be paid on net sales is not limited. See Note J for additional information related to the contingent Earn out liability.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

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

The estimated purchase consideration exceeds the fair value of the acquired net assets by $19.3 million and was recorded as goodwill. Goodwill is deductible for tax purposes. Intangible assets are being amortized over their estimated useful lives of which range from 10 to 15 years. During the first fiscal quarter of 2014, we incurred acquisition related costs of $59 thousand, which were expensed to “Acquisition, restructuring and other items, net” in the statement of income.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

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

The stock purchase agreement provided for the payment of $15.1 million in cash at closing, which was subject to a working capital adjustment, plus future earn out consideration payable in cash. Earn out consideration is based on our net sales of the AngioVac system during the ten years following the closing, payable in the amount of 10% of annual net sales up to $150 million, 12.5% of annual net sales between $150 million and $500 million, and 15% of annual net sales above $500 million. The Earn out consideration is subject to guaranteed minimum payments payable on the anniversary dates following closing, in the amounts of $8.35 million on the first, $8.0 million on the second, third and fourth, and $7.65 million on the fifth anniversary date. If a minimum payment for a period exceeds the contingent earn out payment for the same period, the amount of the excess will be credited against future contingent earn out payments.

The total estimated purchase consideration of $75.3 million included the upfront payment of $15.1 million and the estimated fair value of contingent consideration of $60.3 million, $40 million of which is guaranteed. The estimated fair value of contingent consideration is based on projected AngioVac net sales in the ten year period following the closing. The amount of the Earn out consideration that could be paid on AngioVac net sales is not limited. See Note J for additional information related to the contingent Earn out liability.

The Vortex historical financial results were not significant and therefore pro forma results would not be substantially different. The operations of Vortex have been fully integrated from the date of acquisition.

The following table summarizes the fair value of the assets acquired and liabilities assumed (in thousands):

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

The purchase consideration exceeded the fair value of the acquired net assets by $29.5 million and was recorded as goodwill. Goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 15 years as revenues are earned from the sales of the related products.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

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

The fiscal quarters ended August 31, 2013 and 2012 included $1.2 million and $2.2 million, respectively, in transaction, integration and severance costs related to the Navilyst acquisition. These costs are included in “Acquisition, restructuring and other items, net” in the statement of income. Investment funds affiliated with Avista Capital Partners, former owners of Navilyst, received approximately 9.4 million shares of our common stock and, as of August 31, 2013, held approximately 27% of our outstanding shares. Investment funds affiliated with Avista Capital Partners entered into a stockholders agreement with us as part of the transaction and also appointed two additional directors to our existing Board of Directors.

To satisfy any working capital adjustment and potential indemnification claims that may arise, $19.1 million of purchase consideration was held in escrow at May 31, 2013, including approximately $14.0 million in cash and approximately 415 thousand shares of common stock. The indemnification claims period terminated on July 15, 2013and the escrow was released.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

(unaudited)

NOTE B – ACQUISITIONS – (cont’d)

The following table summarizes the fair values of the assets acquired and liabilities assumed (in thousands):

May 22,
2012
Cash and cash equivalents	$7,683
Accounts receivable	19,069
Inventories	26,851
Prepaid expenses and other current assets	5,504
Property, plant and equipment	34,017
Deferred tax assets	34,209
Goodwill	144,705
Intangibles	107,100
Other long-term assets	497

Total assets acquired	379,635
Liabilities assumed	(18,287)

Total net assets acquired	$361,348

See Note D for additional information about changes in the carrying amount of goodwill.

NOTE C – INVENTORIES

Inventories are stated at lower of cost (at standard cost which approximates the first-in, first-out method) or market. Inventories consist of the following:

	Aug 31,	May 31,
	2013	2013
	(in thousands)
Raw materials	$21,760	$18,362
Work in process	11,871	11,006
Finished goods	25,618	25,694

Inventories	$59,249	$55,062

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

(unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Intangible assets other than goodwill and indefinite lived intangible assets are amortized over their estimated useful lives, which range between three and fifteen years, on either a straight-line basis over the expected period of benefit or as revenues are earned from the sales of the related products. We periodically review the estimated useful lives of our intangible assets and review such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Our determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

Goodwill and intangible assets that have indefinite useful lives are not amortized, but rather, are tested for impairment annually or more frequently if impairment indicators arise. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets have been recorded at either incurred or allocated costs. Allocated costs were based on respective fair market values at the date of acquisition.

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

We consider our business to be a single operating segment entity – the development, manufacture and sale on a global basis of medical devices for vascular access, surgery, peripheral vascular disease and oncology. For the purpose of assessing goodwill for impairment, we have also determined that there is one reporting unit.

To determine fair value of our reporting unit, we considered two market-based approaches and an income approach. Under the market-based approaches, we utilized information regarding our own as well as publicly available industry information to determine earnings multiples and sales multiples. Under the income approach, we determined fair value based on estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. We determined the discounted cash flow as the best indicator to determine fair value.

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

August 31, 2013 and August 31, 2012

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

Adjustments to goodwill for the three months ended August 31, 2013 are as follows (in thousands):

Balance, May 31, 2013	$355,458
Acquisition of Clinical Devices B.V.	4,278

Balance, August 31, 2013	$359,736

The above change in the carrying value of goodwill is the result of the acquisition of Clinical Devices, B.V. as discussed in Note B.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

(unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

The balances of intangible assets are as follows:

	August 31, 2013
	Gross			Weighted
	carrying	Accumulated	Net carrying	avg useful
	value	amortization	value	life
		(in thousands)		(years)
Product technologies	$149,105	$(26,625)	$122,480	10.3
Customer relationships	86,598	(32,572)	54,026	11.9
Trademark-NAMIC	28,600	—	28,600	Indefinite
Licenses	7,388	(4,819)	2,569	7.7
Trademarks	6,345	(1,265)	5,080	8.0
In-process R&D acquired	3,600	—	3,600	Indefinite
Distributor relationships	900	(900)	—	3.0

	$282,536	$(66,181)	$216,355

	May 31, 2013
	Gross			Weighted
	carrying	Accumulated	Net carrying	avg useful
	value	amortization	value	life
		(in thousands)		(years)
Product technologies	$150,181	$(24,835)	$125,346	10.6
Customer relationships	84,479	(30,595)	53,884	14.8
Trademark-NAMIC	28,600	—	28,600	Indefinite
Licenses	6,302	(4,501)	1,801	9.0
Trademarks	6,275	(1,058)	5,217	9.9
Distributor relationships	900	(900)	—	3.0

	$276,737	$(61,889)	$214,848

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

(unaudited)

NOTE E – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Aug 31,	May 31,
	2013	2013
	(in thousands)
Payroll and related expenses	$6,815	$6,491
Royalties	1,870	2,034
Deferred revenue	1,590	1,573
Accrued severance	1,363	1,602
Sales and franchise taxes	1,165	1,047
Interest rate swap liability	203	523
Other	3,493	3,156

Total	$16,499	$16,426

Our operating results include additional expense of approximately $0.3 million for accrual balances that were estimated at May 31, 2013 and corrected during the quarter ended August 31, 2013 for their final settlement amount. The amount is deemed immaterial to the previously issued financial statements and to the current period financial statements.

NOTE F – LONG TERM DEBT

Bank Credit Agreement

In connection with the Navilyst acquisition, we entered into a Credit Agreement with a group of banks which provided a $150 million senior secured term loan facility and a $50 million senior secured revolving credit facility. The $150 million in proceeds from the term loan were used to finance a portion of the consideration for the acquisition. The revolving facility may be used for general corporate purposes and was undrawn at August 31, 2013. Both facilities have five year maturities. The term facility has a quarterly repayment schedule equal to 5%, 5%, 15%, 25% and 50% of its principal amount in years one through five. The credit agreement contains certain financial covenants relating to fixed charge coverage and leverage, as defined, with which we were in compliance at August 31, 2013. Amounts borrowed under the Credit Agreement are collateralized by all our assets. Interest on both the term loan and the revolving loan is based on a base rate or Eurodollar rate plus an applicable margin with increases as our total leverage ratio increases, and with the base rate and Eurodollar rate have ranges of 1.0% to 1.75% and 2.0% to 2.75% respectively. In the event of default, the interest rate may be increased by 2.0%. The revolving facility will also carry a commitment fee of 0.30% to 0.50% per year on the unused portion. As of August 31, 2013, net deferred financing costs of $1.83 million are recorded as a component of other assets on the balance sheet and are being amortized over the remaining life of the related debt.

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

The Credit Agreement includes, among other standard provisions, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of (i) consolidated EBITDA minus consolidated capital expenditures to (ii) consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.75 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not more than the applicable ratios as set forth in the Credit Agreement. We were in compliance with both financial covenants as of August 31, 2013.

On September 19, 2013, we refinanced our bank credit facility. See Note N for subsequent event information.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

(unaudited)

NOTE G – INCOME TAXES

Our effective tax rate was a 34% benefit for the first fiscal quarter of 2014 compared with 38% benefit for the prior year period. The current quarter reflects a seven month benefit from the R&D tax credit that is due to expire on December 31, 2013 and a benefit from lower tax rates in foreign jurisdictions in which we operate, offset by non-deductible interest expense related to contingent payments. The prior year quarter reflects that the R&D tax credit which expired December 31, 2011 was not renewed until the third quarter of 2013.

NOTE H – EARNINGS PER COMMON SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share further includes the dilutive effect of potential common stock consisting of stock options, warrants, and restricted stock units, provided that the inclusion of such securities is not antidilutive. Due to a reported net loss for the first fiscal quarter of both 2014 and 2013, our basic and diluted earnings per share calculations are identical.

The following table sets forth the reconciliation of the weighted-average number of common shares (in thousands):

	Three Months Ended
	Aug 31,	Aug 31,
	2013	2012
Basic	34,950	34,704
Effect of dilutive securities	0	0

Diluted	34,950	34,704

Excluded from the calculation of diluted earnings per common share were options and restricted stock awards issued to employees and non-employees to purchase 2.8 million shares of common stock for the three months ended August 31, 2013, as their inclusion would be antidilutive. For the comparable three month period ended August 31, 2012, options and restricted stock awards issued to employees and non-employees to purchase 2.9 million shares of common stock were also excluded as their inclusion would be antidilutive.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

(unaudited)

NOTE I – SEGMENT AND GEOGRAPHIC INFORMATION

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

Net sales by product category are summarized below (in thousands):

	Three Months Ended
	Aug 31,	Aug 31,
	2013	2012
Net sales
Peripheral Vascular	$45,481	$43,243
Vascular Access	25,282	26,584
Oncology/Surgery	11,167	11,321
Supply Agreement	1,649	2,258

Total	$83,579	$83,406

Net sales for geographic areas, based on external customer location, are summarized below (in thousands):

	Three Months Ended
	Aug 31,	Aug 31,
	2013	2012
Net Sales
United States	$67,102	$65,593
International	14,828	15,555
Supply Agreement	1,649	2,258

Total	$83,579	$83,406

NOTE J – FAIR VALUE

Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, interest rate swap agreement and contingent earn outs related to the acquisition of Vortex and Microsulis. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the immediate or short-term maturities. The interest rate swap agreement has been recorded at its fair value based on a valuation received from an independent third party. Marketable securities, with the exception of auction rate securities, are carried at their fair value as determined by quoted market prices. The contingent earn out has been recorded at fair value using the income approach.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include bank time deposits, money market funds, mutual funds and U.S. Treasury securities that are traded in an active exchange market.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include US government securities and corporate bonds. When quoted market prices are unobservable, we obtain pricing information from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing vendor are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many fixed income securities do not trade on a daily basis, the methodology of the pricing vendor uses available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The pricing vendor considers all available market observable inputs in determining the evaluation for a security. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2 and primarily comprise our portfolio of corporate and government fixed income securities. Additionally included in Level 2 are interest rate swap agreements which are valued using a mid-market valuation model.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently includes the auction rate securities where independent pricing information was not able to be obtained and the contingent Earn out related to the acquisition of Vortex, Microsulis and Clinical Devices. Our investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable since these auction rate securities issued by New York state and local government authorities failed auction. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value for all periods presented. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities. The contingent earn outs were valued utilizing a discounted cash flow method as detailed below.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements using inputs
	considered as:			Fair Value at
				August 31,
	Level 1	Level 2	Level 3	2013
Financial Assets
Marketable securities
U.S. government agency obligations	$—	$—	$1,850	$1,850

Total Financial Assets	$—	$—	$1,850	$1,850

Financial Liabilities
Interest rate swap agreements	$—	$203	$—	$203
Contingent liability for acquisition earn out	—	—	79,800	79,800

Total Financial Liabilities	$—	$203	$79,800	$80,003

	Fair Value Measurements using inputs			Fair Value at
	considered as:			May 31,
	Level 1	Level 2	Level 3	2013
Financial Assets
Cash equivalents
Money market funds	$114	$—	$—	$114

Total	$114	$—	$—	$114

Marketable securities
Corporate bond securities	$—	$303	$—	$303
U.S. government agency obligations	—	—	1,850	1,850

Total	—	303	1,850	2,153

Total Financial Assets	$114	$303	$1,850	$2,267

Financial Liabilities
Interest rate swap agreements	$—	$522	$—	$522
Contingent liability for acquisition earn out			75,049	75,049

Total Financial Liabilities	$—	$522	$75,049	$75,571

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

There were no significant transfers in and out of Level 1, 2 and 3 measurements for the three months ended August 31, 2013.

The components of Level 3 fair value instruments as of August 31, 2013 are shown below (in thousands):

	Financial Assets	Financial Liabilities
	Fair Value Measurements	Fair Value Measurements
	Using Significant	Using Significant
	Unobservable Inputs	Unobservable Inputs
	(Level 3)	(Level 3)
Balance, May 31, 2013	$1,850	$75,049
Total gains or losses (realized/unrealized):	—	—
Included in earnings	—	733
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	(950)
Transfers in and/or (out) of Level 3	—	—
Contingent consideration - Clinical Devices	—	4,968

Balance, August 31, 2013	$1,850	$79,800

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

The recurring Level 3 fair value measurements of the contingent consideration liability related to the Vortex, Microsulis and Clinical Devices acquisitions include the following significant unobservable inputs ($ in millions):

	Fair value at	Valuation	Unobservable
	Aug 31, 2013	Technique	Input	Range
Revenue based payments	$75.7	Discounted	Discount rate	4%-10%
		cash flow	Probability of payment	75-100%
			Projected fiscal year of payment	2014 - 2022
Milestone based payments	4.1	Discounted	Discount rate	16%-20%
		cash flow	Probability of payment	75-100%
			Projected fiscal year of payment	2014 - 2015

Total	$79.8

At August 31, 2013, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $94.3 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2014 to 2022 in order for the consideration to be paid.

The fair value of contingent milestone payments associated with the acquisitions was remeasured as of August 31, 2013 and $12.7 million was reflected in “Contingent consideration, net of current portion” and $67.1 million was reflected in “Current portion of contingent consideration” on the condensed consolidated balance sheet.

The following table provides a reconciliation of the beginning and ending balances of contingent milestone payments associated with the Vortex and Microsulis acquisitions measured at fair value that used significant unobservable inputs (Level 3) (in thousands):

Beginning balance - May 31, 2013	$75.0
Purchase price contingent consideration	5.0
Contingent payments	(1.0)
Change in fair value of contingent consideration	0.7

Ending balance - August 31, 2013	$79.8

NOTE K – MARKETABLE SECURITIES

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. As of August 31, 2013 and May 31, 2013, we had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

(unaudited)

NOTE K – MARKETABLE SECURITIES – (cont’d)

Marketable securities as of August 31, 2013 consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$1,850	$—	$—	$1,850

	$1,850	$—	$—	$1,850

Marketable securities as of May 31, 2013 consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$1,850	$—	$—	$1,850
Corporate bond securities	303	—	—	303

	$2,153	$—	$—	$2,153

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

(unaudited)

NOTE L – LITIGATION – (cont’d)

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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by Bard. Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but has asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. We filed petitions for reexamination in the US Patent and Trademark Office which seek to invalidate all three patents asserted in the litigation. Our petitions have been granted and 40 of 41 patent claims have been and remain rejected. The reexamination proceedings are on-going. The case has been stayed pending final resolution of the PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

Cardinal Health v. Navilyst Medical, Inc.

On December 21, 2011, Cardinal Health Canada 204, Inc. (Cardinal Health) filed a demand for arbitration pursuant to the terms of the International Distributorship Agreement entered into as of November 1, 2008 between Navilyst and Cardinal Health. Cardinal Health claims that it is entitled to damages based on Navilyst’s decision to terminate the International Distributorship Agreement. On September 27, 2013, the parties agreed to a Stipulation of Dismissal With Prejudice, and the case is now terminated.

Joseph Pierre v. AngioDynamics, Inc.

In July 2011, a former employee dual-filed a complaint with the New York State Division of Human Rights and the Equal Employment Opportunity Commission, entitled Joseph Pierre v. AngioDynamics, Inc. In this action, the former employee is alleging discrimination due to his status as an African-American, in light of him being reassigned to another project. At the conclusion of its investigation, the Division issued a finding of “no probable cause” on January 6, 2012 and dismissed the complaint. The complainant did not appeal the decision to preserve his New York Human Rights Law claims. On February 22, 2012, the Equal Employment Opportunity Commission issued its determination adopting the decision of the Division and dismissing the charge. The complainant filed a federal claim following the EEOC’s decision in the United States District Court for the Northern District of New York on May 21, 2012. This complaint makes the same allegations of discrimination, and alleges causes of action under Title VII of the Civil Rights Act and 42 U.S.C. 1981. We believe these claims are without merit but have reached a settlement agreement in principle and will be filing a stipulation of discontinuance with the court once we have fully executed a written settlement agreement. The settlement will have no impact on our financial condition or results of operations.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

(unaudited)

NOTE M – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE N – SUBSEQUENT EVENTS

New Credit Agreement

On September 19, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers.

The Credit Agreement provides for a $100 million senior secured term loan facility (“Term Facility”) and a $100 million senior secured revolving credit facility, which includes up to a $20 million sublimit for letters of credit and a $5 million sublimit for swingline loans (the “Revolving Facility”, and together with the Term Facility, the “Facilities”).

The proceeds of the Term Loan and a portion of the proceeds of the Revolving Facility were used to repay our Credit Agreement (the “Existing Credit Agreement”) dated as of May 22, 2012 with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013 and August 31, 2012

(unaudited)

NOTE N – SUBSEQUENT EVENTS – (cont’d)

The proceeds of the Revolving Facility may be used for general corporate purposes of AngioDynamics and its subsidiaries. The Facilities have a five year maturity. The Term Loan has a quarterly repayment schedule equal to 5%, 5%, 10%, 15% and 65% of its principal amount in years one through five. Interest on both the Term Loan and Revolver will be based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, and with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.50% to 2.25% respectively. After default, the interest rate may be increased by 2.0%. The Revolver will also carry a commitment fee of 0.20% to 0.35% per annum on the unused portion.

Our obligations under the Facilities are unconditionally guaranteed, jointly and severally, by our material direct and indirect domestic subsidiaries (the “Guarantors”). All obligations of AngioDynamics and the Guarantors under the Facilities are secured by first priority security interests in substantially all of the assets of AngioDynamics and the Guarantors.

On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Existing Credit Agreement. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant, requires us to maintain, as of the end of each of our fiscal quarters, a ratio of (i) consolidated EBITDA minus consolidated capital expenditures to (ii) consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not greater than 3.75 to 1.00.

On September 19, 2013, we repaid all amounts owed under the Existing Credit Agreement, and as a result, the Existing Credit Agreement was terminated. Pursuant to the terms of the Existing Credit Agreement, we had the option to repay this facility at any time prior to the maturity date without penalty.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from our expectations. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, as well as our ability to integrate purchased businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the SEC, including our Form 10-K for the fiscal year ended May 31, 2013.

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

We sell our products in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. For the three months ended August 31, 2013, approximately 18% of our net sales were from markets outside the United States compared with 19% in the three months ended August, 2012.

Our growth depends, in part, on the introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For the three months ended August 31, 2013, our research and development (“R&D”) expenditures were $6.7 million, which represented 8% of net sales for the current quarter. Comparable prior year expenditures were $7.1 million, or 9% of net sales for the quarter. We expect to continue to spend considerable amounts on R&D activities in the future; however, downturns in our business could cause us to reduce our R&D spending.

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

Medical Device Excise Tax

A Medical Device Excise Tax (MDET) was enacted into law as part of the Health Care Education Reconciliation Act of 2010 and imposes an excise tax on medical device manufacturers on their sales in the U.S of certain devices after December 31, 2012. The tax is 2.3% of the taxable base which is generally defined as 75% of the selling price of the taxable product. For the quarter ended August 31, 2013, we incurred $976 thousand of tax which is recorded in the Consolidated Statements of Income as an operating expense under the caption “Medical device excise tax”.

Results of Operations

Three Months ended August 31, 2013 and August 31, 2012

For the first quarter of fiscal 2014, we reported a net loss of $0.4 million, or $(0.01) per share, on net sales of $83.6 million, compared with a net loss of $0.7 million, or $(0.02) per share, on net sales of $83.4 million in the first quarter of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Three Months Ended
	Aug 31, 2013	Aug 31, 2012
Net sales	100.0%	100.0%
Gross profit	50.8%	47.3%
Research and development	8.0%	8.5%
Sales and marketing	23.9%	22.2%
General and administrative	7.8%	8.3%
Amortization of intangibles	5.1%	4.5%
Change in fair value of contingent consideration	0.9%	0.0%
Acquisition, restructuring and other items, net	2.4%	3.0%
Medical device excise tax	1.2%	0.0%
Operating income	1.5%	0.8%
Other income (expenses)	(2.3%)	(2.2%)
Income taxes	(0.3%)	(0.5%)
Net loss	(0.5%)	(0.9%)

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and returns. Net sales of $83.6 million increased $0.2 million from the $83.4 million reported in the first quarter of fiscal 2013. This increase was primarily attributable to increased sales of EVLT procedure kits, sales of the recently introduced AngioVac product line and increased microwave product sales, partially offset by decreased sales of RFA devices, PICCs and products sold through our supply agreement arrangement with Boston Scientific.

From a product line perspective, Peripheral Vascular sales increased $2.2 million or 5% from the prior year period to $45.5 million. This increase was primarily attributable to increased sales of EVLT procedure kits and sales of the recently introduced AngioVac product line. Vascular Access sales were $25.3 million, a decrease of $1.3 million from the prior year period. This decrease is attributable to lower sales of PICC products. Oncology/Surgery sales were $11.2 million, a decrease of 1% from prior year sales of $11.3 million, primarily due to the decrease in RFA and Habib devices, partially offset by increased sales of our microwave product. Nanoknife sales totaled $2.8 million and $2.9 million in the first quarter of fiscal 2014 and 2013, respectively.

From a geographic perspective, U.S. sales increased $1.5 million or 2% in the first quarter of fiscal 2014 to $67.1 million from $65.6 million a year ago. This increase was primarily attributable to increased sales of EVLT procedure kits, sales of the recently introduced AngioVac product line and increased microwave product sales, partially offset by decreased sales of NanoKnife products, PICCs and RFA devices. International sales were $14.8 million in the fiscal first quarter of 2014, a decrease of 5% from $15.6 million in the comparable prior year period. The decrease is attributable to decreased sales of RFA devices and fluid management products, partially offset by increased sales of NanoKnife products.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales increased to 50.8% in the first quarter of 2014 from 47.3% a year ago. The increase in gross profit is primarily attributable to the prior year inclusion of the acquired inventory step-up related to acquisitions.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. R&D expenses increased by $0.4 million, or 5%, to $6.7 million in the first quarter of fiscal 2014 compared to the same prior year period. As a percentage of net sales, R&D expenses declined to 8.0% for the fiscal first quarter of 2014, from 8.5% for the same prior year period.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. S&M expenses increased $1.4 million or 8% to $20.0 million in the first quarter of fiscal 2014 from a year ago, with the increase primarily attributable to the expansion of the US sales force to support the product lines. As a percentage of net sales, S&M expenses increased to 23.9% in the fiscal first quarter of 2014, from 22.2% for the same prior year period.

General and administrative expenses. General and administrative (“G&A”) expenses include executive management, finance and accounting, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses decreased $0.4 million, or 5%, to $6.5 million in the first quarter of fiscal 2014 compared to the prior year period. G&A expenses decreased to 7.8% of net from 8.3% in the prior year period.

Amortization of intangibles. Amortization of intangibles was $4.3 million in the first quarter of fiscal 2014, an increase of $0.5 million from the first fiscal quarter of 2013, with the increase primarily related to amortization of intangible assets acquired through the acquisitions of Vortex and Microsulis.

Change in fair value of contingent consideration. The first quarter of fiscal 2014 included an expense of $0.7 million related to the change in fair value of the contingent consideration due to passage of time associated with the Vortex and Microsulis acquisitions. There were no similar contingent consideration arrangements in the prior year same period.

Acquisition, restructuring and other items, net. The first quarter of fiscal 2014 included Acquisition, restructuring and other items, net expenses of $2.0 million which primarily consisted of $1.2 million of transaction and severance expenses related to the acquisition of Navilyst and $0.3 million of transaction costs associated with other recent acquisitions. The prior year total of $2.5 million included $2.2 million of transaction and severance expenses related to the acquisition of Navilyst and $0.3 million for expenses related to the closure of our manufacturing facility in the UK.

Medical device excise tax. The first quarter of fiscal 2014 included $1.0 million of expense attributed to Medical Device Excise Tax enacted into law effective January 1, 2013.

Operating income. The first fiscal quarter of 2014 resulted in operating income of $1.3 million compared to $0.7 million operating income for the first quarter of fiscal 2013. As a percentage of sales, operating income was 1.5% for the first quarter of 2014 compared to 0.8% in the same prior year period. Our operating results include additional expense of approximately $0.3 million for accrual balances that were estimated at May 31, 2013 and corrected during the quarter ended August 31, 2013 for their final settlement amount. The amount is deemed immaterial to the previously issued financial statements and to the current period financial statements.

Other income (expenses). Other income and expenses for the first quarter of fiscal 2014 was $1.9 million of net expense compared with $1.8 million of net expense in the same period a year ago, representing (2.3)% and (2.2)% of net sales in the respective periods.

Income taxes. Our effective tax rate was a 34% benefit for the first fiscal quarter of 2014 compared with 38% benefit for the prior year period. The current quarter reflects a seven month benefit from the R&D tax credit that is due to expire on December 31, 2013 and a benefit from lower tax rates in foreign jurisdictions in which we operate, offset by non-deductible interest expense related to contingent payments. The prior year quarter reflects that the R&D tax credit which expired December 31, 2011 was not renewed until the third quarter of 2013.

Net loss. For the first quarter of 2014, we reported a net loss of $0.4 million, compared to a net loss of $0.7 million for the prior year quarter.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $23.9 million at August 31, 2013, compared with $24.0 million at May 31, 2013. Marketable securities consist of U.S. government issued or guaranteed securities, corporate bonds and auction rate securities. At August 31, 2013, total debt was $142.5 million primarily comprised of short and long-term bank debt that financed our acquisition of Navilyst in May 2012 which was refinanced in September 2013. In accounting for the Vortex, Microsulis and Clinical Devices acquisitions, the fair value of contingent milestone payments was remeasured as of August 31, 2013. As a result, $12.7 million was reflected in “Contingent consideration, net of current portion” and $67.1 million was reflected in “Current portion of contingent consideration” on the condensed consolidated balance sheet.

Summary of cash flows (in thousands):

	Three Months ended
	Aug 31, 2013	Aug 31, 2012
Cash provided by (used in):
Operating activities	$7,300	$(5,614)
Investing activities	(6,769)	2,293
Financing activities	(272)	(1,296)
Effect of exchange rate changes on cash and cash equivalents	4	5

Net change in cash and cash equivalents	$263	$(4,612)

Net cash provided by operating activities in the first three months of fiscal 2014 was $7.3 million compared to net cash used in operating activities of $5.6 million a year ago. Cash provided by operating activities during the first three months of fiscal year 2014 was primarily the result of non-cash expense items, such as amortization, depreciation and stock-based compensation, the change in the fair value of contingent consideration related to various acquisitions and the utilization of other tax attributes gained through acquisitions, partially offset by increased inventories and other changes in working capital balances. The prior year period consisted of an increase in inventories, net loss, changes in working capital balances and the effect on net loss of non-cash items, such as depreciation and amortization and stock-based compensation.

Net cash used in investing activities was $6.8 million for the three months ended August 31, 2013, compared to net cash provided by investing activities of $2.3 million for the same prior year period. The net cash used in investing activities for the current year period consisted primarily of the acquisition of Clinical Devices and fixed asset additions, partially offset by net proceeds from the sale of marketable securities. The prior year period provision of cash consisted primarily of net proceeds from the sale of marketable securities and available-for- sale short term investments.

Net cash used in financing activities was $0.3 million for the three months ended August 31, 2013 compared to $1.3 million for the comparable prior year period. The current year period consisted primarily of the repayment of long term debt, partially offset by proceeds from the exercise of stock options and purchases related to our Employee Stock Option plan. The repayment of long-term debt was the primary source of the prior year period use of cash. Current period repayments were lower than prior year, due to payment date falling on first business day of the following quarter.

Our contractual obligations and their effect on liquidity and cash flows have not changed substantially, other than the refinancing of our long term debt as discussed above and in Note N, from that disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013.

We believe that our current cash and investment balances, together with cash generated from operations and our $100 million revolving credit facility, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.

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

As part of the Navilyst acquisition, we entered into a Credit Agreement with a group of banks which provided for a $150 million senior secured term loan facility and a $50 million senior secured revolving credit facility. The $150 million in proceeds from the term loan were used to finance a portion of the consideration for the acquisition. The revolving facility may be used for general corporate purposes in the future, but was not utilized as of August 31, 2013. Both facilities have five year maturities. The term facility has a quarterly repayment schedule equal to 5%, 5%, 15%, 25% and 50% of its principal amount in years one through five. Interest on both the term loan and revolving loan will be based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, and with the base rate and Eurodollar rate having ranges of 1.0% to 1.75% and 2.0% to 2.75% respectively. In the event of default, the interest rate may be increased by 2.0%. The revolving facility will also carry a commitment fee of 0.30% to 0.50% per year on the unused portion.

The Credit Agreement includes, among other standard provisions, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of (i) consolidated EBITDA minus consolidated capital expenditures to (ii) consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.75 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not more than the applicable ratios as set forth in the Credit Agreement. We were in compliance with both covenants as of August 31, 2013.

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

On September 19, 2013, we refinanced our bank credit facility. See Note N for subsequent event information.

Nearly all of our sales have historically been denominated in United States dollars. Although not significant, we transact sales in other currencies, particularly the Euro, GB pound and Canadian dollar. Approximately 7% of our sales in in the first three months of fiscal 2014 were denominated in currencies other than the US dollar, primarily the Euro and GB pound. We currently have no significant direct foreign currency exchange risk and such risk in the future is expected to be modest.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by Bard. Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but has asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. We filed petitions for reexamination in the US Patent and Trademark Office which seek to invalidate all three patents asserted in the litigation. Our petitions have been granted and 40 of 41 patent claims have been and remain rejected. The reexamination proceedings are on-going. The case has been stayed pending final resolution of the PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

Cardinal Health v. Navilyst Medical, Inc.

On December 21, 2011, Cardinal Health Canada 204, Inc. (Cardinal Health) filed a demand for arbitration pursuant to the terms of the International Distributorship Agreement entered into as of November 1, 2008 between Navilyst and Cardinal Health. Cardinal Health claims that it is entitled to damages based on Navilyst’s decision to terminate the International Distributorship Agreement. On September 27, 2013, the parties agreed to a Stipulation of Dismissal With Prejudice, and the case is now terminated.

Joseph Pierre v. AngioDynamics, Inc.

In July 2011, a former employee dual-filed a complaint with the New York State Division of Human Rights and the Equal Employment Opportunity Commission, entitled Joseph Pierre v. AngioDynamics, Inc. In this action, the former employee is alleging discrimination due to his status as an African-American, in light of him being reassigned to another project. At the conclusion of its investigation, the Division issued a finding of “no probable cause” on January 6, 2012 and dismissed the complaint. The complainant did not appeal the decision to preserve his New York Human Rights Law claims. On February 22, 2012, the Equal Employment Opportunity Commission issued its determination adopting the decision of the Division and dismissing the charge. The complainant filed a federal claim following the EEOC’s decision in the United States District Court for the Northern District of New York on May 21, 2012. This complaint makes the same allegations of discrimination, and alleges causes of action under Title VII of the Civil Rights Act and 42 U.S.C. 1981. We believe these claims are without merit but have reached a settlement agreement in principle and will be filing a stipulation of discontinuance with the court once we have fully executed a written settlement agreement. The settlement will have no impact on our financial condition or results of operations.

We are party to other legal actions that arise in the ordinary course of business. We believe that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors

In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2013 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended August 30, 2013:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs

June 1 – June 30, 2013	—	$		—	$—

July 1 – July 31, 2013	—			—	—

August 1 – August 30, 2013	10,169		9.66	—	—

Total	10,169		$9.66	—	$—

(1)	The company repurchased 10,169 shares during the three month period ended August 31, 2013 from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

No.	Description

4.1	Credit Agreement, dated as of September 19, 2013, by and among AngioDynamics, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Commission on September 4, 2013).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC. (Registrant)

Date: October 10, 2013	/S/ JOSEPH M. DEVIVO
Joseph M. DeVivo, President, Chief Executive Officer (Principal Executive Officer)

Date: October 10, 2013	/S/ MARK T. FROST
Mark T. Frost, Executive Vice President, Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description

4.1	Credit Agreement, dated as of September 19, 2013, by and among AngioDynamics, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Commission on September 4, 2013).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents