Form 10-Q
period 2013-11-30
ANGIODYNAMICS INC
filed 2014-01-09
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 2, 2014
Common Stock, par value $.01	35,310,966 shares

AngioDynamics, Inc. and Subsidiaries

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	Nov 30, 2013	Nov 30, 2012	Nov 30, 2013	Nov 30, 2012

Net sales	$88,616	$87,007	$172,195	$170,423
Cost of sales	43,686	42,919	84,783	86,877

Gross profit	44,930	44,088	87,412	83,546

Operating expenses
Research and development	7,003	7,014	13,712	14,088
Sales and marketing	21,073	18,671	41,036	37,214
General and administrative	6,323	6,910	12,851	13,808
Amortization of intangibles	4,339	4,107	8,623	7,844
Change in fair value of contingent consideration	940	197	1,673	197
Acquisition, restructuring and other items, net	2,679	2,067	4,681	4,589
Medical device excise tax	999	—	1,975	—

Total operating expenses	43,356	38,966	84,551	77,740

Operating income	1,574	5,122	2,861	5,806

Other income (expenses)
Interest expense	(959)	(1,383)	(2,205)	(2,715)
Interest income	—	21	—	103
Other expense	(701)	(628)	(1,389)	(1,216)

Total other income (expenses)	(1,660)	(1,990)	(3,594)	(3,828)

(Loss) income before income tax (expense) benefit	(86)	3,132	(733)	1,978
Income tax expense (benefit)	13	1,163	(208)	730

Net (loss) income	$(99)	$1,969	$(525)	$1,248

(Loss) income per share
Basic	$(0.00)	$0.06	$(0.01)	$0.04

Diluted	$(0.00)	$0.06	$(0.01)	$0.04

Basic weighted average shares outstanding	35,132	34,827	35,041	34,765
Diluted weighted average shares outstanding	35,132	35,311	35,041	35,279

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	Nov 30, 2013	Nov 30, 2012	Nov 30, 2013	Nov 30, 2012

Net (loss) income	$(99)	$1,969	$(525)	$1,248
Other comprehensive income (loss), before tax:
Unrealized (loss) gain on interest rate swap	(522)	151	(203)	184
Unrealized gain (loss) on marketable securities	—	29	—	(1,059)
Foreign currency translation gain	70	82	140	123

Other comprehensive (loss) income, before tax	(452)	262	(63)	(752)
Income tax benefit (expense) related to items of other comprehensive income	193	(67)	75	324

Other comprehensive (loss) income, net of tax	(259)	195	12	(428)

Total comprehensive (loss) income, net of tax	$(358)	$2,164	$(513)	$820

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	Nov 30, 2013	May 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,173	$21,802
Marketable securities, at fair value	1,850	2,153

Total cash, cash equivalents, and marketable securities	17,023	23,955
Accounts receivable, net of allowances of $1,584 and $1,272 respectively	48,405	47,791
Inventories	60,052	55,062
Deferred income taxes	6,706	6,591
Prepaid expenses and other	9,387	8,117

Total current assets	141,573	141,516
PROPERTY, PLANT AND EQUIPMENT-AT COST, net	66,390	62,650
OTHER ASSETS	5,543	5,559
INTANGIBLE ASSETS, net	212,195	214,848
GOODWILL	359,736	355,458
DEFERRED INCOME TAXES, long term	9,507	11,007
PREPAID ROYALTIES	546	546

TOTAL ASSETS	$795,490	$791,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$28,336	$24,522
Accrued liabilities	17,530	16,426
Current portion of long-term debt	5,000	7,500
Current portion of contingent consideration	12,221	9,207
Other current liabilities	5,992	5,782

Total current liabilities	69,079	63,437
LONG-TERM DEBT, revolving credit facility	41,410	—
LONG-TERM DEBT, term loan, net of current portion	93,750	135,000
DEFERRED INCOME TAXES, long term	1,166	—
Contingent consideration, net of current portion	60,171	65,842
Other long term liabilities	185	475

Total liabilities	265,761	264,754

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 35,305,229 and 35,060,351 shares at November 30, 2013 and May 31, 2013, respectively	353	351
Additional paid-in capital	503,964	500,554
Retained earnings	29,038	29,563
Treasury stock, 142,305 shares, at cost	(2,104)	(2,104)
Accumulated other comprehensive loss	(1,522)	(1,534)

Total stockholders’ equity	529,729	526,830

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$795,490	$791,584

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	Nov 30, 2013	Nov 30, 2012
Cash flows from operating activities:
Net (loss) income	$(525)	$1,248
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,285	12,161
Stock based compensation	2,423	2,375
Change in fair value of contingent consideration	1,673	197
Deferred income taxes	1,226	2,175
Change in accounts receivable allowances	312	6
Tax effect on exercise of stock options and issuance of performance shares	(146)	(504)
Other	(24)	(571)
Amortization of acquired inventory basis step-up	75	3,445
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(103)	1,497
Inventories	(4,368)	(9,952)
Prepaid expenses and other	(358)	299
Accounts payable and accrued liabilities	3,288	(6,861)

Net cash provided by operating activities	15,758	5,515

Cash flows from investing activities:
Additions to property, plant and equipment	(7,191)	(4,787)
Acquisition of business, net of cash acquired	(4,169)	(13,908)
Acquisition of intangible and other assets	(150)	(400)
Proceeds from disposal of intangible and other assets	—	801
Purchases of marketable securities	(25)	(5,134)
Proceeds from sale or maturity of marketable securities	328	16,989

Net cash used in investing activities	(11,207)	(6,439)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	100,000	—
Proceeds from borrowings on revolving credit facility	41,410	—
Repayment of long-term debt	(143,750)	(3,750)
Deferred financing costs on long-term debt	(677)	—
Payment of contingent consideration previously established in purchase accounting	(9,300)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,133	476

Net cash used in financing activities	(11,184)	(3,274)

Effect of exchange rate changes on cash and cash equivalents	4	12

Decrease in cash and cash equivalents	(6,629)	(4,186)

Cash and cash equivalents at beginning of period	21,802	23,508

Cash and cash equivalents at end of period	$15,173	$19,322

	Six Months Ended
	Nov 30, 2013	Nov 30, 2012

Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for acquisition of intangibles and business	$4,970	$60,302
Contractual obligations for acquisition of fixed assets	724	2,509

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended November 30, 2013

(unaudited)

(in thousands, except share data)

					Accumulated
			Additional		other
	Common Stock		paid in	Retained	comprehensive	Treasury Stock
	Shares	Amount	capital	earnings	loss	Shares	Amount	Total
Balance at May 31, 2013	35,060,351	$351	$500,554	$29,563	$(1,534)	(142,305)	$(2,104)	$526,830
Net loss				(525)				(525)
Exercise of stock options	54,922		466					466
Tax impact of stock option activity			(146)					(146)
Purchase of common stock under ESPP	71,989	1	667					668
Issuance of performance shares	117,967	1						1
Stock based compensation			2,423					2,423
Other comprehensive income, net of tax					12			12

Balance at November 30, 2013	35,305,229	$353	$503,964	$29,038	$(1,522)	(142,305)	$(2,104)	$529,729

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013 and November 30, 2012

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of November 30, 2013, the consolidated statement of stockholders’ equity for the six months ended November 30, 2013, the consolidated statements of income, the consolidated statements of comprehensive income and the consolidated statement of cash flows for the three and six months ended November 30, 2013 and November 30, 2012 have been prepared by us without audit. The consolidated balance sheet as of May 31, 2013 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended November 30, 2013 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2013, filed by us on August 14, 2013. Our most significant accounting policies are disclosed in Note A to the consolidated financial statements included in the aforementioned Form 10-K for the fiscal year ended May 31, 2013. The results of operations in the fiscal periods ended November 30, 2013 and November 30, 2012 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the three and six months ended November 30, 2013 and November 30, 2012 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, AngioDynamics UK Limited, AngioDynamics Netherlands B.V., NM Holding Company, Inc. (Navilyst), Vortex Medical, Inc. since October 15, 2012 and Clinical Devices B.V. since August 15, 2013, (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

Recent Developments

Operational Excellence Program

On December 5, 2013, we announced a company-wide operational excellence program designed to save between $15 and $18 million during the course of the next three years. The initiative is expected to create greater efficiencies and drive business performance improvements by focusing on several key elements, including product rationalization, lean manufacturing initiatives, supply chain optimization and enterprise resource planning (ERP) implementation. The plan also incorporates the consolidation of our New York plants to establish a single manufacturing center in Glens Falls and a distribution center in Queensbury. During the course of the three-year program, it is expected that we will reduce our New York employee base by approximately 80-100 positions as a result of this plant consolidation and reorganization.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013 and November 30, 2012

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

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

On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Existing Credit Agreement. As of November 30, 2013, $98.8 and $41.4 million were outstanding under the Term Facility and Revolving Facility, respectively. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of (i) consolidated EBITDA minus consolidated capital expenditures to (ii) consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not greater than 3.75 to 1.00. We were in compliance with both covenants as of November 30, 2013.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013 and November 30, 2012

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS – (cont’d)

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

Acquisition, restructuring and other items, net

Navilyst Acquisition Costs

The three month and six month periods ended November 30, 2013 included approximately $1.6 million and $2.8 million, respectively, in transaction and severance costs related to the Navilyst acquisition. The three month and six month periods ended November 30, 2012 included approximately $1.7 million and $3.9 million, respectively, in transaction and severance costs related to the Navilyst acquisition of May 22, 2012. These costs are included in “Acquisition, restructuring and other items, net” in the statements of income.

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

Goodwill recorded as a result of the acquisition was approximately $4.3 million. Goodwill is not deductible for tax purposes. Intangible assets acquired, other than goodwill, totaled approximately $5.1 million, of which $3.6 million has been identified for in-process research and development (10-year estimated weighted average useful life), $1.4 million as customer relationships (15-year estimated weighted average useful life) and $100,000 as trademarks (5-year estimated weighted average useful life). A deferred tax liability of $1.2 million was also recorded.

The acquisition has been accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective August 15, 2013. The pro-forma effects of the acquisition on our income statement and balance sheet were not material.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013 and November 30, 2012

(unaudited)

NOTE B – ACQUISITIONS – (cont’d)

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

The total estimated purchase consideration of $33.6 million includes the initial investment of $5.0 million, closing payments totaling $10.5 million, a $5.0 million payment due on December 31, 2013 and the estimated fair value of contingent consideration (Earn out) of $13.2 million. The $5.0 million payment was made on December 31, 2013. The estimated fair value of contingent consideration is based on projected net sales over the nine year period following the closing. The amount of the Earn out consideration that could be paid on net sales is not limited. See Note J for additional information related to the contingent Earn out liability.

The estimated purchase consideration exceeds the fair value of the acquired net assets by $19.3 million and was recorded as goodwill. Goodwill is deductible for tax purposes. Intangible assets are being amortized over their estimated useful lives of which range from 10 to 15 years. During the three and six month periods ended November 30, 2013, we incurred acquisition related costs of $0 and $60 thousand, respectively, which were expensed to “Acquisition, restructuring and other items, net” in the statement of income.

Acquisition of Vortex Medical, Inc.

On October 15, 2012, we acquired all the outstanding capital stock of Vortex Medical, Inc., a privately-held company focused on the development and commercialization of medical devices for venous drainage and the removal of thrombus, or blood clots, from occluded blood vessels. Vortex’s principal product is the AngioVac ® system, which includes the AngioVac Cannula and Circuit. The AngioVac Cannula has a proprietary balloon-actuated, expandable, funnel-shaped distal tip that enhances flow, prevents clogging of the cannula and facilitates en bloc, or whole removal of undesirable intravascular material. Both the AngioVac Cannula and Circuit are FDA-cleared for use during extracorporeal bypass for up to 6 hours. CE Mark approval was received in December 2013.

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

November 30, 2013 and November 30, 2012

(unaudited)

NOTE C – INVENTORIES

Inventories are stated at lower of cost (at standard cost which approximates the first-in, first-out method) or market. Inventories consist of the following:

	Nov 30, 2013	May 31, 2013
	(in thousands)
Raw materials	$24,287	$18,362
Work in process	11,557	11,006
Finished goods	24,208	25,694

Inventories	$60,052	$55,062

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

November 30, 2013 and November 30, 2012

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

Adjustments to goodwill for the six months ended November 30, 2013 are as follows (in thousands):

Balance, May 31, 2013	$355,458
Acquisition of Clinical Devices B.V.	4,278

Balance, November 30, 2013	$359,736

The above change in the carrying value of goodwill is the result of the acquisition of Clinical Devices, B.V. as discussed in Note B.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013 and November 30, 2012

(unaudited)

NOTE D – GOODWILL AND INTANGIBLE ASSETS – (cont’d)

The balances of intangible assets are as follows:

	November 30, 2013
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
		(in thousands)		(years)
Product technologies	$149,111	$(28,623)	$120,488	10.3
Customer relationships	86,640	(34,593)	52,047	11.9
Trademark-NAMIC	28,600	—	28,600	Indefinite
Licenses	7,540	(4,949)	2,591	7.5
Trademarks	6,345	(1,476)	4,869	8.0
In-process R&D acquired	3,600	—	3,600	Indefinite
Distributor relationships	900	(900)	—	3.0

	$282,736	$(70,541)	$212,195

	May 31, 2013
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
		(in thousands)		(years)
Product technologies	$150,181	$(24,835)	$125,346	10.6
Customer relationships	84,479	(30,595)	53,884	14.8
Trademark-NAMIC	28,600	—	28,600	Indefinite
Licenses	6,302	(4,501)	1,801	9.0
Trademarks	6,275	(1,058)	5,217	9.9
Distributor relationships	900	(900)	—	3.0

	$276,737	$(61,889)	$214,848

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013 and November 30, 2012

(unaudited)

NOTE E – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Nov 30, 2013	May 31, 2013
	(in thousands)
Payroll and related expenses	$6,217	$6,491
Royalties	2,084	2,034
Income taxes payable	741	—
Deferred revenue	1,616	1,573
Accrued severance	1,200	1,602
Sales and franchise taxes	1,329	1,047
Interest rate swap liability	725	523
Other	3,618	3,156

Total	$17,530	$16,426

NOTE F – LONG TERM DEBT

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

The Credit Agreement provides for a $100 million senior secured term loan facility (“Term Loan”) and a $100 million senior secured revolving credit facility, which includes up to a $20 million sublimit for letters of credit and a $5 million sublimit for swingline loans (the “Revolving Facility”, and together with the TermLoan, the “Facilities”).

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

The proceeds of the Revolving Facility may be used for general corporate purposes of AngioDynamics and its subsidiaries. The Facilities have a five year maturity. The Term Loan has a quarterly repayment schedule equal to 5%, 5%, 10%, 15% and 65% of its principal amount in years one through five. Interest on both the Term Loan and Revolving Facility will be based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, and with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.50% to 2.25% respectively. After default, the interest rate may be increased by 2.0%. The Revolving Facility will also carry a commitment fee of 0.20% to 0.35% per annum on the unused portion.

Our obligations under the Facilities are unconditionally guaranteed, jointly and severally, by our material direct and indirect domestic subsidiaries (the “Guarantors”). All obligations of AngioDynamics and the Guarantors under the Facilities are secured by first priority security interests in substantially all of the assets of AngioDynamics and the Guarantors.

In June 2012, we entered in an interest rate swap agreement, (the “Swap Agreement”), with an initial notional amount of $100 million, to limit the effect of rising of interest rates. The Swap Agreement, which qualified for hedge accounting under authoritative guidance, was a contract to exchange floating interest rate payments for fixed interest rate payments on the outstanding balance of the loan over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement provides for a fixed rate of 0.74% above the applicable rate provided for in the Credit Agreement.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013 and November 30, 2012

(unaudited)

NOTE F – LONG TERM DEBT – (cont’d)

On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Existing Credit Agreement. As of November 30, 2013, $98.8 million and $41.4 million were outstanding under the Term Facility and Revolving Facility, respectively. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of (i) consolidated EBITDA minus consolidated capital expenditures to (ii) consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not greater than 3.75 to 1.00. We were in compliance with both covenants as of November 30, 2013.

On September 19, 2013, we repaid all amounts owed under the Existing Credit Agreement, and as a result, the Existing Credit Agreement was terminated. Pursuant to the terms of the Existing Credit Agreement, we had the option to repay this facility at any time prior to the maturity date without penalty.

NOTE G – INCOME TAXES

Our effective tax rate was 15% for the second fiscal quarter of 2014 compared with 37% for the prior year period. The current quarter reflects a seven month benefit from the R&D tax credit that expired on December 31, 2013 and a benefit from lower tax rates in foreign jurisdictions in which we operate, offset by non-deductible interest expense related to contingent payments. Additionally during the second fiscal quarter of 2014, our APIC pool, which has been historically reduced when share-based compensation cost previously recognized by us was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting, was fully depleted. This depletion resulted in a discrete tax expense which caused our tax benefit related to the loss for the quarter to be reported as a net tax expense. The prior year quarter was affected by a reduction in the Domestic Production Activities Deduction caused by reduced taxable income, the tax impact of non-deductible costs related to the acquisition of Vortex and a tax benefit related to the use of fully reserved capital loss carryforwards made possible by the gain on sale of our PDT laser product line.

Our effective tax rate was a 28% benefit for the first six months of fiscal 2014 compared with 37% expense for the prior year period. The current period reflects a seven month benefit from the R&D tax credit that expired on December 31, 2013 and a benefit from lower tax rates in foreign jurisdictions in which we operate, offset by non-deductible interest expense related to contingent payments. Additionally during the 2014 period, our APIC pool, which has been historically reduced when share-based compensation cost previously recognized by us was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting, was fully depleted. The prior period is affected by a reduction in the Domestic Production Activities Deduction caused by reduced taxable income, the tax impact of non-deductible costs related to the acquisition of Vortex and a tax benefit related to the use of fully reserved capital loss carryforwards made possible by the gain on sale of our PDT laser product line. The prior year period reflects a benefit from the R&D tax credit which expired December 31, 2011 and was retroactively reinstated during fiscal year 2013.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013 and November 30, 2012

(unaudited)

NOTE H – EARNINGS PER COMMON SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share further includes the dilutive effect of potential common stock consisting of stock options and restricted stock units, provided that the inclusion of such securities is not antidilutive. Due to a reported net loss for both the second fiscal quarter of 2014 and fiscal year to date 2014 , our basic and diluted earnings per share calculations are identical for those periods.

The following table sets forth the reconciliation of the weighted-average number of common shares (in thousands):

	Three Months Ended		Six Months Ended
	Nov 30, 2013	Nov 30, 2012	Nov 30, 2013	Nov 30, 2012
Basic	35,132	34,827	35,041	34,765
Effect of dilutive securities	0	484	0	514

Diluted	35,132	35,311	35,041	35,279

Excluded from the calculation of diluted earnings per common share were options and restricted stock awards issued to employees and non-employees to purchase 2.3 million and 2.7 million shares of common stock for the three months and six months ended November 30, 2013, as their inclusion would be antidilutive. For the three and six month period ended November 30, 2012, options and restricted stock awards issued to employees and non-employees to purchase 3.2 million and 3.0 million shares of common stock were also excluded as their inclusion would have been antidilutive.

NOTE I – SEGMENT AND GEOGRAPHIC INFORMATION

We consider our business to be a single operating segment entity – the development, manufacture and sale on a global basis of medical devices for vascular access, surgery, peripheral vascular disease and oncology. Our chief operating decision maker (CEO) evaluates the various global product portfolios on a net sales basis. Executives reporting to the CEO include those responsible for operations and supply chain management, research and development, sales, franchise marketing and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources.

Net sales by product category are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	Nov 30, 2013	Nov 30, 2012	Nov 30, 2013	Nov 30, 2012
Net sales
Peripheral Vascular	$48,860	$45,766	$94,340	$89,060
Vascular Access	25,571	26,712	50,854	53,342
Oncology/Surgery	12,557	12,006	23,724	23,239
Supply Agreement	1,628	2,523	3,277	4,782

Total	$88,616	$87,007	$172,195	$170,423

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013 and November 30, 2012

(unaudited)

NOTE I – SEGMENT AND GEOGRAPHIC INFORMATION – (cont’d)

Net sales for geographic areas, based on external customer location, are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	Nov 30, 2013	Nov 30, 2012	Nov 30, 2013	Nov 30, 2012
Net Sales
United States	$69,530	$67,129	$136,632	$132,898
International	17,458	17,355	32,286	32,743
Supply Agreement	1,628	2,523	3,277	4,782

Total	$88,616	$87,007	$172,195	$170,423

NOTE J – FAIR VALUE

Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, interest rate swap agreement and contingent earn outs related to the acquisitions of Vortex, Microsulis and Clinical Devices. The carrying amount of cash and cash equivalents, accounts receivable, marketable securities and accounts payable approximates fair value due to the immediate or short-term maturities. The interest rate swap agreement has been recorded at its fair value based on a valuation received from an independent third party. Marketable securities, with the exception of auction rate securities, are carried at their fair value as determined by quoted market prices. The contingent earn out has been recorded at fair value using the income approach.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013 and November 30, 2012

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013 and November 30, 2012

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements using inputs considered as:			Fair Value at November 30, 2013

	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$420	$—	$—	$420

Total	$420	$—	$—	$420

Marketable securities
U.S. government agency obligations	$—	$—	$1,850	$1,850

Total	—	—	1,850	1,850

Total Financial Assets	$420	$—	$1,850	$2,270

Financial Liabilities
Interest rate swap agreements	$—	$725	$—	$725
Contingent liability for acquisition earn out	—	—	72,392	72,392

Total Financial Liabilities	$—	$725	$72,392	$73,117

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2013

	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$114	$—	$—	$114

Total	$114	$—	$—	$114

Marketable securities
Corporate bond securities	$—	$303	$—	$303
U.S. government agency obligations	—	—	1,850	1,850

Total	—	303	1,850	2,153

Total Financial Assets	$114	$303	$1,850	$2,267

Financial Liabilities
Interest rate swap agreements	$—	$522	$—	$522
Contingent liability for acquisition earn out			75,049	75,049

Total Financial Liabilities	$—	$522	$75,049	$75,571

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013 and November 30, 2012

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

There were no significant transfers in and out of Level 1, 2 and 3 measurements for the three months ended November 30, 2013.

The components of Level 3 fair value instruments as of November 30, 2013 are shown below (in thousands):

	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2013	$1,850	$75,049
Total gains or losses (realized/unrealized):	—	—
Included in earnings	—	1,673
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	(9,300)
Transfers in and/or (out) of Level 3	—	—
Contingent consideration - Clinical Devices	—	4,970

Balance, November 30, 2013	$1,850	$72,392

Contingent Liability for Acquisition Earn Outs

Certain of our business combinations involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or achieving product development targets. Contingent consideration is recorded at the estimated fair value of the contingent milestone payments on the acquisition date. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in the condensed consolidated statements of earnings. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

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

November 30, 2013 and November 30, 2012

(unaudited)

NOTE J – FAIR VALUE – (cont’d)

The recurring Level 3 fair value measurements of the contingent consideration liability related to the Vortex, Microsulis and Clinical Devices acquisitions include the following significant unobservable inputs ($ in millions):

	Fair value at Nov 30, 2013	Valuation Technique	Unobservable Input	Range
Revenue based payments	$68.1	Discounted	Discount rate	4%-10%
		cash flow	Probability of payment	75-100%
			Projected fiscal year of payment	2014-2022

Milestone based payments	$4.3	Discounted	Discount rate	16%-20%
		cash flow	Probability of payment	75-100%
			Projected fiscal year of payment	2014-2015

Total	$72.4

At November 30, 2013, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $91.7 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2014 to 2022 in order for the consideration to be paid.

The fair value of contingent milestone payments associated with the acquisitions was remeasured as of November 30, 2013 and $60.2 million was reflected in “Contingent consideration, net of current portion” and $12.2 million was reflected in “Current portion of contingent consideration” on the condensed consolidated balance sheet.

The following table provides a reconciliation of the beginning and ending balances of contingent milestone payments associated with the Vortex, Microsulis and Clinical Devices acquisitions measured at fair value that used significant unobservable inputs (Level 3) (in thousands):

Beginning balance - May 31, 2013	$75.0
Purchase price contingent consideration	5.0
Contingent payments	(9.3)
Change in fair value of contingent consideration	1.7

Ending balance - November 30, 2013	$72.4

NOTE K – MARKETABLE SECURITIES

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. As of November 30, 2013 and May 31, 2013, we had $1.85 million in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013 and November 30, 2012

(unaudited)

NOTE K – MARKETABLE SECURITIES – (cont’d)

Marketable securities as of November 30, 2013 consisted of the following:

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013 and November 30, 2012

(unaudited)

NOTE L – LITIGATION

AngioDynamics v. biolitec

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. In this action, we sought judgment against biolitec for defense and indemnification in two lawsuits which we previously settled. Our claims arise out of a Supply and Distribution Agreement (“SDA”) entered into with biolitec on April 1, 2002. On September 27, 2011, the U.S. District Court granted key portions of our motion for summary judgment in our legal case against biolitec. The Court also dismissed biolitec’s counterclaims against us. The court denied one portion of our summary judgment motion, which sought to recover additional costs from biolitec, leaving this for adjudication at trial. On November 8, 2012, the Court granted partial judgment to us in the amount of $23.2 million. Biolitec appealed this judgment. On August 23, 2013, the U.S. Court of Appeals for the Second Circuit dismissed biolitec’s appeal.

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. As of November 29, 2013, cross-motions for summary judgment were pending before the District Court.

In August 29, 2013, we became co-plaintiffs in an adversary proceeding in the United States Bankruptcy Court for the District of New Jersey entitled Cyganowski, Trustee, et al. v. Biolitec U.S., Inc., et al. In this action, we assert claims of conversion, unjust enrichment, tortious interference, and unfair competition against various biolitec entities for alleged violation of Bankruptcy Court settlement and sale orders under which we acquired certain assets of Biolitec, Inc. On September 3, 2013, we, along with our co-plaintiff, obtained a temporary restraining order against the defendants in this action.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by Bard. Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but has asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. We filed petitions for reexamination in the US Patent and Trademark Office which seek to invalidate all three patents asserted in the litigation. Our petitions have been granted and 40 of 41 patent claims have been and remain rejected. The Patent Office has issued a Final Rejection of all the claims subject to reexamination and Bard has filed notices of appeal. The case has been stayed pending final resolution of the PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

Cardinal Health v. Navilyst Medical, Inc.

On December 21, 2011, Cardinal Health Canada 204, Inc. (“Cardinal Health”) filed a demand for arbitration pursuant to the terms of the International Distributorship Agreement entered into as of November 1, 2008 between Navilyst and Cardinal Health. Cardinal Health claims that it is entitled to damages based on Navilyst’s decision to terminate the International Distributorship Agreement. On September 27, 2013, the parties agreed to a Stipulation of Dismissal With Prejudice, and the case is now terminated.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013 and November 30, 2012

(unaudited)

NOTE L – LITIGATION – (cont’d)

Joseph Pierre v. AngioDynamics, Inc.

In July 2011, a former employee dual-filed a complaint with the New York State Division of Human Rights and the Equal Employment Opportunity Commission, entitled Joseph Pierre v. AngioDynamics, Inc. In this action, the former employee is alleging discrimination due to his status as an African-American, in light of him being reassigned to another project. At the conclusion of its investigation, the Division issued a finding of “no probable cause” on January 6, 2012 and dismissed the complaint. The complainant did not appeal the decision to preserve his New York Human Rights Law claims. On February 22, 2012, the Equal Employment Opportunity Commission issued its determination adopting the decision of the Division and dismissing the charge. The complainant filed a federal claim following the EEOC’s decision in the United States District Court for the Northern District of New York on May 21, 2012. This complaint makes the same allegations of discrimination, and alleges causes of action under Title VII of the Civil Rights Act and 42 U.S.C. 1981. We believe these claims are without merit but have reached a settlement agreement and filed a stipulation of discontinuance with the court. The settlement will have no impact on our financial condition or results of operations.

We are party to other legal actions that arise in the ordinary course of business. We believe that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows.

NOTE M – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB updated the accounting guidance related to testing indefinite-lived intangible assets for impairment. This update permits an entity to first make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The more-likely-than—not threshold is defined as having a likelihood of more than 50%. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012 (our fiscal year 2014) however early adoption is permitted, provided that the entity has not yet performed its annual impairment test or issued its financial statements. The adoption did not have a material impact on our financial statements.

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

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013 and November 30, 2012

(unaudited)

NOTE N – SUBSEQUENT EVENTS

Operational Excellence Program

On December 5, 2013, we announced a company-wide operational excellence program designed to save between $15 and $18 million during the course of the next three years. The initiative is expected to create greater efficiencies and drive business performance improvements by focusing on several key elements, including product rationalization, lean manufacturing initiatives, supply chain optimization and enterprise resource planning (ERP) implementation. The plan also incorporates the consolidation of our New York plants to establish a single manufacturing center in Glens Falls and a distribution center in Queensbury. During the course of the three-year program, it is expected that we will reduce our New York employee base by approximately 80-100 positions as a result of this plant consolidation and reorganization.

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

We sell our products in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. For the three months ended November 30, 2013 and 2012, approximately 20% of our net sales were from markets outside the United States.

Our growth depends, in part, on the introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For the three months ended November 30, 2013 and 2012, our research and development (“R&D”) expenditures were $7.0 million, which represented 8% of net sales for each quarter. We expect to continue to spend considerable amounts on R&D activities in the future; however, downturns in our business could cause us to reduce our R&D spending.

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

Medical Device Excise Tax

A Medical Device Excise Tax (MDET) was enacted into law as part of the Health Care Education Reconciliation Act of 2010 and imposes an excise tax on medical device manufacturers on their sales in the U.S of certain devices after December 31, 2012. The tax is 2.3% of the taxable base which is generally defined as 75% of the selling price of the taxable product. For the quarter ended November 30, 2013, we incurred $1 million of tax which is recorded in the Consolidated Statements of Income as an operating expense under the caption “Medical device excise tax”.

Results of Operations

Three Months ended November 30, 2013 and November 30, 2012

For the second quarter of fiscal 2014, we reported a net loss of $99,000, or $(0.00) per share, on net sales of $88.6 million, compared with a net profit of $2.0 million, or $0.06 per share, on net sales of $87.0 million in the second quarter of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Three Months Ended
	Nov 30, 2013	Nov 30, 2012
Net sales	100.0%	100.0%
Gross profit	50.7%	50.7%
Research and development	7.9%	8.1%
Sales and marketing	23.8%	21.5%
General and administrative	7.1%	7.9%
Amortization of intangibles	4.9%	4.7%
Change in fair value of contingent consideration	1.1%	0.2%
Acquisition, restructuring and other items, net	3.0%	2.4%
Medical device excise tax	1.1%	0.0%
Operating income	1.8%	5.9%
Other income (expenses)	(1.9%)	(2.3%)
Income taxes	0.0%	1.3%
Net (loss) income	(0.1%)	2.3%

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and returns. Net sales of $88.6 million increased $1.6 million from the $87.0 million reported in the second quarter of fiscal 2013. This increase was primarily attributable to increased sales of EVLT procedure kits, sales of the recently introduced AngioVac product line and increased microwave product sales, partially offset by decreased sales of PICCs, RFA and Habib devices, and products sold through our supply agreement arrangement.

From a product line perspective, Peripheral Vascular sales increased $3.1 million or 7% from the prior year period to $48.9 million. This increase was primarily attributable to increased sales of EVLT procedure kits and sales of the recently introduced AngioVac product line. Vascular Access sales were $25.6 million, a decrease of $1.1 million from the prior year period. This decrease is attributable to lower sales of PICC and dialysis products partially offset by an increase in ports. Oncology/Surgery sales were $12.6 million, an increase of 5% from prior year sales of $12.0 million, primarily due to increased sales of our microwave product partially offset by the decrease in RFA and Habib devices. NanoKnife sales totaled $3.5 million and $3.3 million in the second quarter of fiscal 2014 and 2013, respectively.

From a geographic perspective, U.S. sales increased $2.4 million or 4% in the second quarter of fiscal 2014 to $69.5 million from $67.1 million a year ago. This increase was primarily attributable to increased sales of EVLT procedure kits, sales of the recently introduced AngioVac product line and increased microwave and NanoKnife product sales, partially offset by decreased sales of PICCs, RFA and Habib devices. International sales were $17.5 million in the fiscal second quarter of 2014, an increase of 1% from $17.4 million in the comparable prior year period. The increase is attributable to increased sales of PICCs, fluid management and Microwave products partially offset by decreases in RFA and Habib devices, as well as NanoKnife products. Our supply agreement arrangement, which we do not include in either the U.S. or International geographic sales, declined 35% to $1.6 million from $2.5 million.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales was 50.7% in both the second quarter of 2014 and 2013.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. R&D expenses were $7.0 million in the second quarter of fiscal 2014 consistent with the same prior year period. As a percentage of net sales, R&D expenses were 8.0% for the second quarter of 2014 and 2013.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. S&M expenses increased $2.4 million or 13% to $21.1 million in the second quarter of fiscal 2014 from a year ago, with the increase primarily attributable to the expansion of the US and International sales forces to support the product lines and growth initiatives. As a percentage of net sales, S&M expenses increased to 23.8% in the fiscal second quarter of 2014, from 21.5% for the same prior year period.

General and administrative expenses. General and administrative (“G&A”) expenses include executive management, finance and accounting, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses decreased $0.6 million, or 8%, to $6.3 million in the second quarter of fiscal 2014 compared to the prior year period. The decrease is attributed to lower depreciation and professional fees as compared to the prior year. G&A expenses decreased to 7.1% of net sales from 7.9% in the prior year period.

Amortization of intangibles. Amortization of intangibles was $4.3 million in the second quarter of fiscal 2014, an increase of $0.2 million from the second fiscal quarter of 2013, with the increase primarily related to the acquisitions of Microsulis.

Change in fair value of contingent consideration. The second quarter of fiscal 2014 included an expense of $0.9 million, an increase of $0.7 million primarily related to the change in fair value of the contingent consideration associated with the Vortex, Microsulis and Clinical Devices acquisitions.

Acquisition, restructuring and other items, net. The second quarter of fiscal 2014 included Acquisition, restructuring and other items, net expenses of $2.7 million which primarily consisted of $1.6 million of transaction and severance expenses related to the acquisition of Navilyst and $0.8 million of litigation costs. The prior year total of $2.1 million which primarily consisted of $1.7 million of transaction and severance expenses related to the acquisition of Navilyst, $325 thousand of transaction costs related to the acquisition of Vortex, $425 thousand of litigation costs and approximately $279 thousand for expenses related to the closure of our manufacturing facility in the UK, partially offset by the $770 thousand net gain on the sale of our PDT laser product line.

Medical device excise tax. The second quarter of fiscal 2014 included $1.0 million of expense attributed to Medical Device Excise Tax enacted into law effective January 1, 2013.

Operating income. The second fiscal quarter of 2014 resulted in operating income of $1.6 million compared to $5.1 million operating income for the second quarter of fiscal 2013. As a percentage of sales, operating income was 1.8% for the second quarter of 2014 compared to 5.9% in the same prior year period.

Other income (expenses). Other income and expenses for the second quarter of fiscal 2014 was $1.7 million of net expense compared with $2.0 million of net expense in the same period a year ago, representing (1.9)% and (2.3)% of net sales in the respective periods. The reduction in expense is attributed to the lowered interest rates obtained from recent debt refinancing.

Income taxes. Our effective tax rate was 15% for the second fiscal quarter of 2014 compared with 37% for the prior year period. The current quarter reflects a seven month benefit from the R&D tax credit that expired on December 31, 2013 and a benefit from lower tax rates in foreign jurisdictions in which we operate, offset by non-deductible interest expense related to contingent payments. Additionally during the second fiscal quarter of 2014, our APIC pool, which has been historically reduced when share-based compensation cost previously recognized by us was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting, was fully depleted. This depletion resulted in a discrete tax expense which caused our tax benefit related to the loss for the quarter to be reported as a net tax expense. The prior year period was affected by a reduction in the Domestic Production Activities Deduction caused by reduced taxable income, the tax impact of non-deductible costs related to the acquisition of Vortex and a tax benefit related to the use of fully reserved capital loss carryforwards made possible by the gain on sale of our PDT laser product line.

Net (loss) income. For the second quarter of 2014, we reported a net loss of $99,000, compared to a net profit of $2.0 million for the prior year quarter.

Six Months ended November 30, 2013 and November 30, 2012

For the first six months of fiscal 2014, we reported net loss of $0.5 million, or $(0.01) per share, on net sales of $172.2 million, compared with net income of $1.2 million, or $0.04 per share, on net sales of $170.4 million in the first six months of the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Six Months Ended
	Nov 30, 2013	Nov 30, 2012
Net sales	100.0%	100.0%
Gross profit	50.8%	49.0%
Research and development	8.0%	8.3%
Sales and marketing	23.8%	21.8%
General and administrative	7.5%	8.1%
Amortization of intangibles	5.0%	4.6%
Change in fair value of contingent consideration	1.0%	0.1%
Acquisition, restructuring and other items, net	2.7%	2.7%
Medical device excise tax	1.1%	0.0%
Operating income	1.7%	3.4%
Other income(expenses)	(2.1%)	(2.2%)
Income taxes	(0.1%)	0.4%
Net (loss) income	(0.1%)	2.3%

Net sales. Net sales of $172.2 million increased $1.8 million from the $170.4 million reported in the first six months of fiscal 2013. This increase was primarily attributable to increased sales of EVLT procedure kits, sales of the recently introduced AngioVac product line and increased microwave product sales, partially offset by decreased sales of PICCs, RFA and Habib devices, and products sold through our supply agreement arrangement.

From a product line perspective, Peripheral Vascular sales increased $5.3 million or 6% from the prior year period to $94.3 million. This increase was primarily attributable to increased sales of EVLT procedure kits and sales of the recently introduced AngioVac product line. Vascular Access sales were $50.9 million, a decrease of $2.5 million or 5% from the prior year period. This decrease is attributable to lower sales of PICC and Dialysis products. Oncology/Surgery sales were $23.7 million, an increase of 2% from prior year sales of $23.2 million, primarily due to increased sales of our microwave product partially offset by the decrease in RFA and Habib devices. Nanoknife sales totaled $6.3 million in the first six months of fiscal 2014, a 1% increase from the prior year period.

From a geographic perspective, U.S. sales increased $3.7 million or 3% in the first six months of fiscal 2014 to $136.6 million from $132.9 million a year ago. This increase was primarily attributable to increased sales of EVLT procedure kits, sales of the recently introduced AngioVac product line and increased microwave product sales, partially offset by decreased sales of PICCs, RFA and Habib devices. International sales were $32.3 million in the first six months of fiscal 2014, a decrease of 1% from $32.7 million in the comparable prior year period. The decrease is attributable to lower sales of RFA and Habib devices, EVLT and port products, partially offset by increased PICC sales. Our supply agreement arrangement, which we do not include in either the U.S. or International geographic sales, declined 31% to $3.3 million from $4.8 million.

Gross profit. Our gross profit as a percentage of sales increased to 50.8% in the first six months of fiscal 2014 from 49.0% in the same period a year ago. The prior year gross profit included $3.4 million amortization of the step-up in basis of the acquired Navilyst inventory.

Research and development expenses. R&D expenses decreased by 3%, to $13.7 million in the first six months of fiscal 2014 compared to the same prior year period. The decrease is primarily due to a reduction in R&D personnel following the Navilyst acquisition. As a percentage of net sales, R&D expenses declined to 8.0% for the fiscal first six months of 2014 from 8.3% for the same period a year ago.

Sales and marketing expenses. S&M expenses increased $3.8 million or 10% to $41.0 million in the first six months of fiscal 2014 from a year ago with the increase primarily attributable to the expansion of the US and International sales forces to support the product lines and growth initiatives. As a percentage of net sales, S&M expenses increased to 23.8% for the fiscal first six months of 2014, from 21.8% for the same period a year ago.

General and administrative expenses. G&A expenses decreased $1.0 million, or 7%, to $12.9 million in the first six months of fiscal 2014 compared to the prior year period, primarily due to cost reduction programs following the Navilyst acquisition. G&A expenses decreased to 7.5% of net sales from 8.1% in the prior year period.

Amortization of intangibles. Amortization of intangibles was $8.6 million in the 2014 fiscal first six months, an increase of $0.8 million from the prior year period with the increase primarily related to amortization of intangibles acquired in the Vortex and Microsulis acquisitions.

Acquisition, restructuring and other items, net. The first six months of fiscal 2014 included Acquisition, restructuring and other items, net expenses of $4.7 million which primarily consisted of $2.8 million of transaction and severance costs related to the Navilyst acquisition, $0.6 million of costs related to other recent acquisitions and $0.9 million of litigation costs. The prior year period expense of $4.6 million which primarily consisted of $3.9 million of transaction and severance costs related to the acquisition of Navilyst, $616 thousand for expenses related to the closure of our manufacturing facility in the UK, $325 thousand of transaction costs related to the acquisition of Vortex, $425 thousand of litigation costs, partially offset by the $770 thousand net gain on the sale of our PDT laser product line.

Operating income. The first six months of fiscal 2014 resulted in operating income of $2.9 million compared to $5.8 million for the same period of fiscal 2013. As a percentage of sales, operating income was 1.7% for the 2014 fiscal first six months compared to 3.4% in the same prior year period.

Other income (expenses). Other income and expenses for the first six months of fiscal 2014 was $3.6 million of net expense compared with $3.8 million net expense in the same period a year ago, representing (2.1)% and (2.2)% of net sales in the respective periods. Lower interest expense on the recently refinanced debt is the primary cause of the decrease.

Income taxes. Our effective tax rate was a 28% benefit for the first six months of fiscal 2014 compared with 37% expense for the prior year period. The current period reflects a seven month benefit from the R&D tax credit that expired on December 31, 2013 and a benefit from lower tax rates in foreign jurisdictions in which we operate, offset by non-deductible interest expense related to contingent payments. Additionally during the 2014 period, our APIC pool, which has been historically reduced when share-based compensation cost previously recognized by us was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting, was fully depleted. The prior year period is affected by a reduction in the Domestic Production Activities Deduction caused by reduced taxable income, the tax impact of non-deductible costs related to the acquisition of Vortex and a tax benefit related to the use of fully reserved capital loss carryforwards made possible by the gain on sale of our PDT laser product line. The prior year period reflects a benefit from the R&D tax credit which expired December 31, 2011 and was retroactively reinstated during fiscal year 2013.

Net (loss) income. For the six months ended November 30, 2013, we reported a net loss of $0.5 million, compared to a net profit of $1.2 million for the prior year period.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities totaled $17.0 million at November 30, 2013, compared with $24.0 million at May 31, 2013. Marketable securities consist of U.S. government issued or guaranteed securities, corporate bonds and auction rate securities. At November 30, 2013, total debt was $140.2 million primarily comprised of short and long-term bank debt that financed our acquisition of Navilyst in May 2012 which was refinanced in September 2013. In accounting for the Vortex, Microsulis and Clinical Devices acquisitions, the fair value of contingent milestone payments was remeasured as of November 30, 2013. As a result, $60.2 million was reflected in “Contingent consideration, net of current portion” and $12.2 million was reflected in “Current portion of contingent consideration” on the condensed consolidated balance sheet.

Summary of cash flows (in thousands):

	Six Months Ended
	Nov 30, 2013	Nov 30, 2012
Cash provided by (used in):
Operating activities	$15,758	$5,515
Investing activities	(11,207)	(6,439)
Financing activities	(11,184)	(3,274)
Effect of exchange rate changes on cash and cash equivalents	4	12

Net change in cash and cash equivalents	$(6,629)	$(4,186)

Net cash provided by operating activities in the first six months of fiscal 2014 was $15.8 million compared to net cash provided by operating activities of $5.5 million a year ago. Cash provided by operating activities during the first six months of fiscal year 2014 was primarily the result of non-cash expense items, such as amortization, depreciation and stock-based compensation and the change in the fair value of contingent consideration related to various acquisitions, partially offset by increased inventories and other changes in working capital balances. The prior year period consisted of similar items with a larger prior year change in working capital due to larger increased inventories coupled with a reduction in accounts payable and accrued liabilities.

Net cash used in investing activities was $11.2 million for the six months ended November 30, 2013, compared to net cash used in investing activities of $6.4 million for the same prior year period. The net cash used in investing activities for the current year period consisted primarily of the acquisition of Clinical Devices and fixed asset additions, partially offset by net proceeds from the sale of marketable securities. The prior year period use of cash consisted primarily of the Vortex acquisition, partially offset by net proceeds from the sales of marketable securities and the sale of our PDT laser product line.

Net cash used in financing activities was $11.2 million for the six months ended November 30, 2013 compared to $3.3 million for the comparable prior year period. The current year period consisted primarily of the payment of contingent consideration related to the acquisition of Vortex Medical and the repayment of long-term debt, partially offset by proceeds from the exercise of stock options and purchases related to our Employee Stock Option plan. The repayment of long-term debt was the primary source of the prior year period use of cash.

Our contractual obligations and their effect on liquidity and cash flows have not changed substantially, other than the restructuring of our long term debt as discussed above and in Note F, from that disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013.

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

The Credit Agreement provides for a $100 million senior secured term loan facility (“Term Loan”) and a $100 million senior secured revolving credit facility, which includes up to a $20 million sublimit for letters of credit and a $5 million sublimit for swingline loans (the “Revolving Facility”, and together with the Term Loan, the “Facilities”).

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

The proceeds of the Revolving Facility may be used for general corporate purposes of AngioDynamics and its subsidiaries. The Facilities have a five year maturity. The Term Loan has a quarterly repayment schedule equal to 5%, 5%, 10%, 15% and 65% of its principal amount in years one through five. Interest on both the Term Loan and Revolving Facility will be based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, and with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.50% to 2.25% respectively. After default, the interest rate may be increased by 2.0%. The Revolving Facility will also carry a commitment fee of 0.20% to 0.35% per annum on the unused portion.

Our obligations under the Facilities are unconditionally guaranteed, jointly and severally, by our material direct and indirect domestic subsidiaries (the “Guarantors”). All obligations of AngioDynamics and the Guarantors under the Facilities are secured by first priority security interests in substantially all of the assets of AngioDynamics and the Guarantors.

In June 2012, we entered in an interest rate swap agreement (the “Swap Agreement”), with an initial notional amount of $100 million, to limit the effect of rising of interest rates. The Swap Agreement, which qualified for hedge accounting under authoritative guidance, was a contract to exchange floating interest rate payments for fixed interest rate payments on the outstanding balance of the loan over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement provides for a fixed rate of 0.74% above the applicable rate provided for in the Credit Agreement.

On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Existing Credit Agreement. As of November 30, 2013, $98.8 million and $41.4 million were outstanding under the Term Facility and Revolving Facility, respectively. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of (i) consolidated EBITDA minus consolidated capital expenditures to (ii) consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not greater than 3.75 to 1.00. We were in compliance with both covenants as of November 30, 2013.

On September 19, 2013, we repaid all amounts owed under the Existing Credit Agreement, and as a result, the Existing Credit Agreement was terminated. Pursuant to the terms of the Existing Credit Agreement, we had the option to repay this facility at any time prior to the maturity date without penalty.

Nearly all of our sales have historically been denominated in United States dollars. Although not significant, we transact sales in other currencies, particularly the Euro, GB pound and Canadian dollar. Approximately 6% of our sales in in the first six months of fiscal 2014 were denominated in currencies other than the US dollar, primarily the Euro and GB pound. We currently have no significant direct foreign currency exchange risk and such risk in the future is expected to be modest.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of a multi-year implementation of a Strategic Business System project (which is our global enterprise resource planning, or ERP system). In fiscal 2014, we expect this system will be deployed in certain operations. In response to business integration activities related to the new system, we will align and streamline the design and operation of the financial reporting controls environment to be responsive to the changing operating environment.

AngioDynamics, Inc. and Subsidiaries

Part II: Other Information

Item 1.	Legal Proceedings.

AngioDynamics v. biolitec

On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. In this action, we sought judgment against biolitec for defense and indemnification in two lawsuits which we previously settled. Our claims arise out of a Supply and Distribution Agreement (“SDA”) entered into with biolitec on April 1, 2002. On September 27, 2011, the U.S. District Court granted key portions of our motion for summary judgment in our legal case against biolitec. The Court also dismissed biolitec’s counterclaims against us. The court denied one portion of our summary judgment motion, which sought to recover additional costs from biolitec, leaving this for adjudication at trial. On November 8, 2012, the Court granted partial judgment to us in the amount of $23.2 million. Biolitec appealed this judgment. On August 23, 2013, the U.S. Court of Appeals for the Second Circuit dismissed biolitec’s appeal.

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. As of November 29, 2013, cross-motions for summary judgment were pending before the District Court.

In August 29, 2013, we became co-plaintiffs in an adversary proceeding in the United States Bankruptcy Court for the District of New Jersey entitled Cyganowski, Trustee, et al. v. Biolitec U.S., Inc., et al. In this action, we assert claims of conversion, unjust enrichment, tortious interference, and unfair competition against various biolitec entities for alleged violation of Bankruptcy Court settlement and sale orders under which we acquired certain assets of Biolitec, Inc. On September 3, 2013, we, along with our co-plaintiff, obtained a temporary restraining order against the defendants in this action.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by Bard. Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but has asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. We filed petitions for reexamination in the US Patent and Trademark Office which seek to invalidate all three patents asserted in the litigation. Our petitions have been granted and 40 of 41 patent claims have been and remain rejected. The Patent Office has issued a Final Rejection of all the claims subject to reexamination and Bard has filed notices of appeal. The case has been stayed pending final resolution of the PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

Cardinal Health v. Navilyst Medical, Inc.

On December 21, 2011, Cardinal Health Canada 204, Inc. (“Cardinal Health”) filed a demand for arbitration pursuant to the terms of the International Distributorship Agreement entered into as of November 1, 2008 between Navilyst and Cardinal Health. Cardinal Health claims that it is entitled to damages based on Navilyst’s decision to terminate the International Distributorship Agreement. On September 27, 2013, the parties agreed to a Stipulation of Dismissal With Prejudice, and the case is now terminated.

Joseph Pierre v. AngioDynamics, Inc.

In July 2011, a former employee dual-filed a complaint with the New York State Division of Human Rights and the Equal Employment Opportunity Commission, entitled Joseph Pierre v. AngioDynamics, Inc. In this action, the former employee is alleging discrimination due to his status as an African-American, in light of him being reassigned to another project. At the conclusion of its investigation, the Division issued a finding of “no probable cause” on January 6, 2012 and dismissed the complaint. The complainant did not appeal the decision to preserve his New York Human Rights Law claims. On February 22, 2012, the Equal Employment Opportunity Commission issued its determination adopting the decision of the Division and dismissing the charge. The complainant filed a federal claim following the EEOC’s decision in the United States District Court for the Northern District of New York on May 21, 2012. This complaint makes the same allegations of discrimination, and alleges causes of action under Title VII of the Civil Rights Act and 42 U.S.C. 1981. We believe these claims are without merit but have reached a settlement agreement and filed a stipulation of discontinuance with the court. The settlement will have no impact on our financial condition or results of operations.

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

The following table provides information with respect to the shares of the company’s common stock repurchased during the quarter ended November 30, 2013:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs

September 1 - September 30, 2013	4,560	$11.09

October 1 - October 31, 2013	—	—

November 1 - November 30, 2013	1,392	15.62

Total	5,952	$12.15

(1)	The company repurchased 5,952 shares during the three month period ended November 30, 2013 from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

No.	Description

10.1	Credit Agreement, dated as of September 19, 2013, by and among AngioDynamics, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Commission on September 4, 2013).

10.2	Form of Performance Unit Award Agreement, dated as of October 31, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on November 5, 2013).

10.3	Total Shareholder Return Performance Unit Award Program for the August 6, 2013 to July, 2016 Performance Period ((incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on November 5, 2013).

10.3	Change in Control Agreement, dated as of December 6, 2013, between AngioDynamics, Inc. and Mark T. Frost (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K, filed with the Commission on December 12, 2013).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date: January 9, 2014	/S/ JOSEPH M. DEVIVO
Joseph M. DeVivo, President, Chief Executive Officer
(Principal Executive Officer)

Date: January 9, 2014	/S/ MARK T. FROST
Mark T. Frost, Executive Vice President, Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description

10.1	Credit Agreement, dated as of September 19, 2013, by and among AngioDynamics, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Commission on September 4, 2013).

10.2	Form of Performance Unit Award Agreement, dated as of October 31, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on November 5, 2013).

10.3	Total Shareholder Return Performance Unit Award Program for the August 6, 2013 to July, 2016 Performance Period ((incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on November 5, 2013).

10.3	Change in Control Agreement, dated as of December 6, 2013, between AngioDynamics, Inc. and Mark T. Frost (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K, filed with the Commission on December 12, 2013).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents