Form 10-Q
period 2014-02-28
ANGIODYNAMICS INC
filed 2014-04-09
CIK 1275187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 1, 2014
Common Stock, par value $.01	35,416,167 shares

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	Feb 28, 2014	Feb 28, 2013	Feb 28, 2014	Feb 28, 2013

Net sales	$88,195	$81,571	$260,390	$251,994
Cost of sales	42,560	40,370	127,343	127,247

Gross profit	45,635	41,201	133,047	124,747

Operating expenses
Research and development	7,045	5,793	20,757	19,881
Sales and marketing	20,700	18,520	61,736	55,734
General and administrative	6,231	6,046	19,082	19,854
Amortization of intangibles	4,248	4,314	12,871	11,961
Change in fair value of contingent consideration	(4,154)	630	(2,481)	827
Acquisition, restructuring and other items, net	3,016	5,157	7,697	9,943
Medical device excise tax	980	683	2,955	683

Total operating expenses	38,066	41,143	122,617	118,883

Operating income	7,569	58	10,430	5,864

Other (expenses) income
Interest expense	(917)	(1,271)	(3,122)	(3,986)
Interest income	—	—	—	103
Other expense	(1,068)	(608)	(2,457)	(1,824)

Total other expenses, net	(1,985)	(1,879)	(5,579)	(5,707)

Income (loss) before income tax expense (benefit)	5,584	(1,821)	4,851	157
Income tax expense (benefit)	476	(829)	268	(99)

Net income (loss)	$5,108	$(992)	$4,583	$256

Income (loss) per share
Basic	$0.15	$(0.03)	$0.13	$0.01

Diluted	$0.14	$(0.03)	$0.13	$0.01

Basic weighted average shares outstanding	35,184	34,834	35,088	34,787
Diluted weighted average shares outstanding	35,704	34,834	35,372	35,315

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	Feb 28, 2014	Feb 28, 2013	Feb 28, 2014	Feb 28, 2013

Net Income (Loss)	$5,108	$(992)	$4,583	$256
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on interest rate swap	132	187	(71)	(871)
Unrealized gain (loss) on marketable securities	(18)	—	(18)	184
Foreign currency translation gain (loss)	106	(157)	246	(34)

Other comprehensive income (loss), before tax	220	30	157	(721)
Income tax (expense) benefit related to items of other comprehensive income	(42)	(69)	33	254

Other comprehensive income (loss), net of tax	178	(39)	190	(467)

Total comprehensive income (loss), net of tax	$5,286	$(1,031)	$4,773	$(211)

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands of dollars, except share data)

	Feb 28, 2014	May 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,382	$21,802
Marketable securities	1,807	2,153
Accounts receivable, net of allowances of $1,553 and $1,272 respectively	57,726	47,791
Inventories	59,834	55,062
Deferred income taxes	3,656	6,591
Prepaid income taxes	2,727	563
Prepaid expenses and other	6,999	7,554

Total current assets	140,131	141,516
PROPERTY, PLANT AND EQUIPMENT-AT COST, net	66,478	62,650
OTHER ASSETS	5,592	5,559
INTANGIBLE ASSETS, net	207,970	214,848
GOODWILL	359,736	355,458
DEFERRED INCOME TAXES, long term	11,721	11,007
PREPAID ROYALTIES	546	546

TOTAL ASSETS	$792,174	$791,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$25,506	$24,522
Accrued liabilities	18,966	16,426
Income Taxes Payable	879	—
Current portion of long-term debt	5,000	7,500
Current portion of contingent consideration	12,146	9,207
Other current liabilities	883	5,782

Total current liabilities	63,380	63,437
LONG-TERM DEBT, revolving credit facility	41,410	—
LONG-TERM DEBT, term loan, net of current portion	92,500	135,000
DEFERRED INCOME TAXES, long term	1,166	—
Contingent consideration, net of current portion	55,841	65,842
Other long term liabilities	188	475

Total liabilities	254,485	264,754

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 35,416,043 and 35,060,351 shares at February 28, 2014 and May 31, 2013, respectively	353	351
Additional paid-in capital	506,638	500,554
Retained earnings	34,146	29,563
Treasury stock, 142,305 shares, at cost	(2,104)	(2,104)
Accumulated other comprehensive loss	(1,344)	(1,534)

Total stockholders’ equity	537,689	526,830

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$792,174	$791,584

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands of dollars)

	Nine Months Ended
	Feb 28, 2014	Feb 28, 2013
Cash flows from operating activities:
Net income	$4,583	$256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,759	18,571
Stock based compensation	4,022	3,372
Change in fair value of contingent consideration	(2,481)	827
Deferred income taxes	2,219	3,419
Change in accounts receivable allowances	281	30
Tax effect on exercise of stock options and issuance of performance shares	(146)	(422)
Other	(50)	119
Loss on discontinuance of product offering	—	1,576
Gain on sale of assets	—	(801)
Amortization of acquired inventory basis step-up	150	3,845
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,693)	3,927
Inventories	(4,225)	(9,468)
Prepaid expenses and other	(944)	398
Accounts payable, accrued and other liabilities	2,699	(10,134)

Net cash provided by operating activities	15,174	15,515

Cash flows from investing activities:
Additions to property, plant and equipment	(9,003)	(7,708)
Acquisition of business, net of cash acquired	(4,169)	(24,624)
Collection of escrow receivable	—	2,500
Acquisition of intangible and other assets	(180)	(650)
Proceeds from disposal of intangible and other assets	—	801
Purchases of marketable securities	(25)	(5,134)
Proceeds from sale or maturity of marketable securities	353	16,989

Net cash used in investing activities	(13,024)	(17,826)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	100,000	—
Proceeds from borrowings on revolving credit facility	41,410	—
Repayment of long-term debt	(145,000)	(5,625)
Deferred financing costs on long-term debt	(677)	—
Payment of contingent consideration previously established in purchase accounting	(14,597)	—
Proceeds from exercise of stock options and employee stock purchase plan	2,208	1,096

Net cash used in financing activities	(16,656)	(4,529)

Effect of exchange rate changes on cash and cash equivalents	86	(43)

Decrease in cash and cash equivalents	(14,420)	(6,883)

Cash and cash equivalents at beginning of period	21,802	23,508

Cash and cash equivalents at end of period	$7,382	$16,625

	Nine Months Ended
	Feb 28, 2014	Feb 28, 2013

Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for acquisition of intangibles and business	$4,970	$78,286
Contractual obligations for acquisition of fixed assets	$1,200	$1,878

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands of dollars, except share data)

					Accumulated other comprehensive loss
			Additional paid in capital

	Common Stock			Retained earnings		Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2013	35,060,351	$351	$500,554	$29,563	$(1,534)	(142,305)	$(2,104)	$526,830
Net income				4,583				4,583
Exercise of stock options	82,767		850					850
Tax impact of stock option activity			(146)					(146)
Purchase of common stock under ESPP	146,275	1	1,358					1,359
Issuance of performance shares	126,650	1	—					1
Stock based compensation			4,022					4,022
Other comprehensive income, net of tax					190			190

Balance at February 28, 2014	35,416,043	$353	$506,638	$34,146	$(1,344)	(142,305)	$(2,104)	$537,689

The accompanying notes are an integral part of these interim consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of February 28, 2014, the consolidated statement of stockholders’ equity and consolidated statement of cash flows for the nine months ended February 28, 2014, the consolidated statements of income and the consolidated statements of comprehensive income for the three and nine months ended February 28, 2014 and 2013 have been prepared by us without audit. The consolidated balance sheet as of May 31, 2013 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended February 28, 2014 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2013, filed by us on August 14, 2013. Our most significant accounting policies are disclosed in Note A to the consolidated financial statements included in the aforementioned Form 10-K for the fiscal year ended May 31, 2013. The results of operations in the fiscal periods ended February 28, 2014 and 2013 are not necessarily indicative of the operating results for the respective full fiscal years.

The unaudited interim consolidated financial statements for the three and nine months ended February 28, 2014 and February 28, 2013 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, AngioDynamics UK Limited, AngioDynamics Netherlands B.V., NM Holding Company, Inc. (Navilyst), Vortex Medical, Inc. since October 15, 2012 and Clinical Devices B.V. since August 15, 2013, (collectively, the “Company”). All intercompany balances and transactions have been eliminated.

Recent Developments

Operational Excellence Program - On December 5, 2013, we announced a company-wide operational excellence program designed to save between $15 and $18 million during the course of the next three years and is expected to create greater efficiencies and drive business performance improvements. (See Note N for further information regarding this restructuring.)

New Credit Agreement - On September 19, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers.

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

The proceeds of the Revolving Facility may be used for general corporate purposes of AngioDynamics and its subsidiaries. The Facilities have a five year maturity. The Term Loan has a quarterly repayment schedule equal to 5%, 5%, 10%, 15% and 65% of its principal amount in years one through five, respectively. Interest on both the Term Loan and Revolver will be based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.50% to 2.25% respectively. After default, the interest rate may be increased by 2.0%. The Revolver will also carry a commitment fee of 0.20% to 0.35% per annum on the unused portion.

Our obligations under the Facilities are unconditionally guaranteed, jointly and severally, by our material direct and indirect domestic subsidiaries (the “Guarantors”). All obligations of AngioDynamics and the Guarantors under the Facilities are secured by first priority security interests in substantially all of the assets of AngioDynamics and the Guarantors.

On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Existing Credit Agreement. As of February 28, 2014, $92.5 million and $41.4 million were outstanding under the Term Facility and Revolving Facility, respectively. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of (i) consolidated EBITDA minus consolidated capital expenditures to (ii) consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not greater than 3.75 to 1.00. We were in compliance with both covenants as of February 28, 2014.

On September 19, 2013, we repaid all amounts owed under the Existing Credit Agreement, and as a result, the Existing Credit Agreement was terminated. Pursuant to the terms of the Existing Credit Agreement, we had the option to repay this facility at any time prior to the maturity date without penalty.

(See Note F for further information on the Credit Agreement.)

Acquisition of Clinical Devices, B.V. - On August 15, 2013 we acquired all the outstanding shares of stock of Clinical Devices, B.V., our exclusive distributor of our fluid management products in the Netherlands. The acquisition includes certain in-process research and development for a next-generation tip location technology.

(See Note B for further information on the acquisition.)

Regulatory Matters - On May 27, 2011, we received a Warning Letter from FDA in connection with its inspection of our Queensbury, NY manufacturing facility. In the Warning Letter, FDA cited deficiencies in the response letter we provided FDA pertaining to the inspection that occurred from January 4 to January 13, 2011. The deficiencies related to our internal procedures for medical device reporting, corrections and removals and complaint handling. We responded to the Warning Letter and completed corrective and preventive actions to address the observations noted.

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

On February 4, 2014, FDA completed a comprehensive follow-up inspection of our Queensbury facility. The inspection began on January 14, 2014 and resulted in FDA issuing a Form 483 containing one observation. The observation related to the inconsistency of certain complaint investigation elements in certain devices that have hardware and disposable components. The Form 483 observation was annotated to reflect that during the inspection we had corrected the issue, and this correction was verified by the inspector. In addition, we provided a response to FDA within 15 business days of our receipt of the Form 483. We believe that the results of this inspection validate that all of the Quality System and current Good Manufacturing Practice issues raised in the 483s described above have been fully addressed.

On March 31, 2014, FDA completed an inspection of our Glens Falls, NY facility. The inspection began on March 17, 2014 and resulted in FDA issuing a form 483 containing 3 observations. The observations were related to 1) inconsistency of a manufacturing product test process used among similar products, 2) a particular verification test of a product, and 3) non-conforming product control procedure. We will be responding to FDA within 15 business days of the receipt of the Form 483.

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

NOTE B – ACQUISITIONS

Acquisition of Clinical Devices

On August 15, 2013 we acquired all the outstanding shares of capital stock of Clinical Devices, B.V., exclusive distributor of our fluid management products in the Netherlands. The stock purchase agreement provided for the payment of $3.7 million in cash at closing, which was subject to a working capital adjustment and $400,000 holdback, plus future earn out consideration payable in cash. Earn out consideration is based on our net sales of the fluid management products during the five quarters following the closing as well as milestone payments for achieving regulatory approvals of certain in process research and development for a next-generation tip location technology. The total purchase consideration of $8.7 million includes an upfront payment and the estimated fair value of contingent consideration of $5.0 million. (See Note J for additional information related to the contingent Earn out liability.)

Goodwill recorded as a result of the acquisition was approximately $4.3 million and is not deductible for tax purposes. Intangible assets acquired, other than goodwill, totaled approximately $5.1 million, of which $3.6 million has been identified as in-process research and development (10-year estimated useful life), $1.4 million as customer relationships (15-year estimated useful life) and $100,000 as trademarks (5-year estimated useful life). We also recorded a deferred tax liability of $1.2 million.

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

On February 1, 2013, we completed the acquisition of certain assets of Microsulis, which we have accounted for as a business combination, for cash payments at closing totaling $10.0 million, which was subject to a working capital adjustment, a $5.0 million payment on December 31, 2013 and potential additional cash consideration payable upon performance over the next nine years. We also assumed $1.6 million of liabilities.

The total estimated purchase consideration of $33.6 million includes the initial investment of $5.0 million, closing payments totaling $10.5 million, a $5.0 million payment on December 31, 2013 and the estimated fair value of contingent consideration (Earn out) of $13.2 million. The $5.0 million payment was made on December 31, 2013. The estimated fair value of contingent consideration is based on projected net sales over the nine year period following the closing. The amount of the Earn out consideration that could be paid on net sales is not limited. (See Note J for additional information related to the contingent Earn out liability.)

The estimated purchase consideration exceeded the fair value of the acquired net assets by $19.3 million and was recorded as goodwill. Goodwill associated with the acquisition of certain assets of Microsulis is deductible for tax purposes. Intangible assets are being amortized over their estimated useful lives which range from 10 to 15 years. During the nine month period ended February 28, 2014, we incurred acquisition related costs of $0.1 million which were expensed to “Acquisition, restructuring and other items, net” in the statement of income.

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

The total estimated purchase consideration of $75.3 million included the upfront payment of $15.1 million and the estimated fair value of contingent consideration of $60.3 million, $40 million of which is guaranteed. The estimated fair value of contingent consideration is based on projected AngioVac net sales in the ten year period following the closing. The amount of the Earn out consideration that could be paid on AngioVac net sales is not limited. (See Note J for additional information related to the contingent Earn out liability.)

The purchase consideration exceeded the fair value of the acquired net assets by $29.5 million and was recorded as goodwill. Goodwill associated with the acquisition of Vortex’s stock is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 15 years as revenues are earned from the sales of the related products.

NOTE C – INVENTORIES

Inventories are stated at lower of cost (at standard cost which approximates the first-in, first-out method) or market. As of February 28, 2014 and May 31, 2013, inventories consisted of the following (in thousands of dollars):

	Feb 28, 2014	May 31, 2013
	(in thousands)
Raw materials	$23,319	$18,362
Work in process	13,353	11,006
Finished goods	23,162	25,694

Inventories	$59,834	$55,062

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

To determine fair value, we considered two market-based approaches and an income approach. Under the market-based approaches, we utilized information regarding our own as well as publicly available industry information to determine earnings multiples and sales multiples. Under the income approach, we determined fair value based on estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. We determined the discounted cash flow as the best indicator to determine fair value and therefore assigned a weight of 75% with the remaining 25% assigned to the market approach.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. These assumptions are highly sensitive and changes in these estimates could result in impairment. Solely for purposes of establishing inputs for the fair value calculations, we assumed that the current economic conditions would continue through fiscal year 2014, followed by a recovery thereafter. In addition, we applied gross margin assumptions, showing some improvement over historical trends, at various revenue levels and used an EBITDA exit multiple of 7.0 to calculate the terminal value of the reporting unit. In addition, we used a discount rate of 12% to calculate the fair value of our reporting unit.

We completed our annual goodwill impairment test as of December 31, 2013. At December 31, 2013, our reporting unit is the same as our reportable segment. Our assessment of goodwill impairment indicated that the fair value of our reporting unit exceeded its carrying value and therefore goodwill was not impaired. The fair value of our reporting unit exceeded its carrying value by 6%. The fair value of the reporting unit was reconciled to our current stock market capitalization as of December 31, 2013.

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

We also completed our annual indefinite lived asset (NAMIC trademark) test as of December 31, 2013 using the income approach to determine fair value. Under this approach, the relief from royalty method was applied using a 5% long-term growth rate, a 3% royalty rate and a 12.5% discount rate. Our assessment of the NAMIC trademark indicated that the fair value exceeded the carrying value by 6% and therefore the asset was not impaired.

Even though we determined that there was no goodwill impairment as of December 31, 2013, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2014.

It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. Events that could, in the future, result in impairment include, but are not limited to, declining sales for a significant product or in a significant geographic region.

Adjustments to goodwill for the nine months ended February 28, 2014 are as follows (in thousands of dollars):

Balance, May 31, 2013	$355,458
Acquisition of Clinical Devices B.V.	4,278

Balance, February 28, 2014	$359,736

The above change in the carrying value of goodwill is the result of the acquisition of Clinical Devices, B.V. (See Note B.)

As of February 28, 2014 and May 31, 2013, intangible assets consisted of the following (in thousands of dollars, except weighted average useful life):

	February 28, 2014
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$150,363	$(31,060)	$119,303	10.2
Customer relationships	86,688	(36,412)	50,276	11.9
Trademark-NAMIC	28,600	—	28,600	Indefinite
Licenses	6,290	(4,762)	1,528	9.0
Trademarks	6,345	(1,682)	4,663	8.0
In-process R&D acquired	3,600	—	3,600	Indefinite
Distributor relationships	900	(900)	—	3.0

	$282,786	$(74,816)	$207,970

	May 31, 2013
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$150,181	$(24,835)	$125,346	10.6
Customer relationships	84,479	(30,595)	53,884	14.8
Trademark-NAMIC	28,600	—	28,600	Indefinite
Licenses	6,302	(4,501)	1,801	9.0
Trademarks	6,275	(1,058)	5,217	9.9
Distributor relationships	900	(900)	—	3.0

	$276,737	$(61,889)	$214,848

NOTE E – ACCRUED LIABILITIES

As of February 28, 2014 and May 31, 2013, accrued liabilities consisted of the following (in thousands of dollars):

	Feb 28, 2014	May 31, 2013
	(in thousands)
Payroll and related expenses	$7,529	$6,491
Royalties	2,279	2,034
Accrued severance	1,491	1,602
Deferred revenue	1,471	1,573
Sales and franchise taxes	1,091	1,047
Interest rate swap liability	594	523
Other	4,511	3,156

Total	$18,966	$16,426

NOTE F – LONG TERM DEBT

New Credit Agreement - On September 19, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers.

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

The proceeds of the Revolving Facility may be used for general corporate purposes of AngioDynamics and its subsidiaries. The Facilities have a five year maturity. The Term Loan has a quarterly repayment schedule equal to 5%, 5%, 10%, 15% and 65% of its principal amount in years one through five. Interest on both the Term Loan and Revolving Facility will be based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.50% to 2.25% respectively. After default, the interest rate may be increased by 2.0%. The Revolving Facility will also carry a commitment fee of 0.20% to 0.35% per annum on the unused portion.

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

On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Existing Credit Agreement. As of February 28, 2014, $92.5 million and $41.4 million were outstanding under the Term Facility and Revolving Facility, respectively. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of (i) consolidated

EBITDA minus consolidated capital expenditures to (ii) consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not greater than 3.75 to 1.00. We were in compliance with both covenants as of February 28, 2014.

On September 19, 2013, we repaid all amounts owed under the Existing Credit Agreement, and as a result, the Existing Credit Agreement was terminated. Pursuant to the terms of the Existing Credit Agreement, we had the option to repay this facility at any time prior to the maturity date without penalty.

NOTE G – INCOME TAXES

The following table presents the components of income tax expense/(benefit) for the three and nine month periods ended February 28, 2014 and 2013 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Feb 28, 2014	Feb 28, 2013	Feb 28, 2014	Feb 28, 2013

Income tax expense/(benefit) based on income/(loss) from continuing operations at estimated tax rates of 45.7% in 2014 and 70.3% in 2013	$2,555	$(1,280)	$2,217	$110

Discrete tax expense/(benefit):

Non taxable gain on revaluation of contingent consideration liability at estimated tax rate of 45.7% in 2014	(2,285)	—	(2,285)	—

Adjustment for elimination of the ASC 718 APIC pool	57		123

Provision for change in projected tax rates	(50)	601		—

Retroactive renewal of research and experimentation credit		(129)		(129)

Adjustments to prior period tax liabilities	156	(30)	170	(3)

Non deductible acquisition costs	—	9	—	102

Adjustment to fully reserved capital losses	43	—	43	(179)

Total income tax expense/(benefit)	$476	$(829)	$268	$(99)

The third quarter estimated effective tax rate prior to discrete items was 45.7% in 2014, as compared to 70.3% for the same period in 2013. The change in the rate is primarily due to a magnified impact of non-deductible items (such as stock-based compensation and the non-deductible portion of meals and entertainment) caused by reduced taxable income in fiscal 2013. In addition, our ASC 718 APIC pool, which has been historically reduced when share-based compensation cost previously recognized by us was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting, is fully depleted. This depletion resulted in a discrete tax expense in the third quarter of 2014.

We currently believe that we will generate taxable income in the future sufficient to realize the benefit of all of our deferred tax assets (consisting primarily of net operating loss carry forwards acquired from RITA, Navilyst and Vortex). However, some or all of these deferred tax assets could expire unused if we are unable to generate taxable income in the future sufficient to utilize them. The Company will need to generate $9.3 million of taxable income each year from 2015 to 2023 and then $6.5 million per year until 2031 in order to utilize all of our net operating loss carry forwards. If it becomes more likely than not that our deferred tax assets will expire unused,a valuation allowance will be recorded, which may significantly increase our income tax expense, and therefore adversely affect our results of operations in the period in which it is recorded.

NOTE H – EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. In addition, diluted earnings per share include the dilutive effect of potential common stock consisting of stock options and restricted stock units, provided that the inclusion of such securities is not antidilutive. In periods with a net loss, stock options and restricted stock units are not included in the computation of basic loss per share as the impact would be anti-dilutive.

The following table reconciles basic to diluted weighted-average shares outstanding for the three and nine months ended February 28, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	Feb 28, 2014	Feb 28, 2013	Feb 28, 2014	Feb 28, 2013
Basic	35,184	34,834	35,088	34,787
Effect of dilutive securities	520	—	284	528

Diluted	35,704	34,834	35,372	35,315

Excluded from the calculation of diluted earnings per common share are options and restricted stock awards issued to employees and non-employees to purchase 0.7 million and 2.3 million shares of common stock for the three and nine months ended February 28, 2014, as their inclusion would be antidilutive. For both the three and nine months ended February 28, 2013, options and restricted stock awards issued to employees and non-employees to purchase 2.9 million shares of common stock were also excluded as their inclusion would have been antidilutive.

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

The table below summarizes net sales by product category (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Feb 28, 2014	Feb 28, 2013	Feb 28, 2014	Feb 28, 2013
Net sales
Peripheral Vascular	$47,403	$42,616	$141,743	$131,676
Vascular Access	27,259	26,391	78,113	79,733
Oncology/Surgery	11,968	10,449	35,692	33,688
Supply Agreement	1,565	2,115	4,842	6,897

Total	$88,195	$81,571	$260,390	$251,994

The table below presents net sales by geographic area based on external customer location (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Feb 28, 2014	Feb 28, 2013	Feb 28, 2014	Feb 28, 2013
Net Sales
United States	$69,859	$63,784	$206,491	$196,682
International	16,771	15,672	49,057	48,415
Supply Agreement	1,565	2,115	4,842	6,897

Total	$88,195	$81,571	$260,390	$251,994

NOTE J – FAIR VALUE

Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, interest rate swap agreement and contingent earn outs related to the acquisitions of Vortex, Microsulis and Clinical Devices. The carrying amount of cash and cash equivalents, accounts receivable, marketable securities and accounts payable approximates fair value due to the immediate or short-term maturities. The interest rate swap agreement has been recorded at its fair value based on a valuation received from an independent third party. Marketable securities, with the exception of one auction rate securities, are carried at their fair value as determined by quoted market prices. The contingent earn out has been recorded at fair value using the income approach.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2014 and May 31, 2013 (in thousands of dollars):

	Fair Value Measurements using inputs considered as:			Fair Value at February 28, 2014
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$445	$—	$—	$445

Total	$445	$—	$—	$445

Marketable securities
U.S. government agency obligations	$—	$—	$1,807	$1,807

Total	—	—	1,807	1,807

Total Financial Assets	$445	$—	$1,807	$2,252

Financial Liabilities
Interest rate swap agreements	$—	$594	$—	$594
Contingent liability for acquisition earn out	—	—	67,987	67,987

Total Financial Liabilities	$—	$594	$67,987	$68,581

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2013
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$114	$—	$—	$114

Total	$114	$—	$—	$114

Marketable securities
Corporate bond securities	$—	$303	$—	$303
U.S. government agency obligations	—	—	1,850	1,850

Total	—	303	1,850	2,153

Total Financial Assets	$114	$303	$1,850	$2,267

Financial Liabilities
Interest rate swap agreements	$—	$523	$—	$523
Contingent liability for acquisition earn out			75,049	75,049

Total Financial Liabilities	$—	$523	$75,049	$75,572

There were no significant transfers in and out of Level 1, 2 and 3 measurements for the nine months ended February 28, 2014.

The table below presents the components of Level 3 fair value instruments as of February 28, 2014 (in thousands of dollars):

	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)	(Level 3)
Balance, May 31, 2013	$1,850	$75,049
Total gains or losses (realized/unrealized):	—	—
Earnings revaluation gain - included in earnings	—	(4,994)
Earnings revaluation expense - included in earnings	—	2,513
Included in other comprehensive income	(18)	—
Purchases, issuances and settlements	(25)	(9,551)
Transfers in and/or (out) of Level 3	—	—
Contingent consideration - Clinical Devices	—	4,970

Balance, February 28, 2014	$1,807	$67,987

Contingent Liability for Acquisition Earn Outs

Certain of our business combinations involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or achieving product development targets. Contingent consideration is recorded at the estimated fair value of the contingent milestone payments on the acquisition date. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within change in fair value of contingent consideration in the consolidated statements of income. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

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

The recurring Level 3 fair value measurements of the contingent consideration liability related to the Vortex, Microsulis and Clinical Devices acquisitions include the following significant unobservable inputs as of February 28, 2014 (in thousands of dollars):

	Fair value at Feb 28, 2014	Valuation Technique	Unobservable Input	Range
Revenue based payments	$63,487	Discounted cash flow	Discount rate	4%-10%
			Probability of payment	75-100%
			Projected fiscal year of payment	2014 - 2022

Milestone based payments	$4,500	Discounted cash flow	Discount rate	16%-20%
			Probability of payment	75-100%
			Projected fiscal year of payment	2014 - 2015

Total	$67,987

At February 28, 2014, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $80.1 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2014 to 2022 in order for the consideration to be paid.

The fair value of contingent milestone payments associated with the acquisitions was remeasured as of February 28, 2014 and $55.8 million was reflected in “Contingent consideration, net of current portion” and $12.2 million was reflected in “Current portion of contingent consideration” on the consolidated balance sheet.

The following table provides a reconciliation of the beginning and ending balances of contingent milestone payments associated with the Vortex, Microsulis and Clinical Devices acquisitions measured at fair value that used significant unobservable inputs (Level 3) (in thousands of dollars):

Beginning balance - May 31, 2013	$75,049
Purchase price contingent consideration for Clinical Devices	4,970
Contingent payments	(9,551)
Earnings revaluation gain	(4,994)
Earnings revaluation expense	2,513

Ending balance - February 28, 2014	$67,987

NOTE K – MARKETABLE SECURITIES

Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. As of February 28, 2014 and May 31, 2013, we had $1.80 million and $1.85 million, respectively, in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.

As of February 28, 2014 and May 31, 2013, marketable securities consisted of the following (in thousands of dollars):

As of February 28, 2014	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sales securities
U.S. government agency obligations	$1,825	$—	$(18)	$1,807

	$1,825	$—	$(18)	$1,807

As of May 31, 2013	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sales securities
U.S. government agency obligations	$1,850	$—	$—	$1,850
Corporate bond securities	303	—	—	303

	$2,153	$—	$—	$2,153

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

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million.

August 29, 2013, we became co-plaintiffs in an adversary proceeding in the United States Bankruptcy Court for the District of New Jersey entitled Cyganowski, Trustee, et al. v. Biolitec U.S., Inc., et al. In this action, we assert claims of conversion, unjust enrichment, tortious interference, and unfair competition against various biolitec entities for alleged violation of Bankruptcy Court settlement and sale orders under which we acquired certain assets of Biolitec, Inc. On September 3, 2013, we, along with our co-plaintiff, obtained a temporary restraining order against the defendants in this action. The restraining order is still in place. Trial in the Bankruptcy Court is scheduled for June 12, 2014.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by Bard. Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office which seek to invalidate all three patents asserted in the litigation. Our petitions have been granted and 40 of 41 patent claims have been and remain rejected. The Patent Office has issued a Final Rejection of all the claims subject to reexamination and Bard has filed appeals. The parties are currently in the midst of the briefing process for these appeals. The case has been stayed pending final resolution of the PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

NOTE M – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE N – RESTRUCTURING

On December 5, 2013, we announced a company-wide operational excellence program designed to save between $15 and $18 million during the course of the next three years. The initiative is expected to create greater efficiencies and drive business performance improvements by focusing on several key elements, including product rationalization, lean manufacturing initiatives, supply chain optimization and enterprise resource planning (ERP) implementation. The plan also incorporates the consolidation of our New York plants to establish a single manufacturing center in Glens Falls and a distribution center in Queensbury. During the course of the three-year program, it is expected that we will reduce our New York employee base by approximately 80-100 positions as a result of this plant consolidation and reorganization. Over the three year period, we expect to invest $5.4 million in facility improvements. In addition, total restructuring charges are estimated to be $4.7 million. The program was launched in the current fiscal quarter and the cost incurred was $1.0 million, consisting of $0.6 million of severance and related costs, $0.3 million of accelerated depreciation and $0.1 million in other costs. These costs are included in “Acquisition, restructuring and other items, net” in the statements of income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from our expectations. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, as well as our ability to integrate purchased businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the SEC, including our Form 10-K for the fiscal year ended May 31, 2013.

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

We sell our products in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. For both the three and nine months ended February 28, 2014 and 2013, approximately 19% of our net sales were from markets outside the United States.

Our growth depends, in part, on the introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For the three and nine months ended February 28, 2014, our research and development (“R&D”) expenditures were $7.0 million and $20.8 million, respectively, which represented 8% of net sales. Comparable prior year expenditures for R&D were $5.8 million and $19.9 million, respectively, which represented 7% and 8%, respectively, of net sales for those periods. We expect to continue to spend considerable amounts on R&D activities in the future; however, downturns in our business could cause us to reduce our R&D spending.

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

Medical Device Excise Tax

A Medical Device Excise Tax (MDET) was enacted into law as part of the Health Care Education Reconciliation Act of 2010 and imposes an excise tax on medical device manufacturers on their sales in the U.S of certain devices after December 31, 2012. The tax is 2.3% of the taxable base which is generally defined as 75% of the selling price of the taxable product. For the three and nine months ended February 28, 2014, we incurred $1 million and $3 million, respectively, related to MDET which is recorded in the Consolidated Statements of Income as an operating expense under the caption “Medical device excise tax”.

Results of Operations for the Three Months ended February 28, 2014 and February 28, 2013

For the three months ended February 28, 2014, we reported a net income of $5.1 million, or $0.14 per diluted share, on net sales of $88.2 million, compared with a net loss of $1 million, or $(0.03) per share, on net sales of $81.6 million during the same quarter of the prior year.

The table below presents certain operating data as a percentage of net sales:

	Three Months Ended
	Feb 28, 2014	Feb 28, 2013
Net sales	100.0%	100.0%
Gross profit	51.7%	50.5%
Research and development	8.0%	7.1%
Sales and marketing	23.5%	22.7%
General and administrative	7.1%	7.4%
Amortization of intangibles	4.8%	5.3%
Change in fair value of contingent consideration	(4.7%)	0.8%
Acquisition, restructuring and other items, net	3.4%	6.3%
Medical device excise tax	1.1%	0.8%
Operating income	8.6%	0.1%
Other income (expenses)	(2.3%)	(2.3%)
Income taxes	0.5%	(1.0%)
Net income (loss)	5.8%	(1.2%)

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns. For the three months ended February 28, 2014, net sales increased $6.6 million to $88.2 million when compared to the same period in the prior year. This increase was primarily attributable to increased sales of EVLT procedure kits, sales of the recently introduced AngioVac product line and increased microwave product sales, partially offset by decreased sales of RFA, and products sold through our supply agreement arrangement.

From a product line perspective, Peripheral Vascular sales increased $4.8 million or 11% from the prior year period to $47.4 million. This increase was primarily attributable to increased sales of EVLT procedure kits and sales of the recently introduced AngioVac product line. Vascular Access sales were $27.2 million, an increase of $0.9 million from the prior year period. This increase is attributable to increased sales of our PICC and port products. Oncology/Surgery sales were $12.0 million, an increase of 15% from prior year sales of $10.0 million, primarily due to increased sales of our microwave and NanoKnife products.

From a geographic perspective, U.S. sales increased $6.1 million or 10% during the third quarter of fiscal 2014 to $69.9 million when compared to the same period in the prior year. This increase was primarily attributable to increased sales of EVLT procedure kits, sales of the recently introduced AngioVac product line and increased microwave and NanoKnife product sales. International sales were $16.8 million in the fiscal third quarter of 2014, an increase of 7% from $15.7 million in the comparable prior year period.

The increase is attributable to increased sales of PICCs, Microwave and NanoKnife products, offset by decreases in RFA and Venous products. Our supply agreement arrangement, which we do not include in either the U.S. or International geographic sales, declined 26% to $1.6 million from $2.1 million.

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales increased from 50.5% to 51.7% during the period. The increase is largely attributable to improved operating efficiencies and mix of products sold.

Research and development expenses - Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. For the three months ended February 28, 2014, R&D expenses increased $1.3 million to $7 million. As a percentage of net sales, R&D expenses were 8.0% and 7.1% for the third quarters of 2014 and 2013, respectively.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. S&M expenses increased $2.2 million or 12% to $20.7 million when compared to the same period in the prior year. The increase is primarily attributable to the expansion of the US and International sales forces to support the product lines and growth initiatives and increased commissions based on increased U.S. sales. Also contributing to the increase in S&M expenses is the addition of AngioVac clinical specialists to support this product line. As a percentage of net sales, S&M expenses increased to 23.5% in the fiscal first quarter of 2014, from 22.7% for the same prior year period.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance and accounting, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses increased $0.2 million, or 3%, to $6.2 million when compared to the same period in the prior year. G&A expenses decreased to 7.1% of net sales from 7.4% in the prior year period.

Amortization of intangibles - Amortization of intangibles decreased $0.1 million to $4.2 million during the period, primarily due to the write-off of intangibles in the prior year related to our Benephit product line.

Change in fair value of contingent consideration - The third quarter of fiscal 2014 included a benefit of $5.0 million consisting of a revaluation of the Vortex contingent consideration based on a revised sales forecast. This was partially offset by the normal expense of $0.8 million related to the change in fair value of the contingent consideration associated with the Vortex, Microsulis and Clinical Devices acquisitions.

Acquisition, restructuring and other items, net - The third quarter of fiscal 2014 included Acquisition, restructuring and other items, net expenses of $3.0 million which primarily consisted of $1.3 million of transaction and severance expenses related to the acquisitions and integration of Navilyst and $1.0 million of costs related to our NY plant consolidation program. The prior year total of $5.2 million which primarily consisted of $1.3 million of transaction and severance expenses related to the acquisition of Navilyst, $1.6 million write off of the Benephit product line, $1.0 million of litigation costs and approximately $0.8 million for expenses related to the closure of our manufacturing facility in the UK and other business development projects.

Medical device excise tax - The third quarter of fiscal 2014 included $1 million of expense attributed to Medical Device Excise Tax enacted into law effective January 1, 2013.

Operating income - During the three months ended February 28, 2014, operating income increased $7.5 million to $7.6 million. As a percentage of sales, operating income was 8.6% and 0.1% for the three months ended February 28, 2014 and 2013, respectively.

Other expenses - Other expenses for the three months ended February 28, 2014 increased $0.1 million to $2 million when compared to the same period in the prior year.

Income taxes - Our effective tax rate was a 9% expense for the third fiscal quarter of 2014 compared with a 46% benefit on the prior year period loss. The current quarter expense reflects the benefit of the $5.0 million nontaxable adjustment to the contingent liability related to Vortex Medical, Inc., a seven month benefit from the R&D tax credit that expired on December 31, 2013 and a benefit from lower tax rates in foreign jurisdictions in which we operate, offset by non-deductible interest expense related to contingent payments and true-ups of our fiscal year 2013 US income tax returns. As mentioned last fiscal quarter, our ASC 718 APIC pool, which has been historically reduced when share-based compensation cost previously recognized by us was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting, is fully depleted. This depletion resulted in a discrete tax expense in the third quarter of 2014. The prior year period reflected the magnified impact of non-deductible items caused by reduced taxable income net of the tax benefits related to the retroactive renewal of the R&D tax credit that had previously expired on December 31, 2011 and was retroactively reinstated during fiscal year 2013.

Net income (loss) - For the three months ended February 28, 2014, we reported net income of $5.1 million, compared to a net loss of $1.0 million for the same period in the prior year.

Results of Operations for the Nine Months ended February 28, 2014 and February 28, 2013

For the nine months ended February 28, 2014, we reported net income of $4.6 million, or $0.13 per diluted share, on net sales of $260.4 million, compared with net income of $0.3 million, or $0.01 per share, on net sales of $252 million during the same period in the prior year.

The following table sets forth certain operating data as a percentage of net sales:

	Nine Months Ended
	Feb 28, 2014	Feb 28, 2013
Net sales	100.0%	100.0%
Gross profit	51.1%	49.5%
Research and development	8.0%	7.9%
Sales and marketing	23.7%	22.1%
General and administrative	7.3%	7.9%
Amortization of intangibles	4.9%	4.7%
Change in fair value of contingent consideration	(1.0%)	0.3%
Acquisition, restructuring and other items, net	3.0%	3.9%
Medical device excise tax	1.1%	0.3%
Operating income	4.0%	2.3%
Other income(expenses)	(2.1%)	(2.3%)
Income taxes	0.1%	(0.0%)
Net income (loss)	1.8%	0.1%

Net sales - During the nine months ended February 28, 2014, net sales increased $8.4 million to $260 million when compared to the same period in the prior year. This increase was primarily attributable to increased sales of EVLT procedure kits, sales of the recently introduced AngioVac product line and increased microwave product sales, partially offset by decreased sales of RFA and Habib devices, and products sold through our supply agreement arrangement.

From a product line perspective, Peripheral Vascular sales increased $10.0 million or 8% from the prior year period to $141.7 million. This increase was primarily attributable to increased sales of EVLT procedure kits and sales of the recently introduced AngioVac product line. Vascular Access sales were $78.1 million, a decrease of $1.6 million or 2% from the prior year period. This decrease is attributable to lower sales of PICC and Dialysis products. Oncology/Surgery sales were $35.7 million, an increase of 6% from prior year sales of $33.7 million, primarily due to increased sales of our microwave product partially offset by the decrease in RFA and Habib devices.

From a geographic perspective, U.S. sales increased $9.8 million or 5% to $206.5 million when compared to the same period in the prior year. This increase was primarily attributable to increased sales of EVLT procedure kits, sales of the recently introduced AngioVac product line and increased microwave product sales, partially offset by decreased sales of PICCs, RFA and Habib devices. International sales were $49.1 million in the first nine months of fiscal 2014, an increase of 1% from $48.4 million in the comparable prior year period. The decrease is attributable to lower sales of RFA and Habib devices, EVLT and port products, partially offset by increased PICC sales. Our supply agreement arrangement, which we do not include in either the U.S. or International geographic sales, declined 30% to $4.8 million from $6.9 million.

Gross profit - As a percentage of sales, gross profit increased from 49.5% to 51.1% when compared to the same period in the prior year. The increase is due to $3.8 million of step-up basis amortization related to Navilyst inventory acquired in the prior year and improved operational efficiencies

Research and development expenses - R&D expenses increased by 4%, to $20.8 million during the nine months ended February 28, 2014. The increase is primarily due to a increased R&D spending on clinical trials and other new product development.

Sales and marketing expenses - S&M expenses increased $6 million or 11% to $61.7 million during the nine months ended February 28, 2014, primarily attributable to the expansion of the US and International sales forces to support the product lines and growth initiatives. Also contributing to the increase in S&M expenses is the addition of AngioVac clinical specialists to support this product line and a return to higher U.S. sales staffing levels. As a percentage of net sales, S&M expenses increased to 23.7 from 22.1% when compared to the same period in the prior year.

General and administrative expenses - G&A expenses decreased $0.8 million, or 4%, to $19.1 million when compared to the same period in the prior year primarily due to cost reduction programs following the Navilyst acquisition. G&A expenses decreased to 7.3% of net sales from 7.9% in the prior year period.

Amortization of intangibles - For the nine months ended February 28, 2014, amortization of intangibles increased $0.9 million to $12.9 million when compared to the same period in the prior year. The increase is primarily due to the amortization of intangibles acquired in the Vortex and Microsulis acquisitions. As a percentage of sales, amortization increased from 4.7% to 4.9% during the period.

Acquisition, restructuring and other items, net - The first nine months of fiscal 2014 included Acquisition, restructuring and other items, net expenses of $7.7 million which primarily consisted of $4.1 million of transaction and severance costs related to the Navilyst acquisition and integration, $1.0 million of costs related to the NY plant consolidation program, $0.7 million of costs related to other recent acquisitions and $1.1 million of litigation costs. The prior year period expense of $9.9 million which primarily consisted of $5.2 million of transaction and severance costs related to the acquisition of Navilyst, $1.6 million for expenses related to the closure of our manufacturing facility in the UK, a $1.6 million loss related to the write off the Benephit product line, $0.8 million of transaction costs related to the acquisition of Vortex and Microsulis, $1.3 million of litigation costs, partially offset by the $0.7 million net gain on the sale of our PDT laser product line.

Operating income - For the nine months ended February 28, 2014, operating income increased $4.6 million to $10.4 million when compared to the same period in the prior year. As a percentage of sales, operating income increased to 4% from 2.3% during the period.

Other expenses - Other expenses for the nine months ended February 28, 2014, decreased $0.1 million to $5.6 million when compared to the same period in the prior year. The decrease is due to a $0.9 million reduction in interest expense as a result of our recent debt refinancing but was offset by increases in other expenses.

Income taxes - Our effective tax rate was a 6% expense for the first nine months of fiscal 2014 compared with 63% benefit on the prior year period loss. The current period reflects the benefit of the $5.0 million nontaxable contingent liability adjustment related to the acquisition of Vortex Medical, Inc., a seven month benefit from the R&D tax credit that expired on December 31, 2013 and a benefit from lower tax rates in foreign jurisdictions in which we operate, offset by non-deductible expense related to contingent payments and true-ups of our fiscal year 2013 US income tax returns. Additionally during the 2014 period, our ASC 718 APIC pool, which has been historically reduced when share-based compensation cost previously recognized by us was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting, became fully depleted. The prior year period was impacted by a magnified impact of non-deductible items caused by reduced taxable income in fiscal 2013, non-deductible costs related to the acquisition of Vortex net of tax benefits related to the retroactive renewal of the R&D credit that had previously expired on December 31, 2011 and was retroactively reinstated during fiscal year 2013.

Net income (loss) - For the nine months ended February 28, 2014, we reported net income of $4.6 million, an increase of $4.3 million when compared to the same period in the prior year.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $7.4 million as of February 28, 2014, compared with $21.8 million as of May 31, 2013. Marketable securities totaled $1.8 million and $2.2 million as of February 28, 2014 and May 31, 2013, respectively, and consist of U.S. government issued or guaranteed securities, corporate bonds and auction rate securities. As of February 28, 2014, total debt was $139 million primarily comprised of short and long-term bank debt that financed our acquisition of Navilyst in May 2012 which was refinanced in September 2013. In accounting for the Vortex, Microsulis and Clinical Devices acquisitions, the fair value of contingent milestone payments was remeasured as of February 28, 2014. As a result, $55.8 million was reflected in “Contingent consideration, net of current portion” and $12.2 million was reflected in “Current portion of contingent consideration” on the consolidated balance sheet.

The table below summarizes our cash flows for the nine months ended February 28, 2014 and 2013 (in thousands of dollars):

	Nine Months Ended
	Feb 28, 2014	Feb 28, 2013
Cash provided by (used in):
Operating activities	$15,174	$15,515
Investing activities	(13,024)	(17,826)
Financing activities	(16,656)	(4,529)
Effect of exchange rate changes on cash and cash equivalents	86	(43)

Net change in cash and cash equivalents	$(14,420)	$(6,883)

Net cash provided by operating activities during the nine months ended February 28, 2014 and 2013 was $15.2 million and $15.5 million, respectively. Cash provided by operating activities during the nine months ended February 28, 2014, was primarily the result of non-cash expense items, such as amortization and depreciation, partially offset by changes in the fair value of contingent consideration and increases in inventories and accounts receivable. The prior year period consisted of similar items with a larger prior year change in working capital due to larger increased inventories coupled with a reduction in accounts payable and accrued liabilities.

Net cash used in investing activities during the nine months ended February 28, 2014 and 2013 was $13.0 million and $17.8 million, respectively. The net cash used in investing activities for the current year period consisted primarily of fixed asset additions and the acquisition of Clinical Devices, partially offset by net proceeds from the sale of marketable securities. The prior year period use of cash consisted primarily of the Vortex acquisition, partially offset by net proceeds from the sales of marketable securities and the sale of our PDT laser product line.

Net cash used in financing activities during the nine months ended February 28, 2014 and 2013 was $16.7 million and $4.5 million, respectively. The current year period consisted primarily of the payment of contingent consideration related to the acquisition of Vortex and the refinancing of long-term debt, partially offset by proceeds from the exercise of stock options and purchases related to our Employee Stock Option plan. The repayment of long-term debt was the primary source of the prior year period use of cash.

Our contractual obligations and their effect on liquidity and cash flows have not changed substantially, other than the restructuring of our long term debt as discussed above and in Note F, from that disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013.

We believe that our current cash and investment balances, together with cash generated from operations and our remaining revolving credit facility capacity of $58.6 million as of February 28, 2014, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.

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

The proceeds of the Revolving Facility may be used for general corporate purposes of AngioDynamics and its subsidiaries. The Facilities have a five year maturity. The Term Loan has a quarterly repayment schedule equal to 5%, 5%, 10%, 15% and 65% of its principal amount in years one through five, respectively. Interest on both the Term Loan and Revolving Facility will be based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, and with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.50% to 2.25% respectively. After default, the interest rate may be increased by 2.0%. The Revolving Facility will also carry a commitment fee of 0.20% to 0.35% per annum on the unused portion.

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

On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Existing Credit Agreement. As of November 30, 2013, $98.8 million and $41.4 million were outstanding under the Term Facility and Revolving Facility, respectively. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of (i) consolidated EBITDA minus consolidated capital expenditures to (ii) consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not greater than 3.75 to 1.00. We were in compliance with both covenants as of February 28, 2014.

On September 19, 2013, we repaid all amounts owed under the Existing Credit Agreement, and as a result, the Existing Credit Agreement was terminated. Pursuant to the terms of the Existing Credit Agreement, we had the option to repay this facility at any time prior to the maturity date without penalty.

Nearly all of our sales have historically been denominated in United States dollars. Although not significant, we transact sales in other currencies, particularly the Euro, GB pound and Canadian dollar. Approximately 6% of our sales during the nine month period ended February 28, 2014, were denominated in currencies other than the US dollar, primarily the Euro and GB pound. We currently have no significant direct foreign currency exchange risk and such risk in the future is expected to be modest.

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities primarily of less than two years. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and marketable securities and therefore affect our cash flows and results of operations. We hold investments in auction rate securities (“ARS”) in order to generate higher than typical money market investments. ARS typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids. Such instances are usually the result of a drastic deterioration of issuer credit quality. Should there be a failed auction, we may be unable to liquidate our position in the securities in the near term. We have $1.80 million in investments in two auction rate securities issued by New York state and local government authorities that have failed auctions. The authorities are current in their interest payments on the securities.

We are party to legal actions that arise in the ordinary course of business. (See Note L of Notes to Consolidated Financial Statements for more information related to legal actions.)

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of a multi-year implementation of a Strategic Business System project (which is our global enterprise resource planning or ERP system). In fiscal 2014, we deployed the system at our U.S. operations, the largest of our global operations and in varying degrees at our non-U.S. operations. We expect to complete the full global implementation during fiscal 2015. In response to business integration activities related to the new system, we will align and streamline the design and operation of the financial reporting controls environment to be responsive to the changing operating environment.

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

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million.

August 29, 2013, we became co-plaintiffs in an adversary proceeding in the United States Bankruptcy Court for the District of New Jersey entitled Cyganowski, Trustee, et al. v. Biolitec U.S., Inc., et al. In this action, we assert claims of conversion, unjust enrichment, tortious interference, and unfair competition against various biolitec entities for alleged violation of Bankruptcy Court settlement and sale orders under which we acquired certain assets of Biolitec, Inc. On September 3, 2013, we, along with our co-plaintiff, obtained a temporary restraining order against the defendants in this action. The restraining order is still in place. Trial in the Bankruptcy Court is scheduled for June 12, 2014.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by Bard. Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office which seek to invalidate all three patents asserted in the litigation. Our petitions have been granted and 40 of 41 patent claims have been and remain rejected. The Patent Office has issued a Final Rejection of all the claims subject to reexamination and Bard has filed appeals. The parties are currently in the midst of the briefing process for these appeals. The case has been stayed pending final resolution of the PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

Item 1A.	Risk Factors

In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2013 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk. There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the shares of the company’s common stock repurchased during the period ended February 28, 2014:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
December 1 - December 31, 2013	163	$15.63
January 1 - January 31, 2014	2,654	17.23
February 1 - February 28, 2014	—	—

Total	2,817	$17.14

(1)	The company repurchased 2,817 shares during the three month period ended February 28, 2014 from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

Item 3.	Defaults on Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

No.	Description

10.3	Change in Control Agreement, dated as of December 6, 2013, between AngioDynamics, Inc. and Mark T. Frost (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K, filed with the Commission on December 12, 2013).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	April 9, 2014	/ S / JOSEPH M. DEVIVO
Joseph M. DeVivo, President, Chief Executive Officer (Principal Executive Officer)

Date:	April 9, 2014	/ S / MARK T. FROST
Mark T. Frost, Executive Vice President, Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

No.	Description

10.3	Change in Control Agreement, dated as of December 6, 2013, between AngioDynamics, Inc. and Mark T. Frost (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K, filed with the Commission on December 12, 2013).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents