Form 10-K
period 2014-05-31
ANGIODYNAMICS INC
filed 2014-08-14
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-50761

AngioDynamics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3146460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Plaza Drive Latham, New York	12110
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (518) 795-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ Global Select Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 29, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $545,465,788, computed by reference to the last sale price of the common stock on that date as reported by The NASDAQ Global Select Market.
As of July 31, 2014, there were 35,458,688 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this annual report on Form 10-K is incorporated by reference to the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended May 31, 2014.

AngioDynamics, Inc. and Subsidiaries

Part I

Item 1.	Business
(a) General Development of Business
Overview
AngioDynamics, Inc. (together with its subsidiaries, "AngioDynamics," the "Company," "we," "our" or "us") designs, manufactures and sells a wide range of medical, surgical and diagnostic devices used by professional healthcare providers for vascular access, for the treatment of peripheral vascular disease and for use in oncology and surgical settings. Our devices are generally used in minimally invasive, image-guided procedures.
Available Information
Our corporate headquarters is located at 14 Plaza Drive, Latham, New York 12110. Our phone number is (518) 795-1400. Our website is www.angiodynamics.com .
We make available, free-of-charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission, or SEC. In addition, our website includes, among other things, charters of the various committees of our Board of Directors and our code of business conduct and ethics applicable to all employees, officers and directors. Copies of these documents may be obtained free of charge from our website. Any stockholder also may obtain copies of these documents, free of charge, by sending a request in writing to our investor relations firm: EVC Group, 60 East 42nd Street, Suite 936, New York, NY 10165, Attention: Doug Sherk. Information on our website or connected to our website is not incorporated by reference into this annual report on Form 10-K.
History
AngioDynamics was founded in 1988 and we completed our initial public offering in 2004, raising net proceeds of approximately $21.7 million at an offering price of $11.00 per share. In 2006 we completed a follow-on offering, raising net proceeds of approximately $61.9 million at a public offering price of $24.07 per share.
(b) Narrative Description of Business
Products
Our product offerings fall within three product groupings: Peripheral Vascular, Vascular Access and Oncology/Surgery.
Peripheral Vascular Products
Our Peripheral Vascular products include Fluid Management, Venous, Thrombus Management, Angiographic, as well as other products.

Fluid Management Products

Our Fluid Management product offering includes the NAMIC® Fluid Management portfolio. Since 1969, the NAMIC product line has been the leader in providing clinicians high quality, dependable devices that help in the diagnosis and treatment of cardiovascular and peripheral vascular disease. The NAMIC product line includes an extensive offering of manifolds, contrast management systems, closed fluid systems, guidewires, disposable transducers and interventional accessories. These devices are utilized together and allow clinicians to aspirate or inject contrast, saline, remove waste and monitor invasive blood pressures throughout the procedure.
We manufacture "convenience kits" for customers, which incorporate the NAMIC devices they need for their procedures.

•
NAMIC Squeeze Contrast Controller® – Designed to help labs minimize the amount of contrast wasted, the Squeeze Contrast Controller contrast management system contains two one-way check valves that prevent cross contamination of the contrast source, flexible chamber and unique green ball fluid level indicator.

•
Perceptor® Manifold and Compensator® Manifold – Provides clinicians a manifold with an integral transducer and allows for single operator re-zeroing during the procedure, in the sterile field. The Perceptor Manifold must remain at heart level during pressure readings, while the Compensator utilizes a compensating line, which allows the user to move the manifold during pressure readings.

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

Venous Products
Our venous products focus on the treatment of varicose veins and consist of our VenaCure EVLT® laser system and Sotradecol®. An estimated one-half of all Americans older than age 50 suffer from varicose veins, making the market for the treatment large and growing.
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
With our VenaCure EVLT laser system, laser energy is used to stop the reflux by ablating, or collapsing and destroying, the affected vein. The body subsequently re-routes the blood to other healthy veins. Our products are sold as a system that includes diode laser hardware with our family of disposable laser fiber components, training and marketing materials. The disposable components in the system include a laser fiber system featuring our NeverTouch® gold-tip technology, an access sheath, access wires and needles. The procedure kits come in a variety of lengths and configurations to accommodate varied patient anatomies. Our VenaCure EVLT 1470 nanometer wavelength laser allows customers to more efficiently heat the vein wall using lower power settings thereby reducing the risk of collateral damage.
Sotradecol® (sodium tetradecyl sulfate injection) is an FDA approved sclerosing drug that we distribute through a global agreement with the manufacturer. Sotradecol® has been shown to be an effective non-surgical treatment of small, uncomplicated varicose veins of the lower extremities that show simple dilation with competent valves.
Thrombus Management
Our Thrombus Management product offerings include our AngioVac Venous Drainage Cannula and our thrombolytic products.
AngioVac - In fiscal 2013, we released our AngioVac venous drainage system which includes a Venous Drainage Cannula and Cardiopulmonary Bypass Circuit. The cannula is indicated for use as a venous drainage cannula and for removal of fresh, soft thrombi or emboli during extracorporeal bypass for up to six hours. The cardiopulmonary bypass circuit is indicated for use in procedures requiring extracorporeal circulatory support for periods of up to six hours.
The AngioVac devices are for use with other manufacturer’s off-the-shelf pump, filter, and reinfusion cannula, to facilitate venous drainage as part of a extracorporeal bypass procedure for up to six hours.
The AngioVac venous drainage cannula is a 22F coil-reinforced cannula designed with a balloon actuated, expandable funnel shaped distal tip. The proprietary funnel shaped tip enhances venous drainage flow when the balloon is inflated, prevents clogging of the cannula with commonly encountered undesirable intravascular material, and facilitates en bloc removal of such extraneous material.
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

Angiographic Products and Accessories
Angiographic products and accessories are used during peripheral vascular interventional procedures. These products permit interventional physicians to reach targeted locations within the vascular system to deliver contrast media for visualization purposes and therapeutic agents and devices, such as percutaneous transluminal angioplasty (PTA) balloons. Angiographic products consist primarily of angiographic catheters, but also include entry needles and guidewires specifically designed for peripheral interventions and fluid management products.
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
Micro Access Kits
Our Micro Access sets provide interventional physicians a smaller introducer system for minimally-invasive procedures. Our Micro Access product line provides physicians with the means to build a custom set from the wide selection of configurations available, including four wires in two different lengths, seven needle options and three sheath dilator options.
Vascular Access
Image-guided vascular access, or IGVA, involves the use of advanced imaging equipment to guide the placement of catheters that deliver primarily short-term drug therapies, such as chemotherapeutic agents and antibiotics, into the central venous system. Delivery to the circulatory system allows drugs to mix with a large volume of blood as compared to intravenous drug delivery into a superficial vessel. IGVA procedures include the placement of PICC lines, implantable ports and central venous catheters, or CVCs.

BioFlo®
Our BioFlo products incorporate Endexo Technology into the manufacturing and design of our Vascular Access products. Endexo is a fluorine based additive that creates a non-eluting (permanent), non-heparin based catheter material that is designed to reduce thrombus accumulation and platelet adhesion to all surfaces of the catheter. BioFlo’s long-term durability and efficacy is intended to provide clinicians a high degree of safety and confidence in providing better patient care and improved patient outcomes.
PICC Products

A peripherally inserted central catheter, or PICC, is a long thin catheter that is inserted into a peripheral vein, typically in the upper arm, and advanced until the catheter tip terminates in a large vein in the chest near the heart to obtain intravenous access. PICCs can typically be used for prolonged periods of time and provide an alternative to central venous catheters. Our PICC products include:

•
BioFlo® PICC: BioFlo is the only power injectable PICC available that incorporates Endexo Technology into the manufacturing and design of the catheter. Advanced features such as large lumen diameters allow the BioFlo® PICC to deliver the power injection flow rates required for contrast-enhanced computed tomography (CT) scans compatible with up to 325 psi CT injections.

•
BioFlo® PICC with PASV® Valve Technology: The only power injectable PICC to combine Endexo Technology with PASV® Valve Technology. The PASV® Valve Technology is designed to automatically resist backflow and reduce blood reflux that could lead to catheter-related complications.

•
BioFlo® PICC Hybrid with PASV Valve Technology: The BioFlo® Hybrid PICC is the first and only triple lumen PICC with two valved lumens incorporating Endexo Technology and our proprietary PASV Valve Technology with a dedicated non-valved lumen for precise central venous pressure (or CVP) monitoring. With this innovative design, we now have a durable, non-eluting catheter that reduces thrombus accumulation and provides the benefits of two catheters in one.

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

•
Xcela Power Injectible PICC: The Xcela Power Injectable PICC, with fundamental PICC requirements as its foundation, is also designed to deliver flow rates required for successful contrast-enhanced CTs. Advanced features such as large lumen diameters, reverse tapered catheter body and radiopacity are designed to augment catheter performance, from catheter placement to care and maintenance.

•
Xcela PICC Hybrid with PASV Valve Technology: The Xcela Hybrid PICC has two valved lumens incorporating our proprietary PASV Valve Technology and a dedicated non-valved lumen for precise CVP monitoring.

•
Morpheus® CT PICC and Morpheus® CT PICC Insertion Kit: Our insertion kit allows our Morpheus CT PICC to be inserted at a patient’s bedside instead of in the hospital radiology suite. The kit was specifically designed for interventional radiologists, nurse practitioners, physician assistants and radiology technicians who perform placement of PICC lines. These PICC lines provide short or long-term peripheral access to the central venous system for intravenous therapy and blood sampling. These products are intended for use with CT injectors, allowing physicians to use the existing PICC for both medications and CT imaging, thus avoiding the need for an additional access site.

•
Morpheus® Smart PICC: The Morpheus Triple Lumen Smart PICC, the next evolution of our Morpheus CT PICC line, gives practitioners the increased flexibility to both administer medications and perform power injections of contrast media for CT imaging using one PICC line. The Morpheus Smart PICC features Smart Taper™ technology to improve blood flow and reduce the risk of thrombosis while reducing leakage around the insertion site.

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

Our port products and accessories include:

•
Vortex® : Our Vortex port technology line of ports is a clear-flow port technology that, we believe, revolutionized port design. With its rounded chamber, the Vortex port is designed to have no sludge-harboring corners or dead spaces. This product line consists of the following titanium, plastic and dual-lumen offerings within its family of products: (i) Vortex VX; (ii) Vortex TR; (iii) Vortex LP; and (iv) Vortex MP.

•
SmartPort® : The Smart Port power-injectable port with Vortex technology offers the ability for a clinician to access a vein for both the delivery of medications or fluids and for administering power-injected contrast to perform a Computed Tomography (CT) scan. The ability to access a port for power-injected contrast studies eliminates the need for additional needle sticks in the patient’s arm and wrist veins. Once implanted, repeated access to the bloodstream can be accomplished with greater ease and less discomfort. Our Smart Port is now available in mini and low-profiles to accommodate more patient anatomies.

•
Vaxcel® Implantable Ports. Vaxcel® : Implantable Ports are available in a choice of port design: titanium or polysulfone port body material; silicone or polyurethane thin wall catheter construction. An option of Mini and Standard Port body designs provides the flexibility to match size to varying clinical requirements.

•	Xcela® Power Injectible Ports. Our Xcela® : Power Injectable Ports offer choices in port size, design and material to best suit a wide variety of patient needs.

•	Plastic—Light weight for patient comfort and provides radiolucence for improved imaging.

•	Hybrid of Plastic and Titanium—Combines the light weight and radiolucence of plastic with the durability of titanium.

•	Standard Titanium—Offers a small footprint without compromising septum size for ease of access.

•	Low Profile Titanium—Offers the smallest footprint, providing increased patient comfort and options for placement.

•	Dual Lumen Plastic—Designed to deliver supportive therapies.

•
Vaxcel® Implantaable Ports with PASV® Valve Technology: The Vaxcel® Port with PASV® Valve has shown demonstrated results in clinical and economic outcomes. Ports with PASV® Valve Technology have shown significant reductions in inadequate blood draws and occlusion in clinical studies. The PASV® Valve is a proximally located valve in the port body, designed to automatically close after infusion, disconnection or aspiration, and remain closed during normal pressure. An advantage of the PASV® Valve Technology is a proximally located, direction-specific valve that is designed to resist backflow and maintain patency between uses.

•
LifeGuard® : The LifeGuard Safety Infusion Set and The LifeGuard Vision are used to infuse our ports and complement our port and vascular access catheters. The needles’ low profile design is intended to allow clinicians to easily dress the site.

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

Oncology / Surgery Products
Our Oncology/Surgery product offerings include our Microwave Ablation products, our Radiofrequency Ablation (RFA) and our NanoKnife product lines.
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

The following is a list of our RFA products:

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
All products discussed above have been cleared for sale in the United States by the FDA.
Research & Development
Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For fiscal 2014, 2013 and 2012, our research and development (“R&D”) expenditures were $27.5 million, $26.3 million and $20.5 million, respectively, and constituted 7.8%, 7.7% and 9.2%, respectively, of net sales.
Our R&D development teams work closely with our sales force to incorporate customer feedback into our development and design process. We believe that we have a reputation among interventional physicians as a strong partner for product development because of our tradition of close physician collaboration, dedicated market focus, responsiveness and execution capabilities for product development and commercialization.

Competition
We encounter significant competition across our product lines and in each market in which our products are sold. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. We face competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products.
In addition, we compete with providers of other medical therapies, such as pharmaceutical companies, that may offer non-surgical therapies for conditions that currently, or in the future, may be treated using our products. Our primary device competitors include: Boston Scientific Corporation; Cook Medical; C.R. Bard; Medical Components, Inc., or Medcomp; Arrow International, a subsidiary of TeleFlex Medical; Smiths Medical, a subsidiary of Smiths Group plc; Vascular Solutions; Covidien subsidiaries (Kendall, VNUS, EV3); Merit Medical; Terumo Medical Corporation; Total Vein Systems and Biolitec.
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
Backlog
Historically, we ship the majority of products within 48 hours of receipt of the orders, and accordingly our backlog is not significant.
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
Raw materials and sub-assemblies used in the manufacture of our products are purchased from a large number of suppliers in diverse geographic locations. Changes in economic conditions and related risks in materials, particularly metals and plastic resins, can have a significant impact on access, availability and total cost of producing certain products. We may experience fluctuations in our margins if these costs cannot be effectively mitigated through or captured in the price of the products.

We own or lease four primary manufacturing properties providing capabilities which include manufacturing, service, engineering and research, distribution warehouses and offices. These facilities are registered with the FDA and have been certified to ISO 13485 standards, as well as the CMD/CAS Canadian Medical Device Regulations. ISO 13485 is a quality system standard that satisfies European Union regulatory requirements, thus allowing us to market and sell our products in European Union countries. If we were to lose this certification, we would no longer be able to sell our products in these countries until we made the necessary corrections to our operations or satisfactorily completed an alternate European Union approval route that did not rely on compliance with quality system standards. Our manufacturing facilities are subject to periodic inspections by regulatory authorities to ensure compliance with domestic and non-U.S. regulatory requirements. See “Government Regulation” section of this report for additional information. We believe that the properties are maintained in good operating condition and are suitable for their intended use. These sites are as follows:

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

Most of our products are sold under the AngioDynamics trade name or trademark. Additionally, many are also sold under product trademarks and/or registered product trademarks owned by AngioDynamics, Inc., or an affiliate or subsidiary. Some products contain trademarks of companies other than AngioDynamics.
As of May 31, 2014, we owned or had exclusive licenses to 231 U.S. utility patents, 123 pending U.S. utility applications, and 117 foreign issued and pending utility patents. We also own 67 U.S. registered trademarks and 49 common law trademarks. We currently have 119 registered international trademarks and 15 pending international trademarks.
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

See Part I. Item 3 of this report for additional details on litigation regarding proprietary technology.
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
Litigation
We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. While it is not possible to predict the outcome of patent litigation incidents to our business, we believe the costs associated with this type of litigation could have a material adverse impact on our consolidated results of operations, financial position, or cash flows. The medical device industry is also susceptible to significant product liability claims. These claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. In addition, product liability claims may be asserted against us in the future based on events we are not aware of at the present time. At any given time, we are involved in a number of product liability actions. For additional information, see both Part I. Item 3 of this report and Note N to the consolidated financial statements in this annual report on Form 10-K.
Government Regulation
The products we manufacture and market are subject to regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and, in some instances, state authorities and foreign governments.
United States FDA Regulation - Before a new medical device can be introduced into the market, a manufacturer generally must obtain marketing clearance or approval from the FDA through either a 510(k) submission (a premarket notification) or a premarket approval application, or PMA.
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
Other - We and our products are also subject to a variety of state and local laws in those jurisdictions where our products are or will be marketed, and federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, we are subject to various federal and state laws governing our relationships with the physicians and others who purchase or make referrals for our products. For instance, federal law prohibits payments of any form that are intended to induce a referral for any item payable under Medicare, Medicaid or any other federal healthcare program. Many states have similar laws. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon our ability to do business.
International Regulation - Internationally, all of our current products are considered medical devices under applicable regulatory regimes, and we anticipate that this will be true for all of our future products. Sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process may vary greatly from country to country. For example, the European Union has adopted numerous directives and standards relating to medical devices regulating their design, manufacture, clinical trials, labeling and adverse event reporting. Devices that comply with those requirements are entitled to bear a Conformité Européenne, or CE Mark, indicating that the device conforms to the essential requirements of the applicable directives and can be commercially distributed in countries that are members of the European Union.
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
Third-Party Reimbursement
United States - Our products are used in medical procedures generally covered by government or private health plans.
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
International - Our success in international markets will depend largely upon the availability of reimbursement from the third-party payors through which healthcare providers are paid in those markets. Reimbursement and healthcare payment systems vary significantly by country. The main types of healthcare payment systems are government sponsored healthcare and private insurance. Reimbursement approval must be obtained individually in each country in which our products are marketed. Outside the United States, we generally rely on our distributors to obtain reimbursement approval in the countries in which they will sell our products. There can be no assurance that reimbursement approvals will be received.
Insurance
Our product liability insurance coverage is limited to a maximum of $10,000,000 per product liability claim and an aggregate policy limit of $10,000,000, subject to a self-insured retention of $500,000 per occurrence and $1,250,000 in the aggregate. The policy covers, subject to policy conditions and exclusions, claims of bodily injury and property damage from any product sold or manufactured by us.
There is no assurance that this level of coverage is adequate. We may not be able to sustain or maintain this level of coverage and cannot assure you that adequate insurance coverage will continue to be available on commercially reasonable terms, or at all. A successful product liability claim or other claim with respect to uninsured or underinsured liabilities could have a material adverse effect on our business.

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
Employees
As of May 31, 2014, we had approximately 1,300 full time employees. None of our employees are represented by a labor union and we have never experienced a work stoppage.
Executive Officers of the Company
The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Joseph M. DeVivo	47	President and Chief Executive Officer
Mark T. Frost	51	Executive Vice President, Chief Financial Officer
John Soto	50	Executive Vice President, Chief Commercial Officer
Matthew Kapusta	42	Senior Vice President, Business Development
Mark Stephens	46	Senior Vice President, Administration
Stephen A. Trowbridge	40	Senior Vice President and General Counsel
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
Mark T. Frost became our Executive Vice President and Chief Financial Officer in November 2012. Prior to AngioDynamics, Mr. Frost most recently served as Chief Financial Officer and Senior Vice President of Administration of Albany Molecular Research Inc. (AMRI). He also served five years as vice president of finance at Smith & Nephew Endoscopy, a global medical device division of Smith & Nephew, before joining AMRI. Mr. Frost also spent 14 years with General Electric where he last served as Chief Financial Officer of Groupe Sovac Auto Financial Services based in Paris, France. He earned a Bachelor of Arts in International Relations/Economics, graduating Cum Laude with Honors in Economics, from Colgate University in Hamilton, N.Y.
John Soto joined AngioDynamics as Senior Vice President, Global Franchise, Peripheral Vascular in September 2012 and was appointed Chief Commercial Officer in December 2013. Most recently he was Senior Vice President of Smith & Nephew’s Global Hip Franchise. Mr. Soto is the former Senior Vice President of Global Sales for AngioDynamics — a role that he took on after the Company’s acquisition of RITA Medical Systems in 2007, where he had served as Executive Vice President of Global Sales and Vice President of International Operations. Prior to joining RITA, he gained leadership experience at Computer Motion, Tyco Healthcare and U.S. Surgical. Mr. Soto graduated from the British Royal Navy with a degree in electronic engineering and has a diploma in medical marketing from the University of California at Los Angeles, CA.
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
Stephen A. Trowbridge joined AngioDynamics as corporate counsel in June 2008, becoming our Vice President and General Counsel in June 2010 and Senior Vice President and General Counsel in August 2013.  Prior to joining AngioDynamics, Mr. Trowbridge was corporate counsel for Philips Healthcare from November 2006 through June 2008, and corporate counsel for Intermagnetics General Corporation from April 2006 until its acquisition by Philips Healthcare in November 2006.  Mr. Trowbridge began his career at Cadwalader, Wickersham & Taft LLP in New York City in September 2000.  Mr. Trowbridge holds a BS in Science and Technology Studies from Rensselaer Polytechnic Institute, a Juris Doctor from the University of Pennsylvania Law School and an MBA from Duke University’s Fuqua School of Business.

Item 1A.	Risk Factors
In addition to the other information contained in this annual report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company's business. Our financial and operating results are subject to a number of factors, many of which are not within our control. These factors include those set forth below. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition or results of operations.
Although we expect that the acquisition of Navilyst will result in benefits to us, we may not realize those benefits because of integration difficulties.
We completed the acquisition of Navilyst in May 2012 and have been actively integrating the operations of Navilyst since that time. Completing this integration successfully or otherwise fully realizing any of the anticipated benefits of the acquisition of Navilyst, including anticipated cost savings and additional revenue opportunities, involves a number of challenges. Failure to fully meet these integration challenges could seriously harm our results of operations and the market price of our common stock may decline as a result.
Realizing the benefits of the acquisition will depend in part on the integration of information technology, operations, personnel and sales force. These integration activities are complex and time-consuming and we may encounter unexpected difficulties or incur unexpected costs as we complete the integration, including:

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
We may not successfully complete the integrate of the operations of the businesses of Navilyst in a timely manner, and we may not realize the anticipated net reductions in costs and expenses and other benefits and synergies of the acquisition of Navilyst to the extent, or in the timeframe, anticipated. In addition to the integration risks discussed above, our ability to realize these net reductions in costs and expenses and other benefits and synergies could be adversely impacted by practical or legal constraints on our ability to combine operations.
If we are unable to manage our growth profitably, our business, financial results and stock price could suffer.
Our future financial results will depend in part on our ability to profitably manage our growth. Management will need to maintain existing customers and attract new customers, recruit, retain and effectively manage employees, as well as expand operations and integrate customer support and financial control systems. If integration-related expenses and capital expenditure requirements are greater than anticipated or if we are unable to manage our growth profitably, our financial results and the market price of our common stock may decline.
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
Certain of the benefits we expect from the acquisition of Navilyst, including accretion through fiscal year 2016, cost savings (net of identified incremental costs and excluding transaction and associated one-time costs) of approximately $10 to $15 million by fiscal year 2015 and annual cash tax savings of $11.5 million, or $0.32 per share, each year from fiscal year 2013 through 2023, are based on projections and assumptions that are uncertain and subject to change. These projections and assumptions are based on preliminary information, which may prove to be inaccurate. There can be no assurance that we will realize the accretion per diluted share, the net reductions in costs and expenses from the acquisition or the tax benefits to the extent, or in the time frame, we anticipate. The market price of our common stock may decline if the estimates are not realized or we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated. If we do not generate sufficient taxable income to utilize the acquired net operating loss, or NOL, carryforward before expiration, we will lose the benefit associated with the NOL's acquired in the Navilyst transaction as well as the substantial amounts of NOL's we owned prior to the Navilyst acquisition. There is the possibility that a future ownership change under Internal Revenue Code (or IRC) Section 382 could place a greater limitation on the use of the NOL, resulting in less NOL carryforward available for use.
Subject to certain limitations, the holders of the stock issued in connection with the Navilyst acquisition may sell our common stock, which could cause our stock price to decline.
The shares of our common stock issued following the completion of the acquisition of Navilyst were initially restricted, but the holders may sell the shares of our common stock under certain circumstances. At the closing of the Navilyst acquisition, we entered into a stockholders agreement with certain of the Navilyst stockholders, which granted them certain registration rights with respect to their shares of our common stock and imposed certain additional restrictions on their ability to transfer their shares of our common stock, including, among other things, a twelve month prohibition on the transfer of the shares of our common stock issued in connection with the acquisition of Navilyst (other than transfers to certain permitted transferees). The twelve month prohibition on the transfer of these shares expired on May 22, 2013 and in August 2013 we filed a Form S-3 registration statement with the SEC registering these shares for resale. The sale of a substantial number of our shares by such parties or our other stockholders within a short period of time could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.
The presence of a significant stockholder may affect the ability of a third party to acquire control of us.
The former Navilyst stockholders, including investment funds affiliated with Avista Capital Partners, beneficially own approximately 27% of our outstanding common stock. Certain of the former Navilyst stockholders entered into a stockholders agreement at the closing of the acquisition that permits investment funds affiliated with Avista Capital Partners to appoint two  directors to our Board of Directors until such time as, with respect to the first director, certain of the former Navilyst stockholders’ beneficial ownership in us has been reduced below 20% of the then outstanding voting shares and, with respect to the second director, certain of the former Navilyst stockholders’ beneficial ownership in us has been reduced below 10% of the then outstanding voting shares. Although these directors will not constitute a majority of the Board of Directors, they may exercise influence over the decisions of the board. David Burgstahler and Sriram Venkataraman were appointed to our Board of Directors on May 22, 2012.
Having certain of the former Navilyst stockholders as our significant stockholders of us may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our Board of Directors through a proxy solicitation. In that regard, these stockholders and their controlled affiliates are obligated pursuant to the stockholders agreement, in certain circumstances, not to transfer their shares of our common stock, in whole or in part, pursuant to any recapitalization, reclassification, consolidation, merger, share exchange or other business combination transaction involving us or pursuant to any tender, exchange or other similar offer for our common stock unless, in each case, the Board of Directors recommends such transaction or offer or fails to recommend that our stockholders reject such transaction or offer.
For the period from the date that is one year from the date of the stockholders agreement until the first date that certain of the former Navilyst stockholders no longer beneficially own at least ten percent (10%) of the voting securities outstanding at such time, the applicable former Navilyst stockholders agree to vote all voting securities then owned by them either, in the sole discretion of each stockholder, (1) in accordance with the recommendation of our Board or (2) in proportion to the votes cast with respect to the voting securities not owned by the applicable former Navilyst stockholders with respect to any business or proposal on which our stockholders are entitled to vote. If at any time following one (1) year from the date of the stockholders agreement, certain of the former Navilyst stockholders beneficially own less than fifteen percent (15%) of the voting securities then outstanding and there is no stockholder designee then serving on our Board pursuant to the stockholders agreement, the applicable former Navilyst stockholders may vote all voting securities then owned by them in their own discretion.
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
The markets for our products are highly competitive, and we expect competition to continue to intensify. We may not be able to compete effectively, and we may lose market share to our competitors. Our primary device competitors include: Boston Scientific Corporation; Cook Medical; C.R. Bard; Medical Components, Inc., or Medcomp; Arrow International, a subsidiary of TeleFlex Medical; Smiths Medical, a subsidiary of Smiths Group plc; Vascular Solutions; Covidien subsidiaries (Kendall, VNUS, EV3); Merit Medical; Terumo Medical Corporation; Total Vein Systems and Biolitec. Many of our competitors have substantially greater:

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
We currently have FDA 510(k) clearance to market NanoKnife Ablation products for soft tissue ablation. If we are not able to secure FDA approval to conduct investigational device exemption (IDE) trials or marketing approval for additional or more specific indications, through 510(k) clearance, pre-market approval or otherwise, our ability to market our NanoKnife Ablation products will be restricted which may have an adverse effect on our business, financial condition and results of operations.
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

We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and may experience business disruptions associated with restructuring, facility consolidations, realignment, and other cost reducing initiatives.
During the past year we have begun to implement our operational excellence initiatives which include a number of restructuring, realignment and cost reduction initiatives. While we have realized some efficiencies from these actions, we may not realize the benefits of these initiatives to the extent we anticipated. Further, such benefits may be realized later than expected, and the ongoing difficulties in implementing these measures may be greater than anticipated, which could cause us to incur additional costs or result in business disruptions. In addition, if these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in significant additional charges. Moreover, if our restructuring and realignment efforts prove ineffective, our ability to achieve our other strategic goals and business plans may be adversely affected

Our strategic initiatives, including acquisitions, may not produce the intended growth in revenue and operating income.
Our strategies include making significant investments to achieve revenue growth and margin improvement targets. During our fiscal year ended May 31, 2013, we completed the acquisition of Vortex Medical and certain assets of Microsulis Medical. If we do not achieve the expected benefits from these investments or otherwise fail to execute on our strategic initiatives, we may not achieve the growth improvement we are targeting and our results of operations may be adversely affected.
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
Additionally, we may not be able to effectively protect our rights in unpatented technology, trade secrets and confidential information. Although we require our new employees, consultants and corporate partners to execute invention disclosure and confidentiality agreements, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, may not provide adequate remedies.
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
Many of our existing and potential customers have become members of group purchasing organizations, or GPOs, and integrated delivery network, or IDNs, in an effort to reduce costs. GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple manufacturers with the intention of driving down pricing. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain market prices for our products or obtain or maintain contract positions with major GPOs and IDNs, which could adversely impact our profitability.
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

Our international sales and operations are subject to risks and uncertainties that vary by country and which could have a material adverse effect on our business and/or results of operations.
Sales outside the United States accounted for approximately 19% of our net sales during our fiscal year ended May 31, 2014. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging and/or faster-growing markets outside the United States. Our sales and profitability from our international operations are subject to risks and uncertainties that can vary by country, and include those related to political and economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights. These risks and uncertainties could have a material adverse effect on our business and/or results of operations.

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
Healthcare policy changes, including recent laws to reform the U.S. healthcare system, may have a material adverse effect on our revenues, financial position and results of operations.
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
In March 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was adopted and enacted into law. Effective January 1, 2014, most of the core pieces of the PPACA went into effect. There are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be. The PPACA includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. The PPACA also reduces Medicare and Medicaid payments to hospitals and clinical laboratories, which could reduce medical procedure volumes and impact the demand for our products or the prices at which we sell our products. While the PPACA is intended to expand health insurance coverage to uninsured persons in the United States, other elements of this legislation, the impact of any overall increase in access to healthcare on sales of our products remains uncertain. In addition, the costs of compliance with the PPACA’s new reporting and disclosure requirements with regard to payments or other transfers of value made to healthcare providers may have a material, negative impact on our results of operations and our cash flows. Various healthcare reform proposals have also emerged at the state level. We cannot predict the exact effect newly enacted laws or any future legislation or regulation will have on us. However, the implementation of the PPACA, and new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially. In addition, the enacted excise tax may materially and adversely affect our operating expenses and results of operations.
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
The design, manufacture and marketing of the types of medical devices we sell entail an inherent risk of product liability. Our products are used by physicians to treat seriously ill patients. We are periodically subject to product liability claims, and patients or customers may in the future bring claims against us in a number of circumstances and for a number of reasons, including if our products were misused, if a component of our product fails, if their manufacture or design was flawed, if they produced unsatisfactory results or if the instructions for use and operating manuals and disclosure of product related risks for our products were found to be inadequate. In addition, individuals or groups seeking to represent a class may file suit against us. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time.
We carry a product liability policy with a limit of $10,000,000 per product liability claim and an aggregate policy limit of $10,000,000, subject to a self-insured retention of of $500,000 per occurrence and $1,250,000 in the aggregate. We believe, based on claims made against us in the past, our existing product liability insurance coverage is reasonably adequate to protect us from any liabilities we might incur. However, there is no assurance that this coverage will be sufficient to satisfy any claim made against us. In addition, we may not be able to continue to maintain adequate coverage at a reasonable cost and on reasonable terms, if at all. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. Additionally, if one or more product liability claims is brought against us for uninsured liabilities or is in excess of our insurance coverage, our financial condition and results of operations could be negatively impacted. Further, such claims may require us to recall some of our products, which could result in significant costs to us and could divert management’s attention from our business.
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
After a device is placed on the market, numerous regulatory requirements apply. We are subject to inspection and marketing surveillance by the FDA to determine our compliance with all regulatory requirements. Our failure to comply with applicable regulatory requirements could result in the FDA or a court instituting a wide variety of enforcement actions against us, including a public "Warning Letter"; an order to shut down some or all manufacturing operations; a recall of products; fines or civil penalties; seizure or detention of our products; refusing our requests for 510(k) clearance or a premarket approval, or PMA, of new or modified products; withdrawing 510(k) clearance or PMA approvals already granted to us; and criminal prosecution.
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

On May 27, 2011, we received a Warning Letter from the FDA in connection with its inspection of our Queensbury, NY manufacturing facility. In the Warning Letter, the FDA cited deficiencies in the response letter we provided to the FDA pertaining to the inspection that occurred from January 4 to January 13, 2011. The deficiencies related to our internal procedures for medical device reporting, corrections and removals and complaint handling. We responded to the Warning Letter and completed corrective and preventive actions to address the observations noted.
In December 2011, we initiated a comprehensive Quality Call to Action Program to review and augment our Quality Management Systems at our Queensbury, NY facility. To accelerate implementation of the program, we engaged a team of external regulatory and quality experts and reallocated a significant number of engineering and product development resources to support this corporate initiative. From inception of the Quality Call to Action Program through fiscal 2014, we incurred $3.2 million in direct costs associated with the program.

On February 10, 2012, we received from the FDA a Form 483, List of Investigational Observations, in connection with its inspection of our Queensbury, NY facility from November 14, 2011 to February 10, 2012. The Form 483 contained 12 observations related to, among other things, our CAPA (Corrective and Preventive Action) system, MDR (Medical Device Reporting), complaint investigation, corrections and removals, acceptance criteria and training. Some of the observations contained in the Form 483 were repeat observations from the May 27, 2011 Warning Letter described above.
On February 13, 2012, we received from the FDA a Form 483 in connection with its inspection of our Fremont facility from January 12, 2012 to February 13, 2012. The Form 483 contained six observations related to, among other things, our CAPA system, design controls, risk management and training. We provided responses to FDA within 15 business days of our receipt of the Form 483.
On September 24, 2012, we received from FDA a Form 483 in connection with its subsequent inspection of our Queensbury, NY facility from September 6 to September 14, and September 19 to September 24. This re-inspection followed our response to the original Form 483 issued by FDA on February 13, 2012. The Form 483 contained five observations related to 510(k) decisions, complaint investigations, acceptance criteria, corrective and preventive actions and training. All but one of the observations in the Form 483 related to events that occurred before the date that we had indicated to FDA in our previous responses that our corrective and remediation activities related to our Quality Call to Action would be completed. We provided responses to FDA within 15 business days of our receipt of the Form 483.
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
On March 31, 2014, FDA completed an inspection of our Glens Falls, NY facility. The inspection began on March 17, 2014 and resulted in FDA issuing a form 483 containing 3 observations. The observations were related to 1) inconsistency of a manufacturing product test process used among similar products, 2) a particular verification test of a product, and 3) non-conforming product control procedure. We responded to the FDA within 15 business days of the receipt of the Form 483.
During the fourth quarter of our fiscal year ended May 31, 2014, we received Certificate to Foreign Governments (CFGs) from the FDA covering all Vascular Access and Peripheral Vascular products manufactured in our Queensbury facility.
We will continue to work closely with FDA to resolve any outstanding issues. Unless the items raised in the previously disclosed Warning Letters and Form 483s are corrected to the FDA’s satisfaction or we come to some other arrangement with the FDA finally resolving such matters, we may be subject to additional regulatory or legal action, including the issuance of warning letters, injunction, seizure or recall of products, imposition of fines or penalties or operating restrictions on our facilities. Such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results.
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
On January 24, 2011, we received a Warning Letter from the FDA in connection with our marketing of the NanoKnife System. In the Warning Letter, the FDA states that certain statements we made, including those on our company website, promote the use of the NanoKnife System beyond its currently cleared indications. We responded to the FDA as necessary and intend to work closely with them to resolve any outstanding issues. While we believe we have been fully responsive to the matters raised by the FDA in the Warning Letter, there can be no assurance that the FDA will be satisfied with our response. Therefore, we may be subject to additional regulatory action by the FDA, including the issuance of a warning letter, injunction, seizure or recall of products, imposition of fines or penalties and any such actions could significantly disrupt our business and operations and have a material adverse impact on our financial position and results of operations. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.
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
We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws in international jurisdictions, including the UK Anti-Bribery Act, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our sales to customers and distributors outside of the United States have been increasing and we expect them to continue to increase in the future. If our employees or agents violate the provisions of the FCPA or other anti-bribery laws, we may incur fines or penalties, we may be unable to market our products in other countries or we may experience other adverse consequences which could have a material adverse effect on our operating results or financial condition.
Failure to attract additional capital which we may require to expand our business could curtail our growth.
We may require additional capital to expand our business. If cash generated internally is insufficient to fund capital requirements, we will require additional debt or equity financing. In addition, we may require financing to fund any significant acquisitions we may seek to make. Needed financing may not be available or, if available, may not be available on terms satisfactory to us and may result in significant stockholder dilution. Covenants in our existing financing agreements may also restrict our ability to obtain additional debt financing. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets, restructuring our operations or refinancing our indebtedness.
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
Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may enable our management to resist a change in control. These provisions may discourage, delay or prevent a change in the ownership of our company or a change in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Such provisions include:

•	our board of directors is authorized, without prior stockholder approval, to create and issue “blank check” preferred stock, with rights senior to those of our common stock;

•
our board of directors is classified so that not all members of our board of directors are elected at one time, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace our directors;

•	advance notice requirements for stockholders to nominate individuals to serve on our board of directors or for stockholders to submit proposals that can be acted upon at stockholder meetings;

•	stockholder action by written consent is prohibited; and

•	stockholders are not permitted to accumulate their votes for the election of directors.
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
A significant portion of our assets consists of goodwill and intangible assets, the carrying value of which may be reduced if we determine that those assets are impaired. At May 31, 2014, goodwill and intangible assets, net represented approximately $566 million, or approximately 71% of our total assets.
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
We review our single reporting unit for potential goodwill impairment in the third fiscal quarter of each year as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in December 2013 indicated no goodwill impairments.
If actual results differ from the assumptions and estimates used in the goodwill and intangible asset calculations, we could incur future impairment or amortization charges, which could negatively impact our results of operations.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
We own a manufacturing, administrative and warehouse facility of approximately 189,000 square feet in Glens Falls, New York acquired as part of the Navilyst transaction. We own a manufacturing, administrative, engineering and warehouse facility of approximately 129,000 square feet situated on 18 acres in Queensbury, New York. In July 2009, we entered into an agreement to lease, for a ten year period plus two five-year renewal options, a 52,500 square foot office building in Latham, New York to house our corporate headquarters and certain business operations. The lease commencement date was March 1, 2010. See Part II, Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for a discussion of this lease.
We lease an engineering facility of approximately 31,000 square feet in Marlboro, Massachusetts acquired as part of the Navilyst transaction. We also lease additional properties including a manufacturing facility of approximately 60,000 square feet located in Manchester, Georgia which also includes office space, 1,800 square feet of office space in Walnut Creek, California, 7,800 square feet of sales and administrative offices in the Netherlands, 7,500 square feet of office and manufacturing in the United Kingdom and 1,600 square feet of sales office space in Hamburg, Germany. In addition, we have sales offices in Hong Kong, China; Toronto, Canada; and Sydney, Australia.

Item 3.	Legal Proceedings
AngioDynamics v. biolitec
On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. In this action, we are seeking judgment against biolitec for defense and indemnification in two lawsuits which we previously settled. Our claims arise out of a Supply and Distribution Agreement (“SDA”) entered into with biolitec on April 1, 2002. On September 27, 2011, the U.S. District Court for the Northern District of New York granted key portions of our motion for summary judgment in our legal case against biolitec. The Court’s order was filed under seal. The Court also dismissed biolitec’s counterclaims against us. The court denied one portion of our summary judgment motion, which sought to recover additional costs from biolitec, leaving this for adjudication at trial. On November 8, 2012, the Court granted partial judgment to us in the amount of $23.2 million. Biolitec appealed this judgment. On August 23, 2013, the U.S. Court of Appeals for the Second Circuit dismissed biolitec's appeal.
In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. This case is currently in the discovery phase. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. The defendants have appealed this judgment, and the appeal has not yet been briefed.
On August 29, 2013, we become co-plaintiffs in an adversary proceeding in the Unites States Bankruptcy Court for the District of New Jersey entitled Cyganowski, Trustee, et al. v. Biolitec U.S., Inc., et al. In this action, we assert claims of conversion, unjust enrichment, tortious interference, and unfair competition against various biolitec entities for alleged violation of Bankruptcy Court settlement and sale orders under which we acquired certain assets of Biolitec, Inc. On September 3, 2013, we, along with our co-plaintiff, obtained a temporary restraining order against the defendants in this action. The restraining order is still in place, and the Bankruptcy court is seriously considering our request for permanent injunctive relief.
C.R. Bard, Inc. v. AngioDynamics, Inc.
On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by them. Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but has asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. We filed petitions for reexamination in the U.S. Patent and Trademark Office (PTO) which seek to invalidate all three patents asserted in the litigation. Our petitions have been granted and 40 of 41 patent claims have been rejected. Bard has appealed all rejections to the USPTO Board of Appeals. The case has been stayed pending final resolution of the PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
We are party to other legal actions that arise in the ordinary course of business. We believe that any liability resulting from any currently pending litigation will not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 4	Mine Safety Disclosures

Not applicable.
Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock is traded on The Global Select Market tier of The NASDAQ Stock Market LLC (formerly the Nasdaq National Market), under the symbol “ANGO.”
The following table sets forth, for the fiscal quarters indicated, the high and low sale prices for our common stock as reported by The NASDAQ Stock Market.

	Sale Price
	High	Low
Year ended May 31, 2014
Fourth Quarter	$17.10	$13.06
Third Quarter	$19.00	$14.87
Second Quarter	$16.20	$10.87
First Quarter	$12.63	$10.53

	Sale Price
	High	Low
Year ended May 31, 2013
Fourth Quarter	$12.62	$9.52
Third Quarter	$12.59	$10.27
Second Quarter	$12.91	$10.00
First Quarter	$12.55	$10.34
As of July 31, 2014, there were 273 record holders of our common stock.
Dividends
We did not declare any cash dividends on our common stock during our last two fiscal years. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.
Share Repurchase Program
On October 5, 2011, our Board of Directors authorized the repurchase of up to $20 million of our common stock, prior to May 31, 2012. In fiscal 2012, we purchased 142,305 shares at a cost of approximately $2.1 million. This repurchase program was no longer in effect during fiscal 2013 or 2014.
Performance Graph
The graph below matches AngioDynamics, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the RDG SmallCap Medical Devices index, and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 5/31/2009 to 5/31/2014. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

*	$100 invested on 5/31/09 in stock or index, including reinvestment of dividends.

Item 6.	Selected Financial Data
You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the fiscal years ended May 31, 2014, May 31, 2013, and May 31, 2012, and the consolidated balance sheet data as of May 31, 2014 and May 31, 2013, are derived from the audited consolidated financial statements that are included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the fiscal years ended May 31, 2011 and May 31, 2010, and the consolidated balance sheet data as of May 31, 2012, May 31, 2011 and May 31, 2010, are derived from our audited consolidated financial statements not included in this annual report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note A of “Notes to Consolidated Financial Statements” for a description of the method that we used to compute our historical basic and diluted net income per share attributable to common stockholders.

	Year ended
	(Amounts in thousands, except per share information)
	May 31, 2014 (b)	May 31, 2013 (b)	May 31, 2012 (d) (e)	May 31, 2011 (c)	May 31, 2010
Consolidated Statements of Operations Data:
Net sales	$354,455	$342,026	$221,787	$215,750	$216,035
Cost of sales	174,594	173,037	95,829	90,047	89,066
Gross profit	179,861	168,989	125,958	125,703	126,969
Operating expenses
Research and development	27,510	26,319	20,511	21,373	19,275
Sales and marketing	83,200	76,121	64,505	58,123	60,923
General and administrative	26,035	26,127	18,334	17,828	16,437
Amortization of intangibles	16,797	16,345	9,406	9,234	9,463
Change in fair value of contingent consideration	(1,718)	1,583	—	—	—
Acquisition, restructuring and other items, net	10,760	13,800	16,164	7,182	—
Medical device excise tax	3,829	1,600	—	—	—
Total operating expenses	166,413	161,895	128,920	113,740	106,098
Operating income (loss)	13,448	7,094	(2,962)	11,963	20,871
Other (expenses) income
Interest income	—	103	1,090	737	713
Interest expense	(3,656)	(5,271)	(508)	(499)	(672)
Other (expenses) income	(3,412)	(2,569)	(2,902)	(1,503)	(1,293)
Total other (expenses) income, net	(7,068)	(7,737)	(2,320)	(1,265)	(1,252)
Income (loss) before income tax provision	6,380	(643)	(5,282)	10,698	19,619
Income tax (benefit) provision	3,292	(31)	(188)	2,581	7,307
Net income (loss)	$3,088	$(612)	$(5,094)	$8,117	$12,312
Earnings (loss) per share
Basic	$0.09	$(0.02)	$(0.20)	$0.33	$0.50
Diluted	$0.09	$(0.02)	$(0.20)	$0.32	$0.50
Weighted average number of shares used in per share calculation:
Basic	35,135,689	34,817,279	25,382,293	24,870,005	24,580,483
Diluted	35,439,850	34,817,279	25,382,293	25,132,763	24,786,841

	As of
	May 31, 2014	May 31, 2013	May 31, 2012	May 31, 2011	May 31, 2010
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (a)	$17,914	$23,955	$40,078	$131,542	$100,074
Working capital	79,942	78,079	103,816	168,798	145,334
Total assets	800,150	791,584	721,769	437,421	423,925
Long-term debt	137,660	135,000	142,500	6,275	6,550
Retained earnings	32,651	29,563	30,175	35,269	27,152
Total stockholders’ equity	537,894	526,830	523,520	405,639	391,349

(a)
Cash, cash equivalents and marketable securities include auction-rate investments of $1.8 million at May 31, 2014, May 31, 2013, May 31, 2012, May 31, 2011 and May 31, 2010, and escrow receivable of $2.5 million at May 31, 2012.

(b)
The fiscal 2014 and 2013 results included, in “Acquisition, restructuring and other items, net”, $5.7 million and $7.6 million, respectively in transaction and related costs of the Navilyst and Mircrosulis acquisitions, $0.5 million and $2.5 million, respectively in costs associated with the closure of the Cambridge, UK facility, $2.3 million and $2 million, respectively in litigation costs and $1.6 million in impairment costs associated with the discontinuance of a product offering in 2013.

(c)
The fiscal 2011 results included, in “Acquisition, restructuring and other items, net”, $7.2 million of impairment charges related to our decision to not continue development of the Medron Lightport technology, the write down of Centros prepaid royalties (described in Note I to the Consolidated Financial Statements) for additional information due to lower than anticipated sales and executive transition costs.

(d)
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

(e)
In addition to the costs related to the Navilyst acquisition defined in the preceding note (e) above, our balance sheet as of May 31, 2012 was impacted by the acquisition which was financed through the issuance of approximately 9.5 million shares of our common stock, $150 million in debt financing and $97 million in cash. Additionally, at May 31, 2012, we had $2.5 million in escrow receivable and $2.4 million in net deferred financing costs, recorded as a component of other assets, on our balance sheet. See Note A to the Consolidated Financial Statements for additional details of assets acquired and liabilities assumed at the date of acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following information should be read together with the audited consolidated financial statements and the notes thereto and other information included elsewhere in this annual report on Form 10-K.
Forward-Looking Statements
This annual report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, acquisitions, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from our expectations. Factors that may affect the actual results include, without limitation, our ability to develop our existing and new products, future actions by the FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, the loss of any of our key customers or reduction in the purchase of our products by an such customers, and our ability to integrate acquired businesses as well as the risk factors listed in Part I, Item 1A of this annual report on Form 10-K.
Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this annual report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We disclaim any obligation to update the forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date stated, or if no date is stated, as of the date of this report.
Overview
The following table sets forth our aggregate net sales from the following product categories for our last three fiscal years ending May 31:

	2014		2013		2012
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Peripheral Vascular	$192,656	54%	$179,683	53%	$95,200	43%
Vascular Access	106,394	30%	106,690	31%	63,857	29%
Oncology/Surgery	49,360	14%	47,155	14%	62,730	28%
Supply Agreement	6,045	2%	8,498	2%	—	—%
Total	$354,455	100%	$342,026	100%	$221,787	100%
We sell our products in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. For fiscal years 2014, 2013 and 2012, net sales outside the U.S. were 19%, 20% and 15%, respectively.
Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. For fiscal 2014, 2013 and 2012, our research and development (“R&D”) expenditures were $27.5 million, $26.3 million and $20.5 million, respectively, and constituted 7.8%, 7.7% and 9.2%, respectively, of net sales. R&D expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. (See page 9, Part I, Item 1 for additional information related to R&D.)
We are also seeking to grow through selective acquisitions of complementary businesses and technologies. In January 2007, we completed the acquisition of RITA Medical Systems, Inc., or RITA. The acquisition created a diversified medical technology company with a broad line of access, diagnostic and therapeutic products that enable interventional physicians and surgeons to treat vascular disease and cancerous tumors. In addition, in May 2008, we acquired the Nanoknife ablation system which is complementary to our diverse offering of local oncology therapies, including market-leading RFA systems and Habib Sealer resection devices. In June 2008, we completed the acquisition of certain U.S. and U.K. assets of Diomed, Inc. With this acquisition, we substantially strengthened our position in the market for the treatment of varicose veins. The combination of endovenous laser products with our existing venous product line provides us with a comprehensive venous product offering. In May 2012, we completed the acquisition of Navilyst, providing us with entry into the fluid management business with a market leading product line and significantly enhancing our presence in the vascular access market. In October 2012, we acquired all the outstanding capital stock of Vortex Medical, Inc., a privately-held company focused on the development and commercialization of medical devices for venous drainage and the removal of thrombus, or blood clots, from occluded blood vessels. In March 2012, we established a strategic relationship with, and in February 2013, we completed the acquisition of certain assets of, Microsulis Medical Ltd., a U.K. based company specializing in minimally-invasive microwave ablation technology.
Recent Developments
Operational Excellence Program - On December 5, 2013, we announced a company-wide operational excellence program designed to save between $15 and $18 million during the course of the next three years and expected to create greater efficiencies and drive business performance improvements. (See Note P of Notes to Consolidated Financial Statements for more information related to the restructuring.)
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
The proceeds of the Term Loan and a portion of the proceeds of the Revolving Facility were used to repay our Credit Agreement (the “ Prior Credit Agreement”) dated as of May 22, 2012, with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers.
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
On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Prior Credit Agreement. As of May 31, 2014, $91.3 million and $46.4 million were outstanding under the Term Facility and Revolving Facility, respectively. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of (i) consolidated EBITDA minus consolidated capital expenditures to (ii) consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not greater than 3.75 to 1.00. We were in compliance with both covenants as of May 31, 2014.
On September 19, 2013, we repaid all amounts owed under the Prior Credit Agreement, and as a result, the Existing Credit Agreement was terminated. Pursuant to the terms of the Prior Credit Agreement, we had the option to repay this facility at any time prior to the maturity date without penalty.
(See Note K of Notes to Consolidated Financial Statements for more information related to the Credit Agreement.)
Acquisition of Clinical Devices, B.V. - On August 15, 2013 we acquired all the outstanding shares of capital stock of Clinical Devices, B.V., our exclusive distributor of our fluid management products in the Netherlands. The acquisition includes certain in-process research and development for a next-generation tip location technology.
(See Note B of Notes to Consolidated Financial Statements for more information related to acquisitions.)
Acquisition of Microsulis Medical Ltd. - On March 22, 2012, we established a strategic relationship with Microsulis Medical Ltd. (“Microsulis”), a U.K.-based company specializing in minimally-invasive, microwave ablation technology for the coagulation of soft tissue.
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
The total estimated purchase consideration of $33.6 million included the initial investment of $5.0 million, closing payments totaling $10.5 million, a $5.0 million payment due on December 31, 2013 and the estimated fair value of contingent consideration (Earn out) of $13.2 million. The estimated fair value of contingent consideration is based on projected net sales over the nine year period following the closing of the acquisition. The amount of the Earn out consideration that could be paid on net sales is not limited. (See Note A of Notes to Consolidated Financial Statements for information related to the contingent earn out liability.)
The estimated purchase consideration exceeded the fair value of the acquired net assets by $19.3 million and was recorded as goodwill. Goodwill is deductible for tax purposes. Core technologies are being amortized over their estimated useful lives ranging from 10 to 15 years. During the fiscal years ended May 31, 2014 and 2013, we incurred acquisition related costs of $0.3 million and $0.3 million, respectively, which were expensed to “Acquisition, restructuring and other items, net” in the consolidated statement of operations.
Acquisition of Vortex Medical Inc. - On October 15, 2012, we acquired all the outstanding capital stock of Vortex Medical, Inc., a privately-held company focused on the development and commercialization of medical devices for venous drainage and the removal of thrombus, or blood clots, from occluded blood vessels. Vortex’s principal product is the AngioVac ® system, which includes the AngioVac Cannula and Circuit. The AngioVac Cannula has a proprietary balloon-actuated, expandable, funnel-shaped distal tip that enhances flow, prevents clogging of the cannula and facilitates en bloc, or whole removal of undesirable intravascular material. Both the AngioVac Cannula and Circuit are FDA-cleared for use during extracorporeal bypass for up to six hours. CE Mark approval was received in December 2013.
The total estimated purchase consideration of $75.3 million included an upfront payment of $15.1 million and the estimated fair value of contingent (Earn out) consideration of $60.3 million, $40 million of which is guaranteed. The estimated fair value of contingent consideration is based on projected AngioVac net sales in the ten year period following the closing. The amount of the Earn out consideration that could be paid on AngioVac net sales is not limited. (See Note A of Notes to Consolidated Financial Statements for information related to the contingent earn out liability.)
The estimated purchase consideration exceeded the fair value of the acquired net assets by $29.5 million and was recorded as goodwill. Goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 15 years as revenues are earned from the sales of related products. During the fiscal year ended May 31, 2013, we incurred acquisition related costs of $0.6 million, which were expensed to “Acquisition, restructuring and other items, net” in the consolidated statement of operations.
Acquisition of Navilyst - On May, 22, 2012, we completed the acquisition of privately-held Navilyst, a global medical device company with strengths in the vascular access, interventional radiology and interventional cardiology markets. The acquisition and related transaction costs were financed through the issuance of approximately 9.5 million shares of our common stock, $150 million in drawn acquisition debt financing and $97 million of cash. Based on the closing price of our stock of $12.44 on the day prior to the transaction, the purchase price was approximately $361 million.
The fiscal years ended May 31, 2013 and 2012, included $7.3 million and $11.2 million, respectively, in transaction and severance costs related to the Navilyst acquisition. These costs are included in “Acquisition, restructuring and other items, net” in the consolidated statement of operations. Investment funds affiliated with Avista Capital Partners, former owners of Navilyst, received approximately 9.5 million shares of our common stock and, as of May 31, 2014, held approximately 27% of our outstanding shares. Investment funds affiliated with Avista Capital Partners entered into a stockholders agreement with us as part of the transaction and also appointed two additional directors to our existing Board of Directors.
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
Discontinuance of Benephit Product Offering - During the third fiscal quarter of 2013, we made the decision to discontinue our Benephit product offering. Accordingly, we recorded $1.6 million of expenses during the year ended May 31, 2013. These costs are included in “Acquisition, restructuring and other items, net” in the consolidated statement of operations.
Closure of UK facility - During the first fiscal quarter of 2012, we made the decision to close our Cambridge, UK facility and transfer the production of lasers to our Queensbury, NY facility. We completed the transfer in January 2013. The total cost of this project was approximately $4.3 million. The consolidated statement of operations for the year ended May 31, 2013 included charges of $2.5 million for costs incurred associated with this closure and included $1.8 million for fiscal 2012. The charge is included in “Acquisition, restructuring and other items, net” in the consolidated statement of operations.
Critical Accounting Policies and Use of Estimates
Our significant accounting policies are summarized in Note A to Notes to Consolidated Financial Statements included elsewhere in this annual report on Form 10-K. While all these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. The accounting policies identified as critical are as follows:
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
Accounts Receivable
Accounts receivable, principally trade, are generally due within 30 to 90 days and are stated at amounts due from customers, net of an allowance for sales returns and doubtful accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by a review of their current credit information. We continuously monitor aging reports, collections and payments from customers, and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we identify. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that the same credit loss rates will be experienced in the future. We write off accounts receivable when they are determined to be uncollectible. For fiscal years 2014, 2013 and 2012, our write offs of accounts receivable have been insignificant.
Income Taxes
In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of operations. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. As of May 31, 2014, our valuation allowance and net deferred tax asset were approximately $1.5 million and $13.2 million, respectively. We have a total of $164.9 million of Federal net operating loss carryforwards and $32.7 million of state net operating loss carryforwards (“NOL”). $161.5 million of our

Federal net operating loss was generated by acquired companies and are subject to Internal Revenue Code (“IRC”) Section 382 limitations which are expected to significantly limit our ability to utilize these net operating losses on an annual basis. As a result of our IRC Section 382 analyses, it is estimated that approximately $26.1 million of remaining Federal net operating losses and $13.0 million of state net operating losses will expire prior to utilization. The gross deferred income tax asset (“DTA”) related to the NOL reflects these limitations.
In order to ensure the realizability of our deferred tax assets, we need to generate $10.0 million of taxable income each year from 2015 to 2023 and $6.5 million per year until 2033. If we are unable to meet these minimum taxable levels, the deferred tax assets may still be utilized in future years if we can make up previous year taxable income shortfalls prior to the expiration of the net operating loss carryforwards. We have determined that we have sufficient existing levels of pre-tax earnings to generate sufficient taxable income to realize the net deferred tax assets recorded on our balance sheets.
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
Our Federal net operating loss carryforwards as of May 31, 2014, after considering IRC Section 382 limitations, are $138.8 million. The expiration of the Federal net operating loss carryforwards are as follows: $30.7 million between 2017 and 2026 and $108.0 million between 2027 and 2033.
Our state net operating loss carryforwards as of May 31, 2014 after considering remaining IRC Section 382 limitations are $19.8 million which expire in various years from 2027 to 2033.
We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. The Internal Revenue Service (“IRS”) completed an examination of our Federal income tax returns for fiscal years 2006 and 2007 in February 2009, which did not result in a material impact on our results of operations or financial position. During fiscal year 2012, New York State completed an examination of our New York State Franchise Tax returns for fiscal years 2005 to 2008. In relation to this examination, income tax expense in fiscal 2011 includes an out-of-period benefit of $300,000 to correct an error that originated in prior years related to certain state tax credits. Additionally, as a result of the audit, we were able to claim state tax credits of $210,000 that are recorded in fiscal year 2012. Fiscal years 2011 through 2013 remain open to examination by the various tax authorities. New York State is currently auditing Navilyst’s franchise tax filings for 2009 through 2011, although we do not anticipate any material adjustments will result. We analyzed filing positions in all of the Federal and state jurisdictions where we are required to file income taxes, as well as all open tax years in these jurisdictions and believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments will result in a material adverse effect on our financial condition, results of operations or cash flows.
We do not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.
Inventories
Inventories are stated at the lower of cost (at standard cost which approximates the first-in, first-out method) or market. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product expiration dating and our estimated sales forecast, which is based on sales history, and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. Inventory acquired through a business acquisition is evaluated as part of purchase accounting and, where applicable, a step-up in basis may be recorded. Any applicable step-up is expensed through cost of goods sold.
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

Goodwill and Intangible Assets
Intangible assets other than goodwill, indefinite lived intangible assets and IPR&D are amortized over their estimated useful lives, which range between three and twenty years, on either a straight-line basis over the expected period of benefit or as revenues are earned from the sales of the related products. We periodically review the estimated useful lives of our intangible assets and review such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Our determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
Acquired IPR&D is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset with an appropriate useful life and an amortization method is determined. If the related project is not completed in a timely manner or the project is terminated or abandoned, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.
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
For fiscal 2014, stock based compensation was $5.4 million pre-tax ($3.4 million after tax). For fiscal 2013, stock based compensation was $4.6 million pre-tax ($3.0 million after tax). For fiscal 2013, stock based compensation was $4.1 million pre-tax ($2.7 million after tax).

Under the provisions of the guidance adopted, we expect to recognize the following future expense for awards granted prior to May 31, 2014 ($ in thousands):

	Unrecognized Compensation Cost	Weighted- Average Remaining Vesting Period (in years)
Stock options	$3,382	2.13
Non-vested stock awards	$5,625	2.37
	$9,007	2.28
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
For the fiscal years ended May 31, 2014, 2013 and 2012, we used the Black-Scholes option-pricing model (“Black-Scholes”) as our method of valuation and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share based payment awards on the date of the grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and a risk-free interest rate. The risk-free interest rate is based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.
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

Results of Operations
Our operating results for fiscal 2014, 2013 and 2012 are expressed as a percentage of total net sales in the following table.

	Years ended
	May 31, 2014	May 31, 2013	May 31, 2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	49.3%	50.6%	43.2%
Gross profit	50.7%	49.4%	56.8%
Operating expenses		—
Research and development	7.8%	7.7%	9.2%
Sales and marketing	23.5%	22.3%	29.1%
General and administrative	7.3%	7.6%	8.3%
Amortization of intangibles	4.7%	4.8%	4.2%
Change is fair value of contingent consideration	(0.5)%	0.5%	—%
Acquisition, restructuring and other items, net	3.0%	4.0%	7.3%
Medical device excise tax	1.1%	0.5%	—%
Total operating expenses	46.9%	47.3%	58.1%
Operating income (loss)	3.8%	2.1%	(1.3)%
Other (expenses) income		—
Interest income	—%	—%	0.5%
Interest expense	(1.0)%	(1.5)%	(0.2)%
Other expense	(1.0)%	(0.8)%	(1.3)%
Total other (expenses) income, net	(2.0)%	(2.3)%	(1.0)%
(Loss) income before income tax provision	1.8%	(0.2)%	(2.4)%
Income tax (benefit) provision	0.9%	—%	(0.1)%
Net (loss) income	0.9%	(0.2)%	(2.3)%
For the fiscal year ended May 31, 2014, we reported net income of $3.1 million, or $0.09 per basic and diluted common share, on net sales of $354.5 million compared to a fiscal 2013 net loss of $0.6 million, or ($0.02) loss per basic and diluted common share, on net sales of $342 million. Fiscal 2012 results reported a net loss of $5.1 million, or ($0.20) loss per diluted common share, on net sales of $221.8 million. Fiscal 2014 results included $6.1 million in acquisition costs, $2.2 million in litigation costs and $1.4 million in costs related to our NY plant consolidation program. Fiscal 2013 results included $7.6 million in acquisition costs, $2.5 million in costs associated with the closure of the Cambridge, UK facility, $1.6 million in impairment costs associated with a discontinuance of a product offering and $1.4 million in litigation costs.
Gross profit was 50.7% in fiscal 2014, 49.4% in fiscal 2013 and 56.8% in fiscal 2012. In fiscal 2014, gross margin was reduced by $0.2 million due to acquisition related inventory basis step-up. In fiscal 2013, gross margin was reduced by $3.8 million of acquisition related inventory basis step-up and approximately $0.9 million relating to our Quality Call to Action program.
For the years 2014 and 2013, we did not use net operating losses to offset the amount of cash paid for Federal and state income taxes. Under purchase accounting rules, the use of acquired NOLs is accounted for in deferred tax assets; therefore, the related cash tax savings is not reflected in our provision for income taxes in the statements of operations. For fiscal 2012 we were able to use net operating losses (“NOLs”) accumulated by acquired companies to offset the amount of cash we paid for Federal and state income taxes by approximately $1.1 million.
Fiscal years ended May 31, 2014 and May 31, 2013
Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and estimated sales returns and allowances. Net sales for fiscal 2014 of $354.5 million, increased 4% over fiscal 2013 sales of $342 million. This increase was primarily attributable to increased sales of EVLT procedure kits, sales of the recently introduced AngioVac product and increased microwave product sales. These overall increases were partially offset by decreased sales of fluid management and RFA products as well as a decrease in products sold through our supply agreement.
From a product line perspective, Peripheral Vascular sales increased 7% to $192.7 million from the prior year period. This increase was primarily attributable to sales of EVLT procedure kits and sales of the recently introduced AngioVac product. Vascular Access sales were consistant at $106.4 million in fiscal 2014 as compared to $106.7 million in the prior year period. Oncology/Surgery sales were $49.4 million, an increase of 5% from the prior year and is primarily due to increased sales of our microwave and NanoKnife products, partially offset by a decline in the radiofrequency ablation products.
From a geographic perspective, U.S. sales increased 5% to $280.1 million in fiscal 2014 compared to $266.3 million in fiscal 2013, again attributable to EVLT and AngioVac performance. International sales increased 2% to $68.2 million in fiscal 2014 primarily due to increased sales of PICCs, microwave and NanoKnife products, partially offset by radiofrequency ablation declines.
Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales was 50.7% in fiscal 2014 compared with 49.4% in fiscal 2013. The increase in gross profit percentage in fiscal 2014 was primarily attributable to $3.8 million in step-up basis amortization related to Navilyst inventory acquired in the prior year, as well as growth in higher margin products such as AngioVac.
Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. R&D expenses increased by $1.2 million, or 5%, to $27.5 million in fiscal 2014 compared to the prior year. The increase is primarily due to increased R&D spending on clinical trials and other new product development. As a percentage of net sales, R&D expenses were 7.8% for fiscal 2014, compared to 7.7% for fiscal 2013.
Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and samples. S&M expenses increased $7.1 million or 9% to $83.2 million in fiscal 2014 compared to $76.1 million in fiscal 2013. This increase is primarily due to investments made during fiscal 2013 in the US and International sales forces to drive improved sales performance. In addition, the geographic mix of sales created higher commission expense as compared to the prior year period. As a percentage of net sales, S&M expenses were 23.5% for fiscal 2014 compared to 22.3% for fiscal 2013.
General and administrative expenses. General and administrative (“G&A”) expenses includes the cost of executive management, finance, accounting, legal, human resources and information technology and the administrative and professional costs associated with those activities. G&A expenses decreased by approximately $0.1 million when compared to fiscal 2013. G&A expenses decreased to 7.3% of net sales in fiscal 2014 when compared to 7.6% of net sales in fiscal 2013.
Amortization of intangibles. Amortization of intangibles was $16.8 million in fiscal 2014 compared to $16.3 million in fiscal 2013. The $0.5 million increase was primarily related to amortization of intangibles acquired in the Vortex and Microsulis acquisitions. As a percentage of net sales, amortization decreased to 4.7% from 4.8%.
Change in fair value of contingent consideration. The fiscal 2014 results include a net benefit of $1.7 million as a result of a $5 million gain upon revaluation of the Vortex contingent consideration based on a revised sales forecast. This gain was partially offset by changes in fair value of the contingent consideration associated with Microsulis and Clinical Devices. Fiscal 2013 included expenses of $1.6 million related to the change in fair value of the contingent consideration associated with the Vortex and Microsulis acquisitions.
Acquisition, restructuring and other items, net. Acquisition, restructuring and other items, net totaled $10.8 million for fiscal 2014 and primarily consisted of $6.1 million in acquisition costs, $2.2 million in litigation costs and $1.4 million in costs related to our NY plant consolidation program. Fiscal 2013 acquisition, restructuring and other items totaled $13.8 million and primarily includes $7.6 million in transaction and related costs of the Navilyst and Microsulis acquisitions, $2.5 million in costs associated with the closure of the Cambridge, UK facility, $1.6 million in impairment costs associated with a discontinuance of a product offering and $1.4 million in litigation costs.
Medical device excise tax. Fiscal 2014 and 2013 included $3.8 million and $1.6 million of expense attributed to the Medical Device Excise Tax enacted into law effective January 1, 2013.
Operating income. We reported operating income of $13.4 million for fiscal 2014 compared to operating income of $7.1 million for fiscal 2013. As a percentage of sales, operating income increased to 3.8% from 2.1%.

Other expenses. Other expenses for fiscal 2014 totaled $7.1 million, or 2% of net sales compared to fiscal 2013 results of $7.7 million, or 2.3% of net sales. The decrease is due to a reduction in interest expense as a result of our recent debt refinancing but was offset by increases in other expenses.
Income tax provision (benefit). Our effective tax rate was 52% for fiscal 2014 compared with 5% for the prior year. The current year rate reflects the benefit of the $5.0 million nontaxable adjustment to the contingent liability related to Vortex Medical, Inc., offset by the impact of a New York State tax law change that resulted in a $1.2 million net write off of tax assets, non-deductible interest expense related to contingent payments, decreased non-US income, a seven month benefit from the R&D tax credit that expired on December 31, 2013, true ups of our fiscal year 2013 US income tax returns and the impact of the elimination of the ASC 718 APIC pool. Our ASC 718 APIC pool, which has been historically reduced when share-based compensation cost previously recognized by us was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting, is fully depleted. This depletion resulted in a discrete tax expense in fiscal 2014. The prior year rate reflects the impact of non-deductible costs related to the acquisition of Vortex, non-deductible interest expense related to contingent payments, the utilization of fully reserved capital losses, increased non-US income, the retroactive renewal of the previously expired R&D tax credit, the elimination of the Domestic Production Activities Deduction caused by reduced taxable income and the larger impact of non-deductible expenses also caused by the reduced taxable income in fiscal 2013.
During the fiscal third quarter of 2013, The American Taxpayer Relief Act of 2012 was enacted and retroactively extended the research credit from January 1, 2012 to December 31, 2013.  This legislation led to a prior period tax benefit in fiscal 2013 of $73,000 for the research credit generated from January 1, 2012 to May 31, 2012. This credit has not been renewed since the December 31, 2013 expiration.
Net income (loss). For fiscal 2014, we reported net income of $3.1 million compared to a net loss of $0.6 million in the prior year.
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
Other expenses. Other income and expenses for fiscal 2013 was $7.7 million of net expense, or 2.3% of net sales compared to fiscal 2012 results of $2.3 million of net expense, or 1.0% of net sales. The incremental expense is primarily due to interest on the debt incurred to finance the Navilyst acquisition.
Income tax provision (benefit). Our effective tax rate was 5% for fiscal 2013 compared with 4% for the prior year. The current year rate reflects the impact of non-deductible costs related to the acquisition of Vortex, non-deductible interest expense related to contingent payments, the utilization of fully reserved capital losses, increased non-US income, the retroactive renewal of the previously expired R&D tax credit, the elimination of the Domestic Production Activities Deduction caused by reduced taxable income and the larger impact of non-deductible expenses also caused by the reduced taxable income in fiscal 2013. The prior year rate reflects the impact of non-deductible costs related to the acquisition of Navilyst, the December 31, 2011 expiration of the R&D tax credit, the reduction in the Domestic Production Activities Deduction caused by reduced taxable income and the larger impact of non-deductible expenses also caused by the reduced taxable income in fiscal 2012.
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
Liquidity and Capital Resources
Our cash and cash equivalents totaled $16.1 million as of May 31, 2014, compared with $21.8 million as of May 31, 2013. Marketable securities totaled $1.8 million and $2.2 million as of May 31, 2014 and 2013, respectively, and consist of U.S. government issued or guaranteed securities, auction rate securities and corporate bonds. As of May 31, 2014, total debt was $137.7 million primarily comprising short and long-term bank debt that financed our acquisition of Navilyst in May 2012, which was refinanced on September 2013. As a result of the Vortex, Microsulis and Clinical Devices acquisitions, the estimated fair value of contingent milestone payments as of May 31, 2014, totaled $67.4 million, of which $51.1 million was reflected in "Contingent consideration net of current portion" and $16.3 million was reflected in "current portion of contingent consideration" on the consolidated balance sheet.
The table below summarizes our cash flows for the fiscal years 2014, 2013 and 2013:

	May 31, 2014	May 31, 2013	May 31, 2012
	(in thousands)
Cash provided by (used in):
Operating activities	$25,280	$26,883	$11,497
Investing activities	(17,047)	(22,238)	(176,360)
Financing activities	(14,016)	(6,286)	142,338
Effect of exchange rate changes on cash and cash equivalents	86	(65)	49
Net change in cash and cash equivalents	$(5,697)	$(1,706)	$(22,476)
Net cash provided by operating activities during fiscal 2014 of $25.3 million was largely the result of net income excluding non-cash expense items, such as depreciation and amortization, stock based compensation and deferred income taxes. However, these items were partially offset by an increase in accounts receivables and inventories.
Net cash used in investing activities during fiscal 2014 of $17 million consisted primarily of fixed asset additions and the acquisition of Clinical Devices.
Net cash used in financing activities during fiscal 2014 of $14 million consisted primarily of the payment of contingent consideration related to the acquisition of Vortex and the refinancing of long-term debt, partially offset by proceeds from the exercise of stock options and purchases related to our employee stock option plan.
Our contractual obligations as of May 31, 2014 are set forth in the table below (in thousands). We have no variable interest entities or other off-balance sheet obligations.

	Cash Payments Due By Period as of May 31, 2014
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long term debt and interest	$103,213	$6,982	$25,991	$70,240	$—
Operating leases(1)	7,914	1,991	2,830	2,186	907
Purchase obligations(1)	12,534	2,823	8,637	1,074	—
Acquisition future obligations	47,713	15,013	20,000	12,700	—
	$171,374	$26,809	$57,458	$86,200	$907

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
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a single, comprehensive accounting model for revenues arising from contracts with customers that supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that an entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under existing revenue recognition guidance. ASU 201-09 is effective for the Company beginning in its fiscal year 2018, and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently in the process of evaluation the impact of ASU 2014-09 on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates on investments and financing that could impact our results of operations and financial position. In June 2012, we entered in an interest rate swap agreement, with an initial notional amount of $100 million, to limit the effect of variability due to interest rates on our debt. The swap agreement, which qualifies for hedge accounting under authoritative guidance, is a contract to exchange floating interest rate payments for fixed interest rate payments of 3.26% of the outstanding balance of loan over the life of the swap agreement without the exchange of the underlying notional amounts. We do not currently engage in any other hedging or market risk management tools.
On September 19, 2013, we entered into a Credit Agreement (the "Credit Agreement") with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents, and J.P Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and join lead arrangers. The Credit Agreement provides for a $100 million senior secured term loan facility (“ Term Loan") and a $100 million senior secured revolving credit facility, which includes up to a $20 million sublimit for letters of credit and a $5 million sublimit for swingline loans (the “Revolving Facility", and together with the Term Loan, the "Facilities"). Interest on both the Term Loan and Revolver will be based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.50% to 2.25% respectively. In the event of default, the interest rate may be increased by 2.0%.

The proceeds of the Term Loan and a portion of the proceeds of the Revolving Facility were used to repay our Credit Agreement dated as of May 22, 2012, with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent,Bank of America, N.A. and Keybank National Association as co-syndication agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers.
Nearly all of our sales have historically been denominated in United States dollars. Although not significant, we transact sales in other currencies, particularly the Euro, British pound and Canadian dollar. Approximately 7% of our sales in fiscal 2014 were denominated in currencies other than the U.S. dollar; primarily the Euro and British pound. We currently have no significant direct foreign currency exchange risk and such risk in the future is expected to be modest.
Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities primarily of less than two years. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and marketable securities and therefore affect our cash flows and results of operations. We hold investments in auction rate securities (“ARS”) in order to generate higher than typical money market investments. ARS typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids. Such instances are usually the result of a drastic deterioration of issuer credit quality. Should there be a failed auction, we may be unable to liquidate our position in the securities in the near term. We have $1.8 million in investments in two auction rate securities issued by New York state and local government authorities that have failed auctions. The authorities are current in their interest payments on the securities.

Item 8.	Financial Statements and Supplementary Data
Financial statements and supplementary data required by Part II, Item 8 are included in Part IV of this report as indexed as Item 15 (a) (1) and (2) of this report, and are incorporated by reference into this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us (including our consolidated subsidiaries) in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting in the fiscal year ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During the preparation of this annual report on Form 10-K, management identified an immaterial accounting error related to the January 2014 implementation of our ERP system. Management has concluded the error does not have a material impact on the Company's fiscal 2014 third quarter results and has revised its third quarter presentation. (See Note Q of Notes to Consolidated Financial Statements.)
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

Our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).
Based on its assessment and these criteria, subject to the foregoing, management believes that we maintained effective internal control over financial reporting as of May 31, 2014.
Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting. That report appears on page 52 of this annual report on Form 10-K.

Item 9B.	Other Information
None

Part III
Certain information required by Part III is omitted from this annual report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our annual meeting of Stockholders, currently scheduled for October 2014. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

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

(b) Exhibits	92

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
AngioDynamics, Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity, and of cash flows listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of AngioDynamics, Inc. and its subsidiaries at May 31, 2014 and May 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Albany, New York
August 14, 2014

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended
	May 31, 2014	May 31, 2013	May 31, 2012
Net sales	$354,455	$342,026	$221,787
Cost of sales	174,594	173,037	95,829
Gross profit	179,861	168,989	125,958
Operating expenses
Research and development	27,510	26,319	20,511
Sales and marketing	83,200	76,121	64,505
General and administrative	26,035	26,127	18,334
Amortization of intangibles	16,797	16,345	9,406
Change in fair value of contingent consideration	(1,718)	1,583	—
Acquisition, restructuring and other items, net	10,760	13,800	16,164
Medical device excise tax	3,829	1,600	—
Total operating expenses	166,413	161,895	128,920
Operating income (loss)	13,448	7,094	(2,962)
Other (expenses) income
Interest income	—	103	1,090
Interest expense	(3,656)	(5,271)	(508)
Other expense	(3,412)	(2,569)	(2,902)
Total other expenses, net	(7,068)	(7,737)	(2,320)
Income (loss) before income tax expense (benefit)	6,380	(643)	(5,282)
Income tax expense (benefit)	3,292	(31)	(188)
Net income (loss)	$3,088	$(612)	$(5,094)
Earnings per share
Basic	$0.09	$(0.02)	$(0.20)
Diluted	$0.09	$(0.02)	$(0.20)
Basic weighted average shares outstanding	35,136	34,817	25,382
Diluted weighted average shares outstanding	35,440	34,817	25,382

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended
	May 31, 2014	May 31, 2013	May 31, 2012
Net income (loss)	$3,088	$(612)	$(5,094)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on marketable securities	(16)	184	(103)
Unrealized gain (loss) on interest rate swap	(32)	(522)	327
Foreign currency translation gain (loss)	295	(47)	(142)
Other comprehensive income (loss), before tax	247	(385)	82
Income tax benefit (expense) related to items of other comprehensive income	18	125	(83)
Other comprehensive income (loss), net of tax	265	(260)	(1)
Total comprehensive income (loss), net of tax	$3,353	$(872)	$(5,095)

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31, 2014	May 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,105	$21,802
Marketable securities, at fair value	1,809	2,153
Accounts receivable, net of allowances of $1,736 and $1,272, respectively	62,148	47,791
Inventories	61,056	55,062
Deferred income taxes	4,625	6,591
Prepaid income taxes	510	563
Prepaid expenses and other	5,975	7,554
Total current assets	152,228	141,516
PROPERTY, PLANT AND EQUIPMENT, net	67,208	62,650
OTHER ASSETS	4,876	5,559
INTANGIBLE ASSETS, net	205,256	214,848
GOODWILL	360,294	355,458
DEFERRED INCOME TAXES, long term	9,767	11,007
PREPAID ROYALTIES	521	546
TOTAL ASSETS	$800,150	$791,584
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$32,895	$24,522
Accrued liabilities	16,762	16,426
Income taxes payable	689	—
Current portion of long-term debt	5,000	7,500
Current portion of contingent consideration	16,341	9,207
Other current liabilities	599	5,782
Total current liabilities	72,286	63,437
LONG-TERM DEBT, revolving credit facility	46,410	—
LONG-TERM DEBT, term loan, net of current portion	91,250	135,000
DEFERRED INCOME TAXES, long term	1,146	—
Contingent consideration, net of current portion	51,080	65,842
Other long term liabilities	84	475
Total liabilities	262,256	264,754
COMMITMENTS AND CONTINGENCIES (NOTE N)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 35,442,004 and 35,060,351 shares, respectively	353	351
Additional paid-in capital	508,263	500,554
Retained earnings	32,651	29,563
Treasury stock, 142,305 shares, at cost	(2,104)	(2,104)
Accumulated other comprehensive loss	(1,269)	(1,534)
Total stockholders’ equity	537,894	526,830
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$800,150	$791,584

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended May 31, 2014, May 31, 2013 and May 31, 2012
(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulate other comprehensive loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at May 31, 2011	24,985,657	$250	$371,393	$35,269	$(1,273)	—	$—	$405,639
Net Loss				(5,094)				(5,094)
Exercise of stock options	193,684	2	2,155					2,157
Tax effect of exercise of stock options			(295)					(295)
Issuance of performance shares, net	64,221							—
Purchase of common stock under Employee Stock Purchase Plan	103,362	1	1,201					1,202
Shares issued pursuant to acquisition	9,479,607	95	117,831					117,926
Purchase of common stock for treasury						(142,305)	(2,104)	(2,104)
Stock-based compensation			4,090					4,090
Other comprehensive loss, net of tax					(1)			(1)
Balance at May 31, 2012	34,826,531	$348	$496,375	$30,175	$(1,274)	(142,305)	$(2,104)	$523,520
Net Loss				(612)				(612)
Exercise of stock options	16,835		5					5
Tax effect of exercise of stock options			(1,644)					(1,644)
Issuance of performance shares, net	93,429	1						1
Purchase of common stock under Employee Stock Purchase Plan	123,556	2	1,209					1,211
Stock-based compensation			4,609					4,609
Other comprehensive loss, net of tax					(260)			(260)
Balance at May 31, 2013	35,060,351	$351	$500,554	$29,563	$(1,534)	(142,305)	$(2,104)	$526,830
Net income				$3,088				3,088
Exercise of stock options	105,676		1,085					1,085
Tax effect of exercise of stock options			(146)					(146)
Issuance of performance shares, net	129,702	1						1
Purchase of common stock under Employee Stock Purchase Plan	146,275	1	1,359					1,360
Stock-based compensation			5,411					5,411
Other comprehensive loss, net of tax					265			265
Balance at May 31, 2014	35,442,004	$353	$508,263	$32,651	$(1,269)	(142,305)	$(2,104)	$537,894

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended
	May 31, 2014	May 31, 2013	May 31, 2012
Cash flows from operating activities:
Net income (loss)	$3,088	$(612)	$(5,094)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,899	25,224	13,056
Amortization of bond discount	—	—	707
Amortization of acquired inventory basis step-up	150	3,845	431
Tax effect of exercise of stock options and issuance of performance shares	(146)	(1,644)	(309)
Deferred income tax provision	3,169	1,011	(652)
Stock based compensation	5,411	4,609	4,090
Changes in accounts receivable allowances	465	338	118
Gain on sales of assets	—	(711)	—
Change in fair value of contingent consideration	(1,718)	1,583	—
Loss on discontinuance of product offering	—	1,416	—
Other	(17)	157	1,149
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14,856)	1,141	(2,496)
Inventories	(5,447)	(1,909)	(1,522)
Prepaid expenses and other	3,037	2,474	(4,654)
Accounts payable and accrued liabilities	7,245	(10,039)	6,673
Net cash provided by operating activities	25,280	26,883	11,497
Cash flows from investing activities:
Additions to property, plant and equipment	(11,771)	(12,120)	(2,492)
Acquisition of businesses, net of cash acquired	(4,169)	(24,474)	(237,317)
Acquisition of intangible assets, net of cash acquired	(1,435)	(800)	(550)
Other cash flows from investing activities	—	801	(4,000)
Change in escrow receivable	—	2,500	(2,500)
Purchases of marketable securities	(25)	(5,134)	(123,614)
Proceeds from sale or maturity of marketable securities	353	16,989	194,113
Net cash used in investing activities	(17,047)	(22,238)	(176,360)
Cash flows from financing activities:
Repayment of long-term debt	(146,250)	(7,500)	(6,550)
Proceeds from borrowings on revolving credit facility	46,410	—	—
Proceeds from issuance of long-term debt	100,000	—	150,000
Proceeds from exercise of stock options and ESPP	2,444	1,214	3,356
Payment of contingent consideration previously established in purchase accounting	(15,943)	—	—
Deferred financing costs on long-term debt	(677)	—	(2,378)
Repurchase of common stock for treasury	—	—	(2,104)
Tax effect of the exercise of stock options and issuance of performance shares	—	—	14
Net cash (used in) provided by financing activities	(14,016)	(6,286)	142,338
Effect of exchange rate changes on cash and cash equivalents	86	(65)	49
Decrease in cash and cash equivalents	(5,697)	(1,706)	(22,476)
Cash and cash equivalents at beginning of year	21,802	23,508	45,984
Cash and cash equivalents at end of year	$16,105	$21,802	$23,508

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Years ended
	May 31, 2014	May 31, 2013	May 31, 2012
Supplemental disclosures of cash flow information:
Supplemental disclosure of non-cash operating, investing and financing activities:
Contractual obligations for acquisition of fixed assets	$4,970	$1,549	$217
Contractual obligations for acquisition of intangibles and business	2,249	78,286	117,926
Cash paid during the period for:
Interest	$3,591	$4,936	$438
Income taxes	182	200	2,832

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION, BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1. Basis of Presentation and Description of Business
The consolidated financial statements include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, RITA Medical Systems, LLC, AngioDynamics UK Limited, AngioDynamics Netherlands B.V., NM Holding Company, Inc. (Navilyst) since May 22, 2012 and Vortex Medical, Inc. since October 15, 2012, and Clinical Devices B.V. since August 15, 2013, (collectively, the “Company”). We design, manufacture and sell a wide range of medical, surgical and diagnostic devices used by professional healthcare providers for vascular access, for the treatment of peripheral vascular disease and in oncology and surgical settings. Our devices are generally used in minimally invasive, image-guided procedures. Most of our products are intended to be used once and then discarded, or they may be temporarily implanted for short- or long-term use. All intercompany balances and transactions have been eliminated.
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
Regulatory Matters
On May 27, 2011, we received a Warning Letter from the U.S. Food and Drug Administration ("FDA") in connection with its inspection of our Queensbury, NY manufacturing facility. In the Warning Letter, FDA cited deficiencies in the response letter we provided FDA pertaining to the inspection that occurred from January 4 to January 13, 2011. The deficiencies related to our internal procedures for medical device reporting, corrections and removals and complaint handling. We responded to the Warning Letter and completed corrective and preventive actions to address the observations noted.
In December 2011, we initiated a comprehensive Quality Call to Action Program to review and augment our Quality Management Systems at our Queensbury facility. To accelerate implementation of the program, we engaged a team of external regulatory and quality experts and reallocated a significant number of engineering and product development resources to support this corporate initiative. From inception of the Quality Call to Action Program through fiscal 2014, we have incurred $3.2 million in direct costs associated with the program.
On February 10, 2012, we received from FDA a Form 483, List of Investigational Observations, in connection with its inspection of our Queensbury facility from November 14, 2011 to February 10, 2012. The Form 483 contained 12 observations related to, among other things, our CAPA (Corrective and Preventive Action) system, MDR (Medical Device Reporting), complaint investigation, corrections and removals, acceptance criteria and training. Some of the observations contained in the Form 483 were repeat observations from the May 27, 2011 Warning Letter described above.
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

On March 31, 2014, FDA completed an inspection of our Glens Falls, NY facility. The inspection began on March 17, 2014 and resulted in FDA issuing a form 483 containing 3 observations. The observations were related to 1) inconsistency of a manufacturing product test process used among similar products, 2) a particular verification test of a product, and 3) non-conforming product control procedure. We responded to the FDA within 15 business days of the receipt of the Form 483.
During the fourth quarter of our fiscal year ended May 31, 2014, we received Certificate to Foreign Governments (CFGs) from the FDA covering all Vascular Access and Peripheral Vascular products manufactured in our Queensbury facility.
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
4. Marketable Securities
Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” and are reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. During fiscal years 2014 and 2013, we had 1.8 million in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.
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

6. Inventories
Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.
7. Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. We evaluate these assets for impairment periodically or as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.
8. Goodwill and Intangible Assets
Intangible assets other than goodwill, indefinite-lived trademarks and acquired IPR&D are amortized over their estimated useful lives, which range between three and twenty years, on either a straight-line basis over the expected period of benefit or as revenues are earned from the sales of the related products. We periodically review the estimated useful lives of our intangible assets and review such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets is not recoverable. Our determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
Acquired IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value. As of May 31, 2014, we have one IPR&D asset which was acquired as part of the Clinical Devices acquisition with a value of $3.6 million.
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
Goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather, are tested for impairment annually or more frequently if impairment indicators arise. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition. We have one intangible asset which has been assigned an indefinite life, the NAMIC trademark that was acquired as part of our acquisition of Navilyst, and is valued at $28.6 million.
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
9. Revenue Recognition
We recognize revenue when the following four basic criteria has been met: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue, net of sales taxes assessed by any governmental authority, as products are shipped, based on shipping terms, and when title and risk of loss passes to customers. We negotiate shipping and credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved by us and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date.
10. Research and Development
Research and development costs, including salaries, consulting fees, building costs, utilities and administrative expenses are related to developing new products, enhancing existing products, validating new and enhanced products, managing clinical, regulatory and medical affairs and our intellectual property and are expensed as incurred.
11. Shipping and Handling Costs
Shipping and handling costs, associated with the distribution of finished products to customers, are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer. Amounts charged to customers for shipping are recorded in net sales.
12. Income Taxes
Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets, if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period which includes the enactment date. The deferred tax asset includes net operating losses acquired as part of the acquisitions of Rita, Vortex and Navilyst. These losses could be significantly limited under Internal Revenue Code (“IRC”) Section 382. An analysis of RITA’s ownership changes as defined in IRC Section 382 shows that approximately $15.8 million (of which $7.1 million had expired as of May 31, 2014) of federal net operating losses will not be utilized due to limitations. In addition, it is estimated that $13.6 million of Rita state net operating losses will expire prior to utilization. An analysis of Vortex’s ownership changes as defined in IRC Section 382 shows that all net operating losses will be utilized prior to expiration. A similar analysis of Navilyst’s ownership changes as defined in IRS Section 382 shows that approximately $17.5 million of federal net operating losses will not be utilized due to limitations. In addition, it is estimated that $13.0 million of Navilyst’s state net operating losses will expire prior to utilization. The gross deferred tax asset related to the net operating losses reflects these limitations.
We intend to reinvest indefinitely any of our unrepatriated foreign earnings as of May 31, 2014, therefore, we have not provided for U.S. income taxes on these undistributed earnings of our foreign subsidiaries. If these earnings were distributed, we may be subject to both foreign withholding taxes and U.S. income taxes. Determination of the amount of this unrecognized deferred income tax liability is not practical.
13. Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, interest rate swap agreement and contingent earn outs related to the acquisitions of Vortex, Microsulis and Clinical Devices. The carrying amount of cash and cash equivalents, accounts receivable, marketable securities and accounts payable approximates fair value due to the immediate or short-term maturities. The interest rate swap agreement has been recorded at its fair value based on a valuation received from an independent third party. Marketable securities, with the exception of one auction rate security, are carried at their fair value as determined by quoted market prices. The contingent earn out has been recorded at fair value using the income approach.
Our accounting policy defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This policy establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The policy describes three levels of inputs that may be used to measure fair value which are provided in the table below.

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

The following tables provide information by level for assets and liabilities that are measured at fair value (in thousands):

	Fair Value Measurements using inputs considered as:
	Level 1	Level 2	Level 3	Fair Value at May 31, 2014
Financial Assets
Cash equivalents
Money market funds	$445	$—	$—	$445
Total	445	—	—	445
Marketable securities
U.S. government agency obligations	—	—	1,809	1,809
Total	—	—	1,809	1,809
Total Financial Assets	445	—	1,809	2,254
Financial Liabilities
Interest rate swap agreements	—	555	—	555
Contingent liability for acquisition earn out	—	—	67,421	67,421
Total Financial Liabilities	$—	$555	$67,421	$67,976

	Fair Value Measurements using inputs considered as:
	Level 1	Level 2	Level 3	Fair Value at May 31, 2013
Financial Assets
Cash equivalents
Money market funds	$114	$—	$—	$114
Total	114	—	—	114
Marketable securities
Corporate bond securities	—	303	—	303
U.S. government agency obligations	—	—	1,850	1,850
Total	—	303	1,850	2,153
Total Financial Assets	114	303	1,850	2,267
Financial Liabilities
Interest rate swap agreements	—	522	—	522
Contingent liability for acquisition earn out	—	—	75,049	75,049
Total Financial Liabilities	$—	$522	$75,049	$75,571
There were no transfers in and out of Level 1 and 2 measurements for the year ended May 31, 2014. During the year ended May 31, 2013, the Vortex and Microsulis contingent earn outs discussed below were added to Level 3 fair value instruments.

The components of Level 3 fair value instruments as of May 31, 2014 are shown below (in thousands):

	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs
Balance at May 31, 2013	$1,850	$75,049
Total gains or losses (realized/unrealized):
Earnings revaluation gain - Included in earnings	—	(4,994)
Earnings revaluation expense - Included in earnings	—	3,276
Included in other comprehensive income	(16)	—
Purchases, issuances and settlements	(25)	(10,880)
Transfers in and/or (out) of Level 3	—	—
Contingent consideration - Clinical Devices	—	4,970
Balance at May 31, 2014	$1,809	$67,421
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

The recurring Level 3 fair value measurements of the contingent consideration liability related to the Vortex and Microsulis acquisitions include the following significant unobservable inputs ($ in thousands):

	Fair value at May 31, 2014	Valuation Technique	Unobservable Input	Range
Revenue based payments	$64,051	Discounted cash flow	Discount rate Probability of payment Projected fiscal year of payment	4% - 10% 75% - 100% 2015 - 2022
Milestone based payments	3,370	Discounted cash flow	Discount rate Probability of payment Projected fiscal year of payment	16% 75% - 100% 2015
	$67,421

At May 31, 2014, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $78.1 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2015 to 2022 in order for the consideration to be paid.
The fair value of contingent milestone payments associated with the acquisitions was remeasured as of May 31, 2014 and $51.1 million was reflected in “Contingent consideration, net of current portion” and $16.3 million was reflected in “Current portion of contingent consideration” on the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of contingent milestone payments associated with the Vortex, Microsulis and Clinical Devices acquisitions measured at fair value that used significant unobservable inputs (Level 3) (in thousands):

Balance at May 31, 2013	$75,049
Purchase price contingent consideration	4,970
Contingent payments	(10,880)
Earnings revaluation gain	(4,994)
Earnings revaluation expense	3,276
Balance at May 31, 2014	$67,421
15. Derivative Financial Instruments
We are exposed to market risk due to changes in interest rates. We periodically enter into certain derivative financial instruments to hedge the underlying economic exposure. The derivative instruments used are floating-to-fixed rate interest rate swaps, which are subject to cash flow hedge accounting treatment. The cash flow hedge was terminated in May 2012 in conjunction with the early payoff of the related debt. We recognized interest expense of $61,000 in fiscal 2012, on the cash flow hedge.
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
The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. Guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 88% of our options will vest annually, and we have therefore applied a 12% annual forfeiture rate in determining the stock-based compensation charge recorded. We will re-evaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary. At the end of the vesting period, the actual stock-based compensation expense recognized will only be for those shares that actually vest.
For the fiscal years ended May 31, 2014, May 31, 2013 and May 31, 2012, we used the Black-Scholes option-pricing model (“Black-Scholes”) as our method of valuation and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of share based payment awards on the date of the grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and a risk-free interest rate. The risk-free interest rate is based on factual data derived from public sources. The expected stock-price volatility and option life assumptions require significant judgment which makes them critical accounting estimates.
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

For the period ended May 31, 2014, options and restricted stock units issued to employees and non-employees to purchase approximately 2.3 million shares of common stock were excluded from the calculation of diluted earnings per common share as their inclusion would be anti-dilutive. Excluded from the calculation of diluted earnings per common share are options and restricted stock units issued to employees and non-employees to purchase approximately 2.9 million shares of common stock at May 31, 2013 as their inclusion would be anti-dilutive compared with options and restricted stock units issued to employees and non-employees to purchase approximately 2.3 million shares of common stock at May 31, 2012.
The following table sets forth the reconciliation of the weighted-average number of common shares:

	2014	2013	2012
Basic	35,135,689	34,817,279	25,382,293
Effect of dilutive securities	304,161	—	—
Diluted	35,439,850	34,817,279	25,382,293
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

20. Recently Issued Accounting Pronouncements
In February 2013, the FASB expanded the disclosure requirements related to changes in accumulated other comprehensive income (AOCI). The new guidance requires disclosure of the amount of income (or loss) reclassified out of AOCI to each respective line item on the statement of operations where net income is presented. The guidance allows disclosure of the reclassification either in the notes to the financial statements or parenthetically on the face of the financial statements. This requirement was effective for reporting periods beginning after December 15, 2012 (fourth quarter of our fiscal year 2013). Since the guidance only impacts disclosure requirements, its adoption did not have a material impact on our consolidated financial statements.
In July 2013, the FASB issued guidance related to the presentation of certain tax information. This new pronouncement provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, or similar tax loss, or a tax credit carryforward exists. This pronouncement was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013 (our fiscal year 2015). Since the guidance only impacts presentation requirements, its adoption will not have a material impact on our consolidated financial statements.
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a single, comprehensive accounting model for revenues arising from contracts with customers that supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that an entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under existing revenue recognition guidance. ASU 201-09 is effective for the Company beginning in its fiscal year 2018, and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently in the process of evaluation the impact of ASU 2014-09 on its consolidated financial statements.

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
On February 1, 2013, we completed the acquisition of certain assets of Microsulis, which was accounted for as a business combination, for cash payments at closing totaling $10.6 million, subject to a working capital adjustment, a $5.0 million payment made on December 31, 2013 and potential additional cash consideration payable upon performance over the next nine years. We also assumed $1.6 million of liabilities.
The total estimated purchase consideration of $33.6 million included the initial investment of $5.0 million, closing payments totaling $10.6 million, a $5.0 million payment made on December 31, 2013 and the estimated fair value of contingent consideration (Earn out) of $13.2 million. The estimated fair value of contingent consideration is based on projected net sales over the nine year period following the closing. The amount of the Earn out consideration that could be paid on net sales is not limited.
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
The estimated purchase consideration exceeded the fair value of the acquired net assets by $19.3 million and was recorded as goodwill. Goodwill is deductible for tax purposes. Intangible assets are being amortized over their estimated useful lives of which range from 10 to 15 years. During each of the fiscal years ended May 31, 2014 and 2013, we incurred acquisition related costs of $0.3 million, which were expensed to “Acquisition, restructuring and other items, net” in the statement of operations.

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
The Vortex historical financial results were not significant and therefore pro forma results would not be substantially different. Sales since the acquisition and the operations of Vortex have been fully integrated from the date of acquisition.
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

The estimated purchase consideration exceeded the fair value of the acquired net assets by $29.5 million and was recorded as goodwill. Goodwill is not deductible for tax purposes. Core technologies are being amortized over their estimated useful lives of approximately 15 years as revenues are earned from the sales of the related products. During the fiscal years ended May 31, 2014 and 2013, we incurred acquisition related costs of $0.2 million and $0.6 million, respectively, which were expensed to “Acquisition, restructuring and other items, net” in the statement of operations.

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
The fiscal year ended May 31, 2013 and 2012 included $7.3 million and $11.2 million, respectively, in transaction and severance costs related to the Navilyst acquisition. These costs are included in “Acquisition, restructuring and other items, net” in the statement of operations. Investment funds affiliated with Avista Capital Partners, former owners of Navilyst, received approximately 9.4 million shares of our common stock and consisted approximately 27% of our outstanding shares. Investment funds affiliated with Avista Capital Partners entered into a stockholders agreement with us as part of the transaction and also appointed two additional directors to our existing Board of Directors.
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

For the year ended May 31,
2012
(unaudited)
Net sales	$365,357
Net income	$3,897
The above unaudited pro forma information was determined based on historical GAAP results of AngioDynamics and Navilyst. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been if the acquisition was completed on June 1, 2010. The unaudited pro forma consolidated net income primarily reflects adjustments of:

(i)	exclusion of $17.6 million of transaction costs and restructuring charges for both AngioDynamics and Navilyst for the year ended May 31, 2012;

(ii)	inclusion of $4.7 million of interest expense related to the $150 million credit facility associated with the transaction for the years ended May 31, 2012; and

(iii)	tax effecting the unaudited pro forma consolidated net income and adjustments for the years ended May 31, 2012.

Acquisition of Clinical Devices, B.V.

On August 15, 2013 we acquired all the outstanding shares of capital stock of Clinical Devices, B.V., exclusive distributor of our fluid management products in the Netherlands. The stock purchase agreement provided for the payment of $3.7 million in cash at closing, which was subject to a working capital adjustment and a $0.4 million holdback, plus future earn out consideration payable in cash. Earn out consideration is based on our net sales of the fluid management products during the five quarters following the closing as well as milestone payments for achieving regulatory approvals of certain in process research and development for a next-generation tip location technology. The total purchase consideration of $8.7 million includes an upfront payment and the estimated fair value of contingent consideration of $5 million. (See Note A for additional information related to the contingent Earn out liability.)

Goodwill recorded as a result of the acquisition was approximately $4.8 million and is not deductible for tax purposes. Intangible assets acquired, other than goodwill, totaled approximately $5.1 million, of which $3.6 million has been identified as in-process research and development (10-year estimated useful life), $1.4 million as customer relationships (15-year estimated useful life) and $0.1 million as trademarks (5-year estimated useful life). We also recorded a deferred tax liability of $1.2 million.

The acquisition has been accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective August 15, 2013. The pro forma effects of the acquisition on our income statement and balance sheet were not material.

NOTE C—MARKETABLE SECURITIES AND INVESTMENTS
As of May 31, 2014, marketable securities consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$1,825	$—	$(16)	$1,809
Corporate bond securities	—	—	—	—
	$1,825	$—	$(16)	$1,809
As of May 31, 2013, marketable securities consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
U.S. government agency obligations	$1,850	$—	$—	$1,850
Corporate bond securities	303	—	—	303
	$2,153	$—	$—	$2,153
The amortized cost and fair value of marketable securities as of May 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair Value
	(in thousands)
As of May 31, 2014:
Due in one year or less	$—	$—
Due after one through five years	—	—
Due after five through twenty years	1,825	1,809
	$1,825	$1,809

 NOTE D—INVENTORIES
As of May 31, 2014 and 2013, inventories, net consisted of the following:

	May 31, 2014	May 31, 2013
	(in thousands)
Raw materials	$24,799	$18,362
Work in process	12,130	11,006
Finished goods	24,127	25,694
Total	$61,056	$55,062

NOTE E—PREPAID EXPENSES AND OTHER
As of May 31, 2014 and 2013, prepaid expenses and other consisted of the following:

	May 31, 2014	May 31, 2013
	(in thousands)
Deposits	$3,356	$4,029
Other prepaid taxes	202	458
Licensee fees	604	597
Software licenses	130	520
Trade shows	62	487
Rent	114	135
Insurance	395	120
Interest receivable	1	2
Other	1,111	1,206
Total	$5,975	$7,554

As of May 31, 2014 and 2013, prepaid income taxes totaled $0.5 million and $0.6 million, respectively, and are shown separately on the Consolidated Balance Sheets.

NOTE F—PROPERTY, PLANT AND EQUIPMENT, AT COST
Property, plant and equipment are summarized as follows:

	May 31, 2014	May 31, 2013	Estimated useful lives
	(in thousands)
Building and building improvements	$33,126	$30,150	39 years
Machinery and equipment	32,091	31,129	3 to 8 years
Computer software and equipment	25,836	16,390	3 to 10 years
Construction in progress	12,564	13,373
	103,617	91,042
Less accumulated depreciation and amortization	(37,438)	(29,421)
	66,179	61,621
Land and land improvements	1,029	1,029
	$67,208	$62,650
Depreciation expense for fiscal 2014, 2013 and 2012 was $8.0 million, $8.7 million and $3.6 million, respectively.

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
Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. These assumptions are highly sensitive and changes in these estimates could result in impairment. Solely for purposes of establishing inputs for the fair value calculations, we assumed that the current economic conditions would continue through fiscal year 2014, followed by a recovery thereafter. In addition, we applied gross margin assumptions consistent with our historical trends at various revenue levels and used an EBITDA exit multiple of 7.0 to calculate the terminal value of the reporting unit. In addition, we used a discount rate of 12.0% to calculate the fair value of our reporting unit.
We completed our annual goodwill impairment test as of December 31, 2013. Our assessment of goodwill impairment indicated that the fair value of our reporting unit exceeded its carrying value and therefore goodwill was not impaired. The fair value of our reporting unit exceeded its carrying value by 7%. The fair value of the reporting unit was reconciled to our current stock market capitalization as of December 31, 2013.

Since early November 2008, our stock market capitalization has at times been lower than our shareholders’ equity or book value. However, our reporting unit has continued to generate significant cash flows from operations, and we expect to continue to do so in fiscal 2015 and beyond. Furthermore, we believe that a reasonable potential buyer would offer a control premium for our business that would adequately cover the difference between our stock market capitalization and our book value.
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
Adjustments to goodwill for the fiscal year ended May 31, 2014 and May 31, 2013 are as follows (in thousands):

Total
Balance, May 31, 2012	$308,912
Goodwill recognized from Vortex business combination	29,519
Goodwill recognized from Microsulis asset acqusition	19,284
Adjustments to Navilyst purchase price allocation	(2,257)
Balance, May 31, 2013	$355,458
Acquisition of Clinical Devices B.V.	4,836
Balance, May 31, 2014	$360,294
During fiscal 2014, the change in the carrying value of goodwill is the result of the acquisition of Clinical Devices, B.V. (See Note B.) During the fourth quarter of fiscal 2014, there was an adjustment of $0.5 million to the carrying value of such goodwill related to working capital. During fiscal 2013, the $2.3 million reduction in the carrying value of goodwill is primarily the result of a $0.9 million payment from former stockholders of Navilyst and a $1.6 million increase in the value of deferred tax assets from the Navilyst acquisition, net of $0.2 million of preacquisition Navilyst tax adjustments.

As of May 31, 2014 and 2013, intangible assets consisted of the following:

	May 31, 2014
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average useful life
	(in thousands)			(years)
Product technologies	$150,298	$(32,930)	$117,368	10.2
Customer relationships	86,645	(37,848)	48,797	11.9
Trademark—NAMIC	28,600	—	28,600	Indefinite
In process R&D Acquired	3,600	—	3,600	Indefinite
Licenses	7,639	(5,211)	2,428	8.4
Trademarks	6,345	(1,882)	4,463	8.0
Distributor relationships	900	(900)	—	3.0
	$284,027	$(78,771)	$205,256

	May 31, 2013
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Customer relationships	$150,181	$(24,835)	$125,346	10.6
Product technologies	84,479	(30,595)	53,884	14.8
Trademark—NAMIC	28,600	—	28,600	Indefinite
Licenses	6,302	(4,501)	1,801	9.0
Trademarks	6,275	(1,058)	5,217	9.9
Distributor relationships	900	(900)	—	3.0
	$276,737	$(61,889)	$214,848
Amortization expense was $16.8 million, $16.3 million and $9.4 million for fiscal 2014, 2013 and 2012, respectively.
Annual amortization of these intangible assets is expected to approximate the following amounts for each of the next five fiscal years (in thousands):

2015	$15,693
2016	15,696
2017	16,355
2018	17,385
2019	19,928

NOTE H—INCOME TAXES
The components of income (loss) before income tax provision for the years ended May 31 are as follows:

	2014	2013	2012
	(in thousands)
(Loss) income before tax provision:
US	$5,839	$(2,670)	$(5,151)
Non-US	541	2,027	(131)
	$6,380	$(643)	$(5,282)

Income tax (benefit) provision analyzed by category and by statement of operations classification for the years ended May 31 is summarized as follows:

	2014	2013	2012
	(in thousands)
Current
Federal	$(133)	$(1,622)	$448
State and local	99	(52)	(19)
Non U.S.	157	468	18
	123	(1,206)	447
Deferred	3,169	1,175	(635)
	$3,292	$(31)	$(188)
The significant components of deferred income tax (benefit) expense from operations for the years ended May 31 consist of the following:

	2014	2013	2012
	(in thousands)
Deferred tax expense (benefit)	$1,996	$1,175	$(1,722)
Impact of NYS tax reform legislation	1,173	—	—
Net operating loss carryforward	—	—	1,087
	$3,169	$1,175	$(635)
Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	May 31, 2014	May 31, 2013
	(in thousands)
Deferred tax assets
Net operating loss carryforward	$48,331	$47,098
Stock-based compensation	4,851	4,813
Federal and state R&D tax credit carryforward	1,249	490
Inventories	875	1,713
State tax credits	—	1,326
Expenses incurred not currently deductible	1,379	880
Capital loss carryforwards	—	95
Deferred revenue	154	1,147
Gross deferred tax asset	56,839	57,562
Deferred tax liabilities
Excess tax over book depreciation and amortization	42,061	39,252
Impairment of long-lived assets	—	—
	42,061	39,252
Valuation Allowance	(1,532)	(712)
Net deferred tax asset	$13,246	$17,598

At May 31, 2014, we had approximately $164.9 million of remaining Federal net operating loss carryforwards and $32.7 million of state net operating loss carryforwards (“NOL”). Approximately $161.5 million of our Federal net operating loss was generated by acquired companies and are subject to Internal Revenue Code (“IRC”) Section 382 limitations which are expected to significantly limit our ability to utilize these net operating losses on an annual basis. As a result of our IRC Section 382 analyses, it is estimated that approximately $26.1 million of remaining Federal net operating losses and $13.0 million of state net operating losses will expire prior to utilization. The gross deferred income tax asset (“DTA”) related to the NOL reflects these limitations.
In order to ensure the realizability of our deferred tax assets, we need to generate $10.0 million of taxable income for each year from 2015 to 2023 and then $6.5 million of taxable income per year until 2033. If we are unable to meet these minimum taxable income levels, the deferred tax assets may still be utilized in future years if we can make up previous year taxable income short falls prior to the expiration of net operating loss carryforwards. We have determined that we have sufficient existing levels of pre-tax earnings to generate sufficient taxable income to realize the net deferred tax assets recorded on our balance sheets.
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
Our Federal net operating loss carryforwards as of May 31, 2014 after considering IRC Section 382 limitations are $138.8 million. The expiration of the Federal net operating loss carryforwards are as follows: $30.7 million between 2017 and 2026 and $108.0 million between 2027 and 2033.
Our state net operating loss carryforwards as of May 31, 2014 after considering remaining IRC Section 382 limitations are $19.8 million which expire in various years from 2015 to 2033.
At May 31, 2014, we had a net deferred income tax asset of $13.2 million, after recording a valuation allowance of $1.5 million. The valuation allowance increased by $0.8 million in 2014 and decreased by $0.5 million in 2013. The 2014 change relates to the true-up of our fully reserved capital losses and state tax credits and net operating losses from our fiscal 2013 tax filings. The 2013 change relates to the use of fully reserved capital losses and the expiration of fully reserved state tax credits. The valuation allowance recorded against the deferred tax assets relates to state tax credits, capital losses and state NOLs that management has estimated will more likely than not expire before they are expected to be utilized.

Our consolidated income tax provision has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to our income before income taxes for the following reasons:

	2014	2013	2012
	(in thousands)
Income tax (benefit) provision	$3,292	$(31)	$(188)
Effect of Graduated tax rates	64	(6)	(53)
State income taxes, net of Federal tax benefit	(122)	(88)	(158)
State income tax credits, net of Federal tax benefit	—	23	69
Impact of Non US operations	27	228	(46)
Tax-exempt interest	—	2	4
Research and development tax credit	236	142	115
Domestic Production Activities deduction	—	—	71
Nondeductible acquisition costs	—	(110)	(1,144)
Nondeductible interest on contingent payments	(540)	(130)	—
Nontaxable gain on revaluation of contingent consideration liability	1,698	—	—
Tax law change	(1,173)	—	—
Effect of elimination of ASC 718 APIC pool	(440)	—	—
Nondeductible stock-based compensation	(176)	(108)	(125)
Other nondeductible expenses	(384)	(336)	(336)
Overaccrual (underaccrual) of prior year Federal and state taxes	(249)	10	138
Fully reserved capital losses	—	179	(208)
Other	—	—	12
Income tax (benefit) provision at statutory tax rate of 35%	$2,233	$(225)	$(1,849)
During the twelve months ended May 31, 2014, we did not recognize any tax liabilities related to uncertain tax positions. Due to our unrecognized tax benefit being zero upon adoption, with no change since adoption, no “tabular reconciliation” of the total amount of unrecognized tax benefits at the beginning and end of the period is being presented.
We recognize interest and penalties related to unrecognized tax benefits within our global operations as a component of income tax expense. There were no accrued interest and penalties recognized in the consolidated balance sheet as of May 31, 2014 and May 31, 2013.
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
Fiscal years 2011 through 2014 remain open to examination by the various tax authorities. New York State is currently auditing Navilyst’s franchise tax filings for 2009 through 2011, we do not anticipate any material adjustments will result. We analyzed filing positions in all of the Federal and state jurisdictions where we are required to file income taxes, as well as all open tax years in these jurisdictions and believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments will result in a material adverse effect on our financial condition, results of operations or cash flows.
We do not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

The accumulated undistributed earnings of the Company’s foreign operations were approximately $4 million, and are intended to remain permanently invested in foreign operations. Accordingly, no taxes have been provided on these earnings at May 31, 2014. If these earnings were distributed, the Company would be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits. A reasonable estimate of the deferred tax liability on these earnings is not practicable at this time

NOTE I—PREPAID ROYALTIES
On August 13, 2007, we entered into a Distribution, Manufacturing and Purchase Option Agreement (“the Agreement”) with a company to acquire the exclusive worldwide rights to manufacture and distribute a split tip catheter for the dialysis market we have named Centros which included the option to purchase certain intellectual property associated with these products in the future. Under this Agreement, we paid royalties on net sales of the products covered in the Agreement. In accordance with the Agreement, we prepaid $3.0 million of royalties based upon the achievement of certain milestones. At May 31, 2011, based on lower than anticipated sales results, we reduced the prepaid royalties to net realizable value which resulted in an impairment loss of $2.3 million recorded in “Acquisition, restructuring and other items, net” in our fiscal 2011 consolidated statement of operations. In August 2011, we sold both the tangible and intangible assets associated with the Centros product, resulting in a gain of $201 thousand that is included in “Acquisition, restructuring and other items, net” in the consolidated statement of operations for the year ended May 31, 2012 and the elimination of all related “Prepaid Royalties” on the consolidted balance sheet as of May 31, 2012. We have entered into various other agreements that required royalty prepayments and these are reported in “Prepaid Royalties” on the May 31, 2014 and May 31, 2013 consolidated balance sheets.

NOTE J—ACCRUED LIABILITIES
As of May 31, 2014 and 2013, accrued liabilities consist of the following:

	May 31, 2014	May 31, 2013
	(in thousands)
Payroll and related expenses	$8,224	$6,491
Royalties	2,620	2,034
Accrued severance	765	1,602
Deferred revenue	200	1,573
Sales and franchise taxes	1,327	1,047
Interest rate swap liability	555	523
Other	3,071	3,156
Total	$16,762	$16,426

NOTE K—LONG-TERM DEBT
New Credit Agreement - On September 19, 2013, we entered into a Credit Agreement (the "Credit Agreement") with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers.
The Credit Agreement provides for a $100 million senior secured term loan facility (the "Term Loan") and a $100 million senior secured revolving credit facility, which includes up to a $20 million sublimit for letters of credit and a $5 million sublimit for swingline loans (the "Revolving Facility", and together with the TermLoan, the "Facilities").
The proceeds of the Term Loan and a portion of the proceeds of the Revolving Facility were used to repay our Credit Agreement (the "Prior Credit Agreement") dated as of May 22, 2012, with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents, and J.P.

Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers.
The proceeds of the the Revolving Facility may be used for general corporate purposes of AngioDynamics and its subsidiaries. The Facilities have a five years maturity. The Term Loan has a quarterly repayment schedule equal to 5%, 5%, 10%, 15% and 65% of its principal amount in years one through five. Interest on both the Term Loan and Revolving Facility will be based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, with the base rate and Eurodollar rate having ranges of 0.5% to 1.25% and 1.5% to 2.25% respectively. After default, the interest rate may be increased by 2.0%. The Revolving Facility will also carry a commitment fee of 0.2% to 0.35% per annum on the unused portion.
Our obligations under the Facilities are unconditionally guaranteed, jointly and severally, by our material direct and indirect domestic subsidiaries (the "Guarantors"). All obligations of AngioDynamics and the Guarantors under the Facilities are secured by first priority security interests in substantially all of the assets of AngioDynamics and the Guarantors.
In June 2012, we entered in an interest rate swap agreement, (the "Swap Agreement"), with an initial notional amount of $100 million, to limit the effect of rising of interest rates. The Swap Agreement, which qualified for hedge accounting under authoritative guidance, was a contract to exchange floating interest rate payments for fixed interest rate payments on the outstanding balance of the loan over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement provides for a fixed rate of 0.74% above the applicable rate provided for in the Credit Agreement.
On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Prior Credit Agreement. As of May 31, 2014, $91.3 million and $46.4 million were outstanding under the Term Facility and Revolving Facility, respectively. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of (i) consolidated EBITDA minus consolidated capital expenditures to (ii) consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not greater than 3.75 to 1.00. We were in compliance with both financial covenants as of May 31, 2014.
Following is a summary of long-term debt as of May 31, 2014 and 2013 (in thousands):

	May 31, 2014	May 31, 2013
Bank notes	$142,660	$142,500
Less: current maturities	(5,000)	(7,500)
Long-term debt	$137,660	$135,000

As of May 31, 2014, future minimum principal payments on long-term debt were as follows (in thousands):

2015	$5,000
2016	8,750
2017	13,750
2018	26,250
2019	42,500
$96,250

NOTE L—RETIREMENT PLANS
We have a 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by us. Matching contributions were $2.8 million, $2.5 million and $2.0 million in 2014, 2013 and 2012, respectively.

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
Shares issued in Navilyst Acquisition
On May 22, 2012, a portion of the acquisition and related transaction costs of the Navilyst acquisition were financed through the issuance of approximately 9.5 million shares to investment funds affiliated with Avista Capital Partners, former owners of Navilyst, and as of May 31, 2014 they hold approximately 27% of our outstanding shares.

Share Repurchase Program
On October 5, 2011, our Board of Directors authorized the repurchase of up to $20 million of our common stock, prior to May 31, 2012. During the fiscal year ended May 31, 2012, we purchased 142,305 shares at a cost of approximately $2.1 million. There were no shares repurchased under this program during fiscal 2014 or 2013.
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

Stock Option Activity:
The following schedule summarizes our stock option activity as of and for the years ended May 31, 2014, May 31, 2013 and May 31, 2012:

	2014				2013		2012
	Shares	Weighted- average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	2,768,928	$14.84			2,985,192	$15.69	2,680,390	$15.96
Granted	391,175	$13.01			406,700	$11.40	1,434,000	$13.70
Exercised	(105,676)	$15.38			(16,835)	$11.15	(193,684)	$14.22
Forfeited	(278,646)	$17.45			(589,787)	$17.45	(917,126)	$14.22
Expired	(102,030)	$15.69			(16,342)	$15.69	(18,388)	$24.44
Outstanding at end of year	2,673,751	$14.82	4.56	$17,540	2,768,928	$14.84	2,985,192	$15.69
Options exercisable at year-end	1,675,790	$16.12	4.54	$12,906	1,601,028	$16.12	1,678,559	$17.01
Options expected to vest in future periods	845,256	$13.31	5.06	$3,986	1,069,119	$13.31	1,075,473	$14.19
Weighted average fair value of options granted during the fiscal years ended May 31, is as follows:

	2014	2013	2012
Weighted-average fair value of options granted during the year	$4.10	$4.19	$5.62
On May 31, 2014, there remained approximately 1.6 million shares available for granting of options under the 2004 Plan. Options are exercisable into common stock.
All of our options were granted at exercise prices equal to the quoted market price of our common stock at the date of the grants. Options under these grants vest 25% per year over four years for employees and 100% after one year for consultants. Initial grants to directors vest 25% per year over four years and subsequent grants to directors vest 33.33% per year over three years. Options granted prior to May 1, 2007 expire on the tenth anniversary of the grant date. Options granted on or after May 1, 2007, expire on the seventh anniversary of the grant date. The total intrinsic value of options exercised was $1.0 million, $0.1 million, and $2.2 million for the years ended May 31, 2014, May 31, 2013 and May 31, 2012, respectively. We generally issue authorized but unissued shares upon stock option exercises and the settlement of performance share awards and restricted stock units.

The fair value of the options granted under the 1997 and 2004 Plans was estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

	2014	2013	2012
Expected stock price volatility	34.40%	43.91%	49.06%
Risk-free interest rate	1.44%	0.62%	0.70%
Expected life of options	4.74	4.62 years	4.59 years

The following information applies to options outstanding at May 31, 2013:

Range of exercise prices	Number outstanding	Weighted- average remaining life in years	Weighted- average exercise price	Number Exercisable	Weighted- average exercise price
$ 6.52 - $11.93	463,965	5.64	$11.37	65,832	$10.61
$12.06 - $12.97	343,161	4.86	12.41	155,661	12.44
$13.18 - $13.85	432,426	3.38	13.35	321,348	13.36
$13.92 - $14.31	430,000	4.21	13.95	228,750	13.97
$14.48 - $15.57	202,880	1.09	15.25	202,880	15.25
$15.75 - $16.58	376,196	3.39	16.06	276,196	16.03
$16.75 - $19.94	267,522	1.06	18.19	267,522	18.16
$20.06 - $31.33	157,601	1.26	23.05	157,601	13.81
	2,673,751	4.56	$14.84	1,675,790	$16.12
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

	Non-Vested Stock Award Units	Weighted Average Grant-Date Fair Value
Balance as of May 31, 2013	482,644	$12.14
Granted	473,824	13.37
Cancelled	(109,634)	12.48
Vested	(148,946)	12.62
Balance as of May 31, 2014	697,888	13.02
The total fair value of restricted stock awards vesting was $1.8 million, $1.2 million, and $0.9 million for the years ended May 31, 2014, 2013 and 2012, respectively.

4. Unrecognized Compensation Cost:
Under the provisions of authoritative guidance on share based payment awards, we expect to recognize the following future expense for awards outstanding as of May 31, 2014 ($ in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Vesting Period (in years)
Stock options	$3,382	2.13
Non-vested stock awards	5,625	2.37
	$9,007	2.28
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
For the years ended May 31, 2014, 2013 and 2012, 146,275, 123,556 and 103,362 shares, respectively, were issued at an average price of $9.30, $9.80 and $11.62, respectively, under the Stock Purchase Plan. As of May 31, 2013, 423,895 shares remained available for future purchases under the Stock Purchase Plan.
For fiscal 2014, stock based compensation was $5.4 million pre-tax ($3.8 million after tax). For fiscal 2013, stock based compensation was $4.6 million pre-tax ($3.1 million after tax). For fiscal 2012, stock based compensation was $4.1 million pre-tax ($2.7 million after tax).

The following table summarizes stock-based compensation in accordance with authoritative guidance on share based payment awards for the years ended May 31, 2014, May 31, 2013 and May 31, 2012, which was allocated as follows:

	May 31, 2014	May 31, 2013	May 31, 2012
	(In thousands)
Cost of sales	$232	$271	$268
Research and development	483	399	738
Sales and marketing	1,672	1,610	1,340
General and administrative	3,035	2,329	1,744
Stock based compensation expense included in operating expenses	5,190	4,338	3,822
Total stock based compensation	5,422	4,609	4,090
Tax benefit	1,657	1,540	1,386
Stock based compensation expense, net of tax	$3,765	$3,069	$2,704

NOTE N—COMMITMENTS AND CONTINGENCIES
Leases
We are committed under non-cancelable operating leases for facilities and equipment. During fiscal 2014, 2013 and 2012, aggregate rental costs under all operating leases were approximately $2.0 million, $2.5 million and $3.1 million, respectively. Future annual payments under non-cancelable operating leases in the aggregate, of which one includes an escalation clause, with initial remaining terms of more than one year at May 31, 2014, are summarized as follows (in thousands):

2015	$1,991
2016	1,644
2017	1,186
2018	1,093
2019	1,093
$7,007

Litigation Matters
AngioDynamics v. biolitec
On January 2, 2008, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. biolitec, Inc. In this action, we are seeking judgment against biolitec for defense and indemnification in two lawsuits which we previously settled. Our claims arise out of a Supply and Distribution Agreement (“SDA”) entered into with biolitec on April 1, 2002. On September 27, 2011, the U.S. District Court for the Northern District of New York granted key portions of our motion for summary judgment in our legal case against biolitec. The Court’s order was filed under seal. The Court also dismissed biolitec’s counterclaims against us. The court denied one portion of our summary judgment motion, which sought to recover additional costs from biolitec, leaving this for adjudication at trial. On November 8, 2012, the Court granted partial judgment to us in the amount of $23.2 million. Biolitec appealed this judgment. On August 23, 2013, the U.S. Court of Appeals for the Second Circuit dismissed biolitec's appeal.
In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. This case is currently in the discovery phase. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. The defendants have appealed this judgment, and the appeal has not yet been briefed.
On August 29, 2013, we become co-plaintiffs in an adversary proceeding in the Unites States Bankruptcy Court for the District of New Jersey entitled Cyganowski, Trustee, et al. v. Biolitec U.S., Inc., et al. In this action, we assert claims of conversion, unjust enrichment, tortious interference, and unfair competition against various biolitec entities for alleged violation of Bankruptcy Court settlement and sale orders under which we acquired certain assets of Biolitec, Inc. On September 3, 2013, we, along with our co-plaintiff, obtained a temporary restraining order against the defendants in this action. The restraining order is still in place, and the Bankruptcy court is seriously considering our request for permanent injunctive relief.
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
Future Purchase Obligations
We have entered into commitments for future minimum inventory purchases related to several core products. Total future purchase obligations through fiscal 2018 amount to $12.5 million . There are no such obligations thereafter.

NOTE O—SEGMENTS AND GEOGRAPHIC INFORMATION
Segment information
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
Total sales by product category are summarized below (in thousands):

	Year Ended
	May 31, 2014	May 31, 2013	May 31, 2012
Net sales by Product Category
Peripheral Vascular	$192,656	$179,683	$95,200
Vascular Access	106,394	106,690	63,857
Oncology/Surgery	49,360	47,155	62,730
Supply Agreement	6,045	8,498	—
Total	$354,455	$342,026	$221,787

Geographic information
Total sales for geographic areas are summarized below (in thousands):

	Year Ended
	May 31, 2014	May 31, 2013	May 31, 2012
Net sales by Geography
United States	$280,191	$266,338	$188,187
International	68,219	67,190	33,600
Supply Agreement	6,045	8,498	—
Total	$354,455	$342,026	$221,787
For fiscal years 2014, 2013 and 2012, International sales as a percentage of total net sales were 19%, 20% and 15%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of our net sales in any of the last three fiscal years. 99% of our total assets are located within the United States.

NOTE P—RESTRUCTURING

On December 5, 2013, we announced a company-wide operational excellence program designed to save between $15 and $18 million during the course of the next three years. The initiative is expected to create greater efficiencies and drive business performance improvements by focusing on several key elements, including product rationalization, lean manufacturing initiatives, supply chain optimization and enterprise resource planning (ERP) implementation. The plan also incorporates the consolidation of our New York plants to establish a single manufacturing center in Glens Falls and a distribution center in Queensbury. During the course of the three-year program, it is expected that we will reduce our New York employee base by approximately 80-100 positions as a result of this plant consolidation and reorganization. Over the three year period, we expect to invest $5.4 million in facility improvements. In addition, total restructuring charges are estimated to be $4.7 million. The program was launched in the third quarter of fiscal 2014 and the cost incurred was $1.4 million, consisting of $0.6 million of severance and related costs, $0.7 million of accelerated depreciation and $0.1 million in other costs. These costs are included in “Acquisition, restructuring and other items, net” in the statements of income.

NOTE Q—QUARTERLY INFORMATION (unaudited)

During the preparation of its fiscal 2014 consolidated financial statements, the Company identified an accounting error related to the January 2014 implementation of our global enterprise resource planning system which resulted in the Company recording lower cost of goods sold during the third quarter of 2014. The Company has evaluated the impact of this error and has concluded that this error was not material to any previously issued financial statements. However, the Company has elected to revise this error in the Annual Report on Form 10-K that will be filed with SEC for the period ending May 31, 2014. Additionally, the Company has reflected the revision for these errors in the quarterly financial information tables presented below.

The following table summarizes the impact of immaterial errors in the Company's consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows for the period ended February 28, 2014:

(In thousands, except per share data)	As Previously Reported	Adjustments	As Revised
Quarter Ended February 28, 2014
Consolidated Statement of Operations
Cost of sales	$42,560	717	43,277
Gross profit	45,635	(717)	44,918
Operating income	7,569	(717)	6,852
Income before income tax provision	5,584	(717)	4,867
Income tax expense	476	(300)	176
Net income	5,108	(417)	4,691
Income per common share	0.15	(0.01)	0.14
Income per diluted share	0.14	(0.01)	0.13
As of February 28, 2014
Consolidated Balance Sheets
Inventory, net	59,834	(717)	59,117
Income tax payable	879	(300)	579
Nine Months Ended February 28, 2014
Consolidated Statement of Cash Flows
Net income	5,108	(417)	4,691
Change in inventories	(4,225)	717	(3,508)
Accounts payable, accrued and other liabilities	2,699	(300)	2,399
Net cash provided by operating activities	$15,174	—	$15,174

Quarterly results of operations during the fiscal years ended 2014 and 2013 are as follows:

	2014
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$83,579	$88,616	$88,195	$94,065
Gross profit	42,482	44,930	44,918	47,531
Net income (loss)	(426)	(99)	4,691	(1,078)
Earnings per common share
Basic	(0.01)	—	0.14	(0.03)
Diluted	(0.01)	—	0.13	(0.03)

	2013
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$83,406	$87,007	$81,571	$90,042
Gross profit	39,459	44,088	41,201	44,241
Net income (loss)	(721)	1,969	(992)	(868)
Earnings per common share
Basic	(0.02)	0.06	(0.03)	(0.03)
Diluted	(0.02)	0.06	(0.03)	(0.03)
The data in the schedules above has been intentionally rounded to the nearest thousand and therefore the quarterly amounts may not sum to the full year amounts.
The first quarter results of fiscal 2014 included in “Acquisition, restructuring and other items, net”, $1.2 million in Navilyst related acquisition costs and $0.3 million in Clinical Devices related acquisition costs. The second quarter of fiscal 2014 included $1.6 million in Navilyst related acquisition costs and $0.8 million in litigation related costs. The third quarter of fiscal 2014 included $1.4 million in Navilyst related acquisition costs and $1.0 million in consolidation charges. The fourth quarter of fiscal 2014 included $1.3 million in Navilyst related acquisition costs, $1.1 million in litigation charges and $0.4 million in consolidation charges.
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

AngioDynamics, Inc. and Subsidiaries

	SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
	(in thousands)
Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Additions - Charged to costs and expenses	Deductions		Balance at End of Period
Year Ended May 31, 2012
Allowance for deferred tax asset	1,134	208	(146)	(b)	1,196
Allowance for sales returns and doubtful accounts	485	4,859	(4,411)	(a)	933
Totals	$1,619	$5,067	$(4,557)		$2,129
Year Ended May 31, 2013
Allowance for deferred tax asset	1,196	—	(484)	(b)	712
Allowance for sales returns and doubtful accounts	933	4,134	(3,795)	(a)	1,272
Totals	$2,129	$4,134	$(4,279)		$1,984
Year Ended May 31, 2014
Allowance for deferred tax asset	712	819	—	(b)	1,531
Allowance for sales returns and doubtful accounts	1,272	7,342	(6,878)	(a)	1,736
Totals	$1,984	$8,161	$(6,878)		$3,267

(a)	Previously reserved sales returns and accounts written off as uncollectible.

(b)	Use of fully reserved capital losses and expiration of fully reserved state tax credits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.
Date:	August 14, 2014	By:	/S/ HOWARD W. DONNELLY
Howard W. Donnelly, Chairman of the Board, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 14, 2014	/S/ HOWARD W. DONNELLY
Howard W. Donnelly,
Chairman of the Board, Director

Date:	August 14, 2014	/S/ JOSEPH M. DEVIVO
Joseph M. DeVivo
Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2014	/S/ MARK T. FROST
Mark T. Frost
Executive Vice President—Chief Financial Officer, Treasurer (Principal Financial and Chief Accounting Officer)

Date:	August 14, 2014	/S/ WESLEY E. JOHNSON, JR.
Wesley E. Johnson, Jr.,
Director

Date:	August 14, 2014	/S/ JEFFREY G. GOLD
Jeffrey G. Gold,
Director

Date:	August 14, 2014	/S/ DENNIS S. METENY
Dennis S. Meteny,
Director

Date:	August 14, 2014	/S/ STEVEN R. LAPORTE
Steven R. LaPorte,
Director

Date:	August 14, 2014	/S/ KEVIN J. GOULD
Kevin J. Gould,
Director

Date:	August 14, 2014	/S/ DAVID BURGSTAHLER
David Burgstahler,
Director

Date:	August 14, 2014	/S/ SRIRAM VENKATARAMAN
Sriram Venkataraman,
Director

EXHIBITS

(b)	Exhibits
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

4.1
Credit Agreement, dated as of September 19, 2013, by and among AngioDynamics, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Commission on September 24, 2013).

4.2
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

10.1.3
AngioDynamics 2013 Total Shareholder Return Performance Unit Agreement Program (incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K filed with the Commission on November 5, 2013).

10.1.4	AngioDynamics 2014 Total Shareholder Return Performance Unit Agreement Program.
10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (as amended) (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 10, 2012).
10.3.1
Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 12, 2004).

10.4.1
Form of 2013 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2005).

10.4.2	Form of 2014 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.
10.5.1
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

10.11	Form of Indemnification Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2006).
10.12.1	Form of Severance Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K, filed with the Commission on October 31, 2007).
10.13	Form of Change in Control Agreement.
10.14
Non-Statutory Stock Option Agreement, by and between AngioDynamics, Inc. and Jan Keltjens, dated January 19, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.15
Restricted Stock Agreement, by and between AngioDynamics, Inc. and Jan Keltjens, dated January 19, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.16
Non-Statutory Stock Option Agreement, by and between AngioDynamics, Inc. and Eamonn Hobbs, dated January 20, 2009 (incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K, filed with the Commission on January 23, 2009).

10.17
Employment Agreement, dated August 15, 2011, between AngioDynamics, Inc. and Joseph M. DeVivo (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on August 16, 2011, 2011).

10.18
Change in Control Agreement, dated August 15, 2011, between AngioDynamics, Inc. and Joseph M. DeVivo (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on August 16, 2011, 2011).

10.19
AngioDynamics, Inc. Fiscal Year 2012 Senior Executive Equity Incentive Program (incorporated by reference to Exhibit 10.30 of the Company’s annual report on Form 10-K, filed with the commission on August 12, 2011).

10.20
Separation and General Release, by and between AngioDynamics, Inc. and Jan Keltjens, dated June 13, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on June 14, 2011).

10.21
Retirement and Separation Agreement and General Release, dated November 19, 2012, between AngioDynamics, Inc. and D. Joseph Gersuk (incorporated by reference as Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on November 21, 2012).

10.22
Change in Control Agreement, effective November 30, 2012, between AngioDynamics, Inc. and Mark T. Frost (incorporated by reference as Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on November 21, 2012).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2006).

21	Subsidiaries (incorporated by reference to Exhibit 21 of the Company's annual report on Form 10-K filed with the Commission on August 14, 2013).
23	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Documents
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Documents
101.PRE	XBRL Presentation Linkbase Documents