Form 10-Q
period 2014-08-31
ANGIODYNAMICS INC
filed 2014-10-15
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 1, 2014
Common Stock, par value $.01	35,652,167

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended
	Aug 31, 2014	Aug 31, 2013
Net sales	$87,331	$83,644
Cost of sales	41,506	41,064
Gross profit	45,825	42,580
Operating expenses
Research and development	6,718	6,709
Sales and marketing	20,067	19,963
General and administrative	7,323	6,686
Amortization of intangibles	4,015	4,109
Change in fair value of contingent consideration	801	733
Acquisition, restructuring and other items, net	2,664	2,002
Medical device excise tax	995	976
Total operating expenses	42,583	41,178
Operating income	3,242	1,402
Other (expenses) income
Interest expense	(799)	(1,246)
Interest income	—	—
Other expense	(1,025)	(719)
Total other expenses, net	(1,824)	(1,965)
Income (loss) before income tax expense (benefit)	1,418	(563)
Income tax expense (benefit)	948	(190)
Net income (loss)	$470	$(373)
Income (loss) per share
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)
Basic weighted average shares outstanding	35,367	34,950
Diluted weighted average shares outstanding	35,885	34,950
The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2014	Aug 31, 2013
Net Income (Loss)	$470	$(373)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on interest rate swap	181	319
Unrealized gain (loss) on marketable securities	(140)	—
Foreign currency translation gain (loss)	—	70
Other comprehensive income (loss), before tax	41	389
Income tax (expense) benefit related to items of other comprehensive income	(15)	(118)
Other comprehensive income (loss), net of tax	26	271
Total comprehensive income (loss), net of tax	$496	$(102)
The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Aug 31, 2014	May 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,808	$16,105
Marketable securities	1,670	1,809
Accounts receivable, net of allowances of $1,863 and $1,736, respectively	56,026	61,968
Inventories	70,421	61,234
Deferred income taxes	3,667	4,625
Prepaid income taxes	1,936	510
Prepaid expenses and other	6,777	5,471
Total current assets	154,305	151,722
PROPERTY, PLANT AND EQUIPMENT-AT COST, net	66,794	66,590
OTHER ASSETS	3,345	3,926
INTANGIBLE ASSETS, net	201,440	205,256
GOODWILL	360,473	360,473
DEFERRED INCOME TAXES, long term	9,236	10,403
PREPAID ROYALTIES	521	521
TOTAL ASSETS	$796,114	$798,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$29,282	$32,895
Accrued liabilities	17,700	16,652
Income Taxes Payable	624	689
Current portion of long-term debt	5,000	5,000
Current portion of contingent consideration	10,897	12,879
Other current liabilities	204	599
Total current liabilities	63,707	68,714
LONG-TERM DEBT, revolving credit facility	46,410	46,410
LONG-TERM DEBT, term loan, net of current portion	90,000	91,250
DEFERRED INCOME TAXES, long term	1,146	1,146
Contingent consideration, net of current portion	55,135	54,452
Other long term liabilities	32	84
Total liabilities	256,430	262,056
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 35,646,491 and 35,442,004 shares at August 31, 2014 and May 31, 2014, respectively	356	353
Additional paid-in capital	510,704	508,354
Retained earnings	31,971	31,501
Treasury stock, 142,305 shares, at cost	(2,104)	(2,104)
Accumulated other comprehensive loss	(1,243)	(1,269)
Total stockholders’ equity	539,684	536,835
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$796,114	$798,891
The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2014	Aug 31, 2013
Cash flows from operating activities:
Net income (loss)	$470	$(373)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,700	5,910
Stock based compensation	1,395	1,152
Change in fair value of contingent consideration	801	733
Deferred income taxes	2,110	569
Change in accounts receivable allowances	127	195
Other	190	(108)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,815	1,793
Inventories	(9,187)	(3,473)
Prepaid expenses and other assets	(2,836)	(375)
Accounts payable, accrued and other liabilities	(233)	1,277
Net cash provided by operating activities	5,352	7,300
Cash flows from investing activities:
Additions to property, plant and equipment	(5,104)	(2,903)
Acquisition of business, net of cash acquired	—	(3,239)
Acquisition of intangible and other assets	(154)	(930)
Proceeds from sale or maturity of marketable securities	—	303
Net cash used in investing activities	(5,258)	(6,769)
Cash flows from financing activities:
Repayment of long-term debt	(1,250)	—
Payment of contingent consideration previously established in purchase accounting	(2,100)	(950)
Proceeds from exercise of stock options and employee stock purchase plan	959	678
Net cash used in financing activities	(2,391)	(272)
Effect of exchange rate changes on cash and cash equivalents	—	4
Increase (decrease) in cash and cash equivalents	(2,297)	263
Cash and cash equivalents at beginning of period	16,105	21,802
Cash and cash equivalents at end of period	$13,808	$22,065
Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for acquisition of intangibles and business	$—	$4,970
Contractual obligations for acquisition of fixed assets	$—	$2,663
The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2014	35,442,004	$353	$508,354	$31,501	$(1,269)	(142,305)	$(2,104)	$536,835
Net income				470				470
Exercise of stock options	17,008	1	205					206
Purchase of common stock under ESPP	62,574	1	750					751
Issuance of performance shares	124,905	1						1
Stock based compensation			1,395					1,395
Other comprehensive income, net of tax					26			26
Balance at August 31, 2014	35,646,491	$356	$510,704	$31,971	$(1,243)	(142,305)	$(2,104)	$539,684
The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE A – CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet as of August 31, 2014, the consolidated statement of stockholders’ equity and consolidated statement of cash flows for the three months ended August 31, 2014, the consolidated statements of income and the consolidated statements of comprehensive income for the three months ended August 31, 2014 and 2013 have been prepared by us without audit. The consolidated balance sheet as of May 31, 2014 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended August 31, 2014 (and for all periods presented) have been made.
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2014, as revised. Our most significant accounting policies are disclosed in Note A to the consolidated financial statements included in the aforementioned Form 10-K for the fiscal year ended May 31, 2014. The results of operations in the fiscal periods ended August 31, 2014 and 2013 are not necessarily indicative of the operating results for the respective full fiscal years.
The unaudited interim consolidated financial statements for the three months ended August 31, 2014 and August 31, 2013 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.

During the financial closing process for the first quarter of fiscal year 2015, the Company determined that financial management had incorrectly accounted for certain asset, liability and income statement balances, beginning in 2011. The Company has identified amounts and concluded that they were not material individually or in the aggregate to any of its previously issued annual and interim financial statements. Although management has determined the amounts individually and in the aggregate are not material to prior periods, in accordance with authoritative accounting literature on considering the effects of misstatements in prior years when quantifying misstatements in the current year, the financial statements included herein have been adjusted to correct for the impact of these items. Refer to Note P for further details.
NOTE B – ACQUISITIONS
Acquisition of Clinical Devices
On August 15, 2013 we acquired all the outstanding shares of capital stock of Clinical Devices, B.V., exclusive distributor of our fluid management products in the Netherlands. The stock purchase agreement provided for the payment of $3.7 million in cash at closing, which was subject to a working capital adjustment and $400,000 holdback, plus future earn out consideration payable in cash. Earn out consideration was based on our net sales of the fluid management products during the five quarters following the closing as well as milestone payments for achieving regulatory approvals of certain in process research and development for a next-generation tip location technology. The holdback and net sales amounts were paid in September 2014. The total purchase consideration of $8.7 million includes an upfront payment and the estimated fair value of contingent consideration of $5.0 million.
Goodwill recorded as a result of the acquisition was approximately $4.3 million and is not deductible for tax purposes. Intangible assets acquired, other than goodwill, totaled approximately $5.1 million, of which $3.6 million has been identified as in-process research and development (10-year estimated useful life), $1.4 million as customer relationships (15-year estimated useful life) and $70,000 as trademarks (5-year estimated useful life). We also recorded a deferred tax liability of $1.2 million.
The acquisition has been accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective August 15, 2013. The pro forma effects of the acquisition on our income statement and balance sheet were not material.

NOTE C – INVENTORIES
Inventories are stated at lower of cost (using the first-in, first-out method) or market. As of August 31, 2014 and May 31, 2014, inventories consisted of the following:

	Aug 31, 2014	May 31, 2014
		As revised
	(in thousands)
Raw materials	$29,696	$24,734
Work in process	12,677	11,992
Finished goods	28,048	24,508
Inventories	$70,421	$61,234

NOTE D – GOODWILL AND INTANGIBLE ASSETS
Intangible assets other than goodwill and indefinite lived intangible assets are amortized over their estimated useful lives, which range between three and fifteen years, on either a straight-line basis or proportunately to the benefit being realized. We periodically review the estimated useful lives of our intangible assets and review such assets for impairment, based on estimated future cash flows, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
Goodwill and intangible assets that have indefinite useful lives are not amortized, but rather, are tested for impairment annually or more frequently if impairment indicators arise. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets have been recorded at either incurred or allocated costs based on respective fair market values at the date of acquisition.
For goodwill, the impairment test requires a comparison of the estimated fair value, based on future cash flows, of the reporting unit to which the goodwill is assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the fair value of the reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its implied fair value through an adjustment to the goodwill balance, resulting in an impairment charge.
Adjustments to goodwill for the three months ended August 31, 2014 are as follows (in thousands of dollars):

As revised
Balance, May 31, 2014	$360,473
—
Balance, August 31, 2014	$360,473
As of August 31, 2014 and May 31, 2014, intangible assets consisted of the following :

	August 31, 2014
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$150,334	$(35,173)	$115,161	8.8
Customer relationships	86,579	(39,308)	47,271	9.1
Trademark-NAMIC	28,600	—	28,600	Indefinite
Licenses	7,890	(5,342)	2,548	8.3
Trademarks	6,345	(2,085)	4,260	6.6
In-process R&D acquired	3,600	—	3,600	Indefinite
Distributor relationships	900	(900)	—	3.0
	$284,248	$(82,808)	$201,440

	May 31, 2014
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$150,298	$(32,930)	$117,368	10.2
Customer relationships	86,645	(37,848)	48,797	11.9
Trademark-NAMIC	28,600	—	28,600	Indefinite
In process R&D acquired	3,600	—	3,600	Indefinite
Licenses	7,639	(5,211)	2,428	8.4
Trademarks	6,345	(1,882)	4,463	8.0
Distributor relationships	900	(900)	—	3.0
	$284,027	$(78,771)	$205,256

NOTE E – ACCRUED LIABILITIES
As of August 31, 2014 and May 31, 2014, accrued liabilities consisted of the following:

	Aug 31, 2014	May 31, 2014
		As revised
	(in thousands)
Payroll and related expenses	$7,595	$8,224
Royalties	2,909	2,620
Accrued severance	1,614	765
Deferred revenue	190	200
Sales and franchise taxes	1,400	1,327
Interest rate swap liability	375	555
Other	3,617	2,961
Total	$17,700	$16,652

NOTE F – LONG TERM DEBT
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
The proceeds of the Revolving Facility may be used for general corporate purposes of AngioDynamics and its subsidiaries. The Facilities have a five year maturity. The Term Loan has a quarterly repayment schedule equal to 5%, 5%, 10%, 15% and 65% of its principal amount in years one through five. Interest on both the Term Loan and Revolving Facility will be based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.5% to 2.25% respectively. After default, the interest rate may be increased by 2.0%. The Revolving Facility will also carry a commitment fee of 0.2% to 0.35% per annum on the unused portion.
Our obligations under the Facilities are unconditionally guaranteed, jointly and severally, by our material direct and indirect domestic subsidiaries (the “Guarantors”). All obligations of AngioDynamics and the Guarantors under the Facilities are secured by first priority security interests in substantially all of the assets of AngioDynamics and the Guarantors.
We have entered into an interest rate swap agreement, (the “Swap Agreement”), with an initial notional amount of $100 million, to limit the effect of rising of interest rates. The Swap Agreement, which qualified for hedge accounting under authoritative guidance, was a contract to exchange floating interest rate payments for fixed interest rate payments on the outstanding balance of the loan over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement provides for a fixed rate of 0.74% above the applicable rate provided for in the Credit Agreement.
On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Former Credit Agreement. As of August 31, 2014, $95 million and $46.4 million were outstanding under the Term Facility and Revolving Facility, respectively. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated EBITDA minus consolidated capital expenditures to consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not greater than 3.75 to 1.00. We were in compliance with both covenants as of August 31, 2014.

NOTE G – INCOME TAXES
The following table presents the components of income tax expense(benefit) for the three months ended August 31, 2014 and 2013 (in thousands of dollars):

	Three Months Ended
	Aug 31, 2014	Aug 31, 2013
		As revised
Income tax expense (benefit) based on income (loss) from continuing operations at estimated tax rates of 42.2% in 2014 and 37.4% in 2013	$598	$(211)
Discrete tax expense (benefit):
Adjustment for elimination of the ASC 718 APIC pool	354	—
Adjustments to prior period tax liabilities	(4)	21
Total income tax expense (benefit)	$948	$(190)

The first quarter estimated effective tax rate prior to discrete items was 42.2% in 2014, as compared to 37.4% for the same period in 2013. The change in the rate is primarily due to the December 31, 2013 expiration of the research and development tax credit. Our ASC 718 APIC pool was depleted in the quarter ended February 28, 2014. Prior to its depletion, the APIC pool was reduced when share-based compensation cost previously recognized by us was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting. Due to its depletion we recorded a discrete tax expense of $354 thousand in the first quarter of fiscal 2015.

We currently believe that we will generate taxable income in the future sufficient to realize the benefit of all of our deferred tax assets which consisted primarily of net operating loss carry forwards recorded in business acquisitions. However, some or all of these deferred tax assets could expire unused if we are unable to generate taxable income in the future sufficient to utilize them. We will need to generate $10.0 million of taxable income each year from 2015 to 2023 and then $6.5 million per year until 2033 in order to utilize all of our net operating loss carry forwards. If it becomes more likely than not that our deferred tax assets will expire unused, a valuation allowance will be recorded, which may significantly increase our income tax expense, and therefore adversely affect our results of operations in the period in which it is recorded.

NOTE H - SHARE-BASED COMPENSATION

We have two stock-based compensation plans that provide for the issuance of up to approximately 5.8 million shares of common stock. The 2004 Stock and Incentive Award Plan (the "2004 Plan") provides for the grant of incentive options to our employees and for the grant of non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to our employees, directors and other service providers. We also have an employee stock purchase plan.

For the quarters ended August 31, 2014 and 2013, share-based payment expense was $1.4 million and $1.2 million, respectively.

In the first quarter of fiscal year 2015 and 2014, the company granted stock options and restricted stock units under the 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of our shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.

In the first quarter of fiscal year 2015, the company granted performance share awards under the 2004 Plan to certain employees. The awards may be earned by achieving relative performance levels over the three year requisite service period. The performance criteria are based on the total shareholder return ("TSR") of the company's common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards are based on the closing trading value of our shares on the date of grant and use a Monte Carlo simulation model.

As of August 31, 2014, there were $15.1 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The company has sufficient shares to satisfy expected share-based payment arrangements.

NOTE I – EARNINGS PER SHARE
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
The following table reconciles basic to diluted weighted-average shares outstanding for the three months ended August 31, 2014 and 2013 (in thousands):

	Three Months Ended
	Aug 31, 2014	Aug 31, 2013
Basic	35,367	34,950
Effect of dilutive securities	518	—
Diluted	35,885	34,950

Excluded from the calculation of diluted earnings per common share are stock options issued to employees and non-employees to purchase 0.9 million shares of common stock for the three months ended August 31, 2014, as their inclusion would be antidilutive. For the three months ended August 31, 2013, options and restricted stock awards issued to employees and non-employees to purchase 2.8 million shares of common stock were also excluded as their inclusion would have been antidilutive.

NOTE J – SEGMENT AND GEOGRAPHIC INFORMATION
We consider our business to be a single operating segment entity engaged in the development, manufacture and sale on a global basis of medical devices for vascular access, surgery, peripheral vascular disease and oncology. Our chief operating decision maker (CEO) evaluates the various global product portfolios on a net sales basis. Executives reporting to the CEO include those responsible for operations and supply chain management, research and development, sales, franchise marketing and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources.
The table below summarizes net sales by product category (in thousands of dollars):

	Three Months Ended
	Aug 31, 2014	Aug 31, 2013
		As revised
Net sales
Peripheral Vascular	$47,266	$45,546
Vascular Access	26,512	25,282
Oncology/Surgery	12,370	11,167
Supply Agreement	1,183	1,649
Total	$87,331	$83,644

The table below presents net sales by geographic area based on external customer location (in thousands of dollars):

	Three Months Ended
	Aug 31, 2014	Aug 31, 2013
		As revised
Net sales
United States	$68,559	$67,167
International	17,589	14,828
Supply Agreement	1,183	1,649
Total	$87,331	$83,644

NOTE K – FAIR VALUE
Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, interest rate swap agreement and contingent earn outs. The carrying amount of cash and cash equivalents, accounts receivable, marketable securities and accounts payable approximates fair value due to the immediate or short-term maturities. The interest rate swap agreement has been recorded at its fair value based on a valuation received from an independent third party. The contingent earn out has been recorded at fair value using the income approach.
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

Level 3 Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently includes the auction rate securities where independent pricing information was not able to be obtained and the contingent earn out. Our investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable since these auction rate securities issued by New York state and local government authorities failed auction. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value for all periods presented. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities. The contingent earn outs were valued utilizing a discounted cash flow method as detailed below.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2014 and May 31, 2014 (in thousands of dollars):

	Fair Value Measurements using inputs considered as:			Fair Value at August 31, 2014
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$445	$—	$—	$445
Total	$445	$—	$—	$445
Marketable securities
U.S. government agency obligations	$—		$1,670	$1,670
Total	—	—	1,670	1,670
Total Financial Assets	$445	$—	$1,670	$2,115
Financial Liabilities
Interest rate swap agreements	$—	$375	$—	$375
Contingent liability for acquisition earn out	—	—	66,032	66,032
Total Financial Liabilities	$—	$375	$66,032	$66,407

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2014
	Level 1	Level 2	Level 3
Financial Assets				As revised
Cash equivalents
Money market funds	$445	$—	$—	$445
Total	$445	$—	$—	$445
Marketable securities
U.S. government agency obligations	—	—	1,809	1,809
Total	—	—	1,809	1,809
Total Financial Assets	$445	$—	$1,809	$2,254
Financial Liabilities
Interest rate swap agreements	$—	$555	$—	$555
Contingent liability for acquisition earn out	—	—	67,331	67,331
Total Financial Liabilities	$—	$555	$67,331	$67,886
There were no transfers in and out of Level 1, 2 and 3 measurements for the three months ended August 31, 2014.

The table below presents the components of Level 3 fair value instruments as of August 31, 2014 (in thousands of dollars):

	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		As revised
Balance, May 31, 2014	$1,809	$67,331
Total gains or losses (realized/unrealized):
Earnings revaluation expense - included in earnings	—	801
Included in other comprehensive income	(139)	—
Contingent consideration payments	—	(2,100)
Balance, August 31, 2014	$1,670	$66,032
Contingent Liabilities for Acquisition Earn Outs
Certain of our business combinations involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones or various other performance conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or product development targets. Contingent consideration is recorded at the estimated fair value of the contingent payments on the acquisition date. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within change in fair value of contingent consideration in the consolidated statements of income. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.
Contingent consideration liabilities fair value is determined using a discounted cash flow model applied to projected net sales, using probabilities of payment and projected payment dates. Projected net sales are based on our internal projections and extensive analysis of the target market and the sales potential. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future.
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of August 31, 2014 (in thousands of dollars):

	Fair value at	Valuation
	Aug 31, 2014	Technique	Unobservable Input	Range
Revenue based payments	$62,596	Discounted cash flow	Discount rate	4%-10%
			Probability of payment	75-100%
			Projected fiscal year of payment	2015 - 2022
Milestone based payments	3,436	Discounted cash flow	Discount rate	16%-20%
			Probability of payment	75-100%
			Projected fiscal year of payment	2015 - 2017
Total	$66,032
At August 31, 2014, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $77.0 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2015 to 2022 in order for the consideration to be paid.
The fair value of contingent milestone payments associated with the acquisitions was remeasured as of August 31, 2014 and $55.1 million was reflected in “Contingent consideration, net of current portion” and $10.9 million was reflected in “Current portion of contingent consideration” on the consolidated balance sheet.

The following table provides a reconciliation of the beginning and ending balances of contingent milestone payments measured at fair value that used significant unobservable inputs (Level 3) (in thousands of dollars):

		As revised
Beginning balance -	May 31, 2014	$67,331
Contingent payments		(2,100)
Earnings revaluation expense		801
Ending balance -	August 31, 2014	$66,032

NOTE L – MARKETABLE SECURITIES
Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. As of August 31, 2014 and May 31, 2014, we had $1.7 million and $1.8 million, respectively, in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.
As of August 31, 2014 and May 31, 2014, marketable securities consisted of the following (in thousands of dollars):

As of August 31, 2014	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sales securities
U.S. government agency obligations	$1,825	$—	$(155)	$1,670
	$1,825	$—	$(155)	$1,670

As of May 31, 2014	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sales securities
U.S. government agency obligations	$1,825	$—	$(16)	$1,809
	$1,825	$—	$(16)	$1,809

NOTE M – COMMITMENTS AND CONTINGENCIES

Legal Proceedings
The Company is involved in various legal proceedings, including commercial, intellectual property, product liability, regulatory and environmental matters of a nature considered normal for its business. The Company accrues for amounts related to these matters if it is probable that a liability has been incurred, and an amount can be reasonably estimated. The Company discloses such matters when there is at least a reasonable possibility that a material loss may have been incurred. However, the Company cannot predict the outcome of any litigation or the potential for future litigation

AngioDynamics v. biolitec
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
In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. The defendants have appealed this judgment.
August 29, 2013, we became co-plaintiffs in an adversary proceeding in the United States Bankruptcy Court for the District of New Jersey entitled Cyganowski, Trustee, et al. v. Biolitec U.S., Inc., et al. In this action, we assert claims of conversion, unjust enrichment, tortious interference, and unfair competition against various biolitec entities for alleged violation of Bankruptcy Court settlement and sale orders under which we acquired certain assets of Biolitec, Inc. On September 3, 2013, we, along with our co-plaintiff, obtained a temporary restraining order against the defendants in this action. The restraining order is still in place and the Bankruptcy Court is considering our request for permanent injunctive relief..
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

BTG International, Inc.

We received a subpoena from the U.S. Department of Justice (the “DOJ”) requesting documents in relation to a purported criminal investigation the DOJ is conducting regarding BTG International, Inc.’s LC Bead® product beginning in 2003.  RITA Medical Systems and AngioDynamics, Inc., after its acquisition of RITA, was the exclusive distributor of LC Beads in the United States from 2006 through December 31, 2011.  We are cooperating fully with this investigation and at this time are unable to predict its scope, duration or outcome.

NOTE N – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB and the International Accounting Standards Board (“IASB”) issued their final standard on revenue from contracts with customers. The standard, issued as an ASU by the FASB and as International Financial Reporting Standards 15 by the IASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for the Company in its first quarter beginning January 1, 2017 and is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2014, the FASB issued an ASU that clarified that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target is met. This ASU is effective for the Company in its first quarter beginning January 1, 2016 and is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE O – RESTRUCTURING
During the three months ended August 31, 2014 we initiated a restructuring of finance, R&D and S&M organizations to improve our profitability. As part of the restructuring, we recorded $1.1 million of severance expense which is included in “Acquisition, restructuring and other items, net” in the statements of income.

NOTE P – IMMATERIAL ERROR CORRECTIONS
During the financial closing process for the first quarter of fiscal year 2015, the Company determined that financial management had incorrectly accounted for certain asset, liability and income statement balances, beginning in 2011. The Company has identified amounts and concluded that they were not material individually or in the aggregate to any of its previously issued annual and interim financial statements. Although management has determined the amounts individually and in the aggregate are not material to prior periods, in accordance with authoritative accounting literature on considering the effects of misstatements in prior years when quantifying misstatements in the current year, the financial statements included herein have been adjusted to correct for the impact of these items.
The Company has corrected the relevant financial information from previous reporting periods contained in these financial statements. The immaterial error corrections identified were primarily related to our failure to recognize the expense associated with prepaid and other assets in accordance with the underlying contractual terms (cumulative impact of approximately $1.2 million) and depreciation expense (cumulative impact of approximately $0.4 million), and other individually immaterial items. The impacts of these revisions are shown in the tables below:

	Three months ended August 31, 2013
	As previously reported	Adjustments	As revised
Net sales	$83,579	$65	$83,644
Cost of sales	41,097	(33)	41,064
Gross profit	42,482	98	42,580
Total operating expenses	41,195	(17)	41,178
Operating income	1,287	115	1,402
Total other income (expenses)	(1,934)	(31)	(1,965)
Income (loss) before taxes	(647)	84	(563)
Income tax benefit (expense)	221	(31)	190
Net income (loss)	(426)	53	(373)
Total comprehensive income (loss), net of tax	(155)	53	(102)

	Three months ended November 30, 2013
	As previously reported	Adjustments	As revised
Net sales	$88,616	$(45)	$88,571
Cost of sales	43,686	—	43,686
Gross profit	44,930	(45)	44,885
Total operating expenses	43,356	88	43,444
Operating income	1,574	(133)	1,441
Total other income (expense)	(1,660)	(131)	(1,791)
Income (loss) before taxes	(86)	(264)	(350)
Income tax benefit (expense)	(13)	102	89
Net income (loss)	(99)	(162)	(261)
Total comprehensive income (loss), net of tax	(358)	(162)	(520)

	Six months ended November 30, 2013
	As previously reported	Adjustments	As revised
Net sales	$172,195	$20	$172,215
Cost of sales	84,783	(33)	84,750
Gross profit	87,412	53	87,465
Total operating expenses	84,551	71	84,622
Operating income	2,861	(18)	2,843
Total other income (expense)	(3,594)	(162)	(3,756)
Income (loss) before taxes	(733)	(180)	(913)
Income tax benefit (expense)	208	71	279
Net income (loss)	(525)	(109)	(634)
Total comprehensive income (loss), net of tax	(513)	(109)	(622)

	Three months ended February 28, 2014
	As previously reported	Adjustments	As revised
Net sales	$88,195	$(45)	$88,150
Cost of sales	43,277	80	43,357
Gross profit	44,918	(125)	44,793
Total operating expenses	38,066	214	38,280
Operating income	6,852	(339)	6,513
Total other income (expense)	(1,985)	15	(1,970)
Income (loss) before taxes	4,867	(324)	4,543
Income tax benefit (expense)	(176)	148	(28)
Net income (loss)	4,691	(176)	4,515
Total comprehensive income (loss), net of tax	4,869	(176)	4,693

	Nine months ended February 28, 2014
	As previously reported	Adjustments	As revised
Net sales	$260,390	$(25)	$260,365
Cost of sales	128,060	47	128,107
Gross profit	132,330	(72)	132,258
Total operating expenses	122,617	285	122,902
Operating income	9,713	(357)	9,356
Total other income (expense)	(5,579)	(147)	(5,726)
Income (loss) before taxes	4,134	(504)	3,630
Income tax benefit (expense)	32	219	251
Net income (loss)	4,166	(285)	3,881
Total comprehensive income (loss), net of tax	4,356	(285)	4,071

	Three months ended May 31, 2014
	As previously reported	Adjustments	As revised
Net sales	$94,065	$(5)	$94,060
Cost of sales	46,534	116	46,650
Gross profit	47,531	(121)	47,410
Total operating expenses	43,796	30	43,826
Operating income	3,735	(151)	3,584
Total other income (expense)	(1,489)	15	(1,474)
Income (loss) before taxes	2,246	(136)	2,110
Income tax benefit (expense)	(3,324)	(1)	(3,325)
Net income (loss)	(1,078)	(137)	(1,215)
Total comprehensive income (loss), net of tax	(1,003)	(137)	(1,140)

	Year ended May 31, 2014
	As previously reported	Adjustments	As revised
Net sales	$354,455	$(30)	$354,425
Cost of sales	174,594	163	174,757
Gross profit	179,861	(193)	179,668
Total operating expenses	166,413	315	166,728
Operating income	13,448	(508)	12,940
Total other income (expense)	(7,068)	(132)	(7,200)
Income (loss) before taxes	6,380	(640)	5,740
Income tax benefit (expense)	(3,292)	218	(3,074)
Net income (loss)	3,088	(422)	2,666
Total comprehensive income (loss), net of tax	3.353	(422)	2.931

	Year ended May 31, 2014
	As previously reported	Adjustments	As revised
Net cash provided by (used in) operating activities	$25,280	$(599)	$24,681
Net cash provided by (used in) investing activities	(17,047)	599	(16,448)
Net cash provided by (used in) financing activities	(14,016)	—	(14,016)

	As of May 31, 2014
	As previously reported	Adjustments	As revised
Accounts receivable, net of allowances	$62,148	$(180)	$61,968
Inventories	61,056	178	61,234
Prepaid expenses and other	5,975	(504)	5,471
Total current assets	152,228	(506)	151,722
Property, plant and equipment, net	67,208	(618)	66,590
Other assets	4,876	(950)	3,926
Goodwill	360,294	179	360,473
Deferred income taxes, long term	9,767	636	10,403
Total assets	800,150	(1,259)	798,891
Accrued liabilities	16,762	(110)	16,652
Current portion of contingent payments	16,341	(3,462)	12,879
Total current liabilities	72,286	(3,572)	68,714
Contingent consideration, net of current portion	51,080	3,372	54,452
Total liabilities	262,256	(200)	262,056
Additional paid-in capital	508,263	91	508,354
Retained earnings	32,651	(1,150)	31,501
Total stockholders' equity	537,894	(1,059)	536,835

	Year ended May 31, 2013
	As previously reported	Adjustments	As revised
Net sales	$342,026	$(110)	$341,916
Cost of sales	173,037	365	173,402
Gross profit	168,989	(475)	168,514
Total operating expenses	161,895	331	162,226
Operating income	7,094	(806)	6,288
Total other income (expense)	(7,737)	(138)	(7,875)
Income (loss) before taxes	(643)	(944)	(1,587)
Income tax benefit (expense)	31	345	376
Net income (loss)	(612)	(599)	(1,211)
Total comprehensive income (loss), net of tax	(872)	(599)	(1,471)

	Year ended May 31, 2013
	As previously reported	Adjustments	As revised
Net cash provided by (used in) operating activities	$26,883	$(231)	$26,652
Net cash provided by (used in) investing activities	(22,238)	—	(22,238)
Net cash provided by (used in) financing activities	(6,286)	—	(6,286)

	As of May 31, 2013
	As previously reported	Adjustments	As revised
Accounts receivable, net of allowances	$47,791	$(110)	$47,681
Inventories	55,062	17	55,079
Prepaid expenses and other	7,554	(269)	7,285
Total current assets	141,516	(362)	141,154
Property, plant and equipment, net	62,650	(259)	62,391
Other assets	5,559	(651)	4,908
Intangible assets, net	214,848	(175)	214,673
Goodwill	355,458	179	355,637
Deferred income taxes, long term	11,007	418	11,425
Total assets	791,584	(850)	790,734
Accounts payable	24,522	(52)	24,470
Accrued liabilities	16,426	(70)	16,356
Total current liabilities	63,437	(122)	63,315
Total liabilities	264,754	(122)	264,632
Retained earnings	29,563	(728)	28,835
Total stockholders' equity	526,830	(728)	526,102

	Year ended May 31, 2012
	As previously reported	Adjustments	As revised
Net sales	$221,787	$130	$221,917
Cost of sales	95,829	779	96,608
Gross profit	125,958	(649)	125,309
Total operating expenses	128,920	297	129,217
Operating income	(2,962)	(946)	(3,908)
Total other income (expense)	(2,320)	806	(1,514)
Income (loss) before taxes	(5,282)	(140)	(5,422)
Income tax expense (benefit)	188	51	239
Net income (loss)	(5,094)	(89)	(5,183)
Total comprehensive income (loss), net of tax	(5,095)	(89)	(5,184)

	Year ended May 31, 2012
	As previously reported	Adjustments	As revised
Net cash provided by (used in) operating activities	$11,497	$105	$11,602
Net cash provided by (used in) investing activities	(176,360)	126	(176,234)
Net cash provided by (used in) financing activities	142,338	—	142,338

	As of May 31, 2012
	As previously reported	Adjustments	As revised
Cash and cash equivalents	$23,508	$231	$23,739
Accounts receivable, net of allowances	48,588	(1,685)	46,903
Prepaid expenses and other	9,826	(23)	9,803
Total current assets	159,238	(1,477)	157,761
Property, plant and equipment, net	55,915	(305)	55,610
Other assets	10,707	(348)	10,359
Intangible assets, net	147,266	97	147,363
Goodwill	308,912	179	309,091
Deferred income taxes, long term	39,198	73	39,271
Total assets	721,769	(1,781)	719,988
Accrued liabilities	18,722	(1,652)	17,070
Total current liabilities	55,422	(1,652)	53,770
Total liabilities	198,249	(1,652)	196,597
Retained earnings	30,175	(129)	30,046
Total stockholders' equity	523,520	(129)	523,391

	Year ended May 31, 2011
	As previously reported	Adjustments	As revised
Net sales	$215,750	$(130)	$215,620
Cost of sales	90,047	—	90,047
Gross profit	125,703	(130)	125,573
Total operating expenses	113,740	(68)	113,672
Operating income	11,963	(62)	11,901
Total other income (expenses)	(1,265)	—	(1,265)
Income (loss) before taxes	10,698	(62)	10,636
Income tax expense (benefit)	(2,581)	22	(2,559)
Net income (loss)	8,117	(40)	8,077
Total comprehensive income (loss), net of tax	8,238	(40)	8,198

	As of May 31, 2011
	As previously reported	Adjustments	As revised
Accounts receivable, net of allowances	$27,141	$(130)	$27,011
Total current assets	194,305	(130)	194,175
Deferred income taxes, long term	5,835	22	5,857
Total assets	437,421	(108)	437,313
Accrued liabilities	13,841	(107)	13,734
Total current liabilities	25,507	(107)	25,400
Total liabilities	31,782	(107)	31,675
Additional paid-in capital	371,393	(13)	371,380
Retained earnings	35,269	11	35,280
Total stockholders' equity	405,639	(1)	405,638

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q.
Forward-Looking Statements
This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from our expectations. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, as well as our ability to integrate purchased businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the SEC, including our Form 10-K for the fiscal year ended May 31, 2014.
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
We sell our products in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. For the three months ended August 31, 2014 and 2013, approximately 20% and 18%, respectively, of our net sales were from markets outside the United States.
Our sales and profitability growth depends, in part, on the introduction of new and innovative products, together with ongoing enhancements to our existing products. Expansions to our product offerings are created through internal product development, technology licensing and strategic alliances. In recent years we have acquired or developed, and launched several new products, including the AngioVac cannula and circuit, the BioFlo family of products, and the Acculis microwave system, which are all expected to be growth drivers of our business. We recognize the importance of, and intend to continue to make investments in, research and development activities and business development opportunities.

Our ability to further increase our profitability will depend in part on improving gross profit and operating margins. A portion of improved gross margin we expect to deliver through the acquisition, development and sale of innovative products, such as those mentioned above. Additionally, in December 2013 we announced a company-wide operational excellence program designed to create greater efficiencies and drive improved business performance. Further, we anticipate being able to manage increases in our operating expenses at a rate slower than our sales growth to provide further operating margin expansion.

Immaterial Error Corrections
During the financial closing process for the first quarter of fiscal year 2015, the Company determined that financial management had incorrectly accounted for certain asset, liability and income statement balances, beginning in 2011. The Company has identified amounts and concluded that they were not material individually or in the aggregate to any of its previously issued annual and interim financial statements. Although management has determined the amounts individually and in the aggregate are not material to prior periods, in accordance with authoritative accounting literature on considering the effects of misstatements in prior years when quantifying misstatements in the current year, the financial statements included herein have been adjusted to correct for the impact of these items.

The Company has corrected the relevant financial information from previous reporting periods contained in these financial statements. The immaterial error corrections identified were primarily related to our failure to recognize the expense associated with prepaid and other assets in accordance with the underlying contractual terms (cumulative impact of approximately $1.2 million) and depreciation expense (cumulative impact of approximately $0.4 million), and other individually immaterial items.
New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note N to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Results of Operations for the Three Months ended August 31, 2014 and August 31, 2013
For the three months ended August 31, 2014, we reported net income of $470 thousand, or $0.01 per diluted share, on net sales of $87.3 million, compared with a net loss of $373 thousand, or $(0.01) per share, on net sales of $83.6 million during the same quarter of the prior year.
The table below presents certain operating data as a percentage of net sales:

	Three Months Ended
	Aug 31, 2014	Aug 31, 2013
		As revised
Net sales	100.0%	100.0%
Gross profit	52.5%	50.9%
Research and development	7.7%	8.0%
Sales and marketing	23.0%	23.9%
General and administrative	8.4%	8.0%
Amortization of intangibles	4.6%	4.9%
Change in fair value of contingent consideration	0.9%	0.9%
Acquisition, restructuring and other items, net	3.1%	2.4%
Medical device excise tax	1.1%	1.2%
Operating income	3.7%	1.7%
Other income (expenses)	(2.1)%	(2.3)%
Income taxes	1.1%	(0.2)%
Net income (loss)	0.5%	(0.4)%
Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns. For the three months ended August 31, 2014, net sales increased $3.7 million to $87.3 million when compared to the same period in the prior year. This increase was primarily attributable to increased product sales of the AngioVac; Nanoknife; microwave, and the Bioflo family of products, partially offset by decreased sales of RFA, and products sold through our supply agreement arrangement.
From a product line perspective, Peripheral Vascular sales increased $1.7 million or 3.8% from the prior year period to $47.3 million. This increase was primarily attributable to the AngioVac product line. Vascular Access sales were $26.5 million, an increase of $1.2 million or 4.9% from the prior year period. This increase is attributable to increased sales of our port products. Oncology/Surgery sales were $12.4 million, an increase of 10.8% from prior year quarter sales of $11.2 million, primarily due to increased sales of our microwave and NanoKnife products partially offset by decreased RFA sales.
From a geographic perspective, U.S. sales increased $1.4 million or 2.1% during the first three months of fiscal 2015 to $68.6 million when compared to the same period in the prior year. This increase was primarily attributable to increased sales of AngioVac, port products, microwave and NanoKnife products, partially offset by RFA decreases. International sales were $17.6 million in the fiscal first quarter of 2015, an increase of 18.6% from $14.8 million in the comparable prior year period. The increase is attributable to increased sales of fluid management, microwave and Nanoknife. Our supply agreement arrangement, which we do not include in either the U.S. or International geographic sales, declined 28.3% to $1.2 million from $1.6 million in the prior year period.
Changes in sales are driven primarily by increases in volume.
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales increased from 50.9% in the prior year period to 52.5% during the three months ended August 31, 2014. The increase is largely attributable to improved operating efficiencies and mix of products sold.
Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. For both the three months ended August 31, 2014 and 2013, R&D expenses were $6.7 million. As a percentage of net sales, R&D expenses were 7.7% and 8.0% for the first quarters of fiscal years 2015 and 2014, respectively.
Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. S&M expenses increased $0.1 million during the three months ended August 31, 2014 to $20.1 million when compared to the same period in the prior year. As a percentage of net sales, S&M expenses decreased to 23.0% in the fiscal first quarter of 2015, from 23.9% for the prior year period.
General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance and accounting, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses increased $0.6 million, or 9.5%, to $7.3 million when compared to the same period in the prior year. G&A expenses increased to 8.4% of net sales from 8.0% in the prior year period. The increase is primarily a result of costs associated with the implementation of our ERP system.
Amortization of intangibles - Amortization of intangibles decreased $0.1 million to $4.0 million during the period.
Change in fair value of contingent consideration - The first quarter of fiscal 2015 included accretion of $0.8 million in the change in fair value of the contingent consideration associated with the Vortex, Microsulis and Clinical Devices acquisitions compared with $0.7 million in the prior year period.
Acquisition, restructuring and other items, net - The first quarter of fiscal 2015 included Acquisition, restructuring and other items, net expenses of $2.7 million compared to $2.0 million in the prior year period, which primarily consisted of $1.1 million of severance expense related to the reorganization of our R&D and S&M workforce, $0.8 million of costs related to our operational excellence program and $0.8 million of litigation expense and other items.
Medical device excise tax - The first quarter of fiscal 2015 and 2014 included $1.0 million of expense attributed to Medical Device Excise Tax enacted into law effective January 1, 2013.
Operating income - During the three months ended August 31, 2014, operating income increased $1.8 million to $3.2 million. As a percentage of sales, operating income was 3.7% and 1.7% for the three months ended August 31, 2014 and 2013, respectively.
Other expenses - Other expenses for the three months ended August 31, 2014 and 2013 were $1.8 million and $2.0 million, respectively.

Income taxes - Our effective tax rate including discrete items was 67% for the first fiscal quarter of 2015 compared with 34% effective tax rate for the prior year period. The current quarter reflects no benefit from the expired R&D tax credit. In addition, our ASC 718 APIC pool was fully depleted in the quarter ended February 28, 2014. Prior to its depletion, the APIC pool was reduced when share-based compensation cost previously recognized was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting. Due to its depletion, we recorded a discrete tax expense of $354 thousand in the three months ended August 31, 2014.
The prior year period reflects a seven month benefit from the R&D tax credit that had previously expired on December 31, 2013 and a benefit from lower tax rates applicable to our foreign operations, partially offset by non-deductible interest expense on contingent payments.
Net income (loss) - For the three months ended August 31, 2014, we reported net income of $0.5 million, compared to a net loss of $0.4 million for the same period in the prior year.
Liquidity and Capital Resources
Our cash and cash equivalents totaled $13.8 million as of August 31, 2014, compared with $16.1 million as of May 31, 2014. Marketable securities totaled $1.7 million and $1.8 million as of August 31, 2014 and May 31, 2014, respectively, and consist of auction rate securities. As of August 31, 2014, total debt was $141 million primarily comprised of short and long-term bank debt. The fair value of contingent milestone payments as of August 31, 2014 was $66 million.
The table below summarizes our cash flows for the three months ended August 31, 2014 and 2013 (in thousands of dollars):

	Three Months Ended
	Aug 31, 2014	Aug 31, 2013
		As revised
Cash provided by (used in):
Operating activities	$5,352	$7,300
Investing activities	(5,258)	(6,769)
Financing activities	(2,391)	(272)
Effect of exchange rate changes on cash and cash equivalents	—	4
Net change in cash and cash equivalents	$(2,297)	$263
Net cash provided by operating activities during the three months ended August 31, 2014 and 2013 was $5.3 million and $7.3 million, respectively. Cash provided by operating activities during the three months ended August 31, 2014, was primarily the result of an increase of $1.5 million in tax deferrals, increases in non cash expenses such as depreciation and amortization and share based compensation in the three month period ended August 31, 2014 compared to the prior year period. During the quarter ended August 31, 2014 we experienced cash outflows due to increased inventories and prepaid expenses coupled with a reduction in accounts payable and accrued liabilities partially offset by a decrease in accounts receivable.
Net cash used in investing activities during the three months ended August 31, 2014 and 2013 was $5.3 million and $6.8 million, respectively. The net cash used in investing activities for the current year period consisted primarily of fixed asset additions. The prior year period use of cash consisted primarily of the Clinical Devices acquisition and fixed asset additions.
Net cash used in financing activities during the three months ended August 31, 2014 and 2013 was $2.4 million and $0.3 million, respectively. The current year period consisted primarily of a scheduled debt payment and payment of contingent consideration related to the acquisition of Microsulis, partially offset by proceeds from the exercise of stock options and purchases related to our employee stock purchase plan.
Our contractual obligations and their effect on liquidity and cash flows have not changed substantially from that disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2014.

We believe that our current cash and investment balances, together with cash generated from operations and our remaining revolving credit facility capacity of $53.6 million as of August 31, 2014, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.

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
Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities primarily of less than two years. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and marketable securities and therefore affect our cash flows and results of operations. We hold investments in auction rate securities (“ARS”) in order to generate higher than typical money market investments. ARS typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids. Such instances are usually the result of a drastic deterioration of issuer credit quality. Should there be a failed auction, we may be unable to liquidate our position in the securities in the near term. We have $1.7 million in investments in two auction rate securities issued by New York state and local government authorities that have failed auctions. The authorities are current in their interest payments on the securities.
We are party to legal actions that arise in the ordinary course of business. (See Note M of Notes to Consolidated Financial Statements for more information related to legal actions.)

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based solely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of our Company’s Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of our disclosure controls and procedures as of August 31, 2014. At the time our Annual Report on Form 10-K for the year ended May 31, 2014 was filed on August 14, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2014. Subsequent to that evaluation, in assessing the control deficiencies that contributed to the immaterial error corrections described in Note A and Note P which were identified during our financial close process for the period ended August 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2014 and August 31, 2014 because of the material weaknesses in our internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
We did not maintain effective controls over the preparation, review and approval of certain account reconciliations. Specifically, the Company did not maintain effective controls over the completeness and analysis of supporting schedules and underlying data supporting account reconciliations prepared for certain prepaid expenses and other assets and fixed assets and accumulated depreciation.
We lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements, specifically, with respect to resources capable of monitoring and accurately recording certain routine transactions specifically in prepaid expenses and other assets and fixed assets and accumulated depreciation, to effectively perform testing related to our ERP implementation specifically associated with the configuration of certain intercompany transactions and the conversion of data related to depreciation, or to properly perform account reconciliations as noted above.
These material weaknesses resulted in the revision to our previously reported interim and annual financial statements for the fiscal year ended May 31, 2014 and for the fiscal years ended May 31, 2013, 2012, and 2011, as described in Note P of this Quarterly Report. Accordingly, the Company will be amending its Annual Report on Form 10-K for the year ended May 31, 2014 to reflect the conclusion by the Company's management that internal control over financial reporting and disclosure controls and procedures were not effective as of May 31, 2014.
These material weaknesses could result in misstatements that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.
In response to these material weaknesses, our management performed additional analysis and procedures, including enhanced business performance reviews and analysis, in order to conclude that despite the material weaknesses reported above, the consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Remediation Plan
During the quarter ended August 31, 2014, we developed a plan to enhance our internal controls over financial reporting, which we believe also will address the material weaknesses discussed above, including the specific remediation initiatives described below:

•	Enhancing our internal finance and accounting organizational structure, which includes changes to personnel in place as of May 31, 2014 and hiring additional resources.

•	Strengthening our internal policies and processes, including training for personnel, for ensuring account reconciliations are completed and reviewed properly.

•	Continued investments in our ERP to improve the transactional accounting and processes supporting the recording of certain routine transactions.

As part of this plan, the following steps were taken during our first quarter of our fiscal year ended May 31, 2015:

•
Hired additional full-time and temporary accounting resources with appropriate levels of experience, including a new Global Controller to drive improvement of and oversee day-to-day accounting activities.

•
Commenced a detailed review of our ERP to identify opportunities to improve the accuracy of routine transaction processing, specifically with respect to accounting transactions related to purchasing and payables.

Changes in Internal Control over Financial Reporting
Other than items described above related to steps taken under our remediation plan during the quarter, there was no change in our internal control over financial reporting in the fiscal quarter ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. The defendants have appealed this judgment.
August 29, 2013, we became co-plaintiffs in an adversary proceeding in the United States Bankruptcy Court for the District of New Jersey entitled Cyganowski, Trustee, et al. v. Biolitec U.S., Inc., et al. In this action, we assert claims of conversion, unjust enrichment, tortious interference, and unfair competition against various biolitec entities for alleged violation of Bankruptcy Court settlement and sale orders under which we acquired certain assets of Biolitec, Inc. On September 3, 2013, we, along with our co-plaintiff, obtained a temporary restraining order against the defendants in this action. The restraining order is still in place and the Bankruptcy Court is considering our request for permanent injunction relief.
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

BTG International, Inc.

We received a subpoena from the U.S. Department of Justice (the “DOJ”) requesting documents in relation to a purported criminal investigation the DOJ is conducting regarding BTG International, Inc.’s LC Bead® product beginning in 2003.  RITA Medical Systems and AngioDynamics, Inc., after its acquisition of RITA, was the exclusive distributor of LC Beads in the United States from 2006 through December 31, 2011.  We are cooperating fully with this investigation and at this time are unable to predict its scope, duration or outcome.

Item 1A.	Risk Factors.
In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2014 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk. There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K, except for the following related to our internal controls:

We have determined that material weaknesses exist in our internal control over financial reporting which could, if not remediated, have a material adverse impact on our ability to produce timely and accurate financial statements.
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As discussed in Part I - Item 4, we identified material weaknesses in our internal control over financial reporting as of May 31, 2014. Solely as a result of these material weaknesses, management concluded that our internal control over financial reporting was not effective as of May 31, 2014.
A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Although we continue to devote significant time and attention to remedy the identified material weaknesses in internal control over financial reporting, we expect to complete our remediation plan and testing of the remediated controls during the fiscal year ended May 31, 2015. There is the potential that our remedial efforts may not be successful. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate or we encounter difficulties in the implementation or maintenance of our internal control over financial reporting or disclosure controls and procedures, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and/or remain in compliance with certain covenants included in our outstanding debt agreements. In addition, any failure to implement or any difficulties we encounter with our remediation plan could result in additional material weaknesses or deficiencies in our internal control or future material misstatements in our annual or interim consolidated financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended August 31, 2014:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
June 1 - June 30, 2014	—	—	—	—
July 1 - July 31, 2014	—	—	—	—
August 1 - August 31, 2014	11,070	$14.73	—	—
Total	11,070	$14.73	—	—

(1)	The company repurchased 11,070 shares during the three months ended August 31, 2014 from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

Item 3.	Defaults on Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
EXHIBIT INDEX

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	October 15, 2014	/ S / JOSEPH M. DEVIVO
Joseph M. DeVivo, President, Chief Executive Officer (Principal Executive Officer)

Date:	October 15, 2014	/ S / MARK T. FROST
Mark T. Frost, Executive Vice President, Chief Financial Officer (Principal Financial and Chief Accounting Officer)