Form 10-K/A
period 2014-05-31
ANGIODYNAMICS INC
filed 2015-01-08
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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
As of December 31, 2014, there were 35,821,165 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this annual report on Form 10-K is incorporated by reference to the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders filed September 17, 2014.

EXPLANATORY NOTE
For convenience purposes in this filing on Form 10-K/A, AngioDynamics, Inc. together with its subsidiaries, is referred to as "AngioDynamics," the "Company," "we," "our" or "us".
We are filing this Amendment No. 1 (this “Amendment” or “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 following the completion of our interim financial statements for the three months ended August 31, 2014, as discussed below. Our Annual Report on Form 10-K for the year ended May 31, 2014 (the “Form 10-K” or the “Original Form 10-K”) was originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2014. At the time of filing our Form 10-K, we determined that our disclosure controls and procedures (“DC&P”) and our internal controls over financial reporting (“ICFR”) were each effective as of May 31, 2014.
Management has concluded that there are material weaknesses in ICFR, as management did not maintain effective controls over the preparation, review and approval of certain account reconciliations and did not have a sufficient complement of personnel with financial reporting expertise, as further described below. Accordingly, management has determined that the Company's ICFR and DC&P were not effective as of May 31, 2014.
In addition to the revision in Part II, Item 9A described above, this Amendment revises previously issued financial statements for our failure to recognize the expense associated with prepaid and other assets in accordance with the underlying contractual terms (cumulative impact of approximately $1.2 million) and depreciation expense (cumulative impact of approximately $0.4 million), and other individually immaterial items. Also, approximately $5.4 million of contingent consideration liabilities that had been classified as current are classified as long term in the balance sheet. Management has revised the previously reported disclosure to appropriately classify the components of intangible assets.
The Company corrected its presentation of the acquisition future obligations in its Contractual Obligations table in Part II, Item 7 to align with the amounts presented in the Company's consolidated financial statements.
See “Items Amended by this Filing” below for a description of the items of the Form 10-K that are being amended pursuant to this Amendment.
Controls and Procedures: As part of the preparation of our 10-Q filed with the SEC on October 15, 2014, we identified material weaknesses in our ICFR. The material weaknesses, further discussed in Item 9A, Controls and Procedures, on page 52, are:

We did not maintain effective controls over the preparation, review and approval of certain account reconciliations. Specifically, the Company did not maintain effective controls over the completeness and analysis of supporting schedules and underlying data supporting account reconciliations prepared for certain prepaid expenses and other assets and fixed assets and accumulated depreciation.

We lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements, specifically, with respect to resources capable of: monitoring and accurately recording certain routine transactions specifically in prepaid expenses and other assets, fixed assets and accumulated depreciation; evaluating the presentation and disclosure of contingent consideration liabilities and intangible assets; effectively performing testing related to our enterprise resource planning ("ERP") implementation specifically associated with the configuration of certain intercompany transactions and the conversion of data related to depreciation; and properly performing account reconciliations as noted above.

Items Amended by this Filing
The following items of the Original Form 10-K are being amended:

Part I - Item 1. Business

Part I - Item 1A. Risk Factors

Part II - Item 6. Selected Financial Data

Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II - Item 8. Financial Statements and Supplementary Data

Part II - Item 9A. Controls and Procedures

Part IV - Item 15. Exhibits and Financial Statement Schedules

Other than this Amendment we do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the revisions. Future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the revisions for financial information included in this Amendment, as applicable.
This Amendment includes the updates for the matters discussed above, matters described in Note S to the consolidated financial statements and other inconsequential typographical errors. Accordingly, this Amendment should be read in conjunction with our other filings with the SEC subsequent to the filing of the Form 10-K.

AngioDynamics, Inc. and Subsidiaries

Part I

Item 1.	Business.
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

The AngioVac devices are for use with other manufacturer’s off-the-shelf pump, filter, and reinfusion cannula, to facilitate venous drainage as part of an extracorporeal bypass procedure for up to six hours.

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

Our port products and accessories include:

•
Vortex®: Our Vortex port technology line of ports is a clear-flow port technology that, we believe, revolutionized port design. With its rounded chamber, the Vortex port is designed to have no sludge-harboring corners or dead spaces. This product line consists of the following titanium, plastic and dual-lumen offerings within its family of products: (i) Vortex VX; (ii) Vortex TR; (iii) Vortex LP; and (iv) Vortex MP.

•
SmartPort®: The Smart Port power-injectable port with Vortex technology offers the ability for a clinician to access a vein for both the delivery of medications or fluids and for administering power-injected contrast to perform a Computed Tomography (CT) scan. The ability to access a port for power-injected contrast studies eliminates the need for additional needle sticks in the patient’s arm and wrist veins. Once implanted, repeated access to the bloodstream can be accomplished with greater ease and less discomfort. Our Smart Port is now available in mini and low-profiles to accommodate more patient anatomies.

•
Vaxcel® Implantable Ports. Vaxcel®: Implantable Ports are available in a choice of port design: titanium or polysulfone port body material; silicone or polyurethane thin wall catheter construction. An option of Mini and Standard Port body designs provides the flexibility to match size to varying clinical requirements.

•	Xcela® Power Injectible Ports. Our Xcela®: Power Injectable Ports offer choices in port size, design and material to best suit a wide variety of patient needs.

•	Plastic—Light weight for patient comfort and provides radiolucence for improved imaging.

•	Hybrid of Plastic and Titanium—Combines the light weight and radiolucence of plastic with the durability of titanium.

•	Standard Titanium—Offers a small footprint without compromising septum size for ease of access.

•	Low Profile Titanium—Offers the smallest footprint, providing increased patient comfort and options for placement.

•	Dual Lumen Plastic—Designed to deliver supportive therapies.

•
Vaxcel® Implantable Ports with PASV® Valve Technology: The Vaxcel® Port with PASV® Valve has shown demonstrated results in clinical and economic outcomes. Ports with PASV® Valve Technology have shown significant reductions in inadequate blood draws and occlusion in clinical studies. The PASV® Valve is a proximally located valve in the port body, designed to automatically close after infusion, disconnection or aspiration, and remain closed during normal pressure. An advantage of the PASV® Valve Technology is a proximally located, direction-specific valve that is designed to resist backflow and maintain patency between uses.

•
LifeGuard®: The LifeGuard Safety Infusion Set and The LifeGuard Vision are used to infuse our ports and complement our port and vascular access catheters. The needles’ low profile design is intended to allow clinicians to easily dress the site.

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
Matthew Kapusta joined AngioDynamics in November 2011 as Senior Vice President of Business Development. Most recently, Mr. Kapusta served as Vice President of Strategic Planning and Financial Analysis for Smith & Nephew Orthopedics. Mr. Kapusta also spearheaded strategic and financial planning for Smith & Nephew’s global Hips, Knees and Trauma franchises. Prior to Smith & Nephew, Mr. Kapusta was a Managing Director of Healthcare Investment Banking at Collins Stewart in New York City. He also previously served as Vice President of Healthcare Mergers and Acquisitions at Wells Fargo Securities, and had similar roles at Robertson Stephens and PaineWebber. Mr. Kapusta earned a BBA in Finance, Accounting, from the University of Michigan and has an MBA in Finance, Business Management, from New York University. Mr. Kapusta resigned as of December 31, 2014.
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

Item 1A.	Risk Factors.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As discussed in Part II - Item 9A, we identified material weaknesses in our internal control over financial reporting as of May 31, 2014. As a result of these material weaknesses, management concluded that our internal control over financial reporting was not effective as of May 31, 2014.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Although we continue to devote significant time and attention to remedy the identified material weaknesses in internal control over financial reporting, we expect to complete our remediation plan and testing of the remediated controls during the fiscal year ended May 31, 2015. There is the potential that our remedial efforts may not be successful. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate or we encounter difficulties in the implementation or maintenance of our internal control over financial reporting or disclosure controls and procedures, there will be an increased risk that we will be unable to timely file future periodic reports with the SEC. In addition, any failure to implement or any difficulties we encounter with our remediation plan could result in additional material weaknesses or deficiencies in our internal control or future material misstatements in our annual or interim consolidated financial statements.

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

On November 5, 2014, we received a Warning Letter from the FDA relating to observations noted during FDA’s inspection of our Navilyst Medical facilities located in Marlborough, Massachusetts and Glens Falls, New York in 2014.  The matters raised in the Warning Letter and observations focused on design control processes related to packaging validations and accelerated and real time aging testing in connection with our fluid management and PICC families of products, inconsistency of a manufacturing product test process used among similar valved PICC products, a particular verification test of valved PICC products and non-conforming product control procedures.  We take these matters seriously and are committed to complying with all applicable laws, regulations and rules in connection with the manufacturing, sale and marketing of our products.  We made a comprehensive response to the issues raised in the letter and are committed to working with FDA to resolve all outstanding issues.

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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.

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

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. The defendants have appealed this judgment, and the appeal has not yet been decided.

On August 29, 2013, we become co-plaintiffs in an adversary proceeding in the Unites States Bankruptcy Court for the District of New Jersey entitled Cyganowski, Trustee, et al. v. Biolitec U.S., Inc., et al. In this action, we assert claims of conversion, unjust enrichment, tortious interference, and unfair competition against various biolitec entities for alleged violation of Bankruptcy Court settlement and sale orders under which we acquired certain assets of Biolitec, Inc. On September 3, 2013, we, along with our co-plaintiff, obtained a temporary restraining order against the defendants in this action. The restraining order is still in place, and the Bankruptcy court is currently considering our request for permanent injunctive relief.

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

Item 4.	Mine Safety Disclosures.

Not applicable.
Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
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
As of July 31, 2014, there were 273 holders of record of our common stock.
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

*	$100 invested on 5/31/09 in stock or index, including reinvestment of dividends.

Item 6.	Selected Financial Data.
You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. As discussed in the Explanatory Note to this Form 10-K/A, we are revising our audited consolidated financial statements for the fiscal years ended May 31, 2014, 2013, 2012 and 2011, and the information below with respect to such fiscal years reflects these revisions. See Note R to our audited consolidated financial statements for information regarding these revisions.
The consolidated statements of operations data for the fiscal years ended May 31, 2014, May 31, 2013, and May 31, 2012, and the consolidated balance sheet data as of May 31, 2014 and May 31, 2013, are derived from the consolidated financial statements that are included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the fiscal years ended May 31, 2011 and May 31, 2010, and the consolidated balance sheet data as of May 31, 2012, May 31, 2011 and May 31, 2010, are derived from our audited consolidated financial statements not included in this annual report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note A of “Notes to Consolidated Financial Statements” for a description of the method that we used to compute our historical basic and diluted net income per share attributable to common stockholders.

	Year ended
	(Amounts in thousands, except per share information)
	May 31, 2014 (b)	May 31, 2013 (b)	May 31, 2012 (d) (e)	May 31, 2011 (c)	May 31, 2010
Consolidated Statements of Operations Data:
Net sales	$354,425	$341,916	$221,917	$215,620	$216,035
Cost of sales	174,757	173,402	96,608	90,047	89,066
Gross profit	179,668	168,514	125,309	125,573	126,969
Operating expenses
Research and development	27,486	26,319	20,511	21,373	19,275
Sales and marketing	83,200	76,121	64,505	58,123	60,923
General and administrative	26,639	26,186	19,033	17,760	16,437
Amortization of intangibles	16,622	16,617	9,309	9,234	9,463
Change in fair value of contingent consideration	(1,808)	1,583	—	—	—
Acquisition, restructuring and other items, net	10,760	13,800	15,859	7,182	—
Medical device excise tax	3,829	1,600	—	—	—
Total operating expenses	166,728	162,226	129,217	113,672	106,098
Operating income (loss)	12,940	6,288	(3,908)	11,901	20,871
Other (expenses) income
Interest income	—	103	1,090	737	713
Interest expense	(3,656)	(5,271)	(508)	(499)	(672)
Other (expenses) income	(3,544)	(2,707)	(2,096)	(1,503)	(1,293)
Total other (expenses) income, net	(7,200)	(7,875)	(1,514)	(1,265)	(1,252)
Income (loss) before income tax provision	5,740	(1,587)	(5,422)	10,636	19,619
Income tax (benefit) provision	3,074	(376)	(239)	2,559	7,307
Net income (loss)	$2,666	$(1,211)	$(5,183)	$8,077	$12,312
Earnings (loss) per share
Basic	$0.08	$(0.03)	$(0.20)	$0.32	$0.50
Diluted	$0.08	$(0.03)	$(0.20)	$0.32	$0.50
Weighted average number of shares used in per share calculation:
Basic	35,135,689	34,817,279	25,382,293	24,870,005	24,580,483
Diluted	35,439,850	34,817,279	25,382,293	25,132,763	24,786,841

	As of
	May 31, 2014	May 31, 2013	May 31, 2012	May 31, 2011	May 31, 2010
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (a)	$17,914	23,955	40,309	131,542	100,074
Working capital (f)	84,969	77,839	103,991	168,775	145,334
Total assets	798,891	790,734	719,988	437,312	423,925
Long-term debt, net of current portion	137,660	135,000	142,500	6,275	6,550
Retained earnings	31,501	28,835	30,046	35,280	27,152
Total stockholders’ equity	536,835	526,102	523,391	405,637	391,349

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

(f)
Revised to correct for an understatement of working capital by $5.4 million related to contingent consideration balances in the May 31, 2014 balance sheet (See Note R to the consolidated financial statements).

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following information should be read together with the audited consolidated financial statements and the notes thereto and other information included elsewhere in this annual report on Form 10-K. As discussed in the Explanatory Note to this Form 10-K/A, we are revising our audited consolidated financial statements for the fiscal years ended May 31, 2014, 2013, 2012 and 2011, and the information below with respect to such fiscal years reflects these revisions. See Note R to our audited consolidated financial statements for information regarding these revisions.

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

Overview

The following table sets forth our aggregate net sales from the following product categories for our last three fiscal years ending May 31:

	2014		2013		2012
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Peripheral Vascular	$192,626	54%	$179,573	53%	$95,330	43%
Vascular Access	106,394	30%	106,690	31%	63,857	29%
Oncology/Surgery	49,360	14%	47,155	14%	62,730	28%
Supply Agreement	6,045	2%	8,498	2%	—	—%
Total	$354,425	100%	$341,916	100%	$221,917	100%

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

On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Prior Credit Agreement. As of May 31, 2014, $96.3 million and $46.4 million were outstanding under the Term Facility and Revolving Facility, respectively. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of (i) consolidated EBITDA minus consolidated capital expenditures to (ii) consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not greater than 3.75 to 1.00. We were in compliance with both covenants as of May 31, 2014.

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

On February 1, 2013, we completed the acquisition of certain assets of Microsulis, which we have accounted for as a business combination, for cash payments at closing totaling $10.6 million, subject to a working capital adjustment, a $5.0 million payment due on December 31, 2013 and potential additional cash consideration payable upon performance over the next nine years. We also assumed $1.6 million of liabilities.

The total estimated purchase consideration of $33.6 million included the initial investment of $5.0 million, closing payments totaling $10.6 million, a $5.0 million payment due on December 31, 2013 and the estimated fair value of contingent consideration (Earn out) of $13.2 million. The estimated fair value of contingent consideration is based on projected net sales over the nine year period following the closing of the acquisition. The amount of the Earn out consideration that could be paid on net sales is not limited. (See Note A of Notes to Consolidated Financial Statements for information related to the contingent earn out liability.)

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

The fiscal years ended May 31, 2013 and 2012, included $7.3 million and $11.2 million, respectively, in transaction and severance costs related to the Navilyst acquisition. These costs are included in “Acquisition, restructuring and other items, net” in the consolidated statement of operations. Investment funds affiliated with Avista Capital Partners, former owners of Navilyst, received approximately 9.4 million shares of our common stock and, as of May 31, 2014, held approximately 27% of our outstanding shares. Investment funds affiliated with Avista Capital Partners entered into a stockholders agreement with us as part of the transaction and also appointed two additional directors to our existing Board of Directors.

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

FDA Warning Letter - On November 5, 2014, we received a Warning Letter from the FDA relating to observations noted during FDA’s inspection of our Navilyst Medical facilities located in Marlborough, Massachusetts and Glens Falls, New York in 2014.  The matters raised in the Warning Letter and observations focused on design control processes related to packaging validations and accelerated and real time aging testing in connection with our fluid management and PICC families of products, inconsistency of a manufacturing product test process used among similar valved PICC products, a particular verification test of valved PICC products and non-conforming product control procedures.  We take these matters seriously and are committed to complying with all applicable laws, regulations and rules in connection with the manufacturing, sale and marketing of our products.  We made a comprehensive response to the issues raised in the letter and are committed to working with FDA to resolve all outstanding issues. We do not expect this matter will have a material adverse effect on our financial position or results of operations.

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

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of operations. If actual results differ from our estimates due to changes in assumptions, the provision for income taxes could be materially affected. As of May 31, 2014, our valuation allowance and net deferred tax asset were approximately $1.5 million and $13.9 million, respectively. We have a total of $166.0 million of Federal net operating loss carryforwards and $33.8million of state net operating loss carryforwards (“NOL”). $161.5 million of our Federal net operating loss was generated by acquired companies and are subject to Internal Revenue Code (“IRC”) Section 382 limitations which are expected to significantly limit our ability to utilize these net operating losses on an annual basis. As a result of our IRC Section 382 analyses, it is estimated that approximately $26.1 million of remaining Federal net operating losses and $13.0 million of state net operating losses will expire prior to utilization. The gross deferred income tax asset (“DTA”) related to the NOL reflects these limitations.

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

Our Federal net operating loss carryforwards as of May 31, 2014, after considering IRC Section 382 limitations, are $139.9 million. The expiration of the Federal net operating loss carryforwards are as follows: $30.7 million between 2017 and 2026 and $109.1 million between 2027 and 2033.

Our state net operating loss carryforwards as of May 31, 2014 after considering remaining IRC Section 382 limitations are $20.9 million which expire in various years from 2027 to 2033.

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

For fiscal 2014, stock based compensation was $5.5 million pre-tax ($3.6 million after tax). For fiscal 2013, stock based compensation was $4.6 million pre-tax ($3.1 million after tax). For fiscal 2012, stock based compensation was $4.1 million pre-tax ($2.6 million after tax).

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

Results of Operations

Our operating results for fiscal 2014, 2013 and 2012 are expressed as a percentage of total net sales in the following table.

	Years ended
	May 31, 2014	May 31, 2013	May 31, 2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	49.3%	50.7%	43.5%
Gross profit	50.7%	49.3%	56.5%
Operating expenses
Research and development	7.8%	7.7%	9.2%
Sales and marketing	23.5%	22.3%	29.1%
General and administrative	7.5%	7.7%	8.6%
Amortization of intangibles	4.7%	4.9%	4.2%
Change is fair value of contingent consideration	(0.5)%	0.5%	—%
Acquisition, restructuring and other items, net	3.0%	4.0%	7.1%
Medical device excise tax	1.1%	0.5%	—%
Total operating expenses	47.0%	47.4%	58.2%
Operating income (loss)	3.7%	1.8%	(1.8)%
Other (expenses) income
Interest income	—%	—%	0.5%
Interest expense	(1.0)%	(1.5)%	(0.2)%
Other expense	(1.0)%	(0.8)%	(0.9)%
Total other (expenses) income, net	(2.0)%	(2.3)%	(0.7)%
(Loss) income before income tax provision	1.6%	(0.5)%	(2.4)%
Income tax (benefit) provision	0.9%	(0.1)%	(0.1)%
Net (loss) income	0.8%	(0.4)%	(2.3)%

For the fiscal year ended May 31, 2014, we reported net income of $2.7 million, or $0.08 per basic and diluted common share, on net sales of $354.4 million compared to a fiscal 2013 net loss of $1.2 million, or ($0.03) loss per basic and diluted common share, on net sales of $341.9 million. Fiscal 2012 results reported a net loss of $5.2 million, or ($0.20) loss per diluted common share, on net sales of $221.9 million. Fiscal 2014 results included $6.1 million in acquisition costs, $2.2 million in litigation costs and $1.4 million in costs related to our NY plant consolidation program. Fiscal 2013 results included $7.6 million in acquisition costs, $2.5 million in costs associated with the closure of the Cambridge, UK facility, $1.6 million in impairment costs associated with a discontinuance of a product offering and $1.4 million in litigation costs.

Gross profit was 50.7% in fiscal 2014, 49.3% in fiscal 2013 and 56.5% in fiscal 2012. In fiscal 2014, gross margin was reduced by $0.2 million due to acquisition related inventory basis step-up. In fiscal 2013, gross margin was reduced by $3.8 million of acquisition related inventory basis step-up and approximately $0.9 million relating to our Quality Call to Action program.

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

Fiscal years ended May 31, 2014 and May 31, 2013

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and estimated sales returns and allowances. Net sales for fiscal 2014 of $354.4 million, increased 4% over fiscal 2013 sales of $341.9 million. This increase was primarily attributable to increased sales of EVLT procedure kits, sales of the recently introduced AngioVac product and increased microwave product sales. These overall increases were partially offset by decreased sales of fluid management and RFA products as well as a decrease in products sold through our supply agreement.

From a product line perspective, Peripheral Vascular sales increased 7% to $192.6 million from the prior year. This increase was primarily attributable to sales of EVLT procedure kits and sales of the recently introduced AngioVac product. Vascular Access sales were consistent at $106.4 million in fiscal 2014 as compared to $106.7 million in the prior year. Oncology/Surgery sales were $49.4 million, an increase of 5% from the prior year and is primarily due to increased sales of our microwave and NanoKnife products, partially offset by a decline in the radiofrequency ablation products.

From a geographic perspective, U.S. sales increased 5% to $280.2 million in fiscal 2014 compared to $266.2 million in fiscal 2013, again attributable to EVLT and AngioVac performance. International sales increased 2% to $68.2 million in fiscal 2014 primarily due to increased sales of PICCs, microwave and NanoKnife products, partially offset by radiofrequency ablation declines.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales was 50.7% in fiscal 2014 compared with 49.3% in fiscal 2013. The increase in gross profit percentage in fiscal 2014 was primarily attributable to $3.8 million in step-up basis amortization related to Navilyst inventory acquired in the prior year, as well as growth in higher margin products such as AngioVac.

Research and development expenses. Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. R&D expenses increased by $1.2 million, or 4.4%, to $27.5 million in fiscal 2014 compared to the prior year. The increase is primarily due to increased R&D spending on clinical trials and other new product development. As a percentage of net sales, R&D expenses were 7.8% for fiscal 2014, compared to 7.7% for fiscal 2013.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and samples. S&M expenses increased $7.1 million or 9.3% to $83.2 million in fiscal 2014 compared to $76.1 million in fiscal 2013. This increase is primarily due to investments made during fiscal 2013 in the US and International sales forces to drive improved sales performance. In addition, the geographic mix of sales created higher commission expense as compared to the prior year period. As a percentage of net sales, S&M expenses were 23.5% for fiscal 2014 compared to 22.3% for fiscal 2013.

General and administrative expenses. General and administrative (“G&A”) expenses includes the cost of executive management, finance, accounting, legal, human resources and information technology and the administrative and professional costs associated with those activities. G&A expenses increased by approximately $0.5 million when compared to fiscal 2013. G&A expenses decreased to 7.5% of net sales in fiscal 2014 when compared to 7.7% of net sales in fiscal 2013.

Amortization of intangibles. Amortization of intangibles was $16.6 million in both fiscal years 2014 and 2013. As a percentage of net sales, amortization decreased to 4.7% from 4.9%.

Change in fair value of contingent consideration. The fiscal 2014 results include a net benefit of $1.8 million as a result of a $5 million gain upon revaluation of the Vortex contingent consideration based on a revised sales forecast. This gain was partially offset by changes in fair value of the contingent consideration associated with Microsulis and Clinical Devices. Fiscal 2013 included expenses of $1.6 million related to the change in fair value of the contingent consideration associated with the Vortex and Microsulis acquisitions.

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

Operating income. We reported operating income of $12.9 million for fiscal 2014 compared to operating income of $6.3 million for fiscal 2013. As a percentage of sales, operating income increased to 3.7% from 1.8%.

Other expenses. Other expenses for fiscal 2014 totaled $7.2 million, or 2% of net sales compared to fiscal 2013 results of $7.9 million, or 2.3% of net sales. The decrease is due to a reduction in interest expense as a result of our recent debt refinancing but was offset by increases in other expenses.

Income tax provision (benefit). Our effective tax rate was 54% for fiscal 2014 compared with 24% for the prior year. The current year rate reflects the benefit of the $5.0 million nontaxable adjustment to the contingent liability related to Vortex Medical, Inc., offset by the impact of a New York State tax law change that resulted in a $1.2 million net write off of tax assets, non-deductible interest expense related to contingent payments, decreased non-US income, a seven month benefit from the R&D tax credit that expired on December 31, 2013, true ups of our fiscal year 2013 US income tax returns and the impact of the elimination of the ASC 718 APIC pool. Our ASC 718 APIC pool, which has been historically reduced when share-based compensation cost previously recognized by us was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting, is fully depleted. This depletion resulted in a discrete tax expense in fiscal 2014. The prior year rate reflects the impact of non-deductible costs related to the acquisition of Vortex, non-deductible interest expense related to contingent payments, the utilization of fully reserved capital losses, increased non-US income, the retroactive renewal of the previously expired R&D tax credit, the elimination of the Domestic Production Activities Deduction caused by reduced taxable income and the larger impact of non-deductible expenses also caused by the reduced taxable income in fiscal 2013.

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

Net income (loss). For fiscal 2014, we reported net income of $2.7 million compared to a net loss of $1.2 million in the prior year.

Fiscal years ended May 31, 2013 and May 31, 2012

Net sales. Net sales are derived from the sale of our products and related freight charges, less discounts and estimated sales returns and allowances. Net sales for fiscal 2013 of $341.9 million, increased 54% over fiscal 2012 sales of $221.9 million. This increase was primarily attributable to sales of products acquired in the Navilyst acquisition and microwave products, partially offset by the absence of LC Beads sales following the end of distribution rights on December 31, 2011. LC Bead sales were $21.3 million during fiscal 2012.

From a product line perspective, Peripheral Vascular sales increased $84.2 million or 88% from the prior year period to $179.6 million. This increase was primarily attributable to sales of Navilyst fluid management products. Vascular Access sales were $106.7 million, an increase of $42.8 million or 67% from the prior year period. This increase is attributable to sales of Navilyst PICCs and port products. Oncology/Surgery sales were $47.2 million, a decrease of 25% from the prior year. The decrease was primarily attributed to the decrease in LC Beads sales described earlier, partially offset by increased Nanoknife and Microwave product sales. Nanoknife sales totaled $12.8 million in fiscal 2013 and $11.6 million in fiscal 2012.

From a geographic perspective, U.S. sales increased 41% to $266.2 million in fiscal 2013 compared to $188.3 million in fiscal 2012, despite the cessation of the distribution of LC Beads in December 2011. The addition of product revenue from the Navilyst acquisition was the primary driver of the increase. International sales were $ 67.2 million in fiscal 2013, double the $33.6 million of reported sales in fiscal 2012. Products acquired in the Navilyst acquisition were responsible for the majority of the increase along with Microwave product sales.

Gross profit. Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales was 49.3% in fiscal 2013 compared with 56.5% in fiscal 2012. The decrease in gross profit percentage in fiscal 2013 was primarily attributable to $3.8 million in costs for step-up in inventory associated with the Navilyst acquisition and a full year inclusions of the Navilyst products which yield lower gross profit.

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

General and administrative expenses. General and administrative (“G&A”) expenses includes the cost of executive management, finance, accounting, legal, human resources and information technology and the administrative and professional costs associated with those activities. G&A expenses increased $7.2 million, or 38%, to $26.2 million in fiscal 2013 compared to $19.0 million in fiscal 2012 primarily due to the addition of Navilyst personnel. G&A expenses decreased to 7.7% of net sales in fiscal 2013 compared to 8.6% of net sales in fiscal 2012.

Amortization of intangibles. Amortization of intangibles was $16.6 million in fiscal 2013 compared to $9.3 million in fiscal 2012. The $7.3 million increase was primarily related to amortization of intangibles acquired in the Navilyst acquisition.

Change in fair value of contingent consideration. The fiscal 2013 results include expense of $1.6 million related to the change in fair value of the contingent consideration associated with the Vortex and Microsulis acquisitions. There were no similar contingent consideration arrangements in the prior year period.

Acquisition, restructuring and other items, net. Acquisition, restructuring and other items, net totaled $13.8 million in fiscal 2013 and primarily includes $7.6 million in transaction and related costs of the Navilyst and Microsulis acquisitions, $2.5 million in costs associated with the closure of the Cambridge, UK facility, $1.6 million in impairment costs associated with a discontinuance of a product offering and $1.4 million in litigation costs. The fiscal 2012 results included $15.9 million in costs chiefly comprised of $11.8 million in transaction and related costs of the Navilyst acquisition and Microsulis strategic relationship, $2.3 million in costs for CEO and executive transition costs and $1.8 million in costs associated with the decision to close our UK facility.

Medical device excise tax. Fiscal 2013 included $1.6 million of expense attributed to the Medical Device Excise Tax enacted into law effective January 1, 2013.

Operating income (loss). We reported operating income of $6.3 million for fiscal 2013 compared to an operating loss of $3.9 million for fiscal 2012.

Other expenses. Other income and expenses for fiscal 2013 was $7.9 million of net expense, or 2.3% of net sales compared to fiscal 2012 results of $1.5 million of net expense, or 0.7% of net sales. The incremental expense is primarily due to interest on the debt incurred to finance the Navilyst acquisition.

Income tax provision (benefit). Our effective tax rate was 24% for fiscal 2013 compared with 4% for the prior year. The current year rate reflects the impact of non-deductible costs related to the acquisition of Vortex, non-deductible interest expense related to contingent payments, the utilization of fully reserved capital losses, increased non-US income, the retroactive renewal of the previously expired R&D tax credit, the elimination of the Domestic Production Activities Deduction caused by reduced taxable income and the larger impact of non-deductible expenses also caused by the reduced taxable income in fiscal 2013. The prior year rate reflects the impact of non-deductible costs related to the acquisition of Navilyst, the December 31, 2011 expiration of the R&D tax credit, the reduction in the Domestic Production Activities Deduction caused by reduced taxable income and the larger impact of non-deductible expenses also caused by the reduced taxable income in fiscal 2012.

During the fiscal third quarter of 2013, The American Taxpayer Relief Act of 2012 was enacted and retroactively extended the research credit from January 1, 2012 to December 31, 2013. This legislation led to a prior period tax benefit in fiscal 2013 of $73,000 for the research credit generated from January 1, 2012 to May 31, 2012.

Net (loss) income. For fiscal 2013, we reported net loss of $1.2 million compared to a net loss of $5.2 million in the prior year.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $16.1 million as of May 31, 2014, compared with $21.8 million as of May 31, 2013. Marketable securities totaled $1.8 million and $2.2 million as of May 31, 2014 and 2013, respectively, and consist of U.S. government issued or guaranteed securities, auction rate securities and corporate bonds. As of May 31, 2014, total debt was $142.7 million primarily comprising short and long-term bank debt that financed our acquisition of Navilyst in May 2012, which was refinanced on September 2013. As a result of the Vortex, Microsulis and Clinical Devices acquisitions, the estimated fair value of contingent milestone payments as of May 31, 2014, totaled $67.3 million, of which $56.4 million was reflected in "Contingent consideration net of current portion" and $10.9 million was reflected in "current portion of contingent consideration" on the consolidated balance sheet.

The table below summarizes our cash flows for the fiscal years 2014, 2013 and 2013:

	May 31, 2014	May 31, 2013	May 31, 2012
	(in thousands)
Cash provided by (used in):
Operating activities	$24,681	$26,652	$11,602
Investing activities	(16,448)	(22,238)	(176,234)
Financing activities	(14,016)	(6,286)	142,338
Effect of exchange rate changes on cash and cash equivalents	86	(65)	49
Net change in cash and cash equivalents	$(5,697)	$(1,937)	$(22,245)

Net cash provided by operating activities during fiscal 2014 of $24.7 million was largely the result of net income excluding non-cash expense items, such as depreciation and amortization, stock based compensation and deferred income taxes. However, these items were partially offset by an increase in accounts receivables and inventories.

Net cash used in investing activities during fiscal 2014 of $16 million consisted primarily of fixed asset additions and the acquisition of Clinical Devices.

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

	Cash Payments Due By Period as of May 31, 2014
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long term debt and interest	$103,213	$6,982	$25,991	$70,240	$—
Operating leases(1)	7,914	1,991	2,830	2,186	907
Purchase obligations(1)	12,534	2,823	8,637	1,074	—
Acquisition-related future obligations (2)	77,338	11,635	25,393	10,931	29,379
	$200,999	$23,431	$62,851	$84,431	$30,286

(1)
The non-cancelable operating leases and inventory purchase obligations are not reflected on our consolidated balance sheets under accounting principles generally accepted in the United States of America.

(2)
Acquisition-related future obligations include scheduled minimum payments and contingent payments are based upon achievement of performance measures or milestones such as sales or profitability targets, the achievement of research and development objectives or the receipt of regulatory approvals. The amount represents the undiscounted value of contingent liabilities recorded on the balance sheet. Timing of payments are as contractually scheduled, or where contingent, the Company's best estimate of payment timing.

The Company corrected its presentation of the acquisition future obligations in the table above to align with the amounts presented in the Company's consolidated financial statements.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a single, comprehensive accounting model for revenues arising from contracts with customers that supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that an entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under existing revenue recognition guidance. ASU 2014-09 is effective for the Company beginning in its fiscal year 2018, and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently in the process of evaluation the impact of ASU 2014-09 on its consolidated financial statements.

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

Item 8.	Financial Statements and Supplementary Data.
Financial statements and supplementary data required by Part II, Item 8 are included in Part IV of this report as indexed as Item 15 (a) (1) and (2) of this report, and are incorporated by reference into this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of our Company’s Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of our disclosure controls and procedures as of May 31, 2014. At the time our Annual Report on Form 10-K for the year ended May 31, 2014 was filed on August 14, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2014. Subsequent to that evaluation, in assessing the control deficiencies that contributed to the immaterial error corrections described in Note A and Note R to our audited consolidated financial statements in this Annual Report which were identified during our financial close process for the period ended August 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2014 because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal over Financial Reporting (Restated)

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

Our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

We identified the following material weaknesses that existed as of May 31, 2014. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the preparation, review and approval of certain account reconciliations. Specifically, the Company did not maintain effective controls over the completeness and analysis of supporting schedules and underlying data supporting account reconciliations prepared for certain prepaid expenses and other assets and fixed assets and accumulated depreciation.

We lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements, specifically, with respect to resources capable of: monitoring and accurately recording certain routine transactions specifically in prepaid expenses and other assets, fixed assets and accumulated depreciation; evaluating the presentation and disclosure of contingent consideration liabilities and intangible assets; effectively performing testing related to our enterprise resource planning ("ERP") implementation specifically associated with the configuration of certain intercompany transactions and the conversion of data related to depreciation; and properly performing account reconciliations as noted above.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

These material weaknesses resulted in the revision to our previously reported interim and annual financial statements for the fiscal year ended May 31, 2014 and for the fiscal years ended May 31, 2013, 2012, and 2011.

These material weaknesses could result in misstatements that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

In Management’s Annual Report on Internal Control over Financial Reporting included in our original 10-K, our management concluded that we maintained effective internal control over financial reporting as of May 31, 2014. Management subsequently concluded that the material weaknesses described above existed as of May 31, 2014. As a result, we have concluded we did not maintain effective internal control over financial reporting as of May 31, 2014 based on the criteria described in Internal Control - Integrated Framework (1992) issued by COSO. Accordingly, management has restated its report on internal control over financial reporting

The effectiveness of our internal control over financial reporting as of May 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting in the fiscal quarter ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During the preparation of this annual report on Form 10-K, management identified an immaterial accounting error related to the January 2014 implementation of our ERP system. Management has concluded the error does not have a material impact on the Company's fiscal 2014 third quarter results and has revised its third quarter presentation. (See Note Q of Notes to our audited consolidated financial statements for information regarding these revisions.

Item 9B.	Other Information.
None.

Part III
Certain information required by Part III is omitted from this annual report on Form 10-K because we filed a definitive proxy statement on September 17, 2014 pursuant to Regulation 14A (the “Proxy Statement”) for our annual meeting of Stockholders, that occurred in October 2014. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required in this annual report on Form 10-K with respect to Executive Officers is contained in the discussion titled “Executive Officers of the Company” in Part I of this annual report on Form 10-K. The balance of the information required by Item 10 is incorporated herein by reference to our Proxy Statement under the heading “Election of Directors”.

Item 11.	Executive Compensation.
The information required by Item 11 is incorporated herein by reference to our Proxy Statement under the heading “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Ownership of Securities”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this caption is incorporated herein by reference to our Proxy Statement under the heading “Certain Relationships and Related Transactions”.

Item 14.	Principal Accounting Fees and Services.
The information required by this caption is incorporated herein by reference to our Proxy Statement under the headings “Audit Matters—Principal Accounting Fees and Services and—Policy on Audit Committee Pre-approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm”.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.
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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of AngioDynamics, Inc. and its subsidiaries at May 31, 2014 and May 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of May 31, 2014. However, management has subsequently determined that material weaknesses in internal control over financial reporting related to (i) ineffective controls over the preparation, review and approval of certain account reconciliations, specifically the completeness and analysis of supporting schedules and underlying data supporting account reconciliations prepared for certain prepaid expenses and other assets and fixed assets and accumulated depreciation, and (ii) the lack of a sufficient complement of personnel with a level of financial reporting expertise commensurate with their financial reporting requirements existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (i) the ineffectiveness of controls over the completeness and analysis of supporting schedules and underlying data supporting account reconciliations prepared for certain prepaid expenses and other assets and fixed assets and accumulated depreciation, and (ii) the lack of a sufficient complement of personnel with a level of financial reporting expertise commensurate with their financial reporting requirements existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the May 31, 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts

August 14, 2014, except for the effects of the revision discussed in Note R to the consolidated financial statements and the matter described in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting, as to which the date is January 7, 2015

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended
	May 31, 2014	May 31, 2013	May 31, 2012
Net sales	$354,425	$341,916	$221,917
Cost of sales	174,757	173,402	96,608
Gross profit	179,668	168,514	125,309
Operating expenses
Research and development	27,486	26,319	20,511
Sales and marketing	83,200	76,121	64,505
General and administrative	26,639	26,186	19,033
Amortization of intangibles	16,622	16,617	9,309
Change in fair value of contingent consideration	(1,808)	1,583	—
Acquisition, restructuring and other items, net	10,760	13,800	15,859
Medical device excise tax	3,829	1,600	—
Total operating expenses	166,728	162,226	129,217
Operating income (loss)	12,940	6,288	(3,908)
Other (expenses) income
Interest income	—	103	1,090
Interest expense	(3,656)	(5,271)	(508)
Other expense	(3,544)	(2,707)	(2,096)
Total other expenses, net	(7,200)	(7,875)	(1,514)
Income (loss) before income tax expense (benefit)	5,740	(1,587)	(5,422)
Income tax expense (benefit)	3,074	(376)	(239)
Net income (loss)	$2,666	$(1,211)	$(5,183)
Earnings per share
Basic	$0.08	$(0.03)	$(0.20)
Diluted	$0.08	$(0.03)	$(0.20)
Basic weighted average shares outstanding	35,136	34,817	25,382
Diluted weighted average shares outstanding	35,440	34,817	25,382

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended
	May 31, 2014	May 31, 2013	May 31, 2012
Net income (loss)	$2,666	$(1,211)	$(5,183)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on marketable securities	(16)	184	(103)
Unrealized gain (loss) on interest rate swap	(32)	(522)	327
Foreign currency translation gain (loss)	295	(47)	(142)
Other comprehensive income (loss), before tax	247	(385)	82
Income tax benefit (expense) related to items of other comprehensive income	18	125	(83)
Other comprehensive income (loss), net of tax	265	(260)	(1)
Total comprehensive income (loss), net of tax	$2,931	$(1,471)	$(5,184)

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31, 2014	May 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,105	$21,802
Marketable securities, at fair value	1,809	2,153
Accounts receivable, net of allowances of $1,736 and $1,272, respectively	61,968	47,681
Inventories	61,234	55,079
Deferred income taxes	4,625	6,591
Prepaid income taxes	510	563
Prepaid expenses and other	5,471	7,285
Total current assets	151,722	141,154
PROPERTY, PLANT AND EQUIPMENT, net	66,590	62,391
OTHER ASSETS	3,926	4,908
INTANGIBLE ASSETS, net	205,256	214,673
GOODWILL	360,473	355,637
DEFERRED INCOME TAXES, long term	10,403	11,425
PREPAID ROYALTIES	521	546
TOTAL ASSETS	$798,891	$790,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$32,895	$24,470
Accrued liabilities	16,652	16,356
Income taxes payable	689	—
Current portion of long-term debt	5,000	7,500
Current portion of contingent consideration	10,918	9,207
Other current liabilities	599	5,782
Total current liabilities	66,753	63,315
LONG-TERM DEBT, revolving credit facility	46,410	—
LONG-TERM DEBT, term loan, net of current portion	91,250	135,000
DEFERRED INCOME TAXES, long term	1,146	—
CONTINGENT CONSIDERATION, net of current portion	56,413	65,842
OTHER LONG TERM LIABILITIES	84	475
Total liabilities	262,056	264,632
COMMITMENTS AND CONTINGENCIES (NOTE N)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 35,442,004 and 35,060,351 shares, respectively	353	351
Additional paid-in capital	508,354	500,554
Retained earnings	31,501	28,835
Treasury stock, 142,305 shares, at cost	(2,104)	(2,104)
Accumulated other comprehensive loss	(1,269)	(1,534)
Total stockholders’ equity	536,835	526,102
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$798,891	$790,734

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended May 31, 2014, May 31, 2013 and May 31, 2012
(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulate other comprehensive loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at May 31, 2011	24,985,657	$250	$371,380	$35,280	$(1,273)	—	$—	$405,637
Net Loss				(5,183)				(5,183)
Exercise of stock options	193,684	2	2,155					2,157
Tax effect of exercise of stock options			(295)					(295)
Issuance of performance shares, net	64,221							—
Purchase of common stock under Employee Stock Purchase Plan	103,362	1	1,201					1,202
Shares issued pursuant to acquisition	9,479,607	95	117,831					117,926
Purchase of common stock for treasury						(142,305)	(2,104)	(2,104)
Stock-based compensation			4,103	(51)				4,052
Other comprehensive loss, net of tax					(1)			(1)
Balance at May 31, 2012	34,826,531	$348	$496,375	$30,046	$(1,274)	(142,305)	$(2,104)	$523,391
Net Loss				(1,211)				(1,211)
Exercise of stock options	16,835		5					5
Tax effect of exercise of stock options			(1,644)					(1,644)
Issuance of performance shares, net	93,429	1						1
Purchase of common stock under Employee Stock Purchase Plan	123,556	2	1,209					1,211
Stock-based compensation			4,609					4,609
Other comprehensive loss, net of tax					(260)			(260)
Balance at May 31, 2013	35,060,351	$351	$500,554	$28,835	$(1,534)	(142,305)	$(2,104)	$526,102
Net income				$2,666				2,666
Exercise of stock options	105,676		1,085					1,085
Tax effect of exercise of stock options			(146)					(146)
Issuance of performance shares, net	129,702	1	(1,358)					(1,357)
Purchase of common stock under Employee Stock Purchase Plan	146,275	1	2,717					2,718
Stock-based compensation			5,502					5,502
Other comprehensive loss, net of tax					265			265
Balance at May 31, 2014	35,442,004	$353	$508,354	$31,501	$(1,269)	(142,305)	$(2,104)	$536,835

The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended
	May 31, 2014	May 31, 2013	May 31, 2012
Cash flows from operating activities:
Net income (loss)	$2,666	$(1,211)	$(5,183)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,157	27,227	14,676
Amortization of bond discount	—	—	707
Amortization of acquired inventory basis step-up	150	3,845	431
Tax effect of exercise of stock options and issuance of performance shares	(146)	(1,644)	(309)
Deferred income tax provision	2,951	666	(703)
Stock based compensation	5,502	4,609	4,052
Changes in accounts receivable allowances	465	338	118
Gain on sales of assets	—	(711)	—
Change in fair value of contingent consideration	(1,808)	1,583	—
Loss on discontinuance of product offering	—	1,416	—
Other	(17)	157	1,148
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14,786)	1,020	(2,395)
Inventories	(5,608)	(1,909)	(1,522)
Prepaid expenses and other	497	977	(6,000)
Accounts payable and accrued liabilities	6,658	(9,711)	6,582
Net cash provided by operating activities	24,681	26,652	11,602
Cash flows from investing activities:
Additions to property, plant and equipment	(11,172)	(12,120)	(2,492)
Acquisition of businesses, net of cash acquired	(4,169)	(24,474)	(237,191)
Acquisition of intangible assets, net of cash acquired	(1,435)	(800)	(550)
Other cash flows from investing activities	—	801	(4,000)
Change in escrow receivable	—	2,500	(2,500)
Purchases of marketable securities	(25)	(5,134)	(123,614)
Proceeds from sale or maturity of marketable securities	353	16,989	194,113
Net cash used in investing activities	(16,448)	(22,238)	(176,234)
Cash flows from financing activities:
Repayment of long-term debt	(146,250)	(7,500)	(6,550)
Proceeds from borrowings on revolving credit facility	46,410	—	—
Proceeds from issuance of long-term debt	100,000	—	150,000
Proceeds from exercise of stock options and ESPP	2,444	1,214	3,356
Payment of contingent consideration previously established in purchase accounting	(15,943)	—	—
Deferred financing costs on long-term debt	(677)	—	(2,378)
Repurchase of common stock for treasury	—	—	(2,104)
Tax effect of the exercise of stock options and issuance of performance shares	—	—	14
Net cash (used in) provided by financing activities	(14,016)	(6,286)	142,338
Effect of exchange rate changes on cash and cash equivalents	86	(65)	49
Decrease in cash and cash equivalents	(5,697)	(1,937)	(22,245)
Cash and cash equivalents at beginning of year	21,802	23,739	45,984
Cash and cash equivalents at end of year	$16,105	$21,802	$23,739

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

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION, BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We are filing this Amendment No. 1 (this “Amendment” or “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 following the completion of our interim financial statements for the three months ended August 31, 2014, as discussed below. Our Annual Report on Form 10-K for the year ended May 31, 2014 (the “Form 10-K” or the “Original Form 10-K”) was originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2014. At the time of filing our Form 10-K, we determined that our disclosure controls and procedures (“DC&P”) and our internal controls over financial reporting (“ICFR”) were each effective as of May 31, 2014.
Management has concluded that there are material weaknesses in ICFR, as management did not maintain effective controls over the preparation, review and approval of certain account reconciliations and did not have a sufficient complement of personnel with financial reporting expertise. Accordingly, management has determined that the Company's ICFR and DC&P were not effective as of May 31, 2014.
In addition to the revision in Part II, Item 9A described above, this Amendment revises previously issued financial statements for our failure to recognize the expense associated with prepaid and other assets in accordance with the underlying contractual terms (cumulative impact of approximately $1.2 million) and depreciation expense (cumulative impact of approximately $0.4 million), and other individually immaterial items. Also, approximately $5.4 million of contingent consideration liabilities that had been classified as current are classified as long term in the balance sheet to properly reflect management’s estimate of the timing of such payments. The Company has revised the previously reported disclosure to appropriately classify the components of intangible assets.
.

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

During the fourth quarter of our fiscal year ended May 31, 2014, we received Certificate to Foreign Governments ("CFGs") from the FDA covering all Vascular Access and Peripheral Vascular products manufactured in our Queensbury facility.

On November 5, 2014, we received a Warning Letter from the FDA relating to observations noted during FDA’s inspection of our Navilyst Medical facilities located in Marlborough, Massachusetts and Glens Falls, New York in 2014.  The matters raised in the Warning Letter and observations focused on design control processes related to packaging validations and accelerated and real time aging testing in connection with our fluid management and PICC families of products, inconsistency of a manufacturing product test process used among similar valved PICC products, a particular verification test of valved PICC products and non-conforming product control procedures.  We take these matters seriously and are committed to complying with all applicable laws, regulations and rules in connection with the manufacturing, sale and marketing of our products.  We made a comprehensive response to the issues raised in the letter and are committed to working with FDA to resolve all outstanding issues.

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

The components of Level 3 fair value instruments as of May 31, 2014 are shown below (in thousands):

	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs
Balance at May 31, 2013	$1,850	$75,049
Total gains or losses (realized/unrealized):
Earnings revaluation gain - Included in earnings	—	(5,084)
Earnings revaluation expense - Included in earnings	—	3,276
Included in other comprehensive income	(16)	—
Purchases, issuances and settlements	(25)	(10,880)
Transfers in and/or (out) of Level 3	—	—
Contingent consideration - Clinical Devices	—	4,970
Balance at May 31, 2014	$1,809	$67,331
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

The recurring Level 3 fair value measurements of the contingent consideration liability related to the Vortex and Microsulis acquisitions include the following significant unobservable inputs ($ in thousands):

	Fair value at May 31, 2014	Valuation Technique	Unobservable Input	Range
Revenue based payments	$63,961	Discounted cash flow	Discount rate Probability of payment Projected fiscal year of payment	4% - 10% 75% - 100% 2015 - 2022
Milestone based payments	3,370	Discounted cash flow	Discount rate Probability of payment Projected fiscal year of payment	16% 75% - 100% 2015
	$67,331

At May 31, 2014, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $78.1 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2015 to 2022 in order for the consideration to be paid.
The fair value of contingent milestone payments associated with the acquisitions was remeasured as of May 31, 2014 and $56.4 million was reflected in “Contingent consideration, net of current portion” and $10.9 million was reflected in “Current portion of contingent consideration” on the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of contingent milestone payments associated with the Vortex, Microsulis and Clinical Devices acquisitions measured at fair value that used significant unobservable inputs (Level 3) (in thousands):

Balance at May 31, 2013	$75,049
Purchase price contingent consideration	4,970
Contingent payments	(10,880)
Earnings revaluation gain	(5,084)
Earnings revaluation expense	3,276
Balance at May 31, 2014	$67,331
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a single, comprehensive accounting model for revenues arising from contracts with customers that supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that an entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under existing revenue recognition guidance. ASU 2014-09 is effective for the Company beginning in its fiscal year 2018, and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently in the process of evaluation the impact of ASU 2014-09 on its consolidated financial statements.

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

	Amortized cost	Fair Value
	(in thousands)
As of May 31, 2014:
Due in one year or less	$—	$—
Due after one through five years	—	—
Due after five through twenty years	1,825	1,809
	$1,825	$1,809

 NOTE D—INVENTORIES
As of May 31, 2014 and 2013, inventories, net consisted of the following:

	May 31, 2014	May 31, 2013
	(in thousands)
Raw materials	$24,734	$18,362
Work in process	11,992	11,006
Finished goods	24,508	25,711
Total	$61,234	$55,079

NOTE E—PREPAID EXPENSES AND OTHER
As of May 31, 2014 and 2013, prepaid expenses and other consisted of the following:

	May 31, 2014	May 31, 2013
	(in thousands)
Deposits	$3,356	$4,029
Other prepaid taxes	202	458
Licensee fees	604	597
Software licenses	130	520
Trade shows	62	487
Rent	114	135
Insurance	395	120
Interest receivable	1	2
Other	607	937
Total	$5,471	$7,285

As of May 31, 2014 and 2013, prepaid income taxes totaled $0.5 million and $0.6 million, respectively, and are shown separately on the Consolidated Balance Sheets.

NOTE F—PROPERTY, PLANT AND EQUIPMENT, AT COST
Property, plant and equipment are summarized as follows:

	May 31, 2014	May 31, 2013	Estimated useful lives
	(in thousands)
Building and building improvements	$33,126	$30,150	39 years
Machinery and equipment	31,880	30,870	3 to 8 years
Computer software and equipment	25,836	16,390	3 to 10 years
Construction in progress	12,564	13,373
	103,406	90,783
Less accumulated depreciation and amortization	(37,845)	(29,421)
	65,561	61,362
Land and land improvements	1,029	1,029
	$66,590	$62,391
Depreciation expense for fiscal 2014, 2013 and 2012 was $8.4 million, $8.7 million and $3.6 million, respectively.

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
Adjustments to goodwill for the fiscal year ended May 31, 2014 and May 31, 2013 are as follows (in thousands):

Total
Balance, May 31, 2012	$309,091
Goodwill recognized from Vortex business combination	29,519
Goodwill recognized from Microsulis asset acquisition	19,284
Adjustments to Navilyst purchase price allocation	(2,257)
Balance, May 31, 2013	$355,637
Acquisition of Clinical Devices B.V.	4,836
Balance, May 31, 2014	$360,473
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
     As of May 31, 2014 and 2013, intangible assets consisted of the following:

	May 31, 2014
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average useful life
	(in thousands)			(years)
Product technologies	$150,298	$(32,930)	$117,368	10.2
Customer relationships	86,645	(37,848)	48,797	11.9
Trademark—NAMIC	28,600	—	28,600	Indefinite
In process R&D Acquired	3,600	—	3,600	Indefinite
Licenses	7,639	(5,211)	2,428	8.4
Trademarks	6,345	(1,882)	4,463	8.0
Distributor relationships	900	(900)	—	3.0
	$284,027	$(78,771)	$205,256

	May 31, 2013
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies (1)	$150,181	$(24,835)	$125,346	10.6
Customer relationships (1)	84,479	(30,770)	53,709	14.8
Trademark—NAMIC	28,600	—	28,600	Indefinite
Licenses	6,302	(4,501)	1,801	9.0
Trademarks	6,275	(1,058)	5,217	9.9
Distributor relationships	900	(900)	—	3.0
	$276,737	$(62,064)	$214,673

(1)	The Company has revised the previously reported disclosure to appropriately classify the components of intangible assets.
Amortization expense was $16.6 million, $16.6 million and $9.3 million for fiscal 2014, 2013 and 2012, respectively.
Annual amortization of these intangible assets is expected to approximate the following amounts for each of the next five fiscal years (in thousands):

2015	$15,693
2016	15,696
2017	16,355
2018	17,385
2019	19,928

NOTE H-INCOME TAXES

The components of income (loss) before income tax provision for the years ended May 31 are as follows:

	2014	2013	2012
	(in thousands)
(Loss) income before tax provision:
US	$5,199	$(3,614)	$(5,291)
Non-US	541	2,027	(131)
	$5,740	$(1,587)	$(5,422)

Income tax (benefit) provision analyzed by category and by statement of operations classification for the years ended May 31 is summarized as follows:

	2014	2013	2012
	(in thousands)
Current
Federal	$(133)	$(1,622)	$448
State and local	99	(52)	(19)
Non U.S.	157	468	18
	123	(1,206)	447
Deferred	2,951	830	(686)
	$3,074	$(376)	$(239)

The significant components of deferred income tax (benefit) expense from operations for the years ended May 31 consist of the following:

	2014	2013	2012
	(in thousands)
Deferred tax benefit	$1,778	$830	$(1,773)
Impact of NYS tax reform legislation	1,173	—	—
Net operating loss carryforward	—	—	1,087
	$2,951	$830	$(686)

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	May 31, 2014	May 31, 2013
	(in thousands)
Deferred tax assets
Net operating loss carryforward	$48,749	$47,516
Stock-based compensation	4,851	4,813
Federal and state R&D tax credit carryforward	1,249	490
Inventories	875	1,713
State tax credits	—	1,326
Expenses incurred not currently deductible	1,379	880
Capital loss carryforwards	—	95
Deferred revenue	154	1,147
Gross deferred tax asset	57,257	57,980
Deferred tax liabilities
Excess tax over book depreciation and amortization	41,843	39,252
Impairment of long-lived assets	—	—
	41,843	39,252
Valuation Allowance	(1,532)	(712)
Net deferred tax asset	$13,882	$18,016

At May 31, 2014, we had approximately $166.0 million of remaining Federal net operating loss carryforwards and $33.8 million of state net operating loss carryforwards (“NOL”). Approximately $161.5 million of our Federal net operating loss was generated by acquired companies and are subject to Internal Revenue Code (“IRC”) Section 382 limitations which are expected to significantly limit our ability to utilize these net operating losses on an annual basis. As a result of our IRC Section 382 analyses, it is estimated that approximately $26.1 million of remaining Federal net operating losses and $13.0 million of state net operating losses will expire prior to utilization. The gross deferred income tax asset (“DTA”) related to the NOL reflects these limitations.

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

Our Federal net operating loss carryforwards as of May 31, 2014 after considering IRC Section 382 limitations are $139.8 million. The expiration of the Federal net operating loss carryforwards are as follows: $30.7 million between 2017 and 2026 and $109.1 million between 2027 and 2033.

Our state net operating loss carryforwards as of May 31, 2014 after considering remaining IRC Section 382 limitations are $20.9 million which expire in various years from 2015 to 2033.

At May 31, 2014, we had a net deferred income tax asset of $13.9 million, after recording a valuation allowance of $1.5 million. The valuation allowance increased by $0.8 million in 2014 and decreased by $0.5 million in 2013. The 2014 change relates to the true-up of our fully reserved capital losses and state tax credits and net operating losses from our fiscal 2013 tax filings. The 2013 change relates to the use of fully reserved capital losses and the expiration of fully reserved state tax credits. The valuation allowance recorded against the deferred tax assets relates to state tax credits, capital losses and state NOLs that management has estimated will more likely than not expire before they are expected to be utilized.

Our consolidated income tax provision has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to our income before income taxes for the following reasons:

	2014	2013	2012
	(in thousands)
Income tax (benefit) provision	$3,074	$(376)	$(239)
Effect of Graduated tax rates	57	16	(57)
State income taxes, net of Federal tax benefit	(122)	(95)	(152)
State income tax credits, net of Federal tax benefit	—	23	69
Impact of Non US operations	27	228	(46)
Tax-exempt interest	—	2	4
Research and development tax credit	236	142	115
Domestic Production Activities deduction	—	—	71
Nondeductible acquisition costs	—	(110)	(1,144)
Nondeductible interest on contingent payments	(540)	(130)	—
Nontaxable gain on revaluation of contingent consideration liability	1,698	—	—
Tax law change	(1,173)	—	—
Effect of elimination of ASC 718 APIC pool	(440)	—	—
Nondeductible stock-based compensation	(176)	(108)	(125)
Other nondeductible expenses	(384)	(336)	(336)
Overaccrual (underaccrual) of prior year Federal and state taxes	(249)	10	138
Fully reserved capital losses	—	179	(208)
Other	—	—	12
Income tax (benefit) provision at statutory tax rate of 35%	$2,008	$(555)	$(1,898)

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

The accumulated undistributed earnings of the Company’s foreign operations were approximately $4 million, and are intended to remain permanently invested in foreign operations. Accordingly, no taxes have been provided on these earnings at May 31, 2014. If these earnings were distributed, the Company would be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits. A reasonable estimate of the deferred tax liability on these earnings is not practicable at this time.

NOTE I—PREPAID ROYALTIES
On August 13, 2007, we entered into a Distribution, Manufacturing and Purchase Option Agreement (“the Agreement”) with a company to acquire the exclusive worldwide rights to manufacture and distribute a split tip catheter for the dialysis market we have named Centros which included the option to purchase certain intellectual property associated with these products in the future. Under this Agreement, we paid royalties on net sales of the products covered in the Agreement. In accordance with the Agreement, we prepaid $3.0 million of royalties based upon the achievement of certain milestones. At May 31, 2011, based on lower than anticipated sales results, we reduced the prepaid royalties to net realizable value which resulted in an impairment loss of $2.3 million recorded in “Acquisition, restructuring and other items, net” in our fiscal 2011 consolidated statement of operations. In August 2011, we sold both the tangible and intangible assets associated with the Centros product, resulting in a gain of $201 thousand that is included in “Acquisition, restructuring and other items, net” in the consolidated statement of operations for the year ended May 31, 2012 and the elimination of all related “Prepaid Royalties” on the consolidated balance sheet as of May 31, 2012. We have entered into various other agreements that required royalty prepayments and these are reported in “Prepaid Royalties” on the May 31, 2014 and May 31, 2013 consolidated balance sheets.

NOTE J—ACCRUED LIABILITIES
As of May 31, 2014 and 2013, accrued liabilities consist of the following:

	May 31, 2014	May 31, 2013
	(in thousands)
Payroll and related expenses	$8,114	$6,421
Royalties	2,620	2,034
Accrued severance	765	1,602
Deferred revenue	200	1,573
Sales and franchise taxes	1,327	1,047
Interest rate swap liability	555	523
Other	3,071	3,156
Total	$16,652	$16,356

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
The Credit Agreement provides for a $100 million senior secured term loan facility (the "Term Loan") and a $100 million senior secured revolving credit facility, which includes up to a $20 million sublimit for letters of credit and a $5 million sublimit for swingline loans (the "Revolving Facility", and together with the Term Loan, the "Facilities").

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
On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Prior Credit Agreement. As of May 31, 2014, $96.3 million and $46.4 million were outstanding under the Term Facility and Revolving Facility, respectively. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of (i) consolidated EBITDA minus consolidated capital expenditures to (ii) consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not greater than 3.75 to 1.00. We were in compliance with both financial covenants as of May 31, 2014.
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

The fair value of the options granted under the 1997 and 2004 Plans was estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

	2014	2013	2012
Expected stock price volatility	34.40%	43.91%	49.06%
Risk-free interest rate	1.44%	0.62%	0.70%
Expected life of options	4.74 years	4.62 years	4.59 years

The following information applies to options outstanding at May 31, 2013:

Range of exercise prices	Number outstanding	Weighted- average remaining life in years	Weighted- average exercise price	Number Exercisable	Weighted- average exercise price
$ 6.52 - $11.93	463,965	5.64	$11.37	65,832	$10.61
$12.06 - $12.97	343,161	4.86	12.41	155,661	12.44
$13.18 - $13.85	432,426	3.38	13.35	321,348	13.36
$13.92 - $14.31	430,000	4.21	13.95	228,750	13.97
$14.48 - $15.57	202,880	1.09	15.25	202,880	15.25
$15.75 - $16.58	376,196	3.39	16.06	276,196	16.03
$16.75 - $19.94	267,522	1.06	18.19	267,522	18.16
$20.06 - $31.33	157,601	1.26	23.05	157,601	13.81
	2,673,751	4.56	$14.84	1,675,790	$16.12
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
For fiscal 2014, stock based compensation was $5.5 million pre-tax ($3.6 million after tax). For fiscal 2013, stock based compensation was $4.6 million pre-tax ($3.1 million after tax). For fiscal 2012, stock based compensation was $4.1 million pre-tax ($2.6 million after tax).

The following table summarizes stock-based compensation in accordance with authoritative guidance on share based payment awards for the years ended May 31, 2014, May 31, 2013 and May 31, 2012, which was allocated as follows:

	May 31, 2014	May 31, 2013	May 31, 2012
	(In thousands)
Cost of sales	$232	$271	$268
Research and development	483	399	738
Sales and marketing	1,672	1,610	1,340
General and administrative	3,115	2,329	1,706
Stock based compensation expense included in operating expenses	5,270	4,338	3,784
Total stock based compensation	5,502	4,609	4,052
Tax benefit	1,862	1,540	1,447
Stock based compensation expense, net of tax	$3,640	$3,069	$2,605

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
In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. The defendants have appealed this judgment, and the appeal has not yet been decided.

On August 29, 2013, we become co-plaintiffs in an adversary proceeding in the Unites States Bankruptcy Court for the District of New Jersey entitled Cyganowski, Trustee, et al. v. Biolitec U.S., Inc., et al. In this action, we assert claims of conversion, unjust enrichment, tortious interference, and unfair competition against various biolitec entities for alleged violation of Bankruptcy Court settlement and sale orders under which we acquired certain assets of Biolitec, Inc. On September 3, 2013, we, along with our co-plaintiff, obtained a temporary restraining order against the defendants in this action. The restraining order is still in place, and the Bankruptcy court is currently considering our request for permanent injunctive relief.
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
Future Purchase Obligations
We have entered into commitments for future minimum inventory purchases related to several core products. Total future purchase obligations through fiscal 2018 amount to $12.5 million. There are no such obligations thereafter.

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
Total sales by product category are summarized below (in thousands):

	Year Ended
	May 31, 2014	May 31, 2013	May 31, 2012
Net sales by Product Category
Peripheral Vascular	$192,626	$179,573	$95,330
Vascular Access	106,394	106,690	63,857
Oncology/Surgery	49,360	47,155	62,730
Supply Agreement	6,045	8,498	—
Total	$354,425	$341,916	$221,917
Geographic information
Total sales for geographic areas are summarized below (in thousands):

	Year Ended
	May 31, 2014	May 31, 2013	May 31, 2012
Net sales by Geography
United States	$280,161	$266,228	$188,317
International	68,219	67,190	33,600
Supply Agreement	6,045	8,498	—
Total	$354,425	$341,916	$221,917
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

NOTE Q—QUARTERLY INFORMATION (unaudited)

During the preparation of its fiscal 2014 consolidated financial statements, the Company identified an accounting error related to the January 2014 implementation of our global enterprise resource planning system which resulted in the Company recording lower cost of goods sold during the third quarter of 2014. The Company has evaluated the impact of this error and has concluded that this error was not material to any previously issued financial statements. However, the Company has elected to revise this error in the Annual Report on Form 10-K that was filed with SEC for the period ending May 31, 2014. This error, in addition to the errors identified by the Company during the financial closing process for the first quarter of fiscal year 2015, are included within the revision tables in Note R below. The quarterly information shown below has also been revised to reflect these revisions.

Quarterly results of operations during the fiscal years ended 2014 and 2013 are as follows:

	2014
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$83,644	$88,571	$88,150	$94,060
Gross profit	42,580	44,885	44,793	47,410
Net income (loss)	(373)	(261)	4,515	(1,215)
Earnings per common share
Basic	(0.01)	(0.01)	0.13	(0.03)
Diluted	(0.01)	(0.01)	0.13	(0.03)

	2013
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$83,406	$87,007	$81,571	$89,932
Gross profit	39,387	44,016	41,129	43,982
Net income (loss)	(985)	1,878	(1,083)	(1,021)
Earnings per common share
Basic	(0.03)	0.05	(0.03)	(0.03)
Diluted	(0.03)	0.05	(0.03)	(0.03)
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

NOTE R—IMMATERIAL ERROR CORRECTIONS

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
The Company has corrected the relevant financial information from previous reporting periods contained in these financial statements. The immaterial error corrections identified were primarily related to our failure to recognize the expense associated with prepaid and other assets in accordance with the underlying contractual terms (cumulative impact of approximately $1.2 million) and depreciation expense (cumulative impact of approximately $0.4 million), and other individually immaterial items. Also, approximately $5.4 million of contingent consideration liabilities that had been classified as current are classified as long term in the balance sheet. The impacts of these revisions are shown in the tables below:

	Three months ended May 31, 2014
	As previously reported	Adjustments	As revised
Net sales	$94,065	$(5)	$94,060
Cost of sales	46,534	116	46,650
Gross profit	47,531	(121)	47,410
Total operating expenses	43,796	30	43,826
Operating income	3,735	(151)	3,584
Total other income (expense)	(1,489)	15	(1,474)
Income (loss) before taxes	2,246	(136)	2,110
Income tax benefit (expense)	(3,324)	(1)	(3,325)
Net income (loss)	(1,078)	(137)	(1,215)
Total comprehensive income (loss), net of tax	(1,003)	(137)	(1,140)

	Year ended May 31, 2014
	As previously reported	Adjustments	As revised
Net sales	$354,455	$(30)	$354,425
Cost of sales	174,594	163	174,757
Gross profit	179,861	(193)	179,668
Total operating expenses	166,413	315	166,728
Operating income	13,448	(508)	12,940
Total other income (expense)	(7,068)	(132)	(7,200)
Income (loss) before taxes	6,380	(640)	5,740
Income tax benefit (expense)	(3,292)	218	(3,074)
Net income (loss)	3,088	(422)	2,666
Total comprehensive income (loss), net of tax	3,353	(422)	2,931

	Year ended May 31, 2014
	As previously reported	Adjustments	As revised
Net cash provided by (used in) operating activities	$25,280	$(599)	$24,681
Net cash provided by (used in) investing activities	(17,047)	599	(16,448)
Net cash provided by (used in) financing activities	(14,016)	—	(14,016)

	As of May 31, 2014
	As previously reported	Adjustments	As revised
Accounts receivable, net of allowances	$62,148	$(180)	$61,968
Inventories	61,056	178	61,234
Prepaid expenses and other	5,975	(504)	5,471
Total current assets	152,228	(506)	151,722
Property, plant and equipment, net	67,208	(618)	66,590
Other assets	4,876	(950)	3,926
Goodwill	360,294	179	360,473
Deferred income taxes, long term	9,767	636	10,403
Total assets	800,150	(1,259)	798,891
Accrued liabilities	16,762	(110)	16,652
Current portion of contingent payments	16,341	(5,423)	10,918
Total current liabilities	72,286	(5,533)	66,753
Contingent consideration, net of current portion	51,080	5,333	56,413
Total liabilities	262,256	(200)	262,056
Additional paid-in capital	508,263	91	508,354
Retained earnings	32,651	(1,150)	31,501
Total stockholders' equity	537,894	(1,059)	536,835

	Year ended May 31, 2013
	As previously reported	Adjustments	As revised
Net sales	$342,026	$(110)	$341,916
Cost of sales	173,037	365	173,402
Gross profit	168,989	(475)	168,514
Total operating expenses	161,895	331	162,226
Operating income	7,094	(806)	6,288
Total other income (expense)	(7,737)	(138)	(7,875)
Income (loss) before taxes	(643)	(944)	(1,587)
Income tax benefit (expense)	31	345	376
Net income (loss)	(612)	(599)	(1,211)
Total comprehensive income (loss), net of tax	(872)	(599)	(1,471)

	Year ended May 31, 2013
	As previously reported	Adjustments	As revised
Net cash provided by (used in) operating activities	$26,883	$(231)	$26,652
Net cash provided by (used in) investing activities	(22,238)	—	(22,238)
Net cash provided by (used in) financing activities	(6,286)	—	(6,286)

	As of May 31, 2013
	As previously reported	Adjustments	As revised
Accounts receivable, net of allowances	$47,791	$(110)	$47,681
Inventories	55,062	17	55,079
Prepaid expenses and other	7,554	(269)	7,285
Total current assets	141,516	(362)	141,154
Property, plant and equipment, net	62,650	(259)	62,391
Other assets	5,559	(651)	4,908
Intangible assets, net	214,848	(175)	214,673
Goodwill	355,458	179	355,637
Deferred income taxes, long term	11,007	418	11,425
Total assets	791,584	(850)	790,734
Accounts payable	24,522	(52)	24,470
Accrued liabilities	16,426	(70)	16,356
Total current liabilities	63,437	(122)	63,315
Total liabilities	264,754	(122)	264,632
Retained earnings	29,563	(728)	28,835
Total stockholders' equity	526,830	(728)	526,102

	Year ended May 31, 2012
	As previously reported	Adjustments	As revised
Net sales	$221,787	$130	$221,917
Cost of sales	95,829	779	96,608
Gross profit	125,958	(649)	125,309
Total operating expenses	128,920	297	129,217
Operating income	(2,962)	(946)	(3,908)
Total other income (expense)	(2,320)	806	(1,514)
Income (loss) before taxes	(5,282)	(140)	(5,422)
Income tax expense (benefit)	188	51	239
Net income (loss)	(5,094)	(89)	(5,183)
Total comprehensive income (loss), net of tax	(5,095)	(89)	(5,184)

	Year ended May 31, 2012
	As previously reported	Adjustments	As revised
Net cash provided by (used in) operating activities	$11,497	$105	$11,602
Net cash provided by (used in) investing activities	(176,360)	126	(176,234)
Net cash provided by (used in) financing activities	142,338	—	142,338

	As of May 31, 2012
	As previously reported	Adjustments	As revised
Cash and cash equivalents	$23,508	$231	$23,739
Accounts receivable, net of allowances	48,588	(1,685)	46,903
Prepaid expenses and other	9,826	(23)	9,803
Total current assets	159,238	(1,477)	157,761
Property, plant and equipment, net	55,915	(305)	55,610
Other assets	10,707	(348)	10,359
Intangible assets, net	147,266	97	147,363
Goodwill	308,912	179	309,091
Deferred income taxes, long term	39,198	73	39,271
Total assets	721,769	(1,781)	719,988
Accrued liabilities	18,722	(1,652)	17,070
Total current liabilities	55,422	(1,652)	53,770
Total liabilities	198,249	(1,652)	196,597
Retained earnings	30,175	(129)	30,046
Total stockholders' equity	523,520	(129)	523,391

	Year ended May 31, 2011
	As previously reported	Adjustments	As revised
Net sales	$215,750	$(130)	$215,620
Cost of sales	90,047	—	90,047
Gross profit	125,703	(130)	125,573
Total operating expenses	113,740	(68)	113,672
Operating income	11,963	(62)	11,901
Total other income (expenses)	(1,265)	—	(1,265)
Income (loss) before taxes	10,698	(62)	10,636
Income tax expense (benefit)	(2,581)	22	(2,559)
Net income (loss)	8,117	(40)	8,077
Total comprehensive income (loss), net of tax	8,238	(40)	8,198

	As of May 31, 2011
	As previously reported	Adjustments	As revised
Accounts receivable, net of allowances	$27,141	$(130)	$27,011
Total current assets	194,305	(130)	194,175
Deferred income taxes, long term	5,835	22	5,857
Total assets	437,421	(108)	437,313
Accrued liabilities	13,841	(107)	13,734
Total current liabilities	25,507	(107)	25,400
Total liabilities	31,782	(107)	31,675
Additional paid-in capital	371,393	(13)	371,380
Retained earnings	35,269	11	35,280
Total stockholders' equity	405,639	(2)	405,637

NOTE S — SUBSEQUENT EVENTS (UNAUDITED)

FDA Warning Letter

On November 5, 2014, the Company received a Warning Letter from the FDA relating to observations noted during FDA’s inspection of the Company’s Navilyst Medical facilities located in Marlborough, Massachusetts and Glens Falls, New York in 2014.  The matters raised in the Warning Letter and observations focused on design control processes related to packaging validations and accelerated and real time aging testing in connection with the Company’s fluid management and PICC families of products, inconsistency of a manufacturing product test process used among similar valved PICC products, a particular verification test of valved PICC products and non-conforming product control procedures.  The Company takes these matters seriously and is committed to complying with all applicable laws, regulations and rules in connection with the manufacturing, sale and marketing of its products.  The Company intends to make a comprehensive response to the issues raised in the letter and is committed to working with FDA to resolve all outstanding issues. The Company does not expect this matter will have a material adverse effect on its financial position or results of operations.

Department of Justice Subpoena

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

EndoVention v. AngioDynamics

On November 21, 2014, EndoVention, Inc. filed a complaint in the United States District Court for the Northern District of California, alleging that our AngioVac products infringe two of EndoVention’s patents.  The complaint has not been served.   We believe these allegations are without merit and we intend to defend them vigorously.

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

ANGIODYNAMICS, INC.
Date:	January 7, 2015	By:	/S/ HOWARD W. DONNELLY
Howard W. Donnelly, Chairman of the Board, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 7, 2015	/S/ HOWARD W. DONNELLY
Howard W. Donnelly,
Chairman of the Board, Director

Date:	January 7, 2015	/S/ JOSEPH M. DEVIVO
Joseph M. DeVivo,
Chief Executive Officer (Principal Executive Officer)

Date:	January 7, 2015	/S/ MARK T. FROST
Mark T. Frost,
Executive Vice President—Chief Financial Officer, Treasurer (Principal Financial and Chief Accounting Officer)

Date:	January 7, 2015	/S/ WESLEY E. JOHNSON, JR.
Wesley E. Johnson, Jr.,
Director

Date:	January 7, 2015	/S/ JEFFREY G. GOLD
Jeffrey G. Gold,
Director

Date:	January 7, 2015	/S/ DENNIS S. METENY
Dennis S. Meteny,
Director

Date:	January 7, 2015	/S/ STEVEN R. LAPORTE
Steven R. LaPorte,
Director

Date:	January 7, 2015	/S/ KEVIN J. GOULD
Kevin J. Gould,
Director

Date:	January 7, 2015	/S/ DAVID BURGSTAHLER
David Burgstahler,
Director

Date:	January 7, 2015	/S/ SRIRAM VENKATARAMAN
Sriram Venkataraman,
Director

EXHIBITS

(b)	Exhibits
2.1
Master Separation and Distribution Agreement, effective as of May 2004, between E-Z-EM, Inc. and AngioDynamics, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s registration statement on Form S-1/A, filed with the Commission on May 12, 2004).

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