Form 10-Q
period 2014-11-30
ANGIODYNAMICS INC
filed 2015-01-09
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 2, 2015
Common Stock, par value $.01	35,821,165

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	Nov 30, 2014	Nov 30, 2013	Nov 30, 2014	Nov 30, 2013
Net sales	$92,149	$88,571	$179,480	$172,215
Cost of sales	44,493	43,686	85,999	84,750
Gross profit	47,656	44,885	93,481	87,465
Operating expenses
Research and development	6,069	7,003	12,787	13,712
Sales and marketing	20,983	21,073	41,050	41,036
General and administrative	7,973	6,411	15,296	12,922
Amortization of intangibles	4,061	4,339	8,076	8,623
Change in fair value of contingent consideration	617	940	1,418	1,673
Acquisition, restructuring and other items, net	2,302	2,679	4,966	4,681
Medical device excise tax	1,076	999	2,071	1,975
Total operating expenses	43,081	43,444	85,664	84,622
Operating income	4,575	1,441	7,817	2,843
Other (expenses) income
Interest expense	(793)	(959)	(1,592)	(2,205)
Interest income	1	—	1	—
Other expense	(954)	(832)	(1,979)	(1,551)
Total other expenses, net	(1,746)	(1,791)	(3,570)	(3,756)
Income (loss) before income tax expense (benefit)	2,829	(350)	4,247	(913)
Income tax expense (benefit)	1,491	(89)	2,439	(279)
Net income (loss)	$1,338	$(261)	$1,808	$(634)
Income (loss) per share
Basic	$0.04	$(0.01)	$0.05	$(0.02)
Diluted	$0.04	$(0.01)	$0.05	$(0.02)
Basic weighted average shares outstanding	35,595	35,132	35,475	35,041
Diluted weighted average shares outstanding	36,127	35,132	36,012	35,041
The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands of dollars)

	Three Months Ended		Six Months Ended
	Nov 30, 2014	Nov 30, 2013	Nov 30, 2014	Nov 30, 2013
Net Income (Loss)	$1,338	$(261)	$1,808	$(634)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on interest rate swap	(25)	(522)	156	(203)
Unrealized gain (loss) on marketable securities	29	—	(112)	—
Foreign currency translation gain (loss)	(104)	70	(104)	140
Other comprehensive income (loss), before tax	(100)	(452)	(60)	(63)
Income tax (expense) benefit related to items of other comprehensive income	(1)	193	(16)	75
Other comprehensive income (loss), net of tax	(101)	(259)	(76)	12
Total comprehensive income (loss), net of tax	$1,237	$(520)	$1,732	$(622)
The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Nov 30, 2014	May 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,877	$16,105
Marketable securities	1,698	1,809
Accounts receivable, net of allowances of $2,067 and $1,736, respectively	58,556	61,968
Inventories	75,315	61,234
Deferred income taxes	4,091	4,625
Prepaid income taxes	2,156	510
Prepaid expenses and other	6,753	5,471
Total current assets	163,446	151,722
PROPERTY, PLANT AND EQUIPMENT-AT COST, net	67,552	66,590
OTHER ASSETS	2,741	3,926
INTANGIBLE ASSETS, net	197,362	205,256
GOODWILL	360,473	360,473
DEFERRED INCOME TAXES, long term	7,236	10,403
PREPAID ROYALTIES	521	521
TOTAL ASSETS	$799,331	$798,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$21,969	$32,895
Accrued liabilities	19,177	16,652
Income Taxes Payable	686	689
Current portion of long-term debt	6,250	5,000
Current portion of contingent consideration	9,795	10,918
Other current liabilities	60	599
Total current liabilities	57,937	66,753
LONG-TERM DEBT, revolving credit facility	61,410	46,410
LONG-TERM DEBT, term loan, net of current portion	87,500	91,250
DEFERRED INCOME TAXES, long term	1,146	1,146
Contingent consideration, net of current portion	47,643	56,413
Other long term liabilities	124	84
Total liabilities	255,760	262,056
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued and outstanding 35,759,021 and 35,442,004 shares at November 30, 2014 and May 31, 2014, respectively	358	353
Additional paid-in capital	513,353	508,354
Retained earnings	33,309	31,501
Treasury stock, 142,305 shares, at cost	(2,104)	(2,104)
Accumulated other comprehensive loss	(1,345)	(1,269)
Total stockholders’ equity	543,571	536,835
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$799,331	$798,891
The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Six Months Ended
	Nov 30, 2014	Nov 30, 2013
Cash flows from operating activities:
Net income (loss)	$1,808	$(634)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,999	13,870
Stock based compensation	2,901	2,423
Change in fair value of contingent consideration	1,418	1,673
Deferred income taxes	3,685	1,155
Bad debt expense	345	312
Tax effect on exercise of stock options and issuance of performance shares	—	(146)
Other	(89)	(24)
Amortization of acquired inventory basis step-up	—	75
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,069	(123)
Inventories	(14,081)	(4,351)
Prepaid expenses and other assets	(3,712)	(1,882)
Accounts payable, accrued and other liabilities	(6,138)	3,410
Net cash provided by operating activities	3,205	15,758
Cash flows from investing activities:
Additions to property, plant and equipment	(7,523)	(7,191)
Acquisition of business, net of cash acquired	—	(4,169)
Acquisition of intangible	(250)	(150)
Proceeds from sale or maturity of marketable securities	—	303
Net cash used in investing activities	(7,773)	(11,207)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	15,000	100,000
Proceeds from borrowings on revolving credit facility	—	41,410
Repayment of long-term debt	(2,500)	(143,750)
Deferred financing costs on long-term debt	—	(677)
Payment of contingent consideration previously established in purchase accounting	(11,222)	(9,300)
Proceeds from exercise of stock options and employee stock purchase plan	2,103	1,133
Net cash provided by (used in) financing activities	3,381	(11,184)
Effect of exchange rate changes on cash and cash equivalents	(41)	4
Increase (decrease) in cash and cash equivalents	(1,228)	(6,629)
Cash and cash equivalents at beginning of period	16,105	21,802
Cash and cash equivalents at end of period	$14,877	$15,173
Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for acquisition of intangibles and business	$—	$4,970
Contractual obligations for acquisition of fixed assets	$54	$724
The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2014	35,442,004	$353	$508,354	$31,501	$(1,269)	(142,305)	$(2,104)	$536,835
Net income				1,808				1,808
Exercise of stock options	118,334	2	1,348					1,350
Purchase of common stock under ESPP	62,574	1	750					751
Issuance of performance shares	136,109	2						2
Stock based compensation			2,901					2,901
Other comprehensive loss, net of tax					(76)			(76)
Balance at November 30, 2014	35,759,021	$358	$513,353	$33,309	$(1,345)	(142,305)	$(2,104)	$543,571
The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE A – CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet as of November 30, 2014, the consolidated statement of stockholders’ equity and consolidated statement of cash flows for the six months ended November 30, 2014, the consolidated statements of income and the consolidated statements of comprehensive income for the three and six months ended November 30, 2014 and 2013 have been prepared by us without audit. The consolidated balance sheet as of May 31, 2014 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended November 30, 2014 (and for all periods presented) have been made.
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K/A for the fiscal year ended May 31, 2014, as revised. Our most significant accounting policies are disclosed in Note A to the consolidated financial statements included in the aforementioned Form 10-K/A for the fiscal year ended May 31, 2014. The results of operations in the fiscal periods ended November 30, 2014 and 2013 are not necessarily indicative of the operating results for the respective full fiscal years.
The unaudited interim consolidated financial statements for the three and six months ended November 30, 2014 and November 30, 2013 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.

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
NOTE B – ACQUISITIONS
Acquisition of Clinical Devices
On August 15, 2013 we acquired all the outstanding shares of capital stock of Clinical Devices, B.V., exclusive distributor of our fluid management products in the Netherlands. The stock purchase agreement provided for the payment of $3.7 million in cash at closing, which was subject to a working capital adjustment and $400,000 holdback, plus future earn out consideration payable in cash. Earn out consideration was based on our net sales of the fluid management products during the five quarters following the closing as well as milestone payments for achieving regulatory approvals of certain in process research and development for a next-generation tip location technology. The holdback and net sales amounts were paid in September 2014. The total purchase consideration of $8.7 million included the upfront payment and the estimated fair value of contingent consideration at the time of acquisition of $5.0 million.
Goodwill recorded as a result of the acquisition was approximately $4.8 million and is not deductible for tax purposes. Intangible assets acquired, other than goodwill, totaled approximately $5.1 million, of which $3.6 million has been identified as in-process research and development, $1.4 million as customer relationships (15-year estimated useful life) and $70,000 as trademarks (5-year estimated useful life). We also recorded a deferred tax liability of $1.2 million.
The acquisition has been accounted for as a purchase and, accordingly, we have included the results of operations in the financial statements effective August 15, 2013. The pro forma effects of the acquisition on our income statement and balance sheet were not material.

NOTE C – INVENTORIES
Inventories are stated at lower of cost (using the first-in, first-out method) or market. As of November 30, 2014 and May 31, 2014, inventories consisted of the following:

	Nov 30, 2014	May 31, 2014
		(As revised)
	(in thousands)
Raw materials	$30,000	$24,734
Work in process	11,774	11,992
Finished goods	33,541	24,508
Inventories	$75,315	$61,234

NOTE D – GOODWILL AND INTANGIBLE ASSETS
Intangible assets other than goodwill and indefinite lived intangible assets are amortized over their estimated useful lives, which range between three and fifteen years, on either a straight-line basis or proportionately to the benefit being realized. We periodically review the estimated useful lives of our intangible assets and review such assets for impairment, based on estimated future cash flows, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
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
Adjustments to goodwill for the six months ended November 30, 2014 are as follows (in thousands of dollars):

Balance, May 31, 2014	$360,473
—
Balance, November 30, 2014	$360,473
As of November 30, 2014 and May 31, 2014, intangible assets consisted of the following:

	November 30, 2014
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$150,288	$(37,430)	$112,858	10.3
Customer relationships	86,347	(40,523)	45,824	12.0
Trademark-NAMIC	28,600	—	28,600	Indefinite
Licenses	7,702	(5,288)	2,414	8.1
Trademarks	6,345	(2,279)	4,066	8.0
In-process R&D acquired	3,600	—	3,600	Indefinite
Distributor relationships	900	(900)	—	3.0
	$283,782	$(86,420)	$197,362

	May 31, 2014
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$150,298	$(32,930)	$117,368	10.2
Customer relationships	86,645	(37,848)	48,797	11.9
Trademark-NAMIC	28,600	—	28,600	Indefinite
In process R&D acquired	3,600	—	3,600	Indefinite
Licenses	7,639	(5,211)	2,428	8.4
Trademarks	6,345	(1,882)	4,463	8.0
Distributor relationships	900	(900)	—	3.0
	$284,027	$(78,771)	$205,256

NOTE E – ACCRUED LIABILITIES
As of November 30, 2014 and May 31, 2014, accrued liabilities consisted of the following:

	Nov 30, 2014	May 31, 2014
		As revised
	(in thousands)
Payroll and related expenses	$8,797	$8,114
Royalties	2,343	2,620
Accrued severance	1,020	765
Sales and franchise taxes	1,398	1,327
Interest rate swap liability	400	555
Other	5,219	3,271
Total	$19,177	$16,652

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
On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Former Credit Agreement. As of November 30, 2014, $93.8 million and $61.4 million were outstanding under the Term Facility and Revolving Facility, respectively. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated adjusted EBITDA minus consolidated capital expenditures to consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated adjusted EBITDA of not greater than 3.75 to 1.00. We were in compliance with both covenants as of November 30, 2014.

NOTE G - INCOME TAXES
The following table presents the components of income tax expense(benefit) for the three and six months ended November 30, 2014 and 2013 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	Nov 30, 2014	Nov 30, 2013	Nov 30, 2014	Nov 30, 2013
		(As revised)		(As revised)
Income tax expense (benefit) based on income (loss) from continuing operations at estimated tax rates of 40.9% and 38.8% for the three and six months ended November 30, 2014 and 2013, respectively	$1,140	$(150)	$1,738	$(354)
Discrete tax expense (benefit):
Adjustment for elimination of the ASC 718 APIC pool	330	61	685	61
Adjustments to prior period tax liabilities	21	—	16	14
Total income tax expense (benefit)	$1,491	$(89)	$2,439	$(279)
The second quarter estimated effective tax rate prior to discrete items was 40.9% in 2014, as compared to 38.8% for the same period in 2013.
Our ASC 718 APIC pool was depleted in the quarter ended November 30, 2014. Prior to its depletion, the APIC pool was reduced when share-based compensation cost previously recognized by us was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting. Due to its depletion we recorded a discrete tax expense of $330 thousand and $61 thousand in the second quarters of fiscal 2015 and 2014, respectively.

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
During the fiscal third quarter of 2014, The Tax Increase Prevention Act of 2014 (H.R. 5771) was enacted and retroactively extended the research credit from January 1, 2014 to December 31, 2014. Accordingly, the retroactive benefit related to this renewal will be reflected in our third quarter results.

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

For the quarters ended November 30, 2014 and 2013, share-based payment expense was $1.5 million and $1.3 million, respectively.

In the second quarter of fiscal year 2015 and 2014, the company granted stock options and restricted stock units under the 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of our shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.

In the first quarter of fiscal year 2015 and the second quarter of 2014, the company granted performance share awards under the 2004 Plan to certain employees. The awards may be earned by achieving relative performance levels over the three year requisite service period. The performance criteria are based on the total shareholder return ("TSR") of the company's common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards are based on the closing trading value of our shares on the date of grant and use a Monte Carlo simulation model.

As of November 30, 2014, there were $13.3 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The company has sufficient shares to satisfy expected share-based payment arrangements.

NOTE I – EARNINGS PER SHARE
Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. In addition, diluted earnings per share include the dilutive effect of potential common stock consisting of stock options, restricted stock units and performance stock units, provided that the inclusion of such securities is not antidilutive. In periods with a net loss, stock options and restricted stock units are not included in the computation of basic loss per share as the impact would be anti-dilutive.
The following table reconciles basic to diluted weighted-average shares outstanding for the three and six months ended November 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	Nov 30, 2014	Nov 30, 2013	Nov 30, 2014	Nov 30, 2013
Basic	35,595	35,132	35,475	35,041
Effect of dilutive securities	532	—	537	—
Diluted	36,127	35,132	36,012	35,041

Excluded from the calculation of diluted earnings per common share are stock options issued to employees and non-employees to purchase 0.8 million shares and 0.9 million shares of common stock for the three and six months ended November 30, 2014, respectively, as their inclusion would be antidilutive. For the three and six months ended November 30, 2013 options and restricted stock awards issued to employees and non-employees to purchase 2.3 million shares and 2.7 million shares of common stock, respectively, were also excluded as their inclusion would have been antidilutive.

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
The table below summarizes net sales by product category (in thousands of dollars):

	Three Months Ended		Six Months Ended
	Nov 30, 2014	Nov 30, 2013	Nov 30, 2014	Nov 30, 2013
		As revised		As revised
Net sales
Peripheral Vascular	$49,440	$48,815	$96,801	$94,360
Vascular Access	27,968	25,571	54,393	50,854
Oncology/Surgery	13,634	12,557	25,996	23,724
Supply Agreement	1,107	1,628	2,290	3,277
Total	$92,149	$88,571	$179,480	$172,215

The table below presents net sales by geographic area based on external customer location (in thousands of dollars):

	Three Months Ended		Six Months Ended
	Nov 30, 2014	Nov 30, 2013	Nov 30, 2014	Nov 30, 2013
		As revised		As revised
Net sales
United States	$72,058	$69,485	$140,438	$136,652
International	18,984	17,458	36,752	32,286
Supply Agreement	1,107	1,628	2,290	3,277
Total	$92,149	$88,571	$179,480	$172,215

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2014 and May 31, 2014 (in thousands of dollars):

	Fair Value Measurements using inputs considered as:			Fair Value at November 30, 2014
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$1	$—	$—	$1
Total	$1	$—	$—	$1
Marketable securities
U.S. government agency obligations	$—	$—	$1,698	$1,698
Total	—	—	1,698	1,698
Total Financial Assets	$1	$—	$1,698	$1,699
Financial Liabilities
Interest rate swap agreements	$—	$400	$—	$400
Contingent liability for acquisition earn out	—	—	57,438	57,438
Total Financial Liabilities	$—	$400	$57,438	$57,838

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2014
	Level 1	Level 2	Level 3
Financial Assets			As revised	As revised
Cash equivalents
Money market funds	$445	$—	$—	$445
Total	$445	$—	$—	$445
Marketable securities
U.S. government agency obligations	$—	$—	$1,809	$1,809
Total	—	—	1,809	1,809
Total Financial Assets	$445	$—	$1,809	$2,254
Financial Liabilities
Interest rate swap agreements	$—	$555	$—	$555
Contingent liability for acquisition earn out	—	—	67,331	67,331
Total Financial Liabilities	$—	$555	$67,331	$67,886
There were no transfers in and out of Level 1, 2 and 3 measurements for the six months ended November 30, 2014.

The table below presents the components of Level 3 fair value instruments as of November 30, 2014 (in thousands of dollars):

	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		As revised
Balance, May 31, 2014	$1,809	$67,331
Earnings revaluation expense - included in earnings	—	1,418
Currency (gain) loss	—	(89)
Included in other comprehensive income	(111)	—
Contingent consideration - Microsulis	—	(11,222)
Balance, November 30, 2014	$1,698	$57,438
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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of November 30, 2014 (in thousands of dollars):

	Fair value at	Valuation
	Nov 30, 2014	Technique	Unobservable Input	Range
Revenue based payments	$54,160	Discounted cash flow	Discount rate	4%-10%
			Probability of payment	75-100%
			Projected fiscal year of payment	2016 - 2022
Milestone based payments	3,278	Discounted cash flow	Discount rate	16%-20%
			Probability of payment	75-100%
			Projected fiscal year of payment	2017
Total	$57,438
At November 30, 2014, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $67.7 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2016 to 2022 in order for the associated consideration to be paid.
The fair value of contingent milestone payments associated with the acquisitions was analyzed as of November 30, 2014 and $47.6 million was reflected in “Contingent consideration, net of current portion” and $9.8 million was reflected in “Current portion of contingent consideration” on the consolidated balance sheet.

The following table provides a reconciliation of the beginning and ending balances of contingent milestone payments measured at fair value that used significant unobservable inputs (Level 3) (in thousands of dollars):

		Total Contingent Consideration
		As revised
Beginning balance -	May 31, 2014	$67,331
Contingent payments		(11,222)
Earnings revaluation expense		1,418
Currency (gain) loss		(89)
Ending balance -	November 30, 2014	$57,438

NOTE L – MARKETABLE SECURITIES
Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. As of November 30, 2014 and May 31, 2014, we had $1.7 million and $1.8 million, respectively, in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.
As of November 30, 2014 and May 31, 2014, marketable securities consisted of the following (in thousands of dollars):

As of November 30, 2014	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sales securities
U.S. government agency obligations	$1,825	$—	$(127)	$1,698
	$1,825	$—	$(127)	$1,698

As of May 31, 2014	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sales securities
U.S. government agency obligations	$1,825	$—	$(16)	$1,809
	$1,825	$—	$(16)	$1,809

NOTE M – COMMITMENTS AND CONTINGENCIES

Legal Proceedings
The Company is involved in various legal proceedings, including commercial, intellectual property, product liability, regulatory and environmental matters of a nature considered normal for its business. The Company accrues for amounts related to these matters if it is probable that a liability has been incurred, and an amount can be reasonably estimated. The Company discloses such matters when there is at least a reasonable possibility that a material loss may have been incurred. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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
In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortuously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. The defendants have appealed this judgment.
August 29, 2013, we became co-plaintiffs in an adversary proceeding in the United States Bankruptcy Court for the District of New Jersey entitled Cyganowski, Trustee, et al. v. Biolitec U.S., Inc., et al. In this action, we assert claims of conversion, unjust enrichment, tortious interference, and unfair competition against various biolitec entities for alleged violation of Bankruptcy Court settlement and sale orders under which we acquired certain assets of Biolitec, Inc. On September 3, 2013, we, along with our co-plaintiff, obtained a temporary restraining order against the defendants in this action. The restraining order is still in place and the Bankruptcy Court is currently considering our request for permanent injunctive relief.
C.R. Bard, Inc. v. AngioDynamics, Inc.
On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by Bard. Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office ("PTO") which seek to invalidate all three patents asserted in the litigation. Our petitions have been granted and 40 of 41 patent claims have been and remain rejected. The Patent Office has issued a Final Rejection of all the claims subject to reexamination and Bard has filed appeals. The parties are currently in the midst of the briefing process for these appeals. The case has been stayed pending final resolution of the PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

Regulatory Matter

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

NOTE O – RESTRUCTURING
During the three and six months ended November 30, 2014 we initiated a restructuring of finance, R&D and S&M organizations to improve our profitability. As part of the restructuring, we recorded $0.1 million and $1.1 million of severance expense, respectively, which is included in “Acquisition, restructuring and other items, net” in the statements of income.

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
Forward-Looking Statements

This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from our expectations. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, as well as our ability to integrate purchased businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the SEC, including our Form 10-K/A for the fiscal year ended May 31, 2014.
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
We sell our products in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. For the three months ended November 30, 2014 and 2013, approximately 21% and 20%, respectively, of our net sales were from markets outside the United States.
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
Results of Operations for the Three Months ended November 30, 2014 and November 30, 2013
For the three months ended November 30, 2014, we reported net income of $1.3 million, or $0.04 per diluted share, on net sales of $92.1 million, compared with a net loss of $261 thousand, or $(0.01) per share, on net sales of $88.6 million during the same quarter of the prior year.
The table below presents certain operating data as a percentage of net sales:

	Three Months Ended
	Nov 30, 2014	Nov 30, 2013
		As revised
Net sales	100.0%	100.0%
Gross profit	51.7%	50.7%
Research and development	6.6%	7.9%
Sales and marketing	22.8%	23.8%
General and administrative	8.7%	7.2%
Amortization of intangibles	4.4%	4.9%
Change in fair value of contingent consideration	0.7%	1.1%
Acquisition, restructuring and other items, net	2.5%	3.0%
Medical device excise tax	1.2%	1.1%
Operating income	5.0%	1.6%
Other income (expenses)	(1.9)%	(2.0)%
Income taxes	1.6%	(0.1)%
Net income (loss)	1.5%	(0.3)%
Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns. For the three months ended November 30, 2014, net sales increased $3.6 million to $92.1 million compared to the same period in the prior year. Our sales grew in all product lines and in both the U.S. and International markets. This growth was partially offset by decreased sales through our supply agreement arrangement.
From a product line perspective, Peripheral Vascular sales increased $0.6 million or 1% from the prior year period to $49.4 million. This increase was primarily attributable to the AngioVac product line. Vascular Access sales were $28.0 million, an increase of $2.4 million or 9% from the prior year period. This increase is attributable to increased sales of our Bioflo family of products, and specifically our port products. Oncology/Surgery sales were $13.6 million, an increase of 9% from prior year quarter sales of $12.6 million, primarily due to increased sales of our microwave and NanoKnife products.
From a geographic perspective, U.S. sales increased $2.6 million or 4% during the second three months of fiscal 2015 to $72.1 million when compared to the same period in the prior year. This increase was primarily attributable to increased sales of AngioVac and Bioflo products. International sales were $19.0 million in the fiscal second quarter of 2015, an increase of 9% from $17.5 million in the comparable prior year period. The increase is attributable to increased sales of Nanoknife and

Vascular Access products. Our supply agreement arrangement, which we do not include in either the U.S. or International geographic sales, declined 32.0% to $1.1 million from $1.6 million in the prior year period.
Changes in sales are driven primarily by increases in volume.
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales increased from 50.7% in the prior year period to 51.7% during the three months ended November 30, 2014. The increase is largely attributable to improved operating efficiencies and a more profitable mix of products sold created by our growth drivers.
Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. For both the three months ended November 30, 2014 and 2013, R&D expenses were $6.1 million and $7.0 million, respectively. As a percentage of net sales, R&D expenses were 6.6% and 7.9% for the second quarters of fiscal years 2015 and 2014, respectively. The decrease in R&D costs relates to savings generated by restructuring activities in the first quarter of fiscal 2015, as well as timing of projects.
Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. S&M expenses decreased $0.1 million during the three months ended November 30, 2014 to $20.1 million when compared to the same period in the prior year. As a percentage of net sales, S&M expenses decreased to 22.8% in the fiscal second quarter of 2015, from 23.8% for the prior year period.
General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses increased $1.6 million, or 24.4%, to $8.0 million when compared to the same period in the prior year. G&A expenses increased to 8.7% of net sales from 7.2% in the prior year period. The increase is primarily a result of costs associated with the implementation of our ERP system and stock-based compensation.
Amortization of intangibles - Amortization of intangibles decreased $0.2 million to $4.1 million during the period.
Change in fair value of contingent consideration - The second quarter of fiscal 2015 included accretion of $0.6 million in the change in fair value of the contingent consideration associated with the business acquisitions compared with $0.9 million in the prior year period.
Acquisition, restructuring and other items, net - The second quarter of fiscal 2015 included Acquisition, restructuring and other items, net expenses of $2.3 million compared to $2.7 million in the prior year period, which primarily consistent of costs associated with our operational excellence program, litigation expense, and restructuring in our finance and international S&M organizations.
Medical device excise tax - The second quarter of fiscal 2015 and 2014 included $1.1 million and $1.0 million, respectively, attributable to the Medical Device Excise Tax.
Operating income - During the three months ended November 30, 2014, operating income increased $3.1 million to $4.6 million. As a percentage of sales, operating income was 5.0% and 1.6% for the three months ended November 30, 2014 and 2013, respectively.
Other expenses - Other expenses for the three months ended November 30, 2014 and 2013 were $1.7 million and $1.8 million, respectively.
Income taxes - Our effective tax rate including discrete items was 53% for the second fiscal quarter of 2015 compared with a 25% effective tax rate benefit for the prior year period. The current quarter reflects no benefit from the expired R&D tax credit. The prior year quarter reflects a seven month benefit from the R&D tax credit that had previously expired on December 31, 2013 and a benefit from lower tax rates applicable to our foreign operations, partially offset by non-deductible interest expense on contingent payments.
In addition, our ASC 718 APIC pool was fully depleted in the quarter ended November 30, 2014 and 2013. Prior to its depletion, the APIC pool was reduced when share-based compensation cost previously recognized was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting. Due to its depletion, we recorded a discrete tax expense of $330 thousand and $61 thousand in the three months ended November 30, 2014 and 2013, respectively.
During the fiscal third quarter of 2014, The Tax Increase Prevention Act of 2014 (H.R. 5771) was enacted and retroactively extended the research credit from January 1, 2014 to December 31, 2014. Accordingly, the retroactive benefit related to this renewal will be reflected in our third quarter results.
Net income (loss) - For the three months ended November 30, 2014, we reported net income of $1.3 million, compared to a net loss of $0.3 million for the same period in the prior year.
Results of Operations for the Six Months ended November 30, 2014 and November 30, 2013
For the six months ended November 30, 2014, we reported net income of $1.8 million, or $0.05 per diluted share, on net sales of $179.5 million, compared with a net loss of $634 thousand, or $(0.02) per share, on net sales of $172.2 million during the same period of the prior year.
The table below presents certain operating data as a percentage of net sales:

	Six Months Ended
	Nov 30, 2014	Nov 30, 2013
		As revised
Net sales	100.0%	100.0%
Gross profit	52.1%	50.8%
Research and development	7.1%	8.0%
Sales and marketing	22.9%	23.8%
General and administrative	8.5%	7.5%
Amortization of intangibles	4.5%	5.0%
Change in fair value of contingent consideration	0.8%	1.0%
Acquisition, restructuring and other items, net	2.8%	2.7%
Medical device excise tax	1.2%	1.1%
Operating income	4.4%	1.7%
Other income (expenses)	(2.0)%	(2.2)%
Income taxes	1.4%	(0.2)%
Net income (loss)	1.0%	(0.4)%
Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns. For the six months ended November 30, 2014, net sales increased $7.3 million to $179.5 million when compared to the same period in the prior year. Our sales grew in all product lines and in both the U.S. and International markets. This growth was partially offset by decreased sales through our supply agreement arrangement.
From a product line perspective, Peripheral Vascular sales increased $2.4 million or 3% from the prior year period to $96.8 million. This increase was primarily attributable to the AngioVac product line. Vascular Access sales were $54.4 million, an increase of $3.5 million or 7% from the prior year period. This increase is attributable to increased sales of our Bioflo family of products, and specifically our port products. Oncology/Surgery sales were $26.0 million, an increase of 10% from prior year period sales of $23.7 million, led by increased sales of our NanoKnife products.
From a geographic perspective, U.S. sales increased $3.8 million or 3% during the first six months of fiscal 2015 to $140.4 million when compared to the same period in the prior year. This increase was primarily attributable to increased sales of AngioVac and port products. International sales were $36.8 million in the first six months of fiscal 2015, an increase of 14% from $32.3 million in the comparable prior year period. The increase is attributable to increased sales of fluid management, microwave and Nanoknife. Our supply agreement arrangement, which we do not include in either the U.S. or International geographic sales, declined 30% to $2.3 million from $3.3 million in the prior year period.

Changes in sales are driven primarily by increases in volume.
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales increased from 50.8% in the prior year period to 52.1% during the six months ended November 30, 2014. The increase is largely attributable to improved operating efficiencies and a more profitable mix of products sold created by our growth drivers.
Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. For the six months ended November 30, 2014 and 2013, R&D expenses were $12.8 million and $13.7 million, respectively. As a percentage of net sales, R&D expenses were 7.1% and 8.0% for the first six months of fiscal years 2015 and 2014, respectively. The decrease in R&D costs relates to savings generated by restructuring activities in the first quarter of fiscal 2015, as well as timing of projects.
Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. S&M expenses remained consistant during the six months ended November 30, 2014 and 2013. As a percentage of net sales, S&M expenses decreased to 22.9% in the first six months of fiscal 2015, from 23.8% for the prior year period.
General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses increased $2.4 million, or 18.4% for the six months ended November 30, 2014, to $15.3 million when compared to the same period in the prior year. G&A expenses increased to 8.5% of net sales from 7.5% in the prior year period. The increase is primarily a result of costs associated with the implementation of our ERP system and stock-based compensation.
Amortization of intangibles - Amortization of intangibles decreased $0.5 million to $8.1 million during the period.
Change in fair value of contingent consideration - The first six months of fiscal 2015 included accretion of $1.4 million in the change in fair value of the contingent consideration associated with the business acquisitions compared with $1.7 million in the prior year period.
Acquisition, restructuring and other items, net - The first six months of fiscal 2015 included Acquisition, restructuring and other items, net expenses of $5.0 million compared to $4.7 million in the prior year period, which primarily consisted severance expense related to the reorganization of our International S&M organization, costs related to our operational excellence program and litigation expense and other items.
Medical device excise tax - The first six months of fiscal 2015 and 2014 included $2.1 million and $2.0 million, respectively, attributable to the Medical Device Excise Tax.
Operating income - During the six months ended November 30, 2014, operating income increased $5.0 million to $7.8 million. As a percentage of sales, operating income was 4.4% and 1.7% for the six months ended November 30, 2014 and 2013, respectively.
Other expenses - Other expenses for the six months ended November 30, 2014 and 2013 were $3.6 million and $3.8 million, respectively.
Income taxes . Our effective tax rate including discrete items was 58% for the first six months of fiscal 2015 compared with 31% benefit for the prior year period. The current period reflects no benefit from the expired R&D tax credit.
The prior year period reflects a seven month benefit from the R&D tax credit that expired on December 31, 2013 and a benefit from lower tax rates in foreign jurisdictions in which we operate, offset by non-deductible interest expense related to contingent payments.
In addition, our ASC 718 APIC pool was fully depleted in the six months ended November 30, 2014 and 2013. Prior to its depletion, the APIC pool was reduced when share-based compensation cost previously recognized was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting. Due to its depletion, we recorded a discrete tax expense of $684 thousand and $61 thousand in the six months ended November 30, 2014 and 2013, respectively.
During the fiscal third quarter of 2014, The Tax Increase Prevention Act of 2014 (H.R. 5771) was enacted and retroactively extended the research credit from January 1, 2014 to December 31, 2014. Accordingly, the retroactive benefit related to this renewal will be reflected in our third quarter results.
Net income (loss) - For the six months ended November 30, 2014, we reported net income of $1.8 million, compared to a net loss of $0.6 million for the same period in the prior year.
Liquidity and Capital Resources
Our cash and cash equivalents totaled $14.9 million as of November 30, 2014, compared with $16.1 million as of May 31, 2014. Marketable securities totaled $1.7 million and $1.8 million as of November 30, 2014 and May 31, 2014, respectively, and consist of auction rate securities. As of November 30, 2014, total debt was $155 million primarily comprised of short and long-term bank debt. The fair value of contingent milestone payments as of November 30, 2014 was $57.4 million.
The table below summarizes our cash flows for the six months ended November 30, 2014 and 2013 (in thousands of dollars):

	Six Months Ended
	Nov 30, 2014	Nov 30, 2013
		As revised
Cash provided by (used in):
Operating activities	$3,205	$15,758
Investing activities	(7,773)	(11,207)
Financing activities	3,381	(11,184)
Effect of exchange rate changes on cash and cash equivalents	(41)	4
Net change in cash and cash equivalents	$(1,228)	$(6,629)
Net cash provided by operating activities during the six months ended November 30, 2014 and 2013 was $3.2 million and $15.8 million, respectively. Cash provided by operating activities during the six months ended November 30, 2014, was primarily the result of an increase of $2.5 million in tax deferrals, increases in non-cash expenses such as share based compensation in the six month period ended November 30, 2014 compared to the prior year period. During the six months ended November 30, 2014 we experienced cash outflows due to increased inventories coupled with a reduction in accounts payable and accrued liabilities partially offset by a decrease in accounts receivable.
Net cash used in investing activities during the six months ended November 30, 2014 and 2013 was $7.8 million and $11.2 million, respectively. The net cash used in investing activities for the current year period consisted primarily of fixed asset additions. The prior year use of cash consisted primarily of the Clinical Devices acquisition and fixed asset additions.
Net cash provided by (used in) financing activities during the six months ended November 30, 2014 and 2013 was $3.4 million and ($11.2) million, respectively. The current year period consisted primarily of borrowings on the revolver and proceeds from the exercise of stock options and purchases related to our employee stock purchase plan, offset by a scheduled debt payment and payment of contingent consideration related to the acquisition of Microsulis .
Our contractual obligations and their effect on liquidity and cash flows have not changed substantially from that disclosed in our Annual Report on Form 10-K/A for our fiscal year ended May 31, 2014.
We believe that our current cash and investment balances, together with cash generated from operations and our remaining revolving credit facility capacity of $38.6 million as of November 30, 2014, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.

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
The majority of our sales have historically been denominated in United States dollars. Although not significant, we transact sales in other currencies, particularly the Euro, British pound and Canadian dollar. We currently have limited direct foreign currency exchange risk.
Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities primarily of less than two years. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and marketable securities and therefore affect our cash flows and results of operations. We hold investments in auction rate securities (“ARS”) in order to generate higher than typical money market investment income. ARS typically are high credit quality, generally achieved with municipal bond insurance and credit risk is eased by the historical track record of bond insurers, which back a majority of this market.

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
Under the supervision of our Company’s Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of our disclosure controls and procedures as of August 31, 2014. At the time our Annual Report on Form 10-K/A for the year ended May 31, 2014 was filed on August 14, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2014. Subsequent to that evaluation, in assessing the control deficiencies that contributed to the immaterial error corrections described in Note A and Note P which were identified during our financial close process for the period ended August 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2014 and November 30, 2014 because of the material weaknesses in our internal control over financial reporting described below.
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

These material weaknesses resulted in the revision to our previously reported interim and annual financial statements for the fiscal year ended May 31, 2014 and for the fiscal years ended May 31, 2013, 2012, and 2011, as described in Note P of this Quarterly Report. Accordingly, the Company amended its Annual Report on Form 10-K for the year ended May 31, 2014 to reflect the conclusion by the Company's management that internal control over financial reporting and disclosure controls and procedures were not effective as of May 31, 2014.
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

As part of this plan, the following steps were taken during our first six months of our fiscal year ended May 31, 2015:

•
Hired additional full-time and temporary accounting resources with appropriate levels of experience, including a new Global Controller, Assistant Controller and Senior Accounting Manager to drive improvement of and oversee day-to-day accounting activities.

•	Implemented an account reconciliation policy.

•	Added financial planning and analysis resources to strengthen to overall internal control environment.

•
Commenced a detailed review of our ERP to identify opportunities to improve the accuracy of routine transaction processing, specifically with respect to accounting transactions related to purchasing and payables.

Changes in Internal Control over Financial Reporting
Other than items described above related to steps taken under our remediation plan during the quarter, there was no change in our internal control over financial reporting in the six months ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortuously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. The defendants have appealed this judgment.
August 29, 2013, we became co-plaintiffs in an adversary proceeding in the United States Bankruptcy Court for the District of New Jersey entitled Cyganowski, Trustee, et al. v. Biolitec U.S., Inc., et al. In this action, we assert claims of conversion, unjust enrichment, tortious interference, and unfair competition against various biolitec entities for alleged violation of Bankruptcy Court settlement and sale orders under which we acquired certain assets of Biolitec, Inc. On September 3, 2013, we, along with our co-plaintiff, obtained a temporary restraining order against the defendants in this action. The restraining order is still in place and the Bankruptcy Court is currently considering our request for permanent injunction relief.
C.R. Bard, Inc. v. AngioDynamics, Inc.
On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on patents held by Bard. Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office (PTO) which seek to invalidate all three patents asserted in the litigation. Our petitions have been granted and 40 of 41 patent claims have been and remain rejected. The Patent Office has issued a Final Rejection of all the claims subject to reexamination and Bard has filed appeals. The parties are currently in the midst of the briefing process for these appeals. The case has been stayed pending final resolution of the PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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
In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K/A for our fiscal year ended May 31, 2014 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk. There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K/A, except for the following related to our internal controls:

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
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended November 30, 2014:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
September 1 - September 30, 2014	3,136	$13.54	—	—
October 1 - October 31, 2014	—	—	—	—
November 1 - November 30, 2014	1,392	$17.06	—	—
Total	4,528	$14.62	—	—

(1)
The company repurchased 4,528 shares during the three months ended November 30, 2014 from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

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

ANGIODYNAMICS, INC.
(Registrant)

Date:	January 9, 2015	/ S / JOSEPH M. DEVIVO
Joseph M. DeVivo, President, Chief Executive Officer (Principal Executive Officer)

Date:	January 9, 2015	/ S / MARK T. FROST
Mark T. Frost, Executive Vice President, Chief Financial Officer (Principal Financial and Chief Accounting Officer)