Form 10-K/A
period 2014-05-31
ANGIODYNAMICS INC
filed 2015-01-12
CIK 1275187

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
We are filing this Amendment No. 2 (this “Amendment” or “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 to amend the Company’s previously filed Annual Report on Form 10-K for the year ended May 31, 2014 (the “Original Form 10-K”) as originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2014 and as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on January 8, 2015 (as so amended, the “Form 10-K”).  The Amendment is being filed solely to refile Amendment No. 1 on Form 10-K/A to correct an administrative error which resulted in the filing of an incorrect version of the Exhibits listed below.

Exhibit 23                 Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
Exhibit 31.1              Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2              Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1              Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2              Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
The correct Exhibits are included in this Amendment and no other changes are being made to the body of the amendment. The below explanatory note describes Amendment No. 1 on Form 10-K/A.
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