Form 10-Q
period 2015-02-28
ANGIODYNAMICS INC
filed 2015-04-09
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 6, 2015
Common Stock, par value $.01	35,917,738

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	Feb 28, 2015	Feb 28, 2014	Feb 28, 2015	Feb 28, 2014
Net sales	$86,597	$88,150	$266,077	$260,365
Cost of sales	48,746	43,357	134,745	128,107
Gross profit	37,851	44,793	131,332	132,258
Operating expenses
Research and development	6,855	7,045	19,642	20,757
Sales and marketing	19,355	20,700	60,405	61,736
General and administrative	6,917	6,445	22,213	19,542
Amortization of intangibles	5,106	4,248	13,182	12,696
Change in fair value of contingent consideration	(10,044)	(4,154)	(8,626)	(2,481)
Acquisition, restructuring and other items, net	18,779	3,016	23,745	7,697
Medical device excise tax	1,034	980	3,105	2,955
Total operating expenses	48,002	38,280	133,666	122,902
Operating income (loss)	(10,151)	6,513	(2,334)	9,356
Other (expenses) income
Interest expense	(859)	(917)	(2,451)	(3,122)
Interest income	2	—	3	—
Other expense	(971)	(1,053)	(2,950)	(2,604)
Total other expenses, net	(1,828)	(1,970)	(5,398)	(5,726)
Income (loss) before income tax expense (benefit)	(11,979)	4,543	(7,732)	3,630
Income tax expense (benefit)	(7,717)	28	(5,278)	(251)
Net income (loss)	$(4,262)	$4,515	$(2,454)	$3,881
Income (loss) per share
Basic	$(0.12)	$0.13	$(0.07)	$0.11
Diluted	$(0.12)	$0.13	$(0.07)	$0.11
Basic weighted average shares outstanding	35,755	35,184	35,568	35,088
Diluted weighted average shares outstanding	35,755	35,704	35,568	35,372
The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	Feb 28, 2015	Feb 28, 2014	Feb 28, 2015	Feb 28, 2014
Net Income (Loss)	$(4,262)	$4,515	$(2,454)	$3,881
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on interest rate swap	133	132	289	(71)
Unrealized gain (loss) on marketable securities	(17)	(18)	(129)	(18)
Foreign currency translation gain (loss)	(624)	106	(728)	246
Other comprehensive income (loss), before tax	(508)	220	(568)	157
Income tax (expense) benefit related to items of other comprehensive income	(43)	(42)	(59)	33
Other comprehensive income (loss), net of tax	(551)	178	(627)	190
Total comprehensive income (loss), net of tax	$(4,813)	$4,693	$(3,081)	$4,071
The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Feb 28, 2015	May 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,704	$16,105
Marketable securities	1,682	1,809
Accounts receivable, net of allowances of $2,339 and $1,736 respectively	57,770	61,968
Inventories	68,710	61,234
Deferred income taxes	2,638	4,625
Prepaid income taxes	1,929	510
Prepaid expenses and other	4,859	5,471
Total current assets	157,292	151,722
Property, plant and equipment - at cost, net	58,295	66,590
Other assets	4,060	4,447
Intangible assets, net	186,547	205,256
Goodwill	360,473	360,473
Deferred income taxes, long-term	16,469	10,403
TOTAL ASSETS	$783,136	$798,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$21,696	$32,895
Accrued liabilities	19,946	17,251
Income Taxes Payable	677	689
Current portion of long-term debt	7,500	5,000
Current portion of contingent consideration	9,868	10,918
Total current liabilities	59,687	66,753
Long-term debt, net of current portion	141,410	137,660
Deferred income taxes, long-term	1,146	1,146
Contingent consideration, net of current portion	37,137	56,413
Other long-term liabilities	—	84
Total liabilities	239,380	262,056
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 45,000,000 shares authorized; issued 36,023,413 and 35,442,004 shares and outstanding 35,881,108 and 35,299,699 shares at February 28, 2015 and May 31, 2014, respectively	360	353
Additional paid-in capital	518,349	508,354
Retained earnings	29,047	31,501
Treasury stock, 142,305 shares, at cost	(2,104)	(2,104)
Accumulated other comprehensive loss	(1,896)	(1,269)
Total stockholders’ equity	543,756	536,835
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$783,136	$798,891
The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Nine Months Ended
	Feb 28, 2015	Feb 28, 2014
Cash flows from operating activities:
Net income (loss)	$(2,454)	$3,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,776	21,113
Stock based compensation	4,389	4,022
Change in fair value of contingent consideration	(8,626)	(2,481)
Deferred income taxes	(4,138)	1,700
Impairment loss on indefinite-lived intangible assets	6,400	—
Impairment loss on fixed and other long-term assets	9,188	—
Bad debt expense	659	281
Tax effect on exercise of stock options and issuance of performance shares	—	(146)
Amortization of acquired inventory basis step-up	—	150
Other	(70)	(50)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,535	(9,668)
Inventories	(7,476)	(3,491)
Prepaid expenses and other assets	(2,319)	(2,958)
Accounts payable, accrued and other liabilities	(6,428)	2,821
Net cash provided by operating activities	15,436	15,174
Cash flows from investing activities:
Additions to property, plant and equipment	(11,038)	(9,003)
Acquisition of business, net of cash acquired	—	(4,169)
Acquisition of intangibles	(1,004)	(180)
Purchases of marketable securities	—	(25)
Proceeds from sale or maturity of marketable securities	—	353
Net cash used in investing activities	(12,042)	(13,024)
Cash flows from financing activities:
Proceeds from issuance of and borrowings on long-term debt	15,000	141,410
Repayment of long-term debt	(8,750)	(145,000)
Deferred financing costs on long-term debt	—	(677)
Payment of contingent consideration previously established in purchase accounting	(11,222)	(14,597)
Proceeds from exercise of stock options and employee stock purchase plan	5,613	2,208
Net cash provided by (used in) financing activities	641	(16,656)
Effect of exchange rate changes on cash and cash equivalents	(436)	86
Increase (decrease) in cash and cash equivalents	3,599	(14,420)
Cash and cash equivalents at beginning of period	16,105	21,802
Cash and cash equivalents at end of period	$19,704	$7,382
Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for acquisition of intangibles and business	$349	$4,970
Contractual obligations for acquisition of fixed assets	$211	$1,200
The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2014	35,442,004	$353	$508,354	$31,501	$(1,269)	(142,305)	$(2,104)	$536,835
Net income (loss)				(2,454)				(2,454)
Exercise of stock options	321,134	3	4,192					4,195
Purchase of common stock under ESPP	119,001	2	1,414					1,416
Issuance of performance shares	141,274	2						2
Stock based compensation			4,389					4,389
Other comprehensive loss, net of tax					(627)			(627)
Balance at February 28, 2015	36,023,413	$360	$518,349	$29,047	$(1,896)	(142,305)	$(2,104)	$543,756
The accompanying notes are an integral part of these financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE A – CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet as of February 28, 2015, the consolidated statement of stockholders’ equity and consolidated statement of cash flows for the nine months ended February 28, 2015, the consolidated statements of income (loss) and the consolidated statements of comprehensive income (loss) for the three and nine months ended February 28, 2015 and 2014 have been prepared by us without audit. The consolidated balance sheet as of May 31, 2014 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended February 28, 2015 (and for all periods presented) have been made.
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K/A for the fiscal year ended May 31, 2014. Our most significant accounting policies are disclosed in Note A to the consolidated financial statements included in the aforementioned Form 10-K/A for the fiscal year ended May 31, 2014. The results of operations in the fiscal periods ended February 28, 2015 and 2014 are not necessarily indicative of the operating results for the respective full fiscal years.
The unaudited interim consolidated financial statements for the three and nine months ended February 28, 2015 and February 28, 2014 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.

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

Recent Developments

In the third quarter of 2015, the Company initiated a voluntary recall of the Morpheus Smart PICC CT product and concurrently discontinued the product line. The Company accrues for costs of product recalls, customer sales allowances and other related costs based on management's best estimates when it is probable a charge or liability has been incurred, management commits to a plan, and/or regulatory requirement dictates the need for corrective or preventive action and the amount of loss can be reasonably estimated. Product recall related charges, recognized in cost of sales, include materials, costs to address identified issues, deployment costs such as labor, freight, product disposal and other customer accommodations. Customer sales allowances charges, recognized as a reduction of Net sales, include amounts to be offered to customers, which may be used as a credit for transition to alternative technology. Other costs associated with the recall are recognized in acquisition, restructuring and other items, net. These costs include disposals of fixed assets, storage costs, commissions and cancellation fees. Results for the quarter ended February 28, 2015 include a $0.2 million reserve recorded as a reduction in Net sales, a $5.0 million write-off of inventory in Cost of sales and $0.9 million of other costs in acquisition, restructuring and other items, net.

In the third quarter of 2015, the Company made a decision to discontinue investment in and development of an Automated Power Injector, a product the Company anticipated launching to address a need in the fluid management market. This decision was made after an evaluation of the anticipated opportunity, risks and costs necessary to complete the regulatory and development path required to launch the product. As a result of this decision, and the absence of anticipated cash flow from the product and existing fixed assets, the Company recorded an $8.2 million impairment charge, representing a full impairment on the fixed assets. This project termination decreased the long-term sales forecasts for products sold with the NAMIC brand. At the time of the Navylist acquisition in fiscal 2012 the Company, as part of purchase accounting, recorded a $28.6 million indefinite-lived intangible associated with this trademark. Primarily as a result of removing expected sales of the

Automated Power Injector, the value of the trademark was deemed to be impaired, resulting in a $6.4 million charge during the three and nine months ended February 28, 2015. Refer to Note D for further details.

On March 2, 2015, the Company filed an 8-K stating that it executed a non-binding letter of intent to enter into a strategic relationship with privately-held EmboMedics Inc., which develops injectable and resorbable embolic microspheres. On April 9, 2015 the Company entered into a License, Distribution, Manufacturing and Purchase Option Agreement with EmboMedics Inc, subject to certain approvals by EmboMedics shareholders.

Under the terms of the agreement, AngioDynamics receives an exclusive worldwide license to market and sell, upon regulatory clearances, EmboMedics’ microsphere technology. AngioDynamics will also control manufacturing of the products. AngioDynamics will make an initial $2.0 million equity investment in EmboMedics through the purchase of preferred stock. The Company may make an additional $9.0 million in equity, as well as milestone driven investments, and can execute an exclusive option to acquire EmboMedics, based on the achievement of certain milestones.

NOTE B – ACQUISITIONS
Acquisition of Clinical Devices
On August 15, 2013 we acquired all the outstanding shares of capital stock of Clinical Devices, B.V., exclusive distributor of our fluid management products in the Netherlands. The stock purchase agreement provided for the payment of $3.7 million in cash at closing, which was subject to a working capital adjustment and $400,000 holdback, plus future earn out consideration payable in cash. Earn out consideration was based on our net sales of the fluid management products during the five quarters following the closing as well as milestone payments for achieving regulatory approvals of certain in process research and development for a next-generation tip location technology. The holdback and net sales related amounts were paid in September 2014. The total purchase consideration of $8.7 million included the upfront payment and the estimated fair value of contingent consideration at the time of acquisition of $5.0 million.
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

NOTE C – INVENTORIES
Inventories are stated at lower of cost (using the first-in, first-out method) or market. As of February 28, 2015 and May 31, 2014, inventories consisted of the following:

	Feb 28, 2015	May 31, 2014
	(in thousands)
Raw materials	$28,155	$24,734
Work in process	12,050	11,992
Finished goods	28,505	24,508
Inventories	$68,710	$61,234

NOTE D – GOODWILL AND INTANGIBLE ASSETS
Intangible assets other than goodwill and indefinite lived intangible assets are amortized over their estimated useful lives, which range between two and fifteen years, on either a straight-line basis or proportionately to the benefit being realized. We periodically review the estimated useful lives of our intangible assets and review such assets for impairment, based on estimated future cash flows, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
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
We consider our business to be a single operating segment entity - the development, manufacture and sale on a global basis of medical devices for vascular access, peripheral vascular disease, oncology and surgery.
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
Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. These assumptions are highly sensitive and changes in these estimates could result in impairment. Solely for purposes of establishing inputs for the fair value calculations, we assumed that the current economic conditions would continue through fiscal year 2015. In addition, we applied gross margin assumptions, showing some improvement over historical trends, at various revenue levels and used a capitalization rate of 8.0% to calculate the terminal value of the reporting unit. In addition, we used a discount rate of 12% to calculate the fair value of our reporting unit.
We completed our annual goodwill impairment test as of December 31, 2014. At December 31, 2014, our reporting unit is the same as our reportable segment. Our assessment of goodwill impairment indicated that the fair value of our reporting unit exceeded its carrying value and therefore goodwill was not impaired. The fair value of our reporting unit exceeded its carrying value by 18%. The fair value of the reporting unit was reconciled to our current stock market capitalization as of December 31, 2014.

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
We also completed our annual indefinite lived asset (NAMIC trademark) test as of December 31, 2014 using the income approach to determine fair value. Under this approach, the relief from royalty method was applied using a 3% long-term growth rate, a 3% royalty rate and a 12% discount rate. Our assessment of the NAMIC trademark indicated that the carrying value exceeded the fair value by $6.4 million; therefore, the asset was impaired and a $6.4 million impairment charge was taken during Q3 2015. This charge is included in Acquisition, restructuring and other items on our consolidated statement of profit (loss). We also re-evaluated the NAMIC trademark at February 28, 2015 and determined that it is no longer an indefinite-lived intangible. We have assigned it a remaining useful life of 12 years, consistent with customer relationships, and we will begin amortization in the fourth quarter of 2015.
Even though we determined that there was no goodwill impairment as of December 31, 2014, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2015.
It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. Events that could, in the future, result in impairment include, but are not limited to, declining sales for a significant product or in a significant geographic region.
There were no adjustments to goodwill for the nine months ended February 28, 2015.
As of February 28, 2015 and May 31, 2014, intangible assets consisted of the following:

	February 28, 2015
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$148,776	$(38,724)	$110,052	10.2
Customer relationships	86,397	(41,770)	44,627	12.0
Trademark-NAMIC	22,200	—	22,200	12.0
Licenses	7,913	(5,709)	2,204	8.7
Trademarks	6,345	(2,481)	3,864	8.0
In-process R&D acquired	3,600	—	3,600	Indefinite
Distributor relationships	900	(900)	—	3.0
	$276,131	$(89,584)	$186,547

	May 31, 2014
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$150,298	$(32,930)	$117,368	10.2
Customer relationships	86,645	(37,848)	48,797	11.9
Trademark-NAMIC	28,600	—	28,600	Indefinite
Licenses	7,639	(5,211)	2,428	8.4
Trademarks	6,345	(1,882)	4,463	8.0
In process R&D acquired	3,600	—	3,600	Indefinite
Distributor relationships	900	(900)	—	3.0
	$284,027	$(78,771)	$205,256

NOTE E – ACCRUED LIABILITIES
As of February 28, 2015 and May 31, 2014, accrued liabilities consisted of the following:

	Feb 28, 2015	May 31, 2014
	(in thousands)
Payroll and related expenses	$10,535	$8,114
Royalties	2,149	2,620
Accrued severance	472	765
Sales and franchise taxes	697	1,327
Interest rate swap liability	267	555
Accrued taxes payable	1,808	371
Other	4,018	3,499
	$19,946	$17,251

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
The proceeds of the Revolving Facility may be used for general corporate purposes of AngioDynamics and its subsidiaries. The Facilities have a five year maturity. The Term Loan has a quarterly repayment schedule equal to 5%, 5%, 10%, 15% and 65% of its principal amount in years one through five. Interest on both the Term Loan and Revolving Facility are based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.5% to 2.25% respectively. After default, the interest rate may be increased by 2.0%. The Revolving Facility will also carry a commitment fee of 0.2% to 0.35% per annum on the unused portion.
Our obligations under the Facilities are unconditionally guaranteed, jointly and severally, by our material direct and indirect domestic subsidiaries (the “Guarantors”). All obligations of AngioDynamics and the Guarantors under the Facilities are secured by first priority security interests in substantially all of the assets of AngioDynamics and the Guarantors.

We have entered into an interest rate swap agreement, (the “Swap Agreement”), with an initial notional amount of $100 million, to limit the effect of rising of interest rates. The Swap Agreement, which qualified for hedge accounting under authoritative guidance, was a contract to exchange floating interest rate payments for fixed interest rate payments on the outstanding balance of the loan over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement provides for a fixed rate of 0.74% above the applicable rate provided for in the Credit Agreement. The Swap matures during 2016.
On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Former Credit Agreement. As of February 28, 2015, $92.5 million and $56.4 million were outstanding under the Term Facility and Revolving Facility, respectively. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated adjusted EBITDA minus consolidated capital expenditures to consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated adjusted EBITDA of not greater than 3.75 to 1.00. We were in compliance with both covenants as of February 28, 2015.

NOTE G - INCOME TAXES

The following table presents the components of income tax expense(benefit) for the three and nine months ended February 28, 2015 and 2014 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Feb 28, 2015	Feb 28, 2014	Feb 28, 2015	Feb 28, 2014
Income (loss) before Income Taxes	$(11,979)	$4,543	$(7,732)	$3,630
Less discrete book income (expense):
Non taxable portion of revaluation of contingent consideration	9,229	5,000	9,229	5,000
Taxable portion of revaluation of contingent consideration	1,323	—	1,323	—
Morpheus product recall and discontinuance	(6,145)	—	(6,145)	—
Impairment of Automated Power Injector fixed asset	(8,200)	—	(8,200)	—
Impairment of indefinite-lived intangible asset	(6,400)	—	(6,400)	—
Ordinary income (loss) before income taxes	(1,786)	(457)	2,461	(1,370)

Income tax expense (benefit) based on ordinary income (loss) at estimated tax rates of 51.8% and 42.9% for the three and nine months ended February 28, 2015 and February 28, 2014, respectively	$(461)	$(233)	$1,276	$(587)
Discrete tax expense (benefit):
Morpheus product recall and discontinuance	(2,243)	—	(2,243)	—
Impairment of Automated Power Injector fixed asset	(2,993)	—	(2,993)	—
Taxable gain on revaluation of contingent consideration liability	483	—	483	—
Impairment of indefinite-lived intangible asset	(2,336)	—	(2,336)	—
Adjustment for elimination of the ASC 718 APIC pool	289	62	974	123
Retroactive renewal of the Research and Experimentation credit	(519)	—	(519)	—
Adjustment to fully reserved capital losses	—	43	—	43
Adjustments to prior period tax liabilities	63	156	80	170
Total income tax expense (benefit)	$(7,717)	$28	$(5,278)	$(251)
The third quarter estimated effective tax rate prior to discrete items was 51.8% in 2015, as compared to 42.9% for the same period in 2014. The tax rates are greater than the 35% US statutory tax rate primarily due to the impact of non-deductible items (such as the non-deductible portion of meals and entertainment and non-deductible interest on contingent payments) caused by the limited ordinary income (loss) before income taxes in 2015 and 2014.
Our ASC 718 APIC pool was depleted in the quarter ended November 30, 2013. Prior to its depletion, the APIC pool was reduced when share-based compensation cost previously recognized by us was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting. Due to its depletion we recorded a discrete tax expense in the three and nine months ended February 2015 and 2014, as noted in the above table.
During the fiscal third quarter of 2015, the Tax Increase Prevention Act of 2014 (H.R. 5771) was enacted and retroactively extended the research credit from January 1, 2014 to December 31, 2014. Accordingly, the retroactive benefit related to this renewal has been reflected in our third quarter results.

We have recorded a net deferred tax asset in the US of $19.1 million which includes the benefit of $139 million of loss carryforwards recorded in business acquisitions, which expire as follows:

Expiration Date	NOL Available (in thousands)
FY 2017	$802
FY 2019	11,898
FY 2020	8,128
FY 2022	7,526
FY 2023	2,346
FY 2027	20,167
FY 2028	22,527
FY 2029	27,684
FY 2030	28,043
FY 2031	5,647
FY 2032	600
FY 2033	3,389
The Company’s analysis of the need for a valuation allowance considered that the Company has incurred a cumulative loss in the U.S. over the three year period ending February 28, 2015. A majority of the cumulative loss has been caused by the charges associated with the product recall and discontinuance and the impairment of fixed and intangible assets recorded in the quarter end February 28, 2015, as well as restructuring and integration expenses in the period since the acquisition of Navilyst Medical in May 2012. We anticipate a return to profitability in fiscal 2016. Consideration has also been given to our history of not having Federal tax loss carryforwards expire unused, as well as the period over which the net deferred tax assets can be realized, including the expiration of our loss carryforwards as presented in the table above and IRC Section 382 limitations.
Based on our assessment, it appears more likely than not that our U.S. net deferred tax asset will be realized through future taxable earnings, the reversal of existing taxable temporary differences, and tax planning strategies. Accordingly no valuation allowance has been recorded on this net asset. We will continue to assess the need for a valuation allowance in the future.
If future results are less than projected in the U.S. and if tax planning alternatives do not offset those effects, a valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded. While the net deferred tax asset at February 28, 2015 is $19.1 million, if the Company were required to record a valuation allowance it could be greater than this amount due to deferred tax liabilities related to intangibles that have an indefinite reversal period.

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

For the quarters ended February 28, 2015 and 2014, share-based payment expense was $1.5 million and $1.6 million, respectively.

In the third quarter of fiscal year 2015 and 2014, the company granted stock options and restricted stock units under the 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of our shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.

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

As of February 28, 2015, there were $12.1 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The company has sufficient shares to satisfy expected share-based payment arrangements.

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
The following table reconciles basic to diluted weighted-average shares outstanding for the three and nine months ended February 28, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	Feb 28, 2015	Feb 28, 2014	Feb 28, 2015	Feb 28, 2014
Basic	35,755	35,184	35,568	35,088
Effect of dilutive securities	—	520	—	284
Diluted	35,755	35,704	35,568	35,372

Securities excluded as their inclusion would be anti-dilutive	362	677	674	2,306

NOTE J – SEGMENT AND GEOGRAPHIC INFORMATION
We consider our business to be a single operating segment entity engaged in the development, manufacture and sale on a global basis of medical devices for vascular access, peripheral vascular disease, oncology and surgery. Our chief operating decision maker (CEO) evaluates the various global product portfolios on a net sales basis. Executives reporting to the CEO include those responsible for commercial operations, manufacturing operations, regulatory and quality and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources.
The table below summarizes net sales by product category (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Feb 28, 2015	Feb 28, 2014	Feb 28, 2015	Feb 28, 2014
Net sales
Peripheral Vascular	$46,195	$47,358	$142,996	$141,718
Vascular Access	26,400	27,259	80,793	78,113
Oncology/Surgery	13,066	11,968	39,062	35,692
Supply Agreement	936	1,565	3,226	4,842
Total	$86,597	$88,150	$266,077	$260,365

The table below presents net sales by geographic area based on external customer location (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Feb 28, 2015	Feb 28, 2014	Feb 28, 2015	Feb 28, 2014
Net sales
United States	$68,410	$69,814	$208,848	$206,466
International	17,251	16,771	54,003	49,057
Supply Agreement	936	1,565	3,226	4,842
Total	$86,597	$88,150	$266,077	$260,365

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2015 and May 31, 2014 (in thousands of dollars):

	Fair Value Measurements using inputs considered as:			Fair Value at February 28, 2015
	Level 1	Level 2	Level 3
Financial Assets
Marketable securities
U.S. government agency obligations	$—	$—	$1,682	$1,682
Total	—	—	1,682	1,682
Total Financial Assets	$—	$—	$1,682	$1,682
Financial Liabilities
Interest rate swap agreements	$—	$267	$—	$267
Contingent liability for acquisition earn out	—	—	47,005	47,005
Total Financial Liabilities	$—	$267	$47,005	$47,272

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2014
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$445	$—	$—	$445
Total	$445	$—	$—	$445
Marketable securities
U.S. government agency obligations	$—	$—	$1,809	$1,809
Total	—	—	1,809	1,809
Total Financial Assets	$445	$—	$1,809	$2,254
Financial Liabilities
Interest rate swap agreements	$—	$555	$—	$555
Contingent liability for acquisition earn out	—	—	67,331	67,331
Total Financial Liabilities	$—	$555	$67,331	$67,886
There were no transfers in and out of Level 1, 2 and 3 measurements for the nine months ended February 28, 2015.
The table below presents the changes in fair value components of Level 3 instruments in the nine months ended February 28, 2015 (in thousands of dollars):

	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance, May 31, 2014	$1,809	$67,331
Change in present value of contingent consideration (1)	—	(8,626)
Currency (gain) loss from remeasurement	—	(478)
Included in other comprehensive income	(127)	—
Contingent consideration payments	—	(11,222)
Balance, February 28, 2015	$1,682	$47,005

(1) Change in present value of contingent consideration is included in earning and comprised of changes in estimated earn out payments based on projections of company performance and the amortization of the present value discount.
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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of February 28, 2015 (in thousands of dollars):

	Fair value at	Valuation
	Feb 28, 2015	Technique	Unobservable Input	Range
Revenue based payments	$44,383	Discounted cash flow	Discount rate	4%
			Probability of payment	75-100%
			Projected fiscal year of payment	2016 - 2022
Milestone based payments	2,622	Discounted cash flow	Discount rate	16%
			Probability of payment	75-100%
			Projected fiscal year of payment	2017
Total	$47,005
At February 28, 2015, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $54.2 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2016 to 2022 in order for the associated consideration to be paid.

NOTE L – MARKETABLE SECURITIES
Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” in accordance with authoritative guidance issued by FASB and are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. As of February 28, 2015 and May 31, 2014, we had $1.7 million and $1.8 million, respectively, in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.
As of February 28, 2015 and May 31, 2014, marketable securities consisted of the following (in thousands of dollars):

As of February 28, 2015	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sales securities
U.S. government agency obligations	$1,825	$—	$(143)	$1,682
	$1,825	$—	$(143)	$1,682

As of May 31, 2014	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sales securities
U.S. government agency obligations	$1,825	$—	$(16)	$1,809
	$1,825	$—	$(16)	$1,809

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
August 29, 2013, we became co-plaintiffs in an adversary proceeding in the United States Bankruptcy Court for the District of New Jersey entitled Cyganowski, Trustee, et al. v. Biolitec U.S., Inc., et al. In this action, we assert claims of conversion, unjust enrichment, tortious interference, and unfair competition against various biolitec entities for alleged violation of Bankruptcy Court settlement and sale orders under which we acquired certain assets of Biolitec, Inc. On September 3, 2013, we, along with our co-plaintiff, obtained a temporary restraining order against the defendants in this action. On January 22, 2015, the Bankruptcy Court entered a permanent injunction on our behalf for an additional two years.

C.R. Bard, Inc. v. AngioDynamics, Inc.
On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office ("PTO") which seek to invalidate all three patents asserted in the litigation. Our petitions have been granted and 40 of 41 patent claims have been and remain rejected. The Patent Office has issued a Final Rejection of all the claims subject to reexamination and Bard has filed appeals. The parties have completed briefing on the appeals and are awaiting further direction by the Board of Appeals and Interferences. The case has been stayed pending final resolution of the PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
On March 10, 2015, C.R. Bard, Inc. and Bard Peripheral Vascular, Inc. filed suit in the United States District Court for the District of Delaware claiming certain of our implantable port products infringe three Bard patents (the "Delaware Action"). Bard is seeking unspecified damages and other relief; and the patents asserted in the Delaware Action are different than those asserted in the Utah Action.
By stipulation, we have until June 1, 2015 to answer, move or otherwise respond to the complaint in the Delaware Action. We believe these claims are without merit and intend to defend them vigorously. We have not recoded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

EndoVention v. AngioDynamics

On November 21, 2014, EndoVention, Inc. filed a complaint in the United States District Court for the Northern District of California, alleging that our AngioVac products infringe two of EndoVention’s patents. On February 4, 2015, the matter was settled and on March 3, 2015, the case was dismissed with prejudice. The terms of the confidential settlement did not have a material adverse effect on our financial position or results of operations.

Regulatory Matter

On November 5, 2014, the Company received a Warning Letter from the FDA relating to observations noted during FDA’s inspection of the Company’s Navilyst Medical facilities located in Marlborough, Massachusetts and Glens Falls, New York in 2014.  The matters raised in the Warning Letter and observations focused on design control processes related to packaging validations and accelerated and real time aging testing in connection with the Company’s fluid management and PICC families of products, inconsistency of a manufacturing product test process used among similar valved PICC products, a particular verification test of valved PICC products and non-conforming product control procedures.  The Company takes these matters seriously and is committed to complying with all applicable laws, regulations and rules in connection with the manufacturing, sale and marketing of its products.  The Company has made a comprehensive response to the issues raised in the letter and is committed to working with the FDA to resolve all outstanding issues. The Company does not expect this matter will have a material adverse effect on its financial position or results of operations.

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

NOTE O – RESTRUCTURING
During the three and nine months ended February 28, 2015 we initiated a restructuring of finance, R&D and S&M organizations to improve our profitability. As part of the restructuring, we recorded $(0.1) million and $1.1 million of severance expense, respectively, which is included in “Acquisition, restructuring and other items, net” in the statements of income.

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

During the quarter ended February 28, 2015, the Company recorded aggregate out of period corrections of $0.4 million, net of tax, which negatively impacted net income (loss) in the period. These corrections were primarily associated with research and development expense that should have been recorded in the first half of fiscal 2015. The Company has determined that these adjustments were not material to any prior annual or interim periods.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
We sell our products in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. We expect our international business to grow in both sales and profit through geographic expansion, market penetration, and increasing our direct presence.
Our ability to further increase our profitability will depend in part on improving gross profit and operating margins. A portion of improved gross margin we expect to deliver through the acquisition, development and sale of innovative products, such as those mentioned above. Additionally, we have an active a company-wide operational excellence program designed to create greater manufacturing efficiencies and drive improved business performance. Further, we anticipate being able to manage increases in our operating expenses at a rate slower than our sales growth to provide further operating margin expansion.
Recent Events
Morpheus PICC recall and product line discontinuance - during the quarter ended February 28, 2015 we made a decision to voluntarily recall our Morpheus PICC product line and concurrently discontinue the product. The recall decision was made following an internal evaluation commenced as a result of communications from two international regulatory bodies which noted product complaints. Based on the evaluation performed and the lack of clear root cause, we determined the best course of action was to recall the product. Further, consistent with our strategy to transition toward our transformational BioFlo product offerings, we decided to discontinue the Morpheus line. The result was $6.1 million in charges during the quarter, including $0.2 million of sales returns allowances included in “Net sales”, $5.0 million of inventory write-offs included in “Cost of sales”, as well as $0.9 million of costs associated with product returns, storage costs and other expenses which are included in “Acquisition, Restructuring and Other Items, net”.
Automated Power Injector - over the last several years we have invested in the development of a new technology which was intended to create a transformational shift in our fluid management product line. As a result of recent concerns related to an extended and difficult path to regulatory approval for the differentiating technology, we evaluated the long-term opportunity, as well as the expected risk and costs associated with bringing this technology to market. Based on that evaluation, in the quarter ended February 28, 2015 we made a decision to shift away from this technology toward other strategies and opportunities within the fluid management market. As a result we no longer expect cash flows to be generated by certain fixed assets and recorded a full impairment charge of $8.2 million in the quarter. In addition, the sales projected on this product were a significant portion of the long-term sales projections under the NAMIC brand. The NAMIC trademark was acquired in the Navilyst Medical acquisition and was accounted for as an indefinite lived intangible asset with a value of $28.6 million at that time. Primarily as a result of the reduction in expected NAMIC product sales driven by the discontinuance of this project, we recorded an impairment charge of $6.4 in the quarter.

EmboMedics, Inc. - on March 2, 2015, the Company filed an 8-K stating that it executed a non-binding letter of intent to enter into a strategic relationship with privately-held EmboMedics Inc., which develops injectable and resorbable embolic microspheres. On April 9, 2015 the Company entered into a License, Distribution, Manufacturing and Purchase Option Agreement with EmboMedics Inc, subject to certain approvals by EmboMedics shareholders.

Under the terms of the agreement, AngioDynamics receives an exclusive worldwide license to market and sell, upon regulatory clearances, EmboMedics’ microsphere technology. AngioDynamics will also control manufacturing of the products. AngioDynamics will make an initial $2.0 million equity investment in EmboMedics through the purchase of preferred stock. The Company may make an additional $9.0 million in equity, as well as milestone driven investments, and can execute an exclusive option to acquire EmboMedics, based on the achievement of certain milestones.

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
Results of Operations for the Three and Nine Months ended February 28, 2015 and February 28, 2014
For the three months ended February 28, 2015, we reported a net loss of $4.3 million, or $(0.12) per diluted share, on net sales of $86.6 million, compared with a net income of $4.5 million, or $0.13 per share, on net sales of $88.2 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the three months ended February 28, 2015 and 2014:

	Three months ended
	Feb 28, 2015	Feb 28, 2014	% Growth	Currency Impact (Pos) Neg	Constant Currency Growth
Net Sales by Product Category
Peripheral Vascular	$46,195	$47,358	-2%
Vascular Access	26,400	27,259	-3%
Oncology/Surgery	13,066	11,968	9%
Total Excluding Supply Agreement	85,661	86,585	-1%	1%	0%
Supply Agreement	936	1,565	-40%	0%	-40%
Total	$86,597	$88,150	-2%	1%	-1%

Net Sales by Geography
United States	$68,410	$69,814	-2%	0%	-2%
International	17,251	16,771	3%	5%	8%
Supply Agreement	936	1,565	-40%	0%	-40%
Total	$86,597	$88,150	-2%	1%	-1%

For the three months ended February 28, 2015, net sales decreased $1.6 million to $86.6 million compared to the same period in the prior year. As shown in the table above, while consolidated net sales declined by 2%, excluding the planned reduction in sales under our supply agreement and a negative impact from fluctuations in currency exchange rates, our sales were flat year over year.

From a product line perspective, Peripheral Vascular sales decreased $1.2 million primarily attributable to the modest decline in our venous business combined with the impact of currency rates noted above. Vascular Access sales decreased $0.9 million due to reductions in our PICC sales, which was unfavorably impacted by the Morpheus voluntary recall and product discontinuance. Oncology/Surgery sales increased $1.1 million primarily due to the performance of our microwave and NanoKnife products.
From a geographic perspective, U.S. sales decreased $1.4 million due to a modest decline in our venous line and the negative impact of the Morpheus product recall and discontinuance, partially offset by NanoKnife sales growth. International sales increased 8% on a constant-currency basis, attributable to increased sales of total ablation product lines, including both Radio Frequency and Microwave products. Our supply agreement arrangement, which we do not include in either the U.S. or International geographic sales, declined $0.6 million as we continue to wind down that relationship.
Changes in sales were significantly impacted by unfavorable movement in currency exchange rates, particularly the euro, pound, and Canadian dollar, with the remainder of the change as compared to the prior year period driven by volume.
Net sales for the nine months ended February 28, 2015 and 2014

	Nine months ended
	Feb 28, 2015	Feb 28, 2014	% Growth	Currency Impact (Pos) Neg	Constant Currency Growth
Net Sales by Product Category
Peripheral Vascular	$142,996	$141,718	1%
Vascular Access	80,793	78,113	3%
Oncology/Surgery	39,062	35,692	9%
Total Excluding Supply Agreement	262,851	255,523	3%	0%	3%
Supply Agreement	3,226	4,842	-33%	0%	-33%
Total	$266,077	$260,365	2%	1%	3%

Net Sales by Geography
United States	$208,848	$206,466	1%	0%	1%
International	54,003	49,057	10%	3%	13%
Supply Agreement	3,226	4,842	-33%	0%	-33%
Total	$266,077	$260,365	2%	1%	3%

For the nine months ended February 28, 2015, net sales increased $5.7 million to $266.1 million compared to the same period in the prior year. This represents 2% growth, or on a constant-currency basis 3% growth year-over-year.
From a product line perspective, Peripheral Vascular sales increased $1.3 million primarily attributable growth in AngioVac and Fluid Management sales. Vascular Access sales increased $2.7 million primarily due to the Port product line and growing adoption of our BioFlo technology across all Vascular Access products. Oncology/Surgery sales increased $3.4 million primarily due to the performance of our NanoKnife and microwave products.
From a geographic perspective, U.S. sales increased $2.4 million primarily due to the growth in our AngioVac and port products. International sales increased 13% on a constant-currency basis, attributable to increased sales of Oncology/Surgery and Fluid Management product lines. Our supply agreement arrangement, which we do not include in either the U.S. or International geographic sales, declined $1.6 million as we continue to wind down that relationship.
Changes in sales were significantly impacted by unfavorable movement in currency exchange rates, particularly the euro, pound, and Canadian dollar, with the remainder of the change as compared to the prior year period driven by volume.

Gross Profit, Operating expenses, and Other income (expense)

	Three months ended			Nine months ended
	Feb 28, 2015	Feb 28, 2014	% Change	Feb 28, 2015	Feb 28, 2014	% Change
Gross profit	$37.9	$44.8	-15.4%	$131.3	$132.3	-0.8%
Gross profit % of sales	43.7%	50.8%		49.4%	50.8%
Research and development	$6.9	$7.0	-1.4%	$19.6	$20.8	-5.8%
% of sales	7.9%	8.0%		7.4%	8.0%
Selling and marketing	$19.4	$20.7	-6.3%	$60.4	$61.7	-2.1%
% of sales	22.4%	23.5%		22.7%	23.7%
General and administrative	$6.9	$6.4	7.8%	$22.2	$19.5	13.8%
% of sales	8.0%	7.3%		8.3%	7.5%
Medical device excise tax	$1.0	$1.0	0.0%	$3.1	$3.0	3.3%
% of sales	1.2%	1.1%		1.2%	1.1%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. The decrease for the three and nine months is largely attributable to $5.0 million of expenses associated with Morpheus PICC inventory on hand at the time of the recall and product discontinuance. Further decreases were the result of currency exchange fluctuations which negatively impacted our sales with minimal reduction to our cost of sales. These headwinds were partially offset by product cost reductions generated by our active Operational Excellence program and favorable shifts in product mix. Additionally, for the nine month period the headwinds were further offset by sales growth in the first six months of the fiscal year.
Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. The decrease in R&D costs for the three and nine month periods relates to savings generated by restructuring activities in fiscal 2015, offset by increased project spend.
Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. Decreases in S&M expense for the three and nine months is the result of a reorganization of our international sales organization, combined with the impact of attrition in our US sales force.
General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. Increases in G&A expenses for the three and nine months are primarily the result of higher depreciation expense particularly as a result of the ERP implementation in the prior year and increased stock-based compensation costs from annual grants issued in the first quarter of fiscal 2015.
Medical device excise tax - Medical devices excise tax is assess on our US product sales subject to exclusions and adjustments. The increase for the three and nine months is attributable to the mix of taxable products within the US market.

	Three months ended			Nine months ended
	Feb 28, 2015	Feb 28, 2014	$ Change	Feb 28, 2015	Feb 28, 2014	$ Change
Amortization of intangibles	$5.1	$4.2	$0.9	$13.2	$12.7	$0.5
Change in fair value of contingent consideration	$(10.0)	$(4.2)	$(5.8)	$(8.6)	$(2.5)	$(6.1)
Acquisition, restructuring and other items, net	$18.8	$3.0	$15.8	$23.7	$7.7	$16.0
Other expense	$(1.8)	$(2.0)	$0.2	$(5.4)	$(5.7)	$0.3

Amortization of intangibles - Amortization of intangibles for the three and nine months ended increased primarily as a result of expense on intangible assets associated with our AngioVac technology.
Change in fair value of contingent consideration - represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration. The three and nine month periods ended February 28, 2015 included $10.2 million in gains recognized as a result of reducing the estimated present value of future payments due on earn-outs as compared to $5.0 million in the fiscal 2014 comparative periods. These gains were partially offset in each period by amortization of the discount based on the present value of the liabilities.
Acquisition, restructuring and other items, net - Expense for the three and nine months ended February 28, 2015 consists of $9.2 million of fixed and long-term asset impairments, $6.4 million of impairment on the NAMIC trademark, and other costs associated with the recall of Morpheus, our operational excellence program, litigation expense, and other miscellaneous items. The impairment charges were primarily driven by a change in strategy within our fluid management product development pipeline, as we moved away from our planned design of an Automated Power Injector.
Other expenses - Other expenses include interest expense, credit card processing fees, foreign currency impacts, bank fees, amortization of deferred financing costs. Expenses were consistent year over year in composition.

	Three months ended		Nine months ended
	Feb 28, 2015	Feb 28, 2014	Feb 28, 2015	Feb 28, 2014
Income tax expense (benefit)	$(7.7)	$—	$(5.3)	$(0.3)
Effective tax rate including discrete items	64.4%	0.6%	68.3%	6.9%
Income taxes - Our effective tax rate including discrete items for the three and nine month periods ended February 28, 2015 was a 64.4% benefit and a 68.3% benefit, respectively; compared with a 0.6% expense and 6.9% benefit respectively, for the prior year period. The current year benefit reflects the benefit of the $9.2 million nontaxable adjustment to the contingent liabilities related to Vortex Medical and Clinical Devices, and a benefit from the R&D tax credit legislation that had previously expired on December 31, 2013 and was retroactively extended to December 31, 2014 during the quarter, offset by non-deductible interest expense related to contingent payments and true-ups of our fiscal year 2014 US income tax returns. The prior period reflects the benefit of a $5.0 million nontaxable adjustment to the contingent liability related to Vortex Medical, Inc., and only a seven month benefit from the R&D tax credit that expired on December 31, 2013, offset by non-deductible interest expense related to contingent payments and true-ups of our fiscal year 2013 US income tax returns.
In addition, our ASC 718 APIC pool became fully depleted in the quarter ended November 30, 2013. Prior to its depletion, the APIC pool was reduced when share-based compensation cost previously recognized was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting. Due to its depletion, we recorded a discrete tax expense of $289 thousand and $974 thousand in the three and nine months ended February 28, 2015 respectively, compared to $62 thousand and $123 thousand in the three and nine months ended February 28, 2014.
Liquidity and Capital Resources
Our cash and cash equivalents totaled $19.7 million as of February 28, 2015, compared with $16.1 million as of May 31, 2014. Marketable securities totaled $1.7 million and $1.8 million as of February 28, 2015 and May 31, 2014, respectively, and consist of auction rate securities. As of February 28, 2015, total debt was $148.9 million primarily comprised of short and long-term bank debt. The fair value of contingent milestone payments as of February 28, 2015 was $47.0 million.

The table below summarizes our cash flows for the nine months ended February 28, 2015 and 2014 (in thousands of dollars):

	Nine Months Ended
	Feb 28, 2015	Feb 28, 2014
Cash provided by (used in):
Operating activities	$15,436	$15,174
Investing activities	(12,042)	(13,024)
Financing activities	641	(16,656)
Effect of exchange rate changes on cash and cash equivalents	(436)	86
Net change in cash and cash equivalents	$3,599	$(14,420)
Cash provided by operating activities during the nine months ended February 28, 2015 and 2014, was primarily the result of net income excluding non-cash items offset by unfavorable shifts in working capital. In the current year period, favorable working capital change in accounts receivable were partially offset by increases in inventories and other assets and reductions in payables and accrued expenses.
The net cash used in investing activities for the current year period consisted of $11.0 million in fixed asset additions, a large portion of which is associated with facility investments, and $1.0 million in intangible asset additions. The prior year use of cash consisted primarily of $9.0 million of fixed asset additions, particularly the ERP implementation, and $4.2 million as part of the Clinical Devices acquisition.
The net cash provided by financing activities is the result of a $6.3 million net increase in long-term debt used to fund contingent earn-out payments and working capital needs and $5.6 million of proceeds from stock option and ESPP activity, almost completely offset by $11.2 million in payments on earn-out liabilities.
Our contractual obligations and their effect on liquidity and cash flows have not changed substantially from that disclosed in our Annual Report on Form 10-K/A for our fiscal year ended May 31, 2014.
We believe that our current cash and investment balances, together with cash generated from operations and our remaining revolving credit facility capacity of $43.6 million as of February 28, 2015, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in interest rates on investments and financing that could impact our results of operations and financial position. Although we have entered into interest rate swaps with a bank to limit our exposure to interest rate change on our variable interest rate financings, the current swap contract matures on May 31, 2016, prior to the September 19, 2018 maturity date of our credit facility. If we do not enter into a new swap contract prior to the maturity of the existing swap, we would be exposed to fluctuations in interest rates.
The majority of our sales have historically been denominated in United States dollars. We do transact sales in other currencies, particularly the Euro, British pound and Canadian dollar. These currencies have significantly weakened relative to the U.S. Dollar in the last year, and in particularly the most recent quarter. As our international business continues to grow as a percentage of our consolidated revenue and we increase our direct presence in international markets, our exposure to currency fluctuations will increase.
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
Under the supervision of our Company’s Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of our disclosure controls and procedures as of August 31, 2014. At the time our Annual Report on Form 10-K/A for the year ended May 31, 2014 was filed on August 14, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2014. Subsequent to that evaluation, in assessing the control deficiencies that contributed to the immaterial error corrections described in Note A and Note P which were identified during our financial close process for the period ended August 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2014 and February 28, 2015 because of the material weaknesses in our internal control over financial reporting described below.
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

As part of this plan, the following steps were taken during our first nine months of our fiscal year ended May 31, 2015:

•
Hired additional full-time and temporary accounting resources with appropriate levels of experience, including a new Global Controller, Assistant Controller and Senior Accounting Manager to drive improvement of and oversee day-to-day accounting activities.

•	Implemented an account reconciliation policy and monitoring program.

•	Added financial planning and analysis resources to strengthen to overall internal control environment.

•	Reallocated responsibilities across accounting organization to ensure the appropriate level of knowledge and experience is applied based on risk and complexity.

•
Commenced a detailed review of our ERP to identify opportunities to improve the accuracy of routine transaction processing, specifically with respect to accounting transactions related to purchasing and payables.

Changes in Internal Control over Financial Reporting
Other than items described above related to steps taken under our remediation plan during the quarter, there was no change in our internal control over financial reporting in the nine months ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. On March 11, 2015, the United States Court of Appeals for the First Circuit affirmed the judgment.
August 29, 2013, we became co-plaintiffs in an adversary proceeding in the United States Bankruptcy Court for the District of New Jersey entitled Cyganowski, Trustee, et al. v. Biolitec U.S., Inc., et al. In this action, we assert claims of conversion, unjust enrichment, tortious interference, and unfair competition against various biolitec entities for alleged violation of Bankruptcy Court settlement and sale orders under which we acquired certain assets of Biolitec, Inc. On September 3, 2013, we, along with our co-plaintiff, obtained a temporary restraining order against the defendants in this action. On January 22, 2015, the Bankruptcy Court entered a permanent injunction on our behalf for an additional two years.
C.R. Bard, Inc. v. AngioDynamics, Inc.
On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the “Utah Action”). Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office ("PTO") which seek to invalidate all three patents asserted in the litigation. Our petitions have been granted and 40 of 41 patent claims have been and remain rejected. The Patent Office has issued a Final Rejection of all the claims subject to reexamination and Bard has filed appeals. The parties have completed briefing on the appeals and are awaiting further direction by the Board of Appeals and Interferences. The case has been stayed pending final resolution of the PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
On March 10, 2015, C.R. Bard, Inc. and Bard Peripheral Vascular, Inc. filed suit in the United States District Court for the District of Delaware claiming certain of our implantable port products infringe three Bard patents (the “Delaware Action). Bard is seeking unspecified damages and other relief; and the patents asserted in the Delaware Action are different than those asserted in the Utah Action.

By stipulation, we have until June 1, 2015 to answer, move or otherwise respond to the complaint in the Delaware Action. We believe these claims are without merit and intend to defend vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

EndoVention v. AngioDynamics

On November 21, 2014, EndoVention, Inc. filed a complaint in the United States District Court for the Northern District of California, alleging that our AngioVac products infringe two of EndoVention’s patents.  On February 4, 2015, the matter was settled and on March 3, 2015, the case was dismissed with prejudice. The terms of the confidential settlement did not have a material adverse effect on our financial position or results of operations.

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
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended February 28, 2015:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
December 1 - December 31, 2014	1,856	$18.46	—	—
January 1 - January 31, 2015	1,479	$19.03	—	—
February 1 - February 28, 2015	—	$—	—	—
Total	3,335	$18.71	—	—

(1)
The company repurchased 3,335 shares during the three months ended February 28, 2015 from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

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

ANGIODYNAMICS, INC.
(Registrant)

Date:	April 9, 2015	/ S / JOSEPH M. DEVIVO
Joseph M. DeVivo, President, Chief Executive Officer (Principal Executive Officer)

Date:	April 9, 2015	/ S / MARK T. FROST
Mark T. Frost, Executive Vice President, Chief Financial Officer (Principal Financial and Chief Accounting Officer)