Form 10-K
period 2015-05-31
ANGIODYNAMICS INC
filed 2015-08-10
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 28, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $625,782,868, computed by reference to the last sale price of the common stock on that date as reported by The NASDAQ Global Select Market.
As of July 31, 2015, there were 36,069,112 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this annual report on Form 10-K is incorporated by reference to the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year ended May 31, 2015.

AngioDynamics, Inc. and Subsidiaries

Part I

Item 1.	Business.

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

Products

Our product offerings fall within three product groupings: Peripheral Vascular, Vascular Access and Oncology/Surgery. All products discussed below have been cleared for sale in the United States by the FDA. International regulatory clearances vary by product and jurisdiction.

Peripheral Vascular Products

Our Peripheral Vascular products include Fluid Management, Venous, Thrombus Management, as well as other core products.

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

Thrombus Management

Our Thrombus Management product offerings include our AngioVac and thrombolytic products.

AngioVac

In fiscal 2013, we released our AngioVac venous drainage system which includes a Venous Drainage Cannula and Cardiopulmonary Bypass Circuit. The AngioVac devices are for use with other manufacturer’s off-the-shelf pump, filter, and reinfusion cannula, to facilitate venous drainage as part of an extracorporeal bypass procedure. The cannula is indicated for use as a venous drainage cannula and for removal of fresh, soft thrombi or emboli during extracorporeal bypass. The cardiopulmonary bypass circuit is indicated for use in procedures requiring extracorporeal circulatory support for periods of up to six hours.

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

Core Products

Our other core peripheral vascular products include Angiographic products and accessories, drainage, micro access and other products.

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

PICC Products

A peripherally inserted central catheter, or PICC, is a long thin catheter that is inserted into a peripheral vein, typically in the upper arm, and advanced until the catheter tip terminates in a large vein in the chest near the heart to obtain intravenous access. PICCs can typically be used for prolonged periods of time and provide an alternative to central venous catheters. Our PICC product offerings include:

•
BioFlo® PICC: Our BioFlo line is the only power injectable PICC available that incorporates Endexo Technology into the manufacturing and design of the catheter. Advanced features such as large lumen diameters allow the BioFlo® PICC to deliver the power injection flow rates required for contrast-enhanced computed tomography (CT) scans compatible with up to 325 psi CT injections.

•
Xcela PICC: The Xcela® PICC line is designed to provide a high degree of safety, ease and confidence in patient care. Advanced features such as large lumen diameters allow the Xcela® PICC to deliver the power injection flow rates required for contrast-enhanced CTs compatible with up to 325 psi CT injections.

•
PASV® Valve Technology: The PASV® Valve Technology is available in both BioFlo and Xcela lines and is designed to automatically resist backflow and reduce blood reflux that could lead to catheter-related complications.

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

Our port products and accessories include:

•
BioFlo® Port: Our BioFlo line is the only port available that incorporates Endexo Technology into the manufacturing and design of the catheter. Advanced features include multiple profile and catheter options, a large septum area for ease of access and the ability to administer contrast through a CT (Computed Tomography) injection for purposes of imaging.

•
SmartPort®: The Smart Port power-injectable port with Vortex technology offers the ability for a clinician to access a vein for both the delivery of medications or fluids and for administering power-injected contrast to perform a Computed Tomography (CT) scan. The ability to access a port for power-injected contrast studies eliminates the need for additional needle sticks in the patient’s arm and wrist veins. Once implanted, repeated access to the bloodstream can be accomplished with greater ease and less discomfort. Our Smart Port is available in mini and low-profiles to accommodate more patient anatomies.

•
Vortex®: Our Vortex port technology line of ports is a clear-flow port technology that, we believe, revolutionized port design. With its rounded chamber, the Vortex port is designed to have no sludge-harboring corners or dead spaces. This product line consists of titanium, plastic and dual-lumen offerings.

•	PASV® Valve Technology: The PASV® Valve Technology is designed to automatically resist backflow and reduce blood reflux that could lead to catheter-related complications.

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

We currently offer a wide variety of dialysis catheters, including:

•
BioFlo®: Our BioFlo line is the only dialysis catheter available that incorporates Endexo Technology into the manufacturing and design of the catheter. Advanced features include large inner diameter lumens designed for long term patency, a proprietary guidewire lumen to facilitate catheter exchanges and Curved Tip Technology that allows the catheter to self-center in the SVC (Superior Vena Cava).

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

Our primary device competitors include: Boston Scientific Corporation; Cook Medical; C.R. Bard; Medical Components, Inc. (Medcomp); TeleFlex Medical; Smiths Medical, a subsidiary of Smiths Group plc; Vascular Solutions; Medtronic; Merit Medical; Terumo Medical Corporation; Vascular Solutions and Total Vein Systems.

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

Backlog

Historically, we ship the majority of products within 24-48 hours of receipt of the orders, and accordingly our backlog is not significant.

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

We own or lease four primary manufacturing properties providing capabilities which include manufacturing, service, engineering and research, distribution warehouses and offices. These facilities are registered with the FDA and have been certified to ISO 13485 standards, as well as the CMD/CAS Canadian Medical Device Regulations. ISO 13485 is a quality system standard that satisfies European Union regulatory requirements, thus allowing us to market and sell our products in European Union countries. Our manufacturing facilities are subject to periodic inspections by regulatory authorities to ensure compliance with domestic and non-U.S. regulatory requirements. See “Government Regulation” section of this report for additional information. See Item 2 "Properties" for details on each manufacturing location.

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

As of May 31, 2015, we owned or had exclusive licenses to 242 U.S. utility patents, 113 pending U.S. utility applications, and 86 foreign issued and pending utility patents. We also own 68 U.S. registered trademarks and 51 common law trademarks. We currently have 115 registered international trademarks and 12 pending international trademarks.

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

Third-Party Reimbursement and Anti-Fraud and Corrupt Practices Regulation

United States - The delivery of our devices is subject to regulation by the Department of Health and Human Services (HHS) and comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care items and services. U.S. laws and regulations are imposed primarily in connection with the Medicare and Medicaid programs, as well as the government’s interest in regulating the quality and cost of health care. Foreign governments also impose regulations in connection with their health care reimbursement programs and the delivery of health care items and services.

U.S. federal health care laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally-funded health care programs. The principal U.S. federal laws include: (1) the Anti-kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of including or rewarding referrals of items or services reimbursable by a federal health care program; (2) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program, including claims resulting from a violation of the Anti-kickback Statute; (3) the Stark law which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider; and (4) health care fraud statutes that prohibit false statements and improper claims to any third-party payer. There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers. In addition, the U.S. Foreign Corrupt Practices Act (FCPA) can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country.

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

Employees

As of May 31, 2015, we had approximately 1,300 full time employees. None of our employees are represented by a labor union and we have never experienced a work stoppage.

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Joseph M. DeVivo	48	President and Chief Executive Officer
Mark T. Frost	52	Executive Vice President, Chief Financial Officer
John Soto	51	Executive Vice President, Chief Commercial Officer
Mark Stephens	47	Senior Vice President, Administration
Stephen A. Trowbridge	41	Senior Vice President and General Counsel
Barbara Kucharczyk	42	Senior Vice President Global Operations
Gary Barrett	47	Senior Vice President, Quality & Regulatory Affairs
Ben Davis	51	Senior Vice President, Business Development
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
Mark Stephens joined AngioDynamics in January 2013 as Senior Vice President, Administration. Prior to joining AngioDynamics, Mr. Stephens most recently led the global human resources organization for Smith and Nephew Orthopedics. Before joining Smith and Nephew, Mr. Stephens held the position of Vice-President, Human Resources, at Ingersoll Rand Corporation and served as Director of talent management with the Robert Bosch Corporation. He holds a MBA in Human Resources from Murray State University and a BS, Business Administration with a concentration in Economics and finance from the University of Tennessee.
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
Barbara Kucharczyk joined AngioDynamics in June 2012 and was promoted to Senior Vice President Global Operations in June 2015. Prior to joining AngioDynamics, Mrs. Kucharczyk most recently was the Focus Factory Manager for Vascular Therapy at Covidien. Before joining Covidien, Mrs. Kucharczyk was the Plant Manager for the Forest Products Group at

Hexion Specialty Chemicals, Inc. She holds a MBA from Rensselaer Polytechnic Institute, a BS in Chemical Engineering from the State University of New York Center at Buffalo and a BS in Chemistry from the State University of New York College at Fredonia.
Gary Barrett joined AngioDynamics in May 2014 and was promoted to Senior Vice President, Quality and Regulatory Affairs in June 2015. Prior to joining AngioDynamics, Mr. Barrett most recently was the Head of RA Development/Business Development at DEKRA. Before joining DEKRA, Mr. Barrett was the Vice President Regulatory Affairs for Merit Medical Systems Inc. He holds a PhD in Biotechnology from the Cranfield Biotechnology Center, a MBA from the Cranfield School of Management, a Masters in Environmental Diagnostics and Bachelors in Zoology.

Ben Davis joined AngioDynamics as Senior Vice President, Business Development in March 2015. Prior to joining AngioDynamics, Mr. Davis most recently was the Vice President Business Integration at C.R. Bard, Inc. where he was previously the Divisional Head of Business Development from 2004 -2013. Before joining C.R. Bard, Inc. Mr. Davis held the position of Chief Financial Officer, Treasurer at Axya Medical Inc. He holds a MBA in Business Administration - Finance from Bentley College Graduate School and BS in Business Administration from Bryant College.

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

In recent years we have begun to implement our operational excellence initiatives which include a number of restructuring, realignment and cost reduction initiatives. While we have realized some efficiencies from these actions, we may not realize the benefits of these initiatives to the extent we anticipated. Further, such benefits may be realized later than expected, and the ongoing difficulties in implementing these measures may be greater than anticipated, which could cause us to incur additional costs or result in business disruptions. In addition, if these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in significant additional charges. Moreover, if our restructuring and realignment efforts prove ineffective, our ability to achieve our other strategic goals and business plans may be adversely affected

We are dependent on single and limited source suppliers which subjects our business and results of operations to risks of supplier business interruptions.

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

In addition, we purchase certain products as a distributor for the manufacturer of those products, including Sotradecol and our Celerity tip location system. Operational, quality or regulatory issues of the manufacturers of the products we distribute could constrain or interrupt the availability of those products or services.  Any constraint, interruption in supply of finished products that we distribute could have a material adverse effect on our ability to sell products, our financial condition and our results of operations.

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

Failure to secure adequate reimbursement for our products could materially impair our ability to grow revenue and drive profitability.

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

Our success in international markets will depend largely upon the availability of reimbursement from the third-party payors through which healthcare providers are paid in those markets. Reimbursement and healthcare payment systems vary significantly by country. The main types of healthcare payment systems are government sponsored healthcare and private insurance. Reimbursement approval must be obtained individually in each country in which our products are marketed. Outside the United States, we generally rely on our distributors to obtain reimbursement approval in the countries in which they will sell our products. There can be no assurance that reimbursement approvals will be received. The failure to secure reimbursement approvals in international markets could materially impact our financial position and results of operations.

Cost-containment efforts of group purchasing organizations could adversely affect our selling prices, financial position and results of operations.

Many of our existing and potential customers have become members of group purchasing organizations, or GPOs, and integrated delivery network, or IDNs, in an effort to reduce costs. GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple manufacturers with the intention of driving down pricing. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain market prices for our products or obtain or maintain contract positions with major GPOs and IDNs, which could adversely impact our profitability. Also, sales through a GPO or IDN can be significant to our business and if we are unable to retain contracts with our customers, or acquire additional contracts, our financial results may be negatively impacted.

If we are unable to convince customers that our products can improve the cost structure of their business, our revenue growth and profitability may be materially adversely impacted.

Worldwide initiatives to contain healthcare costs have led government and the private sector enact cost containment efforts as means of managing the growth of health care utilization. Common techniques include policies on price regulation, competitive pricing, bidding and tender mechanics, coverage and payment, comparative effectiveness of therapies, technology assessments, and managed-care arrangements. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices and therapies. Government programs, including Medicare and Medicaid, private health care insurance, and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, tying reimbursement to outcomes, shifting to population health management, and other mechanisms designed to constrain utilization and contain costs. Simultaneously, hospitals are redefining their role in health care delivery as many assume much more risk and control of the total cost of patient care. To successfully make this transformation health systems are consolidating, purchasing or partnering with physicians, post-acute care providers, while also narrowing networks thus allowing greater control over outcomes. Today, many systems are becoming ‘mini’ payer/provide organizations. These newly redesigned health systems are creating mechanisms such as value analysis and centralized purchasing functions that set pricing and in some cases limiting the number of vendors that can participate in the purchasing program. Hospitals are also aligning interests with physicians through employment and other arrangements, such as gainsharing, where a hospital agrees with physicians to share any realized cost savings resulting from the physicians’ collective change in practice patterns such as standardization of devices where medically appropriate. This has created an increasing level of price sensitivity among customers for our products. Some third-party payers must also approve coverage and set reimbursement levels for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. Even though a new medical device may have been cleared for commercial distribution, we may find limited demand for the device until coverage and sufficient reimbursement levels have been obtained from governmental and private third-party payers. In addition, some private third-party payers require that certain procedures or that the use of certain products be authorized in advance as a condition of reimbursement. International examples of cost containment initiatives and health care reforms advancing clinical outcomes as the key to market access are emerging in France, Germany, the Netherlands and the UK. This new criteria can severely restrict coverage, reduce reimbursement and delay access to key markets with requirements for incremental clinical benefit and coverage with evidence development.

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

Development and sales of our products are dependent on a number of factors beyond our control, and our inability to successfully complete our research and development, design, marketing strategy and regulatory clearance with respect to the respective products may adversely affect our business, financial condition and results of operations.

A significant aspect of our growth strategy is the continued market development of products including NanoKnife, AngioVac and BioFlo products.

There can be no guarantee that we will be able to develop and manufacture additional next generation or updated products on commercially favorable terms, or at all. NanoKnife and AngioVac are developing technologies and the inability of either of them to achieve clinical acceptance, as well as our inability to generate meaningful clinical data to convince providers of the clinical and economic benefits of our BioFlo platform, could severely limit our ability to drive revenue growth.

We currently have FDA 510(k) clearance to market NanoKnife products for soft tissue ablation. If we are not able to secure FDA approval to conduct investigational device exemption (IDE) trials or marketing approval for additional or more specific indications, through 510(k) clearance, pre-market approval or otherwise, our ability to market our NanoKnife products will be restricted which may have an adverse effect on our business, financial condition and results of operations.

We face intense competition in the medical device industry. We may be unable to compete effectively with respect to technological innovation and price which may have an adverse effect on our revenues, financial condition or results of operations.

The markets for our products are highly competitive, and we expect competition to continue to intensify. We may not be able to compete effectively, and we may lose market share to our competitors. Our primary device competitors include: Boston Scientific Corporation; Cook Medical; C.R. Bard; Medical Components, Inc. (Medcomp); TeleFlex Medical; Smiths Medical, a subsidiary of Smiths Group plc; Vascular Solutions; Medtronic; Merit Medical; Terumo Medical Corporation; Vascular Solutions and Total Vein Systems. Many of our competitors have substantially greater:

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

Additionally, we rely on trade secret protection for certain unpatented aspects of our proprietary technology. There can be no assurance that others will not independently develop or otherwise acquire substantially equivalent proprietary information or techniques, that others will not gain access to our proprietary technology or disclose such technology, or that we can meaningfully protect our trade secrets. We have a policy of requiring key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Our confidentiality agreements also require our employees to assign to us all rights to any inventions made or conceived during their employment with us. We also generally require our consultants to assign to us any inventions made during the course of their engagement by us. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer or disclosure of confidential information or inventions.

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

We may be subject to fines, penalties, injunctions or costly investigations if we are determined to be promoting the use of our products for unapproved or “off-label” uses.

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

We may be exposed to risks associated with acquisitions, including integration risks and risks associated with methods of financing and the impact of accounting treatment. Accordingly, completed acquisitions may not enhance our financial position or results of operations as they are based projections and assumptions which are uncertain and subject to change.

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

•	diversion of management attention from ongoing business concerns to integration matters;

•	difficulty of maintaining uniform standards, controls, procedures and policies;

•	challenges in demonstrating to our customers and to customers of Navilyst that the acquisition will not result in adverse changes in customer service standards or business focus; and

•	possible cash flow interruption or loss of revenue as a result of change of ownership transitional matters.

•	difficulty of assimilating the operations and personnel of acquired businesses;

•	potential loss of key employees of acquired businesses, and the impairment of relationships with employees and customers as a result of changes in management; and

•	uncertainty as to the long-term success of any acquisitions we may make.

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

We borrowed an aggregate of approximately $140 million. The terms of our credit facilities require us to comply with certain financial maintenance covenants. In addition, the terms of our new indebtedness also include certain covenants restricting or limiting our ability to take certain actions.

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

The presence of a significant stockholder who may sell our common stock, could cause our stock price to decline or they may affect the ability of a third party to acquire control of us.

The former Navilyst stockholders, including investment funds affiliated with Avista Capital Partners, beneficially own approximately 21% of our outstanding common stock. The sale of a substantial number of our shares by such parties or our other stockholders within a short period of time could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

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

Sales outside the United States accounted for approximately 20% of our net sales during our fiscal year ended May 31, 2015. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging and/or faster-growing markets outside the United States. Our sales and profitability from our international operations are subject to risks and uncertainties that can vary by country, and include those related to political and economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights. These risks and uncertainties could have a material adverse effect on our business and/or results of operations.

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

Our business depends upon our ability to attract and retain highly qualified personnel, including managerial, sales and technical personnel. We compete for key personnel with other companies, healthcare institutions, academic institutions, government entities and other organizations. We do not have written employment agreements with our executive officers, other than the CEO. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel or hire or retain other qualified personnel in the future. In addition, our sales force is highly talented and there is high competition in the sales industry which could have an adverse effect on our business if there is significant turnover.

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

The ongoing introduction of new products and services that affect our overall product mix make the prediction of future operating results difficult. You should not rely on our past results as any indication of future results or operating results. The price of our common stock will likely fall in the event that our operating results do not meet the expectations of analysts and investors. Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

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

The trading price of our common stock price may be volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Our goodwill, intangible assets and fixed assets are subject to potential impairment.

A significant portion of our assets consists of goodwill, intangible assets and fixed assets, the carrying value of which may be reduced if we determine that those assets are impaired.

Most of our intangible and fixed assets have determinable useful lives and are amortized or depreciated over their useful lives on either a straight-line basis or over the expected period of benefit or as revenues are earned from the sales of the related products. The underlying assumptions regarding the estimated useful lives of these intangible assets are reviewed annually and more often if an event or circumstance occurs making it likely that the carrying value of the assets may not be recoverable and are adjusted through accelerated amortization if necessary. Whenever events or changes in circumstances indicate that the carrying value of the assets is not recoverable we test intangible assets for impairment based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset. During the third quarter of fiscal 2015, we recorded an impairment charge of $6.4 million associated with trademarks.

We review our single reporting unit for potential goodwill impairment in the third fiscal quarter of each year as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in December 2014 indicated no goodwill impairments.

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

We rely on the proper function, availability and security of information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business, financial condition or results of operations.

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Similar to other large multi-national companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information, and changing customer patterns. In addition, third parties may attempt to hack into our products to obtain data relating to patients with our products or our proprietary information. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.

The Company has substantial deferred tax assets that could become impaired and result in a charge to earnings.

Our Federal net operating loss carryforwards as of May 31, 2015 after considering IRC Section 382 limitations are $147.6 million. The expiration of the Federal net operating loss carryforwards are as follows: $30.7 million between 2017 and 2026 and $116.9 million between 2027 and 2033.

Our state net operating loss carryforwards as of May 31, 2015 after considering remaining IRC Section 382 limitations are $29.4 million which expire in various years from 2015 to 2033.

If future results are less than projected in the U.S. and if tax planning alternatives do not offset those effects, a valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded. While the net deferred tax asset at May 31, 2015 is $19.3 million, if the Company were required to record a valuation allowance it could be $15.3 million greater than this amount due to deferred tax liabilities related to intangibles that have an indefinite reversal period.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.

During the year ended May 31, 2015, we operated in the following locations:

Location	Purpose	Approx. Sq. Ft.	Property Type
Latham, NY	Corporate headquarters	55,000	Leased
Glens Falls, NY	Manufacturing and distribution	189,000	Owned
Queensbury, NY	Manufacturing and distribution	129,000	Owned
Manchester, GA	Manufacturing and distribution	60,000	Leased
Marlborough, MA	Research & Development	31,000	Leased
Denmead, U.K.	Manufacturing	7,500	Leased
Amsterdam, NL	Selling, Marketing & Administrative	10,100	Leased
In addition, we lease sales offices in various other jurisdictions.

Item 3.	Legal Proceedings.

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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of the Company’s implantable port products infringe on three U.S. patents held by Bard (the “Utah Action”). Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, the Company filed petitions for reexamination in the US Patent and Trademark Office ("PTO") which seek to invalidate all three patents asserted in the litigation. The Company’s petitions have been granted and 40 of 41 patent claims have been and remain rejected. The Patent Office has issued a Final Rejection of all the claims subject to reexamination and Bard has filed appeals. The parties have completed briefing on the appeals and oral argument was held on June 18, 2015. The parties are awaiting decision by the Board of Appeals and Interferences. The case has been stayed pending final resolution of the PTO process. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
On March 10, 2015, C.R. Bard, Inc. and Bard Peripheral Vascular, Inc. filed suit in the United States District Court for the District of Delaware claiming certain of the Company’s implantable port products infringe three Bard patents (the “Delaware Action). Bard is seeking unspecified damages and other relief; and the patents asserted in the Delaware Action are different than those asserted in the Utah Action. On June 1,2015, the Company filed two motions in response to Bard’s Complaint - - one seeks transfer to the District of Utah where the Utah Action is currently pending, and the other seeks dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. Briefing is complete on both motions (except Bard has requested permission to file a Sur-Reply on the dismissal motion) and the parties are awaiting decision by the Delaware Court. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

LC Beads

In June 2014 we received a subpoena from the U.S. Department of Justice (the “DOJ”) requesting documents in relation to a purported criminal investigation the DOJ is conducting regarding BTG International, Inc.’s LC Bead® product beginning in 2003.  RITA Medical Systems and AngioDynamics, Inc., after its acquisition of RITA, was the exclusive distributor of LC Beads in the United States from 2006 through December 31, 2011.  We are cooperating fully with this investigation and at this time are unable to predict its scope, duration or outcome.

EVLT

In April 2015 we received a subpoena from the DOJ requesting documents in relation to a criminal investigation the DOJ is conducting regarding purported promotion of certain of AngioDynamics’ VenaCure EVLT products for un-cleared indications.  We are cooperating fully with this investigation and at this time are unable to predict its scope, duration or outcome.

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

	Sale Price
	High	Low
Year ended May 31, 2015
Fourth Quarter	$18.89	$15.54
Third Quarter	$19.72	$17.29
Second Quarter	$17.85	$13.29
First Quarter	$16.60	$13.80

	Sale Price
	High	Low
Year ended May 31, 2014
Fourth Quarter	$17.10	$13.06
Third Quarter	$19.00	$14.87
Second Quarter	$16.20	$10.87
First Quarter	$12.63	$10.53
As of July 31, 2015, there were 207 holders of record of our common stock.
Dividends
We did not declare any cash dividends on our common stock during our last three fiscal years. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.
Performance Graph
The graph below matches AngioDynamics, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the RDG SmallCap Medical Devices index, and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from May 31, 2010 to May 31, 2015. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AngioDynamics, Inc., the NASDAQ Composite Index,
the NASDAQ Medical Equipment Index and the RDG SmallCap Medical Devices Index
$300
$250
$200
$150
$100
$50
$0
5/10
8/10
11/10
2/11
5/11
8/11
11/11
2/12
5/12
8/12
11/12
2/13
5/13
8/13
11/13
2/14
5/14
8/14
11/14
2/15
5/15
AngioDynamics, Inc.
NASDAQ Composite
NASDAQ Medical Equipment
RDG SmallCap Medical Devices

*$100 invested on 5/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending May 31.

Item 6.	Selected Financial Data.
You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.
The consolidated statements of operations data for the fiscal years ended May 31, 2015, May 31, 2014, and May 31, 2013, and the consolidated balance sheet data as of May 31, 2015 and May 31, 2014, are derived from the consolidated financial statements that are included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the fiscal years ended May 31, 2012 and May 31, 2011, and the consolidated balance sheet data as of May 31, 2013, May 31, 2012 and May 31, 2011, are derived from our audited consolidated financial statements not included in this annual report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note N of “Notes to Consolidated Financial Statements” for a description of the method that we used to compute our historical basic and diluted net income per share attributable to common stockholders.

	Year ended
	(Amounts in thousands, except per share information)
	May 31, 2015	May 31, 2014	May 31, 2013	May 31, 2012	May 31, 2011
Consolidated Statements of Operations Data:
Net sales	$356,974	$354,425	$341,916	$221,917	$215,620
Gross profit	176,889	179,668	168,514	125,309	125,573
Operating expenses
Research and development	26,931	27,486	26,319	20,511	21,373
Sales and marketing	80,623	83,200	76,121	64,505	58,123
General and administrative	29,871	26,639	26,186	19,033	17,760
Amortization of intangibles	17,912	16,622	16,617	9,309	9,234
Change in fair value of contingent consideration	(8,196)	(1,808)	1,583	—	—
Acquisition, restructuring and other items, net (a)	26,600	10,760	13,800	15,859	7,182
Medical device excise tax	4,142	3,829	1,600	—	—
Total operating expenses	177,883	166,728	162,226	129,217	113,672
Operating income (loss)	(994)	12,940	6,288	(3,908)	11,901
Total other (expenses) income, net	(7,005)	(7,200)	(7,875)	(1,514)	(1,265)
Net income (loss)	$(3,268)	$2,666	$(1,211)	$(5,183)	$8,077
Earnings (loss) per share
Basic	$(0.09)	$0.08	$(0.03)	$(0.20)	$0.32
Diluted	$(0.09)	$0.08	$(0.03)	$(0.20)	$0.32

(a)
Acquisition, restructuring and other items, net consists of fixed and long-term asset impairments, intangible impairments, cost associated with litigation, recalls, the operational excellence program and other miscellaneous items.

	As of
	(Amounts in thousands)
	May 31, 2015	May 31, 2014	May 31, 2013	May 31, 2012	May 31, 2011
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$20,080	17,914	23,955	40,309	131,542
Working capital	94,656	84,969	77,839	103,991	168,775
Total assets	773,623	798,891	790,734	719,988	437,312
Total debt	137,660	142,660	142,500	150,000	6,550
Contingent consideration	47,384	67,331	75,049	—	—
Total long-term liabilities	167,444	195,303	201,317	142,827	6,275
Total stockholders’ equity	545,022	536,835	526,102	523,391	405,637

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

Our ability to further increase our profitability will depend in part on improving gross profit and operating margins. A portion of improved gross margin we expect to deliver through the acquisition, development and sale of innovative products, such as those mentioned above. Additionally, we have an active a company-wide operational excellence program designed to create manufacturing efficiencies and drive improved business performance. Further, we anticipate being able to manage increases in our operating expenses at a rate slower than our sales growth to provide further operating margin expansion.

Recent Developments

Operational Excellence Program - On December 5, 2013, we announced a company-wide operational excellence program designed to save between $15 and $18 million during the course of the next three years and expected to create greater efficiencies and drive business performance improvements. (See Note Q of Notes to Consolidated Financial Statements for more information related to the restructuring.)

Morpheus PICC recall and product line discontinuance - during the quarter ended February 28, 2015 we made a decision to voluntarily recall our Morpheus PICC product line and concurrently discontinue the product. The recall decision was made following an internal evaluation commenced as a result of communications from two international regulatory bodies which noted product complaints. Based on the evaluation performed and the lack of clear root cause, we determined the best course of action was to recall the product. Further, consistent with our strategy to transition toward our transformational BioFlo product offerings, we decided to discontinue the Morpheus line. The result was $6.1 million in charges during the year, including $4.8 million of inventory write-offs included in “Cost of sales”, as well as $1.0 million of costs associated with product returns, storage costs and other expenses which are included in “Acquisition, Restructuring and Other Items, net”.

Automated Power Injector - over the last several years we have invested in the development of a new technology which was intended to create a transformational shift in our fluid management product line. As a result of recent concerns related to an extended and difficult path to regulatory approval for the differentiating technology, we evaluated the long-term opportunity, as well as the expected risk and costs associated with bringing this technology to market. Based on that evaluation, in the quarter ended February 28, 2015 we made a decision to shift away from this technology toward other strategies and opportunities within the fluid management market. As a result we no longer expect cash flows to be generated by certain fixed assets and recorded a full impairment charge of $8.2 million. In addition, the sales projected on this product were a significant portion of the long-term sales projections under the NAMIC brand. The NAMIC trademark was acquired in the Navilyst Medical acquisition and was accounted for as an indefinite lived intangible asset with a value of $28.6 million at that time. Primarily as a result of the reduction in expected NAMIC product sales driven by the discontinuance of this project, we recorded an impairment charge of $6.4 million.

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

Under the terms of the agreement, which has not been finalized, AngioDynamics receives an exclusive worldwide license to market and sell, upon regulatory clearances, EmboMedics’ microsphere technology. AngioDynamics will also control manufacturing of the products. AngioDynamics will make an initial $2.0 million equity investment in EmboMedics through the purchase of preferred stock. The Company may make an additional $9.0 million in equity, as well as milestone driven investments, and can execute an exclusive option to acquire EmboMedics, based on the achievement of certain milestones.

Management's Use of Non-GAAP Measures

Net sales “on a constant currency basis” is a non-GAAP measure. The company analyzes net sales on a constant currency basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the company believes that evaluating growth in net sales on a constant currency basis provides an additional and meaningful assessment of net sales to both management and the company’s investors. Constant currency growth rates are calculated by translating the prior year’s local currency sales by the current period’s exchange rate.

Constant currency growth rates are not indicative of changes in corresponding cash flows. The limitation of these non-GAAP measures is that they do not reflect results on a standardized reporting basis. Non-GAAP measures are intended to supplement the applicable GAAP disclosures and should not be viewed as replacements of GAAP results.

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

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the SEC’s authoritative guidance on revenue recognition which requires that four criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Decisions relative to criterion (iii) regarding collectability are based upon our judgments, as discussed under “Accounts Receivable” below, and should conditions change in the future and cause us to determine this criterion is not met; our results of operations may be affected. We recognize revenue, net of sales taxes assessed by any governmental authority, as products are shipped, based on F.O.B. shipping point terms when title and risk of loss passes to customers. We negotiate shipping and credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved by us and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least 12 months remaining prior to its expiration date. Charges for discounts, returns, rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the revenue is recorded. The accrual for product returns, discounts and other allowances is based on the company’s history. Sales rebates are accrued by the company in the period in which the sale is recorded.

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where their recovery is not likely, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of operations

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. Fiscal years 2011 through 2015 remain open to examination by the various tax authorities. New York State is currently auditing AngioDynamic’s franchise tax filings for 2011 through 2014, and we do not anticipate any material adjustments will result. We analyzed filing positions in all of the Federal and state jurisdictions where we are required to file income taxes, as well as all open tax years in these jurisdictions and believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments will result in a material adverse effect on our financial condition, results of operations or cash flows.

We do not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

Acquisitions

In a business combination, the acquisition method of accounting requires that the identifiable assets acquired and liabilities assumed be measured at their fair value, with goodwill being the excess value of consideration paid over the fair value of the net identifiable assets acquired. IPR&D is capitalized and recorded as an indefinite-lived intangible asset at the acquisition date, contingent consideration is recorded at fair value at the acquisition date, and transaction costs are expensed as incurred. When the company acquires net assets that are not accounted for as a business combination, no goodwill is recognized.

The fair value of the liability for contingent consideration recorded on the acquisition date is based on probability weighted estimated cash flow streams, discounted back to present value using a discount rate determined in accordance with accepted valuation methods. The liability for contingent consideration is remeasured to fair value at each reporting period with changes recorded in earnings until the contingency is resolved.

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

Results of Operations for the years ended May 31, 2015 and 2014

For the fiscal year ended May 31, 2015, we reported net loss of $3.3 million, or ($0.09) loss per diluted share, on net sales of $357.0 million compared to a fiscal 2014 net income of $2.7 million, or $0.08 per diluted share, on net sales of $354.4 million.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the year ended May 31, 2015 and 2014:

	For the years ended May 31,
	2015	2014	% Growth	Currency Impact (Pos) Neg	Constant Currency Growth
Net Sales by Product Category
Peripheral Vascular	$192,833	$192,626	0%
Vascular Access	107,874	106,394	1%
Oncology/Surgery	52,090	49,360	6%
Total Excluding Supply Agreement	352,797	348,380	1%	1%	2%
Supply Agreement	4,177	6,045	-31%	0%	-31%
Total	$356,974	$354,425	1%	0%	1%

Net Sales by Geography
United States	$280,851	$280,161	0%	0%	0%
International	71,946	68,219	5%	4%	9%
Supply Agreement	4,177	6,045	-31%	0%	-31%
Total	$356,974	$354,425	1%	0%	1%

For year ended May 31, 2015, net sales increased $2.5 million to $357.0 million compared to the year ended May 31, 2014. As shown in the table above, while consolidated net sales increased by 1%, excluding the planned reduction in sales under our supply agreement and a negative impact from fluctuations in currency exchange rates, our sales increased 2% year over year. Growth was driven by our international business, which grew 9% excluding the negative impact of currency. Sales were significantly impacted by unfavorable movement in currency exchange rates, particularly the Euro, British pound and Canadian dollar, with the remainder of the changes as compared to the prior year driven by volume.

From a product line perspective, Peripheral Vascular sales increased $0.2 million primarily attributable to increased sales of AngioVac and Fluid Management products, offset by declines in our venous business and a negative impact of currency rate movements noted above. Vascular access sales increased $1.5 million as our BioFlo line of products continued to gain traction in the marketplace, offset by the voluntary recall and discontinuance of our Morpheus product line in the third fiscal quarter. Oncology/Surgery sales increased $2.7 million primarily due to the performance of NanoKnife products, particularly in the international markets.

From a geographic perspective, U.S. sales increased $0.7 million due to growth in the Peripheral Vascular and Vascular Access products, offset by a reduction in Oncology/Surgery sales. While total U.S. Oncology/Surgery declined by $0.9 million, our U.S. NanoKnife sales growth exceeded 10%. International sales increased 9% on a constant-currency basis, with the largest driver being NanoKnife.

Our supply agreement arrangement, which we do not include in either the U.S. or International geographic sales, declined by $1.9 million as we continue to wind down that relationship.

Gross Profit, Operating expenses, and Other income (expense)

	For the year ended May 31,
	2015	2014	% Change
Gross profit	$176.9	$179.7	-1.6%
Gross profit % of sales	49.6%	50.7%
Research and development	$26.9	$27.5	-2.2%
% of sales	7.5%	7.8%
Selling and marketing	$80.6	$83.2	-3.1%
% of sales	22.6%	23.5%
General and administrative	$29.9	$26.6	12.4%
% of sales	8.4%	7.5%
Medical device excise tax	$4.1	$3.8	7.9%
% of sales	1.2%	1.1%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. The $2.8 million decrease compared to 2014 is mostly attributable to a $4.8 million charge related to Morpheus PICC inventory on hand at the time of the product discontinuance. Further decreases were the result of currency exchange fluctuations which negatively impacted our sales with minimal reduction to our cost of sales. These headwinds were partially offset by product cost reductions generated by our active Operational Excellence program and favorable shifts in product mix.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs. The decrease in R&D costs for the year ended May 31, 2015 relates to savings generated by restructuring activities in fiscal 2015.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. Decreases in S&M expense for the year ended May 31, 2015 is the result of a reorganization of our international sales organization, combined with the impact of attrition in our U.S. sales force. While the U.S. sales force attrition benefited our operating expenses in fiscal 2015, retaining our sales employees is important to our long-term revenue growth and operating results.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. Increases in G&A expenses for the year ended May 31, 2015 are primarily the result of higher depreciation and maintenance expenses particularly as a result of the ERP implementation in the prior year and increased incentive and stock-based compensation costs.

Medical device excise tax - Medical device excess tax is assessed on our U.S. product sales subject to exclusions and adjustments. The slight increase as compared to the prior year is attributable to the mix of taxable products within the U.S. market.

	For the year ended May 31,
	2015	2014	$ Change
Amortization of intangibles	$17.9	$16.6	$1.3
Change in fair value of contingent consideration	$(8.2)	$(1.8)	$(6.4)
Acquisition, restructuring and other items, net	$26.6	$10.8	$15.8
Other expense	$(7.0)	$(7.2)	$0.2

Amortization of intangibles - Amortization of intangibles for the year ended May 31, 2015 increased primarily related to intangible asset amortization associated with our AngioVac technologies.

Change in fair value of contingent consideration - represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration. Fiscal 2015 included $10.5 million in gains recognized as a result of reducing the estimated present value of future payments due on earn-outs, representing a $5.5 million increase as compared to $5.0 million gain recorded in fiscal 2014. These gains were partially offset in each period by amortization of the present value discount on the contingent liabilities.

Acquisition, restructuring and other items, net - Expense for fiscal 2015 consists of $9.1 million of fixed and long-term asset impairments, $6.4 million of impairment on the NAMIC trademark, other costs associated with litigation, the recall of Morpheus, our operational excellence program, and other miscellaneous items. The impairment charges were primarily driven by a change in strategy within our fluid management product development pipeline, as we moved away from our planned design of an Automated Power Injector.

Other expenses - Other expenses include interest expense, credit card processing fees, foreign currency impacts, bank fees, and amortization of deferred financing costs. Expenses were consistent year over year in amount and composition.

	For year ended May 31,
	2015	2014
Income tax expense (benefit)	$(4.7)	$3.1
Effective tax rate including discrete items	59%	54%

Income tax provision (benefit) - Our effective tax rate was 59% for fiscal 2015 compared with 54% for the prior year. The current year rate reflects the benefit of the $9.2 million nontaxable adjustment to the contingent liabilities related to Vortex Medical and Clinical Devices, and a seven month benefit from the R&D tax credit that expired on December 31, 2014, offset by non-deductible interest expense related to contingent payments, true-ups of our fiscal year 2014 US income tax returns and the impact of the elimination of the ASC 718 APIC pool. The prior year rate reflects the benefit of the $5.0 million nontaxable adjustment to the contingent liability related to Vortex Medical, Inc., offset by the impact of a New York State tax law change that resulted in a $1.2 million net write off of tax assets, non-deductible interest expense related to contingent payments, a seven month benefit from the R&D tax credit that expired on December 31, 2013, true ups of our fiscal year 2013 US income tax returns and the impact of the elimination of the ASC 718 APIC pool.

Results of Operations for the years ended May 31, 2014 and 2013

For the fiscal year ended May 31, 2014, we reported net income of $2.7 million, or $0.08 per basic and diluted common share, on net sales of $354.4 million compared to a fiscal 2013 net loss of $1.2 million, or ($0.03) per basic and diluted common share, on net sales of $341.9 million.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the year ended May 31, 2014 and 2013:

	For the years ended May 31,
	2014	% of Net Sales	2013	% of Net Sales
Net Sales by Product Category
Peripheral Vascular	$192,626	54%	$179,573	53%
Vascular Access	106,394	30%	106,690	31%
Oncology/Surgery	49,360	14%	47,155	14%
Total Excluding Supply Agreement	348,380	98%	333,418	98%
Supply Agreement	6,045	2%	8,498	2%
Total	$354,425	100%	$341,916	100%

Net Sales by Geography
United States	$280,161	79%	$266,228	78%
International	68,219	19%	67,190	20%
Supply Agreement	6,045	2%	8,498	2%
Total	$354,425	100%	$341,916	4%

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

Gross Profit, Operating expenses, and Other income (expense)

	For the year ended May 31,
	2014	2013	% Change
Gross profit	$179.7	$168.5	6.6%
Gross profit % of sales	50.7%	49.3%
Research and development	$27.5	$26.3	4.6%
% of sales	7.8%	7.7%
Selling and marketing	$83.2	$76.1	9.3%
% of sales	23.5%	22.3%
General and administrative	$26.6	$26.2	1.5%
% of sales	7.5%	7.7%
Medical device excise tax	$3.8	$1.6	137.5%
% of sales	1.1%	0.5%

Gross profit- Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Our gross profit as a percentage of sales was 50.7% in fiscal 2014 compared with 49.3% in fiscal 2013. The increase in gross profit percentage in fiscal 2014 was primarily attributable to $3.8 million in step-up basis amortization related to Navilyst inventory acquired in the prior year, as well as growth in higher margin products such as AngioVac.

Research and development expenses- Research and development (“R&D”) expenses include costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs. R&D expenses increased by $1.2 million, or 4.4%, to $27.5 million in fiscal 2014 compared to the prior year. The increase is primarily due to increased R&D spending on clinical trials and other new product development. As a percentage of net sales, R&D expenses were 7.8% for fiscal 2014, compared to 7.7% for fiscal 2013.

Sales and marketing expenses- Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and samples. S&M expenses increased $7.1 million or 9.3% to $83.2 million in fiscal 2014 compared to $76.1 million in fiscal 2013. This increase is primarily due to investments made during fiscal 2013 in the US and International sales forces to drive improved sales performance. In addition, the geographic mix of sales created higher commission expense as compared to the prior year period. As a percentage of net sales, S&M expenses were 23.5% for fiscal 2014 compared to 22.3% for fiscal 2013.

General and administrative expenses- General and administrative (“G&A”) expenses includes the cost of executive management, finance, accounting, legal, human resources and information technology and the administrative and professional costs associated with those activities. G&A expenses increased by approximately $0.5 million when compared to fiscal 2013. G&A expenses decreased to 7.5% of net sales in fiscal 2014 when compared to 7.7% of net sales in fiscal 2013.

Medical device excise tax- Fiscal 2014 and 2013 included $3.8 million and $1.6 million of expense attributed to the Medical Device Excise Tax enacted into law effective January 1, 2013.

	For the year ended May 31,
	2014	2013	$ Change
Amortization of intangibles	$16.6	$16.6	$—
Change in fair value of contingent consideration	$(1.8)	$1.6	$(3.4)
Acquisition, restructuring and other items, net	$10.8	$13.8	$(3.0)
Other expense	$(7.2)	$(7.9)	$0.7

Change in fair value of contingent consideration- The fiscal 2014 results include a net benefit of $1.8 million as a result of a $5 million gain upon revaluation of the Vortex contingent consideration based on a revised sales forecast. This gain was partially offset by changes in fair value of the contingent consideration associated with Microsulis and Clinical Devices. Fiscal 2013 included expenses of $1.6 million related to the change in fair value of the contingent consideration associated with the Vortex and Microsulis acquisitions.

Acquisition, restructuring and other items, net- Acquisition, restructuring and other items, net totaled $10.8 million for fiscal 2014 and primarily consisted of $6.1 million in acquisition costs, $2.2 million in litigation costs and $1.4 million in costs related to our NY plant consolidation program. Fiscal 2013 acquisition, restructuring and other items totaled $13.8 million and primarily includes $7.6 million in transaction and related costs of the Navilyst and Microsulis acquisitions, $2.5 million in costs associated with the closure of the Cambridge, UK facility, $1.6 million in impairment costs associated with a discontinuance of a product offering and $1.4 million in litigation costs.

Other expenses- Other expenses for fiscal 2014 totaled $7.2 million, or 2% of net sales compared to fiscal 2013 results of $7.9 million, or 2.3% of net sales. The decrease is due to a reduction in interest expense as a result of our recent debt refinancing but was offset by increases in other expenses.

	For year ended May 31,
	2014	2013
Income tax expense (benefit)	$3.1	$(0.4)
Effective tax rate including discrete items	54%	24%

Income tax provision (benefit)- Our effective tax rate was 54% for fiscal 2014 compared with 24% for the prior year. The current year rate reflects the benefit of the $5.0 million nontaxable adjustment to the contingent liability related to Vortex Medical, Inc., offset by the impact of a New York State tax law change that resulted in a $1.2 million net write off of tax assets, non-deductible interest expense related to contingent payments, decreased non-US income, a seven month benefit from the R&D tax credit that expired on December 31, 2013, true ups of our fiscal year 2013 US income tax returns and the impact of the elimination of the ASC 718 APIC pool. Our ASC 718 APIC pool, which has been historically reduced when share-based compensation cost previously recognized by us was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting, is fully depleted. This depletion resulted in a discrete tax expense in fiscal 2014. The prior year rate reflects the impact of non-deductible costs related to the acquisition of Vortex, non-deductible interest expense related to contingent payments, the utilization of fully reserved capital losses, increased non-US income, the retroactive renewal of the previously expired R&D tax credit, the elimination of the Domestic Production Activities Deduction caused by reduced taxable income and the larger impact of non-deductible expenses also caused by the reduced taxable income in fiscal 2013.

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

Liquidity and Capital Resources
Our cash and cash equivalents totaled $18.4 million as of May 31, 2015, compared with $16.1 million as of May 31, 2014. Marketable securities totaled $1.7 million and $1.8 million for the years ended May 31, 2015 and May 31, 2014, respectively, and consist of auction rate securities. As of May 31, 2015, total debt was $137.7 million comprised of a term loan and revolving credit facility. The fair value of contingent consideration payments as of May 31, 2015 was $47.4 million.

The table below summarizes our cash flows for the years ended May 31, 2015, 2014 and 2013:

	For the year ended May 31,
	2015	2014	2013
Cash provided by (used in):
Operating activities	$26,242	$24,681	$26,652
Investing activities	(13,293)	(16,448)	(22,238)
Financing activities	(10,465)	(14,016)	(6,286)
Effect of exchange rate changes on cash and cash equivalents	(198)	86	(65)
Net change in cash and cash equivalents	$2,286	$(5,697)	$(1,937)

Cash provided by operating activities during the twelve months ended May 31, 2015 and 2014 was primarily the result of net loss excluding non-cash items offset by unfavorable shifts in working capital. In the current year, favorable working capital changes in accounts receivable was partially offset by increases in inventories and other assets and reductions in payables and accrued expenses.

The net cash used in investing activities for the current year period consisted of $11.9 million in fixed asset additions, a large portion of which is associated with facility investments, and $1.4 million in intangible asset additions. The prior year use of cash consisted primarily of $11.2 million of fixed asset additions, particularly the ERP implementation, $4.2 million as part of the Clinical Devices acquisition and $1.4 million in intangible asset additions.

The net cash provided by financing activities is the result of $11.2 million in payments on contingent liabilities and $5.0 million of net repayments on our credit facility, partially offset by $5.8 million of stock option and ESPP activity proceeds.

We believe that our current cash and investment balances, together with cash generated from operations and our remaining revolving credit facility capacity of $53.6 million as of May 31, 2015, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.
Our contractual obligations as of May 31, 2015 are set forth in the table below (in thousands). We have no variable interest entities or other off-balance sheet obligations.

	Cash Payments Due By Period as of May 31, 2015
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long term debt and interest	$144,646	$11,288	$133,358	$—	$—
Operating leases(1)	9,896	2,191	5,956	1,749	—
Purchase obligations(1)	9,940	9,940	—	—	—
Acquisition-related future obligations (2)	54,005	10,100	25,164	9,822	8,919
	$218,487	$33,519	$164,478	$11,571	$8,919

(1)
The non-cancelable operating leases and inventory purchase obligations are not reflected on our consolidated balance sheets under accounting principles generally accepted in the United States of America.

(2)
Acquisition-related future obligations include scheduled minimum payments and contingent payments based upon achievement of performance measures or milestones such as sales or profitability targets, the achievement of research and development objectives or the receipt of regulatory approvals. The amount represents the undiscounted value of contingent liabilities recorded on the balance sheet. Timing of payments are as contractually scheduled, or where contingent, the Company's best estimate of payment timing.

Recent Accounting Pronouncements

In February 2013, the FASB expanded the disclosure requirements related to changes in accumulated other comprehensive income (AOCI). The new guidance requires disclosure of the amount of income (or loss) reclassified out of AOCI to each respective line item on the statement of operations where net income is presented. The guidance allows disclosure of the reclassification either in the notes to the financial statements or parenthetically on the face of the financial statements. This requirement is effective for reporting periods beginning after December 15, 2012 (fourth quarter of our fiscal year 2013). The adoption did not have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASC Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Update No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Update No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. Early adoption is permitted for financial statements that have not been previously issued. The adoption of Update No. 2015-03 will require us to reclassify our debt issuance costs from deferred charges to direct deductions of our debt liabilities. This update is not expected to impact the results of our operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our credit facility and investments that could impact our results of operations and financial position.

We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 8% of our sales in fiscal 2015 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other Income (Expenses). Significant non-functional balances include a Euro denominated contingent liability and accounts receivable due from a sub-section of our international customers.

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

On September 19, 2013, we entered into a Credit Agreement (the "Credit Agreement")which provides for a $100 million senior secured term loan facility (“ Term Loan") and a $100 million senior secured revolving credit facility (the “Revolving Facility", and together with the Term Loan, the "Facilities"). Interest on both the Term Loan and Revolver will be based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.50% to 2.25% respectively. In the event of default, the interest rate may be increased by 2.0%. Changes in the interest rate would not be material.

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities primarily of less than two years. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and marketable securities and therefore affect our cash flows and results of operations. We hold investments in auction rate securities (“ARS”) in order to generate higher than typical money market investments. ARS typically are high credit quality, generally issued with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids. Such instances are usually the result of a drastic deterioration of issuer credit quality. Should there be a failed auction, we may be unable to liquidate our position in the securities in the near term. We have $1.7 million in investments in two auction rate securities issued by New York state and local government authorities that have failed auctions. The authorities are current in their interest payments on the securities.

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

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of May 31, 2015.

The effectiveness of our internal control over financial reporting as of May 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

Management of the Company previously identified and disclosed the following material weaknesses that existed as of May 31, 2014.
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

During 2015, management of the Company has been actively engaged in the implementation of remediation efforts to address the material weaknesses noted above. The following actions were taken:

•
Hired additional full-time and temporary accounting resources with appropriate levels of experience, including a new Global Controller, Assistant Controller, Senior Accounting Manager and Tax Director to drive improvement of and oversee day-to-day accounting activities.

•	Implemented an account reconciliation policy and monitoring program.

•	Added financial planning and analysis resources to strengthen our overall internal control environment.

•	Reallocated responsibilities across our accounting organization to ensure the appropriate level of knowledge and experience is applied based on risk and complexity.

•
Commenced a detailed review of our ERP to identify opportunities to improve the accuracy of routine transaction processing, specifically with respect to accounting transactions related to purchasing and payables.

Based upon the significant actions taken and the testing and evaluation of the effectiveness of our internal control over financial reporting, management of the Company has concluded the material weaknesses in the Company’s controls no longer existed as of May 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting for the fiscal quarter ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Part III
Certain information required by Part III is omitted from this annual report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year end pursuant to Regulation 14A (the “Proxy Statement”) for our annual meeting of Stockholders, currently scheduled for October 2015. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

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
(a)(1) Financial Statements
The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

(2) Financial Statement Schedules
The following consolidated financial statement schedule is included in Part IV of this report:

Schedule II—Valuation and qualifying accounts	80
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits	82

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AngioDynamics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of AngioDynamics, Inc. and its subsidiaries at May 31, 2015 and May 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
August 10, 2015

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended
	May 31, 2015	May 31, 2014	May 31, 2013
Net sales	$356,974	$354,425	$341,916
Cost of sales	180,085	174,757	173,402
Gross profit	176,889	179,668	168,514
Operating expenses
Research and development	26,931	27,486	26,319
Sales and marketing	80,623	83,200	76,121
General and administrative	29,871	26,639	26,186
Amortization of intangibles	17,912	16,622	16,617
Change in fair value of contingent consideration	(8,196)	(1,808)	1,583
Acquisition, restructuring and other items, net	26,600	10,760	13,800
Medical device excise tax	4,142	3,829	1,600
Total operating expenses	177,883	166,728	162,226
Operating income (loss)	(994)	12,940	6,288
Other (expenses) income
Interest income	4	—	103
Interest expense	(3,197)	(3,656)	(5,271)
Other expense	(3,812)	(3,544)	(2,707)
Total other expenses, net	(7,005)	(7,200)	(7,875)
Income (loss) before income tax expense (benefit)	(7,999)	5,740	(1,587)
Income tax expense (benefit)	(4,731)	3,074	(376)
Net income (loss)	$(3,268)	$2,666	$(1,211)
Earnings (loss) per share
Basic	$(0.09)	$0.08	$(0.03)
Diluted	$(0.09)	$0.08	$(0.03)
Weighted average shares outstanding
Basic	35,683	35,136	34,817
Diluted	35,683	35,440	34,817

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended
	May 31, 2015	May 31, 2014	May 31, 2013
Net income (loss)	$(3,268)	$2,666	$(1,211)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on marketable securities	(120)	(16)	184
Unrealized gain (loss) on interest rate swap	296	(32)	(522)
Foreign currency translation gain (loss)	(411)	295	(47)
Other comprehensive income (loss), before tax	(235)	247	(385)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(64)	18	125
Other comprehensive income (loss), net of tax	(299)	265	(260)
Total comprehensive income (loss), net of tax	$(3,567)	$2,931	$(1,471)

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31, 2015	May 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$18,391	$16,105
Marketable securities, at fair value	1,689	1,809
Accounts receivable, net of allowances of $3,043 and $1,736, respectively	58,428	61,968
Inventories	67,388	61,234
Deferred income taxes, current	4,364	4,625
Prepaid income taxes	770	510
Prepaid expenses and other	4,783	5,471
Total current assets	155,813	151,722
Property, Plant and Equipment, net	54,560	66,590
Other Assets	5,288	4,447
Intangible Assets, net	181,806	205,256
Goodwill	361,252	360,473
Deferred Income Taxes, long term	14,904	10,403
Total Assets	$773,623	$798,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$23,668	$32,895
Accrued liabilities	18,331	17,251
Income taxes payable	439	689
Current portion of long-term debt	8,750	5,000
Current portion of contingent consideration	9,969	10,918
Total current liabilities	61,157	66,753
Long-term Debt, net of current portion	128,910	137,660
Deferred Income Taxes, long term	1,119	1,146
Contingent Consideration, net of current portion	37,415	56,413
Other Long Term Liabilities	—	84
Total Liabilities	228,601	262,056
Commitments and Contingencies (Note O)
Stockholders’ Equity
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 75,000,000 and 45,000,000 shares authorized; 36,043,725 and 35,442,004 shares issued and outstanding at May 31, 2015 and 2014, respectively	360	353
Additional paid-in capital	520,101	508,354
Retained earnings	28,233	31,501
Treasury stock, 142,305 shares, at cost	(2,104)	(2,104)
Accumulated other comprehensive loss	(1,568)	(1,269)
Total Stockholders' Equity	545,022	536,835
Total Liabilities and Stockholders' Equity	$773,623	$798,891

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended May 31, 2015, May 31, 2014 and May 31, 2013
(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at May 31, 2012	34,826,531	$348	$496,375	$30,046	$(1,274)	(142,305)	$(2,104)	$523,391
Net loss				(1,211)				(1,211)
Exercise of stock options	16,835		5					5
Tax effect of exercise of stock options			(1,644)					(1,644)
Issuance of restricted shares, net	93,429	1						1
Purchase of common stock under Employee Stock Purchase Plan	123,556	2	1,209					1,211
Stock-based compensation			4,609					4,609
Other comprehensive income (loss), net of tax					(260)			(260)
Balance at May 31, 2013	35,060,351	$351	$500,554	$28,835	$(1,534)	(142,305)	$(2,104)	$526,102
Net income				2,666				2,666
Exercise of stock options	105,676		1,085					1,085
Tax effect of exercise of stock options			(146)					(146)
Issuance of restricted shares, net	129,702	1	(1,358)					(1,357)
Purchase of common stock under Employee Stock Purchase Plan	146,275	1	2,717					2,718
Stock-based compensation			5,502					5,502
Other comprehensive income (loss), net of tax					265			265
Balance at May 31, 2014	35,442,004	$353	$508,354	$31,501	$(1,269)	(142,305)	$(2,104)	$536,835
Net loss				(3,268)				(3,268)
Exercise of stock options	341,446	3	4,335					4,338
Tax effect of exercise of stock options								—
Issuance of restricted shares, net	141,274	2	—					2
Purchase of common stock under Employee Stock Purchase Plan	119,001	2	1,414					1,416
Stock-based compensation			5,998					5,998
Other comprehensive income (loss), net of tax					(299)			(299)
Balance at May 31, 2015	36,043,725	$360	$520,101	$28,233	$(1,568)	(142,305)	$(2,104)	$545,022

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended
	May 31, 2015	May 31, 2014	May 31, 2013
Cash flows from operating activities:
Net income (loss)	$(3,268)	$2,666	$(1,211)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,492	28,157	27,227
Amortization of acquired inventory basis step-up	—	150	3,845
Tax effect of exercise of stock options and issuance of performance shares	—	(146)	(1,644)
Deferred income tax provision	(5,111)	2,951	666
Stock based compensation	5,998	5,502	4,609
Changes in accounts receivable allowances	1,448	465	338
Gain on sales of assets	—	—	(711)
Change in fair value of contingent consideration	(8,196)	(1,808)	1,583
Loss on impairment/disposal of long-term assets	9,381	—	1,416
Loss on impairment of intangible assets	6,400	—	—
Other	34	(17)	157
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,095	(14,786)	1,020
Inventories	(6,154)	(5,608)	(1,909)
Prepaid expenses and other	(1,000)	497	977
Accounts payable and accrued liabilities	(5,877)	6,658	(9,711)
Net cash provided by operating activities	26,242	24,681	26,652
Cash flows from investing activities:
Additions to property, plant and equipment	(11,940)	(11,172)	(12,120)
Acquisition of businesses, net of cash acquired	—	(4,169)	(24,474)
Acquisition of intangible assets	(1,353)	(1,435)	(800)
Other cash flows from investing activities	—	—	801
Change in escrow receivable	—	—	2,500
Purchases of marketable securities	—	(25)	(5,134)
Proceeds from sale or maturity of marketable securities	—	353	16,989
Net cash used in investing activities	(13,293)	(16,448)	(22,238)
Cash flows from financing activities:
Repayment of long-term debt	(20,000)	(146,250)	(7,500)
Proceeds from issuance of and borrowings on long-term debt	15,000	146,410	—
Proceeds from exercise of stock options and ESPP	5,757	2,444	1,214
Payment of acquisition related contingent consideration	(11,222)	(15,943)	—
Deferred financing costs on long-term debt	—	(677)	—
Net cash used in financing activities	(10,465)	(14,016)	(6,286)
Effect of exchange rate changes on cash and cash equivalents	(198)	86	(65)
Increase (decrease) in cash and cash equivalents	2,286	(5,697)	(1,937)
Cash and cash equivalents at beginning of year	16,105	21,802	23,739
Cash and cash equivalents at end of year	$18,391	$16,105	$21,802

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Years ended
	May 31, 2015	May 31, 2014	May 31, 2013
Supplemental disclosures of cash flow information:
Supplemental disclosure of non-cash operating, investing and financing activities:
Contractual obligations for acquisition of fixed assets	$140	$4,970	$1,549
Contractual obligations for acquisition of intangibles and business	—	2,249	78,286
Contractual obligations for tax basis adjustment	779	—	—
Cash paid during the period for:
Interest	$3,151	$3,591	$4,936
Income taxes	699	182	200

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION, BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Presentation and Description of Business

The consolidated financial statements include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, (collectively, the “Company”). We design, manufacture and sell a wide range of medical, surgical and diagnostic devices used by professional healthcare providers for vascular access, for the treatment of peripheral vascular disease and in oncology and surgical settings. Our devices are generally used in minimally invasive, image-guided procedures. Most of our products are intended to be used once and then discarded, or they may be temporarily implanted for short- or long-term use.
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
Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at period-end exchange rates, and the resulting gains and losses arising from the translation of those net assets are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss on the consolidated balance sheets.
All intercompany balances and transactions have been eliminated.
2. Cash and Cash Equivalents
We consider all unrestricted highly liquid investments purchased with an initial maturity of less than three months to be cash equivalents. We maintain cash and cash equivalent balances with financial institutions in the United States in excess of amounts insured by the Federal Deposit Insurance Corporation.
3. Marketable Securities
Marketable securities, which include auction rate investments, are classified as “available-for-sale securities” and are reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. During fiscal years 2015 and 2014, we had $1.7 million and $1.8 million, respectively, in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.
4. Accounts Receivable
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
5. Inventories
Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence, expiring and other factors in evaluating net realizable value.

6. Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Refer below for useful lives by category:

Estimated useful lives
Building and building improvements	39 years
Machinery and equipment	3 to 8 years
Computer software and equipment	3 to 10 years
We evaluate these assets for impairment periodically or as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.
7. Goodwill and Intangible Assets
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
Acquired IPR&D has an indefinite life and is not amortized until completion of the development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, we may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.
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
8. Contingent Consideration

The fair value of the liability for contingent consideration recorded on the acquisition date is based on probability weighted estimated cash flow streams, discounted back to present value using a discount rate determined in accordance with accepted valuation methods. The liability for contingent consideration is remeasured to fair value at each reporting period with changes recorded in earnings until the contingency is resolved.
9. Revenue Recognition

We recognize revenue when the following four criteria has been met: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue, net of sales taxes assessed by any governmental authority, as products are shipped, based on shipping terms, and when title and risk of loss passes to customers. We negotiate shipping and credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved by us and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. Charges for discounts, returns, rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the revenue is recorded. The accrual for product returns, discounts and other allowances is based on the company’s history. Sales rebates are accrued by the company in the period in which the sale is recorded.

Shipping and handling costs, associated with the distribution of finished products to customers, are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer. Amounts charged to customers for shipping are recorded in net sales.
10. Research and Development
Research and development costs, including salaries, consulting fees, building costs, utilities and administrative expenses that are related to developing new products, enhancing existing products, validating new and enhanced products, managing clinical, regulatory and medical affairs are expensed as incurred.
11. Income Taxes

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

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. Fiscal years 2011 through 2015 remain open to examination by the various tax authorities. New York State is currently auditing AngioDynamic’s franchise tax filings for 2011 through 2014, and we do not anticipate any material adjustments will result. We analyzed filing positions in all of the Federal and state jurisdictions where we are required to file income taxes, as well as all open tax years in these jurisdictions and believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments will result in a material adverse effect on our financial condition, results of operations or cash flows.

We do not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.
12. Derivative Financial Instruments
We are exposed to market risks, including changes in interest rates. We periodically enter into certain derivative financial instruments to hedge the underlying economic exposure. The derivative instruments used are floating-to-fixed rate interest rate swaps, which are subject to hedge accounting treatment.
Derivative instruments are presented in the consolidated financial statements at their fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of hedged items that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss).
13. Supplier Concentrations
We are dependent upon the ability of our suppliers to provide products on a timely basis and on favorable pricing terms. The loss of our principal suppliers or a significant reduction in product availability from these suppliers could have a material adverse effect on us. We believe that our relationships with these suppliers are satisfactory.
14. Reclassification

Certain prior period disclosures have been reclassified to conform to current year presentation. These reclassifications are considered immaterial.

15. Recent Events

Operational Excellence Program - On December 5, 2013, we announced a company-wide operational excellence program designed to save between $15.0 and $18.0 million during the course of the next three years and expected to create greater efficiencies and drive business performance improvements. (See Note Q of Notes to Consolidated Financial Statements for more information related to the restructuring.)

Morpheus PICC recall and product line discontinuance - during the quarter ended February 28, 2015 we made a decision to voluntarily recall our Morpheus PICC product line and concurrently discontinue the product. The recall decision was made following an internal evaluation commenced as a result of communications from two international regulatory bodies which noted product complaints. Based on the evaluation performed and the lack of clear root cause, we determined the best course of action was to recall the product. Further, consistent with our strategy to transition toward our transformational BioFlo product offerings, we decided to discontinue the Morpheus line. The result was $6.1 million in charges during the year, including $4.8 million of inventory write-offs included in “Cost of sales”, as well as $1.0 million of costs associated with product returns, storage costs and other expenses which are included in “Acquisition, Restructuring and Other Items, net”.

Automated Power Injector - over the last several years we have invested in the development of a new technology which was intended to create a transformational shift in our fluid management product line. As a result of recent concerns related to an extended and difficult path to regulatory approval for the differentiating technology, we evaluated the long-term opportunity, as well as the expected risk and costs associated with bringing this technology to market. Based on that evaluation, in the quarter ended February 28, 2015 we made a decision to shift away from this technology toward other strategies and opportunities within the fluid management market. As a result we no longer expect cash flows to be generated by certain fixed assets and recorded a full impairment charge of $8.2 million in the third quarter. In addition, the sales projected on this product were a significant portion of the long-term sales projections under the NAMIC brand. The NAMIC trademark was acquired in the Navilyst Medical acquisition and was accounted for as an indefinite lived intangible asset with a value of $28.6 million at that time. Primarily as a result of the reduction in expected NAMIC product sales driven by the discontinuance of this project, we recorded an impairment charge of $6.4 in the third quarter.

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

Under the terms of the agreement, which has not been finalized, AngioDynamics receives an exclusive worldwide license to market and sell, upon regulatory clearances, EmboMedics’ microsphere technology. AngioDynamics will also control manufacturing of the products. AngioDynamics will make an initial $2.0 million equity investment in EmboMedics through the purchase of preferred stock. The Company may make an additional $9.0 million in equity, as well as milestone driven investments, and can execute an exclusive option to acquire EmboMedics, based on the achievement of certain milestones.

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

During the fourth quarter of our fiscal year ended May 31, 2014, we received Certificate to Foreign Governments ("CFGs") from the FDA covering all Vascular Access and Peripheral Vascular products manufactured in our Queensbury facility. During the first quarter of our fiscal year ending May 31, 2016, we received CFGs for our NanoKnife product.

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

In July 2013, the FASB issued guidance related to the presentation of certain tax information. This new pronouncement provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, or similar tax loss, or a tax credit carryforward exists. This pronouncement was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013 (our fiscal year 2015). The adoption did not have a material impact on our consolidated financial statements.
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
In April 2015, the FASB issued ASC Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Update No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Update No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. Early adoption is permitted for financial statements that have not been previously issued. The adoption of Update No. 2015-03 will require us to reclassify our debt issuance costs from deferred charges to direct deductions of our debt liabilities. This update is not expected to impact the results of our operations.
NOTE B—ACQUISITIONS
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

Goodwill recorded as a result of the acquisition was approximately $4.8 million and is not deductible for tax purposes. Intangible assets acquired, other than goodwill, totaled approximately $5.1 million, of which $3.6 million has been identified as in-process research and development, $1.4 million as customer relationships (15-year estimated useful life) and $0.1 million as trademarks. We also recorded a deferred tax liability of $1.2 million.

The acquisition has been accounted for as a business combination and, accordingly, we have included the results of operations in the financial statements effective August 15, 2013. The pro forma effects of the acquisition on our income statement and balance sheet were not material.

NOTE C—FAIR VALUE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, interest rate swap agreement and contingent earn outs. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the immediate or short-term maturities. The marketable securities and interest rate swap agreement has been recorded at its fair value based on a valuation received from an independent third party. The contingent earn out has been recorded at fair value using the income approach.
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This policy establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The policy describes three levels of inputs that may be used to measure fair value which are provided in the table below.

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include money market funds that are traded in an active exchange market.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. When quoted market prices are unobservable, we obtain pricing information from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing vendor are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. The pricing vendor considers all available market observable inputs in determining the evaluation for a security. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. Included in Level 2 assets is our interest rate swap agreement which is valued using a mid-market valuation model.

Level 3
Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes the auction rate securities where independent pricing information was not able to be obtained and the contingent considerations related to the acquisition of Vortex, Microsulis and Clinical Devices. Our investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable since these auction rate securities issued by New York state and local government authorities failed auction. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value for contingent considerations for all periods presented. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

The following tables provide information by level for assets and liabilities that are measured at fair value (in thousands):

	Fair Value Measurements using inputs considered as:
	Level 1	Level 2	Level 3	Fair Value at May 31, 2015
Financial Assets
Marketable securities
New York State government agency obligations	$—	$—	$1,689	$1,689
Total	—	—	1,689	1,689
Total Financial Assets	$—	$—	$1,689	$1,689
Financial Liabilities
Interest rate swap agreements	$—	$257	$—	$257
Contingent liability for acquisition earn out	—	—	47,384	47,384
Total Financial Liabilities	$—	$257	$47,384	$47,641

	Fair Value Measurements using inputs considered as:
	Level 1	Level 2	Level 3	Fair Value at May 31, 2014
Financial Assets
Cash equivalents
Money market funds	$445	$—	$—	$445
Total	445	—	—	445
Marketable securities
New York State government agency obligations	—	—	1,809	1,809
Total	—	—	1,809	1,809
Total Financial Assets	$445	$—	$1,809	$2,254
Financial Liabilities
Interest rate swap agreements	$—	$555	$—	$555
Contingent liability for acquisition earn out	—	—	67,331	67,331
Total Financial Liabilities	$—	$555	$67,331	$67,886
There were no transfers in and out of Level 1, 2 and 3 measurements for the years ended May 31, 2015 and 2014.

The components of Level 3 fair value instruments as of May 31, 2015 are shown below (in thousands):

	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs
Balance at May 31, 2014	$1,809	$67,331
Change in fair value of contingent consideration (1)	—	(8,196)
Currency (gain) loss from remeasurement	—	(529)
Included in other comprehensive income (loss)	(120)	—
Contingent consideration payments	—	(11,222)
Balance at May 31, 2015	$1,689	$47,384

The components of Level 3 fair value instruments as of May 31, 2014 are shown below (in thousands):

	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs
Balance at May 31, 2013	$1,850	$75,049
Change in fair value of contingent consideration (1)	—	(1,808)
New contingent consideration	—	4,970
Currency (gain) loss from remeasurement	—	—
Included in other comprehensive income (loss)	(41)	—
Contingent consideration payments	—	(10,880)
Balance at May 31, 2014	$1,809	$67,331

(1) Change in the fair value of contingent consideration is included in earning and comprised of changes in estimated earn out payments based on projections of company performance and amortization of the present value discount.
Contingent Liability for Acquisition Earn Outs
Certain of our business combinations involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or achieving product development targets. Contingent consideration is recorded at the estimated fair value of the contingent milestone payments on the acquisition date. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within change in fair value of contingent consideration in the consolidated statement of operations. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

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

The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of May 31, 2015 (in thousands of dollars):

	Fair value at May 31, 2015	Valuation Technique	Unobservable Input	Range
Revenue based payments	$44,716	Discounted cash flow	Discount rate Probability of payment Projected fiscal year of payment	4% 75% - 100% 2016 - 2022
Milestone based payments	2,668	Discounted cash flow	Discount rate Probability of payment Projected fiscal year of payment	16% 75% - 100% 2017
	$47,384
At May 31, 2015, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $54.0 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2016 to 2022 in order for the consideration to be paid.

NOTE D—MARKETABLE SECURITIES AND INVESTMENTS
As of May 31, 2015, marketable securities consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
New York State government agency obligations	$1,825	$—	$(136)	$1,689
	$1,825	$—	$(136)	$1,689
As of May 31, 2014, marketable securities consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
New York State government agency obligations	$1,825	$—	$(16)	$1,809
	$1,825	$—	$(16)	$1,809
The amortized cost and fair value of marketable securities as of May 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair Value
	(in thousands)
As of May 31, 2015:
Due in one year or less	$—	$—
Due after one through five years	—	—
Due after five through twenty years	1,825	1,689
	$1,825	$1,689

 NOTE E—INVENTORIES
As of May 31, 2015 and 2014, inventories consisted of the following:

	May 31, 2015	May 31, 2014
	(in thousands)
Raw materials	$28,040	$24,734
Work in process	11,910	11,992
Finished goods	27,438	24,508
Total	$67,388	$61,234

NOTE F—PREPAID EXPENSES AND OTHER
As of May 31, 2015 and 2014, prepaid expenses and other consisted of the following:

	May 31, 2015	May 31, 2014
	(in thousands)
Deposits	$2,011	$3,356
Other prepaid taxes	165	202
License fees	121	604
Software licenses	667	130
Trade shows	279	62
Rent	77	114
Other	1,463	1,003
Total	$4,783	$5,471

NOTE G—PROPERTY, PLANT AND EQUIPMENT, AT COST
Property, plant and equipment are summarized as follows:

	May 31, 2015	May 31, 2014
	(in thousands)
Building and building improvements	$33,853	$33,126
Machinery and equipment	23,626	31,880
Computer software and equipment	24,431	25,836
Construction in progress	7,143	12,564
	89,053	103,406
Less accumulated depreciation and amortization	(36,197)	(37,845)
	52,856	65,561
Land and land improvements	1,704	1,029
	$54,560	$66,590
Depreciation expense for fiscal 2015, 2014 and 2013 was $9.8 million, $8.4 million and $8.7 million, respectively. In conjunction with the Operational Excellence Program that was announced in December 2013, we updated the estimated useful lives on certain manufacturing equipment. As a result of the change in the useful life, we recoded additional depreciation of $1.5 million, $0.8 million and $0 million for the years ended May 31, 2015, 2014 and 2013, respectively. There was also an impairment of fixed assets, refer to Note A.

NOTE H—GOODWILL AND INTANGIBLE ASSETS

We consider our business to be a single operating segment entity as further described in Note P.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. These assumptions are highly sensitive and changes in these estimates could result in impairment. To determine the fair value of our reporting unit, we considered two market-based approaches and an income approach. Under the market-based approaches, we utilized information regarding our own as well as publicly available industry information to determine earnings multiples and sales multiples. Under the income approach, we determined fair value based on estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. We determined the discounted cash flow as the best indicator to determine fair value and therefore assigned a weight of 75% with the remaining 25% assigned to the market approach.

Solely for purposes of establishing inputs for the fair value calculations, we assumed that the current economic conditions would continue through fiscal year 2015. In addition, we applied gross margin assumptions, showing some improvement over historical trends, at various revenue levels and used a capitalization rate of 8% to calculate the terminal value of the reporting unit. In addition, we used a discount rate of 12% to calculate the fair value of our reporting unit. The fair value of the reporting unit was reconciled to our current stock market capitalization as of December 31, 2014.

We completed our annual goodwill impairment test as of December 31, 2014. At December 31, 2014, our reporting unit is the same as our reportable segment. Our assessment of goodwill impairment indicated that the fair value of our reporting unit exceeded its carrying value and therefore goodwill was not impaired. The fair value of our reporting unit exceeded its carrying value by 18%.

Our stock market capitalization has at times been lower than our shareholders’ equity or book value. However, our reporting unit has continued to generate significant cash flows from operations, and we expect to continue to do so in fiscal 2016 and beyond. Furthermore, we believe that a reasonable potential buyer would offer a control premium for our business that would adequately cover the difference between our stock market capitalization and our book value.

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
We also completed our annual indefinite lived asset (NAMIC trademark) impairment test as of December 31, 2014 using the income approach to determine fair value. Under this approach, the relief from royalty method was applied using a 3% long-term growth rate, a 3% royalty rate and a 12% discount rate. Our assessment of the NAMIC trademark indicated that the carrying value exceeded the fair value by $6.4 million; therefore, the asset was impaired and a $6.4 million impairment charge was recorded during the third quarter of 2015. We also re-evaluated the NAMIC trademark at February 28, 2015 and determined that it is no longer an indefinite-lived intangible. We have assigned it a remaining useful life of 12 years, consistent with customer relationships, and began amortization.

As of May 31, 2015 and 2014, intangible assets consisted of the following:

	May 31, 2015
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average useful life
	(in thousands)			(years)
Product technologies	$148,776	$(41,447)	$107,329	10.2
Customer relationships	86,371	(42,813)	43,558	12.0
Trademarks	28,545	(3,229)	25,316	10.7
In process R&D Acquired	3,600	—	3,600	Indefinite
Licenses	7,913	(5,910)	2,003	8.3
Distributor relationships	900	(900)	—	3.0
	$276,105	$(94,299)	$181,806

	May 31, 2014
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$150,298	$(32,930)	$117,368	10.2
Customer relationships	86,645	(37,848)	48,797	11.9
Trademark—NAMIC	28,600	—	28,600	Indefinite
In process R&D Acquired	3,600	—	3,600	Indefinite
Licenses	7,639	(5,211)	2,428	8.4
Trademarks	6,345	(1,882)	4,463	8.0
Distributor relationships	900	(900)	—	3.0
	$284,027	$(78,771)	$205,256
Amortization expense was $17.9 million, $16.6 million and $16.6 million for fiscal 2015, 2014 and 2013, respectively.
Annual amortization of these intangible assets is expected to approximate the following amounts for each of the next five fiscal years (in thousands):

2016	$18,452
2017	$18,568
2018	$19,388
2019	$21,499
2020	$22,741

Adjustments to goodwill for the fiscal year ended May 31, 2015 and May 31, 2014 are as follows (in thousands):

Total
Balance, May 31, 2013	$355,637
Acquisition of Clinical Devices B.V.	4,836
Balance, May 31, 2014	$360,473
Tax basis adjustment	779
Balance, May 31, 2015	$361,252

During fiscal 2015, goodwill and deferred tax liabilities were adjusted by $0.8 million due to the receipt of a New York State tax grant that was not correctly accounted for as part of purchase accounting in fiscal 2012.  The Company has determined that this adjustment was not material to any current or prior annual or interim periods. During fiscal 2014, the change in the carrying value of goodwill is the result of the acquisition of Clinical Devices, B.V. (See Note B.) During the fourth quarter of fiscal 2014, there was an adjustment of $0.5 million to the carrying value of such goodwill related to working capital.

NOTE I-INCOME TAXES

The components of income (loss) before income tax provision for the years ended May 31 are as follows:

	2015	2014	2013
	(in thousands)
(Loss) income before tax provision:
US	$(8,833)	$5,199	$(3,614)
Non-US	834	541	2,027
	$(7,999)	$5,740	$(1,587)

Income tax (benefit) provision analyzed by category and by statement of operations classification for the years ended May 31 is summarized as follows:

	2015	2014	2013
	(in thousands)
Current
Federal	$(242)	$(133)	$(1,622)
State and local	205	99	(52)
Non U.S.	417	157	468
	380	123	(1,206)
Deferred	(5,111)	2,951	830
Income tax (benefit) provision	$(4,731)	$3,074	$(376)

The significant components of deferred income tax (benefit) expense from operations for the years ended May 31 consist of the following:

	2015	2014	2013
	(in thousands)
Deferred tax benefit	$(1,916)	$1,778	$830
Impact of NYS tax reform legislation	—	1,173	—
Net operating loss carryforward	(3,195)	—	—
	$(5,111)	$2,951	$830

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	May 31, 2015	May 31, 2014
	(in thousands)
Deferred tax assets
Net operating loss carryforward	$51,785	$48,749
Stock-based compensation	4,468	4,851
Federal and state R&D tax credit carryforward	1,646	1,249
Inventories	2,808	875
Expenses incurred not currently deductible	2,107	1,379
Accrued liabilities	114	154
Gross deferred tax asset	62,928	57,257
Deferred tax liabilities
Excess tax over book depreciation and amortization	42,988	41,843
	42,988	41,843
Valuation Allowance	(1,791)	(1,532)
Net deferred tax asset	$18,149	$13,882

At May 31, 2015, we had approximately $173.7 million of remaining Federal net operating loss carryforwards and $34.8 million of state net operating loss carryforwards (“NOL”). Approximately $161.5 million of our Federal net operating loss was generated by acquired companies and are subject to Internal Revenue Code (“IRC”) Section 382 limitations which are expected to limit our ability to utilize these net operating losses on an annual basis. As a result of our IRC Section 382 analyses, it is estimated that approximately $26.1 million of remaining Federal net operating losses and $5.4 million of state net operating losses will expire prior to utilization. The gross deferred income tax asset (“DTA”) related to the NOL reflects these limitations.

Our Federal net operating loss carryforwards as of May 31, 2015 after considering IRC Section 382 limitations are $147.6 million. The expiration of the Federal net operating loss carryforwards are as follows: $30.7 million between 2017 and 2026 and $116.9 million between 2027 and 2033.

Our state net operating loss carryforwards as of May 31, 2015 after considering remaining IRC Section 382 limitations are $29.4 million which expire in various years from 2015 to 2033.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of May 31, 2015 and 2014 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $0.3 million if and when such excess tax benefits are ultimately realized.

At May 31, 2015, we had a net deferred income tax asset of $18.1 million, after recording a valuation allowance of $1.8 million. The valuation allowance increased by $0.3 million in 2015 and increased by $0.8 million in 2014. The 2015 change principally relates to the true-up of our fiscal 2014 tax filings and management’s reevaluation of the expected utilization of state net operating losses based on revised projections of taxable income. The 2014 change relates to the true-up of our fully reserved capital losses and state tax credits and net operating losses from our fiscal 2013 tax filings. The valuation allowance recorded against the deferred tax assets relates to state tax credits and state NOLs that management has estimated will more likely than not expire before they are expected to be utilized.

The Company’s analysis of the need for a valuation allowance considered that the Company has incurred a cumulative loss in the U.S. over the three year period ended May 31, 2015. A majority of the cumulative loss has been caused by the charges associated with the product recall and discontinuance and the impairment of fixed and intangible assets recorded in the quarter end February 28, 2015, as well as restructuring and integration expenses in the period since the acquisition of Navilyst Medical in May 2012. We anticipate a return to profitability in fiscal 2016. Consideration has also been given to our history of not having Federal tax loss carryforwards expire unused, as well as the period over which the net deferred tax assets can be realized, including the expiration of our loss carryforwards and IRC Section 382 limitations.

Based on our assessment, it is more likely than not that our U.S. net deferred tax asset will be realized through future taxable earnings, the reversal of existing taxable temporary differences, and tax planning strategies. Accordingly no valuation allowance has been recorded on this net asset. We will continue to assess the need for a valuation allowance in the future.

If future results are less than projected in the U.S. and if tax planning alternatives do not offset those effects, a valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded. While the net deferred tax asset at May 31, 2015 is $19.3 million, if the Company were required to record a valuation allowance it could be $15.3 million greater than this amount due to deferred tax liabilities related to intangibles that have an indefinite reversal period.

Our consolidated income tax provision has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to our income before income taxes for the following reasons:

	2015	2014	2013
	(in thousands)
Income tax (benefit) provision at statutory tax rate of 35%	$(2,800)	$2,008	$(555)
Effect of graduated tax rates	80	(57)	(16)
State income taxes, net of Federal tax benefit	(17)	122	95
State income tax credits, net of Federal tax benefit	—	—	(23)
Impact of Non US operations	133	(27)	(228)
Research and development tax credit	(604)	(236)	(142)
Nondeductible acquisition costs	—	—	110
Nondeductible interest on contingent payments	265	540	130
Nontaxable gain on revaluation of contingent consideration liability	(3,138)	(1,698)	—
Tax law changes	(454)	1,173	—
Effect of elimination of stock compensation APIC pool	1,253	440	—
Nondeductible stock-based compensation	—	176	108
Other nondeductible expenses	498	384	336
Over (under) accrual of prior year Federal and state taxes	38	249	(10)
Fully reserved capital losses	—	—	(179)
Other	15	—	(2)
Income tax (benefit) expense	$(4,731)	$3,074	$(376)

There were no uncertain tax positions as of May 31, 2015, 2014 and 2013.

We recognize interest and penalties related to unrecognized tax benefits within our global operations as a component of income tax expense. There were no accrued interest and penalties recognized in the consolidated balance sheet as of May 31, 2015 and May 31, 2014.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world.

Fiscal years 2011 through 2015 remain open to examination by the various tax authorities. New York State is currently auditing AngioDynamic's franchise tax filings for 2011 through 2013, and we do not anticipate any material adjustments will result. We analyzed filing positions in all of the Federal and state jurisdictions where we are required to file income taxes, as well as all open tax years in these jurisdictions and believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments will result in a material adverse effect on our financial condition, results of operations or cash flows.

We do not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

The accumulated undistributed earnings of the Company’s foreign operations were approximately $4 million, and are intended to remain indefinitely invested in foreign operations. Accordingly, no taxes have been provided on these earnings at May 31, 2015. If these earnings were distributed, the Company would be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits. A reasonable estimate of the deferred tax liability on these earnings is not practicable at this time.
NOTE J—ACCRUED LIABILITIES
As of May 31, 2015 and 2014, accrued liabilities consist of the following:

	May 31, 2015	May 31, 2014
	(in thousands)
Payroll and related expenses	$10,330	$8,114
Royalties	2,237	2,620
Accrued severance	158	765
Sales and franchise taxes	489	1,327
Interest rate swap liability	257	555
Outside services	1,522	983
Deferred Rent	808	154
Other	2,530	2,733
Total	$18,331	$17,251
NOTE K—LONG-TERM DEBT
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
Our obligations under the Facilities are unconditionally guaranteed, jointly and severally, by our material direct and indirect domestic subsidiaries (the "Guarantors"). All obligations of AngioDynamics and the Guarantors under the Facilities are collateralized by first priority security interests in substantially all of the assets of AngioDynamics and the Guarantors.
We have entered in an interest rate swap agreement, (the "Swap Agreement"), with an initial notional amount of $100 million, to limit the effect of rising of interest rates. The Swap Agreement, which qualified for hedge accounting under authoritative guidance, was a contract to exchange floating interest rate payments for fixed interest rate payments of 3.26% on the outstanding balance of the loan over the life of the agreement without the exchange of the underlying notional amounts. The

Swap Agreement provides for a fixed rate of 0.74% above the applicable rate provided for in the Credit Agreement. The SWAP matures during 2016.
On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Prior Credit Agreement. As of May 31, 2015, $91.3 million and $46.4 million were outstanding under the Term Facility and Revolving Facility, respectively. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of (i) consolidated EBITDA minus consolidated capital expenditures to (ii) consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not greater than 3.75 to 1.00. We were in compliance with both financial covenants as of May 31, 2015.

As of May 31, 2015, future minimum principal payments on long-term debt were as follows (in thousands):

2016	$8,750
2017	13,750
2018	26,250
2019	88,910
2020	—
$137,660

NOTE L—RETIREMENT PLANS
We have a 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by us. Matching contributions were $3.7 million, $2.8 million and $2.5 million in 2015, 2014 and 2013, respectively. There are also various immaterial foreign retirement plans.
NOTE M—STOCKHOLDERS’ EQUITY
1. Capitalization
On October 29, 2014, our Board of Directors approved our Amended and Restated Certificate of Incorporation (the “Amended Certificate”). Under the Amended Certificate, the authorized capital stock is 80,000,000 shares, consisting of 75,000,000 shares of common stock, par value $.01 per share and 5,000,000 shares of preferred stock, par value $.01 per share.
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

Share Repurchase Program
On October 5, 2011, our Board of Directors authorized the repurchase of up to $20 million of our common stock, prior to May 31, 2012. During the fiscal year ended May 31, 2012, we purchased 142,305 shares at a cost of approximately $2.1 million. There were no shares repurchased under this program during fiscal 2015, 2014 or 2013.
2. Stock Options
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
2004 Stock and Incentive Award Plan
The 2004 Stock and Incentive Award Plan (the “2004 Plan”) provides for the grant of incentive options to our employees and for the grant of non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to our employees, directors and other service providers. A total of 5,750,000 shares of our common stock have been reserved for issuance under the 2004 Plan, of which up to 800,000 shares may be issued upon the exercise of incentive stock options. The compensation committee of the Board of Directors administers the 2004 Plan. The committee determines vesting terms and the exercise price of options granted under the 2004 Plan, but for all incentive stock options the exercise price must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years. During the year ended May 31, 2015 an additional 1,000,000 shares of our common stock have been reserved for issuance under the 2004 plan.
On October 5, 2011, we amended the 2004 Stock and Incentive Award Plan to increase the maximum number of shares of our common stock with respect to which stock options may be granted during any calendar year to one employee from 200,000 shares to 500,000 shares.

The following table summarizes information about stock options activity for the fiscal year ended May 31, 2015.

	2015
	Shares	Weighted- average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	2,673,751	$14.82
Granted	561,883	$16.14
Exercised	(423,804)	$13.87
Forfeited	(261,738)	$14.71
Expired	(250,779)	$17.98
Outstanding at end of year	2,299,313	$14.86	3.89	$4,571
Options exercisable at year-end	1,271,028	$15.10	2.58	$2,547
Options expected to vest in future periods	903,143	$14.56	5.52	$1,778

As of May 31, 2015, there remained approximately 2.3 million shares available for granting of options under the 2004 Plan. Options are exercisable into common stock.

The following table summarizes information about stock options outstanding at May 31, 2015.

Range of exercise prices	Number outstanding	Weighted- average remaining life in years	Weighted- average exercise price	Number Exercisable	Weighted- average exercise price
$10.25 - $14.24	1,403,859	4.09	$12.94	793,406	$13.03
$14.25 - $18.24	564,416	4.13	15.96	251,584	15.51
$18.25 - $22.24	217,069	3.75	19.38	112,069	19.35
$22.25 - $26.24	99,908	0.43	23.94	99,908	23.94
$26.25 - $30.24	14,061	0.94	28.10	14,061	28.10
	2,299,313	3.89	$14.86	1,271,028	$15.10
Stock options are granted at exercise prices equal to the quoted market price of our common stock at the date of the grant. Options vest 25% per year over four years for employees and 100% after one year for consultants. Grants to directors vest 33.33% per year over three years. Stock options granted prior to May 1, 2007 expire on the tenth anniversary of the grant date. Stock options granted on or after May 1, 2007, expire on the seventh anniversary of the grant date.
We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during the years ended 2015, 2014 and 2013 was $4.74, $4.10, and $4.19, respectively. The following assumptions were used in arriving at the fair value of options granted during 2015, 2014 and 2013, respectively: risk-free interest rates of 1.54%, 1.44% and 0.62%; expected volatility of 31%, 34%, and 44%; and expected lives of 4.76 years, 4.74 years, and 4.62 years. We do not declare dividends therefore a dividend yield of zero was used for the years ended 2015, 2014 and 2013. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury bonds whose maturity period equals the expected term of the option. Expected volatilities are based on the historical volatility of our stock. The expected option lives are based on our historical experience of employee exercise behavior.
The total intrinsic value of options exercised during the years ended 2015, 2014 and 2013 amounted to $1.6 million, $1.0 million, and $0.1 million, respectively. As of May 31, 2015, there was $3.5 million of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 3 years.
Cash received from option exercises during 2015, 2014 and 2013 was $4.3 million, $1.3 million and $0.1 million, respectively. The tax benefit realized from stock options exercised during the years ended 2015 and 2014 was $0.5 million and $0.1 million, respectively. There was no tax benefit realized from stock option exercises during the year ended 2013.
3. Performance Share and Restricted Stock Unit Awards
We grant restricted stock units to certain employees under the 2004 Plan which give the recipients the right to receive shares of our stock upon vesting. The restricted stock unit awards vest in equal annual installments over the term of the grants. Unvested restricted stock unit awards will be forfeited if the recipient ceases to be employed by us, competes with our business or otherwise engages in activities detrimental to our business before such date.

 The following table summarizes information about restricted stock unit activity for the year ended May 31, 2015.

	Non-Vested Stock Award Units	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year	587,991	$14.82
Granted	242,158	$14.75
Vested	(160,207)	$14.83
Canceled	(106,841)	$12.33
Non-vested at end of year	563,101	$13.73
Awards expected to vest in future periods	492,432	$13.73
The fair value of each restricted stock unit is the market price of our stock on the date of grant. The weighted average grant date fair value of restricted stock units granted during the years ended 2015, 2014 and 2013 was $14.75, $13.23 and $10.79, respectively. The total intrinsic value of restricted stock units vesting during the years ended 2015, 2014 and 2013 was $2.4 million, $1.8 million, and $1.2 million, respectively. As of May 31, 2015, there was $5.6 million of total unrecognized compensation cost related to non-vested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2 years.
We grant performance share awards to certain employees under the 2004 Plan which gives the recipients the right to receive shares of our stock if certain criteria is met. The performance criteria is established by the compensation committee for vesting of the performance share awards and may include factors such as the achievement of certain sales, operating income and earnings per share (“EPS”) goals. Performance share awards are subject to additional conditions, including the recipient’s continued employment with us.

Performance share units are valued using a Monte Carlo simulation model on the date of grant. As of May 31, 2015 and 2014, the weighted average grant date fair market value for new grants was $19.83 and $25.56, respectively. Compensation cost is recognized over the performance period when the metrics are probable of being achieved which is typically three years. As of May 31, 2015, 0.2 million performance share units with a weighted average remaining contractual term of 3 years and $2.2 million of unrecognized compensation cost were outstanding. As of May 31, 2014, 0.1 million performance share units with a weighted average remaining contractual term of 3 years and $1.8 million of unrecognized compensation cost were outstanding.
4. Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides a means by which our employees (the “participants”) are given an opportunity to purchase our common stock through payroll deductions. On October 29, 2014, our Board of Directors, approved our Amended and Restated Certificate of Incorporation (the “Amended Certificate”). Under the Amended Certificate, the maximum number of shares to be offered under the Stock Purchase Plan is 2,000,000 shares of our common stock, subject to any increase authorized by the Board of Directors. Shares are offered through two purchase periods, each with duration of approximately 6 months, commencing on the first business day of the first and third fiscal quarters. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of our stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the Board of Directors. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. During the year ended May 31, 2015, an additional 800,000 shares of our common stock have been reserved for issuance under the Stock Purchase Plan.

We use the Black-Scholes option-pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognize expense related to shares purchased ratably over the offering period. During the years ended 2015, 2014 and 2013, 119,001, 146,275 and 123,556 shares, respectively, were issued at an average price of $11.89, $9.30 and $9.80, respectively, under the Stock Purchase Plan. As of May 31, 2015, 1.1 million shares remained available for future purchases under the Stock Purchase Plan.

5. Other items
Share-based compensation expense recognized in the consolidated statement of operations during the years ended 2015, 2014 and 2013 amounted to $6.0 million, $5.5 million and $4.6 million, respectively. The income tax benefit recognized in earnings on the compensation expense recognized for all share-based compensation arrangements amounted to $2.0 million, $1.8 million and $1.5 million, respectively. Income tax expense of $1.3 million and $0.5 million was recorded in continuing operations for the excess of cumulative book deductions over actual tax deductions for the years ended 2015 and 2014, respectively. Additional income tax expense of $0.1 million for 2014 and $1.6 million for 2013 was recorded in shareholder’s equity for the excess book deductions to the extent prior tax deductions exceeded prior book deductions.
NOTE N—EARNINGS PER SHARE
Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. In addition, diluted earnings per share include the dilutive effect of potential common stock consisting of stock options, restricted stock units and performance stock units, provided that the inclusion of such securities is not anti-dilutive. In periods with a net loss, stock options and restricted stock units are not included in the computation of basic loss per share as the impact would be anti-dilutive.
The following table reconciles basic to diluted weighted average shares outstanding for the years ended May 31, 2015, 2014 and 2013:

	2015	2014	2013
Basic	35,683,139	35,135,689	34,817,279
Effect of dilutive securities	—	304,161	—
Diluted	35,683,139	35,439,850	34,817,279

Securities excluded as their inclusion would be anti-dilutive	2,862,414	2,347,426	2,904,944

NOTE O—COMMITMENTS AND CONTINGENCIES
Leases
We are committed under non-cancelable operating leases for facilities and equipment. During fiscal 2015, 2014 and 2013, aggregate rental costs under all operating leases were approximately $3.4 million, $2.0 million and $2.5 million, respectively. Future annual payments under non-cancelable operating leases in the aggregate, of which one includes an escalation clause, with initial remaining terms of more than one year at May 31, 2015, are summarized as follows (in thousands):

2016	$2,192
2017	2,013
2018	1,980
2019	1,962
2020	1,749
$9,896

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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office ("PTO") which seek to invalidate all 3 patents asserted in the litigation. Our petitions have been granted and 40 of 41 patent claims have been and remain rejected. The Patent Office has issued a Final Rejection of all the claims subject to reexamination and Bard has filed appeals. The parties have completed briefing on the appeals and oral argument was held on June 18, 2015. The parties are awaiting decision by the Board of Appeals and Interferences. The case has been stayed pending final resolution of the PTO process. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
On March 10, 2015, C.R. Bard, Inc. and Bard Peripheral Vascular, Inc. filed suit in the United States District Court for the District of Delaware claiming certain of the Company’s implantable port products infringe three Bard patents (the “Delaware Action). Bard is seeking unspecified damages and other relief; and the patents asserted in the Delaware Action are different than those asserted in the Utah Action. On June 1,2015, the Company filed two motions in response to Bard’s Complaint - - one seeks transfer to the District of Utah where the Utah Action is currently pending, and the other seeks dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. Briefing is complete on both motions (except Bard has requested permission to file a Sur-Reply on the dismissal motion) and the parties are awaiting decision by the Delaware Court. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

Governmental Investigations

LC Beads

In June 2014 we received a subpoena from the U.S. Department of Justice (the “DOJ”) requesting documents in relation to a purported criminal investigation the DOJ is conducting regarding BTG International, Inc.’s LC Bead® product beginning in 2003.  RITA Medical Systems and AngioDynamics, Inc., after its acquisition of RITA, was the exclusive distributor of LC Beads in the United States from 2006 through December 31, 2011.  We are cooperating fully with this investigation and at this time are unable to predict its scope, duration or outcome.

EVLT

In April 2015 we received a subpoena from the DOJ requesting documents in relation to a criminal investigation the DOJ is conducting regarding purported marketing and sale of certain of AngioDynamics’ VenaCure EVLT products for the treatment of certain indications that had not been approved by the FDA.  We are cooperating fully with this investigation and at this time are unable to predict its scope, duration or outcome.
Future Purchase Obligations
We have entered into commitments for future minimum inventory purchases related to several core products. Total future non-cancelable purchase obligations through fiscal 2018 amount to $9.9 million. There are no such obligations thereafter.

NOTE P—SEGMENTS AND GEOGRAPHIC INFORMATION
Segment information
We consider our business to be a single segment entity related to the development, manufacture and sale on a global basis of medical devices for vascular access, surgery, peripheral vascular disease and oncology. Our chief operating decision maker (CEO) evaluates the various global product portfolios on a net sales basis. Executives reporting in to the CEO include those responsible for operations and supply chain management, research and development, sales, franchise marketing and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources. Prior to fiscal year 2013, our business was organized as two segments: Vascular and Oncology/Surgery, each under the direction of a general manager with direct responsibility for all sales, marketing and product development activities.
Total sales by product category are summarized below (in thousands):

	Year Ended
	May 31, 2015	May 31, 2014	May 31, 2013
Net sales by Product Category
Peripheral Vascular	$192,833	$192,626	$179,573
Vascular Access	107,874	106,394	106,690
Oncology/Surgery	52,090	49,360	47,155
Supply Agreement	4,177	6,045	8,498
Total	$356,974	$354,425	$341,916
Geographic information
Total sales for geographic areas are summarized below (in thousands):

	Year Ended
	May 31, 2015	May 31, 2014	May 31, 2013
Net sales by Geography
United States	$280,851	$280,161	$266,228
International	71,946	68,219	67,190
Supply Agreement	4,177	6,045	8,498
Total	$356,974	$354,425	$341,916
For fiscal years 2015, 2014 and 2013, International sales as a percentage of total net sales were 20%, 19% and 20%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of our net sales in any of the last three fiscal years. 99% of our total assets are located within the United States.
NOTE Q—RESTRUCTURING

On December 5, 2013, we announced a company-wide operational excellence program designed to save between $15 and $18 million during the course of the next three years. The initiative is expected to create greater efficiencies and drive business performance improvements by focusing on several key elements, including product rationalization, lean manufacturing initiatives, supply chain optimization and enterprise resource planning (ERP) implementation. The plan also incorporates the consolidation of our New York plants to establish a single manufacturing center in Glens Falls and a distribution center in Queensbury. During the course of the three-year program, it is expected that we will reduce our New York employee base by approximately 80-100 positions as a result of this plant consolidation and reorganization. Over the three year period, we expect to invest $5.4 million in facility improvements. In addition, total restructuring charges are estimated to be $4.7 million. During the year end May 31, 2015, the cost incurred was $2.0 million, consisting of $1.5 million of accelerated depreciation and $0.5 million of severance and related costs. During the year ended May 31, 2014, the cost incurred was $1.4 million, consisting of $0.6 million of severance and related costs, $0.7 million of accelerated depreciation and $0.1 million in other costs. These costs are included in “Acquisition, restructuring and other items, net” in the statements of income.

During the year ended May 31, 2015, we initiated a restructuring of finance, R&D and S&M organizations to improve our profitability. As part of the restructuring, we recorded $0.8 million in severance expense which is included in "Acquisition, restructuring and other items, net" in the statement of operations.

NOTE R—QUARTERLY INFORMATION (unaudited)

Quarterly results of operations during the fiscal years ended May 31, 2015 and 2014 are as follows:

	2015
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$87,331	$92,149	$86,597	$90,897
Gross profit	45,825	47,656	37,851	45,557
Net income (loss)	470	1,338	(4,262)	(814)
Earnings (loss) per common share
Basic	0.01	0.04	(0.12)	(0.02)
Diluted	0.01	0.04	(0.12)	(0.02)

	2014
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$83,644	$88,571	$88,150	$94,060
Gross profit	42,580	44,885	44,793	47,410
Net income (loss)	(373)	(261)	4,515	(1,215)
Earnings (loss) per common share
Basic	(0.01)	(0.01)	0.13	(0.03)
Diluted	(0.01)	(0.01)	0.13	(0.03)
The data in the schedules above has been intentionally rounded to the nearest thousand and therefore the quarterly     amounts may not sum to the full year amounts.
During the quarter ended February 28, 2015, the Company recorded aggregate out of period corrections of $0.4 million, net of tax, which negatively impacted net income (loss) in the period. These corrections were primarily associated with research and development expense that should have been recorded in the first half of fiscal 2015. During the quarter ended May 31, 2015, the Company recorded aggregate out of period corrections of $0.3 million, net of tax, which negatively impacted net income (loss) in the period. These corrections were primarily associated with lease expense that should have been recorded in prior periods. The Company has determined that these adjustments were not material to any current, prior annual or interim periods.

AngioDynamics, Inc. and Subsidiaries

	SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
	(in thousands)
Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions - Charged to costs and expenses	Deductions	Balance at End of Period
Year Ended May 31, 2013
Allowance for deferred tax asset (a)	1,196	—	(484)	712
Allowance for sales returns and doubtful accounts (b)	933	4,134	(3,795)	1,272
Totals	$2,129	$4,134	$(4,279)	$1,984
Year Ended May 31, 2014
Allowance for deferred tax asset (a)	712	819	—	1,531
Allowance for sales returns and doubtful accounts (b)	1,272	7,342	(6,878)	1,736
Totals	$1,984	$8,161	$(6,878)	$3,267
Year Ended May 31, 2015
Allowance for deferred tax asset (a)	1,531	467	(207)	1,791
Allowance for sales returns and doubtful accounts (b)	1,736	1,846	(539)	3,043
Totals	$3,267	$2,313	$(746)	$4,834

(a)	Use of fully reserved capital losses and expiration of fully reserved state tax credits.

(b)	Previously reserved sales returns and accounts written off as uncollectible.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.
Date:	August 10, 2015	By:	/S/ HOWARD W. DONNELLY
Howard W. Donnelly, Chairman of the Board, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 10, 2015	/S/ HOWARD W. DONNELLY
Howard W. Donnelly,
Chairman of the Board, Director

Date:	August 10, 2015	/S/ JOSEPH M. DEVIVO
Joseph M. DeVivo,
Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2015	/S/ MARK T. FROST
Mark T. Frost,
Executive Vice President—Chief Financial Officer, Treasurer (Principal Financial and Chief Accounting Officer)

Date:	August 10, 2015	/S/ WESLEY E. JOHNSON, JR.
Wesley E. Johnson, Jr.,
Director

Date:	August 10, 2015	/S/ JEFFREY G. GOLD
Jeffrey G. Gold,
Director

Date:	August 10, 2015	/S/ DENNIS S. METENY
Dennis S. Meteny,
Director

Date:	August 10, 2015	/S/ STEVEN R. LAPORTE
Steven R. LaPorte,
Director

Date:	August 10, 2015	/S/ KEVIN J. GOULD
Kevin J. Gould,
Director

Date:	August 10, 2015	/S/ DAVID BURGSTAHLER
David Burgstahler,
Director

Date:	August 10, 2015	/S/ SRIRAM VENKATARAMAN
Sriram Venkataraman,
Director

EXHIBITS

(b)	Exhibits
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

3.1.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 7, 2005).
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AngioDynamics, Inc.
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 7, 2005).

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

10.1.2
AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (as amended) (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 17, 2014).

10.1.3
AngioDynamics 2013 Total Shareholder Return Performance Unit Agreement Program (incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K filed with the Commission on November 5, 2013).

10.1.4
AngioDynamics 2014 Total Shareholder Return Performance Unit Agreement Program (incorporated by reference to Exhibit 10.1.4 of the Company's annual report on Form 10-K filed with the Commission on January 12, 2015).

10.1.5	AngioDynamics 2015 Total Shareholder Return Performance Unit Agreement Program.
10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (as amended) (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 17, 2014).
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

10.4.2
Form of 2014 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.4.2 of the Company's annual report on Form 10-K filed with the Commission on January 12, 2015).

10.4.3	Form of 2015 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.
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

10.11	Form of Indemnification Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2006).
10.12.1	Form of Severance Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K, filed with the Commission on October 31, 2007).
10.13	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.13 of the Company's annual report on Form 10-K filed with the Commission on January 12, 2015).
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