Form 10-Q
period 2015-08-31
ANGIODYNAMICS INC
filed 2015-10-08
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2015
Common Stock, par value $.01	36,280,188

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended
	Aug 31, 2015	Aug 31, 2014
Net sales	$83,703	$87,331
Cost of sales	40,529	41,506
Gross profit	43,174	45,825
Operating expenses
Research and development	6,202	6,718
Sales and marketing	20,559	20,067
General and administrative	7,427	7,323
Amortization of intangibles	4,415	4,015
Change in fair value of contingent consideration	355	801
Acquisition, restructuring and other items, net	2,143	2,664
Medical device excise tax	1,003	995
Total operating expenses	42,104	42,583
Operating income (loss)	1,070	3,242
Other (expenses) income
Interest expense	(800)	(799)
Interest income	1	—
Other expense	(945)	(1,025)
Total other expenses, net	(1,744)	(1,824)
Income (loss) before income tax expense (benefit)	(674)	1,418
Income tax expense (benefit)	83	948
Net income (loss)	$(757)	$470
Income (loss) per share
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01
Basic weighted average shares outstanding	35,960	35,367
Diluted weighted average shares outstanding	35,960	35,885
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2015	Aug 31, 2014
Net Income (loss)	$(757)	$470
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on interest rate swap	66	181
Unrealized gain (loss) on marketable securities	3	(140)
Foreign currency translation gain (loss)	(90)	—
Other comprehensive income (loss), before tax	(21)	41
Income tax (expense) benefit related to items of other comprehensive income	(26)	(15)
Other comprehensive income (loss), net of tax	(47)	26
Total comprehensive income (loss), net of tax	$(804)	$496
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Aug 31, 2015	May 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,268	$18,391
Marketable securities	1,692	1,689
Accounts receivable, net of allowances of $2,888 and $3,043 respectively	52,424	58,428
Inventories	74,327	67,388
Deferred income taxes	3,940	4,364
Prepaid income taxes	989	770
Prepaid expenses and other	6,385	4,783
Total current assets	160,025	155,813
Property, plant and equipment - at cost, net	52,799	54,560
Other assets	4,818	5,288
Intangible assets, net	177,399	181,806
Goodwill	361,252	361,252
Deferred income taxes, long-term	15,496	14,904
TOTAL ASSETS	$771,789	$773,623
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$24,942	$23,668
Accrued liabilities	15,166	18,331
Income taxes payable	557	439
Current portion of long-term debt	10,000	8,750
Current portion of contingent consideration	9,986	9,969
Total current liabilities	60,651	61,157
Long-term debt, net of current portion	126,410	128,910
Deferred income taxes, long-term	1,119	1,119
Contingent consideration, net of current portion	35,702	37,415
Other long-term liabilities	784	—
Total liabilities	224,666	228,601
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 75,000,000 shares authorized; 36,274,574 and 36,043,725 shares issued and 36,132,269 and 35,901,420 shares outstanding at August 31, 2015 and May 31, 2015, respectively	362	360
Additional paid-in capital	523,004	520,101
Retained earnings	27,476	28,233
Treasury stock, 142,305 shares, at cost	(2,104)	(2,104)
Accumulated other comprehensive loss	(1,615)	(1,568)
Total stockholders’ equity	547,123	545,022
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$771,789	$773,623
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2015	Aug 31, 2014
Cash flows from operating activities:
Net income (loss)	$(757)	$470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,223	6,700
Stock based compensation	1,626	1,395
Change in fair value of contingent consideration	355	801
Deferred income taxes	(195)	2,110
Loss on disposal of long-lived assets	220	190
Bad debt expense	109	127
Other	(13)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,925	5,815
Inventories	(6,922)	(9,187)
Prepaid expenses and other assets	(1,954)	(2,836)
Accounts payable, accrued and other liabilities	(918)	(233)
Net cash provided by operating activities	4,699	5,352
Cash flows from investing activities:
Additions to property, plant and equipment	(743)	(5,104)
Acquisition of intangibles	—	(154)
Net cash used in investing activities	(743)	(5,258)
Cash flows from financing activities:
Repayment of long-term debt	(1,250)	(1,250)
Payment of contingent consideration previously established in purchase accounting	(2,100)	(2,100)
Proceeds from exercise of stock options and employee stock purchase plan	1,279	959
Net cash provided by (used in) financing activities	(2,071)	(2,391)
Effect of exchange rate changes on cash and cash equivalents	(8)	—
Increase (decrease) in cash and cash equivalents	1,877	(2,297)
Cash and cash equivalents at beginning of period	18,391	16,105
Cash and cash equivalents at end of period	$20,268	$13,808
Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for acquisition of intangibles and business	$—	$—
Contractual obligations for acquisition of fixed assets	$111	$—
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2015	36,043,725	$360	$520,101	$28,233	$(1,568)	(142,305)	$(2,104)	$545,022
Net income (loss)				(757)				(757)
Exercise of stock options	52,578	1	792					793
Purchase of common stock under ESPP	59,589	1	747					748
Issuance of restricted stock units, net	118,682		(262)					(262)
Stock based compensation			1,626					1,626
Other comprehensive loss, net of tax					(47)			(47)
Balance at August 31, 2015	36,274,574	$362	$523,004	$27,476	$(1,615)	(142,305)	$(2,104)	$547,123
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
NOTE A – CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The consolidated condensed balance sheet as of August 31, 2015, the consolidated condensed statement of stockholders’ equity for the three months ended August 31, 2015 and consolidated condensed statement of cash flows, the consolidated condensed statements of income (loss) and the consolidated condensed statements of comprehensive income (loss) for the three months ended August 31, 2015 and 2014 have been prepared by us without audit. The consolidated condensed balance sheet as of May 31, 2015 was derived from audited consolidated condensed financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended August 31, 2015 (and for all periods presented) have been made.
The unaudited interim consolidated condensed financial statements for the three months ended August 31, 2015 and August 31, 2014 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.
We have reclassified certain amounts in prior period financial statements to conform to the current period's presentation.

Recent Developments

EmboMedics, Inc. - on March 2, 2015, the Company filed a current report on form 8-K stating that it executed a non-binding letter of intent to enter into a strategic relationship with privately-held EmboMedics Inc., which develops injectable and resorbable embolic microspheres. On April 9, 2015 the Company entered into a License, Distribution, Manufacturing and Purchase Option Agreement with EmboMedics Inc., subject to certain approvals by EmboMedics shareholders.

Under the terms of the agreement, which has not been finalized, AngioDynamics receives an exclusive worldwide license to market and sell, upon regulatory clearances, EmboMedics’ microsphere technology. AngioDynamics will also control manufacturing of the products. Final terms of the agreement, including the form and amount of payments, have not yet been finalized, but the Company expects the terms to include a combination of milestone payments and equity investments, up to and including an option to acquire EmboMedics.

NOTE B – INVENTORIES
Inventories are stated at lower of cost (using the first-in, first-out method) or market. As of August 31, 2015 and May 31, 2015, inventories consisted of the following:

	Aug 31, 2015	May 31, 2015
	(in thousands)
Raw materials	$31,873	$28,040
Work in process	11,253	11,910
Finished goods	31,201	27,438
Inventories	$74,327	$67,388

The increase during the quarter ended August 31, 2015 is primarily related to an in process manufacturing and distribution facilities consolidation, as part of the Company's Operational Excellence Program.

NOTE C – GOODWILL AND INTANGIBLE ASSETS
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
We consider our business to be a single operating segment entity, and a single reporting unit - the development, manufacture and sale on a global basis of medical devices for vascular access, peripheral vascular disease, oncology and surgery.
We test our goodwill balances during the third quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist.
There were no adjustments to goodwill for the three months ended August 31, 2015.
As of August 31, 2015 and May 31, 2015, intangible assets consisted of the following:

	August 31, 2015
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$148,776	$(43,868)	$104,908	10.2
Customer relationships	86,393	(43,886)	42,507	12.0
Trademarks	28,545	(3,963)	24,582	10.7
In process R&D acquired	3,600	—	3,600	Indefinite
Licenses	7,913	(6,111)	1,802	8.3
Distributor relationships	900	(900)	—	3.0
	$276,127	$(98,728)	$177,399

	May 31, 2015
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$148,776	$(41,447)	$107,329	10.2
Customer relationships	86,371	(42,813)	43,558	12.0
Trademarks	28,545	(3,229)	25,316	10.7
In process R&D acquired	3,600	—	3,600	Indefinite
Licenses	7,913	(5,910)	2,003	8.3
Distributor relationships	900	(900)	—	3.0
	$276,105	$(94,299)	$181,806

NOTE D – ACCRUED LIABILITIES
As of August 31, 2015 and May 31, 2015, accrued liabilities consisted of the following:

	Aug 31, 2015	May 31, 2015
	(in thousands)
Payroll and related expenses	$7,465	$10,330
Royalties	2,183	2,237
Accrued severance	153	158
Sales and franchise taxes	757	489
Interest rate swap liability	187	257
Outside services	934	1,522
Deferred revenue	792	558
Deferred rent	21	808
Other	2,674	1,972
	$15,166	$18,331

NOTE E – LONG TERM DEBT
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
On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Former Credit Agreement. As of August 31, 2015, $90.0 million and $46.4 million were outstanding under the Term Facility and Revolving Facility, respectively. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated adjusted EBITDA minus consolidated capital expenditures to consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated adjusted EBITDA of not greater than 3.75 to 1.00. We were in compliance with both covenants as of August 31, 2015.

NOTE F - INCOME TAXES

The following table presents the components of income tax expense (benefit) for the three months ended August 31, 2015 and 2014 (in thousands of dollars):

	Three Months Ended
	Aug 31, 2015	Aug 31, 2014
Income (loss) before Income Taxes	$(674)	$1,418
Less discrete book income (expense):
Non-taxable portion of change in fair value of contingent consideration	170	—
Ordinary income (loss) before income taxes	(844)	1,418

Income tax expense (benefit) based on ordinary income (loss) at estimated tax rates of 43.0% and 42.2% for the three months ended August 31, 2015 and August 31, 2014, respectively	$(363)	$598
Discrete tax expense (benefit):
Adjustment for elimination of the ASC 718 APIC pool	471	354
Adjustments to prior period tax liabilities	(25)	(4)
Total income tax expense (benefit)	$83	$948
The first quarter estimated effective tax rate prior to discrete items was 43.0% in 2015, as compared to 42.2% for the same period in 2014. The tax rates are greater than the 35% US statutory tax rate in both periods primarily due to the impact of non-deductible expenses (such as the non-deductible portion of meals and entertainment, non-deductible interest on contingent payments and non-deductible stock based compensation related to employee stock purchase plan) caused by the limited ordinary income (loss) before income taxes in 2015 and 2014.
Our ASC 718 APIC pool was depleted during fiscal year 2014. Prior to its depletion, the APIC pool was reduced when share-based compensation cost previously recognized by us was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting. Due to its depletion we recorded a discrete tax expense in the three months ended August 2015 and 2014, as noted in the above table.
We have recorded a net deferred tax asset in the US of $19.4 million which includes the benefit of $148.3 million of loss carryforwards, which expire as follows:

Expiration Date	NOL Available (in thousands)
FY 2017	$802
FY 2019	11,898
FY 2020	8,128
FY 2022	7,526
FY 2023	2,346
FY 2027	20,167
FY 2028	22,527
FY 2029	27,684
FY 2030	28,043
FY 2031	5,647
FY 2032	600
FY 2033	1,345
FY 2034	—
FY 2035	11,581
The Company’s analysis of the need for a valuation allowance considered that the Company has incurred a cumulative loss in the U.S. over the three year period ending August 31, 2015. A majority of the cumulative loss has been caused by the charges associated with the product recall and discontinuance and the impairment of fixed and intangible assets recorded in the quarter end February 28, 2015, as well as restructuring and integration expenses in the period since the acquisition of Navilyst Medical in May 2012. We anticipate a return to profitability in fiscal 2016. Consideration has also been given to our history of not having Federal tax loss carryforwards expire unused, as well as the period over which the net deferred tax assets can be realized, including the expiration of our loss carryforwards and IRC Section 382 limitations.
Based on our assessment, it is more likely than not that our U.S. net deferred tax asset will be realized through future taxable earnings, the reversal of existing taxable temporary differences, and tax planning strategies. Accordingly no valuation allowance has been recorded on this net asset. We will continue to assess the need for a valuation allowance in the future.
If future results are less than projected in the U.S. and if tax planning alternatives do not offset those effects, a valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded. While the net deferred tax asset at August 31, 2015 is $19.4 million, if the Company were required to record a valuation allowance it could be $15.3 million greater than this amount due to deferred tax liabilities related to intangibles that have an indefinite reversal period.

NOTE G - SHARE-BASED COMPENSATION

We have two stock-based compensation plans that provide for the issuance of up to approximately 5.8 million shares of common stock. The 2004 Stock and Incentive Award Plan (the "2004 Plan") provides for the grant of incentive options to our employees and for the grant of non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to our employees, directors and other service providers. We also have an employee stock purchase plan. During the year ended May 31, 2015 an additional 1,000,000 shares of our common stock were reserved for issuance under the 2004 plan.

For the quarters ended August 31, 2015 and 2014, share-based payment expense was $1.6 million and $1.4 million, respectively.

In the first quarter of fiscal year 2016 and 2015, the company granted stock options and restricted stock units under the 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of our shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.

In the first quarter of fiscal year 2016 and 2015, the company granted performance share awards under the 2004 Plan to certain employees. The awards may be earned by achieving relative performance levels over the three year requisite service period. The performance criteria are based on the total shareholder return ("TSR") of the company's common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards are based on the closing trading value of our shares on the date of grant and use a Monte Carlo simulation model.

As of August 31, 2015, there were $15.0 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The company has sufficient shares to satisfy expected share-based payment arrangements.

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
The following table reconciles basic to diluted weighted-average shares outstanding for the three months ended August 31, 2015 and 2014 (in thousands):

	Three Months Ended
	Aug 31, 2015	Aug 31, 2014
Basic	35,960	35,367
Effect of dilutive securities	—	518
Diluted	35,960	35,885

Securities excluded as their inclusion would be anti-dilutive	3,241	911

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
The table below summarizes net sales by product category (in thousands of dollars):

	Three Months Ended
	Aug 31, 2015	Aug 31, 2014
Net sales
Peripheral Vascular	$47,105	$47,266
Vascular Access	24,646	26,512
Oncology/Surgery	11,284	12,370
Supply Agreement	668	1,183
Total	$83,703	$87,331

The table below presents net sales by geographic area based on external customer location (in thousands of dollars):

	Three Months Ended
	Aug 31, 2015	Aug 31, 2014
Net sales
United States	$68,369	$68,559
International	14,666	17,589
Supply Agreement	668	1,183
Total	$83,703	$87,331

NOTE J – FAIR VALUE
Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, an interest rate swap agreement and contingent consideration. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the immediate or short-term maturities. The marketable securities and interest rate swap agreement have been recorded at their fair value based on a valuation received from an independent third party. The contingent consideration has been recorded at fair value using the income approach.
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

Level 3
Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes the auction rate securities where independent pricing information was not able to be obtained and the contingent consideration related to the acquisition of Vortex, Microsulis and Clinical Devices. Our investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable since these auction rate securities issued by New York state and local government authorities failed auction. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value for contingent considerations for all periods presented. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2015 and May 31, 2015 (in thousands of dollars):

	Fair Value Measurements using inputs considered as:			Fair Value at August 31, 2015
	Level 1	Level 2	Level 3
Financial Assets
Marketable securities
U.S. government agency obligations	$—	$—	$1,692	$1,692
Total	—	—	1,692	1,692
Total Financial Assets	$—	$—	$1,692	$1,692
Financial Liabilities
Interest rate swap agreements	$—	$187	$—	$187
Contingent liability for acquisition earn out	—	—	45,688	45,688
Total Financial Liabilities	$—	$187	$45,688	$45,875

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2015
	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents
Money market funds	$—	$—	$—	$—
Total	$—	$—	$—	$—
Marketable securities
U.S. government agency obligations	$—	$—	$1,689	$1,689
Total	—	—	1,689	1,689
Total Financial Assets	$—	$—	$1,689	$1,689
Financial Liabilities
Interest rate swap agreements	$—	$257	$—	$257
Contingent liability for acquisition earn out	—	—	47,384	47,384
Total Financial Liabilities	$—	$257	$47,384	$47,641
There were no transfers in and out of Level 1, 2 and 3 measurements for the three months ended August 31, 2015 and 2014.
The table below presents the changes in fair value components of Level 3 instruments in the three months ended August 31, 2015 (in thousands of dollars):

	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance, May 31, 2015	$1,689	$47,384
Change in present value of contingent consideration (1)	—	355
Currency (gain) loss from remeasurement	—	49
Included in other comprehensive income (loss)	3	—
Contingent consideration payments	—	(2,100)
Balance, August 31, 2015	$1,692	$45,688

(1) Change in present value of contingent consideration is included in earnings and comprised of changes in estimated earn out payments based on projections of company performance and the amortization of the present value discount.
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
The fair value of our liability for contingent consideration is determined using a discounted cash flow model applied to projected net sales, using probabilities of achieving projected net sales and projected payment dates. Projected net sales are based on our internal projections and extensive analysis of the target market and the sales potential. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future.
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of August 31, 2015 (in thousands of dollars):

	Fair value at	Valuation
	Aug 31, 2015	Technique	Unobservable Input	Range
Revenue based payments	$43,039	Discounted cash flow	Discount rate	4%
			Probability of achieving sales	75-100%
			Projected fiscal year of payment	2016 - 2022
Milestone based payments	2,649	Discounted cash flow	Discount rate	16%
			Probability of achieving milestone	75-100%
			Projected fiscal year of payment	2017
Total	$45,688
At August 31, 2015, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $52.0 million. The milestones, including sales projections, associated with the contingent consideration must be reached in future periods ranging from fiscal years 2016 to 2023 in order for the associated consideration to be paid.

NOTE K – MARKETABLE SECURITIES
Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” and are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. As of August 31, 2015 and May 31, 2015, we had $1.7 million and $1.7 million, respectively, in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.

As of August 31, 2015 and May 31, 2015, marketable securities consisted of the following (in thousands of dollars):

As of August 31, 2015	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency obligations	$1,825	$—	$(133)	$1,692
	$1,825	$—	$(133)	$1,692

As of May 31, 2015	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency obligations	$1,825	$—	$(136)	$1,689
	$1,825	$—	$(136)	$1,689

NOTE L – COMMITMENTS AND CONTINGENCIES
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
In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. On March 11, 2015, the U.S. Court of Appeals for the First Circuit affirmed the judgment.  The defendants have petitioned to the U.S. Supreme Court for a writ of certiorari.  The petition is still pending.
On November 13, 2014, the U.S. District Court for the District of Massachusetts issued summonses to four Biolitec entities - Biolitec U.S., Inc., Biolitec Holding U.S., Inc., Biolitec Medical Devices, Inc., and CeramOptec Industries, Inc. - pursuant to Massachusetts trustee process.  We sought to use this process to attach the assets of these entities  in order to satisfy our judgment.  The trustee process was automatically stayed when the four Biolitec entities filed Chapter 7 petitions in the U.S. Bankruptcy Court for the District of Delaware.

On August 29, 2013, we became co-plaintiffs in an adversary proceeding in the United States Bankruptcy Court for the District of New Jersey entitled Cyganowski, Trustee, et al. v. Biolitec U.S., Inc., et al. In this action, we assert claims of conversion, unjust enrichment, tortious interference, and unfair competition against various biolitec entities for alleged violation of Bankruptcy Court settlement and sale orders under which we acquired certain assets of Biolitec, Inc. On September 3, 2013, we, along with our co-plaintiff, obtained a temporary restraining order against the defendants in this action. On January 22, 2015, the Bankruptcy Court entered a permanent injunction on our behalf for an additional two years.
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

LC Beads

In June 2014 we received a subpoena from the U.S. Department of Justice (the “DOJ”) requesting documents in relation to a criminal and civil investigation the DOJ is conducting regarding BTG International, Inc.’s LC Bead® product beginning in 2003.  RITA Medical Systems and AngioDynamics, Inc., after its acquisition of RITA, was the exclusive distributor of LC Beads in the United States from 2006 through December 31, 2011.  We are cooperating fully with this investigation and at this time are unable to predict its scope, duration or outcome.

EVLT

In April 2015 we received a subpoena from the DOJ requesting documents in relation to a criminal and civil investigation the DOJ is conducting regarding purported promotion of certain of AngioDynamics’ VenaCure EVLT products for un-cleared indications.  We are cooperating fully with this investigation and at this time are unable to predict its scope, duration or outcome.

NOTE M – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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

In June 2014, the FASB issued an ASU that clarified that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target is met. This ASU is effective for the Company in its first quarter beginning after January 1, 2016 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASC Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Update No. 2015-11 more closely aligns the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Update No. 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Update No. 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of Update No. 2015-11 is not expected to have a material impact on our financial position or results of operations.

NOTE N – RESTRUCTURING
During the three months ended August 31, 2014 we initiated a restructuring of finance, research and development, and sales and marketing organizations to improve our profitability. As part of the restructuring, we recorded $1.1 million of severance and restructuring expense, which is included in “Acquisition, restructuring and other items, net” in the statements of income. The amount of restructuring expense incurred during the quarter ended August 31, 2015 was immaterial.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read together with the consolidated condensed financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q.
Forward-Looking Statements
This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from our expectations. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, as well as our ability to integrate purchased businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the SEC.
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

Recent Events

EmboMedics, Inc. - on March 2, 2015, the Company filed an 8-K stating that it executed a non-binding letter of intent to enter into a strategic relationship with privately-held EmboMedics Inc., which develops injectable and resorbable embolic microspheres. On April 9, 2015 the Company entered into a License, Distribution, Manufacturing and Purchase Option Agreement with EmboMedics Inc., subject to certain approvals by EmboMedics shareholders.

Under the terms of the agreement, which has not been finalized, AngioDynamics receives an exclusive worldwide license to market and sell, upon regulatory clearances, EmboMedics’ microsphere technology. AngioDynamics will also control manufacturing of the products. Final terms of the agreement, including the form and amount of payments, have not yet been finalized, but the Company expects the terms to include a combination of milestone payments and equity investments, up to and including an option to acquire EmboMedics.
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
Results of Operations for the Three Months ended August 31, 2015 and August 31, 2014
For the three months ended August 31, 2015, we reported a net loss of $(0.8) million, or $(0.02) per diluted share, on net sales of $83.7 million, compared with a net income of $0.5 million, or $0.01 per share, on net sales of $87.3 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the three months ended August 31, 2015 and 2014:

	Three months ended
	Aug 31, 2015	Aug 31, 2014	% Growth	Currency Impact (Pos) Neg	Constant Currency
Net Sales by Product Category
Peripheral Vascular	$47,105	$47,266	—%
Vascular Access	24,646	26,512	-7%
Oncology/Surgery	11,284	12,370	-9%
Total Excluding Supply Agreement	83,035	86,148	-4%	1%	-3%
Supply Agreement	668	1,183	-44%	0%	-44%
Total	$83,703	$87,331	-4%	1%	-3%

Net Sales by Geography
United States	$68,369	$68,559	—%	0%	0%
International	14,666	17,589	-17%	6%	-11%
Supply Agreement	668	1,183	-44%	0%	-44%
Total	$83,703	$87,331	-4%	1%	-3%

For the three months ended August 31, 2015, net sales decreased $3.6 million to $83.7 million compared to the same period in the prior year. As shown in the table above, while consolidated net sales declined by 4%, excluding the planned reduction in sales under our supply agreement and a negative impact from fluctuations in currency exchange rates, our sales were down 3% year over year.
From a product line perspective, Peripheral Vascular sales decreased $0.2 million primarily attributable to modest increases in venous and core products, offset by fluid management performance which was in part the result of currency movements. Vascular Access sales decreased $1.9 million due to reductions in our PICC sales, which were unfavorably impacted by the Morpheus voluntary recall and product discontinuance in the third quarter of fiscal 2015. Port sales also contributed to the decrease. Oncology/Surgery sales decreased $1.1 million primarily due to a reduction in NanoKnife capital sales as compared to the prior year period.
From a geographic perspective, U.S. sales decreased $0.2 million due to our venous line growth offset by the negative impact of the Morpheus product recall and discontinuance. International sales decreased 11% on a constant-currency basis, primarily attributable to declines in fluid management, venous and NanoKnife products. Our supply agreement arrangement, which we do not include in either the U.S. or International geographic sales, declined $0.5 million as we continue to wind down that relationship.
Changes in sales were significantly impacted by unfavorable movement in currency exchange rates, particularly the euro, pound, and Canadian dollar, with the remainder of the change as compared to the prior year period driven by volume.

Gross Profit, Operating expenses, and Other income (expense)

	Three months ended
	Aug 31, 2015	Aug 31, 2014	% Change
Gross profit	$43.2	$45.8	-6%
Gross profit % of sales	51.6%	52.5%
Research and development	$6.2	$6.7	-7%
% of sales	7.4%	7.7%
Selling and marketing	$20.6	$20.1	2%
% of sales	24.6%	23.0%
General and administrative	$7.4	$7.3	1%
% of sales	8.9%	8.4%
Medical device excise tax	$1.0	$1.0	0%
% of sales	1.2%	1.1%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. The decrease for the three months is attributable to reduction in sales and the result of currency exchange fluctuations which negatively impacted our sales with minimal reduction to our cost of sales. These headwinds were partially offset by product cost reductions generated by our active Operational Excellence Program.
Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. The decrease in R&D costs relates to savings generated by restructuring activities in fiscal 2015.
Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. Increases in S&M expense for is the result of investments in expanding and retaining our sales force.
General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses were consistent for the three months ended August 31, 2015 and 2014.
Medical device excise tax - Medical devices excise tax is assess on our US product sales subject to exclusions and adjustments. The expense was consistent year over year; in line with sales of taxable products within the US market.

	Three months ended
	Aug 31, 2015	Aug 31, 2014	$ Change
Amortization of intangibles	$4.4	$4.0	$0.4
Change in fair value of contingent consideration	$0.4	$0.8	$(0.4)
Acquisition, restructuring and other items, net	$2.1	$2.7	$(0.6)
Other expense	$(1.7)	$(1.8)	$0.1
Amortization of intangibles - Amortization of intangibles increased primarily as a result of amortization of the NAMIC trademark intangible which was considered indefinite lived in the prior year.
Change in fair value of contingent consideration - Changes in the contingent consideration were driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration. The decrease from the prior year is driven by a $0.2 million gain as a result of reducing the estimated present value of future payments due on earn-outs along with a decrease in amortization of approximately $0.2 million from the prior year.

Acquisition, restructuring and other items, net - Expense for the three months ended August 31, 2015 consists primarily of $0.4 million in accelerated depreciation, $1.3 million in litigation expense and other miscellaneous items.
Other expenses - Other expenses include interest expense, credit card processing fees, foreign currency impacts, bank fees, amortization of deferred financing costs. Expenses were consistent year over year in composition.

	Three months ended
	Aug 31, 2015	Aug 3, 2014
Income tax expense (benefit)	$0.1	$0.9
Effective tax rate including discrete items	(12.31)%	66.85%
Income taxes - Our effective tax rate including discrete items for the three month periods ended August 31, 2015 and August 31, 2014 was (12.3%) and 66.85%, respectively.
The change in our effective tax rate for the first quarter of 2015, as compared to the same period in 2014, relates primarily to the level of pre-tax earnings. During first quarter of 2015 our pre-tax earnings were at a loss of $0.6 thousand compared to income of $1.4 million for the same period in 2014, which had a significant impact on the effective tax rate. In addition, our ASC 718 APIC pool became fully depleted during the fiscal year 2014. Prior to its depletion, the APIC pool was reduced when share-based compensation cost previously recognized was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting. Due to its depletion, we recorded a discrete tax expense of $0.5 million and $0.4 million in the three months ended August 31, 2015 and August 31, 2014, respectively.
Our income tax rate on continuing operations, excluding discrete items for the three month periods ended August 31, 2015 and August 31, 2014 were 43.0% and 42.2%, respectively. The income tax rate on continuing operations excluding discrete items is greater than 35% US statutory tax rate in both periods primarily due to the impact of non-deductible expenses (such as the non-deductible portion of meals and entertainment, non-deductible interest on contingent payments and non-deductible stock based compensation related to employee stock purchase plan).
Liquidity and Capital Resources
Our cash and cash equivalents totaled $20.3 million as of August 31, 2015, compared with $18.4 million as of May 31, 2015. Marketable securities totaled $1.7 million and $1.7 million as of August 31, 2015 and May 31, 2015, respectively, and consist of auction rate securities. As of August 31, 2015, total debt was $136.4 million primarily comprised of short and long-term bank debt. The fair value of contingent consideration payments as of August 31, 2015 was $45.7 million.
The table below summarizes our cash flows for the three months ended August 31, 2015 and 2014 (in thousands of dollars):

	Three Months Ended
	Aug 31, 2015	Aug 31, 2014
Cash provided by (used in):
Operating activities	$4,699	$5,352
Investing activities	(743)	(5,258)
Financing activities	(2,071)	(2,391)
Effect of exchange rate changes on cash and cash equivalents	(8)	—
Net change in cash and cash equivalents	$1,877	$(2,297)
Cash provided by operating activities during the three months ended August 31, 2015 and 2014, was primarily the result of net income (loss) excluding non-cash items offset by unfavorable shifts in working capital. In the current year period, favorable working capital change in accounts receivable were partially offset by increases in inventories and other assets and reductions in payables and accrued expenses.

The net cash used in investing activities for the current year period consisted of $0.8 million in fixed asset additions, a large portion of which is associated with facility consolidation. The prior year use of cash consisted primarily of $5.0 million of fixed asset additions, a large portion of which is associated with facility investments.
The net cash provided by financing activities is the result of a $1.3 of proceeds from stock option and ESPP activity offset by $2.1 million in payments on earn-out liabilities and $1.3 million in repayments on long-term debt.
Our contractual obligations and their effect on liquidity and cash flows have not changed substantially from that disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2015.
We believe that our current cash and investment balances, together with cash generated from operations and our remaining revolving credit facility capacity of $53.6 million as of August 31, 2015, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.

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

In June 2012, we entered in an interest rate swap agreement, with an initial notional amount of $100 million, to limit the effect of variability due to interest rates on our debt. The swap agreement, which qualifies for hedge accounting, is a contract to exchange floating interest rate payments for fixed interest rate payments of 3.26% of the outstanding balance of loan over the life of the swap agreement without the exchange of the underlying notional amounts. We do not currently engage in any other hedging or market risk management tools.

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. On March 11, 2015, the U.S. Court of Appeals for the First Circuit affirmed the judgment.  The defendants have petitioned to the U.S. Supreme Court for a writ of certiorari.  The petition is still pending.

On November 13, 2014, the U.S. District Court for the District of Massachusetts issued summonses to four Biolitec entities - Biolitec U.S., Inc., Biolitec Holding U.S., Inc., Biolitec Medical Devices, Inc., and CeramOptec Industries, Inc. - pursuant to Massachusetts trustee process.  We sought to use this process to attach the assets of these entities  in order to satisfy our judgment.  The trustee process was automatically stayed when the four Biolitec entities filed Chapter 7 petitions in the U.S. Bankruptcy Court for the District of Delaware.
On August 29, 2013, we became co-plaintiffs in an adversary proceeding in the United States Bankruptcy Court for the District of New Jersey entitled Cyganowski, Trustee, et al. v. Biolitec U.S., Inc., et al. In this action, we assert claims of conversion, unjust enrichment, tortious interference, and unfair competition against various biolitec entities for alleged violation of Bankruptcy Court settlement and sale orders under which we acquired certain assets of Biolitec, Inc. On September 3, 2013, we, along with our co-plaintiff, obtained a temporary restraining order against the defendants in this action. On January 22, 2015, the Bankruptcy Court entered a permanent injunction on our behalf for an additional two years.
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

LC Beads

In June 2014 we received a subpoena from the U.S. Department of Justice (the “DOJ”) requesting documents in relation to a criminal and civil investigation the DOJ is conducting regarding BTG International, Inc.’s LC Bead® product beginning in 2003.  RITA Medical Systems and AngioDynamics, Inc., after its acquisition of RITA, was the exclusive distributor of LC Beads in the United States from 2006 through December 31, 2011.  We are cooperating fully with this investigation and at this time are unable to predict its scope, duration or outcome.

EVLT

In April 2015 we received a subpoena from the DOJ requesting documents in relation to a criminal and civil investigation the DOJ is conducting regarding purported promotion of certain of AngioDynamics’ VenaCure EVLT products for un-cleared indications.  We are cooperating fully with this investigation and at this time are unable to predict its scope, duration or outcome.

Item 1A.	Risk Factors.
In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2015 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk. There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended August 31, 2015:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
June 1 - June 30, 2015	—	$—	—	—
July 1 - July 31, 2015	5,761	$15.94	—	—
August 1 - August 31, 2015	11,033	$14.99	—	—
Total	16,794	$15.31	—	—

(1)	The company repurchased 16,794 shares during the three months ended August 31, 2015 from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

Item 3.	Defaults on Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
EXHIBIT INDEX

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	October 8, 2015	/ S / JOSEPH M. DEVIVO
Joseph M. DeVivo, President, Chief Executive Officer (Principal Executive Officer)

Date:	October 8, 2015	/ S / MARK T. FROST
Mark T. Frost, Executive Vice President, Chief Financial Officer (Principal Financial and Chief Accounting Officer)