Form 10-Q
period 2015-11-30
ANGIODYNAMICS INC
filed 2016-01-08
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 4, 2016
Common Stock, par value $.01	36,285,557

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	Nov 30, 2015	Nov 30, 2014	Nov 30, 2015	Nov 30, 2014
Net sales	$89,234	$92,149	$172,937	$179,480
Cost of sales	43,400	44,493	83,929	85,999
Gross profit	45,834	47,656	89,008	93,481
Operating expenses
Research and development	6,179	6,069	12,381	12,787
Sales and marketing	20,569	20,983	41,128	41,050
General and administrative	8,089	7,973	15,516	15,296
Amortization of intangibles	4,483	4,061	8,898	8,076
Change in fair value of contingent consideration	306	617	661	1,418
Acquisition, restructuring and other items, net	3,913	2,302	6,056	4,966
Medical device excise tax	978	1,076	1,981	2,071
Total operating expenses	44,517	43,081	86,621	85,664
Operating income (loss)	1,317	4,575	2,387	7,817
Other (expenses) income
Interest expense	(998)	(793)	(1,798)	(1,592)
Interest income	1	1	2	1
Other expense	(1,048)	(954)	(1,993)	(1,979)
Total other expenses, net	(2,045)	(1,746)	(3,789)	(3,570)
Income (loss) before income tax expense (benefit)	(728)	2,829	(1,402)	4,247
Income tax expense (benefit)	(366)	1,491	(283)	2,439
Net income (loss)	$(362)	$1,338	$(1,119)	$1,808
Income (loss) per share
Basic	$(0.01)	$0.04	$(0.03)	$0.05
Diluted	$(0.01)	$0.04	$(0.03)	$0.05
Basic weighted average shares outstanding	36,140	35,595	36,051	35,475
Diluted weighted average shares outstanding	36,140	36,127	36,051	36,012
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands of dollars)

	Three Months Ended		Six Months Ended
	Nov 30, 2015	Nov 30, 2014	Nov 30, 2015	Nov 30, 2014
Net Income (loss)	$(362)	$1,338	$(1,119)	$1,808
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on interest rate swap	90	(25)	156	156
Unrealized gain (loss) on marketable securities	(29)	29	(25)	(112)
Foreign currency translation gain (loss)	(347)	(104)	(438)	(104)
Other comprehensive income (loss), before tax	(286)	(100)	(307)	(60)
Income tax (expense) benefit related to items of other comprehensive income	(22)	(1)	(47)	(16)
Other comprehensive income (loss), net of tax	(308)	(101)	(354)	(76)
Total comprehensive income (loss), net of tax	$(670)	$1,237	$(1,473)	$1,732
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Nov 30, 2015	May 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,996	$18,391
Marketable securities	1,639	1,689
Accounts receivable, net of allowances of $2,820 and $3,043 respectively	53,118	58,428
Inventories	70,813	67,388
Prepaid income taxes	1,123	770
Prepaid expenses and other	5,869	4,783
Total current assets	151,558	151,449
Property, plant and equipment, net	51,153	54,560
Other assets	4,071	5,288
Intangible assets, net	172,511	181,806
Goodwill	361,252	361,252
Deferred income taxes, long-term	19,826	19,268
TOTAL ASSETS	$760,371	$773,623
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$21,701	$23,668
Accrued liabilities	16,975	18,331
Income taxes payable	403	439
Current portion of long-term debt	11,250	8,750
Current portion of contingent consideration	9,775	9,969
Total current liabilities	60,104	61,157
Long-term debt, net of current portion	122,660	128,910
Deferred income taxes, long-term	1,119	1,119
Contingent consideration, net of current portion	28,074	37,415
Other long-term liabilities	775	—
Total liabilities	212,732	228,601
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 75,000,000 shares authorized; 36,285,557 and 36,043,725 shares issued and 36,143,252 and 35,901,420 shares outstanding at November 30, 2015 and May 31, 2015, respectively	362	360
Additional paid-in capital	524,189	520,101
Retained earnings	27,114	28,233
Treasury stock, 142,305 shares, at cost	(2,104)	(2,104)
Accumulated other comprehensive loss	(1,922)	(1,568)
Total stockholders’ equity	547,639	545,022
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$760,371	$773,623
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Six Months Ended
	Nov 30, 2015	Nov 30, 2014
Cash flows from operating activities:
Net income (loss)	$(1,119)	$1,808
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,420	13,999
Stock based compensation	2,860	2,901
Change in fair value of contingent consideration	661	1,418
Deferred income taxes	(607)	3,685
Loss on disposal of long-lived assets	238	—
Impairment loss on fixed and other long-term assets	384	—
Change in accounts receivable allowances	338	345
Other	(261)	(89)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,908	3,069
Inventories	(3,473)	(14,081)
Prepaid expenses and other assets	(1,600)	(3,712)
Accounts payable, accrued and other liabilities	(2,471)	(6,138)
Net cash provided by operating activities	14,278	3,205
Cash flows from investing activities:
Additions to property, plant and equipment	(1,168)	(7,523)
Acquisition of intangibles	—	(250)
Proceeds from sale or maturity of marketable securities	25	—
Net cash used in investing activities	(1,143)	(7,773)
Cash flows from financing activities:
Proceeds from issuance of and borrowings on long-term debt	—	15,000
Repayment of long-term debt	(3,750)	(2,500)
Payment of contingent consideration previously established in purchase accounting	(9,850)	(11,222)
Proceeds from exercise of stock options and employee stock purchase plan	1,230	2,103
Net cash provided by (used in) financing activities	(12,370)	3,381
Effect of exchange rate changes on cash and cash equivalents	(160)	(41)
Increase (decrease) in cash and cash equivalents	605	(1,228)
Cash and cash equivalents at beginning of period	18,391	16,105
Cash and cash equivalents at end of period	$18,996	$14,877
Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for acquisition of fixed assets	$228	$54
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2015	36,043,725	$360	$520,101	$28,233	$(1,568)	(142,305)	$(2,104)	$545,022
Net income (loss)				(1,119)				(1,119)
Exercise of stock options	52,578	1	792					793
Purchase of common stock under ESPP	59,589	1	747					748
Issuance of restricted stock units, net	129,665	—	(311)					(311)
Stock based compensation			2,860					2,860
Other comprehensive loss, net of tax					(354)			(354)
Balance at November 30, 2015	36,285,557	$362	$524,189	$27,114	$(1,922)	(142,305)	$(2,104)	$547,639
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
NOTE A – CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The consolidated condensed balance sheet as of November 30, 2015, the consolidated condensed statement of stockholders’ equity and the consolidated condensed statement of cash flows for the six months ended November 30, 2015 and the consolidated condensed statements of income (loss) and the consolidated condensed statements of comprehensive income (loss) for the three and six months ended November 30, 2015 and 2014 have been prepared by us without audit. The consolidated condensed balance sheet as of May 31, 2015 was derived from audited consolidated condensed financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended November 30, 2015 (and for all periods presented) have been made.
The unaudited interim consolidated condensed financial statements for the three and six months ended November 30, 2015 and November 30, 2014 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.

Recent Developments

During the second quarter of fiscal 2016, Mark Frost resigned as Executive Vice President and Chief Financial Officer (CFO). Michael Trimarchi, Vice President and Global Controller, will assume the responsibilities as principal accounting officer of the company and will serve as interim CFO. The Company is in the process of identifying a permanent successor.

On December 18, 2015, President Obama signed into law H.R. 2029, the “Consolidated Appropriations Act, 2016”, which includes a two-year moratorium on the medical device excise tax, effective January 1, 2016.  The 2.3 percent tax on sales of medical devices (except certain devices sold at retail) was enacted as part of the Affordable Care Act in 2010 and applied to device sales beginning on January 1, 2013.  Absent further legislative action, the tax will be automatically be reinstated for medical device sales starting on January 1, 2018. As presented on our Statements of Income (Loss) we have incurred $11.6 million cumulatively since the enactment of the tax on January 1, 2013 through the November 30, 2015, our second quarter of fiscal 2016.  Our third quarter will include one month of the tax prior to the two year moratorium.  In the absence of this tax, the company will seek opportunities to further invest in growth drivers to create long-term shareholder value.

On November 17, 2015, the Company received a letter from the FDA closing out the warning letter the Company received from FDA in January 2011 regarding certain promotional activities related to the NanoKnife System. On November 25, 2015, the Company received letters from the FDA closing out the warning letters the Company received from FDA in May 2011 related to the Company’s Queensbury facility and in November 2014 related to the Company’s Glens Falls facility. These close out letters resolved all outstanding warning letters against the Company.

NOTE B – INVENTORIES
Inventories are stated at lower of cost (using the first-in, first-out method) or market. As of November 30, 2015 and May 31, 2015, inventories consisted of the following:

	Nov 30, 2015	May 31, 2015
	(in thousands)
Raw materials	$30,903	$28,040
Work in process	11,171	11,910
Finished goods	28,739	27,438
Inventories	$70,813	$67,388

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
We test our goodwill balances during the third quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. Our stock market capitalization has at times been and as of November 30, 2015 continues to be lower than our shareholders’ equity or book value. However, our reporting unit has continued to generate significant cash flows from operations, and we expect to continue to do so in fiscal 2016 and beyond. Furthermore, we believe that a reasonable potential buyer would offer a control premium for our business that would adequately cover the difference between our stock market capitalization and our book value. Events could arise which may result in a future impairment charge which could be material to the consolidated financial statements.  Events that could, in the future, result in impairment include, but are not limited to, declining sales for a significant product or in a significant geographic region.
There were no adjustments to goodwill for the six months ended November 30, 2015.
As of November 30, 2015 and May 31, 2015, intangible assets consisted of the following:

	November 30, 2015
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$148,390	$(46,355)	$102,035	10.2
Customer relationships	86,322	(44,895)	41,427	12.0
Trademarks	28,545	(4,696)	23,849	10.7
In process R&D acquired	3,600	—	3,600	Indefinite
Licenses	7,913	(6,313)	1,600	7.6
Distributor relationships	900	(900)	—	3.0
	$275,670	$(103,159)	$172,511

	May 31, 2015
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$148,776	$(41,447)	$107,329	10.2
Customer relationships	86,371	(42,813)	43,558	12.0
Trademarks	28,545	(3,229)	25,316	10.7
In process R&D acquired	3,600	—	3,600	Indefinite
Licenses	7,913	(5,910)	2,003	8.3
Distributor relationships	900	(900)	—	3.0
	$276,105	$(94,299)	$181,806

NOTE D – ACCRUED LIABILITIES
As of November 30, 2015 and May 31, 2015, accrued liabilities consisted of the following:

	Nov 30, 2015	May 31, 2015
	(in thousands)
Payroll and related expenses	$7,984	$10,330
Royalties	2,444	2,237
Accrued severance	—	158
Sales and franchise taxes	600	489
Interest rate swap liability	97	257
Outside services	1,876	1,522
Consignment liability	651	447
Deferred rent	24	808
Other	3,299	2,083
	$16,975	$18,331

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
On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Former Credit Agreement. As of November 30, 2015, $87.5 million and $46.4 million were outstanding under the Term Facility and Revolving Facility, respectively. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated adjusted EBITDA minus consolidated capital expenditures to consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated adjusted EBITDA of not greater than 3.75 to 1.00. We were in compliance with both covenants as of November 30, 2015.

NOTE F - INCOME TAXES

The following table presents the components of income tax expense (benefit) for the three and six months ended November 30, 2015 and 2014 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	Nov 30, 2015	Nov 30, 2014	Nov 30, 2015	Nov 30, 2014
Income (loss) before Income Taxes	$(728)	$2,829	$(1,402)	$4,247
Less discrete book income (expense):
Non-taxable portion of change in fair value of contingent consideration	—	—	170	—
Ordinary income (loss) before income taxes	(728)	2,829	(1,572)	4,247

Income tax expense (benefit) based on ordinary income (loss) at estimated tax rates for the three and six months ended November 30, 2015 and November 30, 2014, respectively	$(429)	$1,140	$(792)	$1,738
Discrete tax expense (benefit):
Adjustment for elimination of the ASC 718 APIC pool	43	330	514	685
Adjustments to prior period tax liabilities	20	21	(5)	16
Total income tax expense (benefit)	$(366)	$1,491	$(283)	$2,439
The estimated full year effective tax rate prior to discrete items was 50.4% in the second quarter of fiscal 2016, as compared to 40.9% for the same period in fiscal 2015. The tax rates are greater than the 35% US statutory tax rate in both periods primarily due to the impact of non-deductible expenses (such as the non-deductible portion of meals and entertainment, non-deductible interest on contingent payments and non-deductible stock based compensation related to employee stock purchase plan). These non-deductible expenses have a larger impact on the estimated tax rate in fiscal year 2016 as a result of lower ordinary income in fiscal 2016 as compared to fiscal 2015.
Our ASC 718 APIC pool was depleted during fiscal year 2014. Prior to its depletion, the APIC pool was reduced when share-based compensation cost previously recognized by us was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting. Due to its depletion we recorded a discrete tax expense in the three and six months ended November 30, 2015 and 2014, as noted in the above table.
We have recorded a net deferred tax asset in the US of $19.8 million which includes the benefit of $148.3 million of loss carryforwards, which expire as follows:

Expiration Date	NOL Available (in thousands)
FY 2017	$802
FY 2019	11,898
FY 2020	8,128
FY 2022	7,526
FY 2023	2,346
FY 2027	20,167
FY 2028	22,527
FY 2029	27,684
FY 2030	28,043
FY 2031	5,647
FY 2032	600
FY 2033	1,345
FY 2034	—
FY 2035	11,581

The Company’s analysis of the need for a valuation allowance considered that the Company has incurred a cumulative loss before taxes in the U.S. over the three year period ended November 30, 2015. A majority of the cumulative loss has been caused by the charges associated with the product recall and discontinuance and the impairment of fixed and intangible assets recorded in the quarter ended February 28, 2015, as well as restructuring and integration expenses in the period since the acquisition of Navilyst Medical in May 2012. We anticipate a return to profitability in fiscal 2016. Consideration has also been given to our history of not having Federal tax loss carryforwards expire unused, as well as the period over which the net deferred tax assets can be realized, including the expiration of our loss carryforwards and IRC Section 382 limitations.

Based on our assessment, it is more likely than not that our U.S. net deferred tax asset will be realized through future taxable earnings, the reversal of existing taxable temporary differences, and tax planning strategies. Accordingly no valuation allowance has been recorded on this net asset. We will continue to assess the need for a valuation allowance in the future.

If future results are less than projected in the U.S. and if tax planning alternatives do not offset those effects, a valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded. While the net deferred tax asset at November 30, 2015 is $19.8 million, if the Company were required to record a valuation allowance it could be $15.3 million greater than this amount due to deferred tax liabilities related to intangibles that have an indefinite reversal period.

During December 2015, the Consolidated Appropriations Act of 2016 (H.R. 2029) was enacted and permanently extended the research credit effective January 1, 2015.  Accordingly, the retroactive benefit related to this renewal will be reflected in our third quarter results.

NOTE G - SHARE-BASED COMPENSATION

We have two stock-based compensation plans that provide for the issuance of up to approximately 6.8 million shares of common stock. The 2004 Stock and Incentive Award Plan (the "2004 Plan") provides for the grant of incentive options to our employees and for the grant of non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to our employees, directors and other service providers. We also have an employee stock purchase plan.

For the three months ended November 30, 2015 and 2014, share-based payment expense was $1.2 million and $1.5 million, respectively. For the six months ended November 30, 2015 and 2014, share-based payment expense was $2.9 million and $2.9 million, respectively.

In the three and six months ended November 30, 2015 and November 30, 2014, the company granted stock options and restricted stock units under the 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of our shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.

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

As of November 30, 2015, there were $13.2 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The company has sufficient shares to satisfy expected share-based payment arrangements.

NOTE H – EARNINGS PER SHARE
Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common stock. In addition, diluted earnings per share include the dilutive effect of potential common stock consisting of stock options, restricted stock units and performance stock units, provided that the inclusion of such securities is not antidilutive. In periods with a net loss, stock options and restricted stock units are not included in the computation of diluted loss per share as the impact would be anti-dilutive.
The following table reconciles basic to diluted weighted-average shares outstanding for the three and six months ended November 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	Nov 30, 2015	Nov 30, 2014	Nov 30, 2015	Nov 30, 2014
Basic	36,140	35,595	36,051	35,475
Effect of dilutive securities	—	532	—	537
Diluted	36,140	36,127	36,051	36,012

Securities excluded as their inclusion would be anti-dilutive	3,161	911	3,161	2,306

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
The table below summarizes net sales by product category (in thousands of dollars):

	Three Months Ended		Six Months Ended
	Nov 30, 2015	Nov 30, 2014	Nov 30, 2015	Nov 30, 2014
Net sales
Peripheral Vascular	$51,051	$49,440	$98,158	$96,801
Vascular Access	25,023	27,968	49,667	54,393
Oncology/Surgery	12,422	13,634	23,706	25,996
Supply Agreement	738	1,107	1,406	2,290
Total	$89,234	$92,149	$172,937	$179,480
The table below presents net sales by geographic area based on external customer location (in thousands of dollars):

	Three Months Ended		Six Months Ended
	Nov 30, 2015	Nov 30, 2014	Nov 30, 2015	Nov 30, 2014
Net sales
United States	$70,651	$72,058	$139,021	$140,438
International	17,845	18,984	32,510	36,752
Supply Agreement	738	1,107	1,406	2,290
Total	$89,234	$92,149	$172,937	$179,480

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

Level 3
Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes the auction rate securities where independent pricing information was not able to be obtained and the contingent consideration related to the acquisition of Vortex, Microsulis and Clinical Devices. Our investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable since these auction rate securities issued by New York state and local government authorities failed auction. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value for contingent considerations for all periods presented. The assumptions used in preparing the DCF model included estimates with respect to the discount rate, amount and timing of future interest and principal payments and forward projections. Assumptions associated with the auction rate securities include the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2015 and May 31, 2015 (in thousands of dollars):

	Fair Value Measurements using inputs considered as:			Fair Value at November 30, 2015
	Level 1	Level 2	Level 3
Financial Assets
Marketable securities
U.S. government agency obligations	$—	$—	$1,639	$1,639
Total	—	—	1,639	1,639
Total Financial Assets	$—	$—	$1,639	$1,639
Financial Liabilities
Interest rate swap agreements	$—	$97	$—	$97
Contingent liability for acquisition earn out	—	—	37,849	37,849
Total Financial Liabilities	$—	$97	$37,849	$37,946

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2015
	Level 1	Level 2	Level 3
Financial Assets
Marketable securities
U.S. government agency obligations	$—	$—	$1,689	$1,689
Total	—	—	1,689	1,689
Total Financial Assets	$—	$—	$1,689	$1,689
Financial Liabilities
Interest rate swap agreements	$—	$257	$—	$257
Contingent liability for acquisition earn out	—	—	47,384	47,384
Total Financial Liabilities	$—	$257	$47,384	$47,641
There were no transfers in and out of Level 1, 2 and 3 measurements for the three and six months ended November 30, 2015 and 2014.
The table below presents the changes in fair value components of Level 3 instruments in the six months ended November 30, 2015 (in thousands of dollars):

	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance, May 31, 2015	$1,689	$47,384
Change in present value of contingent consideration (1)	—	661
Currency (gain) loss from remeasurement	—	(96)
Included in other comprehensive income (loss)	(25)	—
Proceeds from sale or maturity of marketable securities	(25)	—
Contingent consideration payments	—	(10,100)
Balance, November 30, 2015	$1,639	$37,849

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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of November 30, 2015 (in thousands of dollars):

	Fair value at	Valuation
	Nov 30, 2015	Technique	Unobservable Input	Range
Revenue based payments	$35,249	Discounted cash flow	Discount rate	4%
			Probability of achieving sales	75-100%
			Projected fiscal year of payment	2017 - 2023
Milestone based payments	2,600	Discounted cash flow	Discount rate	16%
			Probability of achieving milestone	75-100%
			Projected fiscal year of payment	2017
Total	$37,849
At November 30, 2015, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $43.5 million. The milestones, including sales projections, associated with the contingent consideration must be reached in future periods ranging from fiscal years 2016 to 2023 in order for the associated consideration to be paid.

NOTE K – MARKETABLE SECURITIES
Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” and are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. As of November 30, 2015 and May 31, 2015, we had $1.6 million and $1.7 million, respectively, in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities. The auction rate securities mature in 2022 and 2029.
As of November 30, 2015 and May 31, 2015, marketable securities consisted of the following (in thousands of dollars):

As of November 30, 2015	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency obligations	$1,800	$—	$(161)	$1,639
	$1,800	$—	$(161)	$1,639

As of May 31, 2015	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency obligations	$1,825	$—	$(136)	$1,689
	$1,825	$—	$(136)	$1,689

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
In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. On March 11, 2015, the U.S. Court of Appeals for the First Circuit affirmed the judgment.  The defendants petitioned to the U.S. Supreme Court for a writ of certiorari.  The Supreme Court denied the petition on November 30, 2015. The defendants have also filed an appeal with the U.S. Court of Appeals for the First Circuit regarding civil contempt sanctions imposed by the Massachusetts District Court as a result of defendants’ completion of the downstream merger in violation of the Court’s injunction. This latest appeal is scheduled for oral argument in the First Circuit on January 4, 2016.
On November 13, 2014, the U.S. District Court for the District of Massachusetts issued summonses to four Biolitec entities - Biolitec U.S., Inc., Biolitec Holding U.S., Inc., Biolitec Medical Devices, Inc., and CeramOptec Industries, Inc. - pursuant to Massachusetts trustee process.  We sought to use this process to attach the assets of these entities  in order to satisfy our judgment.  The trustee process was automatically stayed when the four Biolitec entities filed Chapter 7 petitions in the U.S. Bankruptcy Court for the District of Delaware. However, on November 3, 2015, the Delaware Bankruptcy Court granted our request to modify the automatic stay to allow us to seek a default against the four Biolitec entities pursuant to trustee process.

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
On March 10, 2015, C.R. Bard, Inc. and Bard Peripheral Vascular, Inc. filed suit in the United States District Court for the District of Delaware claiming certain of the Company’s implantable port products infringe three Bard patents (the “Delaware Action). Bard is seeking unspecified damages and other relief; and the patents asserted in the Delaware Action are different than those asserted in the Utah Action. On June 1,2015, the Company filed two motions in response to Bard’s Complaint - - one seeks transfer to the District of Utah where the Utah Action is currently pending, and the other seeks dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. Briefing is complete on both motions and the parties are awaiting decision by the Delaware Court. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
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

In November 2015, the FASB issued ASC Update No. 2015-17, Income Taxes (Topic 740). Update No. 2015-17 requires deferred tax liabilities and assets to be classified as non-current on the consolidated condensed balance sheet. Update No. 2015-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years and early application is permitted. Update No. 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This update was applied retrospectively for the quarter ended November 30, 2015.

NOTE N – RESTRUCTURING
For the three and six months ended November 30, 2014 we had a restructuring of finance, research and development, and sales and marketing organizations to improve our profitability. As part of the restructuring, we recorded $1.1 million of severance and restructuring expense, which is included in “Acquisition, restructuring and other items, net” in the statements of income. The amount of restructuring expense incurred during the three and six months ended November 30, 2015 was immaterial.

NOTE O – SUBSEQUENT EVENTS

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

Under the terms of the agreement, AngioDynamics receives an exclusive worldwide license to market and sell, upon regulatory clearances, EmboMedics’ microsphere technology. AngioDynamics will also control manufacturing of the products. On December 7, 2015, AngioDynamics made an initial $2.0 million purchase of non-transferable warrants in a subsidiary of EmboMedics which become exercisable upon a change of control of EmboMedics. The Company may make an additional $9.0 million in equity, as well as milestone driven investments, and can execute an exclusive option to acquire EmboMedics, based on the achievement of certain milestones.

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

Our sales and profitability growth depends, in part, on the introduction of new and innovative products, together with ongoing enhancements to our existing products. Expansions to our product offerings are created through internal product development, technology licensing and strategic alliances. In recent years we have acquired or developed, and launched several new products, including the AngioVac cannula and circuit, the BioFlo family of products, and the Acculis microwave system. These recently launched products as well as other innovative products, such as our NanoKnife technology, are all expected to be growth drivers of our business. We recognize the importance of, and intend to continue to make investments in, research and development activities and business development opportunities.

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

Recent Events

During the second quarter of fiscal 2016, Mark Frost resigned as Executive Vice President and Chief Financial Officer (CFO). Michael Trimarchi, Vice President and Global Controller, will assume the responsibilities as principal accounting officer of the company and will serve as interim CFO. The Company is in the process of identifying a permanent successor.

On December 18, 2015, President Obama signed into law H.R. 2029, the “Consolidated Appropriations Act, 2016”, which includes a two-year moratorium on the medical device excise tax, effective January 1, 2016.  The 2.3 percent tax on sales of medical devices (except certain devices sold at retail) was enacted as part of the Affordable Care Act in 2010 and applied to device sales beginning on January 1, 2013.  Absent further legislative action, the tax will be automatically be reinstated for medical device sales starting on January 1, 2018. As presented on our Statements of Income (Loss) we have incurred $11.6 million cumulatively since the enactment of the tax on January 1, 2013 through the November 30, 2015, our second quarter of fiscal 2016.  Our third quarter will include one month of the tax prior to the two year moratorium.  In the absence of this tax, the company will seek opportunities to further invest in growth drivers to create long-term shareholder value.

On November 17, 2015, the Company received a letter from the FDA closing out the warning letter the Company received from FDA in January 2011 regarding certain promotional activities related to the NanoKnife System. On November 25, 2015, the Company received letters from the FDA closing out the warning letters the Company received from FDA in May 2011 related to the Company’s Queensbury facility and in November 2014 related to the Company’s Glens Falls facility. These close out letters resolved all outstanding warning letters against the Company.
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
New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note M to our consolidated condensed financial statements in this Quarterly Report on Form 10-Q.
Results of Operations for the Three Months ended November 30, 2015 and November 30, 2014
For the three months ended November 30, 2015, we reported a net loss of $(0.4) million, or $(0.01) per diluted share, on net sales of $89.2 million, compared with a net income of $1.3 million, or $0.04 per share, on net sales of $92.1 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the three months ended November 30, 2015 and 2014:

	Three months ended
	Nov 30, 2015	Nov 30, 2014	% Growth	Currency Impact (Pos) Neg	Constant Currency
Net Sales by Product Category
Peripheral Vascular	$51,051	$49,440	3%
Vascular Access	25,023	27,968	-11%
Oncology/Surgery	12,422	13,634	-9%
Total Excluding Supply Agreement	88,496	91,042	-3%	1%	-2%
Supply Agreement	738	1,107	-33%	0%	-33%
Total	$89,234	$92,149	-3%	1%	-2%

Net Sales by Geography
United States	$70,651	$72,058	-2%	0%	-2%
International	17,845	18,984	-6%	5%	-1%
Supply Agreement	738	1,107	-33%	0%	-33%
Total	$89,234	$92,149	-3%	1%	-2%

For the three months ended November 30, 2015, net sales decreased $2.9 million to $89.2 million compared to the same period in the prior year. As shown in the table above, while consolidated net sales declined by 3%, excluding the planned reduction in sales under our supply agreement and a negative impact from fluctuations in currency exchange rates, our sales were down 2% year over year.
From a product line perspective, Peripheral Vascular sales increased $1.6 million primarily attributable to modest increases across all products in the category. Vascular Access sales decreased $2.9 million due in large part to reductions in our PICC sales, which were unfavorably impacted by the Morpheus voluntary recall and product discontinuance in the third quarter of fiscal 2015. In addition to the impact on PICC performance, the sales force focus required to manage through the recall impacted performance in the other Vascular Access products as well. Oncology/Surgery sales decreased $1.2 million primarily due to declines in RF products which are partially offset by increased microwave sales.
From a geographic perspective, U.S. sales decreased $1.4 million due primarily to declines in our Venous Access business stemming from the Morpheus product discontinuance and sales force disruption, as well as fewer NanoKnife capital sales. These decreases were partially offset by modest increases across the remainder of our products, including key long-term growth drivers AngioVac and NanoKnife disposables. International sales decreased 1% on a constant-currency basis, primarily attributable to declines in Venous Access. Our supply agreement arrangement, which we do not include in either the U.S. or International geographic sales, declined $0.4 million as we continue to wind down that relationship.
Changes in sales were impacted by unfavorable movement in currency exchange rates, particularly the euro, pound, and Canadian dollar, with the remainder of the change as compared to the prior year period driven by volume.

Gross Profit, Operating expenses, and Other income (expense)

	Three months ended
	Nov 30, 2015	Nov 30, 2014	% Change
Gross profit	$45.8	$47.7	-4%
Gross profit % of sales	51.4%	51.7%
Research and development	$6.2	$6.1	2%
% of sales	6.9%	6.6%
Selling and marketing	$20.6	$21.0	-2%
% of sales	23.1%	22.8%
General and administrative	$8.1	$8.0	1%
% of sales	9.1%	8.7%
Medical device excise tax	$1.0	$1.1	-9%
% of sales	1.1%	1.2%
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
Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. R&D expenses were consistent for the three months ending November 30, 2015 and 2014, with increased clinical and medical investments being offset by reductions in product spend.
Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. S&M expenses were consistent for the three months ending November 30, 2015 and 2014, with investments made in the U.S. sales force being offset with reduced international costs, in part due to currency movements.
General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses were consistent for the three months ended November 30, 2015 and 2014.
Medical device excise tax - Medical devices excise tax is assess on our US product sales subject to exclusions and adjustments. The expense was consistent year over year; in line with sales of taxable products within the US market.

	Three months ended
	Nov 30, 2015	Nov 30, 2014	$ Change
Amortization of intangibles	$4.5	$4.1	$0.4
Change in fair value of contingent consideration	$0.3	$0.6	$(0.3)
Acquisition, restructuring and other items, net	$3.9	$2.3	$1.6
Other expense	$(2.0)	$(1.7)	$(0.3)
Amortization of intangibles - Amortization of intangibles increased primarily as a result of amortization of the NAMIC trademark intangible which was considered indefinite lived in the prior year.
Change in fair value of contingent consideration - Changes in the contingent consideration were driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration. The decrease was primarily driven by a decrease in the amount of contingent future payments along with $10.1 million in minimum payments since the quarter ended November 30, 2014.

Acquisition, restructuring and other items, net - Expense for the three months ended November 30, 2015 consists primarily of $0.4 million in accelerated depreciation, $1.4 million in litigation expense, $1.5 million in mergers and acquisition diligence costs and other miscellaneous items. The three months ended November 30, 2014 included $0.4 million in accelerated depreciation, $0.8 million in litigation expense and $0.3 million in severance and integration expenses.
Other expenses - Other expenses include interest expense, credit card processing fees, foreign currency impacts, bank fees, amortization of deferred financing costs. Expenses were consistent year over year in composition.

	Three months ended
	Nov 30, 2015	Nov 30, 2014
Income tax expense (benefit)	$(0.4)	$1.5
Effective tax rate including discrete items	50.3%	52.7%
Income taxes - Our effective tax rate including discrete items for the three month periods ended November 30, 2015 and November 30, 2014 was 50.3% and 52.7%, respectively. Primary drivers of changes in our effective tax rate, detailed in Note F, are the level of ordinary income and the level of discrete items. The effective tax rates are relatively consistent year over year, but the fiscal 2015 period included a higher discrete impact from the depletion of the APIC pool which was partially offset by lower ordinary income in fiscal 2016 and correlated higher impact of permanent items on a rate basis.
Results of Operations for the Six Months ended November 30, 2015 and November 30, 2014
For the six months ended November 30, 2015, we reported a net loss of $(1.1) million, or $(0.03) per diluted share, on net sales of $172.9 million, compared with a net income of $1.8 million, or $0.05 per share, on net sales of $179.5 million during the same period of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the six months ended November 30, 2015 and 2014:

	Six months ended
	Nov 30, 2015	Nov 30, 2014	% Growth	Currency Impact (Pos) Neg	Constant Currency
Net Sales by Product Category
Peripheral Vascular	$98,158	$96,801	1%
Vascular Access	49,667	54,393	-9%
Oncology/Surgery	23,706	25,996	-9%
Total Excluding Supply Agreement	171,531	177,190	-3%	1%	-2%
Supply Agreement	1,406	2,290	-39%	0%	-39%
Total	$172,937	$179,480	-4%	1%	-3%

Net Sales by Geography
United States	$139,021	$140,438	-1%	0%	-1%
International	32,510	36,752	-12%	6%	-6%
Supply Agreement	1,406	2,290	-39%	0%	-39%
Total	$172,937	$179,480	-4%	1%	-3%

For the six months ended November 30, 2015, net sales decreased $6.5 million to $172.9 million compared to the same period in the prior year. As shown in the table above, consolidated net sales declined by 2%, excluding the planned reduction in sales under our supply agreement and a negative impact from fluctuations in currency exchange rates year over year.
From a product line perspective, Peripheral Vascular sales increased $1.4 million primarily attributable to modest increases in core products, thrombolytic and venous, which was partially offset by fluid management. Vascular Access sales decreased $4.7 million due to reductions in our PICC sales, which were unfavorably impacted by the Morpheus voluntary recall and product discontinuance in the third quarter of fiscal 2015. In addition to the impact on PICC performance, the sales force focus required to manage through the recall impacted performance in the other Vascular Access products as well. Oncology/Surgery sales decreased $2.3 million primarily due to a reduction in ablation and NanoKnife capital sales as compared to the prior year period.
From a geographic perspective, U.S. sales decreased $1.4 million due primarily to declines in our Venous Access business stemming from the Morpheus product discontinuance and sales force disruption, as well as less NanoKnife capital sales. These decreases were partially offset by modest increases across the remainder of our products, including key long-term growth drivers AngioVac and NanoKnife disposables. International sales decreased 6% on a constant-currency basis, primarily attributable to declines in fluid management, venous, PICCs and ports, ablation and NanoKnife products. Our supply agreement arrangement, which we do not include in either the U.S. or International geographic sales, declined $0.9 million as we continue to wind down that relationship.
Changes in sales were impacted by unfavorable movement in currency exchange rates, particularly the euro, pound, and Canadian dollar, with the remainder of the change as compared to the prior year period driven by volume.
Gross Profit, Operating expenses, and Other income (expense)

	Six months ended
	Nov 30, 2015	Nov 30, 2014	% Change
Gross profit	$89.0	$93.5	-5%
Gross profit % of sales	51.5%	52.1%
Research and development	$12.4	$12.8	-3%
% of sales	7.2%	7.1%
Selling and marketing	$41.1	$41.1	—%
% of sales	23.8%	22.9%
General and administrative	$15.5	$15.3	1%
% of sales	9.0%	8.5%
Medical device excise tax	$2.0	$2.1	-5%
% of sales	1.1%	1.2%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. The decrease for the six months is attributable to reduction in sales and the result of currency exchange fluctuations which negatively impacted our sales with minimal reduction to our cost of sales. These headwinds were partially offset by product cost reductions generated by our active Operational Excellence Program.
Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. R&D expenses decreased for the six months ended November 30, 2015 and 2014 due to reduced product spread as a result of the mix of projects and stages of development.
Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. S&M expenses were consistent for the six months ended November 30, 2015 and 2014, with investments made in the U.S. sales force being offset with reduced international costs, in part due to currency movements.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses were consistent for the six months ended November 30, 2015 and 2014.
Medical device excise tax - Medical devices excise tax is assess on our US product sales subject to exclusions and adjustments. The expense was consistent year over year; in line with sales of taxable products within the US market.

	Six months ended
	Nov 30, 2015	Nov 30, 2014	$ Change
Amortization of intangibles	$8.9	$8.1	$0.8
Change in fair value of contingent consideration	$0.7	$1.4	$(0.7)
Acquisition, restructuring and other items, net	$6.1	$5.0	$1.1
Other expense	$(3.8)	$(3.6)	$(0.2)
Amortization of intangibles - Amortization of intangibles increased primarily as a result of amortization of the NAMIC trademark intangible which was considered indefinite lived in the prior year.
Change in fair value of contingent consideration - Changes in the contingent consideration were driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration. The decrease was primarily driven by a decrease in the amount of contingent future payments along with $10.1 million in minimum payments since the quarter ended November 30, 2014.
Acquisition, restructuring and other items, net - Expense for the six months ended November 30, 2015 consists primarily of $0.8 million in accelerated depreciation, $2.7 million in litigation expense, $1.7 million in mergers and acquisition diligence costs and other miscellaneous items. The six months ended November 30, 2014 included $0.8 million in accelerated depreciation, $1.3 million in litigation expense, and $1.8 million in severance and integration expenses.
Other expenses - Other expenses include interest expense, credit card processing fees, foreign currency impacts, bank fees, amortization of deferred financing costs. Expenses were consistent year over year in composition.

	Six months ended
	Nov 30, 2015	Nov 30, 2014
Income tax expense (benefit)	$(0.3)	$2.4
Effective tax rate including discrete items	20.2%	57.4%
Income taxes - Our effective tax rate including discrete items for the six month periods ended November 30, 2015 and November 30, 2014 was 20.2% and 57.4%, respectively. The change in the effective tax rate, detailed in Note F, is primarily driven by the impact of permanent and discrete items relative to the earnings in each period.  In a period of pre-tax loss, as reported for the six months ended November 30, 2015, discrete tax expenses reduce the tax rate, in contrast the same expenses in periods of pre-tax earnings, as reported for the six months ended November 30, 2014, result in a higher tax rate.  Further, year over year decreases in absolute dollars of ordinary income, as reported in fiscal 2016 as compared to the fiscal 2015, results in higher impact from permanent and discrete items on a rate basis.  The level of permanent and discrete items were consistent in each of the six month periods.
Liquidity and Capital Resources
Our cash and cash equivalents totaled $19.0 million as of November 30, 2015, compared with $18.4 million as of May 31, 2015. Marketable securities totaled $1.6 million and $1.7 million as of November 30, 2015 and May 31, 2015, respectively, and consist of auction rate securities. As of November 30, 2015, total debt was $133.9 million comprised of short and long-term bank debt. The fair value of contingent consideration payments as of November 30, 2015 was $37.8 million.
The table below summarizes our cash flows for the six months ended November 30, 2015 and 2014 (in thousands of dollars):

	Six Months Ended
	Nov 30, 2015	Nov 30, 2014
Cash provided by (used in):
Operating activities	$14,278	$3,205
Investing activities	(1,143)	(7,773)
Financing activities	(12,370)	3,381
Effect of exchange rate changes on cash and cash equivalents	(160)	(41)
Net change in cash and cash equivalents	$605	$(1,228)
Cash provided by operating activities during the six months ended November 30, 2015 and 2014, was primarily the result of net income (loss) excluding non-cash items offset by unfavorable shifts in working capital. In the current year period, favorable working capital change in accounts receivable were partially offset by negative movements in inventory, payables and accrued expenses.
The net cash used in investing activities for the current year period consisted of $1.2 million in fixed asset additions, a large portion of which is associated with facility consolidation. The prior year use of cash consisted primarily of $7.5 million of fixed asset additions, a large portion of which is associated with facility investments with the consolidation of our upstate New York manufacturing facilities.
The net cash provided by financing activities is the result of a $1.2 of proceeds from stock option and ESPP activity offset by $9.9 million in payments on earn-out liabilities and $3.8 million in repayments on long-term debt.
Our contractual obligations and their effect on liquidity and cash flows have not changed substantially from that disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2015.
We believe that our current cash and investment balances, together with cash generated from operations and our remaining revolving credit facility capacity of $53.6 million as of November 30, 2015, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.

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

Our excess cash is invested in highly liquid, short-term, investment grade securities with maturities primarily of less than two years. These investments are not held for speculative or trading purposes. Changes in interest rates may affect the investment income we earn on cash, cash equivalents and marketable securities and therefore affect our cash flows and results of operations. We hold investments in auction rate securities (“ARS”) in order to generate higher than typical money market investments. ARS typically are high credit quality, generally issued with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids. Such instances are usually the result of a drastic deterioration of issuer credit quality. Should there be a failed auction, we may be unable to liquidate our position in the securities in the near term. We have $1.6 million in investments in two auction rate securities issued by New York state and local government authorities that have failed auctions. The authorities are current in their interest payments on the securities.

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On November 9, 2015, we announced the resignation of our Executive Vice President and Chief Financial Officer, Mark Frost.  Effective November 9, 2015, our Vice President and Global Controller, Michael Trimarchi, was appointed as the Interim Chief Financial Officer until a permanent successor is identified by the Company.

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
In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. On March 11, 2015, the U.S. Court of Appeals for the First Circuit affirmed the judgment.  The defendants petitioned to the U.S. Supreme Court for a writ of certiorari.  The Supreme Court denied the petition on November 30, 2015. The defendants have also filed an appeal with the U.S. Court of Appeals for the First Circuit regarding civil contempt sanctions imposed by the Massachusetts District Court as a result of defendants’ completion of the downstream merger in violation of the Court’s injunction. This latest appeal is scheduled for oral argument in the First Circuit on January 4, 2016.

On November 13, 2014, the U.S. District Court for the District of Massachusetts issued summonses to four Biolitec entities - Biolitec U.S., Inc., Biolitec Holding U.S., Inc., Biolitec Medical Devices, Inc., and CeramOptec Industries, Inc. - pursuant to Massachusetts trustee process.  We sought to use this process to attach the assets of these entities  in order to satisfy our judgment.  The trustee process was automatically stayed when the four Biolitec entities filed Chapter 7 petitions in the U.S. Bankruptcy Court for the District of Delaware. However, on November 3, 2015, the Delaware Bankruptcy Court granted our request to modify the automatic stay to allow us to seek a default against the four Biolitec entities pursuant to trustee process.
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
On March 10, 2015, C.R. Bard, Inc. and Bard Peripheral Vascular, Inc. filed suit in the United States District Court for the District of Delaware claiming certain of the Company’s implantable port products infringe three Bard patents (the “Delaware Action). Bard is seeking unspecified damages and other relief; and the patents asserted in the Delaware Action are different than those asserted in the Utah Action. On June 1,2015, the Company filed two motions in response to Bard’s Complaint - - one seeks transfer to the District of Utah where the Utah Action is currently pending, and the other seeks dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. Briefing is complete on both motions and the parties are awaiting decision by the Delaware Court. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
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
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended November 30, 2015:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
September 1 - September 30, 2015	3,136	$14.33	—	—
October 1 - October 31, 2015	—	$—	—	—
November 1 - November 31, 2015	—	$—	—	—
Total	3,136	$14.33	—	—

(1)
The company repurchased 3,136 shares during the three months ended November 30, 2015 from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

Item 3.	Defaults on Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
EXHIBIT INDEX

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Interim Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	January 8, 2016	/ S / JOSEPH M. DEVIVO
Joseph M. DeVivo, President, Chief Executive Officer (Principal Executive Officer)

Date:	January 8, 2016	/ S / MICHAEL TRIMARCHI
Michael Trimarchi, Vice President, Interim Chief Financial Officer (Principal Financial and Chief Accounting Officer)