Form 10-Q
period 2016-02-29
ANGIODYNAMICS INC
filed 2016-04-11
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 4, 2016
Common Stock, par value $.01	36,367,049

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	Feb 29, 2016	Feb 28, 2015	Feb 29, 2016	Feb 28, 2015
Net sales	$87,384	$86,597	$260,321	$266,077
Cost of sales	43,900	48,746	127,829	134,745
Gross profit	43,484	37,851	132,492	131,332
Operating expenses
Research and development	5,808	6,855	18,189	19,642
Sales and marketing	20,301	19,355	61,429	60,405
General and administrative	6,784	6,917	22,300	22,213
Amortization of intangibles	4,458	5,106	13,356	13,182
Change in fair value of contingent consideration	(31)	(10,044)	630	(8,626)
Acquisition, restructuring and other items, net	3,042	18,779	9,098	23,745
Medical device excise tax	435	1,034	2,416	3,105
Total operating expenses	40,797	48,002	127,418	133,666
Operating income (loss)	2,687	(10,151)	5,074	(2,334)
Other (expenses) income
Interest expense	(809)	(859)	(2,607)	(2,451)
Interest income	2	2	4	3
Other expense	(868)	(971)	(2,861)	(2,950)
Total other expenses, net	(1,675)	(1,828)	(5,464)	(5,398)
Income (loss) before income tax expense (benefit)	1,012	(11,979)	(390)	(7,732)
Income tax expense (benefit)	382	(7,717)	99	(5,278)
Net income (loss)	$630	$(4,262)	$(489)	$(2,454)
Income (loss) per share
Basic	$0.02	$(0.12)	$(0.01)	$(0.07)
Diluted	$0.02	$(0.12)	$(0.01)	$(0.07)
Basic weighted average shares outstanding	36,146	35,755	36,083	35,568
Diluted weighted average shares outstanding	36,390	35,755	36,083	35,568
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	Feb 29, 2016	Feb 28, 2015	Feb 29, 2016	Feb 28, 2015
Net Income (loss)	$630	$(4,262)	$(489)	$(2,454)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on interest rate swap	58	133	219	289
Unrealized gain (loss) on marketable securities	27	(17)	2	(129)
Foreign currency translation gain (loss)	79	(624)	(360)	(728)
Other comprehensive income (loss), before tax	164	(508)	(139)	(568)
Income tax (expense) benefit related to items of other comprehensive income	(30)	(43)	(83)	(59)
Other comprehensive income (loss), net of tax	134	(551)	(222)	(627)
Total comprehensive income (loss), net of tax	$764	$(4,813)	$(711)	$(3,081)
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Feb 29, 2016	May 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,897	$18,391
Marketable securities	1,666	1,689
Accounts receivable, net of allowances of $3,673 and $3,043 respectively	54,446	58,428
Inventories	65,792	67,388
Prepaid income taxes	917	770
Prepaid expenses and other	4,683	4,783
Total current assets	149,401	151,449
Property, plant and equipment, net	49,693	54,560
Other assets	5,524	5,288
Intangible assets, net	168,080	181,806
Goodwill	361,252	361,252
Deferred income taxes, long-term	19,563	19,268
TOTAL ASSETS	$753,513	$773,623
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$18,067	$23,668
Accrued liabilities	17,979	18,331
Income taxes payable	380	439
Current portion of long-term debt	12,500	8,750
Current portion of contingent consideration	12,653	9,969
Total current liabilities	61,579	61,157
Long-term debt, net of current portion	113,910	128,910
Deferred income taxes, long-term	1,119	1,119
Contingent consideration, net of current portion	25,243	37,415
Other long-term liabilities	917	—
Total liabilities	202,768	228,601
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 75,000,000 shares authorized; 36,367,049 and 36,043,725 shares issued and 36,224,744 and 35,901,420 shares outstanding at February 29, 2016 and May 31, 2015, respectively	363	360
Additional paid-in capital	526,532	520,101
Retained earnings	27,744	28,233
Treasury stock, 142,305 shares, at cost	(2,104)	(2,104)
Accumulated other comprehensive loss	(1,790)	(1,568)
Total stockholders’ equity	550,745	545,022
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$753,513	$773,623
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Nine Months Ended
	Feb 29, 2016	Feb 28, 2015
Cash flows from operating activities:
Net income (loss)	$(489)	$(2,454)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,399	22,776
Stock based compensation	4,500	4,389
Change in fair value of contingent consideration	630	(8,626)
Deferred income taxes	(373)	(4,138)
Fixed and intangible asset impairments and disposals	675	9,188
Impairment loss on indefinite-lived intangible assets	—	6,400
Change in accounts receivable allowances	1,355	659
Other	—	(70)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,492	3,535
Inventories	1,457	(7,476)
Prepaid expenses and other assets	(241)	(2,319)
Accounts payable, accrued and other liabilities	(4,733)	(6,428)
Net cash provided by operating activities	26,672	15,436
Cash flows from investing activities:
Additions to property, plant and equipment	(1,895)	(11,038)
Acquisition of warrants	(2,000)	—
Acquisition of intangibles	(18)	(1,004)
Proceeds from sale or maturity of marketable securities	25	—
Net cash used in investing activities	(3,888)	(12,042)
Cash flows from financing activities:
Proceeds from issuance of and borrowings on long-term debt	—	15,000
Repayment of long-term debt	(11,250)	(8,750)
Payment of contingent consideration previously established in purchase accounting	(9,850)	(11,222)
Proceeds from exercise of stock options and employee stock purchase plan	1,933	5,613
Net cash provided by (used in) financing activities	(19,167)	641
Effect of exchange rate changes on cash and cash equivalents	(111)	(436)
Increase (decrease) in cash and cash equivalents	3,506	3,599
Cash and cash equivalents at beginning of period	18,391	16,105
Cash and cash equivalents at end of period	$21,897	$19,704
Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for acquisition of intangibles and business	$—	$349
Contractual obligations for acquisition of fixed assets	$37	$211
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2015	36,043,725	$360	$520,101	$28,233	$(1,568)	(142,305)	$(2,104)	$545,022
Net income (loss)				(489)				(489)
Exercise of stock options	52,578	1	792					793
Purchase of common stock under ESPP	137,957	1	1,470					1,471
Issuance of restricted stock units, net	132,789	1	(331)					(330)
Stock based compensation			4,500					4,500
Other comprehensive loss, net of tax					(222)			(222)
Balance at February 29, 2016	36,367,049	$363	$526,532	$27,744	$(1,790)	(142,305)	$(2,104)	$550,745
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
NOTE A – CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The consolidated condensed balance sheet as of February 29, 2016, the consolidated condensed statement of stockholders’ equity and the consolidated condensed statement of cash flows for the nine months ended February 29, 2016 and the consolidated condensed statements of income (loss) and the consolidated condensed statements of comprehensive income (loss) for the three and nine months ended February 29, 2016 and February 28, 2015 have been prepared by us without audit. The consolidated condensed balance sheet as of May 31, 2015 was derived from audited consolidated condensed financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended February 29, 2016 (and for all periods presented) have been made.
The unaudited interim consolidated condensed financial statements for the three and nine months ended February 29, 2016 and February 28, 2015 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.

Recent Developments

On March 31, 2016, Joseph DeVivo, President and Chief Executive Officer, decided to pursue other interests and on April 4, 2016, James C. Clemmer was appointed as the new President and Chief Executive Officer.

During the second quarter of fiscal 2016, Mark Frost resigned as Executive Vice President and Chief Financial Officer (CFO). Michael Trimarchi, Vice President and Global Controller, has assumed the responsibilities as principal accounting officer of the Company and as interim CFO. The Company is in the process of identifying a permanent successor.

On December 18, 2015, President Obama signed into law H.R. 2029, the “Consolidated Appropriations Act, 2016”, which included a two-year moratorium on the medical device excise tax, effective January 1, 2016.  The 2.3 percent tax on sales of medical devices (except certain devices sold at retail) was enacted as part of the Affordable Care Act in 2010 and applied to device sales beginning on January 1, 2013.  Absent further legislative action, the tax will be automatically be reinstated for medical device sales starting on January 1, 2018. We have incurred $12.0 million cumulatively since the enactment of the tax on January 1, 2013 through February 29, 2016, our third quarter of fiscal 2016.  In the absence of this tax, the Company will seek opportunities to further invest in growth drivers to create long-term shareholder value.

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

NOTE B – INVENTORIES
Inventories are stated at lower of cost (using the first-in, first-out method) or market. As of February 29, 2016 and May 31, 2015, inventories consisted of the following:

	Feb 29, 2016	May 31, 2015
	(in thousands)
Raw materials	$28,716	$28,040
Work in process	11,605	11,910
Finished goods	25,471	27,438
Inventories	$65,792	$67,388

NOTE C – OTHER ASSETS

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

On December 7, 2015, AngioDynamics made an initial $2.0 million purchase of non-transferable warrants in a subsidiary of EmboMedics which become exercisable upon a change of control of EmboMedics. This initial investment is recorded at cost and the Company will review for impairment at each balance sheet date. The warrants are not exercisable at the original issue date or the balance sheet date as they only become exercisable upon a change of control, termination of the agreement or delivery of an offer notice. Based on the achievement of certain development activities, the Company will make an additional $5.0 million purchase of non-transferable warrants and an additional $4.0 million in milestone payments based on regulatory approvals. In the future, AngioDynamics could execute an exclusive option to acquire this subsidiary of EmboMedics.

NOTE D – GOODWILL AND INTANGIBLE ASSETS
Intangible assets other than goodwill and indefinite lived intangible assets are amortized over their estimated useful lives, which range between two and eighteen years, on either a straight-line basis or proportionately to the benefit being realized. We periodically review the estimated useful lives of our intangible assets and review such assets for impairment, based on estimated future cash flows, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
We consider our business to be a single operating segment entity, and a single reporting unit engaged in the development, manufacture and sale on a global basis of medical devices for vascular access, peripheral vascular disease, oncology and surgery.
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
To determine fair value of our single reporting unit we utilized a market-based approach and an income approach. We determined the discounted cash flow as the best indicator to determine fair value and therefore assigned a weight of 75% with the remaining 25% assigned to the market approach.
Under the market-based approach, we utilized information of our Company as well as publicly available information of certain peer companies within our industry to determine earnings multiples (EBITDA).
Under the income approach, we determined fair value based on estimated future cash flows of the reporting unit, discounted by our estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. We used a discount rate of 12.5% to calculate the fair value of our reporting unit.
Use of the income approach in determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. These assumptions are highly sensitive and changes in these estimates could result in impairment. We applied gross margin assumptions, showing improvement over historical trends, improvements over historical trends of revenue of certain product lines and used a capitalization rate of 8.5% to calculate the terminal value of our reporting unit.
We completed our annual goodwill impairment test as of December 31, 2015. At December 31, 2015, our reporting unit is the same as our one reportable segment. Our assessment of goodwill impairment indicated that the fair value of our reporting unit exceeded its carrying value and therefore goodwill was not impaired. The fair value of our reporting unit exceeded its carrying value by 9.2%.
At times our stock market capitalization has been lower than our shareholders’ equity or book value. However, our reporting unit has continued to generate significant cash flows from operations, and we expect to continue to do so in fiscal 2016 and beyond. Furthermore, we believe that a reasonable potential buyer would offer a control premium for our business that would adequately cover the difference between our stock market capitalization and our book value. The implied control premium in our annual goodwill impairment test as of December 31, 2015 is comparable to premiums identified in recent acquisitions of companies of similar size and in similar industries.
Even though we determined that there was no goodwill impairment as of December 31, 2015, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2016.
It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. Events that could, in the future, result in impairment include, but are not limited to, declining sales for a significant product or in a significant geographic region.
There were no adjustments to goodwill for the nine months ended February 29, 2016.
As of February 29, 2016 and May 31, 2015, intangible assets consisted of the following:

	February 29, 2016
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$148,383	$(48,815)	$99,568	10.2
Customer relationships	86,361	(45,981)	40,380	12.0
Trademarks	28,470	(5,355)	23,115	10.7
In process R&D acquired	3,600	—	3,600	Indefinite
Licenses	7,931	(6,514)	1,417	7.6
Distributor relationships	900	(900)	—	3.0
	$275,645	$(107,565)	$168,080

	May 31, 2015
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$148,776	$(41,447)	$107,329	10.2
Customer relationships	86,371	(42,813)	43,558	12.0
Trademarks	28,545	(3,229)	25,316	10.7
In process R&D acquired	3,600	—	3,600	Indefinite
Licenses	7,913	(5,910)	2,003	8.3
Distributor relationships	900	(900)	—	3.0
	$276,105	$(94,299)	$181,806

NOTE E – ACCRUED LIABILITIES
As of February 29, 2016 and May 31, 2015, accrued liabilities consisted of the following:

	Feb 29, 2016	May 31, 2015
	(in thousands)
Payroll and related expenses	$9,129	$9,911
Royalties	2,211	2,237
Accrued severance	—	175
Sales and franchise taxes	384	547
Interest rate swap liability	38	257
Outside services	1,420	1,087
Consignment liability	794	558
Deferred rent	29	808
Other	3,974	2,751
	$17,979	$18,331

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
We have entered into an interest rate swap agreement, (the “Swap Agreement”), with an initial notional amount of $100 million, to limit the effect of rising of interest rates. The Swap Agreement, which qualified for hedge accounting under authoritative guidance, was a contract to exchange floating interest rate payments for fixed interest rate payments on the outstanding balance of the loan over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement provides for a fixed rate of 0.74% above the applicable rate provided for in the Credit Agreement. The Swap Agreement matures in May 2016 at which point our interest rate will float.
On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Former Credit Agreement. As of February 29, 2016, $85.0 million and $41.4 million were outstanding under the Term Facility and Revolving Facility, respectively. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated adjusted EBITDA minus consolidated capital expenditures to consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated adjusted EBITDA of not greater than 3.75 to 1.00. We were in compliance with both covenants as of February 29, 2016.

NOTE G - INCOME TAXES

The following table presents the components of income tax expense (benefit) for the three and nine months ended February 29, 2016 and February 28, 2015 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Feb 29, 2016	Feb 28, 2015	Feb 29, 2016	Feb 28, 2015
Income (loss) before Income Taxes	$1,012	$(11,979)	$(390)	$(7,732)
Less discrete book income (expense):
Non-taxable portion of change in fair value of contingent consideration	—	9,229	170	9,229
Taxable portion of revaluation of contingent consideration	480	1,323	480	1,323
Morpheus product recall and discontinuance	—	(6,145)	—	(6,145)
Impairment of Automated Power Injector fixed asset	—	(8,200)	—	(8,200)
Impairment of indefinite-lived intangible asset	—	(6,400)	—	(6,400)
Ordinary income (loss) before income taxes	532	(1,786)	(1,040)	2,461

Income tax expense (benefit) based on ordinary income (loss) at estimated tax rates	$310	$(461)	$(483)	$1,276
Discrete tax expense (benefit):
Morpheus product recall and discontinuance	—	(2,243)	—	(2,243)
Impairment of Automated Power Injector fixed asset	—	(2,993)	—	(2,993)
Taxable gain on revaluation of contingent consideration liability	173	483	173	483
Impairment of indefinite-lived intangible asset	—	(2,336)	—	(2,336)
Adjustment for elimination of the ASC 718 APIC pool	115	289	629	974
Retroactive renewal of the Research and Experimentation credit	(302)	(519)	(302)	(519)
Provision for/resolution of tax audits and contingencies, net	148	—	148	—
Adjustments to prior period tax liabilities	(62)	63	(66)	80
Total income tax expense (benefit)	$382	$(7,717)	$99	$(5,278)

The estimated full year effective tax rate prior to discrete items was 46.4% in the third quarter of fiscal 2016, as compared to 51.8% for the same period in fiscal 2015. The tax rates are greater than the 35% US statutory tax rate in both periods primarily due to the impact of non-deductible expenses (such as the non-deductible portion of meals and entertainment, non-deductible interest on contingent payments and non-deductible stock based compensation related to employee stock purchase plan). The level of ordinary income and permanent items were consistent of each of the fiscal periods.
Our ASC 718 APIC pool was depleted during fiscal year 2014. Prior to its depletion, the APIC pool was reduced when share-based compensation cost previously recognized by us was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of exercise or vesting. Due to its depletion we recorded a discrete tax expense in the three and nine months ended February 29, 2016 and February 28, 2015, as noted in the above table.
During the third quarter of fiscal 2016, the Consolidated Appropriations Act of 2016 (H.R. 2029) was enacted and permanently extended the research credit effective January 1, 2015.  Accordingly, the retroactive benefit related to this renewal has been reflected in our third quarter results.
We have recorded a net deferred tax asset in the US of $19.8 million which includes the benefit of $149.2 million of loss carryforwards, which expire as follows:

Expiration Date	NOL Available (in thousands)
FY 2017	$802
FY 2019	11,898
FY 2020	8,128
FY 2022	7,526
FY 2023	2,346
FY 2027	20,167
FY 2028	22,527
FY 2029	27,684
FY 2030	28,043
FY 2031	5,647
FY 2032	600
FY 2033	1,345
FY 2034	—
FY 2035	12,513

The Company’s analysis of the need for a valuation allowance considered that the Company has incurred a cumulative loss before taxes in the U.S. over the three year period ended February 29, 2016. A majority of the cumulative loss has been caused by the charges associated with the product recall and discontinuance and the impairment of fixed and intangible assets recorded in the quarter ended February 28, 2015, as well as restructuring and integration expenses in the period since the acquisition of Navilyst Medical in May 2012. We anticipate a return to profitability in fiscal 2016. Consideration has also been given to our history of not having Federal tax loss carryforwards expire unused, as well as the period over which the net deferred tax assets can be realized, including the expiration of our loss carryforwards and IRC Section 382 limitations.

Based on our assessment, it is more likely than not that our U.S. net deferred tax asset will be realized through future taxable earnings, the reversal of existing taxable temporary differences, and tax planning strategies. Accordingly no valuation allowance has been recorded on this net asset. We will continue to assess the need for a valuation allowance in the future.

If future results are less than projected in the U.S. and if tax planning alternatives do not offset those effects, a valuation allowance may be required to reduce the deferred tax asset, which could have a material impact on our results of operations in the period in which it is recorded. While the net deferred tax asset at February 29, 2016 is $19.8 million, if the Company were required to record a valuation allowance it could be $15.3 million greater than this amount due to deferred tax liabilities related to intangibles that have an indefinite reversal period.

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

For the three months ended February 29, 2016 and February 28, 2015, share-based payment expense was $1.6 million and $1.5 million, respectively. For the nine months ended February 29, 2016 and February 28, 2015, share-based payment expense was $4.5 million and $4.4 million, respectively.

In the three and nine months ended February 29, 2016 and February 28, 2015, the company granted stock options and restricted stock units under the 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of our shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.

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

As of February 29, 2016, there were $11.6 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The company has sufficient shares to satisfy expected share-based payment arrangements.

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
The following table reconciles basic to diluted weighted-average shares outstanding for the three and nine months ended February 29, 2016 and February 28, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	Feb 29, 2016	Feb 28, 2015	Feb 29, 2016	Feb 28, 2015
Basic	36,146	35,755	36,083	35,568
Effect of dilutive securities	244	—	—	—
Diluted	36,390	35,755	36,083	35,568

Securities excluded as their inclusion would be anti-dilutive	3,394	362	3,038	674

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
The table below summarizes net sales by product category (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Feb 29, 2016	Feb 28, 2015	Feb 29, 2016	Feb 28, 2015
Net sales
Peripheral Vascular	$49,785	$46,195	$147,943	$142,996
Vascular Access	24,911	26,400	74,576	80,793
Oncology/Surgery	11,998	13,066	35,706	39,062
Supply Agreement	690	936	2,096	3,226
Total	$87,384	$86,597	$260,321	$266,077

The table below presents net sales by geographic area based on external customer location (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Feb 29, 2016	Feb 28, 2015	Feb 29, 2016	Feb 28, 2015
Net sales
United States	$69,513	$68,410	$208,529	$208,848
International	17,181	17,251	49,696	54,003
Supply Agreement	690	936	2,096	3,226
Total	$87,384	$86,597	$260,321	$266,077

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of February 29, 2016 and May 31, 2015 (in thousands of dollars):

	Fair Value Measurements using inputs considered as:			Fair Value at February 29, 2016
	Level 1	Level 2	Level 3
Financial Assets
Marketable securities
U.S. government agency obligations	$—	$—	$1,666	$1,666
Total	—	—	1,666	1,666
Total Financial Assets	$—	$—	$1,666	$1,666
Financial Liabilities
Interest rate swap agreements	$—	$38	$—	$38
Contingent liability for acquisition earn out	—	—	37,896	37,896
Total Financial Liabilities	$—	$38	$37,896	$37,934

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2015
	Level 1	Level 2	Level 3
Financial Assets
Marketable securities
U.S. government agency obligations	$—	$—	$1,689	$1,689
Total	—	—	1,689	1,689
Total Financial Assets	$—	$—	$1,689	$1,689
Financial Liabilities
Interest rate swap agreements	$—	$257	$—	$257
Contingent liability for acquisition earn out	—	—	47,384	47,384
Total Financial Liabilities	$—	$257	$47,384	$47,641
There were no transfers in and out of Level 1, 2 and 3 measurements for the three and nine months ended February 29, 2016 and 2015.
The table below presents the changes in fair value components of Level 3 instruments in the nine months ended February 29, 2016 (in thousands of dollars):

	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance, May 31, 2015	$1,689	$47,384
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration (1)	—	630
Currency (gain) loss from remeasurement	—	(18)
Included in other comprehensive income (loss)	2	—
Proceeds from sale or maturity of marketable securities	(25)	—
Contingent consideration payments	—	(10,100)
Balance, February 29, 2016	$1,666	$37,896

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
The fair value of our liability for contingent consideration is determined using a discounted cash flow model applied to projected net sales, using probabilities of achieving projected net sales and projected payment dates. Projected net sales are based on our internal projections and extensive analysis of the target market and the sales potential. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future. At February 29, 2016, the revenue based payments are being calculated based on our current sales forecast which is at the minimums for contingent payments.
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of February 29, 2016 (in thousands of dollars):

	Fair value at	Valuation
	Feb 29, 2016	Technique	Unobservable Input	Range
Revenue based payments	$35,114	Discounted cash flow	Discount rate	4%
			Probability of achieving sales	75-100%
			Projected fiscal year of payment	2017 - 2023
Milestone based payments	2,782	Discounted cash flow	Discount rate	16%
			Probability of achieving milestone	75-100%
			Projected fiscal year of payment	2017
Total	$37,896
At February 29, 2016, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $43.0 million. The milestones, including sales projections, associated with the contingent consideration must be reached in future periods ranging from fiscal years 2016 to 2023 in order for the associated consideration to be paid.

NOTE L – MARKETABLE SECURITIES
Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” and are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. As of February 29, 2016 and May 31, 2015, we had $1.7 million and $1.7 million, respectively, in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities. The auction rate securities mature in 2022 and 2029.

As of February 29, 2016 and May 31, 2015, marketable securities consisted of the following (in thousands of dollars):

As of February 29, 2016	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency obligations	$1,800	$—	$(134)	$1,666
	$1,800	$—	$(134)	$1,666

As of May 31, 2015	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency obligations	$1,825	$—	$(136)	$1,689
	$1,825	$—	$(136)	$1,689

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
In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. On March 11, 2015, the U.S. Court of Appeals for the First Circuit affirmed the judgment.  The defendants petitioned to the U.S. Supreme Court for a writ of certiorari.  The Supreme Court denied the petition on November 30, 2015. The defendants have also filed an appeal with the U.S. Court of Appeals for the First Circuit regarding civil contempt sanctions imposed by the Massachusetts District Court as a result of defendants’ completion of the downstream merger in violation of the Court’s injunction. The First Circuit heard oral argument on this latest appeal on January 4, 2016 and has not yet issued an opinion.  On February 18, 2016, the Massachusetts District Court issued an order compelling the Massachusetts defendants to provide post-judgment discovery intended to aid us in potentially collecting our judgment.  On March 21, 2016, the Massachusetts defendants noticed an appeal from this order.
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
C.R. Bard, Inc. v. AngioDynamics, Inc.
On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office ("PTO") which seek to invalidate all three patents asserted by Bard in the litigation. Our petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the PTO Board of Appeals and Interferences for all three reexams. The parties completed briefing on the appeals and oral argument was held on June 18, 2015. The Patent Office has issued decisions in the three appeals. In one (issued on March 11, 2016 for US patent no. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. patent no. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. patent no. 7,947.022) the rejections of all twenty claims under reexamination were affirmed. The Utah Action has been stayed pending final resolution of the PTO process. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
On March 10, 2015, C.R. Bard, Inc. and Bard Peripheral Vascular, Inc. (“Bard”) filed suit in the United States District Court for the District of Delaware claiming certain of the Company’s implantable port products infringe on three U.S. patents held by Bard (the “Delaware Action). Bard is seeking unspecified damages and other relief.The patents asserted in the Delaware Action are different than those asserted in the Utah Action. On June 1, 2015, the Company filed two motions in response to Bard’s Complaint - - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. On January 12, 2016, the court issued a decision denying both motions. We have since served an Answer and Counterclaim to which Bard has served a Reply. On March 10, 2016, the Court held a case management conference, and, on March 14, 2016, the court entered a Scheduling Order which set, inter alia, a Markman hearing for March 10, 2017, a summary judgment hearing for December 8, 2017 and trial for March 12, 2018. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
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

NOTE N – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a single, comprehensive accounting model for revenues arising from contracts with customers that supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that an entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under existing revenue recognition guidance. ASU 2014-09 is effective for the Company beginning in its fiscal year 2018, and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently in the process of evaluating the impact of ASU 2014-09 on its consolidated financial statements.

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

In November 2015, the FASB issued ASC Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes” as part of its simplification initiatives. This update requires deferred tax liabilities and assets to be classified as non-current on the consolidated condensed balance sheet for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted.  An entity can elect to adopt prospectively or retrospectively to all periods presented. This update was applied retrospectively as of November 30, 2015. The current deferred tax asset balance of $3.5 million and $4.4 million was classified as non-current deferred tax asset for the periods ended November 30, 2015 and May 31, 2015, respectively in the consolidated condensed balance sheet.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). Update No. 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Update No. 2016-01 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years and early application is permitted. The adoption of Update No. 2016-01 is not expected to have a material impact on our financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. For leases with a term or twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early application is permitted. The Company is currently in the process of evaluating the impact of ASU 2016-02 on its consolidated financial statements.

NOTE O – RESTRUCTURING
For the three and nine months ended February 28, 2015 we had a restructuring of finance, research and development, and sales and marketing organizations to improve our profitability. As part of the restructuring, we recorded ($0.1) million and $1.1 million of severance and restructuring expense during the three and nine month periods, respectively, which is included in “Acquisition, restructuring and other items, net” in the statements of income. The amount of restructuring expense incurred during the three and nine months ended February 29, 2016 was immaterial.

NOTE P – SUBSEQUENT EVENTS

On March 1, 2016, AngioDynamics entered into an agreement with Merz North America Inc. to serve as the exclusive distributor of Asclera® (polidocanol) Injection within the vein market in the U.S..  Under the terms of the agreement, the Company paid a total of $4.3 million in fees to Merz which includes exclusive distribution rights and their customer list.

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

Recent Events

On March 31, 2016, Joseph DeVivo, President and Chief Executive Officer, decided to pursue other interests and on April 4, 2016, James C. Clemmer was appointed as the new President and Chief Executive Officer.

During the second quarter of fiscal 2016, Mark Frost resigned as Executive Vice President and Chief Financial Officer (CFO). Michael Trimarchi, Vice President and Global Controller, has assumed the responsibilities as principal accounting officer of the Company and as interim CFO. The Company is in the process of identifying a permanent successor.

On December 18, 2015, President Obama signed into law H.R. 2029, the “Consolidated Appropriations Act, 2016”, which includes a two-year moratorium on the medical device excise tax, effective January 1, 2016.  The 2.3 percent tax on sales of medical devices (except certain devices sold at retail) was enacted as part of the Affordable Care Act in 2010 and applied to device sales beginning on January 1, 2013.  Absent further legislative action, the tax will be automatically be reinstated for medical device sales starting on January 1, 2018. As presented on our Statements of Income (Loss) we have incurred $12.0 million cumulatively since the enactment of the tax on January 1, 2013 through the February 29, 2016, our third quarter of fiscal 2016.  In the absence of this tax, the company will seek opportunities to further invest in growth drivers to create long-term shareholder value.

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

Management's Use of Non-GAAP Measures

Net sales “on a constant currency basis” is a non-GAAP measure. The company analyzes net sales on a constant currency basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the company believes that evaluating growth in net sales on a constant currency basis provides an additional and meaningful assessment of net sales to both management and the company’s investors. Constant currency growth rates are calculated by translating the current period's local currency sales by the prior period’s exchange rate.

Constant currency growth rates are not indicative of changes in corresponding cash flows. The limitation of these non-GAAP measures is that they do not reflect results on a standardized reporting basis. Non-GAAP measures are intended to supplement the applicable GAAP disclosures and should not be viewed as replacements of GAAP results.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note N to our consolidated condensed financial statements in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months ended February 29, 2016 and February 28, 2015

For the three months ended February 29, 2016, we reported net income of $0.6 million, or $0.02 per diluted share, on net sales of $87.4 million, compared with a net loss of $(4.3) million, or $(0.12) per share, on net sales of $86.6 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the three months ended February 29, 2016 and February 28, 2015:

	Three months ended
	Feb 29, 2016	Feb 28, 2015	% Growth	Currency Impact (Pos) Neg	Constant Currency
Net Sales by Product Category
Peripheral Vascular	$49,785	$46,195	8%
Vascular Access	24,911	26,400	-6%
Oncology/Surgery	11,998	13,066	-8%
Total Excluding Supply Agreement	86,694	85,661	1%	1%	2%
Supply Agreement	690	936	-26%	0%	-26%
Total	$87,384	$86,597	1%	1%	2%

Net Sales by Geography
United States	$69,513	$68,410	2%	0%	2%
International	17,181	17,251	0%	3%	3%
Supply Agreement	690	936	-26%	0%	-26%
Total	$87,384	$86,597	1%	1%	2%

For the three months ended February 29, 2016, net sales increased $0.8 million to $87.4 million compared to the same period in the prior year. As shown in the table above, while consolidated net sales increased by 1%, excluding a negative impact from fluctuations in currency exchange rates, our sales were up 2% year over year.
From a product line perspective, Peripheral Vascular sales increased $3.6 million primarily attributable to modest increases across all products in the category. Vascular Access sales decreased $1.5 million due in large part to reductions in our PICC sales, which were unfavorably impacted by the Morpheus voluntary recall and product discontinuance in the third quarter of fiscal 2015. In addition to the impact on PICC performance, the sales force focus required to manage through the recall impacted performance in the other Vascular Access products as well. Oncology/Surgery sales decreased $1.1 million primarily due to declines in RF products which are partially offset by increased microwave sales.
From a geographic perspective, U.S. sales increased $1.1 million due primarily to modest increases across all peripheral vascular products offset by declines in our Vascular Access business stemming from the Morpheus product discontinuance and sales force disruption, as well as fewer NanoKnife capital sales. International sales increased 3% on a constant-currency basis, primarily attributable to increases in fluid management sales offset by declines in Vascular Access and Oncology.
Changes in sales were impacted by unfavorable movement in currency exchange rates, particularly the euro, pound, and Canadian dollar, with the remainder of the change as compared to the prior year period driven by volume.

Gross Profit, Operating expenses, and Other income (expense)

	Three months ended
	Feb 29, 2016	Feb 28, 2015	% Change
Gross profit	$43.5	$37.9	15%
Gross profit % of sales	49.8%	43.7%
Research and development	$5.8	$6.9	-16%
% of sales	6.6%	7.9%
Selling and marketing	$20.3	$19.4	5%
% of sales	23.2%	22.4%
General and administrative	$6.8	$6.9	-1%
% of sales	7.8%	8.0%
Medical device excise tax	$0.4	$1.0	-60%
% of sales	0.5%	1.2%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Fiscal 2015 results are largely attributable to $5.0 million in expense associated with Morpheous PICC inventory on hand at the time of the recall and product discontinuance. Excluding the $5.0 million impact from the Morpheous product discontinuance, gross profit decreased by $0.4 million for the three month period. This decrease is attributed to currency exchange fluctuations which negatively impacted our sales with minimal reduction to our cost of sales and negative pricing headwinds globally. These headwinds were partially offset by volume and product cost reductions generated by our active Operational Excellence Program.
Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. R&D expenses decreased for the three months ending February 29, 2016 and February 28, 2015 due to reductions in project spend.
Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. S&M expenses increased for the three months ending February 29, 2016 and February 28, 2015, with investments made in the U.S. sales force being offset with reduced international costs, in part due to currency movements.
General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses were consistent for the three months ended February 29, 2016 and February 28, 2015.
Medical device excise tax - Medical devices excise tax is assessed on our US product sales subject to exclusions and adjustments. The expense decreased for the three months ending February 29, 2016 compared to the prior year due to the suspension of the medical device excise tax as of the end of December 2015.

	Three months ended
	Feb 29, 2016	Feb 28, 2015	$ Change
Amortization of intangibles	$4.5	$5.1	$(0.6)
Change in fair value of contingent consideration	$—	$(10.0)	$10.0
Acquisition, restructuring and other items, net	$3.0	$18.8	$(15.8)
Other expense	$(1.7)	$(1.8)	$0.1
Amortization of intangibles - Amortization of intangibles decreased from the three months ending February 28, 2015 to February 29, 2016 primarily due to increased amortization expense associated with a change in sales estimates in the prior year.

Change in fair value of contingent consideration - Changes in the contingent consideration were driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration. The fiscal 2015 result was primarily driven by large gains that were recorded due to decreases in future sales forecasts.
Acquisition, restructuring and other items, net - Expense for the three months ended February 29, 2016 consists primarily of $0.3 million in accelerated depreciation, $2.8 million in litigation expense and other miscellaneous items. The three months ended February 28, 2015 included $9.2 million of fixed and long-term asset impairments, $6.4 million of impairment on the NAMIC trademark, and other costs associated with the recall of Morpheus, our Operational Excellence Program, litigation expense, and other miscellaneous items.
Other expenses - Other expenses include interest expense, credit card processing fees, foreign currency impacts, bank fees, and amortization of deferred financing costs. Expenses were consistent year over year in composition.

	Three months ended
	Feb 29, 2016	Feb 28, 2015
Income tax expense (benefit)	$0.4	$(7.7)
Effective tax rate including discrete items	37.7%	64.4%

Income taxes - Our effective tax rate including discrete items for the three month periods ended February 29, 2016 and February 28, 2015 was 37.7% and 64.4%, respectively. The change in the effective tax rate, detailed in Note G, is primarily driven by the impact of permanent and discrete items relative to the earnings in each period. The level of permanent items were consistent in each of the three month periods.

Results of Operations for the Nine Months ended February 29, 2016 and February 28, 2015

For the nine months ended February 29, 2016, we reported a net loss of $(0.5) million, or $(0.01) per diluted share, on net sales of $260.3 million, compared with a net loss of $(2.5) million, or $(0.07) per share, on net sales of $266.1 million during the same period of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the nine months ended February 29, 2016 and February 28, 2015:

	Nine months ended
	Feb 29, 2016	Feb 28, 2015	% Growth	Currency Impact (Pos) Neg	Constant Currency
Net Sales by Product Category
Peripheral Vascular	$147,943	$142,996	3%
Vascular Access	74,576	80,793	-8%
Oncology/Surgery	35,706	39,062	-9%
Total Excluding Supply Agreement	258,225	262,851	-2%	1%	-1%
Supply Agreement	2,096	3,226	-35%	0%	-35%
Total	$260,321	$266,077	-2%	1%	-1%

Net Sales by Geography
United States	$208,529	$208,848	0%	0%	0%
International	49,696	54,003	-8%	5%	-3%
Supply Agreement	2,096	3,226	-35%	0%	-35%
Total	$260,321	$266,077	-2%	1%	-1%

For the nine months ended February 29, 2016, net sales decreased $5.8 million to $260.3 million compared to the same period in the prior year. As shown in the table above, consolidated net sales declined by 1%, excluding a negative impact from fluctuations in currency exchange rates year over year.
From a product line perspective, Peripheral Vascular sales increased $4.9 million primarily attributable to modest increases in core products, thrombolytic and venous. Vascular Access sales decreased $6.2 million due to reductions in our PICC sales, which were unfavorably impacted by the Morpheus voluntary recall and product discontinuance in the third quarter of fiscal 2015. In addition to the impact on PICC performance, the sales force focus required to manage through the recall impacted performance in the other Vascular Access products as well. Oncology/Surgery sales decreased $3.4 million primarily due to a reduction in ablation and NanoKnife capital sales as compared to the prior year period.
From a geographic perspective, U.S. sales decreased $0.3 million due primarily to declines in our Vascular Access business stemming from the Morpheus product discontinuance and sales force disruption, as well as fewer NanoKnife capital sales. These decreases were partially offset by modest increases across the remainder of our products, including key long-term growth drivers AngioVac and NanoKnife disposables. International sales decreased 3% on a constant-currency basis, primarily attributable to declines in fluid management, ablation and NanoKnife products. Our supply agreement arrangement, which we do not include in either the U.S. or International geographic sales, declined $1.1 million as we continue to wind down that relationship.
Changes in sales were impacted by unfavorable movement in currency exchange rates, particularly the euro, pound, and Canadian dollar, with the remainder of the change as compared to the prior year period driven by volume.

Gross Profit, Operating expenses, and Other income (expense)

	Nine months ended
	Feb 29, 2016	Feb 28, 2015	% Change
Gross profit	$132.5	$131.3	1%
Gross profit % of sales	50.9%	49.4%
Research and development	$18.2	$19.6	-7%
% of sales	7.0%	7.4%
Selling and marketing	$61.4	$60.4	2%
% of sales	23.6%	22.7%
General and administrative	$22.3	$22.2	0%
% of sales	8.6%	8.3%
Medical device excise tax	$2.4	$3.1	-23%
% of sales	0.9%	1.2%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Fiscal 2015 results are largely attributable to $5.0 million in expense associated with Morpheous PICC inventory on hand at the time of the recall and product discontinuance. Excluding the $5.0 million impact from the Morpheous product discontinuance, gross profit decreased by $3.9 million for the nine month period. This decrease is attributed to currency exchange fluctuations which negatively impacted our sales with minimal reduction to our cost of sales and negative pricing headwinds globally. These headwinds were partially offset by volume and product cost reductions generated by our active Operational Excellence Program.
Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs and our intellectual property. R&D expenses decreased for the nine months ended February 29, 2016 and February 28, 2015 due to reduced project spend as a result of the mix of projects and stages of development.
Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. S&M expenses increased for the nine months ended February 29, 2016 and February 28, 2015, with investments made in the U.S. sales force being offset with reduced international costs, in part due to currency movements.
General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses remained consistent for the nine months ended February 29, 2016 and February 28, 2015.
Medical device excise tax - Medical devices excise tax is assessed on our US product sales subject to exclusions and adjustments. The expense was decreased for the nine months ending February 29, 2016 compared to the prior year due to the suspension of the medical device excise tax as of the end of December 2015.

	Nine months ended
	Feb 29, 2016	Feb 28, 2015	$ Change
Amortization of intangibles	$13.4	$13.2	$0.2
Change in fair value of contingent consideration	$0.6	$(8.6)	$9.2
Acquisition, restructuring and other items, net	$9.1	$23.7	$(14.6)
Other expense	$(5.5)	$(5.4)	$(0.1)
Amortization of intangibles - Amortization of intangibles remained consistent period over period.

Change in fair value of contingent consideration - Changes in the contingent consideration were driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration. The decrease was primarily driven by a decrease in the amount of contingent future payments along with $10.1 million in minimum payments since the quarter ended February 28, 2015.
Acquisition, restructuring and other items, net - Expense for the nine months ended February 29, 2016 consists primarily of $1.0 million in accelerated depreciation, $5.4 million in litigation expense, $1.7 million in mergers and acquisition diligence costs and other miscellaneous items. The nine months ended February 28, 2015 included $9.2 million of fixed and long-term asset impairments, $6.4 million of impairment on the NAMIC trademark, and other costs associated with the recall of Morpheus, our Operational Excellence Program, litigation expense, and other miscellaneous items.
Other expenses - Other expenses include interest expense, credit card processing fees, foreign currency impacts, bank fees, amortization of deferred financing costs. Expenses were consistent year over year in composition.

	Nine months ended
	Feb 29, 2016	Feb 28, 2015
Income tax expense (benefit)	$0.1	$(5.3)
Effective tax rate including discrete items	(25.4)%	68.3%

Income taxes - Our effective tax rate including discrete items for the nine month periods ended February 29, 2016 and February 28, 2015 was (25.4)% and 68.3%, respectively. The change in the effective tax rate, detailed in Note G, is primarily driven by the impact of permanent and discrete items relative to the earnings in each period.  The level of permanent items were consistent in each of the nine month periods. The negative effective tax rate for the nine month period ended February 29, 2016 is the result of tax expense on the low pre-tax profit for the period, which is the result of incorporating the permanent and discrete items.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $21.9 million as of February 29, 2016, compared with $18.4 million as of May 31, 2015. Marketable securities totaled $1.7 million as of February 29, 2016 and May 31, 2015, and consist of auction rate securities. As of February 29, 2016, total debt was $126.4 million and the fair value of contingent consideration payments was $37.9 million.
The table below summarizes our cash flows for the nine months ended February 29, 2016 and February 28, 2015 (in thousands of dollars):

	Nine Months Ended
	Feb 29, 2016	Feb 28, 2015
Cash provided by (used in):
Operating activities	$26,672	$15,436
Investing activities	(3,888)	(12,042)
Financing activities	(19,167)	641
Effect of exchange rate changes on cash and cash equivalents	(111)	(436)
Net change in cash and cash equivalents	$3,506	$3,599
Cash provided by operating activities during the nine months ended February 29, 2016 and February 28, 2015, was primarily the result of net income (loss) excluding non-cash items offset by unfavorable shifts in working capital. In the current year period, favorable working capital change in accounts receivable, and inventory which were partially offset by negative movements in payables and accrued expenses.
The net cash used in investing activities for the current year period consisted of $1.9 million in fixed asset additions and $2.0 million in acquisition of warrants. The prior year use of cash consisted primarily of $11.0 million of fixed asset additions, a large portion of which is associated with facility investments made in preparation of the consolidation of our upstate New York manufacturing facilities.

The net cash provided by financing activities is the result of a $1.9 of proceeds from stock option and ESPP activity offset by $9.9 million in payments on earn-out liabilities and $11.3 million in repayments on long-term debt.
Our contractual obligations and their effect on liquidity and cash flows will be impacted in the future as a result of the EmboMedics agreement.
We believe that our current cash and investment balances, together with cash generated from operations and our remaining revolving credit facility capacity of $58.6 million as of February 29, 2016, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our credit facility and investments that could impact our results of operations and financial position.

We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 8% of our sales in fiscal 2015 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other Income (Expenses). Significant non-functional balances include a Euro denominated contingent liability and accounts receivable due from a portion of our international customers.

In June 2012, we entered in an interest rate swap agreement, with an initial notional amount of $100 million, to limit the effect of variability due to interest rates on our debt. The swap agreement, which qualifies for hedge accounting, is a contract to exchange floating interest rate payments for fixed interest rate payments of 3.26% of the outstanding balance of loan over the life of the swap agreement without the exchange of the underlying notional amounts. The Swap matures in May 2016 at which point our interest rate will float. We do not currently engage in any other hedging or market risk management tools.

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

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On November 9, 2015, we announced the resignation of our Executive Vice President and Chief Financial Officer, Mark Frost.  Effective November 9, 2015, our Vice President and Global Controller, Michael Trimarchi, was appointed as the prinicpal accounting officer and Interim Chief Financial Officer until a permanent successor is identified by the Company.

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
In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. On March 11, 2015, the U.S. Court of Appeals for the First Circuit affirmed the judgment.  The defendants petitioned to the U.S. Supreme Court for a writ of certiorari.  The Supreme Court denied the petition on November 30, 2015. The defendants have also filed an appeal with the U.S. Court of Appeals for the First Circuit regarding civil contempt sanctions imposed by the Massachusetts District Court as a result of defendants’ completion of the downstream merger in violation of the Court’s injunction. The First Circuit heard oral argument on this latest appeal on January 4, 2016 and has not yet issued an opinion.  On February 18, 2016, the Massachusetts District Court issued an order compelling the Massachusetts defendants to provide post-judgment discovery intended to aid us in potentially collecting our judgment.  On March 21, 2016, the Massachusetts defendants noticed an appeal from this order.
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
C.R. Bard, Inc. v. AngioDynamics, Inc.
On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office ("PTO") which seek to invalidate all three patents asserted by Bard in the litigation. Our petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the PTO Board of Appeals and Interferences for all three reexams. The parties completed briefing on the appeals and oral argument was held on June 18, 2015.

The Patent Office has issued decisions in the three appeals. In one (issued on March 11, 2016 for US patent no. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. patent no. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. patent no. 7,947.022) the rejections of all twenty claims under reexamination were affirmed. The Utah Action has been stayed pending final resolution of the PTO process. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
On March 10, 2015, C.R. Bard, Inc. and Bard Peripheral Vascular, Inc. (“Bard”) filed suit in the United States District Court for the District of Delaware claiming certain of the Company’s implantable port products infringe on three U.S. patents held by Bard (the “Delaware Action). Bard is seeking unspecified damages and other relief.The patents asserted in the Delaware Action are different than those asserted in the Utah Action. On June 1, 2015, the Company filed two motions in response to Bard’s Complaint - - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. On January 12, 2016, the court issued a decision denying both motions. We have since served an Answer and Counterclaim to which Bard has served a Reply. On March 10, 2016, the Court held a case management conference, and, on March 14, 2016, the court entered a Scheduling Order which set, inter alia, a Markman hearing for March 10, 2017, a summary judgment hearing for December 8, 2017 and trial for March 12, 2018. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
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
The following table provides information with respect to the shares of the company’s common stock repurchased during the three months ended February 29, 2016:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
December 1 - December 31, 2015	—	$—	—	—
January 1 - January 31, 2016	3,124	$11.23	—	—
February 1 - February 29, 2016	—	$—	—	—
Total	3,124	$11.23	—	—

(1)
The company repurchased 3,124 shares during the three months ended February 29, 2016 from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

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

ANGIODYNAMICS, INC.
(Registrant)

Date:	April 11, 2016	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	April 11, 2016	/ S / MICHAEL TRIMARCHI
Michael Trimarchi, Vice President, Interim Chief Financial Officer (Principal Financial and Chief Accounting Officer)