Form 10-K
period 2016-05-31
ANGIODYNAMICS INC
filed 2016-08-01
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $431,798,128 computed by reference to the last sale price of the common stock on that date as reported by The NASDAQ Global Select Market.
As of July 22, 2016, there were 36,422,398 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this annual report on Form 10-K is incorporated by reference to the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year ended May 31, 2016.

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

Fluid Management Products

Our Fluid Management product offering includes the NAMIC® Fluid Management portfolio. Since 1969, the NAMIC product line has been a leader in providing clinicians high quality, dependable devices that help in the diagnosis and treatment of cardiovascular and peripheral vascular disease. The NAMIC product line includes an extensive offering of manifolds, contrast management systems, closed fluid systems, guidewires, disposable transducers and interventional accessories. These devices are utilized together and allow clinicians to aspirate or inject contrast, saline, remove waste and monitor invasive blood pressures throughout the procedure.

Venous Products

Our venous products focus on the treatment of varicose veins and consist of our VenaCure EVLT® laser system, Asclera® (polidocanol) injection and Sotradecol®.

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

With our VenaCure EVLT laser system, laser energy is used to stop the reflux by ablating, or collapsing and destroying, the affected vein. The body subsequently re-routes the blood to other healthy veins. Our products are sold as a system that includes diode laser hardware with our family of disposable laser fiber components, training and marketing materials. The disposable components in the system include a laser fiber system featuring our NeverTouch® gold-tip technology, an access sheath, access wires and needles. The procedure kits come in a variety of lengths and configurations to accommodate varied patient anatomies. Our VenaCure EVLT 1470 nanometer wavelength laser allows physicians to more efficiently heat the vein wall using lower power settings thereby reducing the risk of collateral damage.

Asclera® (polidocanol) injection is an FDA approved sclerosing drug that we distribute through a global agreement with the manufacturer and their distributor. Asclera is used for sclerotherapy to treat uncomplicated spider veins and uncomplicated reticular veins in the lower extremity. In a clinical study, it was proven to be 95% successful and patients were more satisfied with Asclera than alternative sclerosants.

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

Our primary device competitors include: Boston Scientific Corporation; Cook Medical; C.R. Bard; Medical Components, Inc. (Medcomp); TeleFlex Medical; Smiths Medical, a subsidiary of Smiths Group plc; Vascular Solutions; Medtronic; Merit Medical; Terumo Medical Corporation; Johnson and Johnson and Total Vein Systems.

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

Sales and Marketing

We sell our broad line of quality devices in the United States primarily through a direct sales force and internationally through a combination of direct sales and distributor relationships. We support our customers and sales organization with a marketing staff that includes product managers, customer service representatives and other marketing specialists.

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

The company owns an extensive portfolio of patents and patent applications in the United States and in certain foreign countries. The portfolio also includes exclusive licenses to third party patents and applications.

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

Government Regulation

The products we manufacture and market are subject to regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and international regulations to our specific target markets.

United States FDA Regulation - Before a new medical device can be introduced into the market, a manufacturer generally must obtain marketing clearance or approval from the FDA through either a 510(k) submission (a premarket notification) or a premarket approval application (PMA).

The 510(k) procedure is available only in particular circumstances. The 510(k) clearance procedure is available only if a manufacturer can establish that its device is “substantially equivalent” in intended use and in safety and effectiveness to a “predicate device,” which is a legally marketed device with 510(k) clearance in class I or II or preamendment status based upon products commercially distributed on or before May 28, 1976. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. The 510(k) clearance procedure including questions and responses, may take up to 12 months. In some cases, supporting clinical data may be required. The FDA may determine that a new or modified device is not substantially equivalent to a predicate device or may require that additional information, including clinical data, be submitted before a determination is made, either of which could significantly delay the introduction of new or modified device products. If a device cannot demonstrate substantial equivalence it may be subject to either a de novo submission or a PMA.

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

The process of FDA submissions requires extensive and expensive validations and testing. The financial outlay for this is large and requires a significant time period. Recent changes in both regulations and FDA perspectives have increased both time and testing requirements, this has caused significant delays and increased costs for approvals. The parameters for increased testing have and will continue to cause severe delays. The increased focus by the FDA on such issues as chemical identification of all colorants, non-acceptance of certain colorants (certain forms of carbon black) continue to cause problems and delays. In addition changes to existing products call into question previously approved devices and result in additional costs for testing and material analysis.

After a product is placed on the market, the product and its manufacturer are subject to pervasive and continuing regulation by the FDA. The FDA enforces these requirements by inspection and market surveillance. Our suppliers also may be subject to FDA inspection, this has resulted in several suppliers altering price structures for medical device companies. The additional costs due to testing and potential for lawsuits due to material contamination or unforeseen chemical/allergenic reactions has led to some manufacturers actively refusing to supply to medical device companies. The financial expenditure needed to maintain compliance to the requirements of the FDA are extensive and ever increasing. Specific systems are needed to maintain compliance to baseline requirements. In addition complex systems are needed to ensure that specific violations such as ‘off label promotion’ are avoided. The FDA has specific requirements for labeling and marketing materials. These need extensive policing and evaluation in order to avoid falling foul of the vague FDA constraints. Penalties for breach of off label promotion can result in fines of several million dollars.

The devices manufactured by us also are subject to the QSR, which imposes elaborate testing, control, documentation and other quality assurance procedures. Every phase of production, including raw materials, components and subassembly, manufacturing, testing, quality control, labeling, tracing of consignees after distribution and follow-up and reporting of complaint information is governed by the FDA’s QSR. Device manufacturers are required to register their facilities and list their products with the FDA and certain state agencies. The FDA periodically inspects manufacturing facilities and, if there are alleged violations, the operator of a facility must correct them or satisfactorily demonstrate the absence of the violations or face regulatory action. Penalties for failure to maintain compliance to the QSR include warning letters and potentially consent decrees. AngioDynamics has recently removed three warning letters, and the failure to maintain the QSR appropriately could result in the development of further warning letters. In addition non-compliance with applicable FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us.

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

International Regulation - Internationally, all of our current products are considered medical devices under applicable regulatory regimes, and we anticipate that this will be true for all of our future products. Sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process may vary greatly from country to country. For example, the European Union has a dedicated set of regulations regarding medical devices, specifically regulating their design, manufacturing, clinical trials, labeling and adverse event reporting. Devices that comply with those requirements are entitled to bear a Conformité Européenne, or CE Mark, indicating that the device conforms to the essential requirements of the applicable directives and can be commercially distributed in countries that are members of the European Union. Similar regulations are in place for Canada, Japan, China and most other countries.

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

U.S. federal health care laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally-funded health care programs. The principal U.S. federal laws include: (1) the Anti-kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of including or rewarding referrals of items or services reimbursable by a federal health care program; (2) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program, including claims resulting from a violation of the Anti-kickback Statute; (3) the Stark law which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider; and (4) health care fraud statutes that prohibit false statements and improper claims to any third-party payer. There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers. In addition, the U.S. Foreign Corrupt Practices Act (FCPA) can be used to prosecute companies in the U.S. for arrangements with physicians or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country.

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

Insurance

Our product liability insurance coverage is limited to a maximum of $10,000,000 per product liability claim and an annual aggregate policy limit of $10,000,000, subject to a self-insured retention of $500,000 per occurrence and $2,000,000 in the aggregate. The policy covers, subject to policy conditions and exclusions, claims of bodily injury and property damage from any product sold or manufactured by us.

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

Employees

As of May 31, 2016, we had approximately 1,300 full time employees. None of our employees are represented by a labor union and we have never experienced a work stoppage.

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
James C. Clemmer	51	President and Chief Executive Officer
Peter J. Kish	61	Interim Chief Financial Officer
Mark Stephens	47	Senior Vice President Administration
Stephen A. Trowbridge	42	Senior Vice President and General Counsel
Barbara Kucharczyk	42	Senior Vice President Global Operations
Gary Barrett	47	Senior Vice President Quality & Regulatory Affairs
Ben Davis	51	Senior Vice President Business Development

James C. Clemmer became our President and Chief Executive Officer in April 2016. Prior to joining AngioDynamics, Mr. Clemmer served as President of the Medical Supplies segment at Covidien plc from September 2006 to January 2015.  In this role, Mr. Clemmer directed the strategic and day-to-day operations for global business divisions that collectively manufactured 23 different product categories.  In addition, he managed global manufacturing, research and development, operational excellence, business development and all other functions associated with the Medical Supplies business.  Prior to his role at Covidien, Mr. Clemmer served as Group President at Kendall Healthcare from July 2004 to September 2006, where he managed the US business across five divisions and built the strategic plan for the Medical Supplies segment before it was spun off from Tyco.  Mr. Clemmer served as interim president at the Massachusetts College of Liberal Arts from August 2015 until March 1, 2016.  Mr. Clemmer is a graduate of the Massachusetts College of Liberal Arts.
Peter J. Kish has served as a consultant to the Company since May 16, 2016 and was designated as the principal financial officer and principal accounting officer by the Board of Directors of the company on July 27, 2016. Currently, Mr. Kish is a CFO Engagement Partner with Tatum, a Randstad Company. Prior to that he held Executive Finance positions with various Private Equity Portfolio Companies. Mr. Kish also spent 15 years at Kulicke & Soffa Industries, Inc. a global semiconductor manufacturing company listed on the Nasdaq and served as Vice President and Corporate Controller. He also worked in a management capacity for Bristol Myers Squibb and MacMillan Publishing. Mr. Kish earned both his Bachelor of Science in Accounting and Masters in Business Administration from Rutgers, the State University of New Jersey.
Mark Stephens joined AngioDynamics in January 2013 as Senior Vice President, Administration. Prior to joining AngioDynamics, Mr. Stephens most recently led the global human resources organization for Smith and Nephew Orthopedics. Before joining Smith and Nephew, Mr. Stephens held the position of Vice-President, Human Resources, at Ingersoll Rand Corporation and served as Director of talent management with the Robert Bosch Corporation. He holds a MBA in Human Resources from Murray State University and a BS in Business Administration with a concentration in Economics and Finance from the University of Tennessee.
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
Barbara Kucharczyk joined AngioDynamics in June 2012 and was promoted to Senior Vice President Global Operations in June 2015. Prior to joining AngioDynamics, Mrs. Kucharczyk most recently was the Focus Factory Manager for Vascular Therapy at Covidien. Before joining Covidien, Mrs. Kucharczyk was the Plant Manager for the Forest Products Group at Hexion Specialty Chemicals, Inc. She holds an MBA from Rensselaer Polytechnic Institute, a BS in Chemical Engineering from the State University of New York Center at Buffalo and a BS in Chemistry from the State University of New York College at Fredonia.
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

Ben Davis joined AngioDynamics as Senior Vice President, Business Development in March 2015. Prior to joining AngioDynamics, Mr. Davis most recently was the Vice President Business Integration at C.R. Bard, Inc. where he was previously the Divisional Head of Business Development from 2004 -2013. Before joining C.R. Bard, Inc. Mr. Davis held the position of Chief Financial Officer, Treasurer at Axya Medical Inc. He holds an MBA in Business Administration - Finance from Bentley College Graduate School and BS in Business Administration from Bryant College.

Available Information

Our corporate headquarters is located at 14 Plaza Drive, Latham, New York 12110. Our phone number is (518) 795-1400. Our website is www.angiodynamics.com.

We make available, free-of-charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission, or SEC. In addition, our website includes, among other things, charters of the various committees of our Board of Directors and our code of business conduct and ethics applicable to all employees, officers and directors. Any stockholder also may obtain copies of these documents, free of charge, by sending a request in writing to our investor relations firm: FTI Consulting, 88 Pine Street, 32nd Floor New York, NY 10005, Attention: Evan Smith. Information on our website or connected to our website is not incorporated by reference into this annual report on Form 10-K.

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

In addition, we purchase certain products as a distributor for the manufacturer of those products, including Asclera, Sotradecol and our Celerity tip location system. Operational, quality or regulatory issues of the manufacturers of the products we distribute could constrain or interrupt the availability of those products or services.  Any constraint or interruption in the supply of finished products that we distribute could have a material adverse effect on our ability to sell products, our financial condition and our results of operations.

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

Worldwide initiatives to contain healthcare costs have led government and the private sector to enact cost containment efforts as a means of managing the growth of health care utilization. Common techniques include policies on price regulation, competitive pricing, bidding and tender mechanics, coverage and payment, comparative effectiveness of therapies, technology assessments, and managed-care arrangements. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices and therapies. Government programs, including Medicare and Medicaid, private health care insurance, and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, tying reimbursement to outcomes, shifting to population health management, and other mechanisms designed to constrain utilization and contain costs. Simultaneously, hospitals are redefining their role in health care delivery as many assume much more risk and control of the total cost of patient care. To successfully make this transformation health systems are consolidating, purchasing or partnering with physicians, post-acute care providers, while also narrowing networks thus allowing greater control over outcomes. Today, many systems are becoming ‘mini’ payer/provider organizations. These newly redesigned health systems are creating mechanisms such as value analysis and centralized purchasing functions that set pricing and in some cases limit the number of vendors that can participate in the purchasing program. Hospitals are also aligning interests with physicians through employment and other arrangements, such as gainsharing, where a hospital agrees with physicians to share any realized cost savings resulting from the physicians’ collective change in practice patterns such as standardization of devices where medically appropriate. This has created an increasing level of price sensitivity among customers for our products. Some third-party payers must also approve coverage and set reimbursement levels for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. Even though a new medical device may have been cleared for commercial distribution, we may find limited demand for the device until coverage and sufficient reimbursement levels have been obtained from governmental and private third-party payers. In addition, some private third-party payers require that certain procedures or that the use of certain products be authorized in advance as a condition of reimbursement. International examples of cost containment initiatives and health care reforms advancing clinical outcomes as the key to market access are emerging in France, Germany, the Netherlands and the UK. This new criteria can severely restrict coverage, reduce reimbursement and delay access to key markets with requirements for incremental clinical benefit and coverage with evidence development.

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

The markets for our products are highly competitive, and we expect competition to continue to intensify. We may not be able to compete effectively, and we may lose market share to our competitors. Our primary device competitors include: Boston Scientific Corporation; Cook Medical; C.R. Bard; Medical Components, Inc. (Medcomp); TeleFlex Medical; Smiths Medical, a subsidiary of Smiths Group plc; Vascular Solutions; Medtronic; Merit Medical; Terumo Medical Corporation; Vascular Solutions; Johnson and Johnson and Total Vein Systems. Many of our competitors have substantially greater:

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

Our products are medical devices that are subject to extensive regulation in the United States and in the foreign countries in which they are sold. Unless an exemption applies, each medical device that we wish to market in the United States must receive either 510(k) clearance or premarket approval (PMA) from the FDA before the product can be sold. Either process can be lengthy and expensive. The FDA’s 510(k) clearance procedure, also known as “premarket notification,” is the process we have used for our current products. This process usually takes from four to 12 months from the date the premarket notification is submitted to the FDA, but may take significantly longer. Although we have obtained 510(k) clearances for our current products, our clearances may be revoked by the FDA if safety or effectiveness problems develop with the devices. The PMA process is much more costly, lengthy and uncertain. It generally takes from one to three years from the date the application is submitted to, and filed with, the FDA, and may take even longer. Regulatory regimes in other countries similarly require approval or clearance prior to our marketing or selling products in those countries. We rely on our distributors to obtain regulatory clearances or approvals of our products outside of the United States. If we are unable to obtain additional clearances or approvals needed to market existing or new products in the United States or elsewhere or obtain these clearances or approvals in a timely fashion or at all, or if our existing clearances are revoked, our revenues and profitability may decline.

If we or some of our suppliers fail to comply with the FDA’s Quality System Regulation, or QSR, and other applicable postmarket requirements, our manufacturing operations could be disrupted, our product sales and profitability could suffer, and we may be subject to a wide variety of FDA enforcement actions.

After a device is placed on the market, numerous regulatory requirements apply. We are subject to inspection and marketing surveillance by the FDA to determine our compliance with all regulatory requirements. Our failure to comply with applicable regulatory requirements could result in the FDA or a court instituting a wide variety of enforcement actions against us, including a public "Warning Letter"; an order to shut down some or all manufacturing operations; a recall of products; fines or civil penalties; seizure or detention of our products; refusing our requests for 510(k) clearance or a PMA of new or modified products; withdrawing 510(k) clearance or PMA approvals already granted to us; and criminal prosecution.

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

If we are incorrect in our belief that our promotional materials and training methods regarding physicians are conducted in compliance with regulations of the FDA and other applicable regulations, and the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, the FDA could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Any of these results could have a material adverse effect on our financial position or results of operations.

In June 2014 we received a subpoena from the U.S. Department of Justice (the “DOJ”) requesting documents in relation to a criminal and civil investigation the DOJ is conducting regarding BTG International, Inc.’s LC Bead product beginning in 2003. RITA Medical Systems and AngioDynamics, Inc., after our acquisition of RITA, was the exclusive distributor of LC Beads in the United States from 2006 through December 31, 2011. We are cooperating fully with this investigation and at this time are unable to predict its scope, duration or outcome. In April 2015 we received a subpoena from the DOJ requesting documents in relation to a criminal and civil investigation the DOJ is conducting regarding purported promotion of certain of our VenaCure EVLT products for un-cleared indications. We are cooperating fully with this investigation and at this time are unable to predict its scope, duration or outcome.

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

•	diversion of management attention from ongoing business concerns to integration matters;

•	difficulty of maintaining uniform standards, controls, procedures and policies;

•	challenges in demonstrating to our customers that the acquisition will not result in adverse changes in customer service standards or business focus;

•	possible cash flow interruption or loss of revenue as a result of change of ownership transitional matters;

•	difficulty of assimilating the operations and personnel of acquired businesses;

•	potential loss of key employees of acquired businesses, and the impairment of relationships with employees and customers as a result of changes in management; and

•	uncertainty as to the long-term success of any acquisitions we may make including the impact on contingent liabilities.

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

We borrowed an aggregate of approximately $121 million as of May 31, 2016. The terms of our credit facilities require us to comply with certain financial maintenance covenants. In addition, the terms of our indebtedness also include certain covenants restricting or limiting our ability to take certain actions.

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
In addition, the degree to which we are leveraged as a result of the indebtedness incurred in connection with an acquisition or otherwise could materially and adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, could make us more vulnerable to general adverse economic, regulatory and industry conditions, could limit our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete, could place us at a competitive disadvantage compared to our competitors that have less debt or could require us to dedicate a substantial portion of our cash flow to service our debt.

The presence of a significant stockholder who may sell our common stock, could cause our stock price to decline or affect the ability of a third party to acquire control of us.

The former Navilyst stockholders, including investment funds affiliated with Avista Capital Partners, beneficially own approximately 26% of our outstanding common stock. The sale of a substantial number of our shares by such parties or our other stockholders within a short period of time could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

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

International and national economic and industry conditions constantly change, and could materially and adversely affect our business, financial condition and results of operations.
Our business, financial condition and results of operation are affected by many changing economic, industry and other conditions beyond our control. Actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, inflation and trade protection measures, may negatively affect consumer preferences, perceptions, spending patterns or demographic trends, any of which could adversely affect our business, financial condition or results of operations. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability or decision to purchase or pay for our products. Disruptions in the credit markets have previously resulted, and could again result, in volatility, decreased liquidity, widening of credit spreads, and reduced availability of financing. There can be no assurance that future financing will be available to us on acceptable terms, if at all. An inability to obtain necessary additional financing on acceptable terms may have an adverse impact on us and on our ability to execute on our business plan.

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

Sales outside the United States accounted for approximately 19% of our net sales during our fiscal year ended May 31, 2016. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging and/or faster-growing markets outside the United States. Our sales and profitability from our international operations are subject to risks and uncertainties that can vary by country, and include those related to political and economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights. These risks and uncertainties could have a material adverse effect on our business and/or results of operations.
Foreign currency exchange rate may adversely affect our business, financial condition and results of operations.
We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. Products manufactured in, and sold into, foreign markets represent a significant portion of our operations. When the United States dollar strengthens or weakens in relation to the foreign currencies of the countries in which we sell or manufacture our products, such as the euro, our United States dollar-reported revenue and income will fluctuate. As a result of the June 23, 2016 referendum by British voters to exit the European Union, global markets and foreign currencies have been adversely impacted and the value of the Pound Sterling has sharply declined as compared to the U.S. Dollar and other currencies. This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the European Union but it is uncertain over what time period this will occur. The effects of currency rate fluctuations and changes in the relative values of currencies may, in some instances, have a significant effect on our business, financial condition, results of operations and cash flows.

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

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

IRC Section 382 and related provisions contain rules that limit for U.S. federal income tax purposes the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain other tax attributes existing as of the date of such ownership change.  Our Federal net operating loss carryforwards as of May 31, 2016 after considering IRC Section 382 limitations are $151.7 million. The expiration of the Federal net operating loss carryforwards is as follows: $29.8 million between 2017 and 2023 and $121.9 million between 2027 and 2036.  Our state net operating loss carryforwards as of May 31, 2016 after considering remaining IRC Section 382 limitations are $30.8 million which expire in various years from 2016 to 2036.  Future ownership changes within the meaning of IRC Section 382 may also subject our tax loss carryforwards to annual limitations which would restrict our ability to use them to offset our taxable income in periods following the ownership changes.
See Note I to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016 for a further discussion of our tax loss carryovers.

Fluctuations in our effective tax rate and changes to tax laws may adversely affect us.

As an international company, we are subject to taxation in numerous countries, states and other jurisdictions. Our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of these jurisdictions. Our effective tax rate may, however, differ from the estimated amount due to numerous factors, including a change in the mix of our profitability from country to country and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business, financial condition and results of operations and cash flows.

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

We carry a product liability policy with a limit of $10,000,000 per product liability claim and an aggregate policy limit of $10,000,000, subject to a self-insured retention of $500,000 per occurrence and $2,000,000 in the aggregate. We believe, based on claims made against us in the past, our existing product liability insurance coverage is reasonably adequate to protect us from any liabilities we might incur. However, there is no assurance that this coverage will be sufficient to satisfy any claim made against us. In addition, we may not be able to continue to maintain adequate coverage at a reasonable cost and on reasonable terms, if at all. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. Additionally, if one or more product liability claims is brought against us for uninsured liabilities or is in excess of our insurance coverage, our financial condition and results of operations could be negatively impacted. Further, such claims may require us to recall some of our products, which could result in significant costs to us and could divert management’s attention from our business.

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

The ongoing introduction of new products and services that affect our overall product mix make the prediction of future operating results difficult. You should not rely on our past results as any indication of future operating results. The price of our common stock will likely fall in the event that our operating results do not meet the expectations of analysts and investors. Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

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

The trading price of our common stock price may be volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	general economic, industry and market conditions;

•	actions by institutional or other large stockholders;

•	the depth and liquidity of the market for our common stock;

•	volume and timing of orders for our products;

•	developments generally affecting medical device companies;

•	the announcement of new products or product enhancements by us or our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	investor perceptions of us and our business, including changes in market valuations of medical device companies; and

•	our results of operations and financial performance.

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

•	advance notice requirements for stockholders to nominate individuals to serve on our board of directors or for stockholders to submit proposals that can be acted upon at stockholder meetings;

•	stockholder action by written consent is prohibited; and

•	stockholders are not permitted to cumulatively vote for the election of directors.

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

Most of our intangible and fixed assets have finite useful lives and are amortized or depreciated over their useful lives on either a straight-line basis or over the expected period of benefit or as revenues are earned from the sales of the related products. The underlying assumptions regarding the estimated useful lives of these intangible assets are reviewed annually and more often if an event or circumstance occurs making it likely that the carrying value of the assets may not be recoverable and are adjusted through accelerated amortization if necessary. Whenever events or changes in circumstances indicate that the carrying value of the assets is not recoverable we test intangible assets for impairment based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

We review our single reporting unit for potential goodwill impairment in the third fiscal quarter of each year as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in December 2015 indicated no goodwill impairments.

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

We, our competitors or other third parties, may engage in clinical trials with respect to our products. The results of these trials may be unfavorable, or perceived as unfavorable by the market, and could have a material adverse effect on our business, financial condition or results of operations.

Our products may be the subject of clinical trials conducted by us, our competitors or third parties for the purposes of obtaining regulatory clearances or to gather market data. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the FDA's or the market's perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate and our business, financial condition, results of operations or future prospects

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.

During the year ended May 31, 2016, we operated in the following locations:

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

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. On March 11, 2015, the U.S. Court of Appeals for the First Circuit affirmed the judgment.  The defendants petitioned to the U.S. Supreme Court for a writ of certiorari.  The Supreme Court denied the petition on November 30, 2015. The defendants have also filed an appeal with the U.S. Court of Appeals for the First Circuit regarding civil contempt sanctions imposed by the Massachusetts District Court as a result of defendants’ completion of the downstream merger in violation of the Court’s injunction. On May 6, 2016, the First Circuit issued an opinion rejecting this latest appeal.  On February 18, 2016, the Massachusetts District Court issued an order compelling the Massachusetts defendants to provide post-judgment discovery intended to aid us in potentially collecting our judgment.  On March 21, 2016, the Massachusetts defendants noticed an appeal from this order. On June 27, 2016, we filed a motion asking the Massachusetts District Court to impose sanctions on the Massachusetts defendants for their failure to comply with the post-judgment discovery order.
On November 13, 2014, the U.S. District Court for the District of Massachusetts issued summonses to four Biolitec entities - Biolitec U.S., Inc., Biolitec Holding U.S., Inc., Biolitec Medical Devices, Inc., and CeramOptec Industries, Inc. - pursuant to Massachusetts trustee process.  We sought to use this process to attach the assets of these entities  in order to satisfy our judgment.  The trustee process was automatically stayed when the four Biolitec entities filed Chapter 7 petitions in the U.S. Bankruptcy Court for the District of Delaware. However, on November 3, 2015, the Delaware Bankruptcy Court granted our request to modify the automatic stay to allow us to seek a default against the four Biolitec entities pursuant to trustee process. On January 21, 2016, the four Chapter 7 cases were transferred at our request to the U.S. Bankruptcy Court for the District of New Jersey.
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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office ("PTO") which seek to invalidate all three patents asserted by Bard in the litigation. Our petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final

Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the PTO Board of Appeals and Interferences for all three reexams. The parties completed briefing on the appeals and oral argument was held on June 18, 2015. The Patent Office has issued decisions in the three appeals. In one (issued on March 11, 2016 for US Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947.022) the rejections of all twenty claims under reexamination were affirmed. Bard has since filed Requests for Rehearing in all three reexamination appeals and the Company filed Requests for Rehearing in two of the reexamination appeals (the ‘302 and ‘615 patent reexaminations). Each party has filed comments in Opposition to the other party’s Rehearing Requests, and we are awaiting the PTO determinations in all three reexaminations. The Utah Action has been stayed pending final resolution of the PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, C.R. Bard, Inc. and Bard Peripheral Vascular, Inc. (“Bard”) filed suit in the United States District Court for the District of Delaware claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the “Delaware Action). Bard is seeking unspecified damages and other relief. The patents asserted in the Delaware Action are different than those asserted in the Utah Action. On June 1, 2015, we filed two motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. On January 12, 2016, the court issued a decision denying both motions. We have since served an Answer and Counterclaim to which Bard has served a Reply. On March 10, 2016, the Court held a case management conference, and, on March 14, 2016, the court entered a Scheduling Order which set, inter alia, a Markman hearing for March 10, 2017, a summary judgment hearing for December 8, 2017 and trial for March 12, 2018. The parties have since served various discovery requests on each other; on May 27, 2016 Bard served its Infringement Contentions which identified all the port products accused of infringement; and, on June 24, 2016, we served Invalidity Contentions which detail various grounds for invalidating the three asserted patents. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
Governmental Investigations

LC Beads

In June 2014 we received a subpoena from the U.S. Department of Justice (the “DOJ”) requesting documents in relation to a criminal and civil investigation the DOJ is conducting regarding BTG International, Inc.’s LC Bead® product beginning in 2003.  RITA Medical Systems and AngioDynamics, Inc., after its acquisition of RITA, was the exclusive distributor of LC Beads in the United States from 2006 through December 31, 2011.  We are cooperating fully with this investigation and at this time are unable to predict its scope, duration or outcome. We are unable at this time to reasonably estimate the amount or range of any loss, although it is possible that the amount of such loss could be material. In accordance with ASC 450, "Contingencies," or "ASC 450," no amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in the consolidated financial statements.

EVLT

In April 2015 we received a subpoena from the DOJ requesting documents in relation to a criminal and civil investigation the DOJ is conducting regarding purported promotion of certain of AngioDynamics’ VenaCure EVLT products for un-cleared indications.  We are cooperating fully with this investigation and at this time are unable to predict its scope, duration or outcome. We are unable at this time to reasonably estimate the amount or range of any loss, although it is possible that the amount of such loss could be material. In accordance with ASC 450, "Contingencies," or "ASC 450," no amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in the consolidated financial statements.

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

	Sale Price
	High	Low
Year ended May 31, 2016
Fourth Quarter	$12.72	$10.76
Third Quarter	$12.70	$10.02
Second Quarter	$14.87	$11.24
First Quarter	$16.80	$14.31

	Sale Price
	High	Low
Year ended May 31, 2015
Fourth Quarter	$18.89	$15.54
Third Quarter	$19.72	$17.29
Second Quarter	$17.85	$13.29
First Quarter	$16.60	$13.80
As of July 22, 2016, there were 202 holders of record of our common stock.
Dividends
We did not declare any cash dividends on our common stock during our last three fiscal years. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.
Performance Graph
The graph below matches AngioDynamics, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the RDG SmallCap Medical Devices index, and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from May 31, 2011 to May 31, 2016. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among AngioDynamics, Inc., the NASDAQ Composite Index,
the NASDAQ Medical Equipment Index and the RDG SmallCap Medical Devices Index

$250
$200
$150
$100
$50
$0
5/11
8/11
11/11
2/12
5/12
8/12
11/12
2/13
5/13
8/13
11/13
2/14
5/14
8/14
11/14
2/15
5/15
8/15
11/15
2/16
5/16
AngioDynamics, Inc.
NASDAQ Composite
NASDAQ Medical Equipment
RDG SmallCap Medical Devices

*$100 invested on 5/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending May 31.

Item 6.	Selected Financial Data.
You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.
The consolidated statements of operations data for the fiscal years ended May 31, 2016, May 31, 2015, and May 31, 2014, and the consolidated balance sheet data as of May 31, 2016 and May 31, 2015, are derived from the consolidated financial statements that are included elsewhere in this annual report on Form 10-K. The consolidated statements of operations data for the fiscal years ended May 31, 2013 and May 31, 2012, and the consolidated balance sheet data as of May 31, 2014, May 31, 2013 and May 31, 2012, are derived from our audited consolidated financial statements not included in this annual report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note N of “Notes to Consolidated Financial Statements” for a description of the method that we used to compute our historical basic and diluted net income per share attributable to common stockholders.
We made adjustments to correct immaterial errors within this selected financial data. For a detailed explanation of these adjustments, please refer to Note R, "Immaterial Error Corrections".

	Year ended
	(Amounts in thousands, except per share information)
	May 31, 2016	May 31, 2015	May 31, 2014	May 31, 2013	May 31, 2012
Consolidated Statements of Operations Data:
Net sales	$353,890	$356,534	$354,425	$341,916	$221,917
Gross profit	174,316	175,796	180,174	168,514	125,309
Operating expenses
Research and development	25,053	26,594	28,124	26,091	20,511
Sales and marketing	84,723	83,220	85,305	77,564	65,757
General and administrative	29,603	29,162	26,902	26,035	19,033
Amortization of intangibles	17,964	17,966	16,562	16,599	9,393
Change in fair value of contingent consideration	948	(8,096)	(1,908)	1,583	—
Acquisition, restructuring and other items, net (a)	12,591	26,257	10,873	13,800	15,859
Medical device excise tax	2,416	4,142	3,829	1,600	—
Total operating expenses	173,298	179,245	169,687	163,272	130,553
Operating income (loss)	1,018	(3,449)	10,487	5,242	(5,244)
Total other (expenses) income, net	(4,271)	(4,682)	(5,301)	(6,579)	(409)
Net income (loss)	$(43,590)	$(3,388)	$2,347	$(1,051)	$(5,331)
Earnings (loss) per share
Basic	$(1.21)	$(0.09)	$0.07	$(0.03)	$(0.21)
Diluted	$(1.21)	$(0.09)	$0.07	$(0.03)	$(0.21)

(a)
Acquisition, restructuring and other items, net consists of fixed and long-term asset impairments, intangible impairments, cost associated with litigation, recalls, the operational excellence program and other miscellaneous items.

	As of
	(Amounts in thousands)
	May 31, 2016	May 31, 2015	May 31, 2014	May 31, 2013	May 31, 2012
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$33,986	$20,080	$17,914	$23,955	$40,309
Working capital	79,527	90,283	81,071	71,643	99,068
Total assets	727,063	773,058	798,576	790,561	719,903
Total debt	121,410	137,660	142,660	142,500	150,000
Contingent consideration	38,275	47,384	67,231	75,049	—
Total long-term liabilities	153,108	167,444	195,750	201,317	142,827
Total stockholders’ equity	507,228	545,099	536,885	526,324	523,306

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following information should be read together with the audited consolidated financial statements and the notes thereto and other information included elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

This annual report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, acquisitions, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from our expectations. Factors that may affect the actual results include, without limitation, our ability to develop our existing and new products, future actions by the FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, the loss of any of our key customers or reduction in the purchase of our products by any such customers, and our ability to integrate acquired businesses as well as the risk factors listed in Part I, Item 1A of this annual report on Form 10-K.

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

Our sales and profitability growth depends, in part, on the introduction of new and innovative products, together with ongoing enhancements to our existing products. Expansions to our product offerings are created through internal product development, technology licensing and strategic alliances. In recent years we have acquired or developed, and launched several new products, including the AngioVac cannula and circuit, the BioFlo family of products, NanoKnife and the Acculis microwave system, which are all expected to be growth drivers of our business. We recognize the importance of, and intend to continue to make investments in, research and development activities and business development opportunities.

We sell our products in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. We expect our international business to grow in both sales and profit through geographic expansion, market penetration, and increasing our direct presence.

Our ability to further increase our profitability will depend in part on improving gross profit and operating margins. A portion of improved gross margin we expect to deliver through the acquisition, development and sale of innovative products, such as those mentioned above. Additionally, we have an active company-wide operational excellence program designed to create manufacturing efficiencies and drive improved business performance. Further, we anticipate being able to manage increases in our operating expenses at a rate slower than our sales growth to provide further operating margin expansion.

Recent Developments

On March 31, 2016, Joseph DeVivo, former President and Chief Executive Officer, decided to pursue other interests outside of the Company and on April 4, 2016, James C. Clemmer was appointed as the new President and Chief Executive Officer. As part of the separation agreement with Joseph DeVivo, his stock options, restricted stock units and performance shares will continue to vest for one year.

On November 3, 2015, Mark Frost resigned as Executive Vice President and Chief Financial Officer (CFO). Michael Trimarchi, Vice President and Global Controller, assumed the responsibilities as principal accounting officer of the Company and interim CFO until his resignation on May 13, 2016. On July 22, 2016, Michael Greiner was appointed Executive Vice President and Chief Financial Officer of the Company, effective August 16, 2016. On July 27, 2016, Peter J. Kish was designated as the principal financial officer and principal accounting officer of the Company by the Board of Directors of the Company. Mr. Kish will serve in this role until Mr. Greiner begins his service as Chief Financial Officer on August 16, 2016.

On December 18, 2015, President Obama signed into law H.R. 2029, the “Consolidated Appropriations Act, 2016”, which includes a two-year moratorium on the medical device excise tax, effective January 1, 2016.  The 2.3 percent tax on sales of medical devices (except certain devices sold at retail) was enacted as part of the Affordable Care Act in 2010 and applied to device sales beginning on January 1, 2013.  Absent further legislative action, the tax will be automatically reinstated for medical device sales starting on January 1, 2018. As presented on our Consolidated Condensed Statement of Operations we have incurred $12.0 million cumulatively since the enactment of the tax on January 1, 2013 through the May 31, 2016.  In the absence of this tax, the Company will seek opportunities to further invest in growth drivers to create long-term shareholder value.

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

During the quarter ended May 31, 2016, we made the decision to discontinue the Celerity tip location and navigation product line. The discontinuance of the product line was the result of performance and quality issues with the product and a strategic shift to focus on other product within the Vascular Access business. We recorded a write-off of approximately $5.8 million of inventory and $0.1 million of hardware assets during the fourth quarter.
During the quarter ended May 31, 2016 we entered into an agreement with Merz North America where we became the exclusive sub-distributor of ASCLERA in the vein market in the United States and received the Merz customer list for the designated market territory. As part of the agreement we receive a personal, non-exclusive, non-transferable, non-assignable, non-sub licensable, license to use the trademarks, service marks and trades names from Merz. As a result of this agreement we recorded $3.3 million of intangible assets for the exclusive distribution rights and customer lists obtained. The Asclera product is the replacement for Sotradecol.
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

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the SEC’s authoritative guidance on revenue recognition which requires that four criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Decisions relative to criterion (iii) regarding collectability are based upon our judgments, as discussed under “Accounts Receivable” in Note A, and should conditions change in the future and cause us to determine this criterion is not met; our results of operations may be affected. We recognize revenue, net of sales taxes assessed by any governmental authority, as products are shipped, based on F.O.B. shipping point terms when title and risk of loss passes to customers. We negotiate shipping and credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved by us and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least 12 months remaining prior to its expiration date. Charges for discounts, returns, rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the revenue is recorded. The accrual for product returns, discounts and other allowances is based on the company’s history.

Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where it is more-likely-than-not these will not be recovered, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of operations.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. Fiscal years 2012 through 2016 remain open to examination by the various tax authorities. New York State is currently auditing AngioDynamic’s franchise tax filings for 2011 through 2013, and we do not anticipate any material adjustments will result. We analyzed filing positions in all of the Federal and state jurisdictions where we are required to file income taxes, as well as all open tax years in these jurisdictions and believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments will result in a material adverse effect on our financial condition, results of operations or cash flows.

Acquisitions and Contingent Consideration

In a business combination, the acquisition method of accounting requires that the identifiable assets acquired and liabilities assumed be measured at their fair value, with goodwill being the excess value of consideration paid over the fair value of the net identifiable assets acquired. IP R&D is capitalized and recorded as an indefinite-lived intangible asset at the acquisition date, contingent consideration is recorded at fair value at the acquisition date, and transaction costs are expensed as incurred. When the company acquires net assets that are not accounted for as a business combination, no goodwill is recognized.

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

Goodwill and Intangible Assets

Intangible assets other than goodwill, indefinite lived intangible assets and IP R&D are amortized over their estimated useful lives, which range between three and twenty years, on either a straight-line basis over the expected period of benefit or as revenues are earned from the sales of the related products. We periodically review the estimated useful lives of our intangible assets and review such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Our determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

Acquired IP R&D is not amortized until completion and development of the project, at which time the IP R&D becomes an amortizable asset with an appropriate useful life and an amortization method is determined. If the related project is not completed in a timely manner or the project is terminated or abandoned, we may have an impairment related to the IP R&D, calculated as the excess of the asset’s carrying value over its fair value.

Our policy defines IP R&D as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IP R&D requires us to make significant estimates. The amount of the purchase price allocated to IP R&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. These methodologies include consideration of the risk of the project not achieving commercial feasibility.

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

Results of Operations for the years ended May 31, 2016 and 2015

For the fiscal year ended May 31, 2016, we reported a net loss of $(43.6) million, or $(1.21) loss per diluted share, on net sales of $353.9 million compared to a fiscal 2015 net loss of $(3.4) million, or $(0.09) loss per diluted share, on net sales of $356.5 million.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the year ended May 31, 2016 and 2015 were:

	For the years ended May 31,
	2016	2015	% Growth	Currency Impact (Pos) Neg	Constant Currency Growth
Net Sales by Product Category
Peripheral Vascular	$202,780	$192,713	5%
Vascular Access	99,375	107,754	-8%
Oncology/Surgery	48,895	51,890	-6%
Total Excluding Supply Agreement	351,050	352,357	0%	0%	0%
Supply Agreement	2,840	4,177	-32%	0%	-32%
Total	$353,890	$356,534	-1%	1%	0%

Net Sales by Geography
United States	$283,519	$280,611	1%	0%	1%
International	67,531	71,746	-6%	4%	-2%
Supply Agreement	2,840	4,177	-32%	0%	-32%
Total	$353,890	$356,534	-1%	1%	0%

For year ended May 31, 2016, net sales decreased $(2.6) million to $353.9 million compared to the year ended May 31, 2015. As shown in the table above, while consolidated net sales decreased by 1%, excluding the planned reduction in sales under our supply agreement and the negative impact from fluctuations in currency exchange rates, our sales were flat year over year. The decline in net sales from vascular access and oncology surgery was partially offset by 5% year over year growth in our peripheral vascular franchise. Our international sales were significantly impacted by unfavorable movement in currency exchange rates, particularly the Euro, British pound and Canadian dollar.

Peripheral Vascular sales increased $10.1 million primarily attributable to increased sales of AngioVac, Core and Venus products. While Vascular Access sales decreased $8.4 million primarily in our non-BioFlo businesses, our BioFlo line of products continued to gain traction in the marketplace. Oncology/Surgery sales decreased $3.0 million primarily due to fewer capital sales across all product lines compared to prior year. This was partially offset by increases in the sales of disposables in our Microwave and NanoKnife product lines.

U.S. sales increased $2.9 million due to growth in the Peripheral Vascular products, offset by a reduction in Vascular Access and Oncology/Surgery sales. While total US Vascular Access sales declined by $6.2 million overall, we saw growth in our U.S. BioFlo product lines of 18% year over year. U.S. Oncology/Surgery declined by $1.6 million, driven primarily through lower capital sales offset by growth in disposables. International sales decreased 2% on a constant-currency basis, due to a decline in Thermal Ablation and in the Vascular Access product lines.

Our supply agreement arrangement, which we do not include in either the U.S. or International geographic sales, declined by $1.3 million as we continue to wind down that relationship.

Gross Profit, Operating expenses, and Other income (expense)

	For the year ended May 31,
	2016	2015	% Change
Gross profit	$174.3	$175.8	-0.9%
Gross profit % of sales	49.3%	49.3%
Research and development	$25.1	$26.6	-5.6%
% of sales	7.1%	7.5%
Selling and marketing	$84.7	$83.2	1.8%
% of sales	23.9%	23.3%
General and administrative	$29.6	$29.2	1.4%
% of sales	8.4%	8.2%
Medical device excise tax	$2.4	$4.1	-41.5%
% of sales	0.7%	1.2%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. The $(1.5) million decrease compared to 2015 is primarily attributable to a $5.9 million charge related to the write-off of Celerity inventory on hand and hardware assets after the business decision to no longer pursue the Celerity Navigation project. The prior year gross profit included a $4.8 million charge related to the voluntary Morpheus recall.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs. The decrease in R&D costs for the year ended May 31, 2016 is due to reductions in project spend and restructuring. As a percentage of net sales, R&D expenses were 7.1% for fiscal 2016, compared to 7.5% for fiscal 2015.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. Increases in S&M expense for the year ended May 31, 2016 is the result of investments made in the US sales force focused around retention and improved sales performance along with an increase in credit card fees. As a percentage of net sales, S&M expenses were 23.9% for fiscal 2016 compared to 23.3% for fiscal 2015.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. Increases in G&A expenses for the year ended May 31, 2016 are primarily the result of increased legal and audit fees.

Medical device excise tax - Medical device excise tax is assessed on our U.S. product sales subject to exclusions and adjustments. The decrease as compared to the prior year is attributable to the suspension of the medical device excise tax as of January 1, 2016.

	For the year ended May 31,
	2016	2015	$ Change
Amortization of intangibles	$18.0	$18.0	$—
Change in fair value of contingent consideration	$0.9	$(8.1)	$9.0
Acquisition, restructuring and other items, net	$12.6	$26.3	$(13.7)
Other expense	$(4.3)	$(4.7)	$0.4

Amortization of intangibles - Amortization of intangibles for the year ended May 31, 2016 increased primarily related to intangible asset amortization associated with the Merz intangibles acquired as part of the agreement that was entered into in Q4 2016.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration. The decrease from the prior year is due to a $10.5 million gain recognized as a result of reducing the estimated present value of future payments due on earn-outs in the prior year compared to $1 million in gains in 2016. These gains were partially offset in each period by amortization of the present value discount on the contingent liabilities.

Acquisition, restructuring and other items, net - Expense for fiscal 2016 consists of $7.5 million of litigation expense, $2.5 million of M&A related expenses, $1.9 million of severance, $0.7 million of a gain related to the modification of stock based compensation awards for the former CEO and $1.0 million of accelerated depreciation associated with our operational excellence program, and other miscellaneous items.

Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs. The increase in other expenses was primarily related to foreign currency losses.

	For year ended May 31,
	2016	2015
Income tax expense (benefit)	$40.3	$(4.7)
Effective tax rate including discrete items	(1,240)%	58%

Income tax provision (benefit) - Our effective tax rate was (1,240)% for fiscal 2016 compared with 58% for the prior year. The current year rate reflects expense of $40.4 million related to a full valuation allowance on our US net deferred tax assets. The prior year rate reflects the benefit of $9.2 million nontaxable adjustment to the contingent liabilities related to Vortex Medical and Clinical Devices, and a seven month benefit from the R&D tax credit that expired on December 31, 2014, offset by non-deductible interest expense related to contingent payments, true-ups of our fiscal year 2014 US income tax returns and the impact of the elimination of the ASC 718 APIC pool.

At May 31, 2016, we had a net deferred tax liability of $21.7 million, after recording a valuation allowance of $42.2 million.  The increase in the valuation allowance was $40.4 million.

While the net deferred tax asset at May 31, 2016 before the valuation allowance was $19.9 million, the Company was required to record a valuation allowance of $40.4 million due to deferred tax liabilities related to intangibles of $20.5 million that have an indefinite reversal period and can not be used to support the deferred tax asset.

A valuation allowance is provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s analysis of the need for a valuation allowance considered that the Company has incurred a cumulative loss in the U.S. over the three year period ending May 31, 2016. A majority of the cumulative loss has been caused by the charges associated with the product recall and discontinuance and the impairment of fixed and intangible assets recorded in the quarter end February 28, 2015,  From the time when the Company initially incurred a three year cumulative loss in the quarter ended February 28, 2015, and in each subsequent quarter through the quarter ended February 28, 2016, the Company could still demonstrate a recent history of core earnings , and had anticipated a return to profitability for the full fiscal year 2016. However, in the quarter ended May 31, 2016 the Company did not return to profitability for the full fiscal year and could no longer demonstrate a recent history of core earnings.   Consequently after careful consideration and weighing of all the available positive and negative evidence, the weight given to the three year cumulative loss and lack of a recent history of core earnings was difficult to overcome and a full valuation allowance related to the U.S. deferred tax assets was established. Management will continue to reevaluate the positive and negative evidence at each reporting period and if future results as projected in the U.S. and our tax planning strategies are favorable, the valuation allowance may be removed, which could have a favorable material impact on our results of operations in the period in which it is recorded.

Results of Operations for the years ended May 31, 2015 and 2014

For the fiscal year ended May 31, 2015, we reported net loss of $(3.4) million, or $(0.09) loss per basic and diluted common share, on net sales of $356.5 million compared to a fiscal 2014 net income of $2.3 million, or $0.07 per basic and diluted common share, on net sales of $354.4 million.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the year ended May 31, 2015 and 2014 were:

	For the years ended May 31,
	2015	2014	% Growth	Currency Impact (Pos) Neg	Constant Currency Growth
Net Sales by Product Category
Peripheral Vascular	$192,713	$192,626	0%
Vascular Access	107,754	106,394	1%
Oncology/Surgery	51,890	49,360	5%
Total Excluding Supply Agreement	352,357	348,380	1%	1%	2%
Supply Agreement	4,177	6,045	-31%	0%	-31%
Total	$356,534	$354,425	1%	0%	1%

Net Sales by Geography
United States	$280,611	$280,161	0%	0%	0%
International	71,746	68,219	5%	4%	9%
Supply Agreement	4,177	6,045	-31%	0%	-31%
Total	$356,534	$354,425	1%	0%	1%

For year ended May 31, 2015, net sales increased $2.1 million to $356.5 million compared to the year ended May 31, 2014. As shown in the table above, while consolidated net sales increased by 1%, excluding the planned reduction in sales under our supply agreement and a negative impact from fluctuations in currency exchange rates, our sales increased 2% year over year. Growth was driven by our international business, which grew 9% excluding the negative impact of currency. Sales were significantly impacted by unfavorable movement in currency exchange rates, particularly the Euro, British pound and Canadian dollar, with the remainder of the changes as compared to the prior year driven by volume.

From a product line perspective, Peripheral Vascular sales increased $0.1 million primarily attributable to increased sales of AngioVac and Fluid Management products, offset by declines in our venous business and a negative impact of currency rate movements noted above. Vascular access sales increased $1.4 million as our BioFlo line of products continued to gain traction in the marketplace, offset by the voluntary recall and discontinuance of our Morpheus product line in the third fiscal quarter. Oncology/Surgery sales increased $2.5 million primarily due to the performance of NanoKnife products, particularly in the international markets.

From a geographic perspective, U.S. sales increased $0.5 million due to growth in the Peripheral Vascular and Vascular Access products, offset by a reduction in Oncology/Surgery sales. While total U.S. Oncology/Surgery declined by $0.9 million, our U.S. NanoKnife sales growth exceeded 10%. International sales increased 9% on a constant-currency basis, with the largest driver being NanoKnife.

Our supply agreement arrangement, which we do not include in either the U.S. or International geographic sales, declined by $1.9 million as we continue to wind down that relationship.

Gross Profit, Operating expenses, and Other income (expense)

	For the year ended May 31,
	2015	2014	% Change
Gross profit	$175.8	$180.2	-2.4%
Gross profit % of sales	49.3%	50.8%
Research and development	$26.6	$28.1	-5.3%
% of sales	7.5%	7.9%
Selling and marketing	$83.2	$85.3	-2.5%
% of sales	23.3%	24.1%
General and administrative	$29.2	$26.9	8.6%
% of sales	8.2%	7.6%
Medical device excise tax	$4.1	$3.8	7.9%
% of sales	1.2%	1.1%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. The $4.4 million decrease compared to 2014 is mostly attributable to a $4.8 million charge related to Morpheus PICC inventory on hand at the time of the product discontinuance. Further decreases were the result of currency exchange fluctuations which negatively impacted our sales with minimal reduction to our cost of sales. These headwinds were partially offset by product cost reductions generated by our active Operational Excellence program and favorable shifts in product mix.

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

	For the year ended May 31,
	2015	2014	$ Change
Amortization of intangibles	$18.0	$16.6	$1.4
Change in fair value of contingent consideration	$(8.1)	$(1.9)	$(6.2)
Acquisition, restructuring and other items, net	$26.3	$10.9	$15.4
Other expense	$(4.7)	$(5.3)	$0.6

Amortization of intangibles - Amortization of intangibles for the year ended May 31, 2015 increased primarily related to intangible asset amortization associated with our AngioVac technologies.

Change in fair value of contingent consideration - represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration. Fiscal 2015 included $10.5 million in gains recognized as a result of reducing the estimated present value of future payments due on earn-outs. These gains were partially offset in each period by amortization of the present value discount on the contingent liabilities.

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

Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs. Expenses were consistent year over year in amount and composition.

	For year ended May 31,
	2015	2014
Income tax expense (benefit)	$(4.7)	$2.8
Effective tax rate including discrete items	58%	54%

Income tax provision (benefit) - Our effective tax rate was 58% for fiscal 2015 compared with 54% for the prior year. The current year rate reflects the benefit of the $9.2 million nontaxable adjustment to the contingent liabilities related to Vortex Medical and Clinical Devices, and a seven month benefit from the R&D tax credit that expired on December 31, 2014, offset by non-deductible interest expense related to contingent payments, true-ups of our fiscal year 2014 US income tax returns and the impact of the elimination of the ASC 718 APIC pool. The prior year rate reflects the benefit of the $5.0 million nontaxable adjustment to the contingent liability related to Vortex Medical, Inc., offset by the impact of a New York State tax law change that resulted in a $1.2 million net write off of tax assets, non-deductible interest expense related to contingent payments, a seven month benefit from the R&D tax credit that expired on December 31, 2013, true ups of our fiscal year 2013 US income tax returns and the impact of the elimination of the ASC 718 APIC pool.

Liquidity and Capital Resources
Our cash and cash equivalents totaled $32.3 million as of May 31, 2016, compared with $18.4 million as of May 31, 2015. Marketable securities totaled $1.7 million and $1.7 million as of years ended May 31, 2016 and May 31, 2015, respectively, and consist of auction rate securities. As of May 31, 2016, total debt was $121.4 million comprised of a term loan and revolving credit facility. The fair value of contingent consideration payments as of May 31, 2016 was $38.3 million.

The table below summarizes our cash flows for the years ended May 31, 2016, 2015 and 2014:

	For the year ended May 31,
	2016	2015	2014
Cash provided by (used in):
Operating activities	$45,216	$25,685	$24,681
Investing activities	(7,569)	(12,736)	(16,448)
Financing activities	(23,663)	(10,465)	(14,016)
Effect of exchange rate changes on cash and cash equivalents	(42)	(198)	86
Net change in cash and cash equivalents	$13,942	$2,286	$(5,697)

Cash provided by operating activities during the twelve months ended May 31, 2016 and 2015 was primarily the result of net loss adjusted for non-cash items offset by favorable shifts in working capital in 2016 compared to unfavorable shifts in working capital in 2015. In the current year, DSO improvement and inventory management, coupled with reductions in payables and accrued expenses contributed to $12.9 million improvement in operating activities. The $12.9 million improvement includes approximately $4.8 million in non-cash changes to inventory reserves.

The net cash used in investing activities for the current year consisted of $2.3 million in fixed asset additions as a result of the agreement with EmboMedics, $2.0 million in warrant additions and $3.3 million in intangible asset additions related to the Merz Distribution Agreement. The prior year use of cash consisted primarily of $11.4 million in fixed asset additions, a large portion of which is associated with facility investments, and $1.4 million in intangible asset additions.

The net cash used in financing activities is the result of $9.9 million in payments on contingent liabilities and $16.3 million of payments on our credit facility, partially offset by $2.4 million of stock option and ESPP activity proceeds.

We believe that our current cash and investment balances, together with cash generated from operations and our remaining revolving credit facility capacity of $63.6 million as of May 31, 2016, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.
Our contractual obligations as of May 31, 2016 are set forth in the table below (in thousands). We have no variable interest entities or other off-balance sheet obligations.

	Cash Payments Due By Period as of May 31, 2016
	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long term debt and interest	$125,428	$18,369	$107,059	$—	$—
Operating leases(1)	8,884	2,183	5,766	935	—
Purchase obligations(1)	50,949	13,805	28,435	8,709	—
Acquisition-related future obligations (2)	40,844	13,359	10,958	7,737	8,790
Other	1,000	167	501	332	—
	$227,105	$47,883	$152,719	$17,713	$8,790

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

Refer to Note A for Recently issued Accounting Pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our credit facility and investments that could impact our results of operations and financial position.

We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 7% of our sales in fiscal 2016 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other Income (Expenses). Significant non-functional balances include a Euro-denominated contingent liability and accounts receivable due from a sub-section of our international customers.

In June 2012, we entered in an interest rate swap agreement, with an initial notional amount of $100 million, to limit the effect of variability due to interest rates on our debt. The swap agreement, which qualifies for hedge accounting under authoritative guidance, is a contract to exchange floating interest rate payments for fixed interest rate payments of 3.26% of the outstanding balance of loan over the life of the swap agreement without the exchange of the underlying notional amounts. The Swap matured in May 2016. We do not currently engage in any other hedging or market risk management tools.

On September 19, 2013, we entered into a Credit Agreement (the "Credit Agreement") which provides for a $100 million senior secured term loan facility (“ Term Loan") and a $100 million senior secured revolving credit facility (the “Revolving Facility", and together with the Term Loan, the "Facilities"). Interest on both the Term Loan and Revolver is based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.50% to 2.25% respectively. In the event of default, the interest rate may be increased by 2.0%. Changes in the interest rate would not be material.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of May 31, 2016.

The effectiveness of our internal control over financial reporting as of May 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting for the fiscal quarter ended May 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Part III
Certain information required by Part III is omitted from this annual report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year end pursuant to Regulation 14A (the “Proxy Statement”) for our annual meeting of Stockholders, currently scheduled for October 2016. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AngioDynamics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of AngioDynamics, Inc. and its subsidiaries (the Company) at May 31, 2016 and May 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of deferred taxes in the consolidated balance sheets due to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
August 1, 2016

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended
	May 31, 2016	May 31, 2015	May 31, 2014
Net sales	$353,890	$356,534	$354,425
Cost of sales	179,574	180,738	174,251
Gross profit	174,316	175,796	180,174
Operating expenses
Research and development	25,053	26,594	28,124
Sales and marketing	84,723	83,220	85,305
General and administrative	29,603	29,162	26,902
Amortization of intangibles	17,964	17,966	16,562
Change in fair value of contingent consideration	948	(8,096)	(1,908)
Acquisition, restructuring and other items, net	12,591	26,257	10,873
Medical device excise tax	2,416	4,142	3,829
Total operating expenses	173,298	179,245	169,687
Operating income (loss)	1,018	(3,449)	10,487
Other (expenses) income
Interest income	11	4	—
Interest expense	(3,396)	(3,197)	(3,656)
Other expense	(886)	(1,489)	(1,645)
Total other expenses, net	(4,271)	(4,682)	(5,301)
Income (loss) before income tax expense (benefit)	(3,253)	(8,131)	5,186
Income tax expense (benefit)	40,337	(4,743)	2,839
Net income (loss)	$(43,590)	$(3,388)	$2,347
Earnings (loss) per share
Basic	$(1.21)	$(0.09)	$0.07
Diluted	$(1.21)	$(0.09)	$0.07
Weighted average shares outstanding
Basic	36,161	35,683	35,136
Diluted	36,161	35,683	35,440

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended
	May 31, 2016	May 31, 2015	May 31, 2014
Net income (loss)	$(43,590)	$(3,388)	$2,347
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on marketable securities	(11)	(120)	(16)
Unrealized gain (loss) on interest rate swap	257	296	(32)
Foreign currency translation gain (loss)	(112)	(264)	442
Other comprehensive income (loss), before tax	134	(88)	394
Income tax benefit (expense) related to items of other comprehensive income (loss)	(92)	(64)	18
Other comprehensive income (loss), net of tax	42	(152)	412
Total comprehensive income (loss), net of tax	$(43,548)	$(3,540)	$2,759

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31, 2016	May 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$32,333	$18,391
Marketable securities, at fair value	1,653	1,689
Accounts receivable, net of allowances of $4,372 and $3,043, respectively	52,867	58,428
Inventories	55,370	67,388
Prepaid income taxes	788	770
Prepaid expenses and other	3,243	4,132
Total current assets	146,254	150,798
Property, Plant and Equipment, net	48,284	54,450
Other Assets	4,696	5,398
Intangible Assets, net	166,577	181,652
Goodwill	361,252	361,252
Deferred Income Taxes, long term	—	19,508
Total Assets	$727,063	$773,058
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$15,616	$23,048
Accrued liabilities	21,896	18,109
Income taxes payable	46	439
Current portion of long-term debt	16,250	8,750
Current portion of contingent consideration	12,919	9,969
Other current liabilities	—	200
Total current liabilities	66,727	60,515
Long-term Debt, net of current portion	105,160	128,910
Deferred Income Taxes, long term	21,684	1,119
Contingent Consideration, net of current portion	25,356	37,415
Other Long Term Liabilities	908	—
Total Liabilities	219,835	227,959
Commitments and Contingencies (Note O)
Stockholders’ Equity
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 75,000,000 shares authorized; 36,420,403 and 36,043,725 shares issued and 36,278,098 and 35,901,420 shares outstanding at May 31, 2016 and May 31, 2015, respectively	363	360
Additional paid-in capital	525,775	520,101
Retained earnings	(16,015)	27,575
Treasury stock, 142,305 shares, at cost	(2,104)	(2,104)
Accumulated other comprehensive loss	(791)	(833)
Total Stockholders' Equity	507,228	545,099
Total Liabilities and Stockholders' Equity	$727,063	$773,058

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended May 31, 2016, May 31, 2015 and May 31, 2014
(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at May 31, 2013	35,060,351	$351	$500,554	$28,616	$(1,093)	(142,305)	$(2,104)	$526,324
Net loss				2,347				2,347
Exercise of stock options	105,676		1,085					1,085
Tax effect of exercise of stock options			(146)					(146)
Issuance of restricted shares, net	129,702	1	(1,358)					(1,357)
Purchase of common stock under Employee Stock Purchase Plan	146,275	1	2,717					2,718
Stock-based compensation			5,502					5,502
Other comprehensive income (loss), net of tax					412			412
Balance at May 31, 2014	35,442,004	$353	$508,354	$30,963	$(681)	(142,305)	$(2,104)	$536,885
Net income				(3,388)				(3,388)
Exercise of stock options	341,446	3	4,335					4,338
Tax effect of exercise of stock options								—
Issuance of restricted shares, net	141,274	2	—					2
Purchase of common stock under Employee Stock Purchase Plan	119,001	2	1,414					1,416
Stock-based compensation			5,998					5,998
Other comprehensive income (loss), net of tax					(152)			(152)
Balance at May 31, 2015	36,043,725	$360	$520,101	$27,575	$(833)	(142,305)	$(2,104)	$545,099
Net loss				(43,590)				(43,590)
Exercise of stock options	101,040	1	1,296					1,297
Tax effect of exercise of stock options								—
Issuance of restricted shares, net	137,681	1	(332)					(331)
Purchase of common stock under Employee Stock Purchase Plan	137,957	1	1,470					1,471
Stock-based compensation			3,240					3,240
Other comprehensive income (loss), net of tax					42			42
Balance at May 31, 2016	36,420,403	$363	$525,775	$(16,015)	$(791)	(142,305)	$(2,104)	$507,228

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended
	May 31, 2016	May 31, 2015	May 31, 2014
Cash flows from operating activities:
Net income (loss)	$(43,590)	$(3,388)	$2,347
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,115	29,861	28,329
Amortization of acquired inventory basis step-up	—	—	150
Tax effect of exercise of stock options and issuance of performance shares	—	—	(146)
Deferred income tax provision	39,983	(5,123)	2,716
Stock based compensation	3,240	5,998	5,502
Changes in accounts receivable allowances	2,377	1,448	465
Change in fair value of contingent consideration	948	(8,096)	(1,908)
Loss on impairment/disposal of long-term assets	806	9,381	—
Loss on impairment of intangible assets	384	6,400	—
Other	90	181	130
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,131	2,095	(14,786)
Inventories	11,976	(5,648)	(6,114)
Prepaid expenses and other	712	(1,170)	1,208
Accounts payable and accrued liabilities	(2,956)	(6,254)	6,788
Net cash provided by operating activities	45,216	25,685	24,681
Cash flows from investing activities:
Additions to property, plant and equipment	(2,326)	(11,383)	(11,172)
Acquisition of businesses, net of cash acquired	—	—	(4,169)
Acquisition of intangible assets	(3,268)	(1,353)	(1,435)
Acquisition of warrants	(2,000)	—	—
Purchases of marketable securities	—	—	(25)
Proceeds from sale or maturity of marketable securities	25	—	353
Net cash used in investing activities	(7,569)	(12,736)	(16,448)
Cash flows from financing activities:
Repayment of long-term debt	(16,250)	(20,000)	(146,250)
Proceeds from issuance of and borrowings on long-term debt	—	15,000	146,410
Proceeds from exercise of stock options and ESPP	2,437	5,757	2,444
Payment of acquisition related contingent consideration	(9,850)	(11,222)	(15,943)
Deferred financing costs on long-term debt	—	—	(677)
Net cash used in financing activities	(23,663)	(10,465)	(14,016)
Effect of exchange rate changes on cash and cash equivalents	(42)	(198)	86
Increase (decrease) in cash and cash equivalents	13,942	2,286	(5,697)
Cash and cash equivalents at beginning of year	18,391	16,105	21,802
Cash and cash equivalents at end of year	$32,333	$18,391	$16,105

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Years ended
	May 31, 2016	May 31, 2015	May 31, 2014
Supplemental disclosures of cash flow information:
Supplemental disclosure of non-cash operating, investing and financing activities:
Contractual obligations for acquisition of fixed assets	$75	$140	$4,970
Contractual obligations for acquisition of intangibles and business	—	—	2,249
Contractual obligations for tax basis adjustment	—	779	—
Cash paid during the period for:
Interest	$3,063	$3,151	$3,591
Income taxes	332	699	182

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
3. Marketable Securities
Marketable securities, which include auction rate investments, are classified as “available-for-sale securities” and are reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. As of May 31, 2016 and 2015, we had $1.7 million and $1.7 million, respectively, in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities.
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
7. Goodwill and Intangible Assets
Intangible assets other than goodwill and acquired IP R&D are amortized over their estimated useful lives, which range between two and eighteen years, on either a straight-line basis over the expected period of benefit or as revenues are earned from the sales of the related products. We periodically review the estimated useful lives of our intangible assets and review such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets is not recoverable. Our determination of impairment is based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
Acquired IP R&D has an indefinite life and is not amortized until completion of the development of the project, at which time the IP R&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, we may have an impairment related to the IP R&D, calculated as the excess of the asset’s carrying value over its fair value.
Our policy defines IP R&D as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IP R&D requires us to make significant estimates. The amount of the purchase price allocated to IP R&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. These methodologies include consideration of the risk of the project not achieving commercial feasibility.
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
8. Contingent Consideration

The fair value of the liability for contingent consideration recorded on the acquisition date for a business combination is based on probability weighted estimated cash flow streams, discounted back to present value using a discount rate determined in accordance with accepted valuation methods. The liability for contingent consideration is remeasured to fair value at each reporting period with changes recorded in earnings until the contingency is resolved.

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
11. Income Taxes

In preparing our financial statements, we calculate income tax expense for each jurisdiction in which we operate. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income and capital gains. Where it is more-likely-than-not these will not be recovered, we estimate a valuation allowance and record a corresponding additional tax expense in our statement of operations.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. Fiscal years 2012 through 2016 remain open to examination by the various tax authorities. New York State is currently auditing AngioDynamic’s franchise tax filings for 2011 through 2013, and we do not anticipate any material adjustments will result. We analyzed filing positions in all of the Federal and state jurisdictions where we are required to file income taxes, as well as all open tax years in these jurisdictions and believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments will result in a material adverse effect on our financial condition, results of operations or cash flows.
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

14. Recent Events

On March 31, 2016, Joseph DeVivo, former President and Chief Executive Officer, decided to pursue other interests outside of the Company and on April 4, 2016, James C. Clemmer was appointed as the new President and Chief Executive Officer. As part of the separation agreement with Joseph DeVivo, his stock options, restricted stock units and performance shares will continue to vest for one year.

On November 3, 2015, Mark Frost resigned as Executive Vice President and Chief Financial Officer (CFO). Michael Trimarchi, Vice President and Global Controller, assumed the responsibilities as principal accounting officer of the Company and interim CFO until his resignation on May 13, 2016. On July 22, 2016, Michael Greiner was appointed Executive Vice President and Chief Financial Officer of the Company, effective August 16, 2016. On July 27, 2016, Peter J. Kish was designated as the principal financial officer and principal accounting officer of the Company by the Board of Directors of the Company. Mr. Kish will serve in this role until Mr. Greiner begins his service as Chief Financial Officer on August 16, 2016.

On December 18, 2015, President Obama signed into law H.R. 2029, the “Consolidated Appropriations Act, 2016”, which includes a two-year moratorium on the medical device excise tax, effective January 1, 2016.  The 2.3 percent tax on sales of medical devices (except certain devices sold at retail) was enacted as part of the Affordable Care Act in 2010 and applied to device sales beginning on January 1, 2013.  Absent further legislative action, the tax will be automatically reinstated for medical device sales starting on January 1, 2018. As presented on our Consolidated Condensed Statement of Operations we have incurred $12.0 million cumulatively since the enactment of the tax on January 1, 2013 through the May 31, 2016.  In the absence of this tax, the company will seek opportunities to further invest in growth drivers to create long-term shareholder value.

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

During the quarter ended May 31, 2016, we made the decision to discontinue the Celerity tip location and navigation product line. The discontinuance of the product line was the result of performance and quality issues with the product and a strategic shift to focus on other product within the Vascular Access business. We recorded a write-off of approximately $5.8 million of inventory and $0.1 million of hardware assets during the fourth quarter.
During the quarter ended May 31, 2016 we entered into an agreement with Merz North America where we became the exclusive sub-distributor of ASCLERA in the vein market in the United States and received the Merz customer list for the designated market territory. As part of the agreement we receive a personal, non-exclusive, non-transferable, non-assignable, non-sub licensable, license to use the trademarks, service marks and trades names from Merz. As a result of this agreement we recorded $3.3 million of intangible assets for the exclusive distribution rights and the customer lists obtained. The Asclera product is the replacement for Sotradecol.
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

During the fourth quarter of our fiscal year ended May 31, 2014, we received Certificate to Foreign Governments ("CFGs") from the FDA covering all Vascular Access and Peripheral Vascular products manufactured in our Queensbury facility. During the first quarter of our fiscal year ended May 31, 2016, we received CFGs for our NanoKnife product.

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

On November 17, 2015, we received a letter from the FDA closing out the warning letter we received from FDA in January 2011 regarding certain promotional activities related to the NanoKnife System. On November 25, 2015, we received letters from the FDA closing out the warning letters we received from FDA in May 2011 related to the Company’s Queensbury facility and in November 2014 related to the Company’s Glens Falls facility. These close out letters resolved all outstanding warning letters against the Company.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of the Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, that clarified that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target is met. This ASU is effective for the Company in its first quarter beginning after January 1, 2016 and did not have a material impact on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASC Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes” as part of its simplification initiatives. This update requires deferred tax liabilities and assets to be classified as non-current on the consolidated condensed balance sheet for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted.  An entity can elect to adopt prospectively or retrospectively to all periods presented. This update was applied retrospectively as of November 30, 2015. The current deferred tax asset balance of $4.4 million was classified as a non-current deferred tax asset for the period ended May 31, 2015 in the consolidated condensed balance sheet.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Based Compensation (Topic 718: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies and improves various aspects of ASC 718 for share-based payments, including income tax items and the classification of these items on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 31, 2016 and early application is permitted. The Company is currently in the process of evaluating the impact of ASU 2016-09 on its consolidated financial statements.

NOTE B—OTHER ASSETS

On March 2, 2015, the Company filed an 8-K stating that it executed a non-binding letter of intent to enter into a strategic relationship with privately-held EmboMedics Inc., which develops injectable and resorbable embolic microspheres. On April 9, 2015, the Company entered into a License, Distribution, Manufacturing and Purchase Option Agreement with EmboMedics Inc, subject to certain approvals by EmboMedics shareholders. Under the terms of the agreement, AngioDynamics received an exclusive worldwide license to market and sell, upon regulatory clearances, EmboMedics’ microsphere technology. AngioDynamics has the ability to determine the manufacturing of the products.

On December 7, 2015, AngioDynamics made an initial $2.0 million purchase of non-transferable warrants in a subsidiary of EmboMedics which become exercisable upon a change of control of EmboMedics. The Company does not have significant influence, or control of the subsidiary. This initial investment is recorded at cost and the Company will review for impairment at each balance sheet date. The warrants are not exercisable at the original issue date or the balance sheet date as they only become exercisable upon a change of control, termination of the agreement or delivery of an offer notice. Based on the achievement of certain development activities, the Company will make an additional $5.0 million purchase of non-transferable warrants and an additional $4.0 million in milestone payments based on regulatory approvals. In the future, AngioDynamics could execute an exclusive option to acquire this subsidiary of EmboMedics.

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

Level 3
Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes the auction rate securities where independent pricing information was not able to be obtained and the contingent consideration related to the acquisitions of Vortex, Microsulis and Clinical Devices. Our investments in auction-rate securities were classified as Level 3 as quoted prices were unavailable since these auction rate securities issued by New York state and local government authorities failed auction. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value for contingent considerations for all periods presented. The assumptions used in preparing the DCF model included estimates with respect to the discount rate, amount and timing of future interest and principal payments and forward projections. Assumptions associated with the auction rate securities include the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk.

The following tables provide information by level for assets and liabilities that are measured at fair value (in thousands):

	Fair Value Measurements using inputs considered as:
	Level 1	Level 2	Level 3	Fair Value at May 31, 2016
Financial Assets
Marketable securities
New York State government agency obligations	$—	$—	$1,653	$1,653
Total	—	—	1,653	1,653
Total Financial Assets	$—	$—	$1,653	$1,653
Financial Liabilities
Contingent liability for acquisition earn out	—	—	38,275	38,275
Total Financial Liabilities	$—	$—	$38,275	$38,275

	Fair Value Measurements using inputs considered as:
	Level 1	Level 2	Level 3	Fair Value at May 31, 2015
Financial Assets
Marketable securities
New York State government agency obligations	$—	$—	$1,689	$1,689
Total	—	—	1,689	1,689
Total Financial Assets	$—	$—	$1,689	$1,689
Financial Liabilities
Interest rate swap agreements	$—	$257	$—	$257
Contingent liability for acquisition earn out	—	—	47,384	47,384
Total Financial Liabilities	$—	$257	$47,384	$47,641
There were no transfers in and out of Level 1, 2 and 3 measurements for the years ended May 31, 2016 and 2015.

The components of Level 3 fair value instruments as of May 31, 2016 are shown below (in thousands):

	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs
Balance at May 31, 2015	$1,689	$47,384
Change in fair value of contingent consideration (1)	—	948
Currency (gain) loss from remeasurement	—	43
Fair market value adjustments	(36)	—
Contingent consideration payments	—	(10,100)
Balance at May 31, 2016	$1,653	$38,275

The components of Level 3 fair value instruments as of May 31, 2015 are shown below (in thousands):

	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs
Balance at May 31, 2014	$1,809	$67,331
Change in fair value of contingent consideration (1)	—	(8,196)
Currency (gain) loss from remeasurement	—	(529)
Included in other comprehensive income (loss)	(120)	—
Contingent consideration payments	—	(11,222)
Balance at May 31, 2015	$1,689	$47,384

(1) Change in the fair value of contingent consideration is included in earnings and comprised of changes in estimated earn out payments based on projections of company performance and amortization of the present value discount.
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

The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of May 31, 2016 (in thousands of dollars):

	Fair value at May 31, 2016	Valuation Technique	Unobservable Input	Range
Revenue based payments	$35,325	Discounted cash flow	Discount rate Probability of payment Projected fiscal year of payment	4% 75% - 100% 2017 - 2022
Milestone based payments	2,950	Discounted cash flow	Discount rate Probability of payment Projected fiscal year of payment	16% 75% - 100% 2017
	$38,275
At May 31, 2016, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $40.8 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2017 to 2022 in order for the consideration to be paid.

NOTE D—MARKETABLE SECURITIES AND INVESTMENTS
As of May 31, 2016, marketable securities consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
New York State government agency obligations	$1,800	$—	$(147)	$1,653
	$1,800	$—	$(147)	$1,653
As of May 31, 2015, marketable securities consisted of the following:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sales securities
New York State government agency obligations	$1,825	$—	$(136)	$1,689
	$1,825	$—	$(136)	$1,689
The amortized cost and fair value of marketable securities as of May 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair Value
	(in thousands)
As of May 31, 2016:
Due in one year or less	$—	$—
Due after one through five years	—	—
Due after five through twenty years	1,800	1,653
	$1,800	$1,653

 NOTE E—INVENTORIES
As of May 31, 2016 and 2015, inventories consisted of the following:

	May 31, 2016	May 31, 2015
	(in thousands)
Raw materials	$21,669	$28,040
Work in process	10,700	11,910
Finished goods	23,001	27,438
Total	$55,370	$67,388

Total inventory is reduced to net realizable value by $12.6 million compared to $7.8 million in the prior year. Of the $12.6 million in the current year, $5.8 million relates to the write-off of Celerity.

NOTE F—PREPAID EXPENSES AND OTHER
As of May 31, 2016 and 2015, prepaid expenses and other consisted of the following:

	May 31, 2016	May 31, 2015
	(in thousands)
Deposits	$190	$2,011
Other prepaid taxes	160	165
License fees	108	121
Software licenses	282	667
Trade shows	278	279
Rent	127	77
Other	2,098	812
Total	$3,243	$4,132

NOTE G—PROPERTY, PLANT AND EQUIPMENT, AT COST
As of May 31, 2016 and 2015, property, plant and equipment are summarized as follows:

	May 31, 2016	May 31, 2015
	(in thousands)
Building and building improvements	$39,585	$33,853
Machinery and equipment	24,078	23,626
Computer software and equipment	24,691	24,431
Construction in progress	1,743	7,033
	90,097	88,943
Less accumulated depreciation and amortization	(43,536)	(36,197)
	46,561	52,746
Land and land improvements	1,723	1,704
	$48,284	$54,450
Depreciation expense for fiscal 2016, 2015 and 2014 was $8.2 million, $9.8 million and $8.4 million, respectively. In conjunction with the Operational Excellence Program that was announced in December 2013, we updated the estimated useful lives on certain manufacturing equipment. As a result of the change in the useful life, we recorded additional depreciation of $1.0 million, $1.5 million and $0.8 million for the years ended May 31, 2016, 2015 and 2014, respectively.

NOTE H—GOODWILL AND INTANGIBLE ASSETS
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
We completed our annual goodwill impairment test of our single reporting unit as of December 31, 2015. Our assessment of goodwill impairment indicated that the fair value of our reporting unit exceeded its carrying value and therefore goodwill was not impaired. The fair value of our reporting unit exceeded its carrying value by 9.2%.
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
Even though we determined that there was no goodwill impairment as of December 31, 2015, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2016. We continued to assess impairment through May 31, 2016 and noted no events that would be considered a triggering event.

It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. Events that could, in the future, result in impairment include, but are not limited to, declining sales for a significant product or in a significant geographic region.
As of May 31, 2016 and 2015, intangible assets consisted of the following:

	May 31, 2016
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average useful life
	(in thousands)			(years)
Product technologies	$148,387	$(51,313)	$97,074	10.2
Customer relationships	88,389	(47,133)	41,256	11.9
Trademarks	28,470	(6,242)	22,228	10.7
In process R&D	3,600	—	3,600	Indefinite
Licenses	7,931	(6,716)	1,215	7.6
Distributor relationships	2,150	(946)	1,204	5.2
	$278,927	$(112,350)	$166,577

	May 31, 2015
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
	(in thousands)			(years)
Product technologies	$148,776	$(41,447)	$107,329	10.2
Customer relationships	86,371	(42,813)	43,558	12.0
Trademarks	28,545	(3,383)	25,162	10.7
In process R&D	3,600	—	3,600	Indefinite
Licenses	7,913	(5,910)	2,003	8.3
Distributor relationships	900	(900)	—	3.0
	$276,105	$(94,453)	$181,652
Amortization expense was $18.0 million, $18.0 million and $16.6 million for fiscal 2016, 2015 and 2014, respectively.
Annual amortization of these intangible assets is expected to approximate the following amounts for each of the next five fiscal years (in thousands):

2017	$19,049
2018	$19,903
2019	$22,062
2020	$23,329
2021	$24,370
Adjustments to goodwill for the fiscal year ended May 31, 2016 and May 31, 2015 are as follows (in thousands):

Total
Balance, May 31, 2014	$360,473
Tax basis adjustment	779
Balance, May 31, 2015	$361,252
—
Balance, May 31, 2016	$361,252

During fiscal 2015, goodwill and deferred tax liabilities were adjusted by $0.8 million due to the receipt of a New York State tax grant that was not correctly accounted for as part of purchase accounting in fiscal 2012.  The Company has determined that this adjustment was not material to any current or prior annual or interim periods.

NOTE I-INCOME TAXES

The components of income (loss) before income tax provision for the years ended May 31 are as follows:

	2016	2015	2014
	(in thousands)
(Loss) income before tax provision:
US	$(4,444)	$(8,965)	$4,645
Non-US	1,191	834	541
	$(3,253)	$(8,131)	$5,186

Income tax (benefit) provision analyzed by category and by statement of operations classification for the years ended May 31 is summarized as follows:

	2016	2015	2014
	(in thousands)
Current
Federal	$34	$(242)	$(133)
State and local	103	205	99
Non U.S.	217	417	157
	354	380	123
Deferred	39,983	(5,123)	2,716
Income tax (benefit) provision	$40,337	$(4,743)	$2,839

The significant components of deferred income tax (benefit) expense from operations for the years ended May 31 consist of the following:

	2016	2015	2014
	(in thousands)
Net effect of temporary differences	$133	$(1,916)	$1,543
Adjustments for beginning-of-the-year valuation allowance balance for changes in circumstances	40,418	—	—
Impact of NYS tax reform legislation	—	—	1,173
Net operating loss carryforward	(568)	(3,207)	—
	$39,983	$(5,123)	$2,716

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	May 31, 2016	May 31, 2015
	(in thousands)
Deferred tax assets
Net operating loss carryforward	$52,593	$52,025
Stock-based compensation	4,135	4,468
Federal and state R&D tax credit carryforward	2,145	1,646
Inventories	4,535	2,808
Expenses incurred not currently deductible	3,018	2,107
Accrued liabilities	339	114
Gross deferred tax asset	66,765	63,168
Deferred tax liabilities
Excess tax over book depreciation and amortization	46,240	42,988
	46,240	42,988
Valuation Allowance	(42,209)	(1,791)
Net deferred tax asset (liability)	$(21,684)	$18,389

Our Federal net operating loss carryforwards as of May 31, 2016 after considering IRC Section 382 limitations are $151.7 million. The expiration of the Federal net operating loss carryforwards are as follows: $29.8 million between 2017 and 2023 and $121.9 million between 2027 and 2036.

Our state net operating loss carryforwards as of May 31, 2016 after considering remaining IRC Section 382 limitations are $30.8 million which expire in various years from 2016 to 2036.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of May 31, 2016 and 2015 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $0.4 million if and when such excess tax benefits are ultimately realized.

At May 31, 2016, we had a net deferred income tax liability of $21.7 million, after recording a valuation allowance of $42.2 million. The valuation allowance increased by $40.4 million in 2016.

While the net deferred tax asset at May 31, 2016 before the valuation allowance was $19.9 million, the Company was required to record a valuation allowance of $40.4 million due to deferred tax liabilities related to intangibles of $20.5 million that have an indefinite reversal period and can not be used to support the deferred tax asset.

A valuation allowance is provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s analysis of the need for a valuation allowance considered that the Company has incurred a cumulative loss in the U.S. over the three year period ending May 31, 2016. A majority of the cumulative loss has been caused by the charges associated with the product recall and discontinuance and the impairment of fixed and intangible assets recorded in the quarter end February 28, 2015,  From the time when the Company initially incurred a three year cumulative loss in the quarter ended February 28, 2015, and in each subsequent quarter through the quarter ended February 28, 2016, the Company could still demonstrate a recent history of core earnings , and had anticipated a return to profitability for the full fiscal year 2016. However, in the quarter ended May 31, 2016 the Company did not return to profitability for the full fiscal year and could no longer demonstrate a recent history of core earnings.   Consequently after careful consideration and weighing of all the available positive and negative evidence, the weight given to the three year cumulative loss and lack of a recent history of core earnings was difficult to overcome and a full valuation allowance related to the U.S. deferred tax assets was established. Management will continue to reevaluate the positive and negative evidence at each reporting period and if future results as projected in the U.S. and our tax planning strategies are favorable, the valuation allowance may be removed, which could have a favorable material impact on our results of operations in the period in which it is recorded.

Our consolidated income tax provision has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to our income before income taxes for the following reasons:

	2016	2015	2014
	(in thousands)
Income tax (benefit) provision at statutory tax rate of 35%	$(1,139)	$(2,845)	$1,814
Effect of graduated tax rates	33	81	(51)
State income taxes, net of Federal tax benefit	(215)	(21)	111
Impact of Non US operations	(162)	133	(27)
Research and development tax credit	(499)	(604)	(236)
Meals and entertainment	329	—	—
Nondeductible interest on contingent payments	262	265	540
Nontaxable gain on revaluation of contingent consideration liability	(170)	(3,102)	(1,734)
Tax law changes	—	(454)	1,173
Adjustment to beginning of year valuation allowance	40,685	—	—
Effect of elimination of stock compensation APIC pool	739	1,253	440
Nondeductible stock-based compensation	—	—	176
Other nondeductible expenses	207	498	384
Over (under) accrual of prior year Federal and state taxes	356	38	249
Other	(89)	15	—
Income tax (benefit) expense	$40,337	$(4,743)	$2,839

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate.

	2016	2015	2014
	(in thousands)
Unrecognized tax benefits balance at June 1	$—	$—	$—
Increase in gross amounts of tax positions related to prior years	899	—	—
Decrease in gross amounts of tax positions related to prior years	—	—	—
Increase in gross amounts of tax positions related to current year	—	—	—
Decrease due to settlements with tax authorities	—	—	—
Decrease due to lapse in statute of limitations	—	—	—
Unrecognized tax benefits balance at May 31	$899	$—	$—

The table above includes unrecognized tax benefits associated with the calculation of limitations placed on the utilization of tax attributes related to an acquired company. If recognized, $0.1 million of the balance of unrecognized tax benefits as of May 31, 2016 would affect the effective tax rate and the balance of $0.8 million would result in adjustments to other tax accounts.

We recognize interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. There are no accrued interest and penalties recognized in the consolidated balance sheet as of May 31, 2016 and May 31, 2015.
We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world.
Fiscal years 2012 through 2016 remain open to examination by the various tax authorities. New York State is currently auditing AngioDynamic's franchise tax filings for 2011 through 2013. We do not anticipate any adjustments will result in a material adverse effect on our financial condition, results of operations or cash flows.
We do not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.
The accumulated undistributed earnings of the Company’s foreign operations were approximately $4.6 million, and are intended to remain indefinitely invested in foreign operations. Accordingly, no taxes have been provided on these earnings at May 31, 2016. If these earnings were distributed, the Company would be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits. A reasonable estimate of the deferred tax liability on these earnings is not practicable at this time.
NOTE J—ACCRUED LIABILITIES
As of May 31, 2016 and 2015, accrued liabilities consist of the following:

	May 31, 2016	May 31, 2015
	(in thousands)
Payroll and related expenses	$9,414	$10,297
Royalties	2,489	2,237
Accrued severance	1,524	158
Sales and franchise taxes	565	489
Interest rate swap liability	—	257
Outside services	2,063	1,522
Deferred Rent	35	808
Other	5,806	2,341
Total	$21,896	$18,109
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
The proceeds of the Revolving Facility may be used for general corporate purposes of the Company and its subsidiaries. The Facilities have a five years maturity. The Term Loan has a quarterly repayment schedule equal to 5%, 5%, 10%, 15% and 65% of its principal amount in years one through five. Interest on both the Term Loan and Revolving Facility will be based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, with the base rate and Eurodollar rate having ranges of 0.5% to 1.25% and 1.5% to 2.25% respectively. After default, the interest rate may be increased by 2.0%. The Revolving Facility will also carry a commitment fee of 0.2% to 0.35% per annum on the unused portion.

Our obligations under the Facilities are unconditionally guaranteed, jointly and severally, by our material direct and indirect domestic subsidiaries (the "Guarantors"). All obligations of the Company and the Guarantors under the Facilities are collateralized by first priority security interests in substantially all of the assets of the Company and the Guarantors.
We have entered in an interest rate swap agreement, (the "Swap Agreement"), with an initial notional amount of $100 million, to limit the effect of rising of interest rates. The Swap Agreement, which qualified for hedge accounting, was a contract to exchange floating interest rate payments for fixed interest rate payments of 3.26% on the outstanding balance of the loan over the life of the agreement without the exchange of the underlying notional amounts. The Swap Agreement provides for a fixed rate of 0.74% above the applicable rate provided for in the Credit Agreement. The Swap matured in May 2016.
On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the prior credit agreement. As of May 31, 2016, $85.0 million and $36.4 million were outstanding under the Term Facility and Revolving Facility, respectively. As of May 31, 2016 and 2015 the carrying value of long-term debt approximates its fair market value. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of (i) consolidated EBITDA minus consolidated capital expenditures to (ii) consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated EBITDA of not greater than 3.75 to 1.00. We were in compliance with both financial covenants as of May 31, 2016.
As of May 31, 2016, future minimum principal payments on long-term debt were as follows (in thousands):

2017	$16,250
2018	26,250
2019	78,910
$121,410

NOTE L—RETIREMENT PLANS
We have a 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by us. Matching contributions were $3.7 million, $3.7 million and $2.8 million in 2016, 2015 and 2014, respectively. There are also various immaterial foreign retirement plans.
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
Our board of directors has the authority to (i) issue the undesignated preferred stock in one or more series, (ii) determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly un-

issued series of undesignated preferred stock and (iii) fix the number of shares constituting any series and the designation of the series, without any further vote or action by our stockholders.
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
2004 Stock and Incentive Award Plan
The 2004 Stock and Incentive Award Plan (the “2004 Plan”) provides for the grant of incentive options to our employees and for the grant of non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to our employees, directors and other service providers. A total of 6,750,000 shares of our common stock have been reserved for issuance under the 2004 Plan, of which up to 800,000 shares may be issued upon the exercise of incentive stock options. The compensation committee of the Board of Directors administers the 2004 Plan. The committee determines vesting terms and the exercise price of options granted under the 2004 Plan, but for all incentive stock options the exercise price must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years.
On October 5, 2011, we amended the 2004 Stock and Incentive Award Plan to increase the maximum number of shares of our common stock with respect to which stock options may be granted during any calendar year to one employee from 200,000 shares to 500,000 shares.

The following table summarizes information about stock options activity for the fiscal year ended May 31, 2016.

	2016
	Shares	Weighted- average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	2,299,313	$14.86
Granted	564,380	$14.22
Exercised	(145,260)	$13.73
Forfeited	(304,563)	$13.85
Expired	(132,252)	$22.75
Outstanding at end of year	2,281,618	$14.45	3.79	$164
Options exercisable at year-end	1,313,698	$14.25	2.34	$130
Options expected to vest in future periods	854,189	$14.72	5.76	$30
As of May 31, 2016, there remained approximately 2.2 million shares available for granting of options under the 2004 Plan. Options are exercisable into common stock.

The following table summarizes information about stock options outstanding at May 31, 2016.

Range of exercise prices	Number outstanding	Weighted- average remaining life in years	Weighted- average exercise price	Number Exercisable	Weighted- average exercise price
$10.25 - $14.24	1,398,385	3.46	$12.93	957,571	$13.14
$14.25 - $18.24	684,427	4.75	16.04	228,571	15.84
$18.25 - $22.24	183,695	3.01	19.30	112,445	19.23
$22.25 - $26.24	14,250	0.48	23.62	14,251	23.62
$26.25 - $30.24	861	0.60	26.94	860	26.94
	2,281,618	3.79	$14.45	1,313,698	$14.25
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
We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during the years ended May 31, 2016, 2015 and 2014 was $4.16, $4.74, and $4.10, respectively. The following assumptions were used in arriving at the fair value of options granted during 2016, 2015 and 2014, respectively: risk-free interest rates of 1.48%, 1.54% and 1.44%; expected volatility of 31%, 31%, and 34%; and expected lives of 4.81 years, 4.76 years, and 4.74 years. We do not declare dividends therefore a dividend yield of zero was used for the years ended 2016, 2015 and 2014. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury bonds whose maturity period equals the expected term of the option. Expected volatilities are based on the historical volatility of our stock. The expected option lives are based on our historical experience of employee exercise behavior.
The total intrinsic value of options exercised during the years ended 2016, 2015 and 2014 amounted to $0.1 million, $1.6 million, and $1.0 million, respectively. As of May 31, 2016, there was $3.3 million of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 3 years.
Cash received from option exercises during 2016, 2015 and 2014 was $1.3 million, $4.3 million and $1.3 million, respectively. The tax benefit realized from stock options exercised during the years ended 2016, 2015 and 2014 were $0.1 million, $0.5 million and $0.1 million, respectively.
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

 The following table summarizes information about restricted stock unit activity for the year ended May 31, 2016.

	Non-Vested Stock Award Units	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year	563,101	$13.73
Granted	259,917	$15.21
Vested	(160,845)	$15.39
Canceled	(112,396)	$13.81
Non-vested at end of year	549,777	$14.62
Awards expected to vest in future periods	482,594	$14.62
The fair value of each restricted stock unit is the market price of our stock on the date of grant. The weighted average grant date fair value of restricted stock units granted during the years ended May 31, 2016, 2015 and 2014 was $15.21, $14.75 and $13.23, respectively. The total intrinsic value of restricted stock units vesting during the years ended 2016, 2015 and 2014 was $2.5 million, $2.4 million, and $1.8 million, respectively. As of May 31, 2016, there was $5.4 million of total unrecognized compensation cost related to non-vested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2 years.
We grant performance share awards to certain employees under the 2004 Plan which gives the recipients the right to receive shares of our stock if certain criteria is met. The performance criteria is established by the compensation committee for vesting of the performance share awards and may include factors such as the achievement of relative total shareholder return ("TSR"), certain sales, operating income and earnings per share (“EPS”) goals. Performance share awards are subject to additional conditions, including the recipient’s continued employment with us.

Performance share units are valued using a Monte Carlo simulation model on the date of grant. As of May 31, 2016, 2015 and 2014, the weighted average grant date fair market value for new grants was $18.07, $19.83 and $25.56, respectively. Compensation cost is recognized over the performance period which is typically three years. As of May 31, 2016, 0.4 million performance share units with a weighted average remaining contractual term of 3 years and $4.6 million of unrecognized compensation cost were outstanding. As of May 31, 2015, 0.2 million performance share units with a weighted average remaining contractual term of 3 years and $2.2 million of unrecognized compensation cost were outstanding.
4. Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides a means by which our employees (the “participants”) are given an opportunity to purchase our common stock through payroll deductions. A total of 2,000,000 shares of our common stock have been reserved for issuance under the Stock Purchase Plan. Shares are offered through two purchase periods, each with duration of approximately 6 months, commencing on the first business day of the first and third fiscal quarters. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of our stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the Board of Directors. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. During the year ended May 31, 2015, an additional 800,000 shares of our common stock have been reserved for issuance under the Stock Purchase Plan.

We use the Black-Scholes option-pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognize expense related to shares purchased ratably over the offering period. During the years ended 2016, 2015 and 2014, 137,957, 119,001 and 146,275 shares, respectively, were issued at an average price of $10.67, $11.89 and $9.30, respectively, under the Stock Purchase Plan. As of May 31, 2016, 1.0 million shares remained available for future purchases under the Stock Purchase Plan.

5. Other items

Share-based compensation expense recognized in the consolidated statement of operations during the years ended 2016, 2015 and 2014 amounted to $3.2 million, $6.0 million and $5.5 million, respectively. The income tax benefit recognized in earnings on the compensation expense recognized for all share-based compensation arrangements amounted to $1.0 million, $2.0 million and $1.8 million, respectively. Income tax expense of $0.8 million, $1.3 million and $0.5 million was recorded in continuing operations for the excess of cumulative book deductions over actual tax deductions for the years ended 2016, 2015 and 2014, respectively. The income tax benefit on all share based compensation expense in 2016 as well as the income tax expense on the excess book deductions over actual tax deductions in 2016 are negated by the full valuation allowance established at May 31, 2016. Additional income tax expense of $0.1 million for 2014 was recorded in shareholder’s equity for the excess book deductions to the extent prior tax deductions exceeded prior book deductions.

As part of his employment agreement, the Company awarded James C. Clemmer, the Company’s President and CEO, 250,000 performance shares, 200,000 options and 50,000 restricted stock units. The award was unanimously approved by the Company's independent compensation committee.  The performance shares have a three years term with payouts to be made in shares of the Company's common stock at the end of the term ranging between 0 and 200 percent of the grant amount depending on the Company's total shareholder return relative to a peer group of companies. The options will vest in four equal installments beginning on the first anniversary of the grant date, have a strike price equal to the closing price of the company's common stock as of April 4, 2016 and expire, if not exercised, on April 4, 2023. The restricted stock units will vest in four equal installments beginning on the first anniversary of the grant date.
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
The following table reconciles basic to diluted weighted average shares outstanding for the years ended May 31, 2016, 2015 and 2014:

	2016	2015	2014
Basic	36,161,383	35,683,139	35,135,689
Effect of dilutive securities	—	—	304,161
Diluted	36,161,383	35,683,139	35,439,850

Securities excluded as their inclusion would be anti-dilutive	3,277,037	2,862,414	2,347,426

NOTE O—COMMITMENTS AND CONTINGENCIES
Leases
We are committed under non-cancelable operating leases for facilities and equipment. During fiscal 2016, 2015 and 2014, aggregate rental costs under all operating leases were approximately $2.5 million, $3.4 million and $2.0 million, respectively. Future annual payments under non-cancelable operating leases in the aggregate, of which one includes an escalation clause, with initial remaining terms of more than one year at May 31, 2016, are summarized as follows (in thousands):

2017	$2,183
2018	2,013
2019	1,981
2020	1,772
2021	935
$8,884

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

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. On March 11, 2015, the U.S. Court of Appeals for the First Circuit affirmed the judgment.  The defendants petitioned to the U.S. Supreme Court for a writ of certiorari.  The Supreme Court denied the petition on November 30, 2015. The defendants have also filed an appeal with the U.S. Court of Appeals for the First Circuit regarding civil contempt sanctions imposed by the Massachusetts District Court as a result of defendants’ completion of the downstream merger in violation of the Court’s injunction. On May 6, 2016, the First Circuit issued an opinion rejecting this latest appeal.  On February 18, 2016, the Massachusetts District Court issued an order compelling the Massachusetts defendants to provide post-judgment discovery intended to aid us in potentially collecting our judgment.  On March 21, 2016, the Massachusetts defendants noticed an appeal from this order. On June 27, 2016, we filed a motion asking the Massachusetts District Court to impose sanctions on the Massachusetts defendants for their failure to comply with the post-judgment discovery order.
On November 13, 2014, the U.S. District Court for the District of Massachusetts issued summonses to four Biolitec entities - Biolitec U.S., Inc., Biolitec Holding U.S., Inc., Biolitec Medical Devices, Inc., and CeramOptec Industries, Inc. - pursuant to Massachusetts trustee process.  We sought to use this process to attach the assets of these entities  in order to satisfy our judgment.  The trustee process was automatically stayed when the four Biolitec entities filed Chapter 7 petitions in the U.S. Bankruptcy Court for the District of Delaware. However, on November 3, 2015, the Delaware Bankruptcy Court granted our request to modify the automatic stay to allow us to seek a default against the four Biolitec entities pursuant to trustee process. On January 21, 2016, the four Chapter 7 cases were transferred at our request to the U.S. Bankruptcy Court for the District of New Jersey.
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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office ("PTO") which seek to invalidate all 3 patents asserted by Bard in the litigation. Our petitions were granted and 40 of 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the PTO Board of Appeals and Interferences for all three reexams. The parties completed briefing on the appeals and oral argument was held on June 18, 2015. The Patent Office has issued decisions in the three appeals. In one (issued on March 11, 2016 for US Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947.022) the rejections of all twenty claims under reexamination were affirmed. Bard has since filed Requests for Rehearing in all three reexamination appeals and the Company filed Requests for Rehearing in two of the reexamination appeals (the ‘302 and ‘615 patent reexaminations). Each party has filed comments in Opposition to the other party’s Rehearing Requests, and we are awaiting the PTO determinations in all three reexaminations. The Utah Action has been stayed pending final resolution of the

PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, C.R. Bard, Inc. and Bard Peripheral Vascular, Inc. (“Bard”) filed suit in the United States District Court for the District of Delaware claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the “Delaware Action). Bard is seeking unspecified damages and other relief. The patents asserted in the Delaware Action are different than those asserted in the Utah Action. On June 1, 2015, we filed two motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. On January 12, 2016, the court issued a decision denying both motions. We have since served an Answer and Counterclaim to which Bard has served a Reply. On March 10, 2016, the Court held a case management conference, and, on March 14, 2016, the court entered a Scheduling Order which set, inter alia, a Markman hearing for March 10, 2017, a summary judgment hearing for December 8, 2017 and trial for March 12, 2018. The parties have since served various discovery requests on each other; on May 27, 2016 Bard served its Infringement Contentions which identified all the port products accused of infringement; and, on June 24, 2016, we served Invalidity Contentions which detail various grounds for invalidating the three asserted patents. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
Governmental Investigations

LC Beads

In June 2014 we received a subpoena from the U.S. Department of Justice (the “DOJ”) requesting documents in relation to a criminal and civil investigation the DOJ is conducting regarding BTG International, Inc.’s LC Bead® product beginning in 2003.  RITA Medical Systems and AngioDynamics, Inc., after its acquisition of RITA, was the exclusive distributor of LC Beads in the United States from 2006 through December 31, 2011.  We are cooperating fully with this investigation and at this time are unable to predict its scope, duration or outcome. We are unable at this time to reasonably estimate the amount or range of any loss, although it is possible that the amount of such loss could be material. In accordance with ASC 450, "Contingencies," or "ASC 450," no amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in the consolidated financial statements.

EVLT

In April 2015 we received a subpoena from the DOJ requesting documents in relation to a criminal and civil investigation the DOJ is conducting regarding purported promotion of certain of AngioDynamics’ VenaCure EVLT products for un-cleared indications.  We are cooperating fully with this investigation and at this time are unable to predict its scope, duration or outcome. We are unable at this time to reasonably estimate the amount or range of any loss, although it is possible that the amount of such loss could be material. In accordance with ASC 450, "Contingencies," or "ASC 450," no amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in the consolidated financial statements.
Future Purchase Obligations
We have entered into commitments for future minimum inventory purchases related to several core products. Total future non-cancelable purchase obligations through fiscal 2021 amount to $8.9 million. There are no such obligations thereafter.

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
Total sales by product category are summarized below (in thousands):

	Year Ended
	May 31, 2016	May 31, 2015	May 31, 2014
Net sales by Product Category
Peripheral Vascular	$202,780	$192,713	$192,626
Vascular Access	99,375	107,754	106,394
Oncology/Surgery	48,895	51,890	49,360
Supply Agreement	2,840	4,177	6,045
Total	$353,890	$356,534	$354,425
Geographic information
Total sales for geographic areas are summarized below (in thousands):

	Year Ended
	May 31, 2016	May 31, 2015	May 31, 2014
Net sales by Geography
United States	$283,519	$280,611	$280,161
International	67,531	71,746	68,219
Supply Agreement	2,840	4,177	6,045
Total	$353,890	$356,534	$354,425
For fiscal years 2016, 2015 and 2014, International sales as a percentage of total net sales were 19%, 20% and 19%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of our net sales in any of the last three fiscal years. 99% of our total assets are located within the United States.

NOTE Q—RESTRUCTURING

On December 5, 2013, we announced a company-wide operational excellence program designed to save between $15 and $18 million during the course of the next three years. The initiative is expected to create greater efficiencies and drive business performance improvements by focusing on several key elements, including product rationalization, lean manufacturing initiatives, supply chain optimization and enterprise resource planning (ERP) implementation. The plan also incorporates the consolidation of our New York plants to establish a single manufacturing center in Glens Falls and a distribution center in Queensbury. During the course of the three years program, we reduced our New York employee base by approximately 80-100 positions as a result of this plant consolidation and reorganization. We have invested $5.4 million in facility improvements to date. In addition, total restructuring charges are estimated to be $4.9 million. During the year ended May 31, 2016, the cost incurred was $1.5 million, consisting of $1.0 million of accelerated depreciation and $0.5 million of other related costs. During the year ended May 31, 2015, the cost incurred was $2.0 million, consisting of $0.5 million of severance and related costs and $1.5 million of accelerated depreciation. These costs are included in “Acquisition, restructuring and other items, net” in the statements of income.

During the year ended May 31, 2015, we initiated a restructuring of finance, R&D and S&M organizations to improve our profitability. As part of the restructuring, we recorded $1.9 million and $0.8 million, for the years ended May 31, 2016 and 2015, respectively, in severance expense which is included in "Acquisition, restructuring and other items, net" in the statement of operations. In addition, we recorded a gain of $0.7 million related to the modification of the stock based compensation for the former CEO.

NOTE R—IMMATERIAL ERROR CORRECTIONS

During the financial closing process for the fourth quarter of fiscal year 2016, the Company determined that certain consolidated financial statement amounts were not accounted for correctly in prior periods. The Company has evaluated these errors together with errors identified in prior periods and concluded that they were not material individually or in the aggregate to any of its previously issued annual and interim financial statements. However, the financial statements included herein have been revised to correct for the impact of these items.

The Company has corrected the relevant financial information from previous reporting periods contained in these financial statements. The immaterial error corrections identified were primarily related to a misclassification of credit card fees from Other Expense to Sales and Marketing (refer to the tables below for the impact in each period), intercompany foreign exchange losses (cumulative impact of approximately $0.7 million), research and development expenses (cumulative impact of approximately $0.4 million), lease expense (cumulative impact of approximately $0.3 million) and other individually immaterial items. The impacts of these revisions are shown in the tables below:

	Year ended May 31, 2015
	As previously reported	Adjustments	As revised
Net sales	$356,974	$(440)	$356,534
Cost of sales	180,085	653	180,738
Gross profit	176,889	(1,093)	175,796
Research and development	26,931	(337)	26,594
Sales and marketing	80,623	2,597	83,220
General and administrative	29,871	(709)	29,162
Amortization of intangibles	17,912	54	17,966
Change in fair value of contingent consideration	(8,196)	100	(8,096)
Acquisition, restructuring and other items, net	26,600	(343)	26,257
Total operating expenses	177,883	1,362	179,245
Operating income	(994)	(2,455)	(3,449)
Other expense	(3,812)	2,323	(1,489)
Total other income (expense)	(7,005)	2,323	(4,682)
Income (loss) before taxes	(7,999)	(132)	(8,131)
Income tax (benefit) expense	(4,731)	(12)	(4,743)
Net income (loss)	(3,268)	(120)	(3,388)

	Year ended May 31, 2015
	As previously reported	Adjustments	As revised
Net income (loss)	$(3,268)	$(120)	$(3,388)
Foreign currency translation	(411)	147	(264)
Other comprehensive income (loss), before tax	(235)	147	(88)
Other comprehensive income (loss), net of tax	(299)	147	(152)
Total comprehensive income (loss), net of tax	(3,567)	27	(3,540)

	As of May 31, 2015
	As previously reported	Adjustments	As revised
Prepaid expenses and other	$4,783	$(651)	$4,132
Total current assets	151,449	(651)	150,798
Property, Plant and Equipment, net	54,560	(110)	54,450
Other Assets	5,288	110	5,398
Intangible Assets, net	181,806	(154)	181,652
Deferred Income Taxes, long term	19,268	240	19,508
Total Assets	773,623	(565)	773,058
Accounts payable	23,668	(620)	23,048
Accrued liabilities	18,331	(222)	18,109
Other current liabilities	—	200	200
Total current liabilities	61,157	(642)	60,515
Total Liabilities	228,601	(642)	227,959
Retained earnings	28,233	(658)	27,575
Accumulated other comprehensive loss	(1,568)	735	(833)
Total Stockholders' Equity	545,022	77	545,099
Total Liabilities and Stockholders' Equity	773,623	(565)	773,058

	Year ended May 31, 2015
	As previously reported	Adjustments	As revised
Net cash provided by (used in) operating activities	$26,242	$(557)	$25,685
Net cash provided by (used in) investing activities	(13,293)	557	(12,736)
Net cash provided by (used in) financing activities	(10,465)	—	(10,465)

	Year ended May 31, 2014
	As previously reported	Adjustments	As revised
Cost of sales	$174,757	$(506)	$174,251
Gross profit	179,668	506	180,174
Research and development	27,486	638	28,124
Sales and marketing	83,200	2,105	85,305
General and administrative	26,639	263	26,902
Amortization of intangibles	16,622	(60)	16,562
Change in fair value of contingent consideration	(1,808)	(100)	(1,908)
Acquisition, restructuring and other items, net	10,760	113	10,873
Total operating expenses	166,728	2,959	169,687
Operating income	12,940	(2,453)	10,487
Other expense	(3,544)	1,899	(1,645)
Total other income (expense)	(7,200)	1,899	(5,301)
Income (loss) before taxes	5,740	(554)	5,186
Income tax (benefit) expense	3,074	(235)	2,839
Net income (loss)	2,666	(319)	2,347

	Year ended May 31, 2014
	As previously reported	Adjustments	As revised
Net income (loss)	$2,666	$(319)	$2,347
Foreign currency translation	295	147	442
Other comprehensive income (loss), before tax	247	147	394
Other comprehensive income (loss), net of tax	265	147	412
Total comprehensive income (loss), net of tax	2,931	(172)	2,759

	As of May 31, 2014
	As previously reported	Adjustments	As revised
Inventories	$61,234	$506	$61,740
Prepaid expenses and other	5,471	(591)	4,880
Total current assets	147,097	(85)	147,012
Property, Plant and Equipment, net	66,590	(135)	66,455
Other Assets	3,926	(120)	3,806
Intangible Assets, net	205,256	(203)	205,053
Deferred Income Taxes, long term	15,028	228	15,256
Total Assets	798,891	(315)	798,576
Accrued liabilities	16,652	(712)	15,940
Current portion of contingent consideration	10,918	(100)	10,818
Other current liabilities	599	—	599
Total current liabilities	66,753	(812)	65,941
Other Long Term Liabilities	84	447	531
Total Liabilities	262,056	(365)	261,691
Retained earnings	31,501	(538)	30,963
Accumulated other comprehensive loss	(1,269)	588	(681)
Total Stockholders' Equity	536,835	50	536,885
Total Liabilities and Stockholders' Equity	798,891	(315)	798,576

	Year ended May 31, 2014
	As previously reported	Adjustments	As revised
Net cash provided by (used in) operating activities	$24,681	$—	$24,681
Net cash provided by (used in) investing activities	(16,448)	—	(16,448)
Net cash provided by (used in) financing activities	(14,016)	—	(14,016)

	Year ended May 31, 2013
	As previously reported	Adjustments	As revised
Research and development	$26,319	$(228)	$26,091
Sales and marketing	76,121	1,443	77,564
General and administrative	26,186	(151)	26,035
Amortization of intangibles	16,617	(18)	16,599
Total operating expenses	162,226	1,046	163,272
Operating income	6,288	(1,046)	5,242
Other expense	(2,707)	1,296	(1,411)
Total other income (expense)	(7,875)	1,296	(6,579)
Income (loss) before taxes	(1,587)	250	(1,337)
Income tax (benefit) expense	(376)	90	(286)
Net income (loss)	(1,211)	160	(1,051)

	As of May 31, 2013
	As previously reported	Adjustments	As revised
Property, Plant and Equipment, net	$62,391	$(16)	$62,375
Intangible Assets, net	214,673	(150)	214,523
Deferred Income Taxes, long term	18,016	(7)	18,009
Total Assets	790,734	(173)	790,561
Accrued liabilities	16,356	(395)	15,961
Total current liabilities	63,315	(395)	62,920
Total Liabilities	264,632	(395)	264,237
Retained earnings	28,835	(219)	28,616
Accumulated other comprehensive loss	(1,534)	441	(1,093)
Total Stockholders' Equity	526,102	222	526,324
Total Liabilities and Stockholders' Equity	790,734	(173)	790,561

	Year ended May 31, 2012
	As previously reported	Adjustments	As revised
Sales and marketing	$64,505	$1,252	$65,757
Amortization of intangibles	9,309	84	9,393
Total operating expenses	129,217	1,336	130,553
Operating income	(3,908)	(1,336)	(5,244)
Other expense	(2,096)	1,105	(991)
Total other income (expense)	(1,514)	1,105	(409)
Income (loss) before taxes	(5,422)	(231)	(5,653)
Income tax (benefit) expense	(239)	(83)	(322)
Net income (loss)	(5,183)	(148)	(5,331)

	As of May 31, 2012
	As previously reported	Adjustments	As revised
Intangible Assets, net	$147,363	$(168)	$147,195
Deferred Income Taxes, long term	44,194	83	44,277
Total Assets	719,988	(85)	719,903
Retained earnings	30,046	(379)	29,667
Accumulated other comprehensive loss	(1,274)	294	(980)
Total Stockholders' Equity	523,391	(85)	523,306
Total Liabilities and Stockholders' Equity	719,988	(85)	719,903

NOTE S—QUARTERLY INFORMATION (unaudited)

Quarterly results of operations during the fiscal years ended May 31, 2016 and 2015 are as follows:

	2016
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$83,753	$89,284	$87,434	$93,419
Gross profit	43,371	45,884	43,534	41,527
Net income (loss)	(775)	(334)	594	(43,075)
Earnings (loss) per common share
Basic	(0.02)	(0.01)	0.02	(1.19)
Diluted	(0.02)	(0.01)	0.02	(1.19)

	2015
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$87,091	$92,149	$86,597	$90,697
Gross profit	45,964	46,828	37,673	45,331
Net income (loss)	284	1,069	(4,153)	(588)
Earnings (loss) per common share
Basic	0.01	0.03	(0.12)	(0.02)
Diluted	0.01	0.03	(0.12)	(0.02)
The data in the schedules above has been intentionally rounded to the nearest thousand and therefore the quarterly     amounts may not sum to the full year amounts. We made adjustments to correct immaterial errors within this selected financial data. For a detailed explanation of these adjustments, please refer to Note R, "Immaterial Error Corrections".

	Three months ended February 29, 2016
	As previously reported	Adjustments	As revised
Net sales	$87,384	$50	$87,434
Gross profit	43,484	50	43,534
Sales and marketing	20,301	654	20,955
General and administrative	6,784	117	6,901
Total operating expenses	40,797	771	41,568
Operating income	2,687	(721)	1,966
Other expense	(868)	654	(214)
Total other income (expense)	(1,675)	654	(1,021)
Income (loss) before taxes	1,012	(67)	945
Income tax (benefit) expense	382	(31)	351
Net income (loss)	630	(36)	594

	Nine months ended February 29, 2016
	As previously reported	Adjustments	As revised
Net sales	$260,321	$150	$260,471
Cost of sales	127,829	(147)	127,682
Gross profit	132,492	297	132,789
Research and development	18,189	(73)	18,116
Sales and marketing	61,429	2,105	63,534
General and administrative	22,300	597	22,897
Total operating expenses	127,418	2,629	130,047
Other expense	(2,861)	2,291	(570)
Total other income (expense)	(5,464)	2,291	(3,173)
Income (loss) before taxes	(390)	(41)	(431)
Income tax (benefit) expense	99	(15)	84
Net income (loss)	(489)	(26)	(515)

	As of February 29, 2016
	As previously reported	Adjustments	As revised
Intangible Assets, net	$168,080	$(154)	$167,926
Deferred Income Taxes, long term	19,563	255	19,818
Total Assets	753,513	101	753,614
Other current liabilities	—	50	50
Total current liabilities	61,579	50	61,629
Total Liabilities	202,768	50	202,818
Retained earnings	27,744	(684)	27,060
Accumulated other comprehensive loss	(1,790)	735	(1,055)
Total Stockholders' Equity	550,745	51	550,796
Total Liabilities and Stockholders' Equity	753,513	101	753,614

	Nine months ended February 29, 2016
	As previously reported	Adjustments	As revised
Net cash provided by (used in) operating activities	$26,672	$—	$26,672
Net cash provided by (used in) investing activities	(3,888)	—	(3,888)
Net cash provided by (used in) financing activities	(19,167)	—	(19,167)

	Three months ended November 30, 2015
	As previously reported	Adjustments	As revised
Net sales	$89,234	$50	$89,284
Gross profit	45,834	50	45,884
Sales and marketing	20,569	809	21,378
General and administrative	8,089	(7)	8,082
Total operating expenses	44,517	802	45,319
Operating income	1,317	(752)	565
Other expense	(1,048)	809	(239)
Total other income (expense)	(2,045)	809	(1,236)
Income (loss) before taxes	(728)	57	(671)
Income tax (benefit) expense	(366)	29	(337)
Net income (loss)	(362)	28	(334)

	Six months ended November 30, 2015
	As previously reported	Adjustments	As revised
Net sales	$172,937	$100	$173,037
Cost of sales	83,929	(147)	83,782
Gross profit	89,008	247	89,255
Research and development	12,381	(73)	12,308
Sales and marketing	41,128	1,450	42,578
General and administrative	15,516	480	15,996
Total operating expenses	86,621	1,857	88,478
Operating income	2,387	(1,610)	777
Other expense	(1,993)	1,636	(357)
Total other income (expense)	(3,789)	1,636	(2,153)
Income (loss) before taxes	(1,402)	26	(1,376)
Income tax (benefit) expense	(283)	16	(267)
Net income (loss)	(1,119)	10	(1,109)

	As of November 30, 2015
	As previously reported	Adjustments	As revised
Intangible Assets, net	$172,511	$(154)	$172,357
Deferred Income Taxes, long term	19,826	224	20,050
Total Assets	760,371	70	760,441
Accrued liabilities	16,975	(117)	16,858
Other current liabilities	—	100	100
Total current liabilities	60,104	(17)	60,087
Total Liabilities	212,732	(17)	212,715
Retained earnings	27,114	(648)	26,466
Accumulated other comprehensive loss	(1,922)	735	(1,187)
Total Stockholders' Equity	547,639	87	547,726
Total Liabilities and Stockholders' Equity	760,371	70	760,441

	Six months ended November 30, 2015
	As previously reported	Adjustments	As revised
Net cash provided by (used in) operating activities	$14,278	$—	$14,278
Net cash provided by (used in) investing activities	(1,143)	—	(1,143)
Net cash provided by (used in) financing activities	(12,370)	—	(12,370)

	Three months ended August 31, 2015
	As previously reported	Adjustments	As revised
Net sales	$83,703	$50	$83,753
Cost of sales	40,529	(147)	40,382
Gross profit	43,174	197	43,371
Research and development	6,202	(73)	6,129
Sales and marketing	20,559	641	21,200
General and administrative	7,427	487	7,914
Total operating expenses	42,104	1,055	43,159
Operating income	1,070	(858)	212
Other expense	(945)	827	(118)
Total other income (expense)	(1,744)	827	(917)
Income (loss) before taxes	(674)	(31)	(705)
Income tax (benefit) expense	83	(13)	70
Net income (loss)	(757)	(18)	(775)

	As of August 31, 2015
	As previously reported	Adjustments	As revised
Other Assets	$4,818	$110	$4,928
Intangible Assets, net	177,399	(154)	177,245
Deferred Income Taxes, long term	19,436	253	19,689
Total Assets	771,789	209	771,998
Other current liabilities	—	150	150
Total current liabilities	60,651	150	60,801
Total Liabilities	224,666	150	224,816
Retained earnings	27,476	(676)	26,800
Accumulated other comprehensive loss	(1,615)	735	(880)
Total Stockholders' Equity	547,123	59	547,182
Total Liabilities and Stockholders' Equity	771,789	209	771,998

	Three months ended August 31, 2015
	As previously reported	Adjustments	As revised
Net cash provided by (used in) operating activities	$4,699	$—	$4,699
Net cash provided by (used in) investing activities	(743)	—	(743)
Net cash provided by (used in) financing activities	(2,071)	—	(2,071)

	Three months ended May 31, 2015
	As previously reported	Adjustments	As revised
Net sales	$90,897	$(200)	$90,697
Cost of sales	45,340	26	45,366
Gross profit	45,557	(226)	45,331
Research and development	7,289	(738)	6,551
Sales and marketing	20,218	933	21,151
General and administrative	7,658	(210)	7,448
Total operating expenses	44,217	(15)	44,202
Operating income	1,340	(211)	1,129
Other expense	(860)	630	(230)
Total other income (expense)	(1,607)	630	(977)
Income (loss) before taxes	(267)	419	152
Income tax (benefit) expense	547	193	740
Net income (loss)	(814)	226	(588)

	Three months ended February 28, 2015
	As previously reported	Adjustments	As revised
Cost of sales	$48,746	$178	$48,924
Gross profit	37,851	(178)	37,673
Research and development	6,855	(277)	6,578
Sales and marketing	19,355	444	19,799
General and administrative	6,917	(304)	6,613
Amortization of intangibles	5,106	82	5,188
Change in fair value of contingent consideration	(10,044)	250	(9,794)
Acquisition, restructuring and other items, net	18,779	(103)	18,676
Total operating expenses	48,002	92	48,094
Operating income	(10,151)	(270)	(10,421)
Other expense	(971)	497	(474)
Total other income (expense)	(1,828)	497	(1,331)
Income (loss) before taxes	(11,979)	227	(11,752)
Income tax (benefit) expense	(7,717)	118	(7,599)
Net income (loss)	(4,262)	109	(4,153)

	Nine months ended February 28, 2015
	As previously reported	Adjustments	As revised
Net sales	$266,077	$(240)	$265,837
Cost of sales	134,745	627	135,372
Gross profit	131,332	(867)	130,465
Research and development	19,642	401	20,043
Sales and marketing	60,405	1,664	62,069
General and administrative	22,213	(499)	21,714
Amortization of intangibles	13,182	54	13,236
Change in fair value of contingent consideration	(8,626)	100	(8,526)
Acquisition, restructuring and other items, net	23,745	(343)	23,402
Total operating expenses	133,666	1,377	135,043
Operating income	(2,334)	(2,244)	(4,578)
Other expense	(2,950)	1,693	(1,257)
Total other income (expense)	(5,398)	1,693	(3,705)
Income (loss) before taxes	(7,732)	(551)	(8,283)
Income tax (benefit) expense	(5,278)	(205)	(5,483)
Net income (loss)	(2,454)	(346)	(2,800)

	Three months ended February 28, 2015
	As previously reported	Adjustments	As revised
Net income (loss)	$(4,262)	$109	$(4,153)
Foreign currency translation	(624)	37	(587)
Other comprehensive income (loss), before tax	(508)	37	(471)
Other comprehensive income (loss), net of tax	(551)	37	(514)
Total comprehensive income (loss), net of tax	(4,813)	146	(4,667)

	Nine months ended February 28, 2015
	As previously reported	Adjustments	As revised
Net income (loss)	$(2,454)	$(346)	$(2,800)
Foreign currency translation	(728)	110	(618)
Other comprehensive income (loss), before tax	(568)	110	(458)
Other comprehensive income (loss), net of tax	(627)	110	(517)
Total comprehensive income (loss), net of tax	(3,081)	(236)	(3,317)

	As of February 28, 2015
	As previously reported	Adjustments	As revised
Inventories	$68,710	$57	$68,767
Prepaid expenses and other	4,859	(221)	4,638
Total current assets	154,654	(164)	154,490
Property, Plant and Equipment, net	58,295	(80)	58,215
Other Assets	4,060	224	4,284
Intangible Assets, net	186,547	(154)	186,393
Deferred Income Taxes, long term	19,107	433	19,540
Total Assets	783,136	259	783,395
Accounts payable	21,696	278	21,974
Accrued liabilities	19,946	(461)	19,485
Total current liabilities	59,687	(183)	59,504
Other Long Term Liabilities	—	628	628
Total Liabilities	239,380	445	239,825
Retained earnings	29,047	(884)	28,163
Accumulated other comprehensive loss	(1,896)	698	(1,198)
Total Stockholders' Equity	543,756	(186)	543,570
Total Liabilities and Stockholders' Equity	783,136	259	783,395

	Nine months ended February 28, 2015
	As previously reported	Adjustments	As revised
Net cash provided by (used in) operating activities	$15,436	$(557)	$14,879
Net cash provided by (used in) investing activities	(12,042)	557	(11,485)
Net cash provided by (used in) financing activities	641	—	641

	Three months ended November 30, 2014
	As previously reported	Adjustments	As revised
Cost of sales	$44,493	$828	$45,321
Gross profit	47,656	(828)	46,828
Research and development	6,069	207	6,276
Sales and marketing	20,983	553	21,536
General and administrative	7,973	(187)	7,786
Amortization of intangibles	4,061	(50)	4,011
Change in fair value of contingent consideration	617	(75)	542
Acquisition, restructuring and other items, net	2,302	(240)	2,062
Total operating expenses	43,081	208	43,289
Operating income	4,575	(1,036)	3,539
Other expense	(954)	580	(374)
Total other income (expense)	(1,746)	580	(1,166)
Income (loss) before taxes	2,829	(456)	2,373
Income tax (benefit) expense	1,491	(187)	1,304
Net income (loss)	1,338	(269)	1,069

	Six months ended November 30, 2014
	As previously reported	Adjustments	As revised
Net sales	$179,480	$(240)	$179,240
Cost of sales	85,999	449	86,448
Gross profit	93,481	(689)	92,792
Research and development	12,787	678	13,465
Sales and marketing	41,050	1,221	42,271
General and administrative	15,296	(195)	15,101
Amortization of intangibles	8,076	(28)	8,048
Change in fair value of contingent consideration	1,418	(150)	1,268
Acquisition, restructuring and other items, net	4,966	(240)	4,726
Total operating expenses	85,664	1,285	86,949
Operating income	7,817	(1,974)	5,843
Other expense	(1,979)	1,196	(783)
Total other income (expense)	(3,570)	1,196	(2,374)
Income (loss) before taxes	4,247	(778)	3,469
Income tax (benefit) expense	2,439	(323)	2,116
Net income (loss)	1,808	(455)	1,353

	Three months ended November 30, 2014
	As previously reported	Adjustments	As revised
Net income (loss)	$1,338	$(269)	$1,069
Foreign currency translation	(104)	37	(67)
Other comprehensive income (loss), before tax	(100)	37	(63)
Other comprehensive income (loss), net of tax	(101)	37	(64)
Total comprehensive income (loss), net of tax	1,237	(232)	1,005

	Six months ended November 30, 2014
	As previously reported	Adjustments	As revised
Net income (loss)	$1,808	$(455)	$1,353
Foreign currency translation	(104)	74	(30)
Other comprehensive income (loss), before tax	(60)	74	14
Other comprehensive income (loss), net of tax	(76)	74	(2)
Total comprehensive income (loss), net of tax	1,732	(381)	1,351

	As of November 30, 2014
	As previously reported	Adjustments	As revised
Inventories	$75,315	$57	$75,372
Prepaid expenses and other	6,753	(191)	6,562
Total current assets	159,355	(134)	159,221
Property, Plant and Equipment, net	67,552	(829)	66,723
Other Assets	2,741	(15)	2,726
Intangible Assets, net	197,362	(175)	197,187
Deferred Income Taxes, long term	11,327	551	11,878
Total Assets	799,331	(602)	798,729
Accrued liabilities	19,177	(588)	18,589
Current portion of contingent consideration	9,795	(250)	9,545
Total current liabilities	57,937	(838)	57,099
Other Long Term Liabilities	124	568	692
Total Liabilities	255,760	(270)	255,490
Retained earnings	33,309	(993)	32,316
Accumulated other comprehensive loss	(1,345)	662	(683)
Total Stockholders' Equity	543,571	(332)	543,239
Total Liabilities and Stockholders' Equity	799,331	(602)	798,729

	Six months ended November 30, 2014
	As previously reported	Adjustments	As revised
Net cash provided by (used in) operating activities	$3,205	$(557)	2,648
Net cash provided by (used in) investing activities	(7,773)	557	(7,216)
Net cash provided by (used in) financing activities	3,381	—	3,381

	Three months ended August 31, 2014
	As previously reported	Adjustments	As revised
Net sales	$87,331	$(240)	$87,091
Cost of sales	41,506	(379)	41,127
Gross profit	45,825	139	45,964
Research and development	6,718	470	7,188
Sales and marketing	20,067	668	20,735
General and administrative	7,323	(8)	7,315
Amortization of intangibles	4,015	22	4,037
Change in fair value of contingent consideration	801	(75)	726
Total operating expenses	42,583	1,077	43,660
Operating income	3,242	(938)	2,304
Other expense	(1,025)	616	(409)
Total other income (expense)	(1,824)	616	(1,208)
Income (loss) before taxes	1,418	(322)	1,096
Income tax (benefit) expense	948	(136)	812
Net income (loss)	470	(186)	284

	Three months ended August 31, 2014
	As previously reported	Adjustments	As revised
Net income (loss)	$470	$(186)	$284
Foreign currency translation	—	37	37
Other comprehensive income (loss), before tax	41	37	78
Other comprehensive income (loss), net of tax	26	37	63
Total comprehensive income (loss), net of tax	496	(149)	347

	As of August 30, 2014
	As previously reported	Adjustments	As revised
Inventories	$70,421	$885	$71,306
Prepaid expenses and other	6,777	(311)	6,466
Total current assets	150,638	574	151,212
Property, Plant and Equipment, net	66,794	(605)	66,189
Other Assets	3,345	(53)	3,292
Intangible Assets, net	201,440	(225)	201,215
Deferred Income Taxes, long term	12,903	364	13,267
Total Assets	796,114	55	796,169
Accrued liabilities	17,700	(178)	17,522
Current portion of contingent consideration	10,897	(175)	10,722
Total current liabilities	63,707	(353)	63,354
Other Long Term Liabilities	32	507	539
Total Liabilities	256,430	154	256,584
Retained earnings	31,971	(724)	31,247
Accumulated other comprehensive loss	(1,243)	625	(618)
Total Stockholders' Equity	539,684	(99)	539,585
Total Liabilities and Stockholders' Equity	796,114	55	796,169

	Three months ended August 30, 2014
	As previously reported	Adjustments	As revised
Net cash provided by (used in) operating activities	$5,352	$(410)	$4,942
Net cash provided by (used in) investing activities	(5,258)	410	(4,848)
Net cash provided by (used in) financing activities	(2,391)	—	(2,391)

AngioDynamics, Inc. and Subsidiaries

	SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
	(in thousands)
Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions - Charged to costs and expenses	Deductions	Balance at End of Period
Year Ended May 31, 2014
Allowance for deferred tax asset (a)	712	819	—	1,531
Allowance for sales returns and doubtful accounts (b)	1,272	7,342	(6,878)	1,736
Totals	$1,984	$8,161	$(6,878)	$3,267
Year Ended May 31, 2015
Allowance for deferred tax asset (a)	1,531	467	(207)	1,791
Allowance for sales returns and doubtful accounts (b)	1,736	1,846	(539)	3,043
Totals	$3,267	$2,313	$(746)	$4,834
Year Ended May 31, 2016
Allowance for deferred tax asset (a)	1,791	40,685	(267)	42,209
Allowance for sales returns and doubtful accounts (b)	3,043	3,748	(2,419)	4,372
Totals	$4,834	$44,433	$(2,686)	$46,581

(a)	Fully reserved deferred tax assets and expiration of fully reserved state net operating loss.
We made adjustments to correct immaterial errors within this selected financial data. For a detailed explanation of these adjustments, please refer to Note R, "Immaterial Error Corrections".

(b)	Previously reserved sales returns and accounts written off as uncollectible.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.
Date:	August 1, 2016	By:	/S/ HOWARD W. DONNELLY
Howard W. Donnelly, Chairman of the Board, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 1, 2016	/S/ HOWARD W. DONNELLY
Howard W. Donnelly,
Chairman of the Board, Director

Date:	August 1, 2016	/S/ JAMES C. CLEMMER
James C. Clemmer,
Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2016	/S/ PETER KISH
Peter Kish,
Interim—Chief Financial Officer, (Principal Financial and Chief Accounting Officer)

Date:	August 1, 2016	/S/ WESLEY E. JOHNSON, JR.
Wesley E. Johnson, Jr.,
Director

Date:	August 1, 2016	/S/ JEFFREY G. GOLD
Jeffrey G. Gold,
Director

Date:	August 1, 2016	/S/ DENNIS S. METENY
Dennis S. Meteny,
Director

Date:	August 1, 2016	/S/ STEVEN R. LAPORTE
Steven R. LaPorte,
Director

Date:	August 1, 2016	/S/ KEVIN J. GOULD
Kevin J. Gould,
Director

Date:	August 1, 2016	/S/ DAVID BURGSTAHLER
David Burgstahler,
Director

Date:	August 1, 2016	/S/ SRIRAM VENKATARAMAN
Sriram Venkataraman,
Director

EXHIBITS

(b)	Exhibits
2.1
Stockholders Agreement, dated as of May 22, 2012, among AngioDynamics, Inc. and the stockholders set forth on the signature pages thereto (incorporated by reference to Exhibit 2.2 of the Company’s current report on Form 8-K filed with the Commission on May 25, 2012).

2.2
Stock Purchase Agreement, dated as of October 8, 2012, by and among AngioDynamics, Inc., Vortex Medical, Inc. (“Vortex”), the stockholders of Vortex set forth on the signature pages thereto, the option holders of Vortex set forth on the signature pages thereto and CHTP Management Services, Inc., as sellers’ representative (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K, filed with the Commission on October 12, 2012).

3.1.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10-Q, filed with the Commission on October 7, 2005).
3.1.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AngioDynamics, Inc. (incorporated by reference to Exhibit 3.1.2 of the Company's annual report on Form 10-K, filed with the Commission on August 10, 2015).

3.2	Second Amended and Restated By-Laws, effective October 16, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on October 21, 2015).
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

10.1.5
AngioDynamics 2015 Total Shareholder Return Performance Unit Agreement Program (incorporated by reference to Exhibit 10.1.5 of the Company’s annual report on Form 10-K filed with the Commission on August 10, 2015).

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

10.4.3
Form of 2015 Performance Share Award Agreement pursuant to the AngioDyanmics, Inc. 2004 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.4.3 of the Company’s annual report on Form 10-K filed with the Commission on August 10, 2015).

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
10.11.1
Employment Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on April 6, 2016).

10.12
Change in Control Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the Commission on April 6, 2016).

10.12.1	Form of Severance Agreement of AngioDynamics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K, filed with the Commission on October 31, 2007).
10.13	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.13 of the Company's annual report on Form 10-K filed with the Commission on January 12, 2015).
10.13.1
Performance Share Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K, filed with the Commission on April 6, 2016).

10.14
AngioDynamics, Inc. Total Shareholder Return Performance Share Award Program - Performance Period Ending July 2019 (incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K, filed with the Commission on April 6, 2016).

10.15
Stock Option Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer (incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K, filed with the Commission on April 6, 2016).

10.16
Restricted Stock Unit Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer (incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K, filed with the Commission on April 6, 2016).

10.17
Separation Agreement and General Release, dated April 22, 2016, between AngioDynamics, Inc. and Joseph M. DeVivo (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the Commission on April 27, 2016).

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