Form 10-Q
period 2016-08-31
ANGIODYNAMICS INC
filed 2016-10-05
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 3, 2016
Common Stock, par value $.01	36,884,124

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended
	Aug 31, 2016	Aug 31, 2015
Net sales	$88,098	$83,753
Cost of sales (exclusive of intangible amortization)	43,066	40,382
Gross profit	45,032	43,371
Operating expenses
Research and development	6,709	6,129
Sales and marketing	19,488	21,200
General and administrative	8,168	7,914
Amortization of intangibles	4,235	4,415
Change in fair value of contingent consideration	443	355
Acquisition, restructuring and other items, net	2,417	2,143
Medical device excise tax	—	1,003
Total operating expenses	41,460	43,159
Operating income (loss)	3,572	212
Other (expenses) income
Interest expense	(723)	(800)
Interest income	4	1
Other income (expense)	50	(118)
Total other expenses, net	(669)	(917)
Income (loss) before income tax expense (benefit)	2,903	(705)
Income tax expense	1,603	70
Net income (loss)	$1,300	$(775)
Income (loss) per share
Basic	$0.04	$(0.02)
Diluted	$0.04	$(0.02)
Basic weighted average shares outstanding	36,319	35,960
Diluted weighted average shares outstanding	36,698	35,960
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2016	Aug 31, 2015
Net Income (loss)	$1,300	$(775)
Other comprehensive income (loss), before tax:
Unrealized gain on interest rate swap	—	66
Unrealized gain (loss) on marketable securities	(6)	3
Foreign currency translation (loss)	(294)	(90)
Other comprehensive (loss), before tax	(300)	(21)
Income tax (expense) benefit related to items of other comprehensive income	2	(26)
Other comprehensive (loss), net of tax	(298)	(47)
Total comprehensive income (loss), net of tax	$1,002	$(822)
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Aug 31, 2016	May 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,411	$32,333
Marketable securities	1,647	1,653
Accounts receivable, net of allowances of $4,094 and $4,372 respectively	50,124	52,867
Inventories	58,274	55,370
Prepaid income taxes	568	788
Prepaid expenses and other	4,258	3,243
Total current assets	152,282	146,254
Property, plant and equipment, net	47,230	48,284
Other assets	3,605	3,827
Intangible assets, net	162,342	166,577
Goodwill	361,252	361,252
TOTAL ASSETS	$726,711	$726,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$15,648	$15,616
Accrued liabilities	19,214	21,896
Income taxes payable	16	46
Current portion of long-term debt	17,500	16,250
Current portion of contingent consideration	13,053	12,919
Total current liabilities	65,431	66,727
Long-term debt, net of current portion	100,652	104,291
Deferred income taxes, long-term	23,246	21,684
Contingent consideration, net of current portion	23,565	25,356
Other long-term liabilities	1,100	908
Total liabilities	213,994	218,966
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 75,000,000 shares authorized; 36,881,766 and 36,420,403 shares issued and 36,739,461 and 36,278,098 shares outstanding at August 31, 2016 and May 31, 2016, respectively	366	363
Additional paid-in capital	530,259	525,775
Accumulated deficit	(14,715)	(16,015)
Treasury stock, 142,305 shares, at cost	(2,104)	(2,104)
Accumulated other comprehensive loss	(1,089)	(791)
Total stockholders’ equity	512,717	507,228
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$726,711	$726,194
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2016	Aug 31, 2015
Cash flows from operating activities:
Net income (loss)	$1,300	$(775)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,153	7,113
Stock based compensation	1,684	1,626
Change in fair value of contingent consideration	443	355
Deferred income taxes	1,565	(208)
Fixed and intangible asset impairments and disposals	45	220
Change in accounts receivable allowances	(197)	109
Other	18	(13)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,822	5,925
Inventories	(3,049)	(6,922)
Prepaid expenses and other assets	(869)	(2,605)
Accounts payable, accrued and other liabilities	(2,475)	(126)
Net cash provided by operating activities	7,440	4,699
Cash flows from investing activities:
Additions to property, plant and equipment	(481)	(743)
Net cash used in investing activities	(481)	(743)
Cash flows from financing activities:
Repayment of long-term debt	(2,500)	(1,250)
Payment of contingent consideration previously established in purchase accounting	(2,100)	(2,100)
Proceeds from exercise of stock options and employee stock purchase plan	2,803	1,279
Net cash (used in) financing activities	(1,797)	(2,071)
Effect of exchange rate changes on cash and cash equivalents	(84)	(8)
Increase in cash and cash equivalents	5,078	1,877
Cash and cash equivalents at beginning of period	32,333	18,391
Cash and cash equivalents at end of period	$37,411	$20,268
Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for acquisition of intangibles and business	$—	$—
Contractual obligations for acquisition of fixed assets	$52	$111
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2016	36,420,403	$363	$525,775	$(16,015)	$(791)	(142,305)	$(2,104)	$507,228
Net income (loss)				1,300				1,300
Exercise of stock options	221,528	1	2,530					2,531
Purchase of common stock under ESPP	78,647	1	728					729
Issuance of performance share units, net	23,405	—	—					—
Issuance of restricted stock units, net	137,783	1	(458)					(457)
Stock based compensation			1,684					1,684
Other comprehensive loss, net of tax					(298)			(298)
Balance at August 31, 2016	36,881,766	$366	$530,259	$(14,715)	$(1,089)	(142,305)	$(2,104)	$512,717
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
NOTE A – CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The consolidated condensed balance sheet as of August 31, 2016, the consolidated condensed statement of stockholders’ equity and consolidated condensed statement of cash flows for the three months ended August 31, 2016 and the consolidated condensed statements of income (loss) and consolidated condensed statements of comprehensive income (loss) for the three months ended August 31, 2016 and August 31, 2015 have been prepared by us and are unaudited. The consolidated condensed balance sheet as of May 31, 2016 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended August 31, 2016 (and for all periods presented) have been made.
The unaudited interim consolidated condensed financial statements for the three months ended August 31, 2016 and August 31, 2015 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.

Recent Developments

On July 22, 2016, Michael C. Greiner was appointed Executive Vice President and Chief Financial Officer ("CFO") of the Company, effective August 16, 2016. On July 27, 2016, Peter J. Kish was designated as the principal financial officer and principal accounting officer of the Company by the Board of Directors of the Company. Mr. Kish served in this role until Mr. Greiner began his service as CFO on August 16, 2016.

NOTE B – INVENTORIES
Inventories are stated at lower of cost (using the first-in, first-out method) or market. As of August 31, 2016 and May 31, 2016, inventories consisted of the following:

	Aug 31, 2016	May 31, 2016
	(in thousands)
Raw materials	$22,584	$21,669
Work in process	11,528	10,700
Finished goods	24,162	23,001
Inventories	$58,274	$55,370

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

NOTE D – GOODWILL AND INTANGIBLE ASSETS
Intangible assets other than goodwill and indefinite lived intangible assets are amortized over their estimated useful lives, which range between one and eighteen years, on either a straight-line basis or proportionately to the benefit being realized. We periodically review the estimated useful lives of our intangible assets and review such assets for impairment, based on estimated future cash flows, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
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
Even though we determined that there was no goodwill impairment as of December 31, 2015, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2016. We continued to assess impairment through August 31, 2016 and noted no events that would be considered a triggering event.
There were no adjustments to goodwill for the three months ended August 31, 2016.
As of August 31, 2016 and May 31, 2016, intangible assets consisted of the following:

	August 31, 2016
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
(in thousands)				(years)
Product technologies	$148,378	$(53,553)	$94,825	10.2
Customer relationships	88,389	(48,153)	40,236	11.9
Trademarks	28,470	(6,976)	21,494	10.7
In process R&D acquired	3,600	—	3,600	Indefinite
Licenses	5,037	(4,009)	1,028	9.1
Distributor relationships	2,150	(991)	1,159	5.2
	$276,024	$(113,682)	$162,342

	May 31, 2016
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted avg useful life
(in thousands)				(years)
Product technologies	$148,387	$(51,313)	$97,074	10.2
Customer relationships	88,389	(47,133)	41,256	11.9
Trademarks	28,470	(6,242)	22,228	10.7
In process R&D acquired	3,600	—	3,600	Indefinite
Licenses	7,931	(6,716)	1,215	7.6
Distributor relationships	2,150	(946)	1,204	5.2
	$278,927	$(112,350)	$166,577

NOTE E – ACCRUED LIABILITIES
As of August 31, 2016 and May 31, 2016, accrued liabilities consisted of the following:

	Aug 31, 2016	May 31, 2016
	(in thousands)
Payroll and related expenses (1)	$6,618	$9,414
Royalties	2,345	2,489
Accrued severance	1,388	1,524
Sales and franchise taxes (2)	2,106	565
Outside services (3)	1,172	2,063
Other	5,585	5,841
	$19,214	$21,896

(1) Includes accrued payroll, commissions and bonus. Decrease from year end due to bonus payment in the first quarter.
(2) Includes accrued federal and state withholdings on equity, accrued VAT and state tax liabilities. Increase from year end due to tax liabilities related to equity exercises.
(3) Includes accrued legal fees. Decrease from year end due to payments made in the first quarter.

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
The Credit Agreement provides for a $100 million senior secured term loan facility (“Term Loan”) and a $100 million senior secured revolving credit facility, which includes up to a $20 million sublimit for letters of credit and a $5 million sublimit for swingline loans (the “Revolving Facility”, and together with the Term Loan, the “Facilities”). On September 19, 2013, we borrowed $100 million under the Term Facility and approximately $41.4 million under the Revolving Facility to repay the Former Credit Agreement. As of August 31, 2016, $82.5 million and $36.4 million were outstanding under the Term Facility and Revolving Facility, respectively. As of August 31, 2016 and May 31, 2016 the carrying value of long-term debt approximates its fair market value.
The proceeds of the Revolving Facility may be used for general corporate purposes of AngioDynamics and its subsidiaries. The Facilities have a five years maturity. The Term Loan has a quarterly repayment schedule equal to 5%, 5%, 10%, 15% and 65% of its principal amount in years one through five. Interest on both the Term Loan and Revolving Facility are based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.5% to 2.25% respectively. After default, the interest rate may be increased by 2.0%. The Revolving Facility carries a commitment fee of 0.2% to 0.35% per annum on the unused portion.
Our obligations under the Facilities are unconditionally guaranteed, jointly and severally, by our material direct and indirect domestic subsidiaries (the “Guarantors”). All obligations of AngioDynamics and the Guarantors under the Facilities are secured by first priority security interests in substantially all of the assets of AngioDynamics and the Guarantors.
The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. The first financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated adjusted EBITDA minus consolidated capital expenditures to consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.35 to 1.00. The second financial covenant requires us to maintain, as of the end of each of our fiscal quarters, a ratio of consolidated total indebtedness to consolidated adjusted EBITDA of not greater than 3.75 to 1.00. We were in compliance with both covenants as of August 31, 2016.

NOTE G - INCOME TAXES

The following table presents the components of income tax expense for the three months ended August 31, 2016 and August 31, 2015 (in thousands of dollars):

	Three Months Ended
	Aug 31, 2016	Aug 31, 2015
Income (loss) before Income Taxes	$2,903	$(705)
Less discrete book income (expense):
Non-taxable portion of change in fair value of contingent consideration	—	170
Ordinary income (loss) before income taxes	2,903	(875)

Income tax expense (benefit) based on ordinary income (loss) at estimated tax rates	$1,603	$(376)
Discrete tax expense (benefit):
Adjustment for elimination of the ASC 718 APIC pool	—	471
Adjustments to prior period tax liabilities	—	(25)
Total income tax expense	$1,603	$70

The estimated full year effective tax rate prior to discrete items was 55.2% in the first quarter of fiscal 2017, as compared to 43.0% for the same period in fiscal 2016. The change in the effective tax rate is primarily driven by the impact of the US valuation allowance and the deferred tax liability related to intangibles that have an indefinite reversal period and cannot be used to support the deferred tax assets.
A valuation allowance is established if it is more likely than not that all, or a portion of the deferred tax asset will not be realized. The Company has established that it is more likely than not that some, or all of their deferred tax assets will not be recognized in future years. Consequently, the Company continues to maintain a full U.S. valuation allowance on its net deferred tax assets.  Management will continue to reevaluate the positive and negative evidence at each reporting period and if future results as projected in the U.S. and our tax planning strategies are favorable, the valuation allowance may be removed, which could have a favorable material impact on our results of operations in the period in which it is recorded.

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

For the three months ended August 31, 2016 and August 31, 2015, share-based payment expense was $1.7 million and $1.6 million, respectively.

In the three months ended August 31, 2016 and August 31, 2015, the company granted stock options and restricted stock units under the 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of our shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.

In the first quarter of fiscal year 2017 and 2016, the company granted performance share awards under the 2004 Plan to certain employees. The awards may be earned by achieving relative performance levels over the three years requisite service period. The performance criteria are based on the total shareholder return ("TSR") of the company's common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards are based on the closing trading value of our shares on the date of grant and use a Monte Carlo simulation model.

As of August 31, 2016, there were $18.3 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The Company has sufficient shares to satisfy expected share-based payment arrangements.

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
The following table reconciles basic to diluted weighted-average shares outstanding for the three months ended August 31, 2016 and August 31, 2015 (in thousands):

	Three Months Ended
	Aug 31, 2016	Aug 31, 2015
Basic	36,319	35,960
Effect of dilutive securities	379	—
Diluted	36,698	35,960

Securities excluded as their inclusion would be anti-dilutive	1,503	3,241

NOTE J – SEGMENT AND GEOGRAPHIC INFORMATION

We consider our business to be a single operating segment entity engaged in the development, manufacture and sale of medical devices for vascular access, peripheral vascular disease, oncology and surgery on a global basis. Our chief operating decision maker (CEO) evaluates the various global product portfolios on a net sales basis. Executives reporting to the CEO include those responsible for commercial operations, manufacturing operations, regulatory and quality and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources.
The table below summarizes net sales by product category (in thousands of dollars):

	Three Months Ended
	Aug 31, 2016	Aug 31, 2015
Net sales
Peripheral Vascular	$51,409	$47,106
Vascular Access	25,005	24,645
Oncology/Surgery	11,064	11,334
Supply Agreement	620	668
Total	$88,098	$83,753
The table below presents net sales by geographic area based on external customer location (in thousands of dollars):

	Three Months Ended
	Aug 31, 2016	Aug 31, 2015
Net sales
United States	$71,753	$68,369
International	15,725	14,716
Supply Agreement	620	668
Total	$88,098	$83,753

NOTE K – FAIR VALUE
Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable and contingent consideration. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the immediate or short-term maturities. Marketable securities have been recorded at their fair value based on a valuation received from an independent third party. The contingent consideration has been recorded at fair value using the income approach.
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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2016 and May 31, 2016 (in thousands of dollars):

	Fair Value Measurements using inputs considered as:			Fair Value at August 31, 2016
	Level 1	Level 2	Level 3
Financial Assets
Marketable securities
U.S. government agency obligations	$—	$—	$1,647	$1,647
Total	—	—	1,647	1,647
Total Financial Assets	$—	$—	$1,647	$1,647
Financial Liabilities
Contingent liability for acquisition earn out	—	—	36,618	36,618
Total Financial Liabilities	$—	$—	$36,618	$36,618

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2016
	Level 1	Level 2	Level 3
Financial Assets
Marketable securities
U.S. government agency obligations	$—	$—	$1,653	$1,653
Total	—	—	1,653	1,653
Total Financial Assets	$—	$—	$1,653	$1,653
Financial Liabilities
Contingent liability for acquisition earn out	—	—	38,275	38,275
Total Financial Liabilities	$—	$—	$38,275	$38,275
There were no transfers in and out of Level 1, 2 and 3 measurements for the three months ended August 31, 2016 and May 31, 2016.
The table below presents the changes in fair value components of Level 3 instruments in the three months ended August 31, 2016 (in thousands of dollars):

	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance, May 31, 2016	$1,653	$38,275
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration (1)	—	443
Included in other comprehensive income (loss)	(6)	—
Contingent consideration payments	—	(2,100)
Balance, August 31, 2016	$1,647	$36,618
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
The fair value of our liability for contingent consideration is determined using a discounted cash flow model applied to projected net sales, using probabilities of achieving projected net sales and projected payment dates. Projected net sales are based on our internal projections and extensive analysis of the target market and the sales potential. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future. At August 31, 2016, the revenue based payments are being calculated based on our current sales forecast which is at the minimums for contingent payments.
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of August 31, 2016 (in thousands of dollars):

	Fair value at	Valuation
	Aug 31, 2016	Technique	Unobservable Input	Range
Revenue based payments	$33,555	Discounted cash flow	Discount rate	4%
			Probability of achieving sales	75-100%
			Projected fiscal year of payment	2017 - 2023
Milestone based payments	3,063	Discounted cash flow	Discount rate	16%
			Probability of achieving milestone	75-100%
			Projected fiscal year of payment	2017
Total	$36,618
At August 31, 2016, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $38.7 million. The milestones, including sales projections, associated with the contingent consideration must be reached in future periods ranging from fiscal years 2017 to 2023 in order for the associated consideration to be paid.

NOTE L – MARKETABLE SECURITIES
Marketable securities, which are principally government agency bonds, auction rate investments and corporate commercial paper, are classified as “available-for-sale securities” and are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold investments in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers, which back a majority of this market. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the securities in the near term. As of August 31, 2016 and May 31, 2016, we had $1.6 million and $1.7 million, respectively, in investments in two auction rate securities issued by New York state and local government authorities that failed auctions. The authorities are current in their interest payments on the securities. The auction rate securities mature in 2022 and 2029.

As of August 31, 2016 and May 31, 2016, marketable securities consisted of the following (in thousands of dollars):

As of August 31, 2016	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency obligations	$1,800	$—	$(153)	$1,647
	$1,800	$—	$(153)	$1,647

As of May 31, 2016	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. government agency obligations	$1,800	$—	$(147)	$1,653
	$1,800	$—	$(147)	$1,653

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

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. On March 11, 2015, the U.S. Court of Appeals for the First Circuit affirmed the judgment.  The defendants petitioned to the U.S. Supreme Court for a writ of certiorari.  The Supreme Court denied the petition on November 30, 2015. The defendants have also filed an appeal with the U.S. Court of Appeals for the First Circuit regarding civil contempt sanctions imposed by the Massachusetts District Court as a result of defendants’ completion of the downstream merger in violation of the Court’s injunction. On May 6, 2016, the First Circuit issued an opinion rejecting this latest appeal.  On February 18, 2016, the Massachusetts District Court issued an order compelling the Massachusetts defendants to provide post-judgment discovery intended to aid us in potentially collecting our judgment.  On March 21, 2016, the Massachusetts defendants noticed an appeal from this order. On August 31, 2016, the First Circuit dismissed that appeal. On June 27, 2016, we filed a motion asking the Massachusetts District Court to impose sanctions on the Massachusetts defendants for their failure to comply with the post-judgment discovery order.

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

NOTE N – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows under Topic 230. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-15 should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

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

In April 2015, the FASB issued ASC Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Update No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Update No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. Early adoption is permitted for financial statements that have not been previously issued. This update was applied retrospectively as of August 31, 2016. The deferred financing fees included in other assets of $0.8 million and $0.9 million was classified as long-term debt for the periods August 31, 2016 and May 31, 2016, respectively, in the consolidated condensed balance sheet. This update did not impact the results of our operations.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). Update No. 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Update No. 2016-01 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years and early application is permitted. The Company is currently in the process of evaluating the impact.

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

NOTE O – RESTRUCTURING
For the three months ended August 31, 2016 and August 31, 2015 we had a restructuring of finance, research and development, and sales and marketing organizations to improve our profitability. As part of the restructuring, we recorded $0.3 million and $1.1 million of severance and restructuring expense during the three month periods, respectively, which is included in “Acquisition, restructuring and other items, net” in the statements of income.

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

Executive Overview

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

During the first quarter of fiscal 2017, Michael C. Greiner was appointed Executive Vice President and Chief Financial Officer of the Company.

In evaluating the operating performance of our business management focuses on revenue growth, constant currency revenue growth, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the quarter ended August 31, 2016 compared to the quarter ended August 31, 2015 are as follows:

First quarter 2017
• Reported revenue increased by 5% to $88.1 million.
• Constant currency revenue increased by 5%.
• Operating income increased by $3.4 million to $3.6 million.
• Earnings per share increased by $0.06 to $0.04.
• Cash flow from operations increased by $2.7 million to $7.4 million.

For our first quarter results, revenue growth was primarily driven by growth in the Peripheral Vascular franchise as a result of opportunities created by the Cook Medical recall. Other favorable trends and growth drivers include the solid performance of BioFlo in both Midline and Dialysis, as well as growth NanoKnife and Microwave in the Oncology/Surgery business. The increase in operating income was driven by volume growth and continued margin improvements.

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

Results of Operations for the Three Months ended August 31, 2016 and August 31, 2015

For the three months ended August 31, 2016, we reported net income of $1.3 million, or $0.04 per diluted share, on net sales of $88.1 million, compared with a net loss of $(0.8) million, or $(0.02) per share, on net sales of $83.8 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the three months ended August 31, 2016 and August 31, 2015:

	Three months ended
	Aug 31, 2016	Aug 31, 2015	% Growth	Currency Impact (Pos) Neg	Constant Currency
Net Sales by Product Category
Peripheral Vascular	$51,409	$47,106	9%
Vascular Access	25,005	24,645	1%
Oncology/Surgery	11,064	11,334	-2%
Total Excluding Supply Agreement	87,478	83,085	5%	0%	5%
Supply Agreement	620	668	-7%	0%	-7%
Total	$88,098	$83,753	5%	0%	5%

Net Sales by Geography
United States	$71,753	$68,369	5%	0%	5%
International	15,725	14,716	7%	1%	8%
Supply Agreement	620	668	-7%	0%	-7%
Total	$88,098	$83,753	5%	0%	5%

For the three months ended August 31, 2016, net sales increased $4.3 million to $88.1 million compared to the same period in the prior year. As shown in the table above, consolidated net sales increased by 5%.
From a product line perspective, Peripheral Vascular sales increased $4.3 million primarily attributable to increased volume in our angiographic product line which is offsetting softness in the remaining Peripheral Vascular business. Vascular Access sales increased $0.4 million or 1% due in continued strength in our Bioflo Midline and Dialysis products offsetting softness in the remaining Vascular Access. Oncology Surgery sales decreased 2% driven by lower RF sales which are partially offset by increased Microwave and NanoKnife disposable sales.
From a geographic perspective, U.S. sales increased $3.4 million due primarily to increased volume in the angiographic product line, BioFlo Midlines and NanoKnife. International sales increased 8% on a constant-currency basis, primarily attributable to growth in the angiographic product line offset by decreases in our RF products and Nano disposable sales.

Gross Profit, Operating expenses, and Other income (expense)

	Three months ended
	Aug 31, 2016	Aug 31, 2015	% Change
Gross profit	$45.0	$43.4	4%
Gross profit % of sales	51.1%	51.8%
Research and development	$6.7	$6.1	10%
% of sales	7.6%	7.3%
Selling and marketing	$19.5	$21.2	-8%
% of sales	22.1%	25.3%
General and administrative	$8.2	$7.9	4%
% of sales	9.3%	9.4%
Medical device excise tax	$—	$1.0	-100%
% of sales	—%	1.2%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. The $1.6 million increase compared to 2016 is primarily attributable to sales volume and net plant productivity offset by pricing pressures and product mix.
Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs. R&D expenses increased $0.6 million for the three months ending August 31, 2016 due to investments in a new product development process ($0.2 million) and Regulatory and registration costs ($0.4million).
Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. S&M expenses decreased by $1.7 million for the three months ending August 31, 2016 due to open positions ($0.6 million), reduced travel costs ($0.3 million), meetings expenses ($0.4M), bad debt expense ($0.2 million) and other ($0.2 million).
General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses increased $0.3 million for the three months ended August 31, 2016 due to timing of professional fees ($0.3 million) and executive restructuring which led to higher recruiting costs, relocations and bonus ($0.3 million) offset by fully depreciated assets in the end of FY16 ($0.3 million).
Medical device excise tax - Medical devices excise tax is assessed on our US product sales subject to exclusions and adjustments. The expense decreased for the three months ending August 31, 2016 compared to the prior year due to the suspension of the medical device excise tax as of the end of December 2015.

	Three months ended
	Aug 31, 2016	Aug 31, 2015	$ Change
Amortization of intangibles	$4.2	$4.4	$(0.2)
Change in fair value of contingent consideration	$0.4	$0.4	$—
Acquisition, restructuring and other items, net	$2.4	$2.1	$0.3
Other expense	$(0.7)	$(0.9)	$0.2
Amortization of intangibles - Amortization of intangibles decreased from the three months ending August 31, 2016 to August 31, 2015 primarily due to an intangible becoming fully amortized.
Change in fair value of contingent consideration - Represents changes in the contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration. The changes were consistent for the three months ended August 31, 2016 and August 31, 2015.
Acquisition, restructuring and other items, net - Expense for the three months ended August 31, 2016 consists primarily of $0.3 million in severance, $1.8 million in litigation expense and other miscellaneous items. The three months ended August 31, 2015 included $0.4 million in accelerated depreciation, $1.3 million in litigation expense and other miscellaneous items.
Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs. Expenses were consistent year over year in composition.

	Three months ended
	Aug 31, 2016	Aug 31, 2015
Income tax expense (benefit)	$1.6	$0.1
Effective tax rate including discrete items	55.2%	(9.9)%

Income taxes - Our effective tax rate including discrete items for the three month periods ended August 31, 2016 and August 31, 2015 was 55.2% and (9.9)%, respectively. The change in the effective tax rate, detailed in Note G, is primarily driven by the impact of the US valuation allowance and the deferred tax liability related to intangibles that have an indefinite reversal period and cannot be used to support the deferred tax assets.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $37.4 million as of August 31, 2016, compared with $32.3 million as of May 31, 2015. Marketable securities totaled $1.6 million and $1.7 million as of August 31, 2016 and May 31, 2016, respectively, and consist of auction rate securities. As of August 31, 2016, total debt was $118.2 million and the fair value of contingent consideration payments was $36.6 million.
The table below summarizes our cash flows for the three months ended August 31, 2016 and August 31, 2015 (in thousands of dollars):

	Three Months Ended
	Aug 31, 2016	Aug 31, 2015
Cash provided by (used in):
Operating activities	$7,440	$4,699
Investing activities	(481)	(743)
Financing activities	(1,797)	(2,071)
Effect of exchange rate changes on cash and cash equivalents	(84)	(8)
Net change in cash and cash equivalents	$5,078	$1,877
Cash provided by operating activities during the three months ended August 31, 2016 and August 31, 2015, was primarily the result of net income (loss) excluding non-cash items offset by unfavorable shifts in working capital. In the current year period, favorable working capital change in accounts receivable were offset by negative movements in payables and accrued expenses and inventory due to inventory build to meet demands.
The net cash used in investing activities for the current year period consisted of $0.5 million in fixed asset additions. The prior year use of cash consisted primarily of $0.7 million of fixed asset additions.
The net cash provided by financing activities is the result of a $2.8 of proceeds from stock option and ESPP activity offset by $2.1 million in payments on earn-out liabilities and $2.5 million in repayments on long-term debt.
The Company will make payments to EmboMedics upon the achievement of certain milestones as prescribed by the agreement disclosed in Note C. This will affect cash flows, the amount of contractual obligations and the liquidity calculation.

We believe that our current cash and investment balances, together with cash generated from operations and our remaining revolving credit facility capacity of $64.0 million as of August 31, 2016, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. On March 11, 2015, the U.S. Court of Appeals for the First Circuit affirmed the judgment.  The defendants petitioned to the U.S. Supreme Court for a writ of certiorari.  The Supreme Court denied the petition on November 30, 2015. The defendants have also filed an appeal with the U.S. Court of Appeals for the First Circuit regarding civil contempt sanctions imposed by the Massachusetts District Court as a result of defendants’ completion of the downstream merger in violation of the Court’s injunction. On May 6, 2016, the First Circuit issued an opinion rejecting this latest appeal.  On February 18, 2016, the Massachusetts District Court issued an order compelling the Massachusetts defendants to provide post-judgment discovery intended to aid us in potentially collecting our judgment.  On March 21, 2016, the Massachusetts defendants noticed an appeal from this order. On August 31, 2016, the First Circuit dismissed that appeal. On June 27, 2016, we filed a motion asking the Massachusetts District Court to impose sanctions on the Massachusetts defendants for their failure to comply with the post-judgment discovery order.

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
In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2016 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk. There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended August 31, 2016:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
June 1 - June 30, 2016	—	$—	—	—
July 1 - July 31, 2016	9,063	$15.73	—	—
August 1 - August 31, 2016	7,092	$16.02	—	—
Total	16,155	$15.85	—	—

(1)	The Company repurchased 16,155 shares during the three months ended August 31, 2016 from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

Item 3.	Defaults on Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
EXHIBIT INDEX

No.	Description

10.1	AngioDynamics 2016 Total Shareholder Return Performance Unit Agreement Program.

10.2	Form of 2015 Performance Share Award Agreement pursuant to the AngioDyanmics, Inc. 2004 Stock and Incentive Award Plan.

10.3	Change in Control Agreement, effective August 18, 2016, between AngioDynamics, Inc. and Michael C. Greiner.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	October 5, 2016	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	October 5, 2016	/ S / MICHAEL C. GREINER
Michael C. Greiner, Executive Vice President, Chief Financial Officer (Principal Financial and Principal Accounting Officer)