Form 10-Q
period 2016-11-30
ANGIODYNAMICS INC
filed 2017-01-06
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 3, 2017
Common Stock, par value $.01	37,146,923

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	Nov 30, 2016	Nov 30, 2015	Nov 30, 2016	Nov 30, 2015
Net sales	$89,029	$89,284	$177,127	$173,037
Cost of sales (exclusive of intangible amortization)	44,019	43,400	87,085	83,782
Gross profit	45,010	45,884	90,042	89,255
Operating expenses:
Research and development	5,913	6,179	12,622	12,308
Sales and marketing	19,524	21,378	39,012	42,578
General and administrative	7,784	8,082	15,952	15,996
Amortization of intangibles	4,291	4,483	8,526	8,898
Change in fair value of contingent consideration	(15,951)	306	(15,508)	661
Acquisition, restructuring and other items, net	7,861	3,913	10,278	6,056
Medical device excise tax	—	978	—	1,981
Total operating expenses	29,422	45,319	70,882	88,478
Operating income	15,588	565	19,160	777
Other (expenses) income:
Interest expense	(813)	(998)	(1,536)	(1,798)
Interest income	3	1	7	2
Other expense	(363)	(239)	(313)	(357)
Total other expenses, net	(1,173)	(1,236)	(1,842)	(2,153)
Income (loss) before income tax expense (benefit)	14,415	(671)	17,318	(1,376)
Income tax expense (benefit)	681	(337)	2,284	(267)
Net income (loss)	$13,734	$(334)	$15,034	$(1,109)
Income (loss) per share
Basic	$0.37	$(0.01)	$0.41	$(0.03)
Diluted	$0.37	$(0.01)	$0.41	$(0.03)
Basic weighted average shares outstanding	36,807	36,140	36,606	36,051
Diluted weighted average shares outstanding	37,146	36,140	37,000	36,051
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands of dollars)

	Three Months Ended		Six Months Ended
	Nov 30, 2016	Nov 30, 2015	Nov 30, 2016	Nov 30, 2015
Net Income (loss)	$13,734	$(334)	$15,034	$(1,109)
Other comprehensive income (loss), before tax:
Unrealized gain on interest rate swap	—	90	—	156
Unrealized gain (loss) on marketable securities	6	(29)	—	(25)
Foreign currency translation (loss)	(571)	(347)	(862)	(438)
Other comprehensive (loss), before tax	(565)	(286)	(862)	(307)
Income tax (expense) benefit related to items of other comprehensive income	—	(22)	—	(47)
Other comprehensive (loss), net of tax	(565)	(308)	(862)	(354)
Total comprehensive income (loss), net of tax	$13,169	$(642)	$14,172	$(1,463)
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Nov 30, 2016	May 31, 2016
Assets
Current assets:
Cash and cash equivalents	$35,664	$32,333
Marketable securities	1,203	1,653
Accounts receivable, net of allowances of $3,170 and $4,372 respectively	50,171	52,867
Inventories	56,667	55,370
Prepaid income taxes	644	788
Prepaid expenses and other	3,453	3,243
Total current assets	147,802	146,254
Property, plant and equipment, net	47,116	48,284
Other assets	1,561	3,827
Intangible assets, net	154,439	166,577
Goodwill	361,252	361,252
Total assets	$712,170	$726,194
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,286	$15,616
Accrued liabilities	20,908	21,896
Income taxes payable	118	46
Current portion of long-term debt	5,000	16,250
Current portion of contingent consideration	9,440	12,919
Total current liabilities	50,752	66,727
Long-term debt, net of current portion	110,163	104,291
Deferred income taxes	23,750	21,684
Contingent consideration, net of current portion	3,073	25,356
Other long-term liabilities	1,083	908
Total liabilities	188,821	218,966
Commitments and contingencies (Footnote N)
Stockholders' equity
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 75,000,000 shares authorized; 37,146,923 and 36,420,403 shares issued and 36,504,618 and 36,278,098 shares outstanding at November 30, 2016 and May 31, 2016, respectively	369	363
Additional paid-in capital	535,558	525,775
Accumulated deficit	(981)	(16,015)
Treasury stock, 642,305 shares and 142,305 at November 30, 2016 and May 31, 2016, respectively, at cost	(9,944)	(2,104)
Accumulated other comprehensive loss	(1,653)	(791)
Total stockholders’ equity	523,349	507,228
Total liabilities and stockholders' equity	$712,170	$726,194
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Six Months Ended
	Nov 30, 2016	Nov 30, 2015
Cash flows from operating activities:
Net income (loss)	$15,034	$(1,109)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,286	14,310
Stock based compensation	3,385	2,860
Change in fair value of contingent consideration	(15,508)	661
Deferred income taxes	2,070	(591)
Bad debt expense	(610)	338
Fixed and intangible asset impairments and disposals	3,744	622
Write-off of other assets	2,685	—
Other	(576)	(261)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,043	4,908
Inventories	(1,558)	(3,473)
Prepaid expenses and other	(468)	(2,141)
Accounts payable, accrued and other liabilities	(1,140)	(1,846)
Net cash provided by operating activities	22,387	14,278
Cash flows from investing activities:
Additions to property, plant and equipment	(1,846)	(1,168)
Proceeds from sale or maturity of marketable securities	450	25
Net cash used in investing activities	(1,396)	(1,143)
Cash flows from financing activities:
Proceeds from issuance of and borrowings on long-term debt	116,471	—
Repayment of long-term debt	(121,410)	(3,750)
Deferred financing costs on long-term debt	(1,177)	—
Payment of contingent consideration previously established in purchase accounting	(9,850)	(9,850)
Repurchase of common stock	(7,840)	—
Proceeds from exercise of stock options and employee stock purchase plan	6,404	1,230
Net cash used in financing activities	(17,402)	(12,370)
Effect of exchange rate changes on cash and cash equivalents	(258)	(160)
Increase in cash and cash equivalents	3,331	605
Cash and cash equivalents at beginning of period	32,333	18,391
Cash and cash equivalents at end of period	$35,664	$18,996
Supplemental disclosure of non-cash investing and financing activities:

Contractual obligations for acquisition of fixed assets	$22	$228
Contractual obligations for deferred financing fees	$158	$—
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2016	36,420,403	$363	$525,775	$(16,015)	$(791)	(142,305)	$(2,104)	$507,228
Net income				15,034				15,034
Exercise of stock options	481,219	4	6,128					6,132
Issuance/Cancellation of restricted stock units	142,415	1	(458)					(457)
Issuance/Cancellation of performance share units	23,405							—
Purchases of common stock under ESPP	79,481	1	728					729
Stock based compensation			3,385					3,385
Common stock repurchased						(500,000)	(7,840)	(7,840)
Other comprehensive income, net of tax					(862)			(862)
Balance at November 30, 2016	37,146,923	$369	$535,558	$(981)	$(1,653)	(642,305)	$(9,944)	$523,349
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
NOTE A – CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The consolidated condensed balance sheet as of November 30, 2016, the consolidated condensed statement of stockholders’ equity and consolidated condensed statement of cash flows for the six months ended November 30, 2016 and the consolidated condensed statements of income (loss) and consolidated condensed statements of comprehensive income (loss) for the three and six months ended November 30, 2016 and November 30, 2015 have been prepared by us and are unaudited. The consolidated condensed balance sheet as of May 31, 2016 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended November 30, 2016 (and for all periods presented) have been made.
The unaudited interim consolidated condensed financial statements for the three and six months ended November 30, 2016 and November 30, 2015 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.

Recent Developments
During the second quarter of fiscal year 2017, the Company made the decision to discontinue their investment in the TiLo product that was acquired in August 2013 as part of the Clinical Devices acquisition. This decision resulted in the write-off of the acquired In-process research and development (IPR&D) of $3.6 million along with a $3.1 million gain from the reduction in the fair value of contingent consideration liability associated with future milestones that will no longer be met.
During the second quarter of fiscal year 2017, the Company revised the sales forecasts for the AngioVac product as a result of reviews performed by executive management across all products. The adjustments to the sales forecasts resulted in a $13.4 million gain from the reduction in the fair value of the contingent liability that is based on projected sales volume over the contractual earn out period.
During the second quarter of fiscal year 2017, the Company decided to terminate its agreements with EmboMedics. The termination of these agreements resulted in a write-off of the initial $2 million investment in EmboMedics (See note C).
During the second quarter of fiscal year 2017, the Board of Directors approved a share repurchase program (the “Repurchase Program”) under which they authorized the Company the option to repurchase up to $25.0 million of its outstanding common stock during the twenty-four months period ending November 6, 2018. During the second quarter of fiscal year 2017, the Company repurchased 500,000 shares of common stock in the open market at an aggregate cost of $7.8 million under the Repurchase Program.
During the second quarter of fiscal year 2017, the Company entered into a new credit facility ("The Facility") which provides for a $100 million senior secured term loan facility and a $150 million senior secured revolving credit facility along with up to a $20 million sublimit for letters of credit and a $5 million limit for swing line loans. With the proceeds from the new credit facility, the existing credit facility that was entered into in September 2013 was paid down in full.

NOTE B – INVENTORIES
Inventories are stated at lower of cost (using the first-in, first-out method) or market. As of November 30, 2016 and May 31, 2016, inventories consisted of the following:

	Nov 30, 2016	May 31, 2016
	(in thousands)
Raw materials	$19,843	$21,669
Work in process	11,113	10,700
Finished goods	25,711	23,001
Inventories	$56,667	$55,370

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

On December 7, 2015, AngioDynamics made an initial $2.0 million purchase of non-transferable warrants in a subsidiary of EmboMedics which become exercisable upon a change of control of EmboMedics. The Company does not have significant influence, or control of the subsidiary. This initial investment was recorded at cost and the Company reviewed for impairment at each balance sheet date. The warrants are not exercisable at the original issue date or the balance sheet date as they only become exercisable upon a change of control, termination of the agreement or delivery of an offer notice.

In the second quarter of fiscal year 2017, the Company decided to terminate its agreements with EmboMedics. The termination of these agreements resulted in a write-off of the initial $2 million investment in EmboMedics and is included in "Acquisition, restructuring and other items, net" on the Consolidated Condensed Statements of Income (loss).

NOTE D – GOODWILL AND INTANGIBLE ASSETS
Intangible assets other than goodwill are amortized over their estimated useful lives, which range between one and eighteen years, on either a straight-line basis or proportionately to the benefit being realized. The weighted average useful life at November 30, 2016 is 12.9 years. We periodically review the estimated useful lives of our intangible assets and review such assets or asset groups for impairment, based on estimated future cash flows, whenever events or changes in circumstances indicate that the carrying value of the assets or asset groups may not be recoverable. If an intangible asset or asset group is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
We consider our business to be a single operating segment entity, and a single reporting unit engaged in the development, manufacture and sale on a global basis of medical devices for vascular access, peripheral vascular disease, oncology and surgery.
Goodwill is not amortized, but rather, is tested for impairment annually or more frequently if impairment indicators arise. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets have been recorded at either incurred or allocated costs based on respective fair market values at the date of acquisition.
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
We last completed our annual goodwill impairment test as of December 31, 2015. At December 31, 2015, our reporting unit is the same as our one reportable segment. Our assessment of goodwill impairment indicated that the fair value of our reporting unit exceeded its carrying value and therefore goodwill was not impaired.

Even though we determined that there was no goodwill impairment as of December 31, 2015, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2016. We continued to assess for potential impairment through November 30, 2016 and noted no events that would be considered a triggering event. There were no adjustments to goodwill for the six months ended November 30, 2016.
As of November 30, 2016 and May 31, 2016, intangible assets consisted of the following:

	November 30, 2016
	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Product technologies	$148,374	$(55,888)	$92,486
Customer relationships	88,328	(49,120)	39,208
Trademarks	28,400	(7,634)	20,766
Licenses	5,037	(4,171)	866
Distributor relationships	2,150	(1,037)	1,113
	$272,289	$(117,850)	$154,439

	May 31, 2016
	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Product technologies	$148,387	$(51,313)	$97,074
Customer relationships	88,389	(47,133)	41,256
Trademarks	28,470	(6,242)	22,228
In process R&D acquired	3,600	—	3,600
Licenses	7,931	(6,716)	1,215
Distributor relationships	2,150	(946)	1,204
	$278,927	$(112,350)	$166,577

Amortization expense for the three months ended November 30, 2016 and November 30, 2015 was $4.3 million and $4.5 million, respectively. Amortization expense for the six months ended November 30, 2016 and November 30, 2015 was $8.5 million and $8.9 million, respectively.

Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2017	$8,821
2018	$16,744
2019	16,138
2020	14,556
2021	13,604
2022 and thereafter	84,576
$154,439

NOTE E – ACCRUED LIABILITIES
As of November 30, 2016 and May 31, 2016, accrued liabilities consisted of the following:

	Nov 30, 2016	May 31, 2016
	(in thousands)
Payroll and related expenses	$9,918	$9,414
Royalties	2,769	2,489
Accrued severance	1,126	1,524
Sales and franchise taxes	1,406	565
Outside services	1,391	2,063
Other	4,298	5,841
	$20,908	$21,896

NOTE F – LONG TERM DEBT

On November 7, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents, and JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers.
The Credit Agreement provides for a $100 million senior secured term loan facility (“Term Loan”) and a $150 million senior secured revolving credit facility, which includes up to a $20 million sublimit for letters of credit and a $5 million sublimit for swingline loans (the “Revolving Facility”, and together with the Term Loan, the “Facilities”).
On November 7, 2016, the Company borrowed $100 million under the Term Loan and approximately $16.5 million under the Revolving Facility to repay the balance of $116.5 million under the former credit agreement. As of November 30, 2016 and May 31, 2016 the carrying value of long-term debt approximates its fair market value.
The proceeds of the Revolving Facility may be used for general corporate purposes of the Company and its subsidiaries. The Facilities have a five years maturity.  Interest on both the Term Loan and Revolving Facility are based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.5% to 2.25% respectively. In case of default, the interest rate may be increased by 2.0%. The Revolving Facility carries a commitment fee of 0.2% to 0.35% per annum on the unused portion. The interest rate at November 30, 2016 was 2.39%.
Our obligations under the Facilities are unconditionally guaranteed, jointly and severally, by our material direct and indirect domestic subsidiaries (the “Guarantors”). All obligations of the Company and the Guarantors under the Facilities are secured by first priority security interests in substantially all of the assets of the Company and the Guarantors.

The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two quarterly financial covenants as follows:
•maximum leverage ratio of consolidated total indebtedness* to consolidated adjusted EBITDA* of not greater than 3.50 to 1.00 (during certain periods following material acquisitions shall be increased to 3.75 to 1.00).
• fixed charge coverage ratio of consolidated adjusted EBITDA minus consolidated capital expenditures to consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.25 to 1.00.
* The definitions of consolidated total indebtedness and adjusted EBITDA are maintained in our credit agreement included as an exhibit to our Form 8-k filed on November 10, 2016.

The Company was in compliance with both covenants as of November 30, 2016.

The Company's maturities of principal obligations under the credit agreement are as follows, as of November 30, 2016:

(in thousands)
Remainder of 2017	$2,500
2018	5,000
2019	5,000
2020	7,500
2021	11,250
2022	68,750
Total term loan	100,000
Revolving facility	16,471
Total debt	116,471
Less: Unamortized debt issuance costs	(1,308)
Total	115,163
Less: Current portion of long-term debt	(5,000)
Total long-term debt, net	$110,163

NOTE G - INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.   The estimated annual effective tax rate prior to discrete items was 47.3% in the second quarter of fiscal 2017, as compared to 50.2% for the same period in fiscal 2016. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to impact of the deferred tax liability related to indefinite lived intangibles, foreign taxes and state taxes.
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

NOTE H - SHARE-BASED COMPENSATION

We have two stock-based compensation plans that provide for the issuance of up to approximately 9.5 million shares of common stock. The 2004 Stock and Incentive Award Plan (the "2004 Plan") provides for the grant of incentive options to our employees and for the grant of non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to our employees, directors and other service providers. We also have an employee stock purchase plan.

For the three months ended November 30, 2016 and November 30, 2015, share-based payment expense was $1.7 million and $1.2 million, respectively. For the six months ended November 30, 2016 and November 30, 2015, share-based payment expense was $3.4 million and $2.9 million, respectively.

In the three months ended November 30, 2016 and November 30, 2015, the company granted stock options and restricted stock units under the 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of our shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.

In the first quarter of fiscal year 2017, the company granted performance share awards under the 2004 Plan to certain employees. The awards may be earned by achieving relative performance levels over the three year requisite service period. The performance criteria are based on the total shareholder return ("TSR") of the company's common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards are based on the closing trading value of our shares on the date of grant and use a Monte Carlo simulation model.

As of November 30, 2016, there were $16.5 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The Company has sufficient shares to satisfy expected share-based payment arrangements.

NOTE I - EQUITY

On November 6, 2016 the Board of Directors approved a share repurchase program (the "Repurchase Program") under which they authorized the Company the option to repurchase up to $25.0 million of its outstanding common stock during the twenty-four month period ending November 6, 2018. During the second quarter of fiscal year 2017, the Company repurchased 500,000 shares of common stock in the open market at an aggregate cost of $7.8 million under the Repurchase Program. As of November 30, 2016, $17.2 million remained available for repurchase under the Repurchase Program.

NOTE J – EARNINGS PER SHARE
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
The following table reconciles basic to diluted weighted-average shares outstanding for the three and six months ended November 30, 2016 and November 30, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	Nov 30, 2016	Nov 30, 2015	Nov 30, 2016	Nov 30, 2015
Basic	36,807	36,140	36,606	36,051
Effect of dilutive securities	339	—	394	—
Diluted	37,146	36,140	37,000	36,051

Securities excluded as their inclusion would be anti-dilutive	980	3,161	916	3,161

NOTE K – SEGMENT AND GEOGRAPHIC INFORMATION

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
The table below summarizes net sales by product category (in thousands of dollars):

	Three Months Ended		Six Months Ended
	Nov 30, 2016	Nov 30, 2015	Nov 30, 2016	Nov 30, 2015
Net sales
Peripheral Vascular	$52,895	$51,055	$104,304	$98,161
Vascular Access	23,553	25,020	48,558	49,665
Oncology/Surgery	11,780	12,471	22,844	23,805
Supply Agreement	801	738	1,421	1,406
Total	$89,029	$89,284	$177,127	$173,037
The table below presents net sales by geographic area based on external customer location (in thousands of dollars):

	Three Months Ended		Six Months Ended
	Nov 30, 2016	Nov 30, 2015	Nov 30, 2016	Nov 30, 2015
Net sales
United States	$70,782	$70,653	$142,535	$139,022
International	17,446	17,893	33,171	32,609
Supply Agreement	801	738	1,421	1,406
Total	$89,029	$89,284	$177,127	$173,037

NOTE L – FAIR VALUE

On a recurring basis, we measure certain financial assets and financial liabilities at fair value based upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value. FASB ASC Topic 820, Fair Value Measurements and Disclosures, establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

•	Level 1 - Inputs to the valuation methodology are quoted market prices for identical assets or liabilities.

•	Level 2 - Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.

•
Level 3 - Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.

Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable and contingent consideration. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the immediate or short-term maturities. Our recurring fair value measurements using significant unobservable inputs (Level 3) relate to our marketable securities, which are comprised of auction rate securities, and our contingent consideration liabilities.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2016 and May 31, 2016 (in thousands of dollars):

	Fair Value Measurements using inputs considered as:			Fair Value at November 30, 2016
	Level 1	Level 2	Level 3
Financial Assets
Marketable securities
U.S. government agency obligations	$—	$—	$1,203	$1,203
Total	—	—	1,203	1,203
Total Financial Assets	$—	$—	$1,203	$1,203
Financial Liabilities
Contingent consideration for acquisition earn out	—	—	12,513	12,513
Total Financial Liabilities	$—	$—	$12,513	$12,513

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2016
	Level 1	Level 2	Level 3
Financial Assets
Marketable securities
U.S. government agency obligations	$—	$—	$1,653	$1,653
Total	—	—	1,653	1,653
Total Financial Assets	$—	$—	$1,653	$1,653
Financial Liabilities
Contingent consideration for acquisition earn out	—	—	38,275	38,275
Total Financial Liabilities	$—	$—	$38,275	$38,275
There were no transfers between Level 1, 2 and 3 for the three and six months ended November 30, 2016.

The table below presents the changes in fair value components of Level 3 instruments in the three and six months ended November 30, 2016 (in thousands of dollars):

	Three Months Ended
	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, August 31, 2016	1,647	36,618
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration	—	(15,951)
Included in other comprehensive income (loss)	6	—
Currency gain (loss) from remeasurement	—	(154)
Proceeds from sale or maturity of marketable securities	(450)	—
Contingent consideration payments	—	(8,000)
Balance, November 30, 2016	$1,203	$12,513

	Six Months Ended
	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2016	1,653	38,275
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration	—	(15,508)
Currency gain (loss) from remeasurement	—	(154)
Proceeds from sale or maturity of marketable securities	(450)	—
Contingent consideration payments	—	(10,100)
Balance, November 30, 2016	$1,203	$12,513
During the second quarter of fiscal year 2017, the Company made the decision to discontinue their investment in the TiLo product that was acquired in August 2013 as part of the Clinical Devices acquisition. This decision resulted in the write-off of the acquired In-process research and development (IPR&D) of $3.6 million along with a $3.1 million gain from the reduction in the fair value of contingent consideration liability associated with future milestones that will no longer be met. In addition, the Company revised the sales forecasts for the AngioVac product as a result of reviews performed by executive management across all products. The adjustments to the sales forecasts resulted in a $13.4 million gain from the reduction in the fair value of the contingent liability that is based on projected sales volume over the contractual earn out period.
Contingent Consideration for Acquisition Earn Outs
Some of our business combinations involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones or various other performance conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or product development targets. Contingent consideration is recorded at the estimated fair value of the contingent payments on the acquisition date. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within change in fair value of contingent consideration in the consolidated statements of income.
We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements and is determined using a discounted cash flow model applied to projected net sales, using probabilities of achieving projected net sales and projected payment dates. Projected net sales are based on our internal projections and extensive analysis of the target market and the sales potential. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future. At November 30, 2016, the revenue based payments are being calculated based on our current sales forecast which is at the minimums for contingent payments.

The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of November 30, 2016 (in thousands of dollars):

	Fair value at	Valuation
	Nov 30, 2016	Technique	Unobservable Input	Range
Revenue based payments	$12,513	Discounted cash flow	Discount rate	4%
			Probability of achieving sales	100%
			Projected fiscal year of payment	2017 - 2019
At November 30, 2016, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $13.1 million. The milestones, including sales projections, associated with the contingent consideration must be reached in future periods ranging from fiscal years 2017 to 2019 in order for the associated consideration to be paid.

NOTE M – MARKETABLE SECURITIES
Marketable securities, which can be government agency bonds, auction rate investments or corporate commercial paper, are classified as “available-for-sale securities” and are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold an investment in an auction rate security that is high credit quality and generally achieved with municipal bond insurance. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the security in the near term. We have not participated in any recent auctions. As of November 30, 2016 and May 31, 2016, we had $1.2 million and $1.7 million, respectively, in investments in one auction rate security. The authorities are current in their interest payments on the security. The auction rate security will mature in 2029.
As of November 30, 2016 and May 31, 2016, marketable securities consisted of the following (in thousands of dollars):

As of November 30, 2016	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Government agency obligations	$1,350	$—	$(147)	$1,203
	$1,350	$—	$(147)	$1,203

As of May 31, 2016	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Government agency obligations	$1,800	$—	$(147)	$1,653
	$1,800	$—	$(147)	$1,653

NOTE N – COMMITMENTS AND CONTINGENCIES

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

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. On March 11, 2015, the U.S. Court of Appeals for the First Circuit affirmed the judgment.  The defendants petitioned to the U.S. Supreme Court for a writ of certiorari.  The Supreme Court denied the petition on November 30, 2015. The defendants have also filed an appeal with the U.S. Court of Appeals for the First Circuit regarding civil contempt sanctions imposed by the Massachusetts District Court as a result of defendants’ completion of the downstream merger in violation of the Court’s injunction. On May 6, 2016, the First Circuit issued an opinion rejecting this latest appeal.  On October 11, 2016, defendants petitioned the U.S. Supreme Court for a writ of certiorari from that decision. We opposed the petition, and the Supreme Court is expected to rule on the petition in January 2017.

On February 18, 2016, the Massachusetts District Court issued an order compelling the Massachusetts defendants to provide post-judgment discovery intended to aid us in potentially collecting our judgment.  On March 21, 2016, the Massachusetts defendants noticed an appeal from this order. On August 31, 2016, the First Circuit dismissed that appeal. On June 27, 2016, we filed a motion asking the Massachusetts District Court to impose sanctions on the Massachusetts defendants for their failure to comply with the post-judgment discovery order. On December 26, 2016, we filed a further motion seeking to compel defendants to provide additional post-judgment discovery.

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

On March 10, 2015, C.R. Bard, Inc. and Bard Peripheral Vascular, Inc. (“Bard”) filed suit in the United States District Court for the District of Delaware claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the “Delaware Action). Bard is seeking unspecified damages and other relief. The patents asserted in the Delaware Action are different than those asserted in the Utah Action. On June 1, 2015, we filed two motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. On January 12, 2016, the court issued a decision denying both motions. We have since served an Answer and Counterclaim to which Bard has served a Reply. On March 10, 2016, the Court held a case management conference, and, on March 14, 2016, the court entered a Scheduling Order which set, inter alia, a Markman hearing for March 10, 2017, a summary judgment hearing for December 8, 2017 and trial for March 12, 2018. The parties have since served various discovery requests on each other, and have been producing documents to each other; on May 27, 2016 Bard served its Infringement Contentions which identified all the port products accused of infringement; and, on June 24, 2016, we served Invalidity Contentions which detail various grounds for invalidating the three asserted patents. The parties are in the midst of exchanging briefs in advance of the March 10, 2017 Markman hearing. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

EVLT

In April 2015 we received a subpoena from the DOJ requesting documents in relation to a criminal and civil investigation the DOJ is conducting regarding purported promotion of certain of AngioDynamics’ VenaCure EVLT products for un-cleared indications.  We are cooperating fully with this investigation and at this time are unable to predict its scope, duration or outcome. We are unable at this time to reasonably estimate the amount or range of any loss, although it is possible that the amount of such loss could be material. In accordance with ASC 450, Contingencies, no amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in the consolidated financial statements.

NOTE O – ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET
For the three months and six months ended November 30, 2016 and November 30, 2015 acquisition, restructuring and other items, net consisted of:

	Three Months Ended		Six Months Ended
	Nov 30, 2016	Nov 30, 2015	Nov 30, 2016	Nov 30, 2015
	(in thousands)		(in thousands)
Legal	$1,844	$1,363	$3,635	$2,632
Intangible impairment	3,600	384	3,600	384
Other asset write-off	2,000	—	2,000	—
Other	417	2,166	1,043	3,040
Total	$7,861	$3,913	$10,278	$6,056

NOTE P – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASC Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Update No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Update No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. Early adoption is permitted for financial statements that have not been previously issued. This update was applied retrospectively as of August 31, 2016. The deferred financing fees included in other assets of $0.9 million was classified as long-term debt at May 31, 2016 in the consolidated condensed balance sheet. This update did not impact the results of our operations.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows under Topic 230. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-15 should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 provides a single, comprehensive accounting model for revenues arising from contracts with customers that supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that an entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under existing revenue recognition guidance. ASU 2014-09 is effective for the Company beginning in its fiscal year 2019, and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently in the process of evaluating the impact of ASU 2014-09 on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Based Compensation (Topic 718: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies and improves various aspects of ASC 718 for share-based payments, including income tax items and the classification of these items on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and early application is permitted. The Company is currently in the process of evaluating the impact of ASU 2016-09 on its consolidated financial statements.

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

Executive Overview

We design, manufacture and sell a wide range of medical, surgical and diagnostic devices used by professional healthcare providers for vascular access, for the treatment of peripheral vascular disease and for use in oncology and surgical settings. Our devices are generally used in minimally invasive, image-guided procedures. Most of our products are intended to be used once and then discarded, or they may be temporarily implanted for short- or longer-term use.

Our sales and profitability growth depends, in part, on the introduction of new and innovative products, together with ongoing enhancements to our existing products. Expansions to our product offerings are created through internal product development, technology licensing and strategic alliances. In recent years we have acquired or developed, and launched several new products, including the AngioVac cannula and circuit, the BioFlo family of products, NanoKnife and the Acculis microwave system, which are all currently contributing to our revenue profile. We recognize the importance of, and intend to continue to make investments in, research and development activities and business development opportunities and feel confident that our existing capital structure and free cash flow generation will allow us to properly fund those activities.

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

During the first quarter of fiscal 2017, Michael C. Greiner was appointed Executive Vice President and Chief Financial Officer of the Company.

The following financial metrics will assist in evaluating the operating performance of our business for the three and six months ended November 30, 2016 compared to the three and six months ended November 30, 2015:

Three months ended November 30, 2016
•Reported revenue decreased by 0.3% to $89.0 million
•Constant currency revenue decreased by 1%
•Operating income increased by $15.0 million to $15.6 million
•Diluted earnings per share increased by $0.38 to $0.37

Six months ended November 30, 2016
•Reported revenue increased by 2% to $177.1 million
•Constant currency revenue increased by 3%
•Operating income increased by $18.4 million to $19.2 million
•Diluted earnings per share increased by $0.44 to $0.41
•Cash flow from operations increased by $8.1 million to $22.4 million

For our second quarter results, revenue growth was primarily driven by growth in the Peripheral Vascular franchise as a result of opportunities created by the Cook Medical recall. Other favorable trends and growth drivers include the solid performance of BioFlo in both Midlines and Dialysis. The increase in operating income was driven by the change in fair value of the contingent consideration, volume growth, continued margin improvements and reductions in operating expenses.

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

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note P to our consolidated condensed financial statements in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months ended November 30, 2016 and November 30, 2015

For the three months ended November 30, 2016, we reported net income of $13.7 million, or $0.37 per diluted share, on net sales of $89.0 million, compared with a net loss of $0.3 million, or $0.01 per share, on net sales of $89.3 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the three months ended November 30, 2016 and November 30, 2015:

	Three months ended
	Nov 30, 2016	Nov 30, 2015	% Growth	Currency Impact (Pos) Neg	Constant Currency
Net Sales by Product Category
Peripheral Vascular	$52,895	$51,055	4%
Vascular Access	23,553	25,020	(6)%
Oncology/Surgery	11,780	12,471	(6)%
Total Excluding Supply Agreement	88,228	88,546	—%	—%	—%
Supply Agreement	801	738	9%	—%	9%
Total	$89,029	$89,284	—%	—%	—%

Net Sales by Geography
United States	$70,782	$70,653	—%	—%	—%
International	17,446	17,893	(2)%	1%	(1)%
Supply Agreement	801	738	9%	—%	9%
Total	$89,029	$89,284	—%	—%	—%

For the three months ended November 30, 2016, net sales decreased $0.3 million to $89.0 million compared to the same period in the prior year.
From a product line perspective, Peripheral Vascular sales increased 4% primarily attributable to increased volume in our core business, primarily Angiographic, which is offsetting softness in the remaining Peripheral Vascular business. Vascular Access sales decreased 6% due to softness in PICCs and ports offset by continued strength in our Midlines and Bioflo Dialysis products. Oncology Surgery sales decreased 6% relating to the timing of capital product sales versus the prior year.
From a geographic perspective, U.S. sales remained consistent due primarily to increased volume in Angiographic, Midlines and our NanoKnife product lines offsetting decreasing revenue in other product lines. International sales decreased 1% on a constant-currency basis, primarily attributable to decreased Peripheral Vascular and Oncology sales offset slightly by increased sales in PICCs.

Gross Profit, Operating expenses, and Other income (expense)

	Three months ended
	Nov 30, 2016	Nov 30, 2015	% Change
Gross profit	$45.0	$45.9	(2)%
Gross profit % of sales	50.6%	51.4%
Research and development	$5.9	$6.2	(5)%
% of sales	6.6%	6.9%
Selling and marketing	$19.5	$21.4	(9)%
% of sales	21.9%	23.9%
General and administrative	$7.8	$8.1	(4)%
% of sales	8.7%	9.1%
Medical device excise tax	$—	$1.0	(100)%
% of sales	—%	1.1%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. The decrease in gross profit was due to pricing pressures and the cost markup related to our mix of products for a net $0.9 million decrease compared to the three months ended November 30, 2015.
Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs. R&D expenses decreased $0.3 million for the three months ending November 30, 2016 due to lower project spend of $0.9 million related to implementation of a new product development process that is prioritizing project spend. These savings were partially offset by increases in regulatory and registration costs ($0.7 million).
Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. S&M expenses decreased by $1.9 million for the three months ending November 30, 2016 due to sales and marketing roles that have not been filled, as well as lower commissions ($0.7 million), reduced travel costs ($0.6 million), timing of marketing spend ($0.3 million) and samples management ($0.3 million).
General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses decreased $0.3 million for the three months ended November 30, 2016 due to improved benefit claim performance versus in the prior year ($0.8 million) and lower depreciation expense ($0.2 million), partially offset by increased stock based compensation expense ($0.7 million).
Medical device excise tax - Medical devices excise tax is assessed on our US product sales subject to exclusions and adjustments during the second quarters of fiscal 2016. The expense decreased for the three months ending November 30, 2016 compared to the prior year due to the suspension of the medical device excise tax as of the end of December 2015.

	Three months ended
	Nov 30, 2016	Nov 30, 2015	$ Change
Amortization of intangibles	$4.3	$4.5	$(0.2)
Change in fair value of contingent consideration	$(16.0)	$0.3	$(16.3)
Acquisition, restructuring and other items, net	$7.9	$3.9	$4.0
Other expense	$(1.2)	$(1.2)	$—
Amortization of intangibles - Amortization of intangibles decreased from the three months ending November 30, 2016 to November 30, 2015 primarily due to intangibles that became fully amortized.

Change in fair value of contingent consideration - Represents changes in the contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration. The decrease is due to a gain of $13.4 million that was taken on the AngioVac product as a result of decreases in future sales forecasts that eliminated any excess payments and a gain of $3.1 million on the TiLo product as the milestone will not be achieved. This was partially offset by normal amortization.
Acquisition, restructuring and other items, net - Expense for the three months ended November 30, 2016 consists primarily of $0.4 million in severance, $1.8 million in litigation expense, $2.0 million for the write-off of Embomedics due to termination of the agreement and $3.6 million related to the decision to discontinue our investment in the TiLo product, as described above. The three months ended November 30, 2015 included $0.4 million in accelerated depreciation, $1.3 million in litigation expense and other miscellaneous items.
Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs. Expenses were consistent year over year in composition.

	Three months ended
	Nov 30, 2016	Nov 30, 2015
Income tax expense (benefit)	$0.7	$(0.3)
Effective tax rate including discrete items	4.7%	50.2%

Income taxes - Our effective tax rate including discrete items for the three month periods ended November 30, 2016 and November 30, 2015 was 4.7% and 50.2%, respectively. The change in the effective tax rate, detailed in Note G, is primarily driven by the impact of the US valuation allowance and the deferred tax liability related to intangibles that have an indefinite reversal period and cannot be used to support the deferred tax assets.

Results of Operations for the Six Months ended November 30, 2016 and November 30, 2015

For the six months ended November 30, 2016, we reported net income of $15.0 million, or $0.41 per diluted share, on net sales of $177.1 million, compared with a net loss of $1.1 million, or $0.03 per share, on net sales of $173.0 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the six months ended November 30, 2016 and November 30, 2015:

	Six months ended
	Nov 30, 2016	Nov 30, 2015	% Growth	Currency Impact (Pos) Neg	Constant Currency
Net Sales by Product Category
Peripheral Vascular	$104,304	$98,161	6%
Vascular Access	48,558	49,665	(2)%
Oncology/Surgery	22,844	23,805	(4)%
Total Excluding Supply Agreement	175,706	171,631	2%	1%	3%
Supply Agreement	1,421	1,406	1%	—%	1%
Total	$177,127	$173,037	2%	1%	3%

Net Sales by Geography
United States	$142,535	$139,022	3%	—%	3%
International	33,171	32,609	2%	1%	3%
Supply Agreement	1,421	1,406	1%	—%	1%
Total	$177,127	$173,037	2%	1%	3%

For the six months ended November 30, 2016, net sales increased $4.1 million to $177.1 million compared to the same period in the prior year. As shown in the table above, consolidated net sales increased by 2% and 3% on a constant currency basis.
From a product line perspective, Peripheral Vascular sales increased 6% primarily attributable to increased volume in our Angiographic product line which is offsetting softness in the remaining Peripheral Vascular business. Vascular Access sales decreased 2% due to growth in our Midlines and Bioflo dialysis product lines offsetting softness in the remaining Vascular Access. Oncology Surgery sales decreased 4% relating to the timing of capital product sales versus the prior year.
From a geographic perspective, U.S. sales increased 3% due primarily to increased volume in the Angiographic product line, BioFlo Midlines and NanoKnife product lines. International sales increased 3% on a constant-currency basis, primarily attributable to growth in the Angiographic offset by NanoKnife capital timing compared to the prior year.

Gross Profit, Operating expenses, and Other income (expense)

	Six months ended
	Nov 30, 2016	Nov 30, 2015	% Change
Gross profit	$90.0	$89.3	1%
Gross profit % of sales	50.8%	51.6%
Research and development	$12.6	$12.3	2%
% of sales	7.1%	7.1%
Selling and marketing	$39.0	$42.6	(8)%
% of sales	21.8%	24.6%
General and administrative	$16.0	$16.0	—%
% of sales	8.9%	9.2%
Medical device excise tax	$—	$2.0	-100%
% of sales	—%	1.1%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. The $0.7 million increase compared to the six months ended November 30, 2015 is primarily attributable to sales volume and leverage in the plant offset by pricing pressures globally, foreign currency impacts and mix of products compared to prior year.
Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs. R&D expenses increased $0.3 million for the six months ending November 30, 2016 due to increased headcount in regulatory and quality ($0.5 million) offset by lower project spend related to implementation of a new product development process ($0.3 million).
Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. S&M expenses decreased by $3.6 million for the six months ending November 30, 2016 due to open positions and commissions ($1.0 million), reduced travel costs ($1.1 million), depreciation expense ($0.3 million) and cost management on sales meetings and samples ($1.0 million).
General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses remained consistent for the six months ended November 30, 2016, driven by lower depreciation ($0.4 million) offsetting increased legal fees and accounting fees ($0.3 million).
Medical device excise tax - Medical devices excise tax is assessed on our US product sales subject to exclusions and adjustments during the first two quarters of fiscal 2016. The expense decreased for the six months ending November 30, 2016 compared to the prior year due to the suspension of the medical device excise tax as of the end of December 2015.

	Six months ended
	Nov 30, 2016	Nov 30, 2015	$ Change
Amortization of intangibles	$8.5	$8.9	$(0.4)
Change in fair value of contingent consideration	$(15.5)	$0.7	$(16.2)
Acquisition, restructuring and other items, net	$10.3	$6.1	$4.2
Other expense	$(1.8)	$(2.2)	$0.4
Amortization of intangibles - Amortization of intangibles decreased from the six months ending November 30, 2016 to November 30, 2015 primarily due to intangibles that became fully amortized.

Change in fair value of contingent consideration - Represents changes in the contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration. The decrease is due to a gain of $13.4 million that was taken on the AngioVac product as a result of decreases in future sales forecasts that eliminated any excess payments and a gain of $3.1 million on the TiLo product as the milestone will not be achieved. This was partially offset by normal amortization.
Acquisition, restructuring and other items, net - Expense for the six months ended November 30, 2016 consists primarily of $0.7 million in severance, $3.6 million in litigation expense and $2.0 million for the write-off of Embomedics due to termination of the agreement and $3.6 million related to the decision to discontinue our investment in the TiLo product, as described above. The six months ended November 30, 2015 included $0.4 million in accelerated depreciation, $2.6 million in litigation expense and other miscellaneous items.
Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs. Expenses were consistent year over year in composition.

	Six months ended
	Nov 30, 2016	Nov 30, 2015
Income tax expense (benefit)	$2.3	$(0.3)
Effective tax rate including discrete items	13.2%	19.4%

Income taxes - Our effective tax rate including discrete items for the six month periods ended November 30, 2016 and November 30, 2015 was 13.2% and 19.4%, respectively. The change in the effective tax rate, detailed in Note G, is primarily driven by the impact of the US valuation allowance and the deferred tax liability related to intangibles that have an indefinite reversal period and cannot be used to support the deferred tax assets.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $35.7 million as of November 30, 2016, compared with $32.3 million as of May 31, 2016. Marketable securities totaled $1.2 million and $1.7 million as of November 30, 2016 and May 31, 2016, respectively, and consist of an auction rate security. As of November 30, 2016, total debt was $116.5 million and the fair value of contingent consideration payments was $12.5 million.
The table below summarizes our cash flows for the six months ended November 30, 2016 and November 30, 2015 (in thousands of dollars):

	Six Months Ended
	Nov 30, 2016	Nov 30, 2015
Cash provided by (used in):
Operating activities	$22,387	$14,278
Investing activities	(1,396)	(1,143)
Financing activities	(17,402)	(12,370)
Effect of exchange rate changes on cash and cash equivalents	(258)	(160)
Net change in cash and cash equivalents	$3,331	$605
Cash provided by operating activities during the six months ended November 30, 2016 and November 30, 2015, was primarily the result of net income excluding non-cash items offset by changes in working capital. In the current year period, favorable working capital changes in accounts receivable were offset by unfavorable movements in inventories, payables and accrued expenses; however, working capital changes were $2.5 million more favorable than the prior year.
The net cash used in investing activities for the current year period consisted of $1.8 million in fixed asset additions offset by proceeds from one of our investments of $0.5 million. The prior year use of cash consisted primarily of $1.2 million of fixed asset additions.

The net cash provided by financing activities is the result of a $6.4 of proceeds from stock option and ESPP activity offset by a $9.9 million payment on earn-out liabilities, net $5.0 million in repayments on long-term debt after the proceeds from the new credit agreement and repayment of the old credit agreement, $1.2 million in deferred financing fees related to the new credit agreement and $7.9 million from the repurchase of common shares.
On November 7, 2016 the Company entered into a Credit Agreement that provides for a $100 million senior secured term loan facility and a $150 million senior secured revolving credit facility, which includes up to a $20 million sublimit for letters of credit and a $5 million sublimit for swingline loans.
We believe that our current cash and investment balances, together with cash generated from operations and our remaining revolving credit facility capacity of $134.0 million as of November 30, 2016, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future, we may require additional external financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our credit facility and investments that could impact our results of operations and financial position.

We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 7% of our year to date sales in fiscal 2017 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other Income (Expenses).

On November 7, 2016, we entered into a Credit Agreement (the "Credit Agreement") which provides for a $100 million senior secured term loan facility ("Term Loan") and a $150 million senior secured revolving credit facility (the "Revolving Facility", and together with the Term Loan, the "Facilities"). Interest on both the Term Loan and Revolver is based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.50% to 2.25% respectively. In the event of default, the interest rate may be increased by 2.0%. Changes in the interest rate would not be material.

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. On March 11, 2015, the U.S. Court of Appeals for the First Circuit affirmed the judgment.  The defendants petitioned to the U.S. Supreme Court for a writ of certiorari.  The Supreme Court denied the petition on November 30, 2015. The defendants have also filed an appeal with the U.S. Court of Appeals for the First Circuit regarding civil contempt sanctions imposed by the Massachusetts District Court as a result of defendants’ completion of the downstream merger in violation of the Court’s injunction. On May 6, 2016, the First Circuit issued an opinion rejecting this latest appeal.  On October 11, 2016, defendants petitioned the U.S. Supreme Court for a writ of certiorari from that decision. We opposed the petition, and the Supreme Court is expected to rule on the petition in January 2017.

On February 18, 2016, the Massachusetts District Court issued an order compelling the Massachusetts defendants to provide post-judgment discovery intended to aid us in potentially collecting our judgment.  On March 21, 2016, the Massachusetts defendants noticed an appeal from this order. On August 31, 2016, the First Circuit dismissed that appeal. On June 27, 2016, we filed a motion asking the Massachusetts District Court to impose sanctions on the Massachusetts defendants for their failure to comply with the post-judgment discovery order. On December 26, 2016, we filed a further motion seeking to compel defendants to provide additional post-judgment discovery.

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

On March 10, 2015, C.R. Bard, Inc. and Bard Peripheral Vascular, Inc. (“Bard”) filed suit in the United States District Court for the District of Delaware claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the “Delaware Action). Bard is seeking unspecified damages and other relief. The patents asserted in the Delaware Action are different than those asserted in the Utah Action. On June 1, 2015, we filed two motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. On January 12, 2016, the court issued a decision denying both motions. We have since served an Answer and Counterclaim to which Bard has served a Reply. On March 10, 2016, the Court held a case management conference, and, on March 14, 2016, the court entered a Scheduling Order which set, inter alia, a Markman hearing for March 10, 2017, a summary judgment hearing for December 8, 2017 and trial for March 12, 2018. The parties have since served various discovery requests on each other, and have been producing documents to each other; on May 27, 2016 Bard served its Infringement Contentions which identified all the port products accused of infringement; and, on June 24, 2016, we served Invalidity Contentions which detail various grounds for invalidating the three asserted patents. The parties are in the midst of exchanging briefs in advance of the March 10, 2017 Markman hearing. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended November 30, 2016:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
September 1 - September 30, 2016	—	$—	—	$—
October 1 - October 31, 2016	530	$16.78	—	$—
November 1 - November 30, 2016	500,000	$15.68	500,000	$17,160,000

(1)
The Company repurchased 530 shares during the three months ended November 30, 2016 from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards. In addition, the Company repurchased 500,000 common shares as part of the Share Repurchase Program. The Board authorized up to $25 million in repurchase of common shares under this program.

Item 3.	Defaults on Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
EXHIBIT INDEX

No.	Description

4.1
Credit Agreement, dated as of November 7, 2016, by and among AngioDynamics, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents,  and JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Commission on November 10, 2016).

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

ANGIODYNAMICS, INC.
(Registrant)

Date:	January 6, 2017	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	January 6, 2017	/ S / MICHAEL C. GREINER
Michael C. Greiner, Executive Vice President, Chief Financial Officer (Principal Financial and Principal Accounting Officer)