Form 10-Q
period 2017-02-28
ANGIODYNAMICS INC
filed 2017-04-03
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2017
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 28, 2017
Common Stock, par value $.01	36,780,397

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	Feb 28, 2017	Feb 29, 2016	Feb 28, 2017	Feb 29, 2016
Net sales	$85,602	$87,434	$262,729	$260,471
Cost of sales (exclusive of intangible amortization)	41,810	43,900	128,895	127,682
Gross profit	43,792	43,534	133,834	132,789
Operating expenses:
Research and development	5,951	5,808	18,573	18,116
Sales and marketing	19,469	20,955	58,481	63,534
General and administrative	7,000	6,901	22,952	22,897
Amortization of intangibles	4,360	4,458	12,886	13,356
Change in fair value of contingent consideration	122	(31)	(15,386)	630
Acquisition, restructuring and other items, net	1,750	3,042	12,028	9,098
Medical device excise tax	—	435	—	2,416
Total operating expenses	38,652	41,568	109,534	130,047
Operating income	5,140	1,966	24,300	2,742
Other (expenses) income:
Interest expense	(635)	(809)	(2,171)	(2,607)
Interest income	8	2	15	4
Other income (expense)	44	(214)	(269)	(570)
Total other expenses, net	(583)	(1,021)	(2,425)	(3,173)
Income (loss) before income tax expense (benefit)	4,557	945	21,875	(431)
Income tax expense	1,670	351	3,954	84
Net income (loss)	$2,887	$594	$17,921	$(515)
Income (loss) per share
Basic	$0.08	$0.02	$0.49	$(0.01)
Diluted	$0.08	$0.02	$0.48	$(0.01)
Basic weighted average shares outstanding	36,625	36,146	36,557	36,083
Diluted weighted average shares outstanding	37,126	36,390	37,068	36,083
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	Feb 28, 2017	Feb 29, 2016	Feb 28, 2017	Feb 29, 2016
Net income (loss)	$2,887	$594	$17,921	$(515)
Other comprehensive income (loss), before tax:
Unrealized gain on interest rate swap	—	58	—	219
Unrealized gain (loss) on marketable securities	(2)	27	—	2
Foreign currency translation (loss)	(41)	79	(906)	(360)
Other comprehensive (loss) income, before tax	(43)	164	(906)	(139)
Income tax expense related to items of other comprehensive income	—	(30)	—	(83)
Other comprehensive (loss) income, net of tax	(43)	134	(906)	(222)
Total comprehensive income (loss), net of tax	$2,844	$728	$17,015	$(737)
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Feb 28, 2017	May 31, 2016
Assets
Current assets:
Cash and cash equivalents	$35,571	$32,333
Marketable securities	1,203	1,653
Accounts receivable, net of allowances of $3,089 and $4,372, respectively	46,302	52,867
Inventories	57,681	55,370
Prepaid income taxes	309	788
Prepaid expenses and other	3,985	3,243
Total current assets	145,051	146,254
Property, plant and equipment, net	46,180	48,284
Other assets	1,757	3,827
Intangible assets, net	150,078	166,577
Goodwill	361,252	361,252
Total assets	$704,318	$726,194
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,357	$15,616
Accrued liabilities	20,753	21,942
Current portion of long-term debt	5,000	16,250
Current portion of contingent consideration	9,531	12,919
Total current liabilities	50,641	66,727
Long-term debt, net of current portion	92,519	104,291
Deferred income taxes	25,304	21,684
Contingent consideration, net of current portion	3,104	25,356
Other long-term liabilities	1,000	908
Total liabilities	172,568	218,966
Commitments and contingencies (Footnote N)
Stockholders' equity
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 75,000,000 shares authorized; 36,780,397 and 36,420,403 shares issued and 36,780,397 and 36,278,098 shares outstanding at February 28, 2017 and May 31, 2016, respectively	370	363
Additional paid-in capital	531,171	525,775
Retained earnings (deficit)	1,906	(16,015)
Treasury stock, 0 and 142,305 shares at February 28, 2017 and May 31, 2016, respectively, at cost	—	(2,104)
Accumulated other comprehensive loss	(1,697)	(791)
Total stockholders’ equity	531,750	507,228
	$704,318	$726,194
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Nine Months Ended
	Feb 28, 2017	Feb 29, 2016
Cash flows from operating activities:
Net income (loss)	$17,921	$(515)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,455	21,289
Stock based compensation	5,078	4,500
Change in fair value of contingent consideration	(15,386)	630
Deferred income taxes	3,624	(388)
Bad debt expense	(605)	1,355
Fixed and intangible asset impairments and disposals	3,822	675
Write-off of other assets	2,685	—
Other	(535)	—
Changes in operating assets and liabilities:
Accounts receivable	6,898	2,492
Inventories	(2,585)	1,457
Prepaid expenses and other	(1,215)	(782)
Accounts payable, accrued and other liabilities	(1,405)	(4,041)
Net cash provided by operating activities	36,752	26,672
Cash flows from investing activities:
Additions to property, plant and equipment	(2,258)	(1,895)
Acquisition of warrants	—	(2,000)
Acquisition of intangibles	—	(18)
Proceeds from sale or maturity of marketable securities	450	25
Net cash used in investing activities	(1,808)	(3,888)
Cash flows from financing activities:
Proceeds from issuance of and borrowings on long-term debt	116,471	—
Repayment of long-term debt	(139,131)	(11,250)
Deferred financing costs on long-term debt	(1,335)	—
Payment of contingent consideration previously established in purchase accounting	(9,850)	(9,850)
Repurchase of common stock	(7,840)	—
Proceeds from exercise of stock options and employee stock purchase plan	10,269	1,933
Net cash used in financing activities	(31,416)	(19,167)
Effect of exchange rate changes on cash and cash equivalents	(290)	(111)
Increase in cash and cash equivalents	3,238	3,506
Cash and cash equivalents at beginning of period	32,333	18,391
Cash and cash equivalents at end of period	$35,571	$21,897
Supplemental disclosure of non-cash investing and financing activities:

Contractual obligations for acquisition of fixed assets	$99	$37
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2016	36,420,403	$363	$525,775	$(16,015)	$(791)	(142,305)	$(2,104)	$507,228
Net income				17,921				17,921
Exercise of stock options	704,794	7	9,300					9,307
Issuance/Cancellation of restricted stock units	144,915	1	(458)					(457)
Issuance/Cancellation of performance share units	23,405							—
Purchases of common stock under ESPP	129,185	1	1,418					1,419
Stock based compensation			5,078					5,078
Treasury stock retirement	(642,305)	(2)	(9,942)			642,305	9,944	—
Common stock repurchased						(500,000)	(7,840)	(7,840)
Other comprehensive (loss), net of tax					(906)			(906)
Balance at February 28, 2017	36,780,397	$370	$531,171	$1,906	$(1,697)	—	$—	$531,750
The accompanying notes are an integral part of these consolidated condensed financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
NOTE A – CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The consolidated condensed balance sheet as of February 28, 2017, the consolidated condensed statement of stockholders’ equity and consolidated condensed statement of cash flows for the nine months ended February 28, 2017 and the consolidated condensed statements of income (loss) and consolidated condensed statements of comprehensive income (loss) for the three and nine months ended February 28, 2017 and February 29, 2016 have been prepared by us and are unaudited. The consolidated condensed balance sheet as of May 31, 2016 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended February 28, 2017 (and for all periods presented) have been made.
The unaudited interim consolidated condensed financial statements for the three and nine months ended February 28, 2017 and February 29, 2016 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.

Recent Developments
During the third quarter of fiscal year 2017, the Company announced to employees an Operational Consolidation strategy which included the consolidation of the Manchester, GA and Denmead, UK facilities into the Glens Falls and Queensbury, NY manufacturing facilities. As part of the plan, the Company expects to incur restructuring expenses including: severance and retention, equipment transfer, set-up and purchases, regulatory expenses, lease termination expenses and other miscellaneous expenses. The plan is expected to be completed in the third quarter of fiscal year 2018.
During the third quarter of fiscal year 2017, the Board of Directors approved a resolution and the Company retired all 642,305 treasury shares.
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
During the second quarter of fiscal year 2017, the Company revised the sales projections for the AngioVac product as a result of reviews performed by executive management across all products. The adjustments to the sales projections resulted in a $13.4 million gain from the reduction in the fair value of the contingent liability that is based on projected sales volume over the contractual earn out period.
During the second quarter of fiscal year 2017, the Company decided to terminate its agreements with EmboMedics. The termination of these agreements resulted in a write-off of the initial $2.0 million investment in EmboMedics (See note C).
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
During the second quarter of fiscal year 2017, the Company entered into a new credit facility ("The Facility") which provides for a $100.0 million senior secured term loan facility and a $150.0 million senior secured revolving credit facility along with up to a $20.0 million sublimit for letters of credit and a $5.0 million limit for swing line loans. With the proceeds from the new credit facility, the existing credit facility that was entered into in September 2013 was paid down in full.

NOTE B – INVENTORIES
Inventories are stated at lower of cost (using the first-in, first-out method) or market. As of February 28, 2017 and May 31, 2016, inventories consisted of the following:

	Feb 28, 2017	May 31, 2016
	(in thousands)
Raw materials	$19,057	$21,669
Work in process	11,947	10,700
Finished goods	26,677	23,001
Inventories	$57,681	$55,370

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

In the second quarter of fiscal year 2017, the Company decided to terminate its agreements with EmboMedics. The termination of these agreements resulted in a write-off of the initial $2.0 million investment in EmboMedics and is included in "Acquisition, restructuring and other items, net" on the Consolidated Condensed Statements of Income (Loss).

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Intangible assets other than goodwill are amortized over their estimated useful lives on either a straight-line basis or proportionately to the benefit being realized. Useful lives range from one to eighteen years and the weighted average useful life at February 28, 2017 is 12.9 years. We periodically review the estimated useful lives of our intangible assets and review such assets or asset groups for impairment, based on estimated future cash flows, whenever events or changes in circumstances indicate that the carrying value of the assets or asset groups may not be recoverable. If an intangible asset or asset group is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

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

The Company's annual testing for impairment of goodwill was completed as of December 31, 2016. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The Company performed its step one assessment as prescribed by FASB ASC Topic 350, Intangibles - Goodwill and Other as of December 31, 2016 and concluded that it was not more-likely-than-not that the fair value of the Company's reporting unit was less than its carrying value.

Even though we determined that there was no goodwill impairment as of December 31, 2016, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31,

2017. We continued to assess for potential impairment through February 28, 2017 and noted no events that would be considered a triggering event. There were no adjustments to goodwill for the nine months ended February 28, 2017.
As of February 28, 2017 and May 31, 2016, intangible assets consisted of the following:

	February 28, 2017
	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Product technologies	$148,374	$(58,345)	$90,029
Customer relationships	88,322	(50,131)	38,191
Trademarks	28,400	(8,357)	20,043
Licenses	5,037	(4,289)	748
Distributor relationships	2,150	(1,083)	1,067
	$272,283	$(122,205)	$150,078

	May 31, 2016
	Gross carrying value	Accumulated amortization	Net carrying value
	(in thousands)
Product technologies	$148,387	$(51,313)	$97,074
Customer relationships	88,389	(47,133)	41,256
Trademarks	28,470	(6,242)	22,228
In-process R&D acquired	3,600	—	3,600
Licenses	7,931	(6,716)	1,215
Distributor relationships	2,150	(946)	1,204
	$278,927	$(112,350)	$166,577

Amortization expense for the three months ended February 28, 2017 and February 29, 2016 was $4.4 million and $4.5 million, respectively. Amortization expense for the nine months ended February 28, 2017 and February 29, 2016 was $12.9 million and $13.4 million, respectively.

Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2017	$4,398
2018	16,849
2019	16,138
2020	14,556
2021	13,604
2022 and thereafter	84,533
$150,078

NOTE E – ACCRUED LIABILITIES
As of February 28, 2017 and May 31, 2016, accrued liabilities consisted of the following:

	Feb 28, 2017	May 31, 2016
	(in thousands)
Payroll and related expenses	$9,807	$9,414
Royalties	2,473	2,489
Accrued severance	1,606	1,524
Sales and franchise taxes	832	565
Outside services	1,085	2,063
Other	4,950	5,887
	$20,753	$21,942

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
The Credit Agreement provides for a $100.0 million senior secured term loan facility (“Term Loan”) and a $150.0 million senior secured revolving credit facility, which includes up to a $20.0 million sublimit for letters of credit and a $5.0 million sublimit for swingline loans (the “Revolving Facility”, and together with the Term Loan, the “Facilities”).
On November 7, 2016, the Company borrowed $100.0 million under the Term Loan and approximately $16.5 million under the Revolving Facility to repay the balance of $116.5 million under the former credit agreement. As of February 28, 2017 the revolver was paid off in full. As of February 28, 2017 and May 31, 2016 the carrying value of long-term debt approximates its fair market value.
The proceeds of the Revolving Facility may be used for general corporate purposes of the Company and its subsidiaries. The Facilities have a five year maturity.  Interest on both the Term Loan and Revolving Facility are based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.50% to 2.25% respectively. In case of default, the interest rate may be increased by 2.0%. The Revolving Facility carries a commitment fee of 0.20% to 0.35% per annum on the unused portion. The interest rate at February 28, 2017 was 2.29%.
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

The Company was in compliance with both covenants as of February 28, 2017.

The Company's maturities of principal obligations under the credit agreement are as follows, as of February 28, 2017:

(in thousands)
Remainder of 2017	$1,250
2018	5,000
2019	5,000
2020	7,500
2021	11,250
2022	68,750
Total term loan	98,750
Revolving facility	—
Total debt	98,750
Less: Unamortized debt issuance costs	(1,231)
Total	97,519
Less: Current portion of long-term debt	(5,000)
Total long-term debt, net	$92,519

NOTE G - INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 42.9% in the third quarter of fiscal 2017, as compared to 46.0% for the same period in fiscal 2016. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to impact of the deferred tax liability related to indefinite lived intangibles, foreign taxes and state taxes.
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

For the three months ended February 28, 2017 and February 29, 2016, share-based payment expense was $1.7 million for both periods. For the nine months ended February 28, 2017 and February 29, 2016, share-based payment expense was $5.1 million and $4.5 million, respectively.

In the nine months ended February 28, 2017 and February 29, 2016, the Company granted stock options and restricted stock units under the 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of the Company's shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.

In the first quarter of fiscal year 2017, the Company granted performance share awards under the 2004 Plan to certain employees. The awards may be earned by achieving relative performance levels over the three year requisite service period. The performance criteria are based on the total shareholder return ("TSR") of the Company's common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards are based on the closing trading value of the Company's shares on the date of grant and use a Monte Carlo simulation model.

As of February 28, 2017, there were $14.4 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The Company has sufficient shares to satisfy expected share-based payment arrangements.

NOTE I - EQUITY

On November 6, 2016 the, Board of Directors approved a share repurchase program (the "Repurchase Program") under which they authorized the Company the option to repurchase up to $25.0 million of its outstanding common stock during the twenty-four month period ending November 6, 2018. During the second quarter of fiscal year 2017, the Company repurchased 500,000 shares of common stock in the open market at an aggregate cost of $7.8 million under the Repurchase Program. As of February 28, 2017, $17.2 million remained available for repurchase under the Repurchase Program.

In February 2017, the Company retired 642,305 shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired stock had a carrying value of approximately $9.9 million and $0.01 was the par value that was deducted from Common Stock and the remaining $9.9 million is deducted from Additional Paid-in Capital.

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
The following table reconciles basic to diluted weighted-average shares outstanding for the three and nine months ended February 28, 2017 and February 29, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	Feb 28, 2017	Feb 29, 2016	Feb 28, 2017	Feb 29, 2016
Basic	36,625	36,146	36,557	36,083
Effect of dilutive securities	501	244	511	—
Diluted	37,126	36,390	37,068	36,083

Securities excluded as their inclusion would be anti-dilutive	1,040	3,394	973	3,038

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
The table below summarizes net sales by product category (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Feb 28, 2017	Feb 29, 2016	Feb 28, 2017	Feb 29, 2016
Net sales
Peripheral Vascular	$48,496	$49,779	$152,800	$147,940
Vascular Access	23,680	24,911	72,238	74,576
Oncology/Surgery	12,993	12,054	35,837	35,859
Supply Agreement	433	690	1,854	2,096
Total	$85,602	$87,434	$262,729	$260,471
The table below presents net sales by geographic area based on external customer location (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	Feb 28, 2017	Feb 29, 2016	Feb 28, 2017	Feb 29, 2016
Net sales
United States	$67,366	$69,501	$209,901	$208,523
International	17,803	17,243	50,974	49,852
Supply Agreement	433	690	1,854	2,096
Total	$85,602	$87,434	$262,729	$260,471

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2017 and May 31, 2016 (in thousands of dollars):

	Fair Value Measurements using inputs considered as:			Fair Value at February 28, 2017
	Level 1	Level 2	Level 3
Financial Assets:
Marketable securities
U.S. government agency obligations	$—	$—	$1,203	$1,203
Total	—	—	1,203	1,203
Total Financial Assets	$—	$—	$1,203	$1,203
Financial Liabilities:
Contingent consideration for acquisition earn out	—	—	12,635	12,635
Total Financial Liabilities	$—	$—	$12,635	$12,635

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2016
	Level 1	Level 2	Level 3
Financial Assets:
Marketable securities
U.S. government agency obligations	$—	$—	$1,653	$1,653
Total	—	—	1,653	1,653
Total Financial Assets	$—	$—	$1,653	$1,653
Financial Liabilities:
Contingent consideration for acquisition earn out	—	—	38,275	38,275
Total Financial Liabilities	$—	$—	$38,275	$38,275
There were no transfers between Level 1, 2 and 3 for the three and nine months ended February 28, 2017.

The table below presents the changes in fair value components of Level 3 instruments in the three and nine months ended February 28, 2017 (in thousands of dollars):

	Three Months Ended February 28, 2017
	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, November 30, 2016	1,203	12,513
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration	—	122
Balance, February 28, 2017	$1,203	$12,635

	Nine Months Ended February 28, 2017
	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2016	1,653	38,275
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration	—	(15,386)
Currency gain (loss) from remeasurement	—	(154)
Proceeds from sale or maturity of marketable securities	(450)	—
Contingent consideration payments	—	(10,100)
Balance, February 28, 2017	$1,203	$12,635
During the second quarter of fiscal year 2017, the Company made the decision to discontinue their investment in the TiLo product that was acquired in August 2013 as part of the Clinical Devices acquisition. This decision resulted in the write-off of the acquired in-process research and development (IPR&D) of $3.6 million along with a $3.1 million gain from the reduction in the fair value of contingent consideration liability associated with future milestones that will no longer be met. In addition, the Company revised the sales projections for the AngioVac product as a result of reviews performed by executive management across all products. The adjustments to the sales projections resulted in a $13.4 million gain from the reduction in the fair value of the contingent liability that is based on projected sales volume over the contractual earn out period.
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
We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements and is determined using a discounted cash flow model applied to projected net sales, using probabilities of achieving projected net sales and projected payment dates. Projected net sales are based on our internal projections and extensive analysis of the target market and the sales potential. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future. At February 28, 2017, the revenue based payments are being calculated based on our current sales projections which is at the minimums for contingent payments.
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of February 28, 2017 (in thousands of dollars):

	Fair value at	Valuation
	Feb 28, 2017	Technique	Unobservable Input	Range
Revenue based payments	$12,635	Discounted cash flow	Discount rate	4%
			Probability of achieving sales	100%
			Projected fiscal year of payment	2017 - 2019
At February 28, 2017, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $13.0 million. The milestones, including sales projections, associated with the contingent consideration must be reached in future periods ranging from fiscal years 2017 to 2019 in order for the associated consideration to be paid.

NOTE M – MARKETABLE SECURITIES
Marketable securities, which can be government agency bonds, auction rate investments or corporate commercial paper, are classified as “available-for-sale securities” and are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold an investment in an auction rate security that is high credit quality and generally achieved with municipal bond insurance. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the security in the near term. We have not participated in any recent auctions. As of February 28, 2017 and May 31, 2016, we had $1.2 million and $1.7 million, respectively, in investments in one auction rate security. The authorities are current in their interest payments on the security. The auction rate security will mature in 2029.
As of February 28, 2017 and May 31, 2016, marketable securities consisted of the following (in thousands of dollars):

As of February 28, 2017	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Government agency obligations	$1,350	$—	$(147)	$1,203
	$1,350	$—	$(147)	$1,203

As of May 31, 2016	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Government agency obligations	$1,800	$—	$(147)	$1,653
	$1,800	$—	$(147)	$1,653

NOTE N – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various legal proceedings, including commercial, intellectual property, product liability, and regulatory matters of a nature considered normal for its business. The Company accrues for amounts related to these matters if it is probable that a liability has been incurred, and an amount can be reasonably estimated. The Company discloses such matters when there is at least a reasonable possibility that a material loss may have been incurred. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. On March 11, 2015, the U.S. Court of Appeals for the First Circuit affirmed the judgment.  The defendants petitioned to the U.S. Supreme Court for a writ of certiorari.  The Supreme Court denied the petition on November 30, 2015. The defendants also filed an appeal with the U.S. Court of Appeals for the First Circuit regarding civil contempt sanctions imposed by the Massachusetts District Court as a result of defendants’ completion of the downstream merger in violation of the Court’s injunction. On May 6, 2016, the First Circuit issued an opinion rejecting this latest appeal.  On October 11, 2016, defendants petitioned the U.S. Supreme Court for a writ of certiorari from that decision. We opposed the petition, and the Supreme Court denied the petition on January 9, 2017.

On February 18, 2016, the Massachusetts District Court issued an order compelling the Massachusetts defendants to provide post-judgment discovery intended to aid us in potentially collecting our judgment.  On March 21, 2016, the Massachusetts defendants noticed an appeal from this order. On August 31, 2016, the First Circuit dismissed that appeal. On June 27, 2016, we filed a motion asking the Massachusetts District Court to impose sanctions on the Massachusetts defendants for their failure to comply with the post-judgment discovery order. On December 26, 2016, we filed a further motion seeking to compel defendants to provide additional post-judgment discovery; the Massachusetts District Court granted our motion on February 17, 2017. On March 8, 2017, the Massachusetts defendants filed another notice of appeal to the First Circuit Court of Appeals, challenging the District Court’s denial of their motion to vacate the civil contempt sanctions in effect against them

On November 13, 2014, the U.S. District Court for the District of Massachusetts issued summonses to four Biolitec entities - Biolitec U.S., Inc., Biolitec Holding U.S., Inc., Biolitec Medical Devices, Inc., and CeramOptec Industries, Inc. - pursuant to Massachusetts trustee process.  We sought to use this process to attach the assets of these entities in order to satisfy our judgment.  The trustee process was automatically stayed when the four Biolitec entities filed Chapter 7 petitions in the U.S. Bankruptcy Court for the District of Delaware. However, on November 3, 2015, the Delaware Bankruptcy Court granted our request to modify the automatic stay to allow us to seek a default against the four Biolitec entities pursuant to trustee process. On January 21, 2016, the four Chapter 7 cases were transferred at our request to the U.S. Bankruptcy Court for the District of New Jersey. On February 17, 2017, we filed our motion for default against the four Chapter 7 Debtors in the trustee process in the Massachusetts District Court.

On August 29, 2013, we became co-plaintiffs in an adversary proceeding in the United States Bankruptcy Court for the District of New Jersey entitled Cyganowski, Trustee, et al. v. Biolitec U.S., Inc., et al. In this action, we assert claims of conversion, unjust enrichment, tortious interference, and unfair competition against various biolitec entities for alleged violation of Bankruptcy Court settlement and sale orders under which we acquired certain assets of Biolitec, Inc. On September 3, 2013, we, along with our co-plaintiff, obtained a temporary restraining order against the defendants in this action. On January 22, 2015, the Bankruptcy Court entered a permanent injunction on our behalf for an additional two years. Our damages claims in this adversary proceeding have been stayed since the Chapter 7 bankruptcy filings of the four Biolitec Debtors in April 2015.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office ("PTO") which seek to invalidate all three patents asserted by Bard in the litigation. Our petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the PTO Board of Appeals and Interferences for all three reexams. The parties completed briefing on the appeals and oral argument was held on June 18, 2015. The Patent Office has issued decisions in the three appeals. In one (issued on March 11, 2016 for US Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947.022) the rejections of all twenty claims under reexamination were affirmed. Bard has since filed Requests for Rehearing in all three reexamination appeals and the Company filed Requests for Rehearing in two of the reexamination appeals (the ‘302 and ‘615 patent reexaminations). Each party has filed comments in Opposition to the other party’s Rehearing Requests,. The PTO has since issued decisions denying all Rehearing Requests - - on February 1, 2017 for the ‘302; on February 17, 2017 for the ‘022; and on February 21, 2017 for the ‘615. In the ‘302 and ‘022, the PTO modified its characterization of one prior art reference. The Utah Action has been stayed pending final resolution of the PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, C.R. Bard, Inc. and Bard Peripheral Vascular, Inc. (“Bard”) filed suit in the United States District Court for the District of Delaware claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the “Delaware Action). Bard is seeking unspecified damages and other relief. The patents asserted in the Delaware Action are different than those asserted in the Utah Action. On June 1, 2015, we filed two motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. On January 12, 2016, the court issued a decision denying both motions. We have since served an Answer and Counterclaim to which Bard has served a Reply. On March 10, 2016, the Court held a case management conference, and, on March 14, 2016, the court entered a Scheduling Order which set, inter alia, a Markman hearing for March 10, 2017, a summary judgment hearing for December 8, 2017 and trial for March 12, 2018. The parties have since served various discovery requests on each other, and have been producing documents to each other; on May 27, 2016 Bard served its Infringement Contentions which identified all the port products accused of infringement; and, on June 24, 2016, we served Invalidity Contentions which detail various grounds for invalidating the three asserted patents. The parties completed briefing on the claim construction issues and the Markman hearing was held on March 10, 2017. A decision is expected on or about May 12, 2017. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

NOTE O – ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET

Acquisition, Restructuring and Other Items
For the three months and nine months ended February 28, 2017 and February 29, 2016 acquisition, restructuring and other items, net consisted of:

	Three Months Ended		Nine Months Ended
	Feb 28, 2017	Feb 29, 2016	Feb 28, 2017	Feb 29, 2016
	(in thousands)		(in thousands)
Legal	$1,528	$1,468	$5,162	$5,402
Intangible and other asset impairment	—	—	5,604	384
Plant consolidation	217	—	217	—
Other	5	1,574	1,045	3,312
Total	$1,750	$3,042	$12,028	$9,098

Restructuring

The Company evaluates its performance and looks for opportunities to improve the overall operations of the Company on an ongoing basis. As a result of this evaluation, certain restructuring initiatives are taken to enhance the Company’s overall operations.
Operational Consolidation
On February 1, 2017, the Company announced to employees an operational consolidation plan (the “plan”) to consolidate our manufacturing facilities in Manchester, GA and Denmead, UK into the Glens Falls and Queensbury, NY facilities. This plan will streamline and optimize the manufacturing functions into one centralized location increasing the utilization of the Glens Falls and Queensbury facilities, optimizing inventory and reducing cost of goods sold through savings in overhead expenses and direct labor. The restructuring activities associated with the plan are expected to be completed in the third quarter of fiscal year 2018.
The following table provides a summary of our estimated costs associated with the plan:

Type of cost	Total estimated amount expected to be incurred (in millions)
Termination benefits	$1.75 to $2.25
Equipment transfer	$2.25 to $2.50
Regulatory filings	$0.75 to $1.00
Contract cancellations	$0.75 to $1.00
Other	$0.75 to $1.00
$6.25 to $7.75
The Company recorded restructuring charges related to the plan in the third quarter of fiscal year 2017 of $0.2 million for the three months ended and $0.2 million for the nine months ended. There were no costs associated with this plan in the prior year. Termination benefits are only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits are being recorded ratably over the service period.
The following table presents the costs incurred in the third quarter of fiscal year 2017:

Three and nine months ended February 28, 2017:

		Equipment		Contract
	Termination	Transfer	Regulatory	Cancellation	Other
(in thousands)	Benefits	Costs	Filings	Costs	Costs

Acquisition, restructuring, one-time and other	$202	$—	$—	$—	$15

	$202	$—	$—	$—	$15

The Company made no cash payments in the third quarter of fiscal year 2017 associated with our restructuring initiatives associated with the plan.
The Company’s restructuring liability of $0.2 million is mainly comprised of accruals for termination benefits which are included in accrued expenses on the consolidated condensed balance sheet.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows under Topic 230. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-15 should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 provides a single, comprehensive accounting model for revenues arising from contracts with customers that supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that an entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under existing revenue recognition guidance. ASU 2014-09 is effective for the Company beginning in its fiscal year 2019, and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently in the process of evaluating the impact of ASU 2014-09 on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of a business by providing a more robust framework to evaluate whether transactions should be accounted for as an acquisition of assets or business. This update is expected to reduce the number of transactions that will be accounted for as an acquisition of a business. ASU 2017-01 is effective for annual periods beginning after December 15, 2017. The effects of this update will depend on future acquisitions.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by eliminating steps from the goodwill impairment test. ASU 2017-04 should be adopted for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company will evaluate the impact of ASU 2017-04 during its next goodwill impairment test.

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

Our sales and profitability growth depends, in part, on the introduction of new and innovative products, together with ongoing enhancements to our existing products. Expansions to our product offerings are created through internal product development, technology licensing and strategic alliances. In recent years we have acquired or developed, and launched several new products, including the AngioVac cannula and circuit, the BioFlo family of products, NanoKnife and the Acculis microwave system, which are all currently contributing to our revenue profile. We obtained CE Mark certification for the Solero microwave thermal ablation system at the end of the third quarter. We recognize the importance of, and intend to continue to make investments in, research and development activities and business development opportunities and feel confident that our existing capital structure and free cash flow generation will allow us to properly fund those activities.

We sell our products in the United States through a direct sales force and outside the U.S. through a combination of direct sales and distributor relationships. We expect our businesses to grow in both sales and profit through geographic expansion, market penetration, new product introductions and increasing our direct presence internationally.

The following financial metrics will assist in evaluating the operating performance of our business for the three and nine months ended February 28, 2017 compared to the three and nine months ended February 29, 2016:

Three months ended February 28, 2017
•Reported revenue decreased by 2.1% to $85.6 million
•Constant currency revenue decreased by 1.9%
•Operating income increased by $3.2 million to $5.1 million
•Diluted earnings per share increased by $0.06 to $0.08

Nine months ended February 28, 2017
•Reported revenue increased by 0.9% to $262.7 million
•Constant currency revenue increased by 1.1%
•Operating income increased by $21.6 million to $24.3 million
•Diluted earnings per share increased by $0.49 to $0.48
•Cash flow from operations increased by $10.1 million to $36.8 million

For our third quarter results, revenue across the business was soft offset partially by growth in the Oncology franchise as a result of the launch of our thermal ablation product in Japan. It was also offset slightly by continued growth in our core product line along with solid performance of BioFlo in both Midlines and Dialysis. The increase in operating income was driven primarily by continued focus on operational excellence in the plant and cost management actions in operating expenses.

Management's Use of Non-GAAP Measures

Net sales “on a constant currency basis” is a non-GAAP measure. The Company analyzes net sales on a constant currency basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on net sales, the Company believes that evaluating growth in net sales on a constant currency basis provides an additional and meaningful assessment of net sales to both management and the company’s investors. Constant currency growth rates are calculated by subtracting the current period's local currency sales at the prior period’s exchange rate from the current period’s local currency sales at the current period’s exchange rate.

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

Results of Operations for the Three Months ended February 28, 2017 and February 29, 2016

For the three months ended February 28, 2017, we reported net income of $2.9 million, or $0.08 per diluted share, on net sales of $85.6 million, compared with a net income of $0.6 million, or $0.02 per share, on net sales of $87.4 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the three months ended February 28, 2017 and February 29, 2016:

	Three months ended
	Feb 28, 2017	Feb 29, 2016	% Growth	Currency Impact (Pos) Neg	Constant Currency
Net Sales by Product Category
Peripheral Vascular	$48,496	$49,779	(3)%
Vascular Access	23,680	24,911	(5)%
Oncology/Surgery	12,993	12,054	8%
Total Excluding Supply Agreement	85,169	86,744	(2)%	—%	(2)%
Supply Agreement	433	690	(37)%	—%	(37)%
Total	$85,602	$87,434	(2)%	—%	(2)%

Net Sales by Geography
United States	$67,366	$69,501	(3)%	—%	(3)%
International	17,803	17,243	3%	1%	4%
Supply Agreement	433	690	(37)%	—%	(37)%
Total	$85,602	$87,434	(2)%	—%	(2)%

For the three months ended February 28, 2017, net sales decreased $1.8 million to $85.6 million compared to the same period in the prior year.
From a product line perspective, Peripheral Vascular sales decreased 3% primarily attributable to softness in our fluid management and venous businesses offset slightly by increased volume in our core business. Vascular Access sales decreased 5% due to softness in PICCs and ports offset by continued strength in our Midlines and Bioflo Dialysis products. Oncology Surgery sales increased 8% due to the launch of our thermal ablation product in Japan and utilization across all product lines.
From a geographic perspective, U.S. sales decreased 3% primarily due to increasing pricing pressures and competition in our Peripheral Vascular and Vascular Access businesses. International sales increased 4% on a constant-currency basis, primarily attributable to the launch of our thermal ablation product in the Japanese market and increased volume in BioFlo PICCs.

Gross Profit, Operating expenses, and Other income (expense)

	Three months ended
	Feb 28, 2017	Feb 29, 2016	% Change
Gross profit	$43.8	$43.5	1%
Gross profit % of sales	51.2%	49.8%
Research and development	$6.0	$5.8	3%
% of sales	7.0%	6.6%
Selling and marketing	$19.5	$21.0	(7)%
% of sales	22.7%	24.0%
General and administrative	$7.0	$6.9	1%
% of sales	8.2%	7.9%
Medical device excise tax	$—	$0.4	(100)%
% of sales	—%	0.5%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. Despite the revenue shortfall, gross profit was $0.3 million favorable versus prior year due to continued focus on operational excellence programs offset by pricing pressures globally, foreign currency impacts and mix of products compared to prior year compared to the three months ended February 29, 2016.
Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs. R&D expenses increased $0.2 million for the three months ending February 28, 2017 due to investments in regulatory headcount and registration costs ($0.6 million) partially offset by lower project spend ($0.4 million) related to implementation of a new product development process that is prioritizing project spend.
Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. S&M expenses decreased by $1.5 million for the three months ending February 28, 2017 due to sales and marketing roles that have not been filled and lower commissions ($0.4 million), lower bad debt expense ($0.6 million), reduced travel costs ($0.2 million) and samples management ($0.2 million).
General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses increased $0.1 million for the three months ended February 28, 2017 due to recruitment and relocation expense ($0.2 million) partially offset by improved benefit claim performance versus in the prior year ($0.1 million).
Medical device excise tax - Medical devices excise tax is assessed on our US product sales subject to exclusions and adjustments during the second quarters of fiscal 2016. The expense decreased for the three months ending February 28, 2017 compared to the prior year due to the suspension of the medical device excise tax as of the end of December 2015.

	Three months ended
	Feb 28, 2017	Feb 29, 2016	$ Change
Amortization of intangibles	$4.4	$4.5	$(0.1)
Change in fair value of contingent consideration	$0.1	$—	$0.1
Acquisition, restructuring and other items, net	$1.8	$3.0	$(1.2)
Other expense	$(0.6)	$(1.0)	$0.4
Amortization of intangibles - Amortization of intangibles decreased from the three months ending February 28, 2017 to February 29, 2016 primarily due to intangibles that became fully amortized.

Change in fair value of contingent consideration - Represents changes in the contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration. The balance remained consistent with the prior year and consists of normal amortization.
Acquisition, restructuring and other items, net - Expense for the three months ended February 28, 2017 consists primarily of $0.2 million in severance related to the plant consolidation announced in February 2017 and $1.5 million in litigation expense. The three months ended February 29, 2016 included $0.3 million in accelerated depreciation, $1.5 million in litigation expense and other miscellaneous items.
Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs. The decrease in other expenses is primarily attributed to foreign currency remeasurement.

	Three months ended
	Feb 28, 2017	Feb 29, 2016
Income tax expense (benefit)	$1.7	$0.4
Effective tax rate including discrete items	36.6%	37.1%

Income taxes - Our effective tax rate including discrete items for the three month periods ended February 28, 2017 and February 29, 2016 was 36.6% and 37.1%, respectively. The change in the effective tax rate, detailed in Note G, is primarily driven by the impact of the US valuation allowance and the deferred tax liability related to intangibles that have an indefinite reversal period and cannot be used to support the deferred tax assets.

Results of Operations for the Nine Months ended February 28, 2017 and February 29, 2016

For the nine months ended February 28, 2017, we reported net income of $17.9 million, or $0.48 per diluted share, on net sales of $262.7 million, compared with a net loss of $0.5 million, or $(0.01) per share, on net sales of $260.5 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the nine months ended February 28, 2017 and February 29, 2016:

	Nine months ended
	Feb 28, 2017	Feb 29, 2016	% Growth	Currency Impact (Pos) Neg	Constant Currency
Net Sales by Product Category
Peripheral Vascular	$152,800	$147,940	3%
Vascular Access	72,238	74,576	(3)%
Oncology/Surgery	35,837	35,859	—%
Total Excluding Supply Agreement	260,875	258,375	1%	—%	1%
Supply Agreement	1,854	2,096	(12)%	—%	(12)%
Total	$262,729	$260,471	1%	—%	1%

Net Sales by Geography
United States	$209,901	$208,523	1%	—%	1%
International	50,974	49,852	2%	2%	4%
Supply Agreement	1,854	2,096	(12)%	—%	(12)%
Total	$262,729	$260,471	1%	—%	1%

For the nine months ended February 28, 2017, net sales increased $2.3 million to $262.7 million compared to the same period in the prior year. As shown in the table above, consolidated net sales increased by 1% on a constant currency basis.
From a product line perspective, Peripheral Vascular sales increased 3% primarily attributable to increased volume in our Angiographic product line which is offsetting softness in other areas of the Peripheral Vascular business. Vascular Access sales decreased 3% due to softness in PICCS and ports offset by continued growth in our Midlines and BioFlo Dialysis product lines. Oncology Surgery sales were flat year over year.
From a geographic perspective, U.S. sales increased 1% due primarily to increased volume in the Angiographic product line, BioFlo Midlines and NanoKnife product lines. International sales increased 4% on a constant-currency basis, primarily attributable to growth in our Core, PICCs and Thermal Ablation product lines.
Gross Profit, Operating expenses, and Other income (expense)

	Nine months ended
	Feb 28, 2017	Feb 29, 2016	% Change
Gross profit	$133.8	$132.8	1%
Gross profit % of sales	50.9%	51.0%
Research and development	$18.6	$18.1	3%
% of sales	7.1%	7.0%
Selling and marketing	$58.5	$63.5	(8)%
% of sales	22.7%	24.4%
General and administrative	$23.0	$22.9	—%
% of sales	8.7%	8.8%
Medical device excise tax	$—	$2.4	(100)%
% of sales	—%	0.9%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead. The $1.0 million increase for the nine months February 28, 2017 is primarily attributable to net productivity offset by pricing pressures globally, foreign currency impacts and mix of products compared to prior year.
Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs. R&D expenses increased $0.5 million for the nine months ending February 28, 2017 due to increased headcount in regulatory and quality ($0.7 million), higher severance and bonus accrual ($0.7 million) offset by lower project spend related to implementation of a new product development process ($0.9 million).
Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities. S&M expenses decreased by $5.0 million for the nine months ending February 28, 2017 due to open positions and commissions ($1.3 million), reduced travel costs ($1.4 million), depreciation expense ($0.4 million), and cost management on sales meetings and samples ($1.8 million).
General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities. G&A expenses were flat for the nine months ended February 28, 2017, driven by increased stock based compensation expense ($1.0 million) and accounting fees ($0.5 million), offset by lower depreciation ($0.6 million) and benefits rate favorability ($1.2 million).
Medical device excise tax - Medical devices excise tax is assessed on our US product sales subject to exclusions and adjustments during the first two quarters of fiscal 2016. The expense decreased for the nine months ending February 28, 2017 compared to the prior year due to the suspension of the medical device excise tax as of the end of December 2015.

	Nine months ended
	Feb 28, 2017	Feb 29, 2016	$ Change
Amortization of intangibles	$12.9	$13.4	$(0.5)
Change in fair value of contingent consideration	$(15.4)	$0.6	$(16.0)
Acquisition, restructuring and other items, net	$12.0	$9.1	$2.9
Other expense	$(2.4)	$(3.2)	$0.8
Amortization of intangibles - Amortization of intangibles decreased from the nine months ending February 28, 2017 to February 29, 2016 primarily due to intangibles that became fully amortized.
Change in fair value of contingent consideration - Represents changes in the contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration. The decrease is due to a gain of $13.4 million that was taken on the AngioVac product as a result of decreases in future sales projections that eliminated any payments above minimums and a gain of $3.1 million on the TiLo product as the milestone will not be achieved. This was partially offset by normal amortization.
Acquisition, restructuring and other items, net - Expense for the nine months ended February 28, 2017 consists primarily of $1.0 million in severance, of which, $0.2 million relates to the plant consolidation, $5.2 million in litigation expense; $2.0 million for the write-off of Embomedics due to termination of the agreement and $3.6 million related to the decision to discontinue our investment in the TiLo product, as described above. The nine months ended February 29, 2016 included $1.0 million in accelerated depreciation, $5.4 million in litigation expense, $1.6 million in mergers and acquisition due diligence and $1.1 other miscellaneous items.
Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs. Expenses decreased $0.8 million due to lower interest expense from the new credit facility and unrealized foreign currency gains from re-measurement offset by the write off of the deferred financing fees from the original credit facility.

	Nine months ended
	Feb 28, 2017	Feb 29, 2016
Income tax expense (benefit)	$4.0	$0.1
Effective tax rate including discrete items	18.1%	(19.5)%

Income taxes - Our effective tax rate including discrete items for the nine month periods ended February 28, 2017 and February 29, 2016 was 18.1% and (19.5)%, respectively. The change in the effective tax rate, detailed in Note G, is primarily driven by the impact of the US valuation allowance and the deferred tax liability related to intangibles that have an indefinite reversal period and cannot be used to support the deferred tax assets.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $35.6 million as of February 28, 2017, compared with $32.3 million as of May 31, 2016. Marketable securities totaled $1.2 million and $1.7 million as of February 28, 2017 and May 31, 2016, respectively, and consist of an auction rate security. As of February 28, 2017, total principal debt outstanding was $98.8 million and the fair value of contingent consideration payments was $12.6 million.
The table below summarizes our cash flows for the nine months ended February 28, 2017 and February 29, 2016 (in thousands of dollars):

	Nine Months Ended
	Feb 28, 2017	Feb 29, 2016
Cash provided by (used in):
Operating activities	$36,752	$26,672
Investing activities	(1,808)	(3,888)
Financing activities	(31,416)	(19,167)
Effect of exchange rate changes on cash and cash equivalents	(290)	(111)
Net change in cash and cash equivalents	$3,238	$3,506

Cash provided by operating activities during the nine months ended February 28, 2017 and February 29, 2016, was primarily the result of net income excluding non-cash items offset by changes in working capital. In the current year period, favorable working capital changes in accounts receivable were partially offset by unfavorable movements in inventories, payables and accrued expenses along with normal operations drove improvement in operating cash by $10.1 million year over year.
The net cash used in investing activities for the current year period consisted of $2.3 million in fixed asset additions offset by proceeds from one of our investments of $0.5 million. The prior year use of cash consisted primarily of $1.9 million of fixed asset additions and $2.0 million in the acquisition of warrants related to the agreement with EmboMedics.
The net cash provided by financing activities is the result of $10.3 million of proceeds from stock option and ESPP activity offset by a $9.9 million payment on earn-out liabilities, net $22.7 million in repayments on long-term debt after the proceeds from the new credit agreement and repayment of the old credit agreement, $1.3 million in deferred financing fees related to the new credit agreement and $7.9 million from the repurchase of common shares. For the year ended February 29, 2016, the net cash provided by financing activities was the result of a $1.9 million of proceeds from stock option and ESPP activity offset by $9.9 million in payments on earn-out liabilities and $11.3 million in repayments on long-term debt.
On November 7, 2016, the Company entered into a Credit Agreement that provides for a $100.0 million senior secured term loan facility and a $150.0 million senior secured revolving credit facility, which includes up to a $20.0 million sublimit for letters of credit and a $5.0 million sublimit for swingline loans.
We believe that our current cash and investment balances, together with future cash generated from operations and our revolving credit facility capacity of up to $150.0 million as of February 28, 2017, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future, we may require additional external financing.

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

On November 7, 2016, we entered into a Credit Agreement (the "Credit Agreement") which provides for a $100.0 million senior secured term loan facility ("Term Loan") and a $150.0 million senior secured revolving credit facility (the "Revolving Facility", and together with the Term Loan, the "Facilities"). Interest on both the Term Loan and Revolver is based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.50% to 2.25% respectively. In the event of default, the interest rate may be increased by 2.0%. Currently there are no conditions that would result in a material change to our interest rate.

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended February 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2009, we commenced an action in the United States District Court for the District of Massachusetts entitled AngioDynamics, Inc. v. biolitec AG and Wolfgang Neuberger. The Complaint in this action was amended in March 2010. This action seeks to recover against biolitec, Inc.’s parent entities and CEO for tortiously interfering with biolitec, Inc.’s contractual obligation to defend and indemnify us, and also seeks to pierce the corporate veil of biolitec, Inc. and to invalidate certain alleged fraudulent transfers in order to hold biolitec, Inc.’s parent entities jointly and severally liable for the alleged breach of the SDA. On September 13, 2012, the Massachusetts Court granted our request for a preliminary injunction prohibiting the downstream merger of biolitec AG with its Austrian subsidiary. On April 1, 2013, the U.S. Court of Appeals for the First Circuit affirmed the preliminary injunction. On January 14, 2014, the District Court entered judgment in our favor as to liability. On March 18, 2014, the District Court entered judgment in our favor against Biolitec AG, Biomed Technology Holdings, Ltd., and Wolfgang Neuberger, jointly and severally, in the amount of $74.9 million. On March 11, 2015, the U.S. Court of Appeals for the First Circuit affirmed the judgment.  The defendants petitioned to the U.S. Supreme Court for a writ of certiorari.  The Supreme Court denied the petition on November 30, 2015. The defendants also filed an appeal with the U.S. Court of Appeals for the First Circuit regarding civil contempt sanctions imposed by the Massachusetts District Court as a result of defendants’ completion of the downstream merger in violation of the Court’s injunction. On May 6, 2016, the First Circuit issued an opinion rejecting this latest appeal.  On October 11, 2016, defendants petitioned the U.S. Supreme Court for a writ of certiorari from that decision. We opposed the petition, and the Supreme Court denied the petition on January 9, 2017.

On February 18, 2016, the Massachusetts District Court issued an order compelling the Massachusetts defendants to provide post-judgment discovery intended to aid us in potentially collecting our judgment.  On March 21, 2016, the Massachusetts defendants noticed an appeal from this order. On August 31, 2016, the First Circuit dismissed that appeal. On June 27, 2016, we filed a motion asking the Massachusetts District Court to impose sanctions on the Massachusetts defendants for their failure to comply with the post-judgment discovery order. On December 26, 2016, we filed a further motion seeking to compel defendants to provide additional post-judgment discovery; the Massachusetts District Court granted our motion on February 17, 2017. On March 8, 2017, the Massachusetts defendants filed another notice of appeal to the First Circuit Court of Appeals, challenging the District Court’s denial of their motion to vacate the civil contempt sanctions in effect against them

On November 13, 2014, the U.S. District Court for the District of Massachusetts issued summonses to four Biolitec entities - Biolitec U.S., Inc., Biolitec Holding U.S., Inc., Biolitec Medical Devices, Inc., and CeramOptec Industries, Inc. - pursuant to Massachusetts trustee process.  We sought to use this process to attach the assets of these entities in order to satisfy our judgment.  The trustee process was automatically stayed when the four Biolitec entities filed Chapter 7 petitions in the U.S. Bankruptcy Court for the District of Delaware. However, on November 3, 2015, the Delaware Bankruptcy Court granted our request to modify the automatic stay to allow us to seek a default against the four Biolitec entities pursuant to trustee process. On January 21, 2016, the four Chapter 7 cases were transferred at our request to the U.S. Bankruptcy Court for the District of New Jersey. On February 17, 2017, we filed our motion for default against the four Chapter 7 Debtors in the trustee process in the Massachusetts District Court.

On August 29, 2013, we became co-plaintiffs in an adversary proceeding in the United States Bankruptcy Court for the District of New Jersey entitled Cyganowski, Trustee, et al. v. Biolitec U.S., Inc., et al. In this action, we assert claims of conversion, unjust enrichment, tortious interference, and unfair competition against various biolitec entities for alleged violation of Bankruptcy Court settlement and sale orders under which we acquired certain assets of Biolitec, Inc. On September 3, 2013, we, along with our co-plaintiff, obtained a temporary restraining order against the defendants in this action. On January 22, 2015, the Bankruptcy Court entered a permanent injunction on our behalf for an additional two years. Our damages claims in this adversary proceeding have been stayed since the Chapter 7 bankruptcy filings of the four Biolitec Debtors in April 2015.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office ("PTO") which seek to invalidate all three patents asserted by Bard in the litigation. Our petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the PTO Board of Appeals and Interferences for all three reexams. The parties completed briefing on the appeals and oral argument was held on June 18, 2015. The Patent Office has issued decisions in the three appeals. In one (issued on March 11, 2016 for US Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947.022) the rejections of all twenty claims under reexamination were affirmed. Bard has since filed Requests for Rehearing in all three reexamination appeals and the Company filed Requests for Rehearing in two of the reexamination appeals (the ‘302 and ‘615 patent reexaminations). Each party has filed comments in Opposition to the other party’s Rehearing Requests,. The PTO has since issued decisions denying all Rehearing Requests - - on February 1, 2017 for the ‘302; on February 17, 2017 for the ‘022; and on February 21, 2017 for the ‘615. In the ‘302 and ‘022, the PTO modified its characterization of one prior art reference. The Utah Action has been stayed pending final resolution of the PTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, C.R. Bard, Inc. and Bard Peripheral Vascular, Inc. (“Bard”) filed suit in the United States District Court for the District of Delaware claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the “Delaware Action). Bard is seeking unspecified damages and other relief. The patents asserted in the Delaware Action are different than those asserted in the Utah Action. On June 1, 2015, we filed two motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. On January 12,

2016, the court issued a decision denying both motions. We have since served an Answer and Counterclaim to which Bard has served a Reply. On March 10, 2016, the Court held a case management conference, and, on March 14, 2016, the court entered a Scheduling Order which set, inter alia, a Markman hearing for March 10, 2017, a summary judgment hearing for December 8, 2017 and trial for March 12, 2018. The parties have since served various discovery requests on each other, and have been producing documents to each other; on May 27, 2016 Bard served its Infringement Contentions which identified all the port products accused of infringement; and, on June 24, 2016, we served Invalidity Contentions which detail various grounds for invalidating the three asserted patents. The parties completed briefing on the claim construction issues and the Markman hearing was held on March 10, 2017. A decision is expected on or about May 12, 2017. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended February 28, 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
December 1 - December 31, 2016	—	$—	—	$—
January 1 - January 31, 2017	858	$16.84	—	$—
February 1 - February 28, 2017	—	$—	—	$—

(1)	The Company repurchased 858 shares during the three months ended February 28, 2017 from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

Item 3.	Defaults on Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
EXHIBIT INDEX

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	April 3, 2017	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	April 3, 2017	/ S / MICHAEL C. GREINER
Michael C. Greiner, Executive Vice President, Chief Financial Officer (Principal Financial and Principal Accounting Officer)