Form 10-K/A
period 2016-05-31
ANGIODYNAMICS INC
filed 2017-07-25
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

We are filing this Amendment No. 1 (this “Amendment” or “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended May 31, 2016 following an inspection by the Public Company Accounting Oversight Board of PricewaterhouseCoopers LLP’s (“PwC”) audit of our May 31, 2016 financial statements and internal controls over financial reporting, as discussed below. Our Annual Report on Form 10-K for the year ended May 31, 2016 (the “Form 10-K” or the “Original Form 10-K”) was originally filed with the Securities and Exchange Commission (the “SEC”) on August 1, 2016. At the time of filing our Form 10-K, we determined that our disclosure controls and procedures (“DC&P”) and our internal controls over financial reporting (“ICFR”) were each effective as of May 31, 2016. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DC&P and ICFR were not effective as of May 31, 2016.

Management of the Company, after discussions with PwC and the Audit Committee, determined that Management’s Report on Internal Control over Financial Reporting included in the Form 10-K should no longer be relied upon due to a material weakness specifically related to the goodwill impairment test as further discussed in Item 9A, Controls and Procedures.

The material weakness did not result in any misstatement of our consolidated financial statements for the year ended May 31, 2016.

See “Items Amended by this Filing” below for a description of the items of the Form 10-K that are being amended pursuant to this Amendment.

Items Amended by this Filing

The following items of the Original Form 10-K are being amended:

Item 9A: Controls and Procedures

Item 15: Exhibits, Financial Statement Schedules

In addition to this Amendment, we intend to file amended Quarterly Reports on Form 10-Q for the first three quarters of fiscal year 2017 to amend our disclosures under Item 4 Controls and Procedures.

This Amendment does not modify, amend or update in any way the financial statements set forth in the Original Form 10-K and there have been no changes to the XBRL data filed in Exhibit 101 of the Original Form 10-K. Other than as described above and the inclusion with this Amendment of new certifications by management, a new consent of PwC, our former independent registered public accounting firm, and related amendments to the List of Exhibits contained in Item 15 of the Original Form 10-K, this Amendment speaks only as of the date of the Original Form 10-K and does not amend, supplement or update any information contained in the Original Form 10-K to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our reports filed with the SEC subsequent to the Original Form 10-K.

AngioDynamics, Inc. and Subsidiaries
INDEX

		Page
Part II:
Item 9A.	Controls and Procedures	2
Part IV:
Item 15.	Exhibits, Financial Statement Schedules	4

Part II

Item 9A.	Controls and Procedures.

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

Under the supervision of our Company’s Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of our disclosure controls and procedures as of May 31, 2016. At the time our Annual Report on Form 10-K for the year ended May 31, 2016 was filed on August 1, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2016. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2016 because of the material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting (Restated)

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

We identified the following material weakness that existed as of May 31, 2016.

We did not design and maintain effective internal controls over the accounting for the annual goodwill impairment test.  Specifically, we did not design and maintain effective controls to review in sufficient detail the cash flow projections and significant valuation model assumptions used in the goodwill impairment test as of December 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. This material weakness did not result in a misstatement to the consolidated financial statements. However, this material weakness could result in misstatements that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

In Management’s Report on Internal Control Over Financial Reporting included in our original 10-K, our management concluded that we maintained effective internal control over financial reporting as of May 31, 2016. Management subsequently concluded that the material weakness described above existed as of May 31, 2016. As a result, we have concluded we did not maintain effective internal control over financial reporting as of May 31, 2016 based on the criteria described in the Internal Control-Integrated Framework (2013). Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of May 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Plan

We developed a plan to enhance our internal controls over financial reporting for the goodwill impairment test, which we believe also will address the material weakness discussed above, including the specific remediation initiatives described below:

•	Update the goodwill impairment control to ensure that it is designed appropriately.

•
Ensure sufficient documentation is retained if the discounted cash flow method is required for performing the goodwill impairment test including detailed procedures over the cash flow projections and valuation model assumptions.

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
(a)(1) Financial Statements
The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

(2) Financial Statement Schedules
The following consolidated financial statement schedule is included in Part IV of this report:

Schedule II—Valuation and qualifying accounts	55
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits	57

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AngioDynamics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of AngioDynamics, Inc. and its subsidiaries (the Company) at May 31, 2016 and May 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of May 31, 2016. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the ineffective design and maintenance of controls over accounting for the goodwill impairment test existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the ineffective design and maintenance of controls over accounting for the goodwill impairment test existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of deferred income taxes in the consolidated balance sheets due to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes.

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

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts
August 1, 2016, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is July 25, 2017

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

ANGIODYNAMICS, INC.
Date:	July 25, 2017	By:	/S/ JAMES C. CLEMMER
James C. Clemmer,
President, Chief Executive Officer (Principal Executive Officer)

EXHIBITS

(b)	Exhibits
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

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s current report on Form 8-K, filed with the Commission on May 12, 2006).

21	Subsidiaries (incorporated by reference to Exhibit 21 of the Company's annual report on Form 10-K filed with the Commission on August 1, 2016).
23	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (incorporated by reference as part of the Company's annual report on Form 10-K filed with the Commission on August 1, 2016).
101.SCH	XBRL Schema Document (incorporated by reference as part of the Company's annual report on Form 10-K filed with the Commission on August 1, 2016).
101.CAL	XBRL Calculation Linkbase Documents (incorporated by reference as part of the Company's annual report on Form 10-K filed with the Commission on August 1, 2016).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference as part of the Company's annual report on Form 10-K filed with the Commission on August 1, 2016).
101.LAB	XBRL Labels Linkbase Documents (incorporated by reference as part of the Company's annual report on Form 10-K filed with the Commission on August 1, 2016).
101.PRE	XBRL Presentation Linkbase Documents (incorporated by reference as part of the Company's annual report on Form 10-K filed with the Commission on August 1, 2016).