Form 10-Q/A
period 2016-08-31
ANGIODYNAMICS INC
filed 2017-07-25
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

For convenience purposes in this filing on Form 10-Q/A, AngioDynamics, Inc. together with its subsidiaries, is referred to as "AngioDynamics," the "Company," "we," "our" or "us".

We are filing this Amendment No. 1 (this “Amendment” or “Form 10-Q/A”) to our Form 10-Q for the first quarter ended August 31, 2016 to amend our conclusion on the effectiveness on our disclosure controls and procedures following an inspection by the Public Company Accounting Oversight Board of PricewaterhouseCoopers LLP’s (“PwC”) audit of our May 31, 2016 financial statements and internal controls over financial reporting, as discussed below. Our Annual Report on Form 10-K for the year ended May 31, 2016 (the “Form 10-K” or the “Original Form 10-K”) was originally filed with the Securities and Exchange Commission (the “SEC”) on August 1, 2016. At the time of filing our Form 10-K, we determined that our disclosure controls and procedures (“DC&P”) and our internal controls over financial reporting (“ICFR”) were each effective as of May 31, 2016. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DC&P and ICFR were not effective as of May 31, 2016.

Management of the Company, after discussions with PwC and the Audit Committee, determined that Management’s Report on Internal Control over Financial Reporting included in the Form 10-K should no longer be relied upon due to a material weakness specifically related to the goodwill impairment test as further discussed in Item 4, Controls and Procedures. The material weakness was not remediated as of August 31, 2016.

The material weakness did not result in a misstatement of the consolidated financial statements for the quarter ended August 31, 2016.

See “Items Amended by this Filing” below for a description of the items of the Form 10-Q originally filed with the SEC on October 5, 2016 (the "Original Form 10-Q") that are being amended pursuant to this Amendment.

Items Amended by this Filing

The following items of the Original Form 10-Q are being amended:

Item 4: Controls and Procedures

Other than as described above and the inclusion with this Amendment of new certifications by management, and related amendments to the List of Exhibits, this Amendment speaks only as of the date of the Original Form 10-Q and does not amend, supplement or update any information contained in the Original Form 10-Q to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and our reports filed with the SEC subsequent to the Original Form 10-Q.

AngioDynamics, Inc. and Subsidiaries

Item 4.	Controls and Procedures (as amended).

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

Under the supervision of our Company’s Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of our disclosure controls and procedures as of August 31, 2016. At the time our Quarterly Report on Form 10-Q for the quarter ended August 31, 2016 was filed on October 5, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2016. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2016 because of the material weakness in our internal control over financial reporting described below.

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

In response to this material weakness, our management performed additional analysis and procedures, in order to conclude that despite the material weakness reported above, the consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

10.1
AngioDynamics 2016 Total Shareholder Return Performance Unit Agreement Program (incorporated by reference to Exhibit 10.1 of the Company's quarterly report filed with the Commission on October 5, 2016).

10.2
Form of 2015 Performance Share Award Agreement pursuant to the AngioDyanmics, Inc. 2004 Stock and Incentive Award Plan (incorporated by reference to Exhibit 10.4.3 of the Company's annual report on Form 10-K filed with the Commission on August 10, 2015).

10.3
Change in Control Agreement, effective August 18, 2016, between AngioDynamics, Inc. and Michael C. Greiner (incorporated by reference to Exhibit 10.3 of the Company's quarterly report filed with the Commission on October 5, 2016).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (incorporated by reference as part of the Company's quarterly report on Form 10-Q filed with the Commission on October 5, 2016).

101.SCH	XBRL Schema Document (incorporated by reference as part of the Company's quarterly report on Form 10-Q filed with the Commission on October 5, 2016).

101.CAL	XBRL Calculation Linkbase Documents (incorporated by reference as part of the Company's quarterly report on Form 10-Q filed with the Commission on October 5, 2016).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference as part of the Company's quarterly report on Form 10-Q filed with the Commission on October 5, 2016).

101.LAB	XBRL Labels Linkbase Documents (incorporated by reference as part of the Company's quarterly report on Form 10-Q filed with the Commission on October 5, 2016).

101.PRE	XBRL Presentation Linkbase Documents (incorporated by reference as part of the Company's quarterly report on Form 10-Q filed with the Commission on October 5, 2016).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.
Date:	July 25, 2017	By:	/S/ JAMES C. CLEMMER
James C. Clemmer,
President, Chief Executive Officer (Principal Executive Officer)

7