Form 10-Q/A
period 2017-02-28
ANGIODYNAMICS INC
filed 2017-07-25
CIK 1275187

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

We are filing this Amendment No. 1 (this “Amendment” or “Form 10-Q/A”) to our Form 10-Q for the third quarter ended February 28, 2017 to amend our conclusion on the effectiveness on our disclosure controls and procedures following an inspection by the Public Company Accounting Oversight Board of PricewaterhouseCoopers LLP’s (“PwC”) audit of our May 31, 2016 financial statements and internal controls over financial reporting, as discussed below. Our Annual Report on Form 10-K for the year ended May 31, 2016 (the “Form 10-K” or the “Original Form 10-K”) was originally filed with the Securities and Exchange Commission (the “SEC”) on August 1, 2016. At the time of filing our Form 10-K, we determined that our disclosure controls and procedures (“DC&P”) and our internal controls over financial reporting (“ICFR”) were each effective as of May 31, 2016. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DC&P and ICFR were not effective as of May 31, 2016.

Management of the Company, after discussions with PwC and the Audit Committee, determined that Management’s Report on Internal Control over Financial Reporting included in the Form 10-K should no longer be relied upon due to a material weakness specifically related to the goodwill impairment test as further discussed in Item 4, Controls and Procedures. The material weakness was not remediated as of February 28, 2017.

The material weakness did not result in a misstatement of the consolidated financial statements for the quarter ended February 28, 2017.

See “Items Amended by this Filing” below for a description of the items of the Form 10-Q originally filed with the SEC on April 3, 2017 (the "Original Form 10-Q") that are being amended pursuant to this Amendment.

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

Under the supervision of our Company’s Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of our disclosure controls and procedures as of February 28, 2017. At the time our Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 was filed on April 3, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2017. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2017 because of the material weakness in our internal control over financial reporting described below.

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

Item 6.	Exhibits.
EXHIBIT INDEX

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (incorporated by reference as part of the Company's quarterly report on Form 10-Q filed with the Commission on April 3, 2017).

101.SCH	XBRL Schema Document (incorporated by reference as part of the Company's quarterly report on Form 10-Q filed with the Commission on April 3, 2017).

101.CAL	XBRL Calculation Linkbase Documents (incorporated by reference as part of the Company's quarterly report on Form 10-Q filed with the Commission on April 3, 2017).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference as part of the Company's quarterly report on Form 10-Q filed with the Commission on April 3, 2017).

101.LAB	XBRL Labels Linkbase Documents (incorporated by reference as part of the Company's quarterly report on Form 10-Q filed with the Commission on April 3, 2017).

101.PRE	XBRL Presentation Linkbase Documents (incorporated by reference as part of the Company's quarterly report on Form 10-Q filed with the Commission on April 3, 2017).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.
Date:	July 25, 2017	By:	/S/ JAMES C. CLEMMER
James C. Clemmer,
President, Chief Executive Officer (Principal Executive Officer)