Form 10-Q
period 2017-08-31
ANGIODYNAMICS INC
filed 2017-09-29
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 26, 2017
Common Stock, par value $.01	36,715,736

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended
	Aug 31, 2017	Aug 31, 2016
Net sales	$85,411	$88,098
Cost of sales (exclusive of intangible amortization)	44,182	43,066
Gross profit	41,229	45,032
Operating expenses:
Research and development	6,441	6,709
Sales and marketing	19,402	19,455
General and administrative	8,056	8,201
Amortization of intangibles	4,096	4,235
Change in fair value of contingent consideration	105	443
Acquisition, restructuring and other items, net	2,989	2,417
Total operating expenses	41,089	41,460
Operating income	140	3,572
Other (expenses) income:
Interest expense	(723)	(719)
Other income (expense)	567	50
Total other expenses, net	(156)	(669)
Income (loss) before income tax expense (benefit)	(16)	2,903
Income tax expense	19	1,603
Net income (loss)	$(35)	$1,300
Earnings (loss) per share
Basic	$0.00	$0.04
Diluted	$0.00	$0.04
Weighted average shares outstanding
Basic	36,919	36,319
Diluted	36,919	36,698
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2017	Aug 31, 2016
Net income (loss)	$(35)	$1,300
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on marketable securities	—	(6)
Foreign currency translation (loss)	283	(294)
Other comprehensive income (loss), before tax	283	(300)
Income tax expense related to items of other comprehensive income	—	2
Other comprehensive income (loss), net of tax	283	(298)
Total comprehensive income (loss), net of tax	$248	$1,002
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Aug 31, 2017	May 31, 2017
Assets
Current Assets
Cash and cash equivalents	$48,200	$47,544
Marketable securities	1,215	1,215
Accounts receivable, net of allowances of $3,152 and $2,945, respectively	41,283	44,523
Inventories	55,425	54,506
Prepaid income taxes	312	336
Prepaid expenses and other	4,287	5,790
Total current assets	150,722	153,914
Property, plant and equipment, net	44,353	45,234
Other assets	2,431	1,886
Intangible assets, net	141,583	145,675
Goodwill	361,252	361,252
Total assets	$700,341	$707,961
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$17,421	$18,087
Accrued liabilities	32,264	38,804
Current portion of long-term debt	5,000	5,000
Current portion of contingent consideration	9,638	9,625
Total current liabilities	64,323	71,516
Long-term debt, net of current portion	90,147	91,320
Deferred income taxes	26,030	26,112
Contingent consideration, net of current portion	1,128	3,136
Other long-term liabilities	829	850
Total liabilities	182,457	192,934
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 75,000,000 shares authorized; 37,397,986 and 37,210,091 shares issued and 37,027,986 and 36,840,091 shares outstanding at August 31, 2017 and May 31, 2017, respectively	368	367
Additional paid-in capital	535,511	532,705
Accumulated deficit	(11,240)	(11,007)
Treasury stock, 370,000 shares at August 31, 2017 and May 31, 2017, respectively	(5,714)	(5,714)
Accumulated other comprehensive loss	(1,041)	(1,324)
Total Stockholders’ Equity	517,884	515,027
Total Liabilities and Stockholders' Equity	$700,341	$707,961
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2017	Aug 31, 2016
Cash flows from operating activities:
Net income (loss)	$(35)	$1,300
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,793	6,153
Stock based compensation	1,797	1,684
Change in fair value of contingent consideration	105	443
Deferred income taxes	(82)	1,565
Change in accounts receivable allowances	278	(197)
Fixed and intangible asset impairments and disposals	—	45
Other	(567)	18
Changes in operating assets and liabilities:
Accounts receivable	3,103	2,822
Inventories	(781)	(3,049)
Prepaid expenses and other	620	(869)
Accounts payable, accrued and other liabilities	(7,195)	(2,475)
Net cash provided by operating activities	3,036	7,440
Cash flows from investing activities:
Additions to property, plant and equipment	(501)	(481)
Net cash used in investing activities	(501)	(481)
Cash flows from financing activities:
Repayment of long-term debt	(1,250)	(2,500)
Payment of acquisition related contingent consideration	(2,100)	(2,100)
Proceeds from exercise of stock options and employee stock purchase plan	812	2,803
Net cash used in financing activities	(2,538)	(1,797)
Effect of exchange rate changes on cash and cash equivalents	659	(84)
Increase in cash and cash equivalents	656	5,078
Cash and cash equivalents at beginning of period	47,544	32,333
Cash and cash equivalents at end of period	$48,200	$37,411
Supplemental disclosure of non-cash investing and financing activities:

Contractual obligations for acquisition of fixed assets	$38	$52
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2017	37,210,091	$367	$532,705	$(11,007)	$(1,324)	(370,000)	$(5,714)	$515,027
Net income (loss)				(35)				(35)
Adjustment from the adoption of ASU 2016-09			198	(198)				—
Exercise of stock options	17,897		89					89
Issuance/Cancellation of restricted stock units	119,098	1						1
Purchases of common stock under ESPP	50,900		722					722
Stock-based compensation			1,797					1,797
Other comprehensive income (loss), net of tax					283			283
Balance at August 31, 2017	37,397,986	$368	$535,511	$(11,240)	$(1,041)	(370,000)	$(5,714)	$517,884
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet as of August 31, 2017, the consolidated statement of stockholders’ equity for the three months ended August 31, 2017 and the consolidated statements of income (loss), consolidated statements of comprehensive income (loss), and consolidated statements of cash flows for the three months ended August 31, 2017 and 2016 have been prepared by us and are unaudited. The consolidated balance sheet as of May 31, 2017 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended August 31, 2017 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three months ended August 31, 2017 and 2016 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.
Reclassifications
A reclassification was made to conform the prior year consolidated financial statements to reclassify bad debt expense from Sales and Marketing to General and Administrative. The amount of the reclassification related to fiscal year 2017 is $0.03 million.

2. INVENTORIES
Inventories are stated at lower of cost (using the first-in, first-out method) or market. As of August 31, 2017 and May 31, 2017, inventories consisted of the following:

	Aug 31, 2017	May 31, 2017
(in thousands)
Raw materials	$18,389	$17,563
Work in process	11,313	12,602
Finished goods	25,723	24,341
Inventories	$55,425	$54,506

The Company periodically reviews for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at August 31, 2017 and May 31, 2017 was $5.5 million and $7.3 million, respectively. Of the $5.5 million in the first quarter of fiscal year 2018, $1.2 million relates to the inventory reserve for Acculis inventory as a result of the recall announced in the fourth quarter of fiscal year 2017. Of the $7.3 million in the prior year, $2.4 million relates to the inventory reserve for Acculis inventory as a result of the recall.

3. GOODWILL AND INTANGIBLE ASSETS

Intangible assets other than goodwill are amortized over their estimated useful lives on either a straight-line basis or proportionately to the benefit being realized. Useful lives range from two to eighteen years. The Company periodically reviews the estimated useful lives of our intangible assets and review such assets or asset groups for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset groups may not be recoverable. If an intangible asset or asset group is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

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

Even though the Company determined that there was no goodwill impairment as of December 31, 2016, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2017. The Company continued to assess for potential impairment through August 31, 2017 and noted no events that would be considered a triggering event. There were no adjustments to goodwill for the three months ended August 31, 2017.
As of August 31, 2017 and May 31, 2017, intangible assets consisted of the following:

	August 31, 2017
	Gross carrying value	Accumulated amortization	Net carrying value
(in thousands)
Product technologies	$147,172	$(61,916)	$85,256
Customer relationships	56,455	(20,290)	36,165
Trademarks	28,400	(9,782)	18,618
Licenses	4,487	(3,919)	568
Distributor relationships	1,250	(274)	976
	$237,764	$(96,181)	$141,583

	May 31, 2017
	Gross carrying value	Accumulated amortization	Net carrying value
(in thousands)
Product technologies	$147,172	$(59,696)	$87,476
Customer relationships	56,375	(19,194)	37,181
Trademarks	28,400	(9,069)	19,331
Licenses	4,487	(3,821)	666
Distributor relationships	1,250	(229)	1,021
	$237,684	$(92,009)	$145,675

Amortization expense for the three months ended August 31, 2017 and 2016 was $4.1 million and $4.2 million, respectively.

Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2018	$12,362
2019	16,081
2020	14,525
2021	13,571
2022	12,893
2023 and thereafter	72,151
$141,583

4. ACCRUED LIABILITIES
As of August 31, 2017 and May 31, 2017, accrued liabilities consisted of the following:

	Aug 31, 2017	May 31, 2017
(in thousands)
Payroll and related expenses	$6,139	$11,383
Royalties	2,293	2,885
Accrued severance	1,931	2,075
Sales and franchise taxes	829	856
Outside services	1,899	1,622
Litigation matters	12,500	12,500
Acculis recall liability	1,001	2,563
Other	5,672	4,920
	$32,264	$38,804

In the fourth quarter of fiscal year 2017, the Company issued a voluntary recall of its Acculis probes that were sold over the past two years. As of the first quarter of fiscal year 2018, the deferral of revenue related to the Acculis recall was $1.0 million compared to $2.6 million at May 31, 2017.

5. LONG TERM DEBT

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
On November 7, 2016, the Company borrowed $100.0 million under the Term Loan and approximately $16.5 million under the Revolving Facility to repay the balance of $116.5 million under the former credit agreement. As of February 28, 2017 the revolver was paid off in full. As of August 31, 2017 and May 31, 2017 the carrying value of long-term debt approximates its fair market value.
The interest rate on the Term Loan at August 31, 2017 was 2.74%.

The Company was in compliance with the Credit Agreement covenants as of August 31, 2017.

The Company's maturities of principal obligations under the Credit Agreement are as follows, as of August 31, 2017:

(in thousands)
Remainder of 2018	$3,750
2019	5,000
2020	7,500
2021	11,250
2022	68,750
Total term loan	96,250
Revolving facility	—
Total debt	96,250
Less: Unamortized debt issuance costs	(1,103)
Total	95,147
Less: Current portion of long-term debt	(5,000)
Total long-term debt, net	$90,147

6. INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 52.9% in the first quarter of fiscal 2018, as compared to 55.2% for the same period in fiscal 2017. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance, the impact of the deferred tax liability related to indefinite lived intangibles, foreign taxes and state taxes.

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

7. SHARE-BASED COMPENSATION

The Company has two stock-based compensation plans that provide for the issuance of up to approximately 9.5 million shares of common stock. The 2004 Stock and Incentive Award Plan (the "2004 Plan") provides for the grant of incentive options to our employees and for the grant of non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to our employees, directors and other service providers. The Company also has an employee stock purchase plan.

For the three months ended August 31, 2017 and 2016, share-based payment expense was $1.8 million and $1.7 million, respectively.

During the three months ended August 31, 2017 and 2016, the Company granted stock options and restricted stock units under the 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of the Company's shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.

In the first quarter of fiscal year 2018, the Company granted performance share awards under the 2004 Plan to certain employees. The awards may be earned by achieving relative performance levels over the three year requisite service period. The performance criteria are based on the total shareholder return ("TSR") of the Company's common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards are based on the closing trading value of the Company's shares on the date of grant and use a Monte Carlo simulation model.

As of August 31, 2017, there were $18.0 million of unrecognized compensation expenses related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The Company has sufficient shares to satisfy expected share-based payment arrangements.

8. EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share includes the dilutive effect of potential common stock consisting of stock options, restricted stock units and performance stock units, provided that the inclusion of such securities is not anti-dilutive. In periods with a net loss, stock options and restricted stock units are not included in the computation of diluted loss per share as the impact would be anti-dilutive.
The following table reconciles basic to diluted weighted-average shares outstanding for the three months ended August 31, 2017 and 2016 (in thousands):

	Three Months Ended
(in thousands)	Aug 31, 2017	Aug 31, 2016
Basic	36,919	36,319
Effect of dilutive securities	—	379
Diluted	36,919	36,698

Securities excluded as their inclusion would be anti-dilutive	1,085	1,503

9. SEGMENT AND GEOGRAPHIC INFORMATION

The Company considers our business to be a single operating segment entity engaged in the development, manufacture and sale of medical devices for vascular access, peripheral vascular disease, oncology and surgery on a global basis. The Company's chief operating decision maker (CEO) evaluates the various global product portfolios on a net sales basis. Executives reporting to the CEO include those responsible for commercial operations, manufacturing operations, regulatory and quality and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources.
The table below summarizes net sales by product category (in thousands of dollars):

	Three Months Ended
(in thousands)	Aug 31, 2017	Aug 31, 2016
Net sales
Peripheral Vascular	$49,865	$52,029
Vascular Access	23,238	25,005
Oncology/Surgery	12,308	11,064
Total	$85,411	$88,098
The table below presents net sales by geographic area based on external customer location (in thousands of dollars):

	Three Months Ended
(in thousands)	Aug 31, 2017	Aug 31, 2016
Net sales
United States	$68,931	$72,208
International	16,480	15,890
Total	$85,411	$88,098

10. FAIR VALUE

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

The Company's financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable and contingent consideration. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the immediate or short-term maturities. The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate to our marketable securities, which are comprised of auction rate securities, and our contingent consideration liabilities.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2017 and May 31, 2017 (in thousands of dollars):

	Fair Value Measurements using inputs considered as:			Fair Value at August 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Marketable securities
U.S. government agency obligations	$—	$—	$1,215	$1,215
Total Financial Assets	$—	$—	$1,215	$1,215
Financial Liabilities:
Contingent consideration for acquisition earn out	$—	$—	$10,766	$10,766
Total Financial Liabilities	$—	$—	$10,766	$10,766

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Marketable securities
U.S. government agency obligations	$—	$—	$1,215	$1,215
Total Financial Assets	$—	$—	$1,215	$1,215
Financial Liabilities:
Contingent consideration for acquisition earn out	$—	$—	$12,761	$12,761
Total Financial Liabilities	$—	$—	$12,761	$12,761
There were no transfers between Level 1, 2 and 3 for the three months ended August 31, 2017.

The table below presents the changes in fair value components of Level 3 instruments in the three months ended August 31, 2017 (in thousands of dollars):

	Three Months Ended August 31, 2017
	Financial Assets	Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2017	$1,215	$12,761
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration	—	105
Contingent consideration payments	—	(2,100)
Balance, August 31, 2017	$1,215	$10,766
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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of August 31, 2017 (in thousands of dollars):

	Fair value at	Valuation
(in thousands)	Aug 31, 2017	Technique	Unobservable Input	Range
Revenue based payments	$10,766	Discounted cash flow	Discount rate	4%
			Probability of payment	100%
			Projected fiscal year of payment	2018-2020
At August 31, 2017, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $11.0 million, which represents the remaining contractual minimum payments.

11. MARKETABLE SECURITIES
Marketable securities, which can be government agency bonds, auction rate investments or corporate commercial paper, are classified as “available-for-sale securities” and are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold an investment in an auction rate security that is high credit quality and generally achieved with municipal bond insurance. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the security in the near term. We have not participated in any recent auctions. As of August 31, 2017 and May 31, 2017, we had $1.2 million and $1.2 million, respectively, in investments in one auction rate security. The authorities are current in their interest payments on the security. The auction rate security will mature in 2029.
As of August 31, 2017 and May 31, 2017, marketable securities consisted of the following (in thousands of dollars):

	August 31, 2017
(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Government agency obligations	$1,350	$—	$(135)	$1,215
	$1,350	$—	$(135)	$1,215

	May 31, 2017
(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Government agency obligations	$1,350	$—	$(135)	$1,215
	$1,350	$—	$(135)	$1,215

12. COMMITMENTS AND CONTINGENCIES

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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office ("PTO") which seek to invalidate all three patents asserted by Bard in the litigation. Our petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the PTO Board of Appeals and Interferences for all three reexams. The parties completed briefing on the appeals and oral argument was held on June 18, 2015. The Patent Office issued decisions in the three appeals. In one (issued on March 11, 2016 for US Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947.022) the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard filed Requests for Rehearing in all three reexamination appeals and the Company filed Requests for Rehearing in two of the reexamination appeals (the ‘302 and ‘615 patent reexaminations). Each party filed comments in Opposition to the other party’s Rehearing Requests, The PTO has since issued decisions denying all Rehearing Requests on February 1, 2017 for the ‘302; on February 17, 2017 for the ‘022; and on February 21, 2017 for the ‘615. In the ‘302 and ‘022, the PTO modified its characterization of one prior art reference. Bard has since filed a Notice of Appeal to the Federal Circuit Court of Appeals in all three reexams and the Company has filed Cross-Appeals in the ‘302 and the ‘615 reexams. The parties are in the process of preparing and filing the various appellate briefs, starting with Bard’s Opening Brief which was served on August 30, 2017 and ending with our Reply Brief which is currently due on December 6, 2017. The Utah Action has been stayed pending final resolution of the PTO process. However, Bard has moved to substitute Bard Peripheral Vascular, Inc. ("BPV") as plaintiff because Bard assigned the asserted patents to BPV on July 12, 2016, but the Company has opposed. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, C.R. Bard, Inc. ("Bard") and Bard Peripheral Vascular, Inc. (“BPV”) filed suit in the United States District Court for the District of Delaware claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the “Delaware Action"). Bard is seeking unspecified damages and other relief. The patents asserted in the Delaware Action are different than those asserted in the Utah Action. On June 1, 2015, the Company filed two motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. On January 12, 2016, the court issued a decision denying both motions. We have since served an Answer and Counterclaim to which Bard has served a Reply. On March 10, 2016, the Court held a case management conference, and, on March 14, 2016, the court entered a Scheduling Order which set, inter alia, a Markman hearing for March 10, 2017, a summary judgment hearing for December 8, 2017 and trial for March 12, 2018. The parties have served various discovery requests on each other, and have been producing documents to each other; on May 27, 2016 Bard served its Infringement Contentions which identified all the port products accused of infringement; and, on June 24, 2016, we served Invalidity Contentions which detail various grounds for invalidating the three asserted patents. The parties completed briefing on the claim construction issues and the Markman hearing was held on March 10, 2017 and the Court issued its Claim Construction Order on May 19, 2017. The Court has since amended the Scheduling Order to provide for the completion of Expert Discovery on October 30, 2017; briefing on Case-Dispositive Motions between November 17, 2017 and January 24, 2018 with oral argument set for February 22, 2018 and trial to commence May 29, 2018. Meanwhile, Bard also sought to substitute BPV as plaintiff in this case via a Supplemental Complaint, but stipulated that the Company could assert in Cross-Claims and/or Third-Party complaint against Bard for our claims of inequitable conduct and unclean hands, which the Company has since done. BPV responded with a partial Motion to Dismiss and the Company has served an amended Answer, Counterclaims and Cross-Claims/Third-Party Complaint. BPV/Bard responses are due September 29, 2017. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

AngioDynamics, Inc. v. C.R. Bard, Inc.

On May 30, 2017, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”).  In this action, we allege that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs.  We allege that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs.  We seek both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017 and set a return date of November 16, 2017.  The court has adjourned the initial conference in the case pending its resolution of the motion to dismiss.

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

As of May 31, 2017, the Company accrued $12.5 million for these matters and in August 2017 the Company agreed in principle with the government to resolve these matters for approximately $12.5 million.

13. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET

Acquisition, Restructuring and Other Items
For the three months ended August 31, 2017 and 2016 acquisition, restructuring and other items, net consisted of:

	Three Months Ended
(in thousands)	Aug 31, 2017	Aug 31, 2016
Legal	$1,764	$1,790
Restructuring	1,216	—
Other	9	627
Total	$2,989	$2,417

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
The Company recorded restructuring charges related to the plan during the three months ended August 31, 2017 of $1.2 million. There were no costs associated with this plan during the three months ended August 31, 2016. Termination benefits are only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits are being recorded ratably over the service period.
The following table presents a rollforward of the restructuring reserve for the first quarter of fiscal year 2018:

				Contract
	Termination	Plant	Regulatory	Cancellation	Other
	Benefits	Consolidation	Filings	Costs	Costs	Total
(in thousands)
Balance at May 31, 2017	$851	$111	$—	$—	$—	$962
Charges	594	600	—	—	22	1,216
Non-cash adjustments	—	(108)	—	—	—	(108)
Cash payments	(71)	(555)	—	—	(21)	(647)
Balance at August 31, 2017	$1,374	$48	$—	$—	$1	$1,423

The Company’s restructuring liability of $1.4 million mainly comprises accruals for termination benefits which are included in accrued expenses on the consolidated balance sheet.

14. ACCUMULATED OTHER COMPREHESIVE INCOME (LOSS)

Changes in each component of accumulated other comprehensive income (loss), net of tax, are as follows as of August 31, 2017 and 2016:

(in thousands)	Foreign currency translation gain (loss)	Unrealized gain (loss) on marketable securities	Total
Balance at May 31, 2017	$(1,305)	$(19)	$(1,324)
Other comprehensive income (loss) before reclassifications, net of tax	283	—	283
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	$283	$—	$283
Balance at August 31, 2017	$(1,022)	$(19)	$(1,041)

15. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements - Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Based Compensation (Topic 718: Improvements to Employee Share-Based Payment Accounting). ASU 2016-09 simplifies and improves various aspects of ASC 718 for share-based payments, including income tax items and the classification of these items on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 31, 2016 and early application is permitted. The Company adopted ASU 2016-09 as of June 1, 2017.

Under ASU 2016-09, the Company now recognizes unrealized excess tax benefits and will classify such benefits as an operating activity in the statement of cash flows on a prospective basis. Due to the full valuation allowance on our federal and state income taxes, the adoption of ASU 2016-09 did not impact our accounting for income taxes. Without the valuation allowance, we estimate that we would have recognized a deferred tax asset of approximately $0.6 million upon adoption of ASU 2016-09.
The Company elected the accounting policy change to account for forfeitures as they occur. This was adopted using the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of June 1, 2017. The adoption of ASU 2016-09 did not materially impact the Company’s consolidated statements of income, consolidated balance sheet, equity or cash flows.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by eliminating steps from the goodwill impairment test. ASU 2017-04 should be adopted for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. ASU 2017-04 should be applied prospectively and early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2017-04 in the first quarter of fiscal year 2018. This adoption did not have an impact on the Company's financial statements.

In July 2015, the FASB issued ASC Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Update No. 2015-11 more closely aligns the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Update No. 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Update No. 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This adoption did not have an impact on the Company's financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early application is permitted. The Company is currently in the process of evaluating the impact of ASU 2016-02 on its consolidated financial statements.

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

Our business operations cross a variety of markets. Our financial performance is impacted by changing market dynamics, which have included an emergence of value-based purchasing by healthcare providers, consolidation of healthcare providers, the increased role of the consumer in health care decision-making and an aging population, among others. In addition, our growth is impacted by changes within our sector, such as the merging of competitors to gain scale and influence; changes in the regulatory environment for medical devices; and fluctuations in the global economy.

Our sales and profitability growth also depends, in part, on the introduction of new and innovative products, together with ongoing enhancements to our existing products. Expansions to our product offerings are created through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development activities and business development opportunities. We feel confident that our existing capital structure and free cash flow generation will allow us to properly fund those activities.

We sell our products in the United States primarily through a direct sales force, and outside the U.S. through a combination of a direct sales and distributor relationships. We expect our businesses to grow in both sales and profitability through geographic expansion, market penetration, new product introductions and increasing our direct presence internationally.

During the first quarter of fiscal 2018, AngioDynamics announced:

•	the FDA clearance for the Solero Microwave Tissue Ablation System;

•	migration from independent US and international sales strategies to a global sales strategy; and

•	a lawsuit filed against C.R. Bard for violating Federal Antitrust Laws.

In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the quarter ended August 31, 2017 compared to the quarter ended August 31, 2016 are as follows:

First quarter 2018:

•	Revenue decreased by 3% to $85.4 million

•	Gross margin decreased by 2.8% to 48.3%

•	Operating income decreased by $3.4 million to $0.1 million

•	Earnings per share decreased by $0.04 to $0.00

•	Cash flow from operations decreased by $4.4 million to $3.0 million

The decline in revenue during the first quarter was primarily driven by declines in Venous and Core within Peripheral Vascular and non-BioFlo products within Vascular Access. Of the decline in Core, $1.6 million is related to the Angiographic Catheter business. During the first quarter of the 2017 fiscal year, we saw a $4.0 million increase in sales as a result of the inventory build by our customers related to a previously disclosed competitor product recall.

The decline was partially offset by 11% growth in the Oncology/Surgery Global Business Unit primarily as a result of sales associated with Solero, a microwave ablation device that received FDA clearance during the first quarter of fiscal year 2018. Other areas of growth include Fluid Management and Thrombus Management within Peripheral Vascular, the BioFlo family of products within Vascular Access, and NanoKnife disposables within Oncology/Surgery.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 15 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months ended August 31, 2017 and 2016

For the three months ended August 31, 2017, we reported a net loss of $0.04 million, or $0.00 loss per diluted share, on net sales of $85.4 million, compared with net income of $1.3 million, or $0.04 per share, on net sales of $88.1 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the three months ended August 31, 2017 and 2016:

	Three months ended
	Aug 31, 2017	Aug 31, 2016	% Growth
Net Sales by Product Category
Peripheral Vascular	$49,865	$52,029	(4)%
Vascular Access	23,238	25,005	(7)%
Oncology/Surgery	12,308	11,064	11%
Total	$85,411	$88,098	(3)%

Net Sales by Geography
United States	$68,931	$72,208	(5)%
International	16,480	15,890	4%
Total	$85,411	$88,098	(3)%

For the three months ended August 31, 2017, net sales decreased $2.7 million to $85.4 million compared to the same period in the prior year.

•
Consolidated and U.S. net sales decreased from the prior year as a result of decreased net sales from Peripheral Vascular and Vascular Access. This decrease was partially offset by 11% year over year growth in our Oncology/Surgery Global Business Unit.

Peripheral Vascular

•
Total Peripheral Vascular sales decreased $2.2 million primarily attributable to decreased sales volume of Venous and Angiographic products of $3.1 million. The decrease in our Angiographic product line is related to the prior year volume from backorders related to a competitor recall. Softness in Venous was offset by strong performance in our Fluid Management product line, which increased $1.2 million year over year. The increase in Fluid Management was attributed to the Fluid Management dedicated sales team being fully staffed and promoting new custom kits.

•
U.S. Peripheral Vascular sales decreased $1.3 million and international Peripheral Vascular sales decreased $0.8 million, which was primarily due to decreased sales volume of Venous and Angiographic products. This decreased sales volume was offset by an increase in volume in Fluid Management.

Vascular Access

•
Total Vascular Access sales decreased $1.8 million primarily in our non-BioFlo businesses. Our BioFlo product lines grew 1% year over year and now comprise 49% of our overall vascular access sales, compared to 45% a year ago.

•	U.S. Vascular Access sales declined by 7% due to softness across the portfolio offset by Midline, BioFlo Dialysis and BioFlo Ports which continued to gain traction in the marketplace.

•	International Vascular Access sales decreased 8% which was partially offset by the market penetration of BioFlo PICCs.

Oncology/Surgery

•
Total Oncology/Surgery sales increased $1.2 million year over year primarily due to the successful launch of our Solero product line, which generated $1.6 million of growth year over year. Growth in NanoKnife disposables was 13% year over year, which was offset with timing of capital sales compared to prior year.

•
U.S. Oncology/Surgery declined by 8%, driven primarily by the timing of NanoKnife capital sales of $0.6 million and market challenges in the Radiofrequency Ablation product line of $0.5 million partially offset by increased Microwave disposable sales of $0.7 million.

•	International Oncology/Surgery sales increased 41% year over year as a result of Microwave capital and disposable sales of $0.9 million and NanoKnife disposable sales of $0.6 million.
Gross Profit, Operating expenses, and Other income (expense)

	Three months ended
	Aug 31, 2017	Aug 31, 2016	% Change
Gross profit	$41.2	$45.0	(8)%
Gross profit % of sales	48.3%	51.1%
Research and development	$6.4	$6.7	(4)%
% of sales	7.5%	7.6%
Selling and marketing	$19.4	$19.5	(1)%
% of sales	22.7%	22.1%
General and administrative	$8.1	$8.2	(1)%
% of sales	9.4%	9.3%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit decreased by $3.8 million compared to the prior year. The decrease is attributable to the following:

•
In first quarter of fiscal year 2018, gross profit was negatively impacted by the market withdrawal of Acculis capital systems by $0.5 million. Softer volume in the plant resulted in a negative $1.0 million impact on gross profit, along with $0.9 million of pricing headwinds and mix of product sales compared to prior year.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense decreased $0.3 million compared to the prior year. The decrease is attributable to the following:

•	Timing of project spend in the first quarter of fiscal year 2018 compared to prior year was down $0.2 million along with open positions contributing $0.1 million of favorability.

•	R&D expense as a percentage of sales decreased slightly year over year as a result of the lower R&D expense along with lower sales in the first quarter of fiscal year 2018.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense decreased by $0.1 million compared to the prior year. The decrease is attributable to the following:

•
A decrease in compensation and benefits of approximately $0.6 million, which was primarily the result of a new commissions plan implemented fiscal year 2018 offset by higher compensation and bonus due to additional employees and accrued severance. The new commissions plan structure is better aligned with the organizations product and revenue growth goals.

•
The decrease in compensation and benefits was partially offset by increased travel of clinical specialists of $0.2 million, increased sample expense related to Solero of $0.2 million and other expenses of approximately $0.2 million.

•	As a result of the lower S&M expenses along with lower sales in the first quarter of fiscal year 2018, the percentage of S&M to sales increased 0.6%.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense decreased by $0.1 million compared to the prior year. The decrease is attributable to the following:

•	Decreased benefits expense of approximately $0.3 million, lower depreciation of $0.2 million and a decrease in recruiting and relocation expenses of approximately $0.3 million.

•	The decreases above were partially offset by increased professional fees of $0.5 million and other miscellaneous expenses of $0.2 million.

	Three months ended
	Aug 31, 2017	Aug 31, 2016	$ Change
Amortization of intangibles	$4.1	$4.2	$(0.1)
Change in fair value of contingent consideration	$0.1	$0.4	$(0.3)
Acquisition, restructuring and other items, net	$3.0	$2.4	$0.6
Other expense	$(0.2)	$(0.7)	$0.5

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•	The decrease of $0.1 million is primarily related to intangible assets that became fully amortized.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•
The decrease is due to the fact that in the second quarter of fiscal year 2017 the future sales projections for the AngioVac product were updated which resulted in the elimination of any payments above minimums. The normal amortization of the present value discount on the contingent liabilities is now approximately $0.1 million per quarter.

Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Acquisition, restructuring and other items, net increased by $0.6 million compared to the prior year. The increase is attributable to the following:

•
There was $1.2 million of expense related to the plant consolidation that was announced in the third quarter of fiscal year 2017. The expense consisted mainly of severance of $0.6 million and start-up costs to move the product lines including equipment transfer expenses, accelerated depreciation for assets that will not be transferred, validation and other start up costs of $0.6 million.

•	Legal expenses of $1.8 million were recorded in both the first quarter of fiscal years 2018 and 2017.

Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•	The decrease in other expenses of $0.5 million was due to unrealized foreign currency gains from re-measurement.

Income Tax Provision (Benefit)

	Three months ended
	Aug 31, 2017	Aug 31, 2016
Income tax expense (benefit)	$—	$1.6
Effective tax rate including discrete items	(118.8)%	55.2%

Our effective tax rate including discrete items for the three month periods ended August 31, 2017 and 2016 was (118.8%) and 55.2%, respectively.

The estimated annual effective tax rate, however, prior to discrete items was 52.9% in the first quarter of fiscal 2018, as compared to 55.2% for the same period in fiscal 2017. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the deferred tax liability related to indefinite lived intangibles, valuation allowance, foreign taxes and state taxes.

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

Liquidity and Capital Resources

Our cash and cash equivalents totaled $48.2 million as of August 31, 2017, compared with $47.5 million as of May 31, 2017. Marketable securities totaled $1.2 million as of August 31, 2017 and May 31, 2017, and consist of an auction rate security. As of August 31, 2017, total principal debt outstanding was $96.3 million and the fair value of contingent consideration payments was $10.8 million.
The table below summarizes our cash flows for the three months ended August 31, 2017 and 2016:

	Three Months Ended
(in thousands)	Aug 31, 2017	Aug 31, 2016
Cash provided by (used in):
Operating activities	$3,036	$7,440
Investing activities	(501)	(481)
Financing activities	(2,538)	(1,797)
Effect of exchange rate changes on cash and cash equivalents	659	(84)
Net change in cash and cash equivalents	$656	$5,078

During the three months ended August 31, 2017 and 2016, cash flows consisted of the following:

Cash provided by operating activities

•	Net loss was driven by lower sales and gross margins.

•
With regards to working capital, the Company focused on optimizing DSO which contributed to $3.1 million of working capital improvement. This working capital improvement was offset by a $7.2 million decrease in accounts payable and accrued liabilities from May 31, 2017, along with a decrease in the Acculis inventory reserve of $0.5 million and inventory build related to the plant consolidation.

Cash used in investing activities

•	$0.5 million in fixed asset additions which is consistent with the prior year.

Cash used in financing activities

•
$1.3 million in repayments on long-term debt in the first quarter of fiscal year 2018 compared to $2.5 million in the first quarter of fiscal year 2017. The decrease from the prior year is the result of the Credit Agreement that was entered into in the second quarter of fiscal 2017 that had decreased principal payments.

•
$0.8 million of proceeds from stock option and ESPP activity compared to $2.8 million in the first quarter of the prior year. The large decrease is related to the exercise of stock based awards from executive management turnover that took place in fiscal year 2017.

•	$2.1 million payment on earn-out liabilities which is consistent with the prior year.
On November 7, 2016, the Company entered into a Credit Agreement that provides for a $100.0 million senior secured term loan facility and a $150.0 million senior secured revolving credit facility, which includes up to a $20.0 million sublimit for letters of credit and a $5.0 million sublimit for swingline loans.
We believe that our current cash and investment balances, together with future cash generated from operations and our revolving credit facility capacity of up to $150.0 million as of August 31, 2017, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future, we may require additional external financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our credit facility and investments that could impact our results of operations and financial position.

We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 7% of our sales in the first quarter of fiscal 2018 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended August 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries
PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard is seeking unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office ("PTO") which seek to invalidate all three patents asserted by Bard in the litigation. Our petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the PTO Board of Appeals and Interferences for all three reexams. The parties completed briefing on the appeals and oral argument was held on June 18, 2015. The Patent Office issued decisions in the three appeals. In one (issued on March 11, 2016 for US Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947.022) the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard filed Requests for Rehearing in all three reexamination appeals and the Company filed Requests for Rehearing in two of the reexamination appeals (the ‘302 and ‘615 patent reexaminations). Each party filed comments in Opposition to the other party’s Rehearing Requests, The PTO has since issued decisions denying all Rehearing Requests on February 1, 2017 for the ‘302; on February 17, 2017 for the ‘022; and on February 21, 2017 for the ‘615. In the ‘302 and ‘022, the PTO modified its characterization of one prior art reference. Bard has since filed a Notice of Appeal to the Federal Circuit Court of Appeals in all three reexams and the Company has filed Cross-Appeals in the ‘302 and the ‘615 reexams. The parties are in the process of preparing and filing the various appellate briefs, starting with Bard’s Opening Brief which was served on August 30, 2017 and ending with our Reply Brief which is currently due on December 6, 2017. The Utah Action has been stayed pending final resolution of the PTO process. However, Bard has moved to substitute Bard Peripheral Vascular, Inc. ("BPV") as plaintiff because Bard assigned the asserted patents to BPV on July 12, 2016, but the Company has opposed. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, C.R. Bard, Inc. ("Bard") and Bard Peripheral Vascular, Inc. (“BPV”) filed suit in the United States District Court for the District of Delaware claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the “Delaware Action"). Bard is seeking unspecified damages and other relief. The patents asserted in the Delaware

Action are different than those asserted in the Utah Action. On June 1, 2015, the Company filed two motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. On January 12, 2016, the court issued a decision denying both motions. We have since served an Answer and Counterclaim to which Bard has served a Reply. On March 10, 2016, the Court held a case management conference, and, on March 14, 2016, the court entered a Scheduling Order which set, inter alia, a Markman hearing for March 10, 2017, a summary judgment hearing for December 8, 2017 and trial for March 12, 2018. The parties have served various discovery requests on each other, and have been producing documents to each other; on May 27, 2016 Bard served its Infringement Contentions which identified all the port products accused of infringement; and, on June 24, 2016, we served Invalidity Contentions which detail various grounds for invalidating the three asserted patents. The parties completed briefing on the claim construction issues and the Markman hearing was held on March 10, 2017 and the Court issued its Claim Construction Order on May 19, 2017. The Court has since amended the Scheduling Order to provide for the completion of Expert Discovery on October 30, 2017; briefing on Case-Dispositive Motions between November 17, 2017 and January 24, 2018 with oral argument set for February 22, 2018 and trial to commence May 29, 2018. Meanwhile, Bard also sought to substitute BPV as plaintiff in this case via a Supplemental Complaint, but stipulated that the Company could assert in Cross-Claims and/or Third-Party complaint against Bard for our claims of inequitable conduct and unclean hands, which the Company has since done. BPV responded with a partial Motion to Dismiss and the Company has served an amended Answer, Counterclaims and Cross-Claims/Third-Party Complaint. BPV/Bard responses are due September 29, 2017. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

AngioDynamics, Inc. v. C.R. Bard, Inc.

On May 30, 2017, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”).  In this action, we allege that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs.  We allege that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs.  We seek both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017 and set a return date of November 16, 2017.  The court has adjourned the initial conference in the case pending its resolution of the motion to dismiss.

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

As of May 31, 2017, the Company accrued $12.5 million for these matters and in August 2017 the Company agreed in principle with the government to resolve these matters for approximately $12.5 million.

Item 1A.	Risk Factors.
In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2017 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk. There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended August 31, 2017:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
June 1 - June 30, 2017	—	$—	—	$—
July 1 - July 31, 2017	5,761	$16.09	—	$—
August 1 - August 31, 2017	2,169	$16.61	—	$—
Total	7,930	$16.23	—	—

(1)	The Company repurchased 7,930 shares during the three months ended August 31, 2017 from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

Item 3.	Defaults on Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
EXHIBIT INDEX

No.	Description

10.1	AngioDynamics 2017 Total Shareholder Return Performance Unit Agreement Program.

10.2	Form of 2017 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	September 29, 2017	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	September 29, 2017	/ S / MICHAEL C. GREINER
Michael C. Greiner, Executive Vice President, Chief Financial Officer (Principal Financial and Principal Accounting Officer)