Form 10-Q
period 2017-11-30
ANGIODYNAMICS INC
filed 2018-01-05
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2017
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 2, 2018
Common Stock, par value $.01	36,745,425

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	Nov 30, 2017	Nov 30, 2016	Nov 30, 2017	Nov 30, 2016
Net sales	$86,706	$89,029	$172,117	$177,127
Cost of sales (exclusive of intangible amortization)	43,975	44,019	88,157	87,085
Gross profit	42,731	45,010	83,960	90,042
Operating expenses:
Research and development	6,107	5,913	12,548	12,622
Sales and marketing	18,967	19,469	38,369	38,924
General and administrative	7,540	7,839	15,596	16,040
Amortization of intangibles	4,146	4,291	8,242	8,526
Change in fair value of contingent consideration	82	(15,951)	187	(15,508)
Acquisition, restructuring and other items, net	4,766	7,861	7,755	10,278
Total operating expenses	41,608	29,422	82,697	70,882
Operating income	1,123	15,588	1,263	19,160
Other (expenses) income:
Interest expense, net	(760)	(810)	(1,483)	(1,529)
Other income (expense)	(280)	(363)	287	(313)
Total other expenses, net	(1,040)	(1,173)	(1,196)	(1,842)
Income before income tax expense	83	14,415	67	17,318
Income tax expense (benefit)	(166)	681	(147)	2,284
Net income	$249	$13,734	$214	$15,034
Earnings per share
Basic	$0.01	$0.37	$0.01	$0.41
Diluted	$0.01	$0.37	$0.01	$0.41
Weighted average shares outstanding
Basic	37,066	36,807	36,983	36,606
Diluted	37,383	37,146	37,322	37,000
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands of dollars)

	Three Months Ended		Six Months Ended
	Nov 30, 2017	Nov 30, 2016	Nov 30, 2017	Nov 30, 2016
Net income	$249	$13,734	$214	$15,034
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on marketable securities	45	6	45	—
Foreign currency translation	150	(571)	433	(862)
Other comprehensive income (loss), before tax	195	(565)	478	(862)
Income tax expense related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	195	(565)	478	(862)
Total comprehensive income, net of tax	$444	$13,169	$692	$14,172
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Nov 30, 2017	May 31, 2017
Assets
Current Assets
Cash and cash equivalents	$49,856	$47,544
Marketable securities	1,260	1,215
Accounts receivable, net of allowances of $2,904 and $2,945, respectively	42,073	44,523
Inventories	54,032	54,506
Prepaid income taxes	432	336
Prepaid expenses and other	4,842	5,790
Total current assets	152,495	153,914
Property, plant and equipment, net	43,767	45,234
Other assets	2,855	1,886
Intangible assets, net	137,437	145,675
Goodwill	361,252	361,252
Total assets	$697,806	$707,961
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$21,800	$18,087
Accrued liabilities	30,800	38,804
Current portion of long-term debt	5,000	5,000
Current portion of contingent consideration	2,060	9,625
Total current liabilities	59,660	71,516
Long-term debt, net of current portion	88,973	91,320
Deferred income taxes	26,006	26,112
Contingent consideration, net of current portion	1,138	3,136
Other long-term liabilities	809	850
Total liabilities	176,586	192,934
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 75,000,000 shares authorized; 37,481,675 and 37,210,091 shares issued and 37,111,675 and 36,840,091 shares outstanding at November 30, 2017 and May 31, 2017, respectively	369	367
Additional paid-in capital	538,403	532,705
Accumulated deficit	(10,992)	(11,007)
Treasury stock, 370,000 shares at November 30, 2017 and May 31, 2017, respectively	(5,714)	(5,714)
Accumulated other comprehensive loss	(846)	(1,324)
Total Stockholders’ Equity	521,220	515,027
Total Liabilities and Stockholders' Equity	$697,806	$707,961
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Six Months Ended
	Nov 30, 2017	Nov 30, 2016
Cash flows from operating activities:
Net income	$214	$15,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,677	12,286
Stock based compensation	3,763	3,385
Change in fair value of contingent consideration	187	(15,508)
Deferred income taxes	(106)	2,070
Change in accounts receivable allowances	280	(610)
Fixed and intangible asset impairments and disposals	8	3,744
Write-off of other assets	—	2,685
Other	(557)	(576)
Changes in operating assets and liabilities:
Accounts receivable	2,299	3,043
Inventories	598	(1,558)
Prepaid expenses and other	(703)	(468)
Accounts payable, accrued and other liabilities	(4,459)	(1,140)
Net cash provided by operating activities	13,201	22,387
Cash flows from investing activities:
Additions to property, plant and equipment	(1,222)	(1,846)
Proceeds from sale or maturity of marketable securities	—	450
Net cash used in investing activities	(1,222)	(1,396)
Cash flows from financing activities:
Proceeds from issuance of and borrowings on long-term debt	—	116,471
Repayment of long-term debt	(2,500)	(121,410)
Deferred financing costs on long-term debt	—	(1,177)
Payment of acquisition related contingent consideration	(9,500)	(9,850)
Repurchase of common stock	—	(7,840)
Proceeds from exercise of stock options and employee stock purchase plan	1,738	6,404
Net cash used in financing activities	(10,262)	(17,402)
Effect of exchange rate changes on cash and cash equivalents	595	(258)
Increase in cash and cash equivalents	2,312	3,331
Cash and cash equivalents at beginning of period	47,544	32,333
Cash and cash equivalents at end of period	$49,856	$35,664
Supplemental disclosure of non-cash investing and financing activities:

Contractual obligations for acquisition of fixed assets	$98	$22
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2017	37,210,091	$367	$532,705	$(11,007)	$(1,324)	(370,000)	$(5,714)	$515,027
Net income				214				214
Adjustment from the adoption of ASU 2016-09			199	(199)				—
Exercise of stock options	96,108	1	1,014					1,015
Issuance/Cancellation of restricted stock units	124,576	1						1
Purchases of common stock under ESPP	50,900		722					722
Stock-based compensation			3,763					3,763
Other comprehensive income, net of tax					478			478
Balance at November 30, 2017	37,481,675	$369	$538,403	$(10,992)	$(846)	(370,000)	$(5,714)	$521,220
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet as of November 30, 2017, the consolidated statement of stockholders’ equity for the six months ended November 30, 2017 and the consolidated statements of income, consolidated statements of comprehensive income for the three and six months ended November 30, 2017 and 2016, and consolidated statements of cash flows for the six months ended November 30, 2017 and 2016 have been prepared by us and are unaudited. The consolidated balance sheet as of May 31, 2017 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended November 30, 2017 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three and six months ended November 30, 2017 and 2016 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.
Reclassifications
A reclassification was made to conform the prior year consolidated financial statements to reclassify bad debt expense from Sales and marketing to General and administrative. The amount of the reclassification related to the three and six months ended November 30, 2016 is $0.06 million and $0.09 million, respectively.

2. INVENTORIES
Inventories are stated at lower of cost (using the first-in, first-out method) or market. As of November 30, 2017 and May 31, 2017, inventories consisted of the following:

	Nov 30, 2017	May 31, 2017
(in thousands)
Raw materials	$18,724	$17,563
Work in process	10,495	12,602
Finished goods	24,813	24,341
Inventories	$54,032	$54,506

The Company periodically reviews for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at November 30, 2017 and May 31, 2017 was $6.9 million and $7.3 million, respectively. Of the $6.9 million reserve for fiscal year 2018, $1.4 million relates to the inventory reserve for Acculis inventory as a result of the recall announced in the fourth quarter of fiscal year 2017. In addition, a specific reserve of $1.7 million was recorded during the second quarter of fiscal year 2018 related to the termination of an agreement with a Japanese distributor. Of the $7.3 million in the prior year, $2.4 million relates to the inventory reserve for Acculis inventory as a result of the recall.

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

Even though the Company determined that there was no goodwill impairment as of December 31, 2016, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2017. The Company continued to assess for potential impairment through November 30, 2017 and noted no events that would be considered a triggering event. There were no adjustments to goodwill for the six months ended November 30, 2017.
As of November 30, 2017 and May 31, 2017, intangible assets consisted of the following:

	November 30, 2017
	Gross carrying value	Accumulated amortization	Net carrying value
(in thousands)
Product technologies	$147,176	$(64,188)	$82,988
Customer relationships	56,453	(21,310)	35,143
Trademarks	28,400	(10,495)	17,905
Licenses	4,487	(4,016)	471
Distributor relationships	1,250	(320)	930
	$237,766	$(100,329)	$137,437

	May 31, 2017
	Gross carrying value	Accumulated amortization	Net carrying value
(in thousands)
Product technologies	$147,172	$(59,696)	$87,476
Customer relationships	56,375	(19,194)	37,181
Trademarks	28,400	(9,069)	19,331
Licenses	4,487	(3,821)	666
Distributor relationships	1,250	(229)	1,021
	$237,684	$(92,009)	$145,675

Amortization expense for the three months ended November 30, 2017 and 2016 was $4.1 million and $4.3 million, respectively. Amortization expense for the six months ended November 30, 2017 and 2016 was $8.2 million and $8.5 million, respectively.

Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2018	$8,264
2019	16,132
2020	14,578
2021	13,627
2022	12,951
2023 and thereafter	71,885
$137,437

4. ACCRUED LIABILITIES
As of November 30, 2017 and May 31, 2017, accrued liabilities consisted of the following:

	Nov 30, 2017	May 31, 2017
(in thousands)
Payroll and related expenses	$8,034	$11,383
Royalties	1,313	2,885
Accrued severance	2,844	2,075
Sales and franchise taxes	861	856
Outside services	1,012	1,622
Litigation matters	12,500	12,500
Acculis recall liability	123	2,563
Other	4,113	4,920
	$30,800	$38,804

In the fourth quarter of fiscal year 2017, the Company issued a voluntary recall of its Acculis probes that were sold over the past two years. As a result of Acculis probe returns that were replaced with Solero probes, the deferral of revenue related to the Acculis recall was $0.1 million at November 30, 2017 compared to $2.6 million at May 31, 2017.

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
On November 7, 2016, the Company borrowed $100.0 million under the Term Loan and approximately $16.5 million under the Revolving Facility to repay the balance of $116.5 million under the former credit agreement. As of February 28, 2017 the revolver was paid off in full. As of November 30, 2017 and May 31, 2017 the carrying value of long-term debt approximates its fair market value.
The interest rate on the Term Loan at November 30, 2017 was 2.75%.

The Company was in compliance with the Credit Agreement covenants as of November 30, 2017.

The Company's maturities of principal obligations under the Credit Agreement are as follows, as of November 30, 2017:

(in thousands)
Remainder of 2018	$2,500
2019	5,000
2020	7,500
2021	11,250
2022	68,750
Total term loan	95,000
Revolving facility	—
Total debt	95,000
Less: Unamortized debt issuance costs	(1,027)
Total	93,973
Less: Current portion of long-term debt	(5,000)
Total long-term debt, net	$88,973
6. INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 59.8% in the second quarter of fiscal 2018, as compared to 47.3% for the same period in fiscal 2017. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance, the impact of the deferred tax liability related to indefinite lived intangibles, foreign taxes and state taxes.

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

Subsequent to the quarter ended November 30, 2017, the “Tax Cuts and Jobs Act” was enacted on December 22, 2017, and is effective for tax periods beginning on January 1, 2018.  The enactment of this legislation would result in a significant tax benefit of approximately $9.3 million recorded in the period of enactment, principally related to the reduction of the corporate income tax rate from 35% to 21% and its effect on its deferred tax liability of long-lived intangibles.  As of May 31, 2017, the gross taxable temporary difference related to long-lived intangibles was $71.8 million.  The Company maintains a full U.S. valuation allowance on all of its other net deferred tax assets and the legislation is not expected to have a material impact.

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

For the three months ended November 30, 2017 and 2016, share-based payment expense was $2.0 million and $1.7 million, respectively. For the six months ended November 30, 2017 and 2016, share-based payment expense was $3.8 million and $3.4 million, respectively.

During the six months ended November 30, 2017 and 2016, the Company granted stock options and restricted stock units under the 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of the Company's shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.

In the six months of fiscal year 2018, the Company granted performance share awards under the 2004 Plan to certain employees. The awards may be earned by achieving relative performance levels over the three year requisite service period. The performance criteria are based on the total shareholder return ("TSR") of the Company's common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards are based on the closing trading value of the Company's shares on the date of grant and use a Monte Carlo simulation model.

As of November 30, 2017, there was $16.3 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The Company has sufficient shares to satisfy expected share-based payment arrangements.

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
The following table reconciles basic to diluted weighted-average shares outstanding for the three and six months ended November 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2017	Nov 30, 2016	Nov 30, 2017	Nov 30, 2016
Basic	37,066	36,807	36,983	36,606
Effect of dilutive securities	317	339	339	394
Diluted	37,383	37,146	37,322	37,000

Securities excluded as their inclusion would be anti-dilutive	1,124	980	1,095	916

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
The table below summarizes net sales by product category (in thousands of dollars):

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2017	Nov 30, 2016	Nov 30, 2017	Nov 30, 2016
Net sales
Peripheral Vascular	$51,368	$53,696	$101,234	$105,725
Vascular Access	22,574	23,553	45,812	48,558
Oncology/Surgery	12,764	11,780	25,071	22,844
Total	$86,706	$89,029	$172,117	$177,127
The table below presents net sales by geographic area based on external customer location (in thousands of dollars):

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2017	Nov 30, 2016	Nov 30, 2017	Nov 30, 2016
Net sales
United States	$68,301	$71,431	$137,232	$143,638
International	18,405	17,598	34,885	33,489
Total	$86,706	$89,029	$172,117	$177,127

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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2017 and May 31, 2017 (in thousands of dollars):

	Fair Value Measurements using inputs considered as:			Fair Value at November 30, 2017
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Marketable securities
U.S. government agency obligations	$—	$—	$1,260	$1,260
Total Financial Assets	$—	$—	$1,260	$1,260
Financial Liabilities:
Contingent consideration for acquisition earn out	$—	$—	$3,198	$3,198
Total Financial Liabilities	$—	$—	$3,198	$3,198

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Marketable securities
U.S. government agency obligations	$—	$—	$1,215	$1,215
Total Financial Assets	$—	$—	$1,215	$1,215
Financial Liabilities:
Contingent consideration for acquisition earn out	$—	$—	$12,761	$12,761
Total Financial Liabilities	$—	$—	$12,761	$12,761
There were no transfers between Level 1, 2 and 3 for the three and six months ended November 30, 2017.

The table below presents the changes in fair value components of Level 3 instruments in the three and six months ended November 30, 2017:

	Three Months Ended November 30, 2017
	Financial Assets	Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, August 31, 2017	$1,215	$10,766
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration	—	82
Included in other comprehensive income (loss)	45	—
Currency gain (loss) from remeasurement	—	—
Proceeds from sale or maturity of marketable securities	—	—
Transfers in and/or (out) of Level 3	—	—
Contingent consideration payments	—	(7,650)
Balance, November 30, 2017	$1,260	$3,198

	Six Months Ended November 30, 2017
	Financial Assets	Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2017	$1,215	$12,761
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration	—	187
Included in other comprehensive income (loss)	45	—
Transfers in and/or (out) of Level 3	—	—
Contingent consideration payments	—	(9,750)
Balance, November 30, 2017	$1,260	$3,198
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

The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of November 30, 2017 (in thousands of dollars):

	Fair value at	Valuation
(in thousands)	Nov 30, 2017	Technique	Unobservable Input	Range
Revenue based payments	$3,198	Discounted cash flow	Discount rate	4%
			Probability of payment	100%
			Projected fiscal year of payment	2019-2020
At November 30, 2017, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $3.3 million, which represents the remaining contractual minimum payments.

11. MARKETABLE SECURITIES
Marketable securities, which can be government agency bonds, auction rate investments or corporate commercial paper, are classified as “available-for-sale securities” and are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold an investment in an auction rate security that is high credit quality and generally achieved with municipal bond insurance. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the security in the near term. We have not participated in any recent auctions. As of November 30, 2017 and May 31, 2017, we had $1.3 million and $1.2 million, respectively, in investments in one auction rate security. The authorities are current in their interest payments on the security. The auction rate security will mature in 2029.
As of November 30, 2017 and May 31, 2017, marketable securities consisted of the following (in thousands of dollars):

	November 30, 2017
(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Government agency obligations	$1,350	$—	$(90)	$1,260
	$1,350	$—	$(90)	$1,260

	May 31, 2017
(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Government agency obligations	$1,350	$—	$(135)	$1,215
	$1,350	$—	$(135)	$1,215

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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard’s Complaint sought unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office ("PTO") seeking to invalidate all three patents asserted by Bard in the litigation. Our petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the PTO Board of Appeals and Interferences for all three reexams. The parties completed briefing on the appeals and oral argument was held on June 18, 2015. The Patent Office issued decisions in all three appeals. In one (issued on March 11, 2016 for US Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947.022) the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard filed Requests for Rehearing in all three reexamination appeals and the Company filed Requests for Rehearing in two of the reexamination appeals (the ‘302 and ‘615 patent reexaminations). Each party filed comments in Opposition to the other party’s Rehearing Requests, The PTO denied all three Rehearing Requests - - on February 1, 2017 for the ‘302; on February 17, 2017 for the ‘022; and on February 21, 2017 for the ‘615, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.  Bard filed a Notice of Appeal to the Federal Circuit Court of Appeals in all three reexams and the Company filed Cross-Appeals for the ‘302 and the ‘615 reexams. The parties are in the process of filing the various appellate briefs, starting with Bard’s Opening Brief (filed on August 30, 2017), the Company’s Responsive/Opening Brief (filed on November 9, 2017) and ending with Bard’s reply brief due on January 19, 2018 and our Reply Brief due on February 2, 2018.  The Utah Action has been stayed pending final resolution of the PTO process.  In the Federal Circuit appeal, Bard moved to substitute Bard Peripheral Vascular, Inc. (“BPV”) as the Appellant (because Bard assigned the Asserted Patents to BPV on July 12, 2017) or, alternatively, to add BPV as Co-Appellant. The Company opposed substitution; and the Federal Circuit added BPV as Co-Appellant. However, in the District court case, Bard moved only to substitute BPV as plaintiff, but the Company has opposed.  We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, C.R. Bard, Inc. ("Bard") and Bard Peripheral Vascular, Inc. (“BPV”) filed suit in the United States District Court for the District of Delaware claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the “Delaware Action"). Bard's complaint seeks unspecified damages and other relief. The patents asserted in the Delaware Action are different than those asserted in the Utah Action. On June 1, 2015, the Company filed two motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court.
On January 12, 2016, the Court issued a decision denying both motions. The Company then served an Answer and Counterclaim to which Bard served a Reply. On March 10, 2016, the Court held a Case Management Conference, and, on March 14, 2016, the Court entered a Scheduling Order which set, inter alia, a Markman hearing for March 10, 2017, a summary judgment hearing for December 8, 2017 and trial for March 12, 2018. The parties thereafter served various discovery requests on each other, produced documents to each other, conducted party and third-party depositions, etc.; on May 27, 2016 Bard served its Initial Infringement Contentions which identified all the port products accused of infringement; and, on June 24, 2016, the Company served its Initial Invalidity Contentions which detail various grounds for invalidating the three asserted patents. The Markman hearing was held on March 10, 2017 and the Court issued its Claim Construction Order on May 19, 2017. On May 19, 2017, Bard served its Final Infringement Contentions and on June 2, 2017, the Company served its Final Invalidity Contentions. In or about July, 2017, Judge Robinson (who had been assigned to the case) retired and the case was reassigned to Judge Bataillon (who normally sits in the District of Nebraska). The Scheduling Order has been amended and currently provides for the completion of Expert Discovery on January 19, 2018; briefing on Case-Dispositive Motions (and other pre-trial motions) between February 16, 2018 and April 27, 2018 (no oral argument date is currently set) and trial to commence July 23, 2018.  The parties are in the midst of conducting expert discovery; and have exchanged opening, rebuttal and supplemental expert reports on infringement, invalidity, and damages between September 1, 2017 and December 12, 2017, with expert depositions currently underway. Meanwhile, Bard also sought to substitute BPV as plaintiff in this case via a Supplemental Complaint, but stipulated that the Company could assert in Cross-Claims and/or Third-Party Complaint against Bard for its claims of inequitable conduct and unclean hands, which the Company has since done.  BPV responded with a partial Motion to Dismiss and the Company has served an amended Answer, Counterclaims and Cross-Claims/Third-Party Complaint.  Bard and BPV have since answered/responded to the Company’s Cross-Claims/Complaint without renewing the dismissal motion.  We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

AngioDynamics, Inc. v. C.R. Bard, Inc.

On May 30, 2017, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”).  In this action, we allege that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs.  We allege that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs.  We seek both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017 and the motion has been submitted to the court.  The court has adjourned the initial conference in the case pending its resolution of the motion to dismiss.

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

13. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET

Acquisition, Restructuring and Other Items
For the three and six months ended November 30, 2017 and 2016 acquisition, restructuring and other items, net consisted of:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2017	Nov 30, 2016	Nov 30, 2017	Nov 30, 2016
Legal	$3,216	$1,844	$4,980	$3,635
Intangible and other asset impairment	—	3,600	—	3,600
Other asset write-off	—	2,000	—	2,000
Restructuring	1,420	—	2,636	—
Other	130	417	139	1,043
Total	$4,766	$7,861	$7,755	$10,278

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
The Company recorded restructuring charges related to the plan during the three and six months ended November 30, 2017 of $1.4 million and $2.6 million, respectively. There were no costs associated with this plan during the three and six months ended November 30, 2016. Total restructuring charges recorded to date are $4.0 million. Termination benefits are only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits are being recorded ratably over the service period.
The table below presents the restructuring reserve for the three and six months ended November 30, 2017:

	Three Months Ended November 30, 2017
	Termination Benefits	Plant Consolidation	Regulatory Filings	Contract CancellationCosts	Other Costs	Total
(in thousands)
Balance at August 31, 2017	$1,374	$48	$—	$—	$1	$1,423
Charges	601	792	—	—	27	1,420
Non-cash adjustments	—	(207)	—	—	—	(207)
Cash payments	(230)	(578)	—	—	(4)	(812)
Balance at November 30, 2017	$1,745	$55	$—	$—	$24	$1,824

	Six Months Ended November 30, 2017
	Termination Benefits	Plant Consolidation	Regulatory Filings	Contract CancellationCosts	Other Costs	Total
(in thousands)
Balance at May 31, 2017	$851	$111	$—	$—	$—	$962
Charges	1,195	1,392	—	—	49	2,636
Non-cash adjustments	—	(315)	—	—	—	(315)
Cash payments	(301)	(1,133)	—	—	(25)	(1,459)
Balance at November 30, 2017	$1,745	$55	$—	$—	$24	$1,824
The Company’s restructuring liability of $1.8 million mainly comprises accruals for termination benefits which are included in accrued expenses on the consolidated balance sheet.

14. ACCUMULATED OTHER COMPREHESIVE INCOME (LOSS)

Changes in each component of accumulated other comprehensive income (loss), net of tax, are as follows for the three and six months ended November 30, 2017:

	Three months ended November 30, 2017
(in thousands)	Foreign currency translation gain (loss)	Unrealized gain (loss) on marketable securities	Total
Balance at August 31, 2017	$(1,022)	$(19)	$(1,041)
Other comprehensive income before reclassifications, net of tax	150	45	195
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income	$150	$45	$195
Balance at November 30, 2017	$(872)	$26	$(846)

	Six months ended November 30, 2017
(in thousands)	Foreign currency translation gain (loss)	Unrealized gain (loss) on marketable securities	Total
Balance at May 31, 2017	$(1,305)	$(19)	$(1,324)
Other comprehensive income before reclassifications, net of tax	433	45	478
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income	$433	$45	$478
Balance at November 30, 2017	$(872)	$26	$(846)

15. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The following table provides a description of recent accounting pronouncements that may have a material effect on the Company's consolidated financial statements:

Recently Issued Accounting Pronouncements - Adopted
Standard	Description	Date Adopted	Effect on the Consolidated Financial Statements
ASU 2016-09, Compensation - Stock Based Compensation (Topic 718: Improvements to Employee Share-Based Payment Accounting)	This ASU simplifies and improves various aspects of ASC 718 for share-based payments, including income tax items and the classification of these items on the statement of cash flows.	June 1, 2017
The Company now recognizes unrealized excess tax benefits and will classify such benefits as an operating activity in the statement of cash flows on a prospective basis. Due to the full valuation allowance on our federal and state income taxes, the adoption of ASU 2016-09 did not impact our accounting for income taxes.

The Company elected the accounting policy change to account for forfeitures as they occur. This was adopted using the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of June 1, 2017. The adoption of ASU 2016-09 did not materially impact the Company's consolidated statements of income, consolidated balance sheet, equity or cash flows.

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350)	This ASU simplifies the subsequent measurement of goodwill by eliminating steps from the goodwill impairment test.	June 1, 2017	This adoption did not have an impact on the Company's financial statements.
ASC Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Update No. 2015-11
This ASU more closely aligns the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
		June 1, 2017	This adoption did not have an impact on the Company's financial statements.

Recently Issued Accounting Pronouncements - Not Yet Applicable or Adopted
Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09)
This ASU provides a single, comprehensive accounting model for revenues arising from contracts with customers that supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that an entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under existing revenue recognition guidance.
June 1, 2018
The Company has established an implementation team which includes third-party specialists to assist in the evaluation and implementation of the new standard. The Company is currently in the process of performing an assessment of the impact of the standards on its contract portfolio by reviewing the Company’s current accounting policies and practices and to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. At this time, the Company does not anticipate a significant impact to its financial statements upon adoption of the new standard. However, the assessment is ongoing and further analysis of contracts may identify a more significant impact. The Company currently expects, in part due to the limited anticipated impact, it will utilize the modified retrospective approach of adopting the ASU. In addition, during fiscal year 2018 the Company plans to identify and implement, if necessary, appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new standard.

ASU 2016-02, Leases (Topic 842)
This ASU increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities.
		June 1, 2019	The Company is currently in the process of evaluating the impact of this ASU on its consolidated financial statements.
ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15)	This ASU identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows under Topic 230.	June 1, 2018	The Company is currently in the process of evaluating the impact of this ASU on its consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three and six months ended November 30, 2017 compared to the three and six months ended November 30, 2016:

Three months ended November 30, 2017:

•	Revenue decreased by 2.6% to $86.7 million

•	Gross margin as a percentage of sales decreased by 1.3% to 49.3%

•	Operating income decreased by $14.5 million to $1.1 million

•	Earnings per share decreased by $0.36 to $0.01

Six months ended November 30, 2017:

•	Revenue decreased by 2.8% to $172.1 million

•	Gross margin as a percentage of sales decreased by 2.0% to 48.8%

•	Operating income decreased by $17.9 million to $1.3 million

•	Earnings per share decreased by $0.40 to $0.01

•	Cash flow from operations decreased by $9.2 million to $13.2 million

The decline in revenue during the second quarter was primarily driven by declines in Venous and Core within Peripheral Vascular and non-BioFlo products within Vascular Access.

The decline was partially offset by 8% growth in the Oncology/Surgery Global Business Unit primarily as a result of sales associated with Solero, a microwave ablation device that received FDA clearance during the second quarter of fiscal year 2018. Other areas of growth include Fluid Management and Thrombus Management within Peripheral Vascular and the BioFlo family of products within Vascular Access.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 15 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months ended November 30, 2017 and 2016

For the three months ended November 30, 2017, we reported net income of $0.2 million, or $0.01 per diluted share, on net sales of $86.7 million, compared with net income of $13.7 million, or $0.37 per share, on net sales of $89.0 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the three months ended November 30, 2017 and 2016:

	Three months ended
	Nov 30, 2017	Nov 30, 2016	% Growth
Net Sales by Product Category
Peripheral Vascular	$51,368	$53,696	(4)%
Vascular Access	22,574	23,553	(4)%
Oncology/Surgery	12,764	11,780	8%
Total	$86,706	$89,029	(3)%

Net Sales by Geography
United States	$68,301	$71,431	(4)%
International	18,405	17,598	5%
Total	$86,706	$89,029	(3)%

For the three months ended November 30, 2017, net sales decreased $2.3 million to $86.7 million compared to the same period in the prior year.

•
Consolidated and U.S. net sales decreased from the prior year as a result of lower net sales from Peripheral Vascular and Vascular Access. This decrease was partially offset by 8% year over year growth in our Oncology/Surgery Global Business Unit.

Peripheral Vascular

•
Total Peripheral Vascular sales decreased $2.3 million primarily attributable to decreased sales volume of Venous and Angiographic products of $3.0 million. The decrease in our Venous product line of $2.1 million is due to reimbursement challenges. The decrease in our Angiographic product line of $0.9 million is related to the prior year volume from backorders related to a competitor recall. These decreases were offset by strong performance in our Fluid Management product line, which increased $0.5 million year over year. The increase in Fluid Management was attributed to the Fluid Management dedicated sales team being fully staffed and promoting new custom kits.

•
U.S. Peripheral Vascular sales decreased $2.1 million and international Peripheral Vascular sales decreased $0.2 million, which was primarily due to decreased sales volume of Venous and Angiographic products. This decreased sales volume was offset by an increase in volume in Fluid Management and Thrombus Management categories.

Vascular Access

•
Total Vascular Access sales decreased $1.0 million primarily in our non-BioFlo businesses. Our BioFlo product lines grew 2% year over year and now comprise 49% of our overall vascular access sales, compared to 46% a year ago.

•	U.S. Vascular Access sales declined by 5% due to softness across the portfolio offset by Midline and BioFlo Dialysis which continue to gain traction in the marketplace.

•	International Vascular Access sales increased by $0.1 million due to focus in the Latin America region.

Oncology/Surgery

•
Total Oncology/Surgery sales increased $1.0 million year over year primarily due to the successful launch of our Solero product line, which generated $1.7 million of growth year over year. This was offset by decreased sales in Radiofrequency Ablation and NanoKnife disposables.

•	U.S. Oncology/Surgery increased by 1%, driven by Solero Microwave capital and disposable sales, partially offset by decreased sales in Radiofrequency Ablation and NanoKnife disposables.

•	International Oncology/Surgery sales increased by $0.9 million year over year as a result of Solero Microwave capital and disposable sales of $2.8 million.

Gross Profit, Operating expenses, and Other income (expense)

	Three months ended
	Nov 30, 2017	Nov 30, 2016	% Change
Gross profit	$42.7	$45.0	(5)%
Gross profit % of sales	49.3%	50.6%
Research and development	$6.1	$5.9	3%
% of sales	7.0%	6.6%
Selling and marketing	$19.0	$19.5	(3)%
% of sales	21.9%	21.9%
General and administrative	$7.5	$7.8	(4)%
% of sales	8.7%	8.8%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit decreased by $2.3 million compared to the prior year. The decrease is attributable to the following:

•
In second quarter of fiscal year 2018, the Company decided to discontinue selling our Radiofrequency Ablation product in Japan which resulted in a $1.7 million inventory provision. Volume softness and pricing headwinds of approximately 1% were offset by the expiration of a royalty agreement that was accrued and paid monthly.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense increased $0.2 million compared to the prior year. The increase is attributable to the following:

•	Timing of project spend in the second quarter of fiscal year 2018 compared to prior year was up $0.4 million.

•	R&D expense as a percentage of sales increased slightly year over year as a result of the higher R&D expense along with lower sales in the second quarter of fiscal year 2018.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense decreased by $0.5 million compared to the prior year. The decrease is attributable to the following:

•	A decrease in compensation and benefits of approximately $0.3 million, which was primarily the result of decreased variable compensation of $0.7 million offset by severance of $0.4 million.

•	Lower consulting spend of $0.3 million.

•	The percentage of S&M to sales remained consistent year over year.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense decreased by $0.3 million compared to the prior year. The decrease is attributable to the following:

•	Lower depreciation of $0.2 million, professional fees of $0.1 million offset slightly by an increase in compensation and benefits.

	Three months ended
	Nov 30, 2017	Nov 30, 2016	$ Change
Amortization of intangibles	$4.1	$4.3	$(0.2)
Change in fair value of contingent consideration	$0.1	$(16.0)	$16.1
Acquisition, restructuring and other items, net	$4.8	$7.9	$(3.1)
Other expense	$(1.0)	$(1.2)	$0.2

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•	The decrease of $0.2 million is primarily related to intangible assets that became fully amortized.

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

Acquisition, restructuring and other items, net decreased by $3.1 million compared to the prior year. The decrease is attributable to the following:

•	In the prior year there was a $2.0 million write-off of Embomedics due to termination of the agreement and $3.6 million related to the decision to discontinue our investment in the TiLo product.

•
There was $1.4 million of expense related to the plant consolidation that was announced in the third quarter of fiscal year 2017. The expense consisted mainly of severance of $0.6 million and start-up costs to move the product lines including equipment transfer expenses, accelerated depreciation for assets that will not be transferred, validation and other start up costs of $0.8 million.

•	Legal expenses of $3.2 million were recorded in the current year compared to $1.8 million in the prior year.

Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•	Other expenses remained consistent year over year.

Income Tax Provision (Benefit)

	Three months ended
	Nov 30, 2017	Nov 30, 2016
Income tax expense (benefit)	$(0.2)	$0.7
Effective tax rate including discrete items	(200.0)%	4.7%

Our effective tax rate including discrete items for the three month periods ended November 30, 2017 and 2016 was (200.00)% and 4.72%, respectively.

The estimated annual effective tax rate, however, prior to discrete items was 59.8% in the second quarter of fiscal 2018, as compared to 47.3% for the same period in fiscal 2017. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the deferred tax liability related to indefinite lived intangibles, valuation allowance, foreign taxes and state taxes.

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

Subsequent to the quarter ended November 30, 2017, the “Tax Cuts and Jobs Act” was enacted on December 22, 2017, and is effective for tax periods beginning on January 1, 2018.  The enactment of this legislation would result in a significant tax benefit of approximately $9.3 million recorded in the period of enactment, principally related to the reduction of the corporate income tax rate from 35% to 21% and its effect on its deferred tax liability of long-lived intangibles.  As of May 31, 2017, the gross taxable temporary difference related to long-lived intangibles was $71.8 million.  The Company maintains a full U.S. valuation allowance on all of its other net deferred tax assets and the legislation is not expected to have a material impact.

Results of Operations for the Six Months ended November 30, 2017 and 2016

For the six months ended November 30, 2017, we reported a net income of $0.2 million, or $0.01 per diluted share, on net sales of $172.1 million, compared with net income of $15.0 million, or $0.41 per share, on net sales of $177.1 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the six months ended November 30, 2017 and 2016:

	Six months ended
	Nov 30, 2017	Nov 30, 2016	% Growth
Net Sales by Product Category
Peripheral Vascular	$101,234	$105,725	(4)%
Vascular Access	45,812	48,558	(6)%
Oncology/Surgery	25,071	22,844	10%
Total	$172,117	$177,127	(3)%

Net Sales by Geography
United States	$137,232	$143,638	(4)%
International	34,885	33,489	4%
Total	$172,117	$177,127	(3)%

For the six months ended November 30, 2017, net sales decreased $5.0 million to $172.1 million compared to the same period in the prior year.

•
Consolidated and U.S. net sales decreased from the prior year as a result of decreased net sales from Peripheral Vascular and Vascular Access. This decrease was partially offset by 10% year over year growth in our Oncology/Surgery Global Business Unit.

Peripheral Vascular

•
Total Peripheral Vascular sales decreased $4.5 million primarily attributable to decreased sales volume of Venous and Angiographic products of $6.2 million. The decrease in our Venous product line of $3.5 million is due to reimbursement challenges. The decrease in our Angiographic product line of $2.7 million is related to the prior year volume from backorders related to a competitor recall. These decreases were offset by strong performance in our

Fluid Management product line, which increased $1.6 million year over year. The increase in Fluid Management was attributed to the Fluid Management dedicated sales team being fully staffed and promoting new custom kits.

•
U.S. Peripheral Vascular sales decreased $3.5 million and international Peripheral Vascular sales decreased $1.0 million, which was primarily due to decreased sales volume of Venous and Angiographic core products. This decreased sales volume was offset by an increase in volume in Fluid Management and Thrombus Management categories.

Vascular Access

•
Total Vascular Access sales decreased $2.7 million primarily due to declines in our non-BioFlo businesses. Our BioFlo product lines grew 2% year over year and now comprise 49% of our overall vascular access sales, compared to 45% a year ago.

•	U.S. Vascular Access sales declined by 6% due to softness across the portfolio offset by Midline and BioFlo Dialysis which continue to gain traction in the marketplace.

•	International Vascular Access sales decreased by $0.4 million which was due to market challenges across most product lines.

Oncology/Surgery

•	Total Oncology/Surgery sales increased $2.2 million year over year primarily due to the successful launch of our Solero product line, which generated $3.2 million of growth year over year.

•
U.S. Oncology/Surgery declined by 4%, driven primarily by the timing of NanoKnife capital and disposable sales of $1.1 million and market challenges in the Radiofrequency Ablation product line of $1.0 million partially offset by increased Microwave capital and disposable sales of $1.3 million.

•	International Oncology/Surgery sales increased $2.6 million year over year as a result of Microwave capital and disposable sales of $5.5 million.
Gross Profit, Operating expenses, and Other income (expense)

	Six months ended
	Nov 30, 2017	Nov 30, 2016	% Change
Gross profit	$84.0	$90.0	(7)%
Gross profit % of sales	48.8%	50.8%
Research and development	$12.6	$12.6	—%
% of sales	7.3%	7.1%
Selling and marketing	$38.4	$38.9	(1)%
% of sales	22.3%	22.0%
General and administrative	$15.6	$16.0	(3)%
% of sales	9.1%	9.1%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit decreased by $6.0 million compared to the prior year. The decrease is attributable to the following:

•
In second quarter of fiscal year 2018, the Company decided to discontinue selling our Radiofrequency Ablation product in Japan which resulted in a $1.7 million inventory provision. Volume softness, product mix and pricing headwinds of approximately 1% were offset by the expiration of a royalty agreement and net productivity.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense remained consistent year over year.

•	Higher project spend of $0.3 million in fiscal year 2018 was partially offset by open headcount.

•	R&D expense as a percentage of sales increased slightly year over year as a result of lower sales in the second quarter of fiscal year 2018.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense decreased by $0.6 million compared to the prior year. The decrease is attributable to the following:

•	A decrease in compensation and benefits of approximately $0.9 million, which was primarily the result of decreased variable compensation of $1.4 million offset by severance of $0.6 million.

•	Decreases in consulting of $0.3 million were partially offset by increased travel of clinical specialists of $0.2 million and increased samples expense related to Solero of $0.2 million.

•	The percentage of S&M to sales remained consistent year over year.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense decreased by $0.4 million compared to the prior year. The decrease is attributable to the following:

•	Lower recruiting and relocation expenses of $0.4 million, lower depreciation expense of $0.4 million offset by $0.3 million in increased professional fees.

	Six months ended
	Nov 30, 2017	Nov 30, 2016	$ Change
Amortization of intangibles	$8.2	$8.5	$(0.3)
Change in fair value of contingent consideration	$0.2	$(15.5)	$15.7
Acquisition, restructuring and other items, net	$7.8	$10.3	$(2.5)
Other expense	$(1.2)	$(1.8)	$0.6

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•	The decrease of $0.3 million is primarily related to intangible assets that became fully amortized.

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

Acquisition, restructuring and other items, net decreased by $2.5 million compared to the prior year. The decrease is attributable to the following:

•	In the prior year there was a $2.0 million write-off of Embomedics due to termination of the agreement and $3.6 million related to the decision to discontinue our investment in the TiLo product.

•
There was $2.6 million of expense related to the plant consolidation that was announced in the third quarter of fiscal year 2017. The expense consisted mainly of severance of $1.1 million and start-up costs to move the product lines including equipment transfer expenses, accelerated depreciation for assets that will not be transferred, validation and other start up costs of $1.4 million.

•	Legal expenses of $5.0 million were recorded in the current year compared to $3.6 million in the prior year.

Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•	The decrease in other expenses of $0.6 million was due to unrealized foreign currency gains from re-measurement.

Income Tax Provision (Benefit)

	Six months ended
	Nov 30, 2017	Nov 30, 2016
Income tax expense (benefit)	$(0.1)	$2.3
Effective tax rate including discrete items	(219.4)%	13.2%

Our effective tax rate including discrete items for the six month periods ended November 30, 2017 and 2016 was (219.4)% and 13.2%, respectively.

The estimated annual effective tax rate, however, prior to discrete items was 59.8% in the second quarter of fiscal 2018, as compared to 47.3% for the same period in fiscal 2017. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the deferred tax liability related to indefinite lived intangibles, valuation allowance, foreign taxes and state taxes.

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

Subsequent to the quarter ended November 30, 2017, the “Tax Cuts and Jobs Act” was enacted on December 22, 2017, and is effective for tax periods beginning on January 1, 2018.  The enactment of this legislation would result in a significant tax benefit of approximately $9.3 million recorded in the period of enactment, principally related to the reduction of the corporate income tax rate from 35% to 21% and its effect on its deferred tax liability of long-lived intangibles.  As of May 31, 2017, the gross taxable temporary difference related to long-lived intangibles was $71.8 million.  The Company maintains a full U.S. valuation allowance on all of its other net deferred tax assets and the legislation is not expected to have a material impact.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $49.9 million as of November 30, 2017, compared with $47.5 million as of May 31, 2017. Marketable securities totaled $1.3 million as of November 30, 2017 and $1.2 million as of May 31, 2017, and consist of an auction rate security. As of November 30, 2017, total principal debt outstanding was $95.0 million and the fair value of contingent consideration payments was $3.2 million.

The table below summarizes our cash flows for the six months ended November 30, 2017 and 2016:

	Six Months Ended
(in thousands)	Nov 30, 2017	Nov 30, 2016
Cash provided by (used in):
Operating activities	$13,201	$22,387
Investing activities	(1,222)	(1,396)
Financing activities	(10,262)	(17,402)
Effect of exchange rate changes on cash and cash equivalents	595	(258)
Net change in cash and cash equivalents	$2,312	$3,331

During the six months ended November 30, 2017 and 2016, cash flows consisted of the following:

Cash provided by operating activities

•
With regards to working capital, the Company continues to focus on optimizing days sales outstanding (DSO) which contributed to $2.3 million of working capital improvement. This working capital improvement was offset by $4.5 million of higher payments for accounts payable and accrued liabilities from May 31, 2017 through November 30, 2017.

Cash used in investing activities

•	$1.2 million in fixed asset additions compared to $1.8 million in the prior year.

Cash used in financing activities

•
$2.5 million in repayments on long-term debt in the first six months of fiscal year 2018 compared to $5.0 million in the first six months of fiscal year 2017 consistent with the required amortization payment on Term Loan A.

•
$1.7 million of proceeds from stock option and ESPP activity compared to $6.4 million in the first six months of the prior year. The large decrease is related to the exercise of stock based awards from executive management turnover that took place in fiscal year 2017.

•	$9.5 million payment on earn-out liabilities in the first six months of fiscal year 2018 compared to $9.9 million in the first six months of fiscal year 2017.

•	$7.8 million from the repurchase of common shares in the first six months of fiscal year 2017. There were no repurchases of common shares in the first six months of fiscal year 2018.
On November 7, 2016, the Company entered into a Credit Agreement that provides for a $100.0 million senior secured term loan facility and a $150.0 million senior secured revolving credit facility, which includes up to a $20.0 million sublimit for letters of credit and a $5.0 million sublimit for swingline loans.
We believe that our current cash and investment balances, together with future cash generated from operations and our revolving credit facility capacity of up to $150.0 million as of November 30, 2017, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future, we may require additional external financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our credit facility and investments that could impact our results of operations and financial position.

We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 7% of our sales in the second quarter of fiscal 2018 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries
PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard’s Complaint sought unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office ("PTO") seeking to invalidate all three patents asserted by Bard in the litigation. Our petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the PTO Board of Appeals and Interferences for all three reexams. The parties completed briefing on the appeals and oral argument was held on June 18, 2015. The Patent Office issued decisions in all three appeals. In one (issued on March 11, 2016 for US Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947.022) the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard filed Requests for Rehearing in all three reexamination appeals and the Company filed Requests for Rehearing in two of the reexamination appeals (the ‘302 and ‘615 patent reexaminations). Each party filed comments in Opposition to the other party’s Rehearing Requests, The PTO denied all three Rehearing Requests - - on February 1, 2017 for the ‘302; on February 17, 2017 for the ‘022; and on February 21, 2017 for the ‘615, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.  Bard filed a Notice of Appeal to the Federal Circuit Court of Appeals in all three reexams and the Company filed Cross-Appeals for the ‘302 and the ‘615 reexams. The parties are in the process of filing the various appellate briefs, starting with Bard’s Opening Brief (filed on August 30, 2017), the Company’s Responsive/Opening Brief (filed on November 9, 2017) and ending with Bard’s reply brief due on January 19, 2018 and our Reply Brief due on February 2, 2018.  The Utah Action has been stayed pending final resolution of the PTO process.  In the Federal Circuit appeal, Bard moved to substitute Bard Peripheral Vascular, Inc. (“BPV”) as the Appellant (because Bard assigned the Asserted Patents to BPV on July 12, 2017) or, alternatively, to add BPV as Co-Appellant. The Company opposed substitution; and the Federal Circuit added BPV as Co-Appellant. However, in the District court case, Bard moved only to substitute BPV as plaintiff, but the Company has opposed.  We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, C.R. Bard, Inc. ("Bard") and Bard Peripheral Vascular, Inc. (“BPV”) filed suit in the United States District Court for the District of Delaware claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the “Delaware Action"). Bard's complaint seeks unspecified damages and other relief. The patents asserted in the Delaware Action are different than those asserted in the Utah Action. On June 1, 2015, the Company filed two motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court.
On January 12, 2016, the Court issued a decision denying both motions. The Company then served an Answer and Counterclaim to which Bard served a Reply. On March 10, 2016, the Court held a Case Management Conference, and, on March 14, 2016, the Court entered a Scheduling Order which set, inter alia, a Markman hearing for March 10, 2017, a summary judgment hearing for December 8, 2017 and trial for March 12, 2018. The parties thereafter served various discovery requests on each other, produced documents to each other, conducted party and third-party depositions, etc.; on May 27, 2016 Bard served its Initial Infringement Contentions which identified all the port products accused of infringement; and, on June 24, 2016, the Company served its Initial Invalidity Contentions which detail various grounds for invalidating the three asserted patents. The Markman hearing was held on March 10, 2017 and the Court issued its Claim Construction Order on May 19, 2017. On May 19, 2017, Bard served its Final Infringement Contentions and on June 2, 2017, the Company served its Final Invalidity Contentions. In or about July, 2017, Judge Robinson (who had been assigned to the case) retired and the case was reassigned to Judge Bataillon (who normally sits in the District of Nebraska). The Scheduling Order has been amended and currently provides for the completion of Expert Discovery on January 19, 2018; briefing on Case-Dispositive Motions (and other pre-trial motions) between February 16, 2018 and April 27, 2018 (no oral argument date is currently set) and trial to commence July 23, 2018.  The parties are in the midst of conducting expert discovery; and have exchanged opening, rebuttal and supplemental expert reports on infringement, invalidity, and damages between September 1, 2017 and December 12, 2017, with expert depositions currently underway. Meanwhile, Bard also sought to substitute BPV as plaintiff in this case via a Supplemental Complaint, but stipulated that the Company could assert in Cross-Claims and/or Third-Party Complaint against Bard for its claims of inequitable conduct and unclean hands, which the Company has since done.  BPV responded with a partial Motion to Dismiss and the Company has served an amended Answer, Counterclaims and Cross-Claims/Third-Party Complaint.  Bard and BPV have since answered/responded to the Company’s Cross-Claims/Complaint without renewing the dismissal motion.  We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

AngioDynamics, Inc. v. C.R. Bard, Inc.

On May 30, 2017, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”).  In this action, we allege that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs.  We allege that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs.  We seek both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017 and the motion has been submitted to the court.  The court has adjourned the initial conference in the case pending its resolution of the motion to dismiss.

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
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended November 30, 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
September 1 - September 30, 2017	—	$—	—	$—
October 1 - October 31, 2017	—	$—	—	$—
November 1 - November 30, 2017	—	$—	—	$—
Total	—	$—	—	—

(1)
The Company did not repurchase shares during the three months ended November 30, 2017 from employees to satisfy tax withholding requirements on the vesting of restricted shares from equity-based awards.

(2)	The Company has $11.4 million available to repurchase under the Repurchase Program that was approved by the Board of Directors for the twenty-four month period ending November 6, 2018.

Item 3.	Defaults on Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
EXHIBIT INDEX

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	January 5, 2018	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	January 5, 2018	/ S / MICHAEL C. GREINER
Michael C. Greiner, Executive Vice President, Chief Financial Officer (Principal Financial and Principal Accounting Officer)