Form 10-Q
period 2018-02-28
ANGIODYNAMICS INC
filed 2018-04-05
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2018
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 3, 2018
Common Stock, par value $.01	36,804,506

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	Feb 28, 2018	Feb 28, 2017	Feb 28, 2018	Feb 28, 2017
Net sales	$83,851	$85,602	$255,968	$262,729
Cost of sales (exclusive of intangible amortization)	38,403	41,810	126,560	128,895
Gross profit	45,448	43,792	129,408	133,834
Operating expenses:
Research and development	6,457	5,951	19,005	18,573
Sales and marketing	18,009	19,418	56,378	58,343
General and administrative	7,723	7,051	23,319	23,090
Amortization of intangibles	4,191	4,360	12,433	12,886
Change in fair value of contingent consideration	31	122	218	(15,386)
Acquisition, restructuring and other items, net	4,177	1,750	11,932	12,028
Total operating expenses	40,588	38,652	123,285	109,534
Operating income	4,860	5,140	6,123	24,300
Other (expenses) income:
Interest expense, net	(740)	(627)	(2,223)	(2,156)
Other income (expense), net	(49)	44	238	(269)
Total other expenses, net	(789)	(583)	(1,985)	(2,425)
Income before income tax expense	4,071	4,557	4,138	21,875
Income tax expense (benefit)	(9,948)	1,670	(10,095)	3,954
Net income	$14,019	$2,887	$14,233	$17,921
Earnings per share
Basic	$0.38	$0.08	$0.38	$0.49
Diluted	$0.37	$0.08	$0.38	$0.48
Weighted average shares outstanding
Basic	37,122	36,625	37,031	36,557
Diluted	37,442	37,126	37,358	37,068
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	Feb 28, 2018	Feb 28, 2017	Feb 28, 2018	Feb 28, 2017
Net income	$14,019	$2,887	$14,233	$17,921
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on marketable securities	21	(2)	66	—
Foreign currency translation	188	(41)	621	(906)
Other comprehensive income (loss), before tax	209	(43)	687	(906)
Income tax expense related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	209	(43)	687	(906)
Total comprehensive income, net of tax	$14,228	$2,844	$14,920	$17,015
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Feb 28, 2018	May 31, 2017
Assets
Current assets
Cash and cash equivalents	$52,292	$47,544
Marketable securities	1,281	1,215
Accounts receivable, net of allowances of $2,438 and $2,945, respectively	41,827	44,523
Inventories	56,564	54,506
Prepaid income taxes	103	336
Prepaid expenses and other	4,502	5,790
Total current assets	156,569	153,914
Property, plant and equipment, net	43,058	45,234
Other assets	3,038	1,886
Intangible assets, net	134,512	145,675
Goodwill	361,252	361,252
Total assets	$698,429	$707,961
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$16,350	$18,087
Accrued liabilities	30,973	38,804
Current portion of long-term debt	5,000	5,000
Current portion of contingent consideration	2,080	9,625
Total current liabilities	54,403	71,516
Long-term debt, net of current portion	87,798	91,320
Deferred income taxes	15,962	26,112
Contingent consideration, net of current portion	1,149	3,136
Other long-term liabilities	789	850
Total liabilities	160,101	192,934
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 75,000,000 shares authorized; 37,544,506 and 37,210,091 shares issued and 37,174,506 and 36,840,091 shares outstanding at February 28, 2018 and May 31, 2017, respectively	370	367
Additional paid-in capital	541,282	532,705
Retained earnings (accumulated deficit)	3,027	(11,007)
Treasury stock, 370,000 shares at February 28, 2018 and May 31, 2017, respectively	(5,714)	(5,714)
Accumulated other comprehensive loss	(637)	(1,324)
Total Stockholders’ Equity	538,328	515,027
Total Liabilities and Stockholders' Equity	$698,429	$707,961
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Nine Months Ended
	Feb 28, 2018	Feb 28, 2017
Cash flows from operating activities:
Net income	$14,233	$17,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,395	18,455
Stock based compensation	5,821	5,078
Change in fair value of contingent consideration	218	(15,386)
Deferred income taxes	(10,150)	3,624
Change in accounts receivable allowances	(35)	(605)
Fixed and intangible asset impairments and disposals	30	3,822
Write-off of other assets	—	2,685
Other	(635)	(535)
Changes in operating assets and liabilities:
Accounts receivable	2,897	6,898
Inventories	(1,913)	(2,585)
Prepaid expenses and other	(548)	(1,215)
Accounts payable, accrued and other liabilities	(9,797)	(1,405)
Net cash provided by operating activities	17,516	36,752
Cash flows from investing activities:
Additions to property, plant and equipment	(1,647)	(2,258)
Acquisition of intangibles	(1,265)	—
Proceeds from sale or maturity of marketable securities	—	450
Net cash used in investing activities	(2,912)	(1,808)
Cash flows from financing activities:
Proceeds from issuance of and borrowings on long-term debt	—	116,471
Repayment of long-term debt	(3,750)	(139,131)
Deferred financing costs on long-term debt	—	(1,335)
Payment of acquisition related contingent consideration	(9,500)	(9,850)
Repurchase of common stock	—	(7,840)
Proceeds from exercise of stock options and employee stock purchase plan	2,560	10,269
Net cash used in financing activities	(10,690)	(31,416)
Effect of exchange rate changes on cash and cash equivalents	834	(290)
Increase in cash and cash equivalents	4,748	3,238
Cash and cash equivalents at beginning of period	47,544	32,333
Cash and cash equivalents at end of period	$52,292	$35,571
Supplemental disclosure of non-cash investing and financing activities:

Contractual obligations for acquisition of fixed assets	$95	$99
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2017	37,210,091	$367	$532,705	$(11,007)	$(1,324)	(370,000)	$(5,714)	$515,027
Net income				14,233				14,233
Adjustment from the adoption of ASU 2016-09			199	(199)				—
Exercise of stock options	118,377	1	1,295					1,296
Issuance/Cancellation of restricted stock units	126,095	1						1
Purchases of common stock under ESPP	89,943	1	1,262					1,263
Stock-based compensation			5,821					5,821
Other comprehensive income, net of tax					687			687
Balance at February 28, 2018	37,544,506	$370	$541,282	$3,027	$(637)	(370,000)	$(5,714)	$538,328
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet as of February 28, 2018, the consolidated statement of stockholders’ equity for the nine months ended February 28, 2018 and the consolidated statements of income, consolidated statements of comprehensive income for the three and nine months ended February 28, 2018 and 2017, and consolidated statements of cash flows for the nine months ended February 28, 2018 and 2017 have been prepared by us and are unaudited. The consolidated balance sheet as of May 31, 2017 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended February 28, 2018 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three and nine months ended February 28, 2018 and 2017 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.
Reclassifications
A reclassification was made to conform the prior year consolidated financial statements to reclassify bad debt expense from sales and marketing to general and administrative. The amount of the reclassification related to the three and nine months ended February 28, 2017 is $0.1 million and $0.1 million, respectively.

2. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). As of February 28, 2018 and May 31, 2017, inventories consisted of the following:

	Feb 28, 2018	May 31, 2017
(in thousands)
Raw materials	$22,135	$17,563
Work in process	10,783	12,602
Finished goods	23,646	24,341
Inventories	$56,564	$54,506

The Company periodically reviews for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at February 28, 2018 and May 31, 2017 was $6.8 million and $7.3 million, respectively. Of the $6.8 million reserve for fiscal year 2018, $1.5 million relates to the inventory reserve for Acculis inventory as a result of the recall announced in the fourth quarter of fiscal year 2017 and $0.7 million relates to a specific reserve related to the termination of an agreement with a Japanese distributor in the second quarter of fiscal year 2018. Of the $7.3 million in the prior year, $2.4 million relates to the inventory reserve for Acculis inventory as a result of the recall.

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

The Company's annual testing for impairment of goodwill was completed as of December 31, 2017. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The Company determines the fair value of the reporting unit based on the market valuation approach and concluded that it was not more-likely-than-not that the fair value of the Company's reporting unit was less than its carrying value.

Even though the Company determined that there was no goodwill impairment as of December 31, 2017, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2018. The Company continued to assess for potential impairment through February 28, 2018 and noted no events that would be considered a triggering event. There were no adjustments to goodwill for the nine months ended February 28, 2018.
As of February 28, 2018 and May 31, 2017, intangible assets consisted of the following:

	February 28, 2018
	Gross carrying value	Accumulated amortization	Net carrying value
(in thousands)
Product technologies	$147,178	$(66,470)	$80,708
Customer relationships	56,487	(22,325)	34,162
Trademarks	28,400	(11,208)	17,192
Licenses	5,752	(4,186)	1,566
Distributor relationships	1,250	(366)	884
	$239,067	$(104,555)	$134,512

	May 31, 2017
	Gross carrying value	Accumulated amortization	Net carrying value
(in thousands)
Product technologies	$147,172	$(59,696)	$87,476
Customer relationships	56,375	(19,194)	37,181
Trademarks	28,400	(9,069)	19,331
Licenses	4,487	(3,821)	666
Distributor relationships	1,250	(229)	1,021
	$237,684	$(92,009)	$145,675

Amortization expense for the three months ended February 28, 2018 and 2017 was $4.2 million and $4.4 million, respectively. Amortization expense for the nine months ended February 28, 2018 and 2017 was $12.4 million and $12.9 million, respectively.

Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2018	$4,040
2019	16,566
2020	15,013
2021	13,854
2022	12,970
2023 and thereafter	72,069
$134,512

4. ACCRUED LIABILITIES
As of February 28, 2018 and May 31, 2017, accrued liabilities consisted of the following:

	Feb 28, 2018	May 31, 2017
(in thousands)
Payroll and related expenses	$7,232	$11,383
Royalties	1,247	2,885
Accrued severance	2,634	2,075
Sales and franchise taxes	664	856
Outside services	1,880	1,622
Litigation matters	12,500	12,500
Acculis recall liability	—	2,563
Other	4,816	4,920
	$30,973	$38,804

In the fourth quarter of fiscal year 2017, the Company issued a voluntary recall of its Acculis probes that were sold over the past two years and recorded a liability of $2.6 million. In the third quarter of fiscal year 2018, the Company completed the replacement of Acculis probes that were returned with Solero probes.

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
On November 7, 2016, the Company borrowed $100.0 million under the Term Loan and approximately $16.5 million under the Revolving Facility to repay the balance of $116.5 million under the former credit agreement. As of February 28, 2018 and May 31, 2017 the carrying value of long-term debt approximates its fair market value.
The interest rate on the Term Loan at February 28, 2018 was 3.07%.

The Company was in compliance with the Credit Agreement covenants as of February 28, 2018.

The Company's maturities of principal obligations under the Credit Agreement are as follows, as of February 28, 2018:

(in thousands)
Remainder of 2018	$1,250
2019	5,000
2020	7,500
2021	11,250
2022	68,750
Total term loan	93,750
Revolving facility	—
Total debt	93,750
Less: Unamortized debt issuance costs	(952)
Total	92,798
Less: Current portion of long-term debt	(5,000)
Total long-term debt, net	$87,798

6. INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 4.9% in the third quarter of fiscal 2018, as compared to 42.9% for the same period in fiscal 2017. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a U.S. valuation allowance, foreign taxes and state taxes. The change from the prior quarter fiscal year 2017 is principally related to the enactment of the Tax Cuts and Jobs Act (“Tax Reform Act”) as it relates to amortization of goodwill for tax purposes which will no longer be treated as a permanent item in our tax provision.

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, expanding the tax base and imposing a tax deemed repatriated earnings of foreign subsidiaries.  The Tax Reform Act permanently reduces the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company has recognized the impact of the Tax Reform Act in these unaudited consolidated financial statements and related disclosures.  Staff Accounting Bulletin No. 118 (“SAB 118”) provides Companies with guidance on accounting for the impact of the Tax Reform Act.  Specifically, SAB 118 provides for a measurement period, not to exceed one year, that begins on the date of enactment of December 22, 2017, and ends when the Company has obtained, prepared, and analyzed information needed to complete accounting requirements.  In accordance with SAB 118, the Company recorded provisional amounts reflecting the impact of the Tax Reform Act in these unaudited consolidated financial statements and related disclosures.

As a result of the Tax Reform Act, in the third quarter of fiscal 2018, the Company has recognized a discrete tax benefit in the amount of $9.3 million due to the revaluation of the Company's indefinite lived deferred tax liability related to amortizable goodwill to reflect the lower statutory rate. Because the remaining U.S. deferred tax assets are offset by a full valuation allowance, the reduction in net deferred tax assets for the lower rate was fully offset by a corresponding reduction in valuation allowance resulting in no additional tax provision. The Tax Reform Act changed the NOL carryover rules and created a new limitation on their use. NOLs created in fiscal 2018 and beyond may be carried forwarded indefinitely but are limited to 80% of taxable income in any year. As a result of this change, the Company believes it is appropriate to offset some of its indefinite lived deferred tax liability against its deferred tax assets, and as a result, recognized an estimated $0.8 million discrete benefit in the third quarter of fiscal 2018. Additionally, this change impacts the Company's effective tax calculation on a go forward basis as the amortization of goodwill for tax purposes will no longer be treated as a permanent item in our tax provision.

The Tax Reform Act imposes a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. Based on the information available as of December 31, 2017, the Company estimated undistributed foreign earnings of approximately $4.8 million. The taxable income arising from this deemed repatriation is expected to result in the utilization of net operating loss carryforwards and other tax credits, offset by changes in the valuation allowance, resulting in no net impact to tax expense. In accordance with SAB 118, the estimated income tax impact associated with the one-time transition tax of zero represents our best estimate based on interpretation of the U.S. legislation as we are still accumulating data to finalize the underlying calculation. In accordance with SAB 118, estimated income tax impact associated with the one-time transition tax is considered provisional and will be finalized prior to the end of the measurement period. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.

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

For the three months ended February 28, 2018 and 2017, share-based payment expense was $2.1 million and $1.7 million, respectively. For the nine months ended February 28, 2018 and 2017, share-based payment expense was $5.8 million and $5.1 million, respectively.

During the nine months ended February 28, 2018 and 2017, the Company granted stock options and restricted stock units under the 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of the Company's shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.

In the nine months of fiscal year 2018, the Company granted market-based performance share awards under the 2004 Plan to certain employees. The awards may be earned by achieving relative performance levels over the three year requisite service period. The performance criteria are based on the total shareholder return ("TSR") of the Company's common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards are based on the closing trading value of the Company's shares on the date of grant and use a Monte Carlo simulation model.

As of February 28, 2018, there was $15.0 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The Company has sufficient shares to satisfy expected share-based payment arrangements.

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
The following table reconciles basic to diluted weighted-average shares outstanding for the three and nine months ended February 28, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2018	Feb 28, 2017	Feb 28, 2018	Feb 28, 2017
Basic	37,122	36,625	37,031	36,557
Effect of dilutive securities	320	501	327	511
Diluted	37,442	37,126	37,358	37,068

Securities excluded as their inclusion would be anti-dilutive	1,259	1,040	1,139	973

9. SEGMENT AND GEOGRAPHIC INFORMATION

The Company considers the business to be a single operating segment engaged in the development, manufacture and sale of medical devices for vascular access, peripheral vascular disease, oncology and surgery on a global basis. The Company's chief operating decision maker, the President and Chief Executive Officer (CEO), evaluates the various global product portfolios on a net sales basis. Executives reporting to the CEO include those responsible for commercial operations, manufacturing operations, regulatory and quality and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources.
The table below summarizes net sales by product category:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2018	Feb 28, 2017	Feb 28, 2018	Feb 28, 2017
Net sales
Peripheral Vascular	$48,517	$48,929	$149,751	$154,654
Vascular Access	23,279	23,680	69,091	72,238
Oncology/Surgery	12,055	12,993	37,126	35,837
Total	$83,851	$85,602	$255,968	$262,729
The table below presents net sales by geographic area based on external customer location (in thousands of dollars):

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2018	Feb 28, 2017	Feb 28, 2018	Feb 28, 2017
Net sales
United States	$65,787	$67,656	$203,020	$211,295
International	18,064	17,946	52,948	51,434
Total	$83,851	$85,602	$255,968	$262,729

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

The Company's financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and contingent consideration. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the immediate or short-term maturities. The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate to our marketable securities, which are comprised of auction rate securities and contingent consideration.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2018 and May 31, 2017 (in thousands of dollars):

	Fair Value Measurements using inputs considered as:			Fair Value at February 28, 2018
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Marketable securities
U.S. government agency obligations	$—	$—	$1,281	$1,281
Total Financial Assets	$—	$—	$1,281	$1,281
Financial Liabilities:
Contingent consideration for acquisition earn out	$—	$—	$3,229	$3,229
Total Financial Liabilities	$—	$—	$3,229	$3,229

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Financial Assets:
Marketable securities
U.S. government agency obligations	$—	$—	$1,215	$1,215
Total Financial Assets	$—	$—	$1,215	$1,215
Financial Liabilities:
Contingent consideration for acquisition earn out	$—	$—	$12,761	$12,761
Total Financial Liabilities	$—	$—	$12,761	$12,761
There were no transfers between Level 1, 2 and 3 for the three and nine months ended February 28, 2018.

The table below presents the changes in fair value components of Level 3 instruments in the three and nine months ended February 28, 2018:

	Three Months Ended February 28, 2018
	Financial Assets	Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, November 30, 2017	$1,260	$3,198
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration	—	31
Included in other comprehensive income (loss)	21	—
Currency gain (loss) from remeasurement	—	—
Proceeds from sale or maturity of marketable securities	—	—
Transfers in and/or (out) of Level 3	—	—
Contingent consideration payments	—	—
Balance, February 28, 2018	$1,281	$3,229

	Nine Months Ended February 28, 2018
	Financial Assets	Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2017	$1,215	$12,761
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration	—	218
Included in other comprehensive income (loss)	66	—
Transfers in and/or (out) of Level 3	—	—
Contingent consideration payments	—	(9,750)
Balance, February 28, 2018	$1,281	$3,229
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

The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of February 28, 2018 (in thousands of dollars):

	Fair value at	Valuation
(in thousands)	Feb 28, 2018	Technique	Unobservable Input	Range
Revenue based payments	$3,229	Discounted cash flow	Discount rate	4%
			Probability of payment	100%
			Projected fiscal year of payment	2019-2020
At February 28, 2018, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $3.3 million, which represents the remaining contractual minimum payments.

11. MARKETABLE SECURITIES
Marketable securities, which can be government agency bonds, auction rate investments or corporate commercial paper, are classified as “available-for-sale securities” and are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. We hold an investment in an auction rate security that is high credit quality and generally achieved with municipal bond insurance. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the security in the near term. We have not participated in any recent auctions. As of February 28, 2018 and May 31, 2017, we had $1.3 million and $1.2 million, respectively, in investments in one auction rate security. The authorities are current in their interest payments on the security. The auction rate security will mature in 2029.
As of February 28, 2018 and May 31, 2017, marketable securities consisted of the following (in thousands of dollars):

	February 28, 2018
(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Government agency obligations	$1,350	$—	$(69)	$1,281
	$1,350	$—	$(69)	$1,281

	May 31, 2017
(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Government agency obligations	$1,350	$—	$(135)	$1,215
	$1,350	$—	$(135)	$1,215

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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard’s Complaint sought unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office ("PTO") seeking to invalidate all three patents asserted by Bard in the litigation. Our petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the PTO Board of Appeals and Interferences for all three reexams. The parties completed briefing on the appeals and oral argument was held on June 18, 2015. The Patent Office issued decisions in all three appeals. In one (issued on March 11, 2016 for US Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947.022) the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard filed Requests for Rehearing in all three reexamination appeals and the Company filed Requests for Rehearing in two of the reexamination appeals (the ‘302 and ‘615 patent reexaminations). Each party filed comments in Opposition to the other party’s Rehearing Requests, The PTO denied all three Rehearing Requests - - on February 1, 2017 for the ‘302; on February 17, 2017 for the ‘022; and on February 21, 2017 for the ‘615, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.  Bard filed a Notice of Appeal to the Federal Circuit Court of Appeals in all three reexams and the Company filed Cross-Appeals for the ‘302 and the ‘615 reexams. The parties have completed the process of filing the various appellate briefs, starting with Bard’s Opening Brief (filed on August 30, 2017), the Company’s Responsive/Opening Brief (filed on November 9, 2017), Bard’s reply (filed on January 19, 2018) and our Reply Brief (filed on March 5, 2018).  MedComp also filed an Amicus Brief in support of the Company on November 22, 2017. A date for the oral hearing has not yet been set. The Utah Action has been stayed pending final resolution of the PTO process.  In the Federal Circuit appeal, Bard moved to substitute Bard Peripheral Vascular, Inc. (“BPV”) as the Appellant (because Bard assigned the Asserted Patents to BPV on July 12, 2017) or, alternatively, to add BPV as Co-Appellant. The Company opposed substitution; and the Federal Circuit added BPV as Co-Appellant. However, in the District court case, Bard moved only to substitute BPV as plaintiff, but the Company has opposed.  The District Court denied Bard's motion to substitute on February 7, 2018. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

On January 12, 2016, the Court issued a decision denying both motions. The Company then served an Answer and Counterclaim to which Bard served a Reply. On March 10, 2016, the Court held a Case Management Conference, and, on March 14, 2016, the Court entered a Scheduling Order which set, inter alia, a Markman hearing for March 10, 2017, a summary judgment hearing for December 8, 2017 and trial for March 12, 2018. The parties thereafter served various discovery requests on each other, produced documents to each other, conducted party and third-party depositions, etc.; on May 27, 2016 Bard served its Initial Infringement Contentions which identified all the port products accused of infringement; and, on June 24, 2016, the Company served its Initial Invalidity Contentions which detail various grounds for invalidating the three asserted patents. The Markman hearing was held on March 10, 2017 and the Court issued its Claim Construction Order on May 19, 2017. On May 19, 2017, Bard served its Final Infringement Contentions and on June 2, 2017, the Company served its Final Invalidity Contentions. In August, 2017, Judge Robinson (who had been assigned to the case) retired and the case was reassigned to Judge Bataillon (who normally sits in the District of Nebraska). The Scheduling Order has been amended and currently provides for briefing on Case-Dispositive Motions (and other pre-trial motions) between February 16, 2018 and April 27, 2018 (no oral argument date is currently set) and trial to commence July 23, 2018.  The parties completed Expert Discovery on January 30, 2018; including: exchanging opening, rebuttal and supplemental expert reports on infringement, invalidity, and damages between September 1, 2017 and December 12, 2017, and conducted expert depositions between December 7, 2017 and January 30, 2018. Meanwhile, Bard also sought to substitute BPV as plaintiff in this case via a Supplemental Complaint, but stipulated that the Company could assert in Cross-Claims and/or Third-Party Complaint against C. R. Bard for its claims of inequitable conduct and unclean hands, which the Company has since done.  BPV responded with a partial Motion to Dismiss and the Company has served an amended Answer, Counterclaims and Cross-Claims/Third-Party Complaint.  Bard and BPV have since answered/responded to the Company’s Cross-Claims/Complaint without renewing the dismissal motion.  We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

13. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET

Acquisition, Restructuring and Other Items
For the three and nine months ended February 28, 2018 and 2017 acquisition, restructuring and other items, net consisted of:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2018	Feb 28, 2017	Feb 28, 2018	Feb 28, 2017
Legal	$2,319	$1,528	$7,299	$5,162
Intangible and other asset impairment	—	—	—	—
Other asset write-off	—	4	—	5,604
Restructuring	1,548	208	4,184	208
Other	310	10	449	1,054
Total	$4,177	$1,750	$11,932	$12,028

Restructuring

The Company evaluates its performance and looks for opportunities to improve the overall operations of the Company on an ongoing basis. As a result of this evaluation, certain restructuring initiatives are taken to enhance the Company’s overall operations.
Operational Consolidation
On February 1, 2017, the Company announced to employees an operational consolidation plan (the “plan”) to consolidate our manufacturing facilities in Manchester, GA and Denmead, UK into the Glens Falls and Queensbury, NY facilities. This plan will streamline and optimize the manufacturing functions into one centralized location increasing the utilization of the Glens Falls and Queensbury facilities, optimizing inventory and reducing cost of goods sold through savings in overhead expenses and direct labor. The restructuring activities associated with the plan are expected to be completed in the fourth quarter of fiscal year 2018.
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
The Company recorded restructuring charges related to the plan during the three and nine months ended February 28, 2018 of $1.5 million and $4.2 million, respectively. During the three and nine months ended February 28, 2017, the Company recorded $0.2 million and $0.2 million, respectively. Total restructuring charges recorded to date are $5.5 million. Termination benefits are only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits are being recorded ratably over the service period.
The table below presents the restructuring reserve for the three and nine months ended February 28, 2018:

	Three Months Ended February 28, 2018
	Termination Benefits	Plant Consolidation	Regulatory Filings	Contract Cancellation Costs	Other Costs	Total
(in thousands)
Balance at November 30, 2017	$1,745	$55	$—	$—	$24	$1,824
Charges	304	1,182	43	—	19	1,548
Non-cash adjustments	—	39	—	—	—	39
Cash payments	(464)	(1,175)	(27)	—	(40)	(1,706)
Balance at February 28, 2018	$1,585	$101	$16	$—	$3	$1,705

	Nine Months Ended February 28, 2018
	Termination Benefits	Plant Consolidation	Regulatory Filings	Contract Cancellation Costs	Other Costs	Total
(in thousands)
Balance at May 31, 2017	$851	$111	$—	$—	$—	$962
Charges	1,499	2,574	43	—	68	4,184
Non-cash adjustments	—	(276)	—	—	—	(276)
Cash payments	(765)	(2,308)	(27)	—	(65)	(3,165)
Balance at February 28, 2018	$1,585	$101	$16	$—	$3	$1,705
The Company’s restructuring liability of $1.7 million is mainly comprised of accruals for termination benefits which are included in accrued expenses on the consolidated balance sheet.

14. ACCUMULATED OTHER COMPREHESIVE INCOME (LOSS)

Changes in each component of accumulated other comprehensive income (loss), net of tax, are as follows for the three and nine months ended February 28, 2018:

	Three months ended February 28, 2018
(in thousands)	Foreign currency translation gain (loss)	Unrealized gain (loss) on marketable securities	Total
Balance at November 30, 2017	$(872)	$26	$(846)
Other comprehensive income before reclassifications, net of tax	188	21	209
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income	$188	$21	$209
Balance at February 28, 2018	$(684)	$47	$(637)

	Nine months ended February 28, 2018
(in thousands)	Foreign currency translation gain (loss)	Unrealized gain (loss) on marketable securities	Total
Balance at May 31, 2017	$(1,305)	$(19)	$(1,324)
Other comprehensive income before reclassifications, net of tax	621	66	687
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income	$621	$66	$687
Balance at February 28, 2018	$(684)	$47	$(637)

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

Our business operations cross a variety of markets. Our financial performance is impacted by changing market dynamics, which have included an emergence of value-based purchasing by healthcare providers, consolidation of healthcare providers, the increased role of the consumer in health care decision-making and an aging population, among others. In addition, our growth is impacted by changes within our sector, such as the merging of competitors to gain scale and influence, changes in the regulatory environment for medical devices and fluctuations in the global economy.

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

In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three and nine months ended February 28, 2018 compared to the three and nine months ended February 28, 2017 follows:

Three months ended February 28, 2018:

•	Revenue decreased by 2.0% to $83.9 million

•	Gross margin as a percentage of sales increased by 300 bps to 54.2%

•	Operating income decreased by $0.3 million to $4.9 million

•	Earnings per share increased by $0.30 to $0.38

Nine months ended February 28, 2018:

•	Revenue decreased by 2.6% to $256.0 million

•	Gross margin as a percentage of sales decreased by 0.3% to 50.6%

•	Operating income decreased by $18.2 million to $6.1 million

•	Earnings per share decreased by $0.11 to $0.38

•	Cash flow from operations decreased by $19.2 million to $17.5 million

The decline in revenue during the third quarter was primarily driven by declines in the Venous portfolio within Peripheral Vascular, non-BioFlo products within Vascular Access and Radiofrequency Ablation within Oncology/Surgery. The decrease in Radiofrequency Ablation was primarily due to the discontinuation of this product line in Japan. In the prior year there was a $1.7 million sale to introduce Radiofrequency Ablation into the Japanese market.

The decline was partially offset by increased sales of Solero, a microwave ablation device that received FDA clearance during the first quarter of fiscal year 2018, and NanoKnife capital sales in Oncology/Surgery. Other areas of growth include Fluid Management, AngioVac and Core within Peripheral Vascular and the BioFlo family of products within Vascular Access.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 15 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months ended February 28, 2018 and 2017

For the three months ended February 28, 2018, we reported net income of $14.0 million, or $0.37per diluted share, on net sales of $83.9 million, compared with net income of $2.9 million, or $0.08 per share, on net sales of $85.6 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the three months ended February 28, 2018 and 2017:

	Three months ended
	Feb 28, 2018	Feb 28, 2017	% Growth
Net Sales by Product Category
Peripheral Vascular	$48,517	$48,929	(1)%
Vascular Access	23,279	23,680	(2)%
Oncology/Surgery	12,055	12,993	(7)%
Total	$83,851	$85,602	(2)%

Net Sales by Geography
United States	$65,787	$67,656	(3)%
International	18,064	17,946	1%
Total	$83,851	$85,602	(2)%

For the three months ended February 28, 2018, net sales decreased $1.8 million to $83.9 million compared to the same period in the prior year.

•	Consolidated and U.S. net sales decreased from the prior year as a result of lower net sales across all Global Business Units.

Peripheral Vascular

•
Total Peripheral Vascular sales decreased $0.4 million primarily attributable to decreased sales volume of Venous products of $2.7 million due to reimbursement challenges. This decrease was offset by strong performance in our Fluid Management and core product lines, which increased $1.2 million and $0.7 million, respectively. The increase in Fluid Management was attributed to the Fluid Management dedicated sales team being fully staffed and promoting new custom kits.

•
U.S. Peripheral Vascular sales decreased $1.2 million due to decreased sales volume of Venous products. This decreased sales volume in the U.S. was offset by an increase in volume in Fluid Management and Thrombus Management categories. International Peripheral Vascular sales increased $0.8 million due to increased sales volume in Fluid Management.

Vascular Access

•
Total Vascular Access sales decreased $0.4 million primarily in our non-BioFlo businesses. Our BioFlo product lines, other than BioFlo PICCs, increased $0.8 million year over year. This was offset by decreased sales of BioFlo PICCs of $1.1 million. BioFlo product lines comprise 48% of our overall vascular access sales, compared to 49% a year ago.

•
U.S. Vascular Access sales declined by 3% due to softness across the non-BioFlo portfolio. This was partially offset by growth in Midline and BioFlo Dialysis products which continue to gain traction in the marketplace.

•	International Vascular Access sales increased by $0.1 million.

Oncology/Surgery

•
Total Oncology/Surgery sales decreased $0.9 million year over year primarily due to decreased sales in Radiofrequency Ablation and NanoKnife disposables. The decrease in Radiofrequency Ablation was primarily due to the discontinuation of this product line in Japan. In the prior year there was a $1.7 million sale to introduce Radiofrequency Ablation into the Japanese market. This was partially offset by the successful launch of our Solero product line, which generated $0.5 million of growth year over year, and increased sales of NanoKnife generators.

•	U.S. Oncology/Surgery decreased by 2%, driven by decreased sales in Radiofrequency Ablation and NanoKnife disposables partially offset by increased sales in NanoKnife generators of $0.5 million.

•
International Oncology/Surgery sales decreased by $0.9 million year over year as a result of decreased Radiofrequency sales of $1.9 million offset by Solero Microwave capital and disposable sales growth of $0.5 million and NanoKnife generators sales growth of $0.6 million.

Gross Profit, Operating expenses, and Other income (expense)

	Three months ended
	Feb 28, 2018	Feb 28, 2017	% Change
Gross profit	$45.4	$43.8	4%
Gross profit % of sales	54.2%	51.2%
Research and development	$6.5	$6.0	8%
% of sales	7.7%	7.0%
Selling and marketing	$18.0	$19.4	(7)%
% of sales	21.5%	22.7%
General and administrative	$7.7	$7.1	8%
% of sales	9.2%	8.2%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit increased by $1.6 million compared to the prior year. The increase is attributable to the following:

•
Net productivity of approximately $1.8 million, the expiration of a royalty agreement in September of approximately $1.5 million and currency of $0.6 million. These increases were partially offset by volume, mix and freight of approximately $2.4 million.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense increased $0.5 million compared to the prior year. The increase is attributable to the following:

•
Timing of project spend in the third quarter of fiscal year 2018 compared to prior year was up $0.1 million along with increased compensation and benefits associated with additional headcount of $0.4 million.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense decreased by $1.4 million compared to the prior year. The decrease is attributable to the following:

•
Compensation and benefits decrease of approximately $1.8 million, which was primarily the result of decreased variable compensation of $0.7 million and open headcount of $0.5 million. In addition, severance expense was down $0.6 million from the third quarter of the prior year.

•	Open headcount resulted in increased travel of $0.2 million and recruiting expense of $0.2 million.

•	Lower consulting spend of $0.2 million.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense increased by $0.6 million compared to the prior year. The increase is attributable to the following:

•	Compensation and benefits increase of approximately $1.4 million was primarily the result of increased headcount year over year of $0.4 million and increased benefits expense of $0.9 million.

•
The increase in compensation and benefits was partially offset by lower depreciation of $0.2 million, a decrease in bad debt expense of $0.2 million, a decrease in recruiting expense of $0.2 million and a decrease in travel expense of $0.1 million.

	Three months ended
	Feb 28, 2018	Feb 28, 2017	$ Change
Amortization of intangibles	$4.2	$4.4	$(0.2)
Change in fair value of contingent consideration	$—	$0.1	$(0.1)
Acquisition, restructuring and other items, net	$4.2	$1.8	$2.4
Other expense	$(0.8)	$(0.6)	$(0.2)

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•	The decrease of $0.2 million is primarily related to intangible assets that became fully amortized during the prior year.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•
The decrease is due to the fact that in the second quarter of fiscal year 2018, the final minimum payment was made on the AngioVac product contingent consideration. The normal amortization of the present value discount on the contingent liabilities is now less than $0.1 million per quarter.

Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Acquisition, restructuring and other items, net increased by $2.4 million compared to the prior year. The increase is attributable to the following:

•
There was $1.5 million of expense related to the plant consolidation that was announced in the third quarter of fiscal year 2017. The expense consisted mainly of severance of $0.3 million and costs to move the product lines including equipment transfer expenses, accelerated depreciation for assets that will not be transferred, validation of products and other start up costs of $1.2 million. This is compared to $0.2 million of severance in the prior year.

•	Legal expenses, related to litigation that is outside of the normal course of business, of $2.3 million were recorded in the current year compared to $1.5 million in the prior year.

Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•	The increase in other expenses from the prior year is due to the increased interest expense of $0.2 million.

Income Tax Provision (Benefit)

	Three months ended
	Feb 28, 2018	Feb 28, 2017
Income tax expense (benefit)	$(9.9)	$1.7
Effective tax rate including discrete items	(244.4)%	36.6%

Our effective tax rate including discrete items for the three month periods ended February 28, 2018 and 2017 was (244.4)% and 36.6%, respectively.

The estimated annual effective tax rate, however, prior to discrete items was 4.9% in the third quarter of fiscal 2018, as compared to 42.9% for the same period in fiscal 2017. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance, foreign taxes and state taxes. The change from the prior quarter fiscal year 2017 is principally related to the enactment of the Tax Cuts and Jobs Act (“Tax Reform Act”) as it relates to amortization of goodwill for tax purposes which will no longer be treated as a permanent item in our tax provision.

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, expanding the tax base and imposing a tax deemed repatriated earnings of foreign subsidiaries.  The Tax Reform Act permanently reduces the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company has recognized the impact of the Tax Reform Act in these unaudited consolidated financial statements and related disclosures.  Staff Accounting Bulletin No. 118 (“SAB 118”) provides Companies with guidance on accounting for the impact of the Tax Reform Act.  Specifically, SAB 118 provides for a measurement period, not to exceed one year, that begins on the date of enactment of December 22, 2017, and ends when the Company has obtained, prepared, and analyzed information needed to complete accounting requirements.  In accordance with SAB 118, the Company recorded provisional amounts reflecting the impact of the Tax Reform Act in these unaudited consolidated financial statements and related disclosures.

As a result of the Tax Reform Act, in the third quarter of fiscal 2018, the Company has recognized a discrete tax benefit in the amount of $9.3 million due to the revaluation of the Company's indefinite lived deferred tax liability related to amortizable goodwill to reflect the lower statutory rate. Because the remaining U.S. deferred tax assets are offset by a full valuation allowance, the reduction in net deferred tax assets for the lower rate was fully offset by a corresponding reduction in valuation allowance resulting in no additional tax provision. The Tax Reform Act changed the NOL carryover rules and created a new limitation on their use. NOLs created in fiscal 2018 and beyond may be carried forwarded indefinitely but are limited to 80% of taxable income in any year. As a result of this change, the Company believes it is appropriate to offset some of its indefinite lived deferred tax liability against its deferred tax assets, and as a result, recognized an estimated $0.8 million discrete benefit in the third quarter of fiscal 2018. Additionally, this change impacts the Company's effective tax calculation on a go forward basis as the amortization of goodwill for tax purposes will no longer be treated as a permanent item in our tax provision.

The Tax Reform Act imposes a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. Based on the information available as of December 31, 2017, the Company estimated undistributed foreign earnings of approximately $4.8 million. The taxable income arising from this deemed repatriation is expected to result in the utilization of net operating loss carryforwards and other tax credits, offset by changes in the valuation allowance, resulting in no net impact to tax expense. In accordance with SAB 118, the estimated income tax impact associated with the one-time transition tax of zero represents our best estimate based on interpretation of the U.S. legislation as we are still accumulating data to finalize the underlying calculation. In accordance with SAB 118, estimated income tax impact associated with the one-time transition tax is considered provisional and will be finalized prior to the end of the measurement period. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.

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

Results of Operations for the Nine Months ended February 28, 2018 and 2017

For the nine months ended February 28, 2018, we reported a net income of $14.2 million, or $0.38 per diluted share, on net sales of $256.0 million, compared with net income of $17.9 million, or $0.49 per share, on net sales of $262.7 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the nine months ended February 28, 2018 and 2017:

	Nine months ended
	Feb 28, 2018	Feb 28, 2017	% Growth
Net Sales by Product Category
Peripheral Vascular	$149,751	$154,654	(3)%
Vascular Access	69,091	72,238	(4)%
Oncology/Surgery	37,126	35,837	4%
Total	$255,968	$262,729	(3)%

Net Sales by Geography
United States	$203,020	$211,295	(4)%
International	52,948	51,434	3%
Total	$255,968	$262,729	(3)%

For the nine months ended February 28, 2018, net sales decreased $6.8 million to $256.0 million compared to the same period in the prior year.

•
Consolidated net sales decreased from the prior year as a result of decreased net sales from Peripheral Vascular and Vascular Access. This decrease was partially offset by 4% year over year growth in our Oncology/Surgery Global Business Unit.

Peripheral Vascular

•
Total Peripheral Vascular sales decreased $4.9 million primarily attributable to decreased sales volume of Venous and Angiographic products of $8.6 million. The decrease in our Venous product line of $6.1 million is due to reimbursement challenges. The decrease in our Angiographic product line of $2.5 million is related to the prior year volume from backorders related to a competitor recall. These decreases were offset by strong performance in our Fluid Management product line, which increased $2.8 million year over year. The increase in Fluid Management was attributed to the Fluid Management dedicated sales team being fully staffed and promoting new custom kits.

•
U.S. Peripheral Vascular sales decreased $4.6 million and international Peripheral Vascular sales decreased $0.3 million, which was primarily due to decreased sales volume of Venous and Angiographic core products. This decreased sales volume was offset by an increase in volume in Fluid Management and Thrombus Management categories.

Vascular Access

•
Total Vascular Access sales decreased $3.1 million primarily due to declines in our non-BioFlo businesses. Our BioFlo product lines, other than PICC sales, increased $2.2 million year over year, while BioFlo PICC sales decreased $2.2 million. BioFlo product lines now comprise 49% of our overall Vascular Access sales, compared to 47% a year ago.

•	U.S. Vascular Access sales declined by 5% due to softness across the non-BioFlo portfolio offset by Midline and BioFlo Ports and BioFlo Dialysis which continue to gain traction in the marketplace.

•	International Vascular Access sales decreased by $0.1 million.

Oncology/Surgery

•	Total Oncology/Surgery sales increased $1.3 million year over year primarily due to the successful launch of our Solero product line, which generated $3.7 million of growth year over year.

•
U.S. Oncology/Surgery declined by 3%, driven primarily by the timing of NanoKnife disposable sales of $0.7 million and market challenges in the Radiofrequency Ablation product line which decreased sales by $1.3 million. This was partially offset by increased Microwave capital and disposable sales of $1.3 million.

•
International Oncology/Surgery sales increased $1.8 million year over year as a result of increased Microwave capital and disposable sales of $2.4 million and NanoKnife capital and disposable sales of $0.5 million. This was partially offset by decreased Radiofrequency Ablation sales of $1.3 million. The decrease in Radiofrequency Ablation was primarily due to the discontinuation of this product line in Japan. In the prior year there was a $1.7 million sale to introduce Radiofrequency Ablation into the Japanese market.
Gross Profit, Operating expenses, and Other income (expense)

	Nine months ended
	Feb 28, 2018	Feb 28, 2017	% Change
Gross profit	$129.4	$133.8	(3)%
Gross profit % of sales	50.6%	50.9%
Research and development	$19.0	$18.6	2%
% of sales	7.4%	7.1%
Selling and marketing	$56.4	$58.3	(3)%
% of sales	22.0%	22.2%
General and administrative	$23.3	$23.1	1%
% of sales	9.1%	8.8%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit decreased by $4.4 million compared to the prior year. The decrease is attributable to the following:

•
In second quarter of fiscal year 2018, the Company decided to discontinue selling our Radiofrequency Ablation product in Japan which resulted in a $1.7 million inventory provision. Volume softness, product mix and pricing headwinds of approximately $7.3 million were offset by the expiration of a royalty agreement of approximately $2.3 million and net productivity of approximately $2.1 million.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense increased $0.4 million compared to the prior year. The increase is attributable to the following:

•
Timing of project spend in the third quarter of fiscal year 2018 compared to prior year was up $0.4 million along with increased compensation and benefits associated with additional headcount of $0.1 million. This was partially offset by a decrease in recruiting expense of $0.2 million.

•	R&D expense as a percentage of sales increased slightly year over year as a result of the higher R&D expense along with lower sales in the third quarter of fiscal year 2018.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense decreased by $1.9 million compared to the prior year. The decrease is attributable to the following:

•	Compensation and benefits decrease of approximately $2.6 million was primarily the result of decreased variable compensation of $2.2 million and open headcount of $0.4 million.

•	Open headcount resulted in increased travel of $0.4 million and recruiting expense of $0.3 million.

•	Lower consulting spend of $0.5 million was partially offset by increased samples expense related to the Solero launch of $0.2 million.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense increased by $0.2 million compared to the prior year. The increase is attributable to the following:

•
Compensation and benefits increase of approximately $1.3 million was primarily the result of increased headcount year over year of $0.8 million which was partially offset by a decrease in bonus expense of $0.4 million. In addition, benefits expense increased $0.8 million due to significant favorability in the prior year.

•	Higher professional fees of $0.3 million.

•
These increases were partially offset by lower depreciation of $0.6 million, a decrease in bad debt expense of $0.2 million, a decrease in recruiting expense of $0.6 million and a decrease in travel expense of $0.1 million.

	Nine months ended
	Feb 28, 2018	Feb 28, 2017	$ Change
Amortization of intangibles	$12.4	$12.9	$(0.5)
Change in fair value of contingent consideration	$0.2	$(15.4)	$15.6
Acquisition, restructuring and other items, net	$11.9	$12.0	$(0.1)
Other expense	$(2.0)	$(2.4)	$0.4

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•	The decrease of $0.5 million is primarily related to intangible assets that became fully amortized during the second quarter of the prior year.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•
In the prior year, a gain of $13.4 million was taken on the AngioVac product as a result of decreases in future sales projections that eliminated any payments above the minimums and a gain of $3.1 million on the TiLo product as the milestone will not be achieved. The normal amortization of the present value discount on the contingent liabilities was approximately $0.1 million per quarter for the first two quarters of fiscal year 2018. In the third quarter the amortization is now less than $0.1 million as the final minimum payment was made on AngioVac in the second quarter of fiscal 2018.

Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Acquisition, restructuring and other items, net decreased by $0.1 million compared to the prior year. The decrease is attributable to the following:

•	In the prior year there was a $2.0 million write-off of Embomedics due to termination of the agreement and $3.6 million related to the decision to discontinue our investment in the TiLo product.

•
There was $4.2 million of expense related to the plant consolidation that was announced in the third quarter of fiscal year 2017. The expense consisted mainly of severance of $1.5 million and costs to move the product lines including equipment transfer expenses, accelerated depreciation for assets that will not be transferred, product validation and other start up costs of $2.6 million. In the prior year, there was $0.2 million recorded for severance as of the end of the third quarter.

•	Legal expenses, related to litigation that is outside of the normal course of business, of $7.3 million were recorded in the current year compared to $5.2 million in the prior year.

Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•
The decrease of $0.4 million was due to the prior year write-off of $0.7 million of deferred financing fees related to the original credit facility, offset partially by higher interest expense as a result of increased interest rates.

Income Tax Provision (Benefit)

	Nine months ended
	Feb 28, 2018	Feb 28, 2017
Income tax expense (benefit)	$(10.1)	$4.0
Effective tax rate including discrete items	(244.0)%	18.1%

Our effective tax rate including discrete items for the three month periods ended February 28, 2018 and 2017 was (244.0)% and 18.1%, respectively.

The estimated annual effective tax rate, however, prior to discrete items was 4.9% in the third quarter of fiscal 2018, as compared to 42.9% for the same period in fiscal 2017. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance, foreign taxes and state taxes. The change from the prior quarter fiscal year 2017 is principally related to the enactment of the Tax Cuts and Jobs Act (“Tax Reform Act”) as it relates to amortization of goodwill for tax purposes which will no longer be treated as a permanent item in our tax provision.

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, expanding the tax base and imposing a tax deemed repatriated earnings of foreign subsidiaries.  The Tax Reform Act permanently reduces the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company has recognized the impact of the Tax Reform Act in these unaudited consolidated financial statements and related disclosures.  Staff Accounting Bulletin No. 118 (“SAB 118”) provides Companies with guidance on accounting for the impact of the Tax Reform Act.  Specifically, SAB 118 provides for a measurement period, not to exceed one year, that begins on the date of enactment of December 22, 2017, and ends when the Company has obtained, prepared, and analyzed information needed to complete accounting requirements.  In accordance with SAB 118, the Company recorded provisional amounts reflecting the impact of the Tax Reform Act in these unaudited consolidated financial statements and related disclosures.

As a result of the Tax Reform Act, in the third quarter of fiscal 2018, the Company has recognized a discrete tax benefit in the amount of $9.3 million due to the revaluation of the Company's indefinite lived deferred tax liability related to amortizable goodwill to reflect the lower statutory rate. Because the remaining U.S. deferred tax assets are offset by a full valuation allowance, the reduction in net deferred tax assets for the lower rate was fully offset by a corresponding reduction in valuation allowance resulting in no additional tax provision. The Tax Reform Act changed the NOL carryover rules and created a new limitation on their use. NOLs created in fiscal 2018 and beyond may be carried forwarded indefinitely but are limited to 80% of taxable income in any year. As a result of this change, the Company believes it is appropriate to offset some of its indefinite lived deferred tax liability against its deferred tax assets, and as a result, recognized an estimated $0.8 million discrete benefit in the third quarter of fiscal 2018. Additionally, this change impacts the Company's effective tax calculation on a go forward basis as the amortization of goodwill for tax purposes will no longer be treated as a permanent item in our tax provision.

The Tax Reform Act imposes a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. Based on the information available as of December 31, 2017, the Company estimated undistributed foreign earnings of approximately $4.8 million. The taxable income arising from this deemed repatriation is expected to result in the utilization of net operating loss carryforwards and other tax credits, offset by changes in the valuation allowance, resulting in no net impact to tax expense. In accordance with SAB 118, the estimated income tax impact associated with the one-time transition tax of zero represents our best estimate based on interpretation of the U.S. legislation as we are still accumulating data to finalize the underlying calculation. In accordance with SAB 118, estimated income tax impact associated with the one-time transition tax is considered provisional and will be finalized prior to the end of the measurement period. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.

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

Liquidity and Capital Resources

Our cash and cash equivalents totaled $52.3 million as of February 28, 2018, compared with $47.5 million as of May 31, 2017. Marketable securities totaled $1.3 million as of February 28, 2018 and $1.2 million as of May 31, 2017, and consist of an auction rate security. As of February 28, 2018, total principal debt outstanding was $93.8 million and the fair value of contingent consideration payments was $3.2 million.
The table below summarizes our cash flows for the nine months ended February 28, 2018 and 2017:

	Nine Months Ended
(in thousands)	Feb 28, 2018	Feb 28, 2017
Cash provided by (used in):
Operating activities	$17,516	$36,752
Investing activities	(2,912)	(1,808)
Financing activities	(10,690)	(31,416)
Effect of exchange rate changes on cash and cash equivalents	834	(290)
Net change in cash and cash equivalents	$4,748	$3,238

During the nine months ended February 28, 2018 and 2017, cash flows consisted of the following:

Cash provided by operating activities

•
With regards to working capital, the Company continues to focus on optimizing days sales outstanding (DSO) which contributed to $2.9 million of working capital improvement. This working capital improvement was offset by increased inventory on hand of $1.9 million and $9.8 million of higher payments for accounts payable and accrued liabilities from May 31, 2017 through February 28, 2018.

Cash used in investing activities

•	$1.6 million in fixed asset additions compared to $2.3 million in the prior year.

•
In the third quarter of fiscal year 2018, we entered into a distribution and license agreement where we recorded the upfront license of $1.3 million as an intangible asset that will be amortized over 36 months.

Cash used in financing activities

•
$3.8 million in repayments on long-term debt, consistent with the required amortization payment on the Term Loan, in the first nine months of fiscal year 2018 compared to $22.7 million in the first nine months of fiscal year 2017. The prior year payments include a $16.5 million payment to pay down the Revolving Facility in full.

•
$2.6 million of proceeds from stock option and ESPP activity compared to $10.3 million in the first nine months of the prior year. The large decrease is related to the exercise of stock based awards from executive management turnover that took place in fiscal year 2017.

•	$9.5 million payment on earn-out liabilities in the first nine months of fiscal year 2018 compared to $9.9 million in the first nine months of fiscal year 2017.

•	$7.8 million from the repurchase of common shares in the first nine months of fiscal year 2017. There were no repurchases of common shares in the first nine months of fiscal year 2018.

On November 7, 2016, the Company entered into a Credit Agreement that provides for a $100.0 million senior secured term loan facility and a $150.0 million senior secured revolving credit facility, which includes up to a $20.0 million sublimit for letters of credit and a $5.0 million sublimit for swingline loans.
We believe that our current cash and investment balances, together with future cash generated from operations and our revolving credit facility capacity of up to $150.0 million as of February 28, 2018, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future, we may require additional external financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our credit facility and investments that could impact our results of operations and financial position.

We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 8% of our sales in the third quarter of fiscal 2018 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended February 28, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries
PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard’s Complaint sought unspecified damages and other relief. The Court denied Bard’s motion for pre-trial consolidation with separate actions it filed on the same day against Medical Components, Inc. and Smiths Medical ASD, Inc., but had asked for supplemental briefing on the issue of whether to conduct a common Markman hearing. Meanwhile, we filed petitions for reexamination in the US Patent and Trademark Office ("PTO") seeking to invalidate all three patents asserted by Bard in the litigation. Our petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the PTO Board of Appeals and Interferences for all three reexams. The parties completed briefing on the appeals and oral argument was held on June 18, 2015. The Patent Office issued decisions in all three appeals. In one (issued on March 11, 2016 for US Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947.022) the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard filed Requests for Rehearing in all three reexamination appeals and the Company filed Requests for Rehearing in two of the reexamination appeals (the ‘302 and ‘615 patent reexaminations). Each party filed comments in Opposition to the other party’s Rehearing Requests, The PTO denied all three Rehearing Requests - - on February 1, 2017 for the ‘302; on February 17, 2017 for the ‘022; and on February 21, 2017 for the ‘615, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.  Bard filed a Notice of Appeal to the Federal Circuit Court of Appeals in all three reexams and the Company filed Cross-Appeals for the ‘302 and the ‘615 reexams. The parties have completed the process of filing the various appellate briefs, starting with Bard’s Opening Brief (filed on August 30, 2017), the Company’s Responsive/Opening Brief (filed on November 9, 2017), Bard’s reply (filed on January 19, 2018) and our Reply Brief (filed on March 5, 2018).  MedComp also filed an Amicus Brief in support of the Company on November 22, 2017. A date for the oral hearing has not yet been set. The Utah Action has been stayed pending final resolution of the PTO process.  In the Federal Circuit appeal, Bard moved to substitute Bard Peripheral Vascular, Inc. (“BPV”) as the Appellant (because Bard assigned the Asserted Patents to BPV on July 12, 2017) or, alternatively, to add BPV as Co-Appellant. The Company opposed substitution; and the Federal Circuit added BPV as Co-Appellant. However, in the District court case, Bard moved only to substitute BPV as plaintiff, but the Company has opposed.  The District Court denied Bard's motion to substitute on February 7, 2018. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, C.R. Bard, Inc. ("Bard") and Bard Peripheral Vascular, Inc. (“BPV”) filed suit in the United States District Court for the District of Delaware claiming certain of our implantable port products infringe on 3 U.S. patents held by Bard (the “Delaware Action"). Bard's complaint seeks unspecified damages and other relief. The patents asserted in the Delaware Action are different than those asserted in the Utah Action. On June 1, 2015, the Company filed 2 motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court.

On January 12, 2016, the Court issued a decision denying both motions. The Company then served an Answer and Counterclaim to which Bard served a Reply. On March 10, 2016, the Court held a Case Management Conference, and, on March 14, 2016, the Court entered a Scheduling Order which set, inter alia, a Markman hearing for March 10, 2017, a summary judgment hearing for December 8, 2017 and trial for March 12, 2018. The parties thereafter served various discovery requests on each other, produced documents to each other, conducted party and third-party depositions, etc.; on May 27, 2016 Bard served its Initial Infringement Contentions which identified all the port products accused of infringement; and, on June 24, 2016, the Company served its Initial Invalidity Contentions which detail various grounds for invalidating the three asserted patents. The Markman hearing was held on March 10, 2017 and the Court issued its Claim Construction Order on May 19, 2017. On May 19, 2017, Bard served its Final Infringement Contentions and on June 2, 2017, the Company served its Final Invalidity Contentions. In August, 2017, Judge Robinson (who had been assigned to the case) retired and the case was reassigned to Judge Bataillon (who normally sits in the District of Nebraska). The Scheduling Order has been amended and currently provides for briefing on Case-Dispositive Motions (and other pre-trial motions) between February 16, 2018 and April

27, 2018 (no oral argument date is currently set) and trial to commence July 23, 2018.  The parties completed Expert Discovery on January 30, 2018; including: exchanging opening, rebuttal and supplemental expert reports on infringement, invalidity, and damages between September 1, 2017 and December 12, 2017, and conducted expert depositions between December 7, 2017 and January 30, 2018. Meanwhile, Bard also sought to substitute BPV as plaintiff in this case via a Supplemental Complaint, but stipulated that the Company could assert in Cross-Claims and/or Third-Party Complaint against C. R. Bard for its claims of inequitable conduct and unclean hands, which the Company has since done.  BPV responded with a partial Motion to Dismiss and the Company has served an amended Answer, Counterclaims and Cross-Claims/Third-Party Complaint.  Bard and BPV have since answered/responded to the Company’s Cross-Claims/Complaint without renewing the dismissal motion.  We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended February 28, 2018:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
December 1 - December 31, 2017	—	$—	—	$—
January 1 - January 31, 2018	981	$16.59	—	$—
February 1 - February 28, 2018	—	$—	—	$—
Total	981	$16.59	—	—

(1)	Reflects shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the vesting of restricted shares from equity-based awards.

(2)	The Company has $11.4 million available to repurchase under the Repurchase Program that was approved by the Board of Directors for the twenty-four month period ending November 6, 2018.

Item 3.	Defaults on Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
EXHIBIT INDEX

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	April 5, 2018	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	April 5, 2018	/ S / MICHAEL C. GREINER
Michael C. Greiner, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)