Form 10-K
period 2018-05-31
ANGIODYNAMICS INC
filed 2018-07-23
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2018
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
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $631,826,627 computed by reference to the last sale price of the common stock on that date as reported by The NASDAQ Global Select Market.
As of July 20, 2018 there were 36,885,765 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year ended May 31, 2018.

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

The Company grew over the following years as a result of acquisitions of companies including RITA Medical Systems in January 2007, Oncobionic in May 2008, Vortex Medical, Inc. in October 2012, Clinical Devices in August 2013 and the assets of Diomed in June 2008 and the assets of Microsulis Medical Limited in January 2013. These acquisitions added product lines including market-leading ablation and NanoKnife systems, vascular access products, angiographic products and accessories, dialysis products, drainage products, thrombolytic products, embolization products, venous products and targeted renal therapy products. More recently in May 2012, AngioDynamics acquired Navilyst Medical, bringing market-leading fluid management systems into our portfolio. The acquisition significantly expanded the Company's scale, doubling its share of the vascular access market while building critical mass in the peripheral vascular market.

Headquartered in Latham, N.Y., AngioDynamics is publicly traded on the NASDAQ stock exchange under the symbol ANGO.

PRODUCTS

Our product offerings fall within three Global Business Units (GBUs): Peripheral Vascular ("PV"), Oncology/Surgery ("OS") and Vascular Access ("VA"). All products discussed below have been cleared for sale in the United States by the Food and Drug Administration (FDA). International regulatory clearances vary by product and jurisdiction. Effective June 1, 2018 PV is now Vascular Interventions & Therapies and OS is now Oncology.

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

Thrombolytic Catheters

Thrombolytic catheters are used to deliver thrombolytic agents, which are drugs that dissolve blood clots in hemodialysis access grafts, arteries, veins and surgical bypass grafts. AngioDynamics’ Uni-Fuse infusion catheter features pressure response outlets, a patented, time-tested slit technology that provides a consistent, even distribution of fluid volume along the entire length of the infusion pattern, resulting in a 12-fold advantage over standard side-hole catheters.¹

We also offer the Pulse-Spray infusion system for high pressure, pulsed delivery of lytic agent to shorten treatment time, and the Speed Lyser infusion system built for dialysis grafts and fistulas.

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

¹ Yusuf SW, et al. Immediate and Early Follow-up Results of Pulse Spray Thrombolysis in Patients with Peripheral Ischaemia. British Journal of Surgery 1995; 82:338-340.

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

Venous Insufficiency

VenaCure EVLT laser system

Our VenaCure EVLT (endovenous laser treatment) system products are used in endovascular laser procedures to treat superficial venous disease (varicose veins). Superficial venous disease is a malfunction of one or more valves in the leg veins whereby blood refluxes or does not return to the heart, thereby pooling in the legs and leading to symptoms such as pain, swelling and ulcerations. VenaCure EVLT uses laser energy to stop the reflux by ablating (collapsing and destroying) the affected vein. Blood is then re-routed to other healthy veins.

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

Asclera (polidocanol) Injection

Asclera (polidocanol) injection is the only FDA-approved sclerosant with an indication to treat uncomplicated spider veins and uncomplicated reticular veins in the lower extremity. AngioDynamics distributes Asclera through a global agreement with the manufacturer and their distributor. In a multicenter, randomized, double-blind, placebo and comparator-controlled trial in patients with spider or reticular varicose veins, 95% of patients treated with Asclera showed good improvement or complete treatment success as rated by physicians and 87% of patients were satisfied or very satisfied with their Asclera treatment. ²

Oncology/Surgery Products

AngioDynamics offers a range of comprehensive ablation technologies, including thermal tissue ablation systems (microwave energy and radiofrequency energy), surgical resection and the NanoKnife System, an innovative alternative to thermal ablation.

IRE Ablation

NanoKnife®

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

² Weiss, Voigts, Howell (2011) Absence of Concentration Congruity in Six Compounded Polidocanol Samples Obtained for Leg Sclerotherapy. American Society for Dermatologic Surgery, Inc., Volume 37: 1-4

The NanoKnife Ablation System consists of two major components: a Low Energy Direct Current, or LEDC Generator and needle-like electrode probes. Up to six (6) electrode probes can be placed into or around the targeted soft tissue. Once the probes are in place, the user enters the appropriate parameters for voltage, number of pulses, interval between pulses, and the pulse length into the generator user interface. The generator then delivers a series of short electric pulses between each electrode probe. The energy delivery is hyperechoic and can be monitored under real-time ultrasound.

Microwave Ablation

Solero Microwave Tissue Ablation (MTA) System

The Solero MTA System features the Solero Microwave (MW) Generator and the specially designed Solero MW Applicators. The solid state Solero MW Generator with a 2.45 GHz operating frequency can power up to 140W for optimized power delivery and fast ablations. The Solero MW Applicator’s optimized ceramic tip diffuses MW energy nearly spherically, and its patented cooling channel with thermocouple provides real-time monitoring to help protect non-targeted tissue during the ablation. In addition, the Solero MTA System offers physicians scalability with a single applicator designed for multiple, predictable ablation volumes by varying time and wattage. Solero is a single applicator system able to complete up to a 5 cm ablation in six (6) minutes at maximum power.

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

In addition to thermal ablation systems and NanoKnife, AngioDynamics also offers Habib 4X Surgical Resection devices that are used in minimally invasive laparoscopic surgery procedures in surgical specialties such as Hepato-Biliary, GI, Surgical Oncology, Transplant Surgery and Urology (Partial Nephrectomy Resections). It is clinically indicated to assist in coagulation of tissue during intraoperative and laparoscopic procedures.

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

Our primary device competitors include: Boston Scientific Corporation; Cook Medical; Medical Components, Inc. (Medcomp); TeleFlex Medical; BD Medical Technology; Smiths Medical, a subsidiary of Smiths Group plc; Medtronic; Merit Medical; Terumo Medical Corporation; Johnson and Johnson and Total Vein Systems.

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

We focus our sales and marketing efforts on interventional radiologists, interventional cardiologists, vascular surgeons, urologists, interventional and surgical oncologists and critical care nurses.

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

We own two primary manufacturing properties providing capabilities which include manufacturing, service, engineering and research, distribution warehouses and offices. These facilities are registered with the FDA and have been certified to ISO 13485 standards, as well as the CMD/CAS Canadian Medical Device Regulations. ISO 13485 is a quality system standard that satisfies European Union regulatory requirements, thus allowing us to market and sell our products in European Union countries. Our manufacturing facilities are subject to periodic inspections by regulatory authorities to ensure compliance with domestic and non-U.S. regulatory requirements. See “Government Regulation” section of this report for additional information. See Item 2 "Properties" for details on each manufacturing location.

In February 2017, we announced the consolidation of our global operations into two facilities located in New York State. Operations being done in the Denmead, U.K. and Manchester, GA. manufacturing facilities were consolidated into the Glens Falls and Queensbury, N.Y. facilities during fiscal year 2018.

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

The PMA application procedure is more comprehensive than the 510(k) procedure and typically takes more time to complete. The PMA application must be supported by scientific evidence providing pre-clinical and clinical data relating to the safety and efficacy of the device and must include other information about the device and its components, design, manufacturing and labeling. The FDA will approve a PMA application only if a reasonable assurance that the device is safe and effective for its intended use can be provided. As part of the PMA application review, the FDA will inspect the manufacturer’s facilities for compliance with its Quality System Regulation, or QSR. As part of the PMA approval the FDA may place restrictions on the device, such as requiring additional patient follow-up for an indefinite period of time. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years. After the PMA is approved, if significant changes are made to a device, its manufacturing or labeling, a PMA supplement containing additional information must be filed for prior FDA approval.

Historically, our products have been introduced into the market using the 510(k) procedure.

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

EMPLOYEES

As of May 31, 2018, we had approximately 1,145 full time employees. None of our employees are represented by a labor union and we have never experienced a work stoppage.

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
James C. Clemmer	54	President and Chief Executive Officer
Michael C. Greiner	45	Executive Vice President and Chief Financial Officer
Stephen A. Trowbridge	44	Senior Vice President and General Counsel
David D. Helsel	54	Senior Vice President Global Operations
Warren G. Nighan	49	Senior Vice President Quality & Regulatory Affairs
Heather J. Daniels-Cariveau	44	Senior Vice President Human Resources
Benjamin H. Davis	53	Senior Vice President Business Development
Chad T. Campbell	47	Senior Vice President and General Manager, Vascular Access
Brent J. Boucher	51	Senior Vice President and General Manager, Oncology/Surgery
Robert A. Simpson	46	Senior Vice President and General Manager, Peripheral Vascular
Kim L. Seabury	51	Senior Vice President, Information Technology

James C. Clemmer became our President and Chief Executive Officer in April 2016. Prior to joining AngioDynamics, Mr. Clemmer served as President of the $1.8 billion medical supplies segment at Covidien plc. where he directed the strategic and day-to-day operations for global business divisions that collectively manufactured 23 different product categories. In addition, he managed global manufacturing, research and development, operational excellence, business development and all other functions associated with the medical supplies business. Prior to his role at Covidien, Mr. Clemmer served as Group President at Kendall Healthcare, where he managed the U.S. business across five divisions and built the strategic plan for the medical supplies segment before it was spun off from Tyco. Mr. Clemmer began his career at Sage Products, Inc. Mr. Clemmer currently serves on the Board of Directors for AngioDynamics and Lantheus Medical Imaging. Mr. Clemmer is a graduate of the Massachusetts College of Liberal Arts, where he served as interim president from August 2015 until March 1, 2016.

Michael C. Greiner joined AngioDynamics as the Executive Vice President and Chief Financial Officer in August 2016. Mr. Greiner most recently served as the Chief Financial Officer at Extreme Reach. Prior to Extreme Reach, Mr. Greiner served as Senior Vice President Corporate Finance and Chief Accounting Officer at Cimpress N.V. (Vistaprint N.V.), Global Controller for GE’s Water and Processing Technologies division and in leadership roles at Bausch & Lomb and Wyeth. Mr. Greiner is also an advisor for Mirah, Inc., a measurement-based behavioral health Company, and serves as the President of the Foundation for Faces of Children. Mr. Greiner received a Bachelor and Master of Science in Accounting from Fairleigh Dickinson University and Master of Business Administration from the Columbia Business School. Mr. Greiner is also a Certified Public Accountant (inactive).

Stephen A. Trowbridge joined AngioDynamics as corporate counsel in June 2008, becoming our Vice President and General Counsel in June 2010 and Senior Vice President and General Counsel in August 2013. Mr. Trowbridge manages AngioDynamics’ legal matters, including corporate governance, mergers and acquisitions, finance, securities regulation, litigation, regulatory matters, intellectual property and compliance. Mr. Trowbridge also oversees the Company’s clinical affairs, medical affairs and healthcare economics departments. Prior to AngioDynamics, Mr. Trowbridge served as Corporate Counsel at Philips Healthcare and Intermagnetics General Corporation. Mr. Trowbridge began his career with Cadwalader, Wickersham & Taft LLP in the firm’s Mergers and Acquisitions and Securities Group. Mr. Trowbridge received a Bachelor of Science in Science and Technology Studies from Rensselaer Polytechnic Institute, a Juris Doctor from the University of Pennsylvania Law School, and a Master of Business Administration from Duke University’s Fuqua School of Business.

David D. Helsel currently services as Senior Vice President of Global Operations and R&D and has been with AngioDynamics since December 2017. Prior to joining AngioDynamics he was Senior Vice President, Global Supply Chain, at Hill-Rom Holdings for almost three years. Before that, Mr. Helsel worked at Haemontiecs for three years where he served as Executive Vice President for Global Manufacturing and also spent almost nineteen years in various positions with increasing responsibility at Covidien, including Vice President of Operations for the Surgical Solutions Division and Medical Supplies Division. An expert in Lean and Six Sigma, Mr. Helsel also served as Global Director of Operational Excellence, supporting sixty-three manufacturing facilities. Mr. Helsel holds a Bachelor of Science in Mechanical Engineering from LeTourneau University.

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

Heather J. Daniels Cariveau joined AngioDynamics in October 2016 as the Senior Vice President of Human Resources. Prior to joining AngioDynamics, Ms. Daniels Cariveau served as Human Resources Global Vice President at Zimmer Biomet, leading tactical and strategic HR initiatives for the Spine, Dental, Market Access/Healthcare Economics and Craniomaxillofacial/Thoracic businesses. Before Zimmer Biomet, Ms. Daniels Cariveau served in senior HR roles at GE, Datacard, Honeywell International, Inc. and Cigna Corporation. Ms. Daniels Cariveau holds a Bachelor of Arts in Broadcast Journalism and Spanish from the University of St. Thomas in St. Paul, Minn. and a Master of Arts in Human Resources and Industrial Relations from the University of Minnesota Carlson School of Management in Minneapolis, Minn.

Benjamin H. Davis joined AngioDynamics as Senior Vice President of Business Development in March 2015. Prior to joining AngioDynamics, Mr. Davis most recently was the Vice President of Business Integration at C.R. Bard, Inc. where he also served as the Divisional Head of Business Development from 2004-2013. Before joining C.R. Bard, Inc., Mr. Davis held the position of Chief Financial Officer and Treasurer at Axya Medical Inc. He holds a Bachelor of Science in Business Administration from Bryant College and Master in Business Administration in Finance from Bentley University Graduate School of Business.

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

Brent J. Boucher is our Senior Vice President and General Manager of our Oncology business. Prior to joining AngioDynamics in November 2017, Mr. Boucher served as Executive in Residence for PDI's Infection Prevention business. Prior to that, he spent 20 years at Covidien where he served as General Manager for several global businesses, including Lung Solutions, Surgical Solutions and Respiratory Care. Mr. Boucher is a graduate of North Dakota State University.

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

Kim L. Seabury became the head of the AngioDynamics IT group in September, 2011. Prior to joining AngioDynamics, Mrs. Seabury served as Vice President of Emerging Technologies and Product Development for Pitney Bowes Software, managing global software development teams for both core products and emerging SaaS solutions. Prior to her role at Pitney Bowes, Mrs. Seabury held several key leadership positions at MapInfo Corporation, including Global Managing Director of IT, IT Business Applications Director and Director of Web Operations. Mrs. Seabury is certified in PSI, Operational Excellence, ITIL and is a Six-Sigma Green Belt. In addition, Mrs. Seabury has extensive experience in project management and has participated in a variety of leadership development programs. Mrs. Seabury holds a Bachelor of Science degree in Applied Arts and Science from Rochester Institute of Technology.

AVAILABLE INFORMATION

Our corporate headquarters is located at 14 Plaza Drive, Latham, New York 12110. Our phone number is (518) 795-1400. Our website is www.angiodynamics.com.

We make available, free-of-charge through our website, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission, or SEC. In addition, our website includes, among other things, charters of the various committees of our Board of Directors and our code of business conduct and ethics applicable to all employees, officers and directors. Any stockholder also may obtain copies of these documents, free of charge, by sending a request in writing to our investor relations department: AngioDynamics, 14 Plaza Drive, Latham, N.Y. 12210, Attention: Saleem Cheeks. Information on our website or connected to our website is not incorporated by reference into this Annual Report on Form 10-K.

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

The markets for our products are highly competitive, and we expect competition to continue to intensify. We may not be able to compete effectively, and we may lose market share to our competitors. Our primary device competitors include: Boston Scientific Corporation; Cook Medical; Medical Components, Inc. (Medcomp); TeleFlex Medical; BD Medical Technology; Smiths Medical, a subsidiary of Smiths Group plc; Medtronic; Merit Medical; Terumo Medical Corporation; Johnson and Johnson and Total Vein Systems. Many of our competitors have substantially greater:

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

If we do not maintain our reputation with interventional physicians, interventional and surgical oncologists and critical care nurses our growth will be limited and our business could be harmed.

Physicians typically influence the medical device purchasing decisions of the hospitals and other healthcare institutions in which they practice. Consequently, our reputation with interventional physicians, interventional and surgical oncologists and critical care nursers is crucial to our continued growth. We believe that we have built a positive reputation based on the quality of our products, our physician-driven product development efforts, our marketing and training efforts and our presence at medical society meetings. Any actual or perceived diminution in the quality of our products, or our failure or inability to maintain these other efforts, could damage our reputation with interventional physicians and cause our growth to be limited and our business to be harmed.

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

In addition, we purchase certain products as a distributor for the manufacturer of those products, including Asclera. Operational, quality or regulatory issues of the manufacturers of the products we distribute could constrain or interrupt the availability of those products or services.  Any constraint or interruption in the supply of finished products that we distribute could have a material adverse effect on our ability to sell products, our financial condition and our results of operations.

We are heavily dependent on third-party distributors to generate a substantial portion of international revenues and are at the risk of these distributors also selling for our competitors along with being financially viable to be able to effectively distribute our products and make timely payment.

Outside of North America we rely heavily on third party distributors, either on a country-by-country basis or on a multi-country, regional basis, to market, sell and distribute our products. International distributors accounted for approximately 81% of international revenues for the year ended May 31, 2018. In certain circumstances, distributors may also sell competing products to our own or products for competing diagnostic modalities and may have incentives to shift sales towards those competing products. As a result, we cannot assure you that our international distributors will increase or maintain our current levels of unit sales or increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, there is a risk that our distributors will not be financially viable due to current economic and/or regulatory events in their respective countries.

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

The design, manufacture and marketing of the types of medical devices we sell entail an inherent risk of product liability. Our products are used by physicians to treat seriously ill patients. We are periodically subject to product liability claims, and patients or customers may in the future bring claims against us in a number of circumstances and for a number of reasons, including if our products were misused, if a component of our product fails, if our manufacture or design was flawed, if the product produced unsatisfactory results or if the instructions for use and operating manuals and disclosure of product related risks for our products were found to be inadequate. In addition, individuals or groups seeking to represent a class may file suit against us. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time.

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

We may be exposed to risks associated with acquisitions, including integration risks and risks associated with methods of financing. Accordingly, completed acquisitions may not enhance our financial position or results of operations or create value for our shareholders as they are based on projections and assumptions which are uncertain and subject to change.

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

•	diversion of management attention from ongoing business concerns to integration matters;

•	difficulty of maintaining uniform standards, controls, procedures and policies;

•	challenges in demonstrating to our customers that the acquisition will not result in adverse changes in customer service standards or business focus;

•	possible cash flow interruption or loss of revenue as a result of change of ownership transition matters;

•	difficulty of assimilating the operations and personnel of acquired businesses;

•	potential loss of key employees of acquired businesses, and the impairment of relationships with employees and customers as a result of changes in management; and

•	uncertainty as to the long-term success of any acquisitions we may make including the impact on contingent liabilities.

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

Although our stock is traded on the NASDAQ Global Select Market, we are a global Company. Operations in countries outside of the U.S., which account for approximately 21% percent of our net sales for the fiscal year ended May 31, 2018, are accompanied by certain financial and other risks that would not be faced by a Company operating purely within the U.S. We intend to continue to pursue growth opportunities in sales outside the U.S., especially in emerging markets, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	fluctuations in currency exchange rates;

•	healthcare reform legislation;

•	multiple non-U.S. regulatory requirement that are subject to change and could restrict our ability to manufacture and sell our products;

•	local product preferences and product requirements;

•	longer-term receivables than are typical in the U.S.;

•	trade protection measures and import or export licensing requirements;

•	less intellectual property protection in some countries outside the U.S. than exists in the U.S.;

•	different labor regulations and workforce instability;

•	political instability;

•	the potential payment of U.S. income taxes on earnings of certain foreign subsidiaries subject to U.S. taxation upon repatriation;

•	the expiration and non-renewal of foreign tax rulings;

•	potential negative consequences from changes in or interpretation of tax laws; and

•	economic instability and inflation, recession or interest rate fluctuations.

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

We have debt outstandingba of approximately $92.5 million as of May 31, 2018. The interest rate on these borrowings is a floating rate which could expose us to the risk of increased interest expense in the future. The terms of our credit facilities require us to comply with certain financial maintenance covenants. In addition, the terms of our indebtedness also include certain covenants restricting or limiting our ability to take certain actions.

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

Despite our indebtedness, we may incur more debt, which could exacerbate the risks described above.

We may be able to incur substantial additional indebtedness in the future subject to the limitations contained in the agreements governing our debt. Although these agreements restrict us from incurring additional indebtedness, these restrictions are subject to important exceptions and qualifications. For example, we are generally permitted to incur certain indebtedness, including indebtedness arising in the ordinary course of business and indebtedness relating to acquisition activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”.

Our international sales and operations are subject to risks and uncertainties that vary by country and could have a material adverse effect on our business and/or results of operations.

Sales outside the United States accounted for approximately 21% of our net sales during our fiscal year ended May 31, 2018. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging and/or faster-growing markets outside the United States. Our sales and profitability from our international operations are subject to risks and uncertainties that can vary by country, and include those related to political and economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights. These risks and uncertainties could have a material adverse effect on our business and/or results of operations.

Foreign currency exchange rate may adversely affect our business, financial condition and results of operations.

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. Products manufactured in, and sold into, foreign markets represent a significant portion of our operations. When the United States dollar strengthens or weakens in relation to the foreign currencies of the countries in which we sell our products, such as the euro, our United States dollar-reported revenue and income will fluctuate. As a result of the June 23, 2016 referendum by British voters to exit the European Union, global markets and foreign currencies have been adversely impacted and the value of the Pound Sterling has sharply declined as compared to the U.S. Dollar and other currencies. This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the European Union but it is uncertain over what time period this will occur. The effects of currency rate fluctuations and changes in the relative values of currencies may, in some instances, have a significant effect on our business, financial condition, results of operations and cash flows.

Our goodwill, intangible assets and fixed assets are subject to potential impairment.

A significant portion of our assets consists of goodwill, intangible assets and fixed assets, the carrying value of which may be reduced if we determine that those assets are impaired.

Most of our intangible and fixed assets have finite useful lives and are amortized or depreciated over their useful lives on either a straight-line basis or over the expected period of benefit or as revenues are earned from the sales of the related products. The underlying assumptions regarding the estimated useful lives of these intangible assets are reviewed quarterly and more often if an event or circumstance occurs making it likely that the carrying value of the assets may not be recoverable and are adjusted through accelerated amortization if necessary. Whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable we test intangible assets for impairment based on estimates of future cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

We review our single reporting unit for potential goodwill impairment in the third fiscal quarter of each year as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in December 2017 indicated no goodwill impairments.

If actual results differ from the assumptions and estimates used in the goodwill and intangible asset calculations, we could incur future impairment or amortization charges, which could negatively impact our results of operations.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

IRC Section 382 and related provisions contain rules that limit for U.S. federal income tax purposes the ability of a Company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain other tax attributes existing as of the date of such ownership change.  Our Federal net operating loss carryforwards as of May 31, 2018 after considering IRC Section 382 limitations are $157.8 million. The expiration of the Federal net operating loss carryforwards is as follows: $28.8 million between 2018 and 2023 and $129.0 million between 2027 and 2037.  Our state net operating loss carryforwards as of May 31, 2018 after considering remaining IRC Section 382 limitations are $19.1 million which expire in various years from 2018 to 2038.  Future ownership changes within the meaning of IRC Section 382 may also subject our tax loss carryforwards to annual limitations which would restrict our ability to use them to offset our taxable income in periods following the ownership changes.

See Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018 for a further discussion of our tax loss carryovers.

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

We conduct our manufacturing and assembly at facilities in Queensbury, New York and Glens Falls, New York. It would be difficult, expensive and time-consuming to transfer resources from one facility to the other, replace, or repair these facilities and our manufacturing equipment if they were significantly affected by a disaster. Additionally, we might be forced to rely on third-party manufacturers or to delay production of our products. Insurance for damage to our properties and the disruption of our business from disasters may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In addition, if one of our principal suppliers were to experience a similar disaster, uninsured loss or under-insured loss, we might not be able to obtain adequate alternative sources of supplies or products or could face significant delays and incur substantial expense in doing so. Any significant uninsured loss, prolonged or repeated disruption, or inability to operate experienced by us or any of our principal suppliers could cause significant harm to our business, financial condition and results of operations.

Manufacturing and assembly takes place in Queensbury, New York and Glens Falls, New York. If we were significantly affected by a disaster, we no longer have an option to transfer manufacturing to another facility so we would be forced to rely on third-party manufacturers or would have to delay production of our products.

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

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators and third-party payers to control these costs and, more generally, to reform the health care system, including U.S. health care reform legislation. Certain of these proposals could, among other things, limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have an adverse effect on our business, results of operations, financial condition and cash flows.

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

We operate in many parts of the world, and our operations are affected by complex state, federal and international laws relating to healthcare, environmental protection, antitrust, anti-corruption, anti-bribery, fraud and abuse, export control, tax, employment and laws regarding privacy, personally identifiable information and protected health information, including, for example, the Food, Drug and Cosmetic Act (“FDCA”), various FDA and international regulations relating to, among other things, the development, quality assurance, manufacturing, importation, distribution, marketing and sale of, and billing for, our products, the federal Anti-Kickback Statute and Federal False Claims Act (see Note 15), the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act of 2010, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), General Data Protection Regulation ("GDPR") and other foreign data protection and privacy laws, and laws and regulations relating to sanctions and money laundering. We are subject to periodic inspections to determine compliance with the FDA’s Quality System Regulation requirements, current medical device adverse event reporting regulations, and similar foreign rules and regulations. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from negligent, reckless or criminal acts committed by our employees or agents. The failure to comply with these laws and regulatory standards, allegations of such non-compliance or the discovery of previously unknown problems with a product or manufacturer: (i) could result in FDA Form-483 notices and/or warning letters or the foreign equivalent, fines, delays or suspensions of regulatory clearances, investigations, detainment, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and/or civil or criminal prosecution, and/or penalties, as well as decreased sales as a result of negative publicity and product liability claims; and (ii) could disrupt our business and could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

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

In June 2014 we received a subpoena from the U.S. Department of Justice (the “DOJ”) requesting documents in relation to a criminal and civil investigation the DOJ is conducting regarding BTG International, Inc.’s LC Bead product beginning in 2003. RITA Medical Systems and AngioDynamics, Inc., after our acquisition of RITA, was the exclusive distributor of LC Beads in the United States from 2006 through December 31, 2011. We are cooperating fully with this investigation and at this time are unable to predict its scope, duration or outcome. In April 2015 we received a subpoena from the DOJ requesting documents in relation to a criminal and civil investigation the DOJ is conducting regarding purported promotion of certain of our VenaCure EVLT products for un-cleared indications. As of May 31, 2017 the Company accrued $12.5 million for these matters and in August 2017, the Company agreed in principle with the government to resolve these matters for approximately $12.5 million. This balance was still accrued as of May 31, 2018 and was paid in the first quarter of fiscal year 2019.

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

From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive sanctions, including Iran. Certain of our subsidiaries sell medical devices and surgical tools, and may provide related services, to distributors and other purchasing bodies in such countries. These business dealings represent an insignificant amount of our consolidated revenues and income, but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist with our compliance with such laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows.

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

Third parties may claim that our products infringe their patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult because, in general, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. Some companies in the medical device industry have used intellectual property infringement litigation to gain a competitive advantage. If a competitor were to challenge our patents, licenses or other intellectual property rights, or assert that our products infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive changes to our product design, pay royalties or other fees to license rights in order to continue manufacturing and selling our products, or pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume our financial resources but also divert our management’s time and effort. Such claims could also cause our customers or potential customers to purchase competitors’ products or defer or limit their purchase or use of our affected products until resolution of the claim. See Note 15 in the consolidated financial statements.

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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.

During the year ended May 31, 2018, we operated in the following locations:

Location	Purpose	Approx. Sq. Ft.	Property Type
Latham, NY	Corporate headquarters	55,000	Leased
Glens Falls, NY	Manufacturing	189,000	Owned
Queensbury, NY	Manufacturing and distribution	129,000	Owned
Manchester, GA*	Manufacturing and distribution	60,000	Leased
Marlborough, MA	Research & Development	31,000	Leased
Denmead, U.K.*	Manufacturing	7,500	Leased
Amsterdam, NL	Selling, Marketing & Administrative	8,100	Leased

In addition, we lease sales offices in various other jurisdictions.

*These two locations were closed as part of the operational consolidation plan during fiscal year 2018.

Item 3.	Legal Proceedings.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the “Utah Action”). Bard’s Complaint sought unspecified damages and other relief. We filed petitions for reexamination in the U.S. Patent and Trademark Office (“USPTO”) seeking to invalidate all three patents asserted by Bard in the litigation. Our petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the USPTO Board of Appeals and Interferences for all three reexaminations. The Patent Office issued decisions in all three appeals. In one (issued on March 11, 2016 for U.S. Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947.022) the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard filed Requests for Rehearing in all three reexamination appeals and the Company filed Requests for Rehearing in two of the reexamination appeals (the ‘302 and ‘615 patent reexaminations). The PTO denied all three Rehearing Requests - - on February 1, 2017 for the ‘302 reexam; on February 17, 2017 for the ‘022 reexam; and on February 21, 2017 for the ‘615 reexam, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.  Bard filed a Notice of Appeal to the Federal Circuit Court of Appeals in all three reexams and the Company filed Cross-Appeals for the ‘302 and the ‘615 reexams. The parties have completed the process of filing the various appellate briefs.  MedComp also filed an Amicus Brief in support of the Company on November 22, 2017. A date for the oral hearing has not yet been set. The Utah Action has been stayed pending final resolution of the USPTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, C.R. Bard, Inc. (“Bard”) and Bard Peripheral Vascular, Inc. (“BPV”) filed suit in the United States District Court for the District of Delaware claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the “Delaware Action”). Bard's complaint seeks unspecified damages and other relief. The patents asserted in the Delaware Action are different than those asserted in the Utah Action. On June 1, 2015, the Company filed two motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. On January 12, 2016, the Court issued a decision denying both motions. A Markman hearing was held on March 10, 2017 and the Court issued its Claim Construction Order on May 19, 2017. On May 19, 2017, Bard served its Final Infringement Contentions and on June 2, 2017, the Company served its Final Invalidity Contentions.

On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018. The parties completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial to a later date to be determined by the Court and the parties. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

As of May 31, 2017 the Company accrued $12.5 million for these matters and in August 2017, the Company agreed in principle with the government to resolve these matters for approximately $12.5 million. This amount was still accrued for at May 31, 2018 and was paid in the first quarter of fiscal year 2019.

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

	Sale Price
	High	Low
Year ended May 31, 2018
Fourth Quarter	$21.04	$16.13
Third Quarter	$17.70	$15.71
Second Quarter	$18.76	$16.29
First Quarter	$17.12	$15.12

	Sale Price
	High	Low
Year ended May 31, 2017
Fourth Quarter	$17.58	$15.08
Third Quarter	$17.81	$15.89
Second Quarter	$17.54	$15.40
First Quarter	$16.83	$12.16
As of July 20, 2018, there were 184 holders of record of our common stock.
Dividends
We did not declare any cash dividends on our common stock during our last three fiscal years. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.
Performance Graph
The graph below matches AngioDynamics, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the RDG SmallCap Medical Devices index, and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from May 31, 2013 to May 31, 2018. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.
You should read the following selected financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.
The consolidated statements of operations data for the fiscal years ended May 31, 2018, May 31, 2017, and May 31, 2016, and the consolidated balance sheet data as of May 31, 2018 and May 31, 2017, are derived from the consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended May 31, 2015 and May 31, 2014, and the consolidated balance sheet data as of May 31, 2016, May 31, 2015 and May 31, 2014, are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note 14 of “Notes to Consolidated Financial Statements” for a description of the method that we used to compute our historical basic and diluted net income per share attributable to common stockholders.

	Year ended May 31,
(in thousands, except per share information)	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Net sales	$344,285	$349,643	$353,890	$356,534	$354,425
Gross profit (exclusive of intangible amortization)	176,875	176,169	174,316	175,796	180,174
Operating expenses
Research and development	25,459	25,269	25,053	26,594	28,124
Sales and marketing	77,276	78,819	83,743	82,351	85,696
General and administrative	31,265	31,406	30,583	30,031	26,511
Amortization of intangibles	16,635	17,296	17,964	17,966	16,562
Change in fair value of contingent consideration	250	(15,261)	948	(8,096)	(1,908)
Acquisition, restructuring and other items, net (a)	15,432	27,510	12,591	26,257	10,873
Medical device excise tax	—	(1,837)	2,416	4,142	3,829
Total operating expenses	166,317	163,202	173,298	179,245	169,687
Operating income (loss)	10,558	12,967	1,018	(3,449)	10,487
Total other (expenses), net	(3,093)	(3,120)	(4,271)	(4,682)	(5,301)
Net income (loss)	$16,335	$5,008	$(43,590)	$(3,388)	$2,347
Earnings (loss) per share
Basic	$0.44	$0.14	$(1.21)	$(0.09)	$0.07
Diluted	$0.44	$0.14	$(1.21)	$(0.09)	$0.07

(a)
Acquisition, restructuring and one-time items include restructuring expenses or expenses incurred as part of M&A, product discontinuance, legal settlements and legal costs that are related to litigation that is not in the ordinary course of business.

	As of May 31,
(in thousands)	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$75,413	$48,759	$33,986	$20,080	$17,914
Working capital	110,731	82,398	79,527	90,283	81,071
Total assets	705,472	707,961	726,194	773,058	798,576
Long-term debt, including current portion	91,621	96,320	120,541	137,660	142,660
Contingent consideration	3,261	12,761	38,275	47,384	67,231
Total long-term liabilities	105,576	121,418	152,239	167,444	195,750
Total stockholders’ equity	542,595	515,027	507,228	545,099	536,885

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the twelve months ended May 31, 2018 compared to the twelve months ended May 31, 2017 follows:

Twelve months ended May 31, 2018:

•	Revenue decreased by 1.5% to $344.3 million

•	Gross margin as a percentage of sales increased by 100 bps to 51.4%

•	Operating income decreased by $2.4 million to $10.6 million

•	Earnings per share increased by $0.30 to $0.44

•	Cash flow from operations decreased by $14.5 million to $41.3 million

The decline in revenue for the year was primarily driven by declines in the Venous portfolio within Peripheral Vascular, non-BioFlo products within Vascular Access and Radiofrequency Ablation within Oncology/Surgery. The decrease in Radiofrequency Ablation was primarily due to the discontinuation of this product line in Japan. The decline was partially offset by increased sales of Solero, a microwave ablation device that received FDA clearance during the first quarter of fiscal year 2018, and NanoKnife capital sales in Oncology/Surgery. Other areas of growth include Fluid Management and AngioVac within Peripheral Vascular and the BioFlo family of products within Vascular Access.

Strategic Initiatives to Drive Growth

Throughout the year, we introduced strategic moves designed to streamline our business, improve our overall business operations and position ourselves for growth. Those initiatives included:

•
Operational Consolidation. The Company announced a planned consolidation of operations from the Manchester, GA and Denmead, UK facilities into the Glens Falls and Queensbury, NY manufacturing facilities in the third quarter of fiscal year 2017. The consolidation was completed during fiscal year 2018 and resulted in streamlined operations, reduced costs, optimized inventory management and gross margin improvement. As part of the plan, the Company incurred restructuring expenses, including severance and retention, equipment transfer, set-up and purchases, regulatory expenses, lease termination expenses and other miscellaneous expenses.

•	Product development process. The Company continued its robust product development process which is intended to improve the Company’s ability to bring new products to market.

•
New members of the executive leadership team. President and Chief Executive Officer James C. Clemmer continued to welcome new members to the AngioDynamics leadership team, including Brent Boucher, Senior Vice President and General Manager of Oncology/Surgery Global Business Unit and David Helsel, Senior Vice President Global Operations.

•
Value Creation. To create value, the Company plans to practice dispassionate portfolio optimization and continue to focus on areas of compelling unmet needs including those that are patient-centric and evidenced-based. This is evident through the updated GBU's effective June 1, 2018 which will allow for call point expansion and sales force realignment. In addition, the Company is pursuing targeted global expansion opportunities.

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

For goodwill, the impairment test requires a comparison of the estimated fair value of the reporting unit to which the goodwill is assigned to carrying value of the assets and liabilities of that reporting unit. The determination of reporting units also requires management judgment. The Company considers whether a reporting unit exists within a reportable segment based on the availability of discrete financial information. If carrying value of the reporting unit exceeds the fair value of the reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge.

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

Contingencies

We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including product liability, as further discussed in Note 15 to our consolidated financial statements. Accruals recorded for various contingencies including legal proceedings, self insurance and other claims, are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel, internal and/or external technical consultants and actuarially determined estimates. When a range is established but a best estimate cannot be made, we record the minimum loss contingency amount, which could be zero. An estimate is often initially developed substantially earlier than the ultimate loss is known and is reevaluated each accounting period. As information becomes known, additional loss provision is recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount. We record receivables from third-party insurers up to the amount of the related liability when we have determined that existing insurance policies will provide reimbursement. In making this determination, we consider applicable deductibles, policy limits and the historical payment experience of the insurance carriers. Receivables are not netted against the related liabilities for financial statement presentation.

Results of Operations for the years ended May 31, 2018 and 2017

For the fiscal year ended May 31, 2018, we reported net income of $16.3 million, or $0.44 income per diluted share, on net sales of $344.3 million compared to a fiscal year 2017 net income of $5.0 million, or $0.14 income per diluted share, on net sales of $349.6 million.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the year ended May 31, 2018 and 2017 were:

	Year ended May 31,
(in thousands)	2018	2017	% Growth
Net Sales by Product Category
Peripheral Vascular	$202,334	$208,602	(3)%
Vascular Access	92,760	96,481	(4)%
Oncology/Surgery	49,191	44,560	10%
Total	$344,285	$349,643	(2)%

Net Sales by Geography
United States	$273,327	$282,168	(3)%
International	70,958	67,475	5%
Total	$344,285	$349,643	(2)%

For year ended May 31, 2018, net sales decreased $5.4 million to $344.3 million compared to the year ended May 31, 2017.

•
Consolidated and U.S. net sales decreased from the prior year as a result of decreased net sales from Peripheral Vascular and Vascular Access. This decrease was partially offset by 10% year over year growth in our Oncology/Surgery GBU.

Peripheral Vascular

•
Total Peripheral Vascular sales decreased $6.3 million primarily attributable to decreased sales volume of Venous by $9.3 million and Angiographic and Core products of $1.6 million. The decrease in Venous is primarily attributed to our largest customer discontinuing their exclusive use of our EVLT product. This decreased sales volume was offset by an increase of volume in Fluid Management of $4.0 million and AngioVac of $0.9 million. The increase in Fluid Management was attributed to the Fluid Management dedicated sales team being fully staffed and promoting new custom kits along with targeted R&D investments.

•
U.S. Peripheral Vascular sales decreased $5.6 million primarily due to decreased sales volume of Venous of $9.1 million and Angiographic and Core products of $0.9 million. This decreased sales volume was offset by an increase in volume in Fluid Management of $3.5 million and AngioVac of $1.0 million.

•	International Peripheral Vascular sales decreased $0.7 million.

Vascular Access

•
Total Vascular Access sales decreased $3.7 million primarily in our non-BioFlo businesses. Our BioFlo product lines, other than BioFlo PICCs, increased $2.4 million. This was partially offset by decreased sales of BioFlo PICCs of $2.5 million and non-BioFlo products of $3.1 million. BioFlo product lines comprise 49% of our overall Vascular Access sales, compared to 47% a year ago.

•	U.S. Vascular Access sales declined by $3.8 million due to softness across the portfolio offset by Midline, BioFlo dialysis and ports which continued to gain traction in the marketplace.

•	International Vascular Access sales increased $0.1 million.

Oncology/Surgery

•
Total Oncology/Surgery sales increased $4.6 million year over year primarily due to increased sales of the Solero Microwave generators of $1.3 million, Solero Microwave probes of $6.4 million and other sales of $0.7 million. Solero Microwave was approved in the first quarter of fiscal year 2018. This was partially offset by decreased Radiofrequency Ablation sales of $3.4 million and Nanoknife disposable sales of $0.6 million. The decrease in Radiofrequency Ablation sales was primarily due to the discontinuation of the product in Japan.

•
U.S. Oncology/Surgery increased by $0.6 million, driven primarily through increased Microwave sales of $3.4 million. This increase was partially offset by decreases in Radiofrequency Ablation of $1.7 million and NanoKnife of $1.4 million.

•
International Oncology/Surgery sales increased $4.0 million year over year as a result of increased NanoKnife capital and disposable sales of $1.1 million and Solero Microwave capital and disposable sales of $4.3 million. This increase was partially offset by a $1.7 million decrease in RadioFrequency Ablation.

Gross Profit, Operating expenses, and Other income (expense)

	Year ended May 31,
(in thousands)	2018	2017	% Change
Gross profit (exclusive of intangible amortization)	$176,875	$176,169	0.4%
Gross profit % of sales	51.4%	50.4%
Research and development	$25,459	$25,269	0.8%
% of sales	7.4%	7.2%
Selling and marketing	$77,276	$78,819	(2.0)%
% of sales	22.4%	22.5%
General and administrative	$31,265	$31,406	(0.4)%
% of sales	9.1%	9.0%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit increased by $0.7 million compared to the prior year. The increase is attributable to the following:

•
The expiration of a royalty agreement of approximately $4.8 million, net productivity of $1.7 million, $0.9 million of mix and FX of $0.8 million were partially offset by volume softness and pricing headwinds of approximately $4.8 million.

•
$2.3 million in deferred revenue was recognized in fiscal year 2018 related to the Acculis probe recall announced in the fourth quarter of fiscal year 2017 which was partially offset by additional expense of $3.2 million that was incurred as a result of the market withdrawal of Microwave generators.

•	In the second quarter of fiscal year 2018, the Company decided to discontinue selling our RadioFrequency Ablation product in Japan which resulted in a $1.7 million inventory provision.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs.

R&D expense increased $0.2 million compared to the prior year. The increase is attributable to the following:

•	Increased headcount in the R&D department compared to the prior year resulted in $0.6 million in additional expense. These increases were partially offset by less project spend of $0.4 million.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense decreased by $1.5 million compared to the prior year. The decrease is attributable to the following:

•	Compensation and benefits decrease of approximately $2.7 million was primarily the result of decreased variable compensation of $2.3 million and open headcount of $0.5 million.

•	Open headcount resulted in increased travel of $0.5 million and recruiting expense of $0.3 million.

•	Lower consulting spend of $0.7 million was partially offset by increased trade show and meeting expense of $0.5 million and increased samples expense related to the Solero launch of $0.2 million.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense remained consistent year over year.

•
Compensation and benefits increase of approximately $1.9 million was primarily the result of increased headcount year over year which was partially offset by a decrease in variable compensation expense of $0.5 million.

•	These increases were offset by lower depreciation expense of $0.8 million, a decrease in bad debt expense of $0.3 million and a decrease in recruiting expenses of $0.4 million.

	Year ended May 31,
(in thousands)	2018	2017	$ Change
Amortization of intangibles	$16,635	$17,296	$(661)
Change in fair value of contingent consideration	$250	$(15,261)	$15,511
Acquisition, restructuring and other items, net	$15,432	$27,510	$(12,078)
Medical device excise tax	$—	$(1,837)	$1,837
Other expense	$(3,093)	$(3,120)	$27

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•	The decrease of $0.7 million is primarily related to intangible assets that became fully amortized in the prior year.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•
In the prior year, a gain of $13.4 million was taken on the AngioVac product as a result of decreases in future sales projections that eliminated any payments above minimums and a gain of $3.1 million on the TiLo product as the milestone was determined to not be achieved. The normal amortization of the present value discount on the contingent liabilities was approximately $0.1 million for the first two quarters of fiscal year 2018. For the last two quarters of fiscal year 2018, amortization is now less than $0.1 million per quarter as the final minimum payment was made on AngioVac in the second quarter of fiscal year 2018.

Acquisition, restructuring and other items, net - Acquisition, restructuring and other items, net represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Acquisition, restructuring and other items, net decreased by $12.1 million compared to the prior year. The decrease is attributable to the following:

•
In the current year there was $4.7 million of expense related to the plant consolidation that was announced in the third quarter of fiscal year 2017. The expense consisted mainly of severance of $1.4 million, costs to move the product lines including equipment transfer expenses, accelerated depreciation for assets that will not be transferred, product validation and other start-up costs of $2.9 million and $0.2 million in contract termination expenses.

•
In the prior year, there was $1.3 million of expense related to the plant consolidation that was announced in the third quarter of fiscal year 2017. The expense consisted of severance of $0.8 million and start-up costs to move the product lines including equipment transfer expenses and accelerated depreciation for assets that will not be transferred of $0.5 million.

•
In the prior year there was a $2.0 million write-off of Embomedics due to termination of the agreement and a $3.6 million write-off related to the decision to discontinue our investment in the TiLo product.

•	A litigation settlement accrual of $12.5 million was recorded in the fourth quarter of fiscal year 2017 for the agreement that was reached with the DOJ.

•	Legal expenses, related to litigation that is outside of the normal course of business, of $10.1 million were recorded in the current year compared to $7.0 million in the prior year.

Cost savings from the plant consolidation will primarily impact cost of goods sold. While some cost savings were recognized in 2018 we expect additional savings of approximately $4.0 million to $5.0 million in fiscal year 2019.

Medical device excise tax - Medical device excise tax has been assessed on our U.S. product sales subject to exclusions and adjustments.

•
The Medical Device Excise Tax was suspended on January 1, 2016 and the suspension was upheld in January 2018. In the prior year, there was a $1.8 million refund from the Internal Revenue Service related to prior medical device taxes paid.

Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs and remained consistent with the prior year.

Income Tax Provision (Benefit)

	For year ended May 31,
(in thousands)	2018	2017
Income tax expense (benefit)	$(8,870)	$4,839
Effective tax rate including discrete items	(119)%	49%

Our effective tax rate was a benefit of 119% for fiscal 2018 compared with an effective tax rate of 49% for the prior year.

The current year rate reflects an income tax benefit of $8.9 million primarily driven by the impact of the U.S. Tax Reform, the valuation allowance recorded and the deferred tax liability related to intangibles that have an indefinite reversal period ("naked credit deferred tax liability"), which as a result of U.S. Tax Reform can now be considered as a source of income to recover indefinite lived NOLs.

The Company is required to record deferred tax assets and liabilities based on the enacted tax rates at which they are expected to reverse in the future. The Company has remeasured its deferred tax positions as of December 31, 2017 at the new enacted tax rate, resulting in a decrease to it net deferred tax assets and a corresponding decrease to its valuation allowance, with no net impact to tax expense. The Company recorded an income tax benefit of approximately $9.3 million due to the revaluation of the naked credit deferred tax liability. The Tax Reform Act changed the NOL carryover rules and created a new limitation on their use. NOLs created in fiscal 2018 and beyond may be carried forwarded indefinitely in any year. As a result, the Company’s naked credit deferred tax liability can now be considered as a source of income to recover indefinite lived NOLs. Consequently, the Company has offset certain of its naked credit deferred tax liability against its deferred tax assets resulting in a reduction in the valuation allowance and a $3.0 million benefit in the year ended May 31, 2018.

The prior year rate primarily reflects income tax expense of $4.8 million primarily driven by the impact of the U.S. valuation allowance and the naked credit deferred tax liability that could not be considered as a source of income to recover the deferred tax assets.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included its history of net operating losses, which resulted in the Company recording a full valuation allowance for its deferred tax assets in fiscal 2016 and each year thereafter. The Company was marginally profitable (pretax and adjusted for permanent items) on a cumulative basis for the three years ended May 31, 2018, but substantially all of that profitability was achieved during 2018.

Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence and therefore the Company has provided a valuation allowance for the full amount, with the exception of the naked credit deferred tax liability, of its net deferred tax asset as of May 31, 2018. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

Results of Operations for the years ended May 31, 2017 and 2016

For the fiscal year ended May 31, 2017, we reported net income of $5.0 million, or $0.14 loss per basic and diluted common share, on net sales of $349.6 million compared to a fiscal 2016 net loss of $43.6 million, or $1.21 per basic and diluted common share, on net sales of $353.9 million.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the year ended May 31, 2017 and 2016 were:

	Year ended May 31,
(in thousands)	2017	2016	% Growth
Net Sales by Product Category
Peripheral Vascular	$208,602	$205,620	1%
Vascular Access	96,481	99,375	(3)%
Oncology/Surgery	44,560	48,895	(9)%
Total	$349,643	$353,890	(1)%

Net Sales by Geography
United States	$282,168	$285,824	(1)%
International	67,475	68,066	(1)%
Total	$349,643	$353,890	(1)%

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

•
U.S. Peripheral Vascular sales increased $2.8 million and international Peripheral Vascular sales increased $0.2 million which was primarily due to increased sales volume of Angiographic catheters. This increased sales volume was offset by a decrease in volume in Fluid Management, Venous and AngioVac.

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

Gross Profit, Operating expenses, and Other income (expense)

	Year ended May 31,
(in thousands)	2017	2016	% Change
Gross profit	$176,169	$174,316	1.1%
Gross profit % of sales	50.4%	49.3%
Research and development	$25,269	$25,053	0.9%
% of sales	7.2%	7.1%
Selling and marketing	$78,819	$83,743	(5.9)%
% of sales	22.5%	23.7%
General and administrative	$31,406	$30,583	2.7%
% of sales	9.0%	8.6%

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

	Year ended May 31,
(in thousands)	2017	2016	$ Change
Amortization of intangibles	$17,296	$17,964	$(668)
Change in fair value of contingent consideration	$(15,261)	$948	$(16,209)
Acquisition, restructuring and other items, net	$27,510	$12,591	$14,919
Medical device excise tax	$(1,837)	$2,416	$(4,253)
Other expense	$(3,120)	$(4,271)	$1,151

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•	The decrease of $0.7 million is primarily related to intangible assets that became fully amortized.

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

Income Tax Provision (Benefit)

	Year ended May 31,
(in thousands)	2017	2016
Income tax expense (benefit)	$4,839	$40,337
Effective tax rate including discrete items	49%	(1,240)%

Our effective tax rate was 49% for fiscal 2017 compared with a benefit of 1,240% for the prior year. The current year rate reflects expense of $4.8 million primarily driven by the impact of the U.S. valuation allowance and the deferred tax liability related to intangibles that have an indefinite reversal period and cannot be considered as a source of income to recover the deferred tax assets. The prior year rate primarily reflects income tax expense of $40.4 million related to full valuation allowance on our U.S. net deferred tax assets that was established during fiscal 2016 and the deferred tax liability related to intangibles that have an indefinite reversal period and cannot be considered as a source of income to recover the deferred tax assets.

At May 31, 2017, we had a net deferred tax liability of $26.1 million, after a valuation allowance on our U.S. deferred tax assets of $48.3 million.  The increase in the valuation allowance during fiscal 2017 was $6.1 million.

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

Liquidity and Capital Resources

Our cash and cash equivalents totaled $74.1 million as of May 31, 2018, compared with $47.5 million as of May 31, 2017. Marketable securities totaled $1.3 million and $1.2 million as of May 31, 2018 and 2017, respectively, and consist of auction rate securities. As of May 31, 2018, total debt outstanding was $92.5 million comprised of a term loan. The net debt to Consolidated EBITDA, as defined by the Credit Agreement (see Note 11), is 1.4x. The fair value of the contingent consideration liability as of May 31, 2018 was $3.3 million.

The table below summarizes our cash flows for the years ended May 31, 2018, 2017 and 2016:

	Year ended May 31,
(in thousands)	2018	2017	2016
Cash provided by (used in):
Operating activities	$41,287	$55,745	$45,216
Investing activities	(3,656)	(2,551)	(7,569)
Financing activities	(11,551)	(37,983)	(23,663)
Effect of exchange rate changes on cash and cash equivalents	472	—	(42)
Net change in cash and cash equivalents	$26,552	$15,211	$13,942

During the twelve months ended May 31, 2018, 2017 and 2016, cash flows consisted of the following:

Cash provided by operating activities:

Year ended 2018:

•
Net income was driven by higher gross margin, lower operating expenses in selling and marketing, general and administrative and acquisition, restructuring and other items, net. Partially offsetting the positive cash impact was a $9.3 million non-cash discrete tax benefit as a result of the Tax Reform Act and the revaluation of the Company's deferred tax assets and liabilities to reflect the lower statutory rate.

•
The Company continues to focus on optimizing days sales outstanding ("DSO") which contributed $5.0 million to working capital improvement. Working capital was also positively impacted by decreased inventory on hand of $5.7 million. Even though the Company continued to optimize days payables outstanding ("DPO"), the decrease in raw material purchases at year end negatively impacted working capital from accounts payable and accrued liabilities.

Year ended 2017:

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

Year ended 2016:

•
DSO improvement and inventory management, coupled with reductions in payables and accrued expenses contributed to $12.9 million improvement in operating activities. The $12.9 million improvement includes approximately $4.8 million in non-cash changes to inventory reserves.

Cash used in investing activities:

Year ended 2018:

•	$2.4 million in fixed asset additions.

•
In the third quarter, we entered into a distribution and license agreement where we recorded the upfront license fee of $1.3 million as an intangible asset that will be amortized over thirty-six months.

Year ended 2017:

•	$3.0 million in fixed asset additions.

•	$0.5 million in proceeds from an auction rate security that was called during fiscal year 2017.

Year ended 2016:

•	$2.3 million in fixed asset additions.

•	$2.0 million in warrant additions related to EmboMedics and $3.3 million in intangible asset additions related to the Asclera Distribution Agreement.

Cash used in financing activities:

Year ended 2018:

•	$5.0 million in repayments on long-term debt, consistent with the required amortization payment on the Term Loan.

•	$2.9 million of proceeds from stock option and ESPP activity.

•	$9.5 million payment on earn-out liabilities.

Year ended 2017:

•	Net $23.9 million in repayments on long-term debt after the proceeds from the Credit Agreement and repayment of the old credit agreement.

•	$1.3 million in deferred financing fees related to the new credit agreement.

•	$10.7 million of proceeds from stock option and ESPP. The large increase is related to the exercise of stock based awards from executive management turnover that took place in fiscal year 2017.

•	$9.9 million payment on earn-out liabilities.

•	$13.6 million from the repurchase of common shares in fiscal 2017.

Year ended 2016:

•	Net $16.3 million in repayments on long-term debt.

•	$2.4 million of proceeds from stock option and ESPP activity.

•	$9.9 million payment on earn-out liabilities.

On November 7, 2016, the Company entered into a Credit Agreement that provides for a $100.0 million senior secured term loan facility and a $150.0 million senior secured revolving credit facility, which includes up to a $20.0 million sublimit for letters of credit and a $5.0 million sublimit for swingline loans. On May 24, 2018, the Company entered into Amendment One of the Credit Agreement. This amendment increased the amount of U.S. cash that can be utilized to calculate net debt from $10.0 million to $20.0 million.

We believe that our current cash and investment balances, together with cash generated from operations and access to our revolving credit facility, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.
Our contractual obligations as of May 31, 2018 are set forth in the table below (in thousands). We have no variable interest entities or other off-balance sheet obligations.

	Cash Payments Due By Period as of May 31, 2018
(in thousands)	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long term debt and interest	$103,281	$8,383	$94,898	$—	$—
Operating leases (1)	7,608	2,234	3,706	1,668	—
Purchase obligations (1)	56,201	11,751	38,917	5,533	—
Acquisition-related future obligations (2)	3,308	2,100	1,208	—	—
Royalties	45,000	3,000	10,500	10,500	21,000
Litigation matters (3)	12,500	12,500	—	—	—
Other	667	167	500	—	—
	$228,565	$40,135	$149,729	$17,701	$21,000

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

(3)	This was paid in the first quarter of fiscal year 2019.

Recent Accounting Pronouncements

Refer to Note 1 for Recently issued Accounting Pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our credit facility and investments that could impact our results of operations and financial position.

We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 7.1% of our sales in fiscal 2018 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.

INTEREST RATE RISK

On November 7, 2016, we entered into the Credit Agreement which provides for a $100 million senior secured Term Loan and a $150 million Revolving Facility. Interest on both the Term Loan and Revolving Facility is based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.50% to 2.25% respectively. In the event of default, the interest rate may be increased by 2.0%. A 50 basis point (0.50%) increase or decrease in the interest rate would result approximately in a $2.0 million increase or decrease in interest expense over the remaining life of the agreement.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, our credit facility and trade accounts receivable.

The Company maintains cash and cash equivalents at various institutions and performs periodic evaluations of the relative credit standings of these financial institutions to ensure their credit worthiness. In addition, the Credit Agreement is structured across five investment grade banks. The Company has the ability to draw equally amongst the five banks which limits the concentration of credit risk of one institution.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of May 31, 2018.

The effectiveness of our internal control over financial reporting as of May 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting for the fiscal quarter ended May 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of
AngioDynamics, Inc.
Latham, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AngioDynamics, Inc. and subsidiaries (the “Company”) as of May 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended May 31, 2018, of the Company and our report dated July 23, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
July 23, 2018

Item 9B.	Other Information.
None.

Part III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year end pursuant to Regulation 14A (the “Proxy Statement”) for our annual meeting of Stockholders, currently scheduled for October 2018. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

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
(a)(1) Financial Statements
The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

(2) Financial Statement Schedules
The following consolidated financial statement schedule is included in Part IV of this report:

Schedule II—Valuation and qualifying accounts	95
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits	96

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of
AngioDynamics, Inc.
Latham, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AngioDynamics, Inc. and subsidiaries (the "Company") as of May 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended May 31, 2018, and the related notes and the schedule for the years ended May 31, 2018 and 2017 listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 23, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
July 23, 2018

We have served as the Company’s auditor since 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AngioDynamics, Inc.

In our opinion, the consolidated statement of operations, of comprehensive income (loss), of stockholders’ equity, and of cash flows for the year ended May 31, 2016 present fairly, in all material respects, the results of operations and cash flows of AngioDynamics, Inc. and its subsidiaries (the Company) for the year ended May 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the year ended May 31, 2016, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
August 1, 2016

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended May 31,
	2018	2017	2016
Net sales	$344,285	$349,643	$353,890
Cost of sales (exclusive of intangible amortization)	167,410	173,474	179,574
Gross profit	176,875	176,169	174,316
Operating expenses
Research and development	25,459	25,269	25,053
Sales and marketing	77,276	78,819	83,743
General and administrative	31,265	31,406	30,583
Amortization of intangibles	16,635	17,296	17,964
Change in fair value of contingent consideration	250	(15,261)	948
Acquisition, restructuring and other items, net	15,432	27,510	12,591
Medical device excise tax	—	(1,837)	2,416
Total operating expenses	166,317	163,202	173,298
Operating income	10,558	12,967	1,018
Other expenses
Interest expense, net	(3,062)	(2,839)	(3,385)
Other expense	(31)	(281)	(886)
Total other expenses, net	(3,093)	(3,120)	(4,271)
Income (loss) before income tax expense (benefit)	7,465	9,847	(3,253)
Income tax expense (benefit)	(8,870)	4,839	40,337
Net income (loss)	$16,335	$5,008	$(43,590)
Earnings (loss) per share
Basic	$0.44	$0.14	$(1.21)
Diluted	$0.44	$0.14	$(1.21)
Weighted average shares outstanding
Basic	37,075	36,617	36,161
Diluted	37,539	36,959	36,161

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended May 31,
	2018	2017	2016
Net income (loss)	$16,335	$5,008	$(43,590)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on marketable securities	102	12	(11)
Unrealized gain on interest rate swap	—	—	257
Foreign currency translation gain (loss)	270	(545)	(112)
Other comprehensive income (loss), before tax	372	(533)	134
Income tax benefit (expense) related to items of other comprehensive income (loss)	—	—	(92)
Other comprehensive income (loss), net of tax	372	(533)	42
Total comprehensive income (loss), net of tax	$16,707	$4,475	$(43,548)

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31, 2018	May 31, 2017
Assets
Current Assets
Cash and cash equivalents	$74,096	$47,544
Marketable securities, at fair value	1,317	1,215
Accounts receivable, net of allowances of $2,466 and $2,945, respectively	39,401	44,523
Inventories	48,916	54,506
Prepaid expenses and other	4,302	6,126
Total current assets	168,032	153,914
Property, plant and equipment, net	42,461	45,234
Other assets	3,417	1,886
Intangible assets, net	130,310	145,675
Goodwill	361,252	361,252
Total Assets	$705,472	$707,961
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$15,775	$18,087
Accrued liabilities	34,426	38,804
Current portion of long-term debt	5,000	5,000
Current portion of contingent consideration	2,100	9,625
Total current liabilities	57,301	71,516
Long-term debt, net of current portion	86,621	91,320
Deferred income taxes	17,173	26,112
Contingent consideration, net of current portion	1,161	3,136
Other long-term liabilities	621	850
Total Liabilities	162,877	192,934
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 75,000,000 shares authorized; 37,594,493 and 37,210,091 shares issued and 37,224,493 and 36,840,091 shares outstanding at May 31, 2018 and 2017, respectively	370	367
Additional paid-in capital	543,762	532,705
Retained earnings (accumulated deficit)	5,129	(11,007)
Treasury stock, 370,000 shares, at cost at May 31, 2018 and 2017, respectively	(5,714)	(5,714)
Accumulated other comprehensive loss	(952)	(1,324)
Total Stockholders' Equity	542,595	515,027
Total Liabilities and Stockholders' Equity	$705,472	$707,961

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at May 31, 2015	36,043,725	$360	$520,101	$27,575	$(833)	(142,305)	$(2,104)	$545,099
Net loss				(43,590)				(43,590)
Exercise of stock options	101,040	1	1,296					1,297
Issuance/cancellation of restricted stock units	137,681	1	(332)					(331)
Purchase of common stock under Employee Stock Purchase Plan	137,957	1	1,470					1,471
Stock-based compensation			3,240					3,240
Other comprehensive income, net of tax					42			42
Balance at May 31, 2016	36,420,403	$363	$525,775	$(16,015)	$(791)	(142,305)	$(2,104)	$507,228
Net income				5,008				5,008
Exercise of stock options	751,062	7	9,858					9,865
Issuance/cancellation of restricted stock units	158,341	1	(587)					(586)
Issuance of performance share units	23,405	—	—					—
Purchase of common stock under Employee Stock Purchase Plan	129,185	1	1,418					1,419
Stock-based compensation			6,183					6,183
Treasury stock retirement	(642,305)	(2)	(9,942)			642,305	9,944	—
Common stock repurchased	370,000	(3)				(870,000)	(13,554)	(13,557)
Other comprehensive loss, net of tax					(533)			(533)
Balance at May 31, 2017	37,210,091	$367	$532,705	$(11,007)	$(1,324)	(370,000)	$(5,714)	$515,027
Adjustment for ASU 2016-09			199	(199)				—
Net income				16,335				16,335
Exercise of stock options	148,937	1	1,916					1,917
Issuance/cancellation of restricted stock units	145,522	1	(232)					(231)
Purchase of common stock under Employee Stock Purchase Plan	89,943	1	1,262					1,263
Stock-based compensation			7,912					7,912
Other comprehensive income, net of tax					372			372
Balance at May 31, 2018	37,594,493	$370	$543,762	$5,129	$(952)	(370,000)	$(5,714)	$542,595

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended May 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$16,335	$5,008	$(43,590)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,163	24,811	28,115
Stock based compensation	7,912	6,183	3,240
Change in fair value of contingent consideration	250	(15,261)	948
Deferred income tax provision	(8,947)	4,428	39,983
Changes in accounts receivable allowances	179	(313)	2,377
Fixed and intangible asset impairments and disposals	540	3,930	1,190
Write-off of other assets	—	2,685	—
Other	(605)	(586)	90
Changes in operating assets and liabilities:
Accounts receivable	5,044	8,479	3,131
Inventories	5,740	687	11,976
Prepaid expenses and other	(1,231)	(3,520)	712
Accounts payable, accrued and other liabilities	(7,093)	19,214	(2,956)
Net cash provided by operating activities	41,287	55,745	45,216
Cash flows from investing activities:
Additions to property, plant and equipment	(2,391)	(3,001)	(2,326)
Acquisition of intangibles	(1,265)	—	(3,268)
Acquisition of warrants	—	—	(2,000)
Proceeds from sale or maturity of marketable securities	—	450	25
Net cash used in investing activities	(3,656)	(2,551)	(7,569)
Cash flows from financing activities:
Proceeds from issuance of and borrowings on long-term debt	—	116,471	—
Repayment of long-term debt	(5,000)	(140,381)	(16,250)
Deferred financing costs on long-term debt	—	(1,364)	—
Payment of acquisition related contingent consideration	(9,500)	(9,850)	(9,850)
Repurchase of common stock	—	(13,557)	—
Proceeds from exercise of stock options and employee stock purchase plan	2,949	10,698	2,437
Net cash used in financing activities	(11,551)	(37,983)	(23,663)
Effect of exchange rate changes on cash and cash equivalents	472	—	(42)
Increase in cash and cash equivalents	26,552	15,211	13,942
Cash and cash equivalents at beginning of year	47,544	32,333	18,391
Cash and cash equivalents at end of year	$74,096	$47,544	$32,333

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year ended May 31,
	2018	2017	2016
Supplemental disclosure of non-cash investing and financing activities:
Contractual obligations for purchase of fixed assets	$56	$26	$75
Cash paid (received) during the year for:
Interest	$3,190	$2,969	$3,063
Income taxes	36	(102)	332

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

Marketable Securities

Marketable securities, which include auction rate investments, are classified as “available-for-sale securities” and are reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders’ equity. Cost is determined using the specific identification method. The Company holds an investment in auction rate securities in order to generate higher than typical money market rate investment returns. Auction rate securities typically are high credit quality, generally achieved with municipal bond insurance. As of May 31, 2018 and 2017, the Company had $1.3 million and $1.2 million, respectively, in an auction rate security issued by a local government authority. The authority is current in its interest payments on the security.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Refer below for useful lives by category:

Estimated useful lives
Building and building improvements	39 years
Machinery and equipment	5 to 8 years
Computer software and equipment	3 to 5 years
The Company evaluates property, plant and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.

Goodwill and Intangible Assets

Intangible assets other than goodwill and acquired IP R&D are amortized over their estimated useful lives, on either a straight-line basis or proportionately to the benefit being realized. Useful lives range from two to eighteen years. The Company periodically reviews the estimated useful lives of intangible assets and reviews such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group is not recoverable. If an intangible asset or asset group is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeded the fair value of net identifiable assets on the date of purchase. Goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather, are tested for impairment annually or more frequently if impairment indicators arise.

For goodwill, the impairment test requires a comparison of the estimated fair value of the reporting unit to which the goodwill is assigned to carrying value of the assets and liabilities of that reporting unit. The determination of reporting units also requires management judgment. The Company considers whether a reporting unit exists within a reportable segment based on the availability of discrete financial information. If carrying value of the reporting unit exceeds the fair value of the reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge.

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
Foreign Currency Translation

The functional currency of the Company's foreign subsidiaries is the local currency in which the subsidiary operates. For foreign operations where the local currency is considered to be the functional currency, the Company translates assets and liabilities into U.S. dollars at the exchange rate on the balance sheet date. The Company translates income and expense items at average rates of exchange prevailing during each period. The Company accumulates translation adjustments in accumulated other comprehensive loss, a component of stockholders’ equity.

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
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606, ASU 2014-09)
Under Topic 606, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. Topic 606 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. The new standard also defines accounting for certain costs related to origination and fulfillment of contracts with customers, including whether such costs should be capitalized.

June 1, 2018
The Company established an implementation team which included third-party specialists to assist in the evaluation and implementation of the new standard. The Company’s assessment has included performing analysis for each revenue stream identified, assessing the potential differences in recognition and measurement that may result from adopting this standard and assessing whether the Company meets certain practical expedients. Based on the results of the assessment, the adoption of this standard will not have a material impact on the timing or amount of revenue recognized upon adoption and there is no cumulative prior period adjustment to be recorded to the opening balance of retained earnings upon adoption. The Company will adopt the standard using the modified retrospective method. The Company is implementing changes to accounting policies, business processes and internal controls to support the new standard as necessary. Upon adoption of Topic 606, as the disclosure requirements under the new guidance have been significantly expanded in comparison to the disclosure requirements under the current guidance, we will provide additional disclosures in the notes to the consolidated financial statements, specifically related to performance obligations, the judgments made in revenue recognition determinations, costs to obtain or fulfill contracts and contract balances.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15)	This ASU identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows under Topic 230.	June 1, 2018	This adoption is not expected to have a material impact on the Company's financial statements.
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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:
(in thousands)	Level 1	Level 2	Level 3	Fair Value at May 31, 2018
Financial Assets
Short-term investments*	$2,100	$—	$—	$2,100
Marketable securities	—	—	1,317	1,317
Total Financial Assets	$2,100	$—	$1,317	$3,417
Financial Liabilities
Contingent liability for acquisition earn outs	$—	$—	$3,261	$3,261
Total Financial Liabilities	$—	$—	$3,261	$3,261

*included in cash and cash equivalents.

	Fair Value Measurements using inputs considered as:
(in thousands)	Level 1	Level 2	Level 3	Fair Value at May 31, 2017
Financial Assets
Marketable securities	$—	$—	$1,215	$1,215
Total Financial Assets	$—	$—	$1,215	$1,215
Financial Liabilities
Contingent liability for acquisition earn outs	$—	$—	$12,761	$12,761
Total Financial Liabilities	$—	$—	$12,761	$12,761
There were no transfers in and out of Level 1, 2 and 3 measurements for the years ended May 31, 2018 and 2017.

The table below presents the changes in fair value components of Level 3 instruments in the year ended May 31, 2018 (in thousands of dollars):

	Financial Assets	Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 31, 2017	$1,215	$12,761
Change in fair value of contingent consideration, net (1)	—	250
Fair market value adjustments	102	—
Contingent consideration payments	—	(9,750)
Balance at May 31, 2018	$1,317	$3,261

The table below presents the changes in fair value components of Level 3 instruments in the year ended May 31, 2017 (in thousands of dollars):

	Financial Assets	Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 31, 2016	$1,653	$38,275
Change in fair value of contingent consideration (1)	—	(15,261)
Currency (gain) loss from remeasurement	—	(153)
Fair market value adjustments	12	—
Sale of securities	(450)	—
Contingent consideration payments	—	(10,100)
Balance at May 31, 2017	$1,215	$12,761

(1) Change in the fair value of contingent consideration is included in earnings and comprised of changes in estimated earn out payments based on projections of Company performance and amortization of the present value discount.

The Company made the decision to discontinue its investment in the TiLo product that was acquired in August 2013 as part of the Clinical Devices acquisition. This decision resulted in the write-off of the acquired in-process research and development (IPR&D) of $3.6 million along with a $3.1 million gain from the reduction in the fair value of contingent consideration liability associated with future milestones that will no longer be met during the second quarter of fiscal year 2017. The write-off of the IPR&D is included in acquisition, restructuring and other, net on the consolidated statement of operations.

The Company revised the sales projections for the AngioVac product as a result of reviews performed by executive management across all products. The adjustments to the sales projections resulted in a $13.4 million gain in the second quarter of fiscal year 2017 from the reduction in the fair value of the contingent liability that is based on lower projected sales volume over the contractual earn out period.

Short-term Investments

Short-term investments consist of highly liquid investments in municipal bonds that reset on a weekly basis and can be called at any point in time.

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

The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of May 31, 2018:

(in thousands)	Fair value at May 31, 2018	Valuation Technique	Unobservable Input	Range
Revenue based payments	$3,261	Discounted cash flow	Discount rate Probability of payment Projected fiscal year of payment	4% 100% 2019 - 2020
At May 31, 2018, the estimated potential amount of undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $3.3 million, which represents the remaining contractual minimum payments.

4. MARKETABLE SECURITIES
As of May 31, 2018, marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Available-for-sales securities
New York State government agency obligations	$1,350	$—	$(33)	$1,317
	$1,350	$—	$(33)	$1,317
As of May 31, 2017, marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Available-for-sales securities
New York State government agency obligations	$1,350	$—	$(135)	$1,215
	$1,350	$—	$(135)	$1,215
The amortized cost and fair value of marketable securities as of May 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
(in thousands)
As of May 31, 2018:
Due in one year or less	$—	$—
Due after one through five years	—	—
Due after five through twenty years (1)	1,350	1,317
	$1,350	$1,317
(1) This auction rate security represents investments available for current operations and are classified as current in the consolidated balance sheets.

5. INVENTORIES
As of May 31, 2018 and 2017, inventories consisted of the following:

	May 31, 2018	May 31, 2017
(in thousands)
Raw materials	$18,678	$17,563
Work in process	10,808	12,602
Finished goods	19,430	24,341
Total	$48,916	$54,506

The Company periodically reviews its inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at May 31, 2018 and 2017 was $6.1 million and $7.3 million, respectively. Of the $6.1 million reserve at May 31, 2018, $1.6 million relates to the inventory reserve for Acculis inventory as a result of the recall announced in the fourth quarter of fiscal year 2017 and $0.7 million relates to a specific reserve related to the termination of an agreement with a Japanese distributor in the second quarter of fiscal year 2018. Of the $7.3 million in the prior year, $2.4 million relates to the reserve for Acculis inventory.

6. PREPAID EXPENSES AND OTHER
As of May 31, 2018 and 2017, prepaid expenses and other consisted of the following:

	May 31, 2018	May 31, 2017
(in thousands)
Software licenses	$1,043	$582
License fees	143	118
Trade shows	223	162
Rent	134	121
Other prepaid taxes	254	544
Medical device excise tax receivable	—	1,837
Other	2,505	2,762
Total	$4,302	$6,126

7. PROPERTY, PLANT AND EQUIPMENT, NET
As of May 31, 2018 and 2017, property, plant and equipment are summarized as follows:

	May 31, 2018	May 31, 2017
(in thousands)
Building and building improvements	$39,887	$40,597
Machinery and equipment	22,668	25,434
Computer software and equipment	24,899	25,668
Construction in progress	2,153	1,464
	89,607	93,163
Less accumulated depreciation and amortization	(48,794)	(49,652)
	40,813	43,511
Land and land improvements	1,648	1,723
	$42,461	$45,234
Depreciation expense for fiscal 2018, 2017 and 2016 was $4.6 million, $6.0 million and $8.2 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

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

Even though the Company determined that there was no goodwill impairment as of December 31, 2017, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2018. The Company continued to assess for potential impairment through May 31, 2018 and noted no events that would be considered a triggering event. There were no adjustments to goodwill for the years ended May 31, 2018 and 2017.
As of May 31, 2018 and 2017, intangible assets consisted of the following:

	May 31, 2018
	Gross carrying value	Accumulated amortization	Net carrying value
(in thousands)
Product technologies	$147,175	$(68,880)	$78,295
Customer relationships	56,428	(23,237)	33,191
Trademarks	28,400	(11,809)	16,591
Licenses	5,752	(4,357)	1,395
Distributor relationships	1,250	(412)	838
	$239,005	$(108,695)	$130,310

	May 31, 2017
	Gross carrying value	Accumulated amortization	Net carrying value
(in thousands)
Product technologies	$147,172	$(59,696)	$87,476
Customer relationships	56,375	(19,194)	37,181
Trademarks	28,400	(9,069)	19,331
Licenses	4,487	(3,821)	666
Distributor relationships	1,250	(229)	1,021
	$237,684	$(92,009)	$145,675
Amortization expense was $16.6 million, $17.3 million and $18.0 million for fiscal years 2018, 2017 and 2016, respectively.
Annual amortization of these intangible assets is expected to approximate the following amounts for each of the next five fiscal years:

(in thousands)
2019	$16,555
2020	15,001
2021	13,842
2022	12,958
2023	12,507
2024 and thereafter	59,447
$130,310

9. INCOME TAXES

The components of income (loss) before income tax (benefit) expense for the years ended May 31 are as follows:

	2018	2017	2016
(in thousands)
Income (loss) before tax expense:
U.S.	$6,274	$8,825	$(4,444)
Non-U.S.	1,191	1,022	1,191
	$7,465	$9,847	$(3,253)

Income tax (benefit) expense is comprised of the following:

	2018	2017	2016
(in thousands)
Current
Federal	$(148)	$—	$34
State and local	152	141	103
Non U.S.	73	270	217
	77	411	354
Deferred	(8,947)	4,428	39,983
Income tax (benefit) expense	$(8,870)	$4,839	$40,337

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	May 31, 2018	May 31, 2017
(in thousands)
Deferred tax assets
Net operating loss carryforward	$33,880	$55,975
Stock-based compensation	2,421	2,653
Federal and state R&D tax credit carryforward	3,644	2,548
Inventories	1,550	2,407
Expenses incurred not currently deductible	1,714	6,522
Accrued liabilities	277	1,289
Gross deferred tax asset	43,486	71,394
Deferred tax liabilities
Excess tax over book depreciation and amortization	34,044	49,158
	34,044	49,158
Valuation Allowance	(26,607)	(48,348)
Net deferred tax liability (1)	$(17,165)	$(26,112)

(1) Net deferred tax liability is inclusive of a non-U.S. $0.08 million deferred tax asset that is included in other assets on the Company's balance sheet for the year ended May 31, 2018.

The net deferred tax liability as of May 31, 2018 and 2017 principally relates to tax amortization of intangibles that have an indefinite reversal period for book purposes, also known as a “naked credit deferred tax liability”, that cannot be considered as a source of income to recover the deferred tax asset.

The Company's Federal net operating loss carryforwards as of May 31, 2018 after considering IRC Section 382 limitations are $157.8 million. The expiration of the Federal net operating loss carryforwards are as follows: $28.8 million between 2018 and 2023 and $129.0 million between 2027 and 2037.

The Company's state net operating loss carryforwards as of May 31, 2018 after considering remaining IRC Section 382 limitations are $19.1 million which expire in various years from 2018 to 2038.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, expanding the tax base and imposing a tax deemed repatriated earnings of foreign subsidiaries.  The Tax Reform Act permanently reduces the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
The Company’s estimated fiscal 2018 blended U.S. federal statutory corporate income tax rate of 28.6% was applied in the computation of the income tax provision for the year ended May 31, 2018 and represents the average rate between the pre-enactment U.S. federal statutory corporate tax rate of 35% and the post-enactment U.S. federal statutory corporate tax rate of 21% thereafter.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year that begins on the date of enactment of December 22, 2017. The Company has elected to apply the measurement period guidance provided in SAB 118. The final impact of the Tax Reform Act may differ from the estimates reported due to, among other things, changes in interpretations and assumptions made by us, additional guidance that may be issued by the U.S. Department of the Treasury and actions that we may take as a result.

The Company has estimated the provision for incomes taxes in accordance with the Tax Reform Act and guidance available as of the date of this filing and as a result recorded a provisional amount of one-time income tax benefit of $9.3 million in the third quarter of fiscal year 2018, the period in which the legislation was enacted. This estimate has not changed as of May 31, 2018.
Due to various uncertainties as described above, the Company has not completed its accounting for certain tax impacts of the Act. A discussion of the most significant impacts of tax law changes under the Act for which the accounting is incomplete is as follows:
The Company is required to record deferred tax assets and liabilities based on the enacted tax rates at which they are expected to reverse in the future. The Company has remeasured its deferred tax positions as of December 31, 2017 at the new enacted tax rate, resulting in a decrease to it net deferred tax assets and a corresponding decrease to its valuation allowance, with no net impact to tax expense. The Company recorded an income tax benefit of approximately $9.3 million due to the revaluation of the naked credit deferred tax liability. The Tax Reform Act changed the NOL carryover rules and created a new limitation on their use. NOLs created in fiscal 2018 and beyond may be carried forwarded indefinitely in any year. As a result, the Company’s naked credit deferred tax liability can now be considered as a source of income to recover indefinite lived NOLs. Consequently, the Company has offset certain of its naked credit deferred tax liability against its deferred tax assets resulting in a reduction in the valuation allowance and a $3.0 million benefit in the year ended May 31, 2018.

The Tax Reform Act imposes a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. Based on the information available as of December 31, 2017, the Company estimated undistributed foreign earnings of approximately $4.9 million. The taxable income arising from this deemed repatriation is expected to result in the utilization of net operating loss carryforwards and other tax credits, offset by changes in the valuation allowance, resulting in no net impact to tax expense.

The Tax Reform Act also creates a new requirement that certain income earned by foreign subsidiaries (“GILTI”), must be included in U.S. gross income. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current period expense when incurred. The Company has not yet adopted an accounting policy.
The other provisions of the Tax Reform Act are not expected to have a material impact on the Company's financial statements.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included its history of net operating losses, which resulted in the Company recording a full valuation allowance for its deferred tax assets in fiscal 2016 and each year thereafter. The Company was marginally profitable (pretax and adjusted for permanent items) on a cumulative basis for the three years ended May 31, 2018, but substantially all of that profitability was achieved during 2018.

Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence and therefore the Company has provided a valuation allowance for the full amount, with the exception of the naked credit deferred tax liability, of its net deferred tax asset as of May 31, 2018. The decrease in the valuation allowance during fiscal 2018 was principally due to the impact of tax reform as discussed above. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

The Company's consolidated income tax expense has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to the Company's income before income taxes for the following reasons:

	Year ended May 31,
	2018	2017	2016
(in thousands)
Income tax (benefit) expense at statutory tax rate of 28.6%, 35.0% and 35.0%, respectively	$2,136	$3,447	$(1,139)
Effect of graduated tax rates	—	(98)	33
State income taxes, net of Federal tax benefit	120	(22)	(215)
Impact of Non-U.S. operations	(288)	403	(162)
Research and development tax credit	(951)	(403)	(499)
Impact of tax reform	10,912	—	—
Meals and entertainment	242	266	329
Non-deductible interest on contingent payments	—	174	262
Non-taxable gain on revaluation of contingent consideration liability	—	(5,576)	(170)
Change in valuation allowance	(21,741)	6,139	40,685
Effect of elimination of stock compensation APIC pool	—	1,380	739
IPR&D intangible write-off	—	(1,224)	—
Other	700	353	474
Income tax (benefit) expense	$(8,870)	$4,839	$40,337

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year ended May 31,
	2018	2017	2016
(in thousands)
Unrecognized tax benefits balance at June 1	$899	$899	$—
Increase in gross amounts of tax positions related to prior years	—	—	899
Decrease in gross amounts of tax positions related to prior years due to U.S. tax reform	(287)	—	—
Decrease due to lapse in statute of limitations	(148)	—	—
Unrecognized tax benefits balance at May 31	$464	$899	$899

The table above includes unrecognized tax benefits associated with the calculation of limitations placed on the utilization of tax attributes related to an acquired company. If recognized $0.5 million would result in adjustments to other tax accounts.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. There are no accrued interest and penalties recognized in the consolidated balance sheet as of May 31, 2018 and May 31, 2017.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Fiscal years 2015 through 2018 remain open to examination by the various tax authorities.
The Company does not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.
The accumulated undistributed earnings of the Company’s foreign operations amounted to $4.9 million and $5.3 million at May 31, 2018 and 2017, respectively. These earnings are considered indefinitely reinvested. Beginning in 2018, except for

GILTI, the Company will no longer record United States federal income tax on its share of the income of its foreign subsidiaries, nor will it record a benefit for foreign tax credits related to that income.  Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would have no further federal income tax liability.
10. ACCRUED LIABILITIES
As of May 31, 2018 and 2017, accrued liabilities consist of the following:

	May 31, 2018	May 31, 2017
(in thousands)
Payroll and related expenses	$10,235	$11,383
Royalties	1,537	2,885
Accrued severance	1,940	2,075
Sales and franchise taxes	683	856
Outside services	2,396	1,622
Litigation matters (Note 15)	12,500	12,500
Acculis recall liability	—	2,563
Other	5,135	4,920
Total	$34,426	$38,804

In the fourth quarter of fiscal year 2017, the Company issued a voluntary recall of its Acculis probes that were sold over the past two years and recorded a liability of $2.6 million. In the third quarter of fiscal year 2018, the Company completed the replacement of Acculis probes that were returned for Solero probes.

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
On November 7, 2016, the Company borrowed $100.0 million under the Term Loan and approximately $16.5 million under the Revolving Facility to repay the balance of $116.5 million under the former credit agreement. As of May 31, 2018 and 2017 the carrying value of long-term debt approximates its fair market value.
The proceeds of the Revolving Facility may be used for general corporate purposes of the Company and its subsidiaries. The Facilities have a five year maturity.  Interest on both the Term Loan and Revolving Facility are based on a base rate or Eurodollar rate plus an applicable margin which increases as total leverage ratio increases, with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.50% to 2.25% respectively. In case of default, the interest rate may be increased by 2.0%. The Revolving Facility carries a commitment fee of 0.20% to 0.35% per annum on the unused portion. The interest rate on the Term Loan at May 31, 2018 was 3.41%.
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
* The definitions of consolidated total indebtedness and consolidated EBITDA are maintained in the credit agreement included as an exhibit to Form 8-k filed on November 10, 2016 and in Amendment One, dated May 24, 2018 and included as an exhibit to the fiscal 2018 Form 10-K. This amendment increased the amount of U.S. cash that can be utilized to calculate net debt from $10.0 million to $20.0 million.

The Company was in compliance with both covenants as of May 31, 2018.

The Company's maturities of principal obligations under the credit agreement are as follows, as of May 31, 2018:

(in thousands)
2019	$5,000
2020	7,500
2021	11,250
2022	68,750
Total term loan	92,500
Revolving facility	—
Total debt	92,500
Less: Unamortized debt issuance costs	(879)
Total	91,621
Less: Current portion of long-term debt	(5,000)
Total long-term debt, net of current portion	$86,621

12. RETIREMENT PLANS

The Company has a 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by the Company. Matching contributions were $3.9 million, $4.2 million and $3.7 million in 2018, 2017 and 2016, respectively. There are also various immaterial foreign retirement plans.

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

As of May 31, 2018, there remained approximately 1.8 million shares available for granting under the 2004 Plan.

The following table summarizes information about stock option activity for the fiscal year ended May 31, 2018:

	Shares	Weighted- average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year - June 1, 2017	1,667,443	$15.01
Granted	518,498	$16.78
Exercised	(271,344)	$14.83
Forfeited	(204,184)	$16.24
Expired	(14,000)	$15.75
Outstanding at end of year - May 31, 2018	1,696,413	$15.42	5.58	$9,520
Options exercisable at year-end	652,543	$14.41	3.48	$4,321
Options expected to vest in future periods	1,043,870	$16.05	6.90	$5,199

Stock options are granted at exercise prices equal to the quoted market price of common stock at the date of the grant. Options vest 25% per year over four years for employees. Grants to directors vest 33.33% per year over three years. Stock options granted prior to May 1, 2007 and after June 1, 2017 expire on the tenth anniversary of the grant date. Stock options granted between May 1, 2007 through May 31, 2017 expire on the seventh anniversary of the grant date.

The Company measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during the years ended May 31, 2018, 2017 and 2016 was $4.95, $4.70, and $4.16, respectively. The following assumptions were used in arriving at the fair value of options granted during 2018, 2017 and 2016, respectively: risk-free interest rates of 2.08%, 1.30% and 1.48%; expected volatility of 30%, 31%, and 31%; and expected lives of 4.72 years, 4.80 years, and 4.81 years. The Company does not declare dividends therefore a dividend yield of zero was used for the years ended May 31, 2018, 2017 and 2016. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury bonds whose maturity period equals the expected term of the option. Expected volatilities are based on the historical volatility of the Company's stock. The expected option lives are based on historical experience of employee exercise behavior.

The total intrinsic value of options exercised during the years ended May 31, 2018, 2017 and 2016 was $0.7 million, $2.8 million, and $0.1 million, respectively. As of May 31, 2018, there was $3.9 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a weighted average period of 3 years.

Cash received from option exercises during 2018, 2017 and 2016 was $2.0 million, $9.9 million and $1.3 million, respectively. The tax benefit realized from stock options exercised during the year ended May 31, 2016 was $0.1 million. Due to the valuation allowance there was no tax benefit realized from stock option exercises during the years ended May 31, 2018 and 2017.

Performance Share and Restricted Stock Unit Awards

The Company grants restricted stock units to certain employees under the 2004 Plan which give the recipients the right to receive shares of Company stock upon vesting. The restricted stock unit awards vest in four equal annual installments beginning on the first anniversary of the grant date. Restricted stock unit awards granted to directors vest over one year. Unvested restricted stock unit awards will be forfeited if the recipient ceases to be employed by the Company.

 The following table summarizes information about restricted stock unit activity for the year ended May 31, 2018:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year, June 1, 2017	439,297	$15.55
Granted	299,392	$16.60
Vested	(158,756)	$16.83
Canceled	(105,431)	$18.25
Non-vested at end of year, May 31, 2018	474,502	$16.23

The fair value of each restricted stock unit is the market price of Company stock on the date of grant. The weighted average grant date fair value of restricted stock units granted during the years ended May 31, 2018, 2017 and 2016 was $16.60, $16.54 and $15.21, respectively. The total intrinsic value of restricted stock units (meaning the fair value of the units on the date of vest) vesting during the years ended May 31, 2018, 2017 and 2016 was $2.7 million, $2.9 million, and $2.5 million, respectively. As of May 31, 2018, there was $5.1 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of 3 years.

The Company grants performance share awards to certain employees under the 2004 Plan which gives the recipients the right to receive shares of Company stock if certain criteria is met. The performance criteria is established by the compensation committee for vesting of the performance share awards and is determined by the achievement of relative total shareholder return ("TSR"). Performance share awards are subject to additional conditions, including the recipient’s continued employment with the Company.

 The following table summarizes information about performance unit award activity for the year ended May 31, 2018:

	Performance Unit Awards	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year, June 1, 2017	361,164	$18.54
Granted	135,135	$23.83
Vested	—	$—
Canceled	(44,443)	$22.76
Non-vested at end of year, May 31, 2018	451,856	$19.75

During fiscal years 2018, 2017 and 2016, we granted performance unit awards that include a three-year market condition. Vesting of the performance unit awards is based on the Company's level of attainment of specified total shareholder return ("TSR") targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods. It is also subject to the continued employment of the grantees. In order to estimate the fair value of such awards, we used a

Monte Carlo Simulation valuation model on the date of the grant. For the years ended May 31, 2018, 2017 and 2016, the weighted average grant date fair market value for new grants was $23.83, $22.61 and $18.07, respectively. Compensation cost is recognized over the performance period which is typically three years. As of May 31, 2018, 0.5 million performance share units with a weighted average remaining contractual term of 2 years and $3.9 million of unrecognized compensation cost were outstanding.

Compensation Expense

The following tables represents the break out of share-based compensation included in the Company's consolidated statement of operations:

	Year ended May 31,
(in thousands)	2018	2017	2016
Cost of sales	$119	$299	$172
Research and development	554	314	349
Sales and marketing	1,778	1,762	1,489
General and administrative	5,461	4,026	2,291
Acquisition, restructuring and other items, net	—	(218)	(1,061)
	$7,912	$6,183	$3,240

The income tax benefit on the compensation expense recognized for all share-based compensation arrangements was $1.8 million, $2.2 million and $1.0 million for the years ended May 31, 2018, 2017 and 2016, respectively. The income tax benefit for 2018, 2017 and 2016 are negated by the full valuation allowance established as of May 31, 2016.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides a means by which employees (the “participants”) are given an opportunity to purchase the Company's common stock through payroll deductions. A total of 2,500,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan. Shares are offered through two purchase periods, each with duration of approximately 6 months, commencing on the first business day of the first and third fiscal quarters. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the Board of Directors. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. During the year ended May 31, 2015, an additional 800,000 shares of the Company's common stock have been reserved for issuance under the Stock Purchase Plan. During the year ended May 31, 2017, an additional 500,000 shares of the Company's common stock were reserved for issuance under the Stock Purchase Plan.

The Company uses the Black-Scholes option-pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognize expense related to shares purchased ratably over the offering period. During the years ended May 31, 2018, 2017 and 2016, 89,943, 129,185 and 137,957 shares, respectively, were issued at an average price of $14.03, $11.00 and $10.67, respectively, under the Stock Purchase Plan. As of May 31, 2018, 1.2 million shares remained available for future purchases under the Stock Purchase Plan.

Share Repurchases

On November 6, 2016, the Board of Directors approved the Repurchase Program under which they authorized the Company the option to repurchase up to $25.0 million of its outstanding common stock during the twenty-four month period ending November 6, 2018. During the second quarter of fiscal year 2017, the Company repurchased 500,000 shares of common stock in the open market at an aggregate cost of $7.8 million under the Repurchase Program. During the fourth quarter of fiscal year 2017, the Company repurchased 370,000 shares of common stock in the open market at an aggregate cost of $5.7 million under the Repurchase Program. As of May 31, 2018, $11.4 million remained available for repurchase under the Repurchase Program.

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
The following table reconciles basic to diluted weighted average shares outstanding for the years ended May 31, 2018, 2017 and 2016:

	Year ended May 31,
	2018	2017	2016
Basic	37,074,797	36,616,859	36,161,383
Effect of dilutive securities	464,603	342,391	—
Diluted	37,539,400	36,959,250	36,161,383

Securities excluded as their inclusion would be anti-dilutive	1,077,256	1,058,790	3,277,037

15. COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under non-cancelable operating leases for facilities and equipment. During fiscal 2018, 2017 and 2016, aggregate rental costs under all operating leases were approximately $2.8 million, $2.5 million and $2.5 million, respectively. Future annual payments under non-cancelable operating leases in the aggregate, of which one includes an escalation clause, with initial remaining terms of more than one year at May 31, 2018, are summarized as follows (in thousands):

(in thousands)
2019	$2,234
2020	1,829
2021	993
2022	884
2023 and thereafter	1,668
$7,608

Other Commitments and Contingencies

The following table summarizes the Company's other future commitments and contingencies as of May 31, 2018

(in thousands)	Total	2019	2020	2021	2022	2023 and thereafter
Purchase obligations (1)	$56,201	$11,751	$14,243	$15,485	$9,189	$5,533
Royalties	45,000	3,000	3,500	3,500	3,500	31,500
Other	667	167	167	167	166	—
	$101,868	$14,918	$17,910	$19,152	$12,855	$37,033

(1)	The non-cancelable inventory purchase obligations are not reflected on our consolidated balance sheets under accounting principles generally accepted in the United States of America.

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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the “Utah Action”). Bard’s Complaint sought unspecified damages and other relief. We filed petitions for reexamination in the U.S. Patent and Trademark Office (“USPTO”) seeking to invalidate all three patents asserted by Bard in the litigation. Our petitions were granted and 40 of Bard's 41 patent patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the USPTO Board of Appeals and Interferences for all three reexaminations. The Patent Office issued decisions in all three appeals. In one (issued on March 11, 2016 for U.S. Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims.   In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947.022) the rejections of all  twenty claims under reexamination were affirmed. Thereafter, Bard filed Requests for Rehearing in all three reexamination appeals and the Company filed Requests for Rehearing in two of the reexamination appeals (the ‘302 and ‘615 patent reexaminations). The PTO denied all three Rehearing Requests - - on February 1, 2017 for the ‘302 reexam; on February 17, 2017 for the ‘022 reexam; and on February 21, 2017 for the ‘615 reexam, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.  Bard filed a Notice of Appeal to the Federal Circuit Court of Appeals in all three reexams and the Company filed Cross-Appeals for the ‘302 and the ‘615 reexams. The parties have completed the process of filing the various appellate briefs.  MedComp also filed an Amicus Brief in support of the Company on November 22, 2017. A date for the oral hearing has not yet been set. The Utah Action has been stayed pending final resolution of the USPTO process. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, C.R. Bard, Inc. (“Bard”) and Bard Peripheral Vascular, Inc. (“BPV”) filed suit in the United States District Court for the District of Delaware claiming certain of our implantable port products infringe on  three U.S. patents held by Bard (the “Delaware Action”). Bard's complaint seeks unspecified damages and other relief. The patents asserted in the Delaware Action are different than those asserted in the Utah Action. On June 1, 2015, the Company filed two motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. On January 12, 2016, the Court issued a decision denying both motions. A Markman hearing was held on March 10, 2017 and the Court issued its Claim Construction Order on May 19, 2017. On May 19, 2017, Bard served its Final Infringement Contentions and on June 2, 2017, the Company served its Final Invalidity Contentions.

On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018. The parties completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial to a later date to be determined by the Court and the parties. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

As of May 31, 2017 the Company accrued $12.5 million for these matters and in August 2017, the Company agreed in principle with the government to resolve these matters for approximately $12.5 million. This amount was still accrued for at May 31, 2018 and was paid in the first quarter of fiscal year 2019.

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

Total sales by product category are summarized below (in thousands):

	Year ended May 31,
(in thousands)	2018	2017	2016
Net sales by Product Category
Peripheral Vascular	$202,334	$208,602	$205,620
Vascular Access	92,760	96,481	99,375
Oncology/Surgery	49,191	44,560	48,895
Total	$344,285	$349,643	$353,890

Geographic information

Total sales for geographic areas are summarized below (in thousands):

	Year ended May 31,
(in thousands)	2018	2017	2016
Net sales by Geography
United States	$273,327	$282,168	$285,824
International	70,958	67,475	68,066
Total	$344,285	$349,643	$353,890
For fiscal years 2018, 2017 and 2016, International sales as a percentage of total net sales were 21%, 19% and 19%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales. 99% of long-lived assets are located within the United States.

17. ACQUISITION, RESTRUCTURING AND OTHER ITEMS, NET

For the years ended May 31, 2018, 2017 and 2016 acquisition, restructuring and other items, net consisted of:

	Year ended May 31,
(in thousands)	2018	2017	2016
Legal	$10,067	$19,480	$7,487
Intangible and other asset impairment	—	5,604	352
Restructuring	4,674	1,348	1,462
Other	691	1,078	3,290
Total	$15,432	$27,510	$12,591

Of the $19.5 million in legal for fiscal year 2017, $12.5 million relates to a reserve for DOJ litigation settlement (see Note 15) and the remaining legal expenses relates to DOJ matters. The remaining legal expenses relate to litigation that is outside of the normal course of business.

Restructuring

The Company evaluates its performance and looks for opportunities to improve the overall operations of the Company on an ongoing basis. As a result of this evaluation, certain restructuring initiatives are taken to enhance the Company’s overall operations.

Operational Consolidation

On February 1, 2017, the Company announced to employees an operational consolidation plan (the “plan”) to consolidate manufacturing facilities in Manchester, GA and Denmead, UK into the Glens Falls and Queensbury, NY facilities. This plan will streamline and optimize the manufacturing functions into one centralized location increasing the utilization of the Glens Falls and Queensbury facilities, optimizing inventory and reducing cost of goods sold through savings in overhead expenses and direct labor. The restructuring activities associated with the plan were completed in the fourth quarter of fiscal year 2018 with immaterial validation costs to be incurred in the first quarter of fiscal year 2019.

The Company recorded restructuring charges related to the plan during the year ended May 31, 2018 and 2017 of $4.7 million and $1.3 million, respectively. Total restructuring charges recorded as part of the plan were $6.0 million. Termination benefits are only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits are being recorded ratably over the service period.

The following table presents a rollforward of the restructuring reserve for the years ended May 31, 2018 and 2017:

				Contract
	Termination	Plant	Regulatory	Cancellation	Other
	Benefits	Consolidation	Filings	Costs	Costs	Total
(in thousands)
Balance at May 31, 2016	$—	$—	$—	$—	$—	$—
Charges	851	494	—	—	3	1,348
Non-cash adjustments	—	(108)	—	—	—	(108)
Cash payments	—	(275)	—	—	(3)	(278)
Balance at May 31, 2017	$851	$111	$—	$—	$—	$962
Charges	1,440	2,892	68	200	74	4,674
Non-cash adjustments	—	(276)	—	—	—	(276)
Cash payments	(1,453)	(2,706)	(56)	—	(74)	(4,289)
Balance at May 31, 2018	$838	$21	$12	$200	$—	$1,071

The Company’s restructuring liability of $1.1 million is mainly comprised of accruals for termination benefits which are expected to be paid in the next twelve months and are included in accrued expenses on the consolidated balance sheet.

18. ACCUMULATED OTHER COMPREHESIVE INCOME (LOSS)

Changes in each component of accumulated other comprehensive income (loss), net of tax, are as follows for fiscal 2018 and 2017:

(in thousands)	Foreign currency translation gain (loss)	Unrealized gain (loss) on marketable securities	Total
Balance at May 31, 2016	$(760)	$(31)	$(791)
Other comprehensive income (loss) before reclassifications, net of tax	(545)	12	(533)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	$(545)	$12	$(533)
Balance at May 31, 2017	$(1,305)	$(19)	$(1,324)
Other comprehensive income before reclassifications, net of tax	270	102	372
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income	$270	$102	$372
Balance at May 31, 2018	$(1,035)	$83	$(952)

19. QUARTERLY INFORMATION (unaudited)

Quarterly results of operations during the fiscal years ended May 31, 2018 and 2017 are as follows:

	2018
	First quarter	Second quarter	Third quarter	Fourth quarter
(in thousands, except per share data)
Net sales	$85,411	$86,706	$83,851	$88,317
Gross profit	41,229	42,731	45,448	47,467
Net income (loss) (1)	(35)	249	14,019	2,102
Earnings (loss) per common share
Basic	0.00	0.01	0.38	0.06
Diluted	0.00	0.01	0.37	0.06

	2017
	First quarter	Second quarter	Third quarter	Fourth quarter
(in thousands, except per share data)
Net sales	$88,098	$89,029	$85,602	$86,914
Gross profit	45,032	45,010	43,792	42,335
Net income (loss) (2)	1,300	13,734	2,887	(12,913)
Earnings (loss) per common share
Basic	0.04	0.37	0.08	(0.35)
Diluted	0.04	0.37	0.08	(0.35)

(1) Included within net income during the third quarter of fiscal 2018 is a $9.3 million discrete tax benefit as a result of the Tax Reform Act and the revaluation of the Company's deferred tax assets, liabilities and valuation allowance to reflect the lower U.S. federal statutory rate (see Note 9).

(2) Included within net income (loss) during the fourth quarter of fiscal 2017 is the $12.5 million charge for a litigation reserve (see Note 15) and $4.5 million impact relating to the Acculis recall (see Note 10).
The data in the schedules above has been intentionally rounded to the nearest thousand and therefore the quarterly     amounts may not sum to the full year amounts.

AngioDynamics, Inc. and Subsidiaries

	SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
	(in thousands)
Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions - Charged to costs and expenses	Deductions	Balance at End of Period
Year Ended May 31, 2016
Allowance for deferred tax asset	$1,791	$40,685	$(267)	$42,209
Allowance for sales returns and doubtful accounts	$3,043	$3,748	$(2,419)	$4,372
Year Ended May 31, 2017
Allowance for deferred tax asset	$42,209	$6,139	$—	$48,348
Allowance for sales returns and doubtful accounts	$4,372	$(291)	$(1,136)	$2,945
Year Ended May 31, 2018
Allowance for deferred tax asset	$48,348	$—	$(21,741)	$26,607
Allowance for sales returns and doubtful accounts	$2,945	$608	$(1,087)	$2,466

EXHIBITS

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
2.1	Stockholders Agreement, dated as of May 22, 2012, among AngioDynamics, Inc. and the stockholders set forth on the signature pages thereto.	8-K	2.2	May 25, 2012
2.2	Stock Purchase Agreement, dated as of October 8, 2012, by and among AngioDynamics, Inc., Vortex Medical, Inc. (“Vortex”), the stockholders of Vortex set forth on the signature pages thereto, the option holders of Vortex set forth on the signature pages thereto and CHTP Management Services, Inc., as sellers’ representative.	8-K	2.1	October 12, 2012
3.1.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	October 7, 2005
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AngioDynamics, Inc.	10-K	3.1.2	August 10, 2015
3.2	Second Amended and Restated By-Laws, effective October 16, 2015.	8-K	10.1	October 21, 2015
10.1	Credit Agreement, dated as of November 7, 2016, by and among AngioDynamics, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents, and JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers.	8-K	10.1	November 10, 2016
10.1.1	Amendment One to the Credit Agreement dated May 24, 2018.
10.1.2	AngioDynamics, Inc. 1997 Stock Option Plan, as amended by the Board and Shareholders on February 27, 2004.	S-1	10.2	March 5, 2004
10.1.3	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (as amended).	DEF14A		September 15, 2016
10.1.4	AngioDynamics 2014 Total Shareholder Return Performance Unit Agreement Program.	10-K/A	10.1.4	January 12, 2015
10.1.5	AngioDynamics 2015 Total Shareholder Return Performance Unit Agreement Program.	10-K	10.1.5	August 10, 2015
10.1.6	AngioDynamics 2016 Total Shareholder Return Performance Unit Agreement Program.	10-K	10.1.6	August 1, 2016
10.1.7	AngioDynamics 2017 Total Shareholder Return Performance Unit Agreement Program.
10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (as amended).	DEF14A		September 15, 2016
10.3	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-Q	10.1	October 12, 2004
10.3.1	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.
10.4.2	Form of 2014 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-K/A	10.4.2	January 12, 2015
10.4.3	Form of 2015 Performance Share Award Agreement pursuant to the AngioDyanmics, Inc. 2004 Stock and Incentive Award Plan.	10-K	10.4.3	August 10, 2015
10.4.4	Form of 2016 Performance Share Award Agreement pursuant to the AngioDyanmics, Inc. 2004 Stock and Incentive Award Plan.	10-K	10.4.3	August 1, 2016
10.4.5	Form of 2017 Performance Share Award Agreement pursuant to the AngioDyanmics, Inc. 2004 Stock and Incentive Award Plan.

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
10.5	Form of Restricted Stock Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	8-K	10.3	May 12, 2005
10.6	Rita Medical Systems, Inc. 1994 Incentive Stock Plan.	S-1	10.2	May 3, 2000
10.7	Horizon Medical Products, Inc. 1998 Stock Incentive Plan.	S-1	10.11	February 3, 1998
10.8	Rita Medical Systems, Inc. 2000 Stock Plan.	S-1/A	10.3	June 14, 2000
10.9	Rita Medical Systems, Inc. 2000 Directors’ Stock Plan, as amended on June 8, 2005.	S-8	99.2	July 8, 2005
10.10	Rita Medical Systems, Inc. 2005 Stock and Incentive Plan.	S-8	99.1	July 8, 2005
10.11	Form of Indemnification Agreement of AngioDynamics, Inc.	8-K	10.1	May 12, 2006
10.11.1	Employment Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.1	April 6, 2016
10.11.2	Employment letter, dated August 18, 2016, between AngioDynamics, Inc. and Michael C. Greiner.	8-K	10.1	July 25, 2016
10.12	Change in Control Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.2	April 6, 2016
10.12.1	Form of Severance Agreement of AngioDynamics, Inc.	8-K	10.1	October 31, 2007
10.13	Form of Change in Control Agreement.	10-K/A	10.13	January 12, 2015
10.13.1	Change in Control Agreement, dated August 18, 2016, between AngioDynamics, Inc. and Michael C. Greiner.	10-Q	10.3	October 5, 2016
10.14	Performance Share Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.3	April 6, 2016
10.15	AngioDynamics, Inc. Total Shareholder Return Performance Share Award Program - Performance Period Ending July 2019.	8-K	10.4	April 6, 2016
10.16	Stock Option Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.5	April 6, 2016
10.17	Restricted Stock Unit Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.6	April 6, 2016
10.18	Separation Agreement and General Release, dated April 22, 2016, between AngioDynamics, Inc. and Joseph M. DeVivo.	8-K	10.1	April 27, 2016
14	Code of Ethics.	8-K	14	May 21, 2006
21	Subsidiaries
23	Consent of Deloitte & Touche LLP, an independent registered public accounting firm.
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Documents
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.
Date:	July 23, 2018	By:	/S/ HOWARD W. DONNELLY
Howard W. Donnelly, Chairman of the Board, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 23, 2018	/S/ HOWARD W. DONNELLY
Howard W. Donnelly,
Chairman of the Board, Director

Date:	July 23, 2018	/S/ JAMES C. CLEMMER
James C. Clemmer,
President, Chief Executive Officer (Principal Executive Officer)

Date:	July 23, 2018	/S/ MICHAEL C. GREINER
Michael C. Greiner
Executive Vice President, Chief Financial Officer, (Principal Financial and Accounting Officer)

Date:	July 23, 2018	/S/ WESLEY E. JOHNSON, JR.
Wesley E. Johnson, Jr.,
Director

Date:	July 23, 2018	/S/ JEFFREY G. GOLD
Jeffrey G. Gold,
Director

Date:	July 23, 2018	/S/ DENNIS S. METENY
Dennis S. Meteny,
Director

Date:	July 23, 2018	/S/ STEVEN R. LAPORTE
Steven R. LaPorte,
Director

Date:	July 23, 2018	/S/ KEVIN J. GOULD
Kevin J. Gould,
Director

Date:	July 23, 2018	/S/ JAN REED
Jan Reed,
Director

Date:	July 23, 2018	/S/ EILEEN AUEN
Eileen Auen,
Director