Form 10-Q
period 2018-08-31
ANGIODYNAMICS INC
filed 2018-10-01
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 28, 2018
Common Stock, par value $.01	37,121,628

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended
	Aug 31, 2018	Aug 31, 2017
Net sales	$85,340	$85,411
Cost of sales (exclusive of intangible amortization)	40,873	44,182
Gross profit	44,467	41,229
Operating expenses:
Research and development	7,662	6,441
Sales and marketing	19,433	19,402
General and administrative	8,496	8,056
Amortization of intangibles	4,116	4,096
Change in fair value of contingent consideration	12	105
Acquisition, restructuring and other items, net	4,422	2,989
Total operating expenses	44,141	41,089
Operating income (loss)	326	140
Other (expenses) income:
Interest expense, net	(917)	(723)
Other income, net	114	567
Total other expenses, net	(803)	(156)
Loss before income tax expense	(477)	(16)
Income tax expense (benefit)	(8)	19
Net loss	$(469)	$(35)
Earnings per share
Basic	$(0.01)	$—
Diluted	$(0.01)	$—
Weighted average shares outstanding
Basic	37,323	36,919
Diluted	37,323	36,919
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2018	Aug 31, 2017
Net loss	$(469)	$(35)
Other comprehensive income (loss), before tax:
Unrealized gain on marketable securities	33	—
Foreign currency translation	(125)	283
Other comprehensive income (loss), before tax	(92)	283
Income tax expense related to items of other comprehensive income	—	—
Other comprehensive income (loss), net of tax	(92)	283
Total comprehensive income (loss), net of tax	$(561)	$248
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Aug 31, 2018	May 31, 2018
Assets
Current assets
Cash and cash equivalents	$24,762	$74,096
Marketable securities	1,350	1,317
Accounts receivable, net of allowances of $2,222 and $2,466, respectively	40,164	39,401
Inventories	49,721	48,916
Prepaid expenses and other	4,888	4,302
Total current assets	120,885	168,032
Property, plant and equipment, net	42,163	42,461
Other assets	3,637	3,417
Intangible assets, net	144,194	130,310
Goodwill	382,992	361,252
Total assets	$693,871	$705,472
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$16,916	$15,775
Accrued liabilities	19,900	34,426
Current portion of long-term debt	5,000	5,000
Current portion of contingent consideration	3,973	2,100
Total current liabilities	45,789	57,301
Long-term debt, net of current portion	85,444	86,621
Deferred income taxes	17,154	17,173
Contingent consideration, net of current portion	—	1,161
Other long-term liabilities	595	621
Total liabilities	148,982	162,877
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 75,000,000 shares authorized; 37,861,057 and 37,594,493 shares issued and 37,491,057 and 37,224,493 shares outstanding at August 31, 2018 and May 31, 2018, respectively	372	370
Additional paid-in capital	546,615	543,762
Retained earnings	4,660	5,129
Treasury stock, 370,000 shares at August 31, 2018 and May 31, 2018, respectively	(5,714)	(5,714)
Accumulated other comprehensive loss	(1,044)	(952)
Total Stockholders’ Equity	544,889	542,595
Total Liabilities and Stockholders' Equity	$693,871	$705,472
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2018	Aug 31, 2017
Cash flows from operating activities:
Net loss	$(469)	$(35)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,599	5,793
Stock based compensation	2,150	1,797
Change in fair value of contingent consideration	12	105
Deferred income taxes	(10)	(82)
Change in accounts receivable allowances	(228)	278
Other	25	(567)
Changes in operating assets and liabilities:
Accounts receivable	(562)	3,103
Inventories	(761)	(781)
Prepaid expenses and other	(1,200)	620
Accounts payable, accrued and other liabilities	(13,429)	(7,195)
Net cash provided by (used in) operating activities	(8,873)	3,036
Cash flows from investing activities:
Additions to property, plant and equipment	(682)	(501)
Cash paid for acquisition	(37,000)	—
Net cash used in investing activities	(37,682)	(501)
Cash flows from financing activities:
Repayment of long-term debt	(1,250)	(1,250)
Payment of acquisition related contingent consideration	(2,100)	(2,100)
Proceeds from exercise of stock options and employee stock purchase plan	705	812
Net cash used in financing activities	(2,645)	(2,538)
Effect of exchange rate changes on cash and cash equivalents	(134)	659
Increase (decrease) in cash and cash equivalents	(49,334)	656
Cash and cash equivalents at beginning of period	74,096	47,544
Cash and cash equivalents at end of period	$24,762	$48,200
Supplemental disclosure of non-cash investing and financing activities:

Contractual obligations for acquisition of fixed assets	$38	$38
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2018	37,594,493	$370	$543,762	$5,129	$(952)	(370,000)	$(5,714)	$542,595
Net loss				(469)				(469)
Exercise of stock options	71,336	1	607					608
Issuance/Cancellation of restricted stock units	149,446		(460)					(460)
Issuance/Cancellation of performance share units	5,235							—
Purchases of common stock under ESPP	40,547	1	556					557
Stock-based compensation			2,150					2,150
Other comprehensive loss, net of tax					(92)			(92)
Balance at August 31, 2018	37,861,057	$372	$546,615	$4,660	$(1,044)	(370,000)	$(5,714)	$544,889
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet as of August 31, 2018, the consolidated statement of stockholders’ equity for the three months ended August 31, 2018 and the consolidated statements of income, consolidated statements of comprehensive income (loss) for the three months ended August 31, 2018 and 2017, and consolidated statements of cash flows for the three months ended August 31, 2018 and 2017 have been prepared by us and are unaudited. The consolidated balance sheet as of May 31, 2018 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended August 31, 2018 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three months ended August 31, 2018 and 2017 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.
Recent Events
On August 14, 2018, the Company acquired the BioSentry Tract Sealant System (BioSentry) technology from Surgical Specialties, LLC, a medical device company headquartered in Westwood, Massachusetts for a total purchase price of $40.0 million of which $37.0 million was paid on August 14, 2018 and $3.0 million was recorded as contingent consideration. This is part of the Company’s strategic focus on building a continuum of care within the oncology space. Refer to Note 2 for further disclosure on the acquisition.

On September 21, 2018, the Company acquired RadiaDyne, a privately held medical diagnostic and device company that designs and develops patient dose monitoring technology to improve cancer treatment outcomes for an aggregate purchase price of $50.0 million with $40.0 million of future contingent consideration related to technology and revenue milestones. This acquisition expands the Company’s growing Oncology business by adding RadiaDyne’s early-stage, proprietary OARtrac® real-time radiation dose monitoring platform and other market-leading oncology solutions, including the IsoLoc®/ImmobiLoc® and Alatus® balloon stabilizing technologies.
2. ACQUISITIONS

On August 14, 2018, the Company acquired the BioSentry product from Surgical Specialties, LLC (“SSC”), for an aggregate purchase price of $40.0 million of which $37.0 million was paid on August 14, 2018 and $3.0 million was recorded as contingent consideration. The contingent consideration liability was recorded at fair value of $2.8 million and will be payable to SSC upon fulfillment of hydrogel orders.
The Company accounted for the BioSentry acquisition under the acquisition method of accounting for business combinations. Accordingly, the cost to acquire the assets was allocated to the underlying net assets in proportion to estimates of their respective fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. Goodwill is non-deductible for income tax purposes.
The Company has not disclosed the amount of revenue and earnings for sales of BioSentry products since acquisition, nor proforma information, because these amounts are not significant to the Company's financial statements. Acquisition-related costs associated with the BioSentry acquisition, which are included in acquisition, restructuring and other expenses, net in the accompanying consolidated statements of income, were approximately $1.0 million. The following table summarizes the preliminary aggregate purchase price allocated to the net assets acquired:

Aug 14, 2018
(in thousands)
Inventory	$50
Property, plant and equipment	10
Intangible assets:
BioSentry trademark	1,700
BioSentry product technology	13,800
Customer relationships	2,500
Goodwill	21,740
Net assets acquired	$39,800
The allocation of the purchase price to the assets acquired and liabilities assumed, including the amount allocated to goodwill, is subject to change within the measurement period (up to one year from the acquisition date) as additional information that existed at the date of the acquisition related to the values of assets acquired and liabilities assumed is obtained.
The values assigned to the BioSentry trademark and product technologies were derived using the relief-from-royalties method under the income approach. This approach is used to estimate the cost savings that accrue for the owner of an intangible asset who would otherwise have to pay royalties or licensing fees on revenues earned through the use of the asset if they had not owned the rights to use the assets. The net after-tax royalty savings are calculated for each year in the remaining economic life of the intangible asset and discounted to present value. The trademark and product technologies are deemed to have a 15-year useful life and are amortized on a straight-line basis over their useful life.
The value assigned to customer relationships was derived using the multi-period excess earnings method under the income approach. This approach estimates the excess earnings generated over the lives of the customers that existed as of the acquisition date and discounts such earnings to present value. Customer relationships are amortized on a straight-line basis over ten years.
The goodwill arising from the acquisition consists largely of synergies and economies of scale the Company hopes to achieve from combining the acquired assets with the Company's current operations.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Adoption of ASC Topic 606 "Revenue from Contracts with Customers"
The Company adopted ASC 606, Revenue from Contracts with Customers on June 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal 2019 reflect the application of ASC 606 guidance while the reported results for fiscal 2018 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”). For discussion of the Company’s accounting policy for revenue recognition under ASC 605, refer to Item 8 of the Annual Report on Form 10-K for the year ended May 31, 2018. The adoption of ASC 606 did not have an impact on the Company’s consolidated balance sheet, results of operations, equity or cash flows as of the adoption date or for the periods presented, other than the enhanced disclosures included in this footnote.
Revenue Recognition

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
The Company has one primary revenue stream which is the sales of its products.

Disaggregation of Revenue
The following tables summarize net product revenue by Global Business Unit ("GBU") and geography for the three months ended August 31, 2018:

(in thousands)	United States	International	Total
Net sales
Vascular Interventions & Therapies	$42,039	$7,956	$49,995
Vascular Access	20,447	3,343	23,790
Oncology	5,198	6,357	11,555
Total	$67,684	$17,656	$85,340
Net Product Revenue
The Company's products consist of a wide range of medical, surgical and diagnostic devices used by professional healthcare providers for vascular access, for the treatment of peripheral vascular disease and for use in oncology and surgical settings. Our devices are generally used in minimally invasive, image-guided procedures. Most of our products are intended to be used once and then discarded, or they may be temporarily implanted for short- or longer-term use. The Company sells its products to its distribution partners and to end users, such as interventional radiologists, interventional cardiologists, vascular surgeons, urologists, interventional and surgical oncologists and critical care nurses.
Contracts and Performance Obligations
The Company contracts with its customers based on customer purchase orders, which in many cases are governed by master purchasing agreements, to be contracts with customers. The Company’s contracts with customers are generally for product only, and do not include other performance obligations such as services or other material rights. As part of its assessment of each contract, the Company evaluates certain factors including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations.
Transaction Price and Allocation to Performance Obligations
Transaction prices of products are typically based on contracted rates. Product revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method. As such, revenue is recorded net of rebates, returns and other deductions.
If a contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products underlying each performance obligation. The Company has standard pricing for its products and determines standalone selling prices based on the price at which the performance obligation is sold separately.
Revenue Recognition
Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which occurs at a point in time, and may be upon shipment from the Company’s manufacturing site or delivery to the customer’s named location, based on the contractual shipping terms of a contract.
In determining whether control has transferred, the Company considers if there is a present right to payment from the customer and when physical possession, legal title and risks and rewards of ownership have transferred to the customer.
The Company typically invoices customers upon satisfaction of identified performance obligations. As the Company’s standard payment terms are 30 to 90 days from invoicing, the Company does not provide any significant financing to its customers.
Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

Variable Consideration
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established for discounts, returns, rebates and allowances that are offered within contracts between the Company and its customers. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as a current liability.
Rebates and Allowances: The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The Company establishes a liability for such amounts, which is included in accrued expenses in the accompanying condensed consolidated balance sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes and administrative fees the Company is required to pay to group purchasing organizations. The Company records the amount of rebates and allowances that are explicitly stated in the Company’s contracts based on actual purchases.
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the quarter, such product returns were not material.
Contract Balances with Customers
A receivable is recognized in the period the Company ships the product. Payment terms on invoiced amounts are based on contractual terms with each customer and generally coincide with revenue recognition. Accordingly, the Company does not have any contract assets associated with the future right to invoice its customers. In some cases, if control of the product has not yet transferred to the customer or the timing of the payments made by the customer precedes the Company’s fulfillment of the performance obligation, the Company recognizes a contract liability that is included in deferred revenue in the accompanying condensed consolidated balance sheets.
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

	Aug 31, 2018	May 31, 2018
(in thousands)
Receivables	$40,164	$39,401
Contract assets	$—	$—
Contract liabilities	$1,153	$1,203
During the three months ended August 31, 2018, the Company recognized $0.1 million in revenue that was included in contract liabilities as of the beginning of the period.
Costs to Obtain or Fulfill a Customer Contract
Prior to the adoption of ASC 606, the Company expensed incremental commissions paid to sales representatives for obtaining product sales. Under ASC 606, the Company recognizes an asset for incremental costs of obtaining a contract with a customer if it expects to recover those costs. The Company’s sales incentive compensation plans qualify for capitalization since these plans are directly related to sales achieved during a period of time. However, the Company has elected the practical expedient under ASC 340-40-25-4 to expense the costs as they are incurred within selling and marketing expenses since the amortization period is less than one year.
The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs, associated with the distribution of finished products to customers, are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer. Amounts charged to customers for shipping are recorded in net sales.

4. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

	Aug 31, 2018	May 31, 2018
(in thousands)
Raw materials	$21,556	$18,678
Work in process	9,829	10,808
Finished goods	18,336	19,430
Inventories	$49,721	$48,916

The Company periodically reviews for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at both August 31, 2018 and May 31, 2018 was $6.1 million. Of the $6.1 million reserve as of August 31, 2018 and May 31, 2018, $1.6 million relates to the inventory reserve for Acculis inventory as a result of the recall announced in the fourth quarter of fiscal year 2017 and $0.7 million relates to a specific reserve related to the termination of an agreement with a Japanese distributor in the second quarter of fiscal year 2018.

5. GOODWILL AND INTANGIBLE ASSETS

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

The changes in the carrying amount of goodwill for the three months ended August 31, 2018 were as follows:

(in thousands)
Goodwill balance at June 1, 2018	$361,252
Additions for BioSentry acquisition (Note 2)	21,740
Goodwill balance at August 31, 2018	$382,992

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

Even though the Company determined that there was no goodwill impairment as of December 31, 2017, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2018. The Company continued to assess for potential impairment through August 31, 2018 and noted no events that would be considered a triggering event.
Intangible assets consisted of the following:

	August 31, 2018
	Gross carrying value	Accumulated amortization	Net carrying value
(in thousands)
Product technologies	$160,973	$(71,204)	$89,769
Customer relationships	58,917	(24,199)	34,718
Trademarks	30,100	(12,411)	17,689
Licenses	5,752	(4,527)	1,225
Distributor relationships	1,250	(457)	793
	$256,992	$(112,798)	$144,194

	May 31, 2018
	Gross carrying value	Accumulated amortization	Net carrying value
(in thousands)
Product technologies	$147,175	$(68,880)	$78,295
Customer relationships	56,428	(23,237)	33,191
Trademarks	28,400	(11,809)	16,591
Licenses	5,752	(4,357)	1,395
Distributor relationships	1,250	(412)	838
	$239,005	$(108,695)	$130,310

Amortization expense for the three months ended August 31, 2018 and 2017 was $4.1 million and $4.1 million, respectively.

Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2019	$13,457
2020	16,280
2021	15,121
2022	14,236
2023	13,786
2024 and thereafter	71,314
$144,194

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	Aug 31, 2018	May 31, 2018
(in thousands)
Payroll and related expenses	$6,381	$10,235
Royalties	1,121	1,537
Accrued severance	1,428	1,940
Sales and franchise taxes	1,425	683
Outside services	4,557	2,396
Litigation matters	—	12,500
Other	4,988	5,135
	$19,900	$34,426

7. LONG TERM DEBT

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
On November 7, 2016, the Company borrowed $100.0 million under the Term Loan and approximately $16.5 million under the Revolving Facility to repay the balance of $116.5 million under the former credit agreement. As of August 31, 2018 and May 31, 2018 the carrying value of long-term debt approximates its fair market value.
The interest rate on the Term Loan at August 31, 2018 was 3.58%.

The Company was in compliance with the Credit Agreement covenants as of August 31, 2018.

The Company's maturities of principal obligations under the Credit Agreement are as follows, as of August 31, 2018:

(in thousands)
Remainder of 2019	$3,750
2020	7,500
2021	11,250
2022	68,750
Total term loan	91,250
Revolving facility	—
Total debt	91,250
Less: Unamortized debt issuance costs	(806)
Total	90,444
Less: Current portion of long-term debt	(5,000)
Total long-term debt, net	$85,444

8. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 2.3% in the first quarter of fiscal 2019, as compared to 52.9% for the same period in fiscal 2018. In fiscal 2019, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes and state taxes.
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). The Tax Reform Act is significant and has wide-ranging effects.
The Company is still studying all of the ramifications of the Tax Reform Act, but expects the primary material impact of the Act to be the remeasurement of the Company’s naked credit deferred tax liability, which was recorded in fiscal 2018 as a result of the reduction in U.S. corporate tax rates from 35% to 21%. The Tax Reform Act imposes a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. Based on the information available as of December 31, 2017, the Company estimated undistributed foreign earnings in fiscal 2018. The taxable income arising from this deemed repatriation is expected to result in the utilization of net operating loss carryforwards and other tax credits, offset by changes in the valuation allowance, resulting in no net impact to tax expense. No changes have been made to these estimates and the Company expects to complete its accounting for these items within the prescribed measurement period.
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
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence and therefore the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of August 31, 2018. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
9. SHARE-BASED COMPENSATION

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

For the three months ended August 31, 2018 and 2017, share-based compensation expense was $2.2 million and $1.8 million, respectively.

During the three months ended August 31, 2018 and 2017, the Company granted stock options and restricted stock units under the 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of the Company's shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.

In the first three months of fiscal year 2019, the Company granted market-based performance share awards under the 2004 Plan to certain employees. The awards may be earned by achieving relative performance levels over the three year requisite service period. The performance criteria are based on the total shareholder return ("TSR") of the Company's common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards are based on the closing trading value of the Company's shares on the date of grant and use a Monte Carlo simulation model.

As of August 31, 2018, there was $20.0 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The Company has sufficient shares to satisfy expected share-based payment arrangements.

10. EARNINGS PER SHARE
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
The following table reconciles basic to diluted weighted-average shares outstanding for the three months ended August 31, 2018 and 2017 (in thousands):

	Three Months Ended
(in thousands)	Aug 31, 2018	Aug 31, 2017
Basic	37,323	36,919
Effect of dilutive securities	—	—
Diluted	37,323	36,919

Securities excluded as their inclusion would be anti-dilutive	2,309	1,085

11. SEGMENT AND GEOGRAPHIC INFORMATION

The Company considers the business to be a single operating segment engaged in the development, manufacture and sale of medical devices for vascular access, peripheral vascular disease and oncology on a global basis. The Company's chief operating decision maker, the President and Chief Executive Officer (CEO), evaluates the various global product portfolios on a net sales basis. Executives reporting to the CEO include those responsible for commercial operations, manufacturing operations, regulatory and quality and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources.
The table below summarizes net sales by Global Business Unit:

	Three Months Ended
(in thousands)	Aug 31, 2018	Aug 31, 2017
Net sales
Vascular Interventions & Therapies	$49,995	$49,865
Vascular Access	23,790	23,238
Oncology	11,555	12,308
Total	$85,340	$85,411
The table below presents net sales by geographic area based on external customer location:

	Three Months Ended
(in thousands)	Aug 31, 2018	Aug 31, 2017
Net sales
United States	$67,684	$68,931
International	17,656	16,480
Total	$85,340	$85,411

12. FAIR VALUE

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

The Company's financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and contingent consideration. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the immediate or short-term maturities. The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate to our marketable securities, which are comprised of auction rate securities, and contingent consideration.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2018 and May 31, 2018:

	Fair Value Measurements using inputs considered as:			Fair Value at August 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Financial Assets
Marketable securities	$—	$—	$1,350	$1,350
Total Financial Assets	$—	$—	$1,350	$1,350
Financial Liabilities
Contingent consideration for acquisition earn out	$—	$—	$3,973	$3,973
Total Financial Liabilities	$—	$—	$3,973	$3,973

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Financial Assets
Short-term investments*	$2,100	$—	$—	$2,100
Marketable securities	—	—	1,317	1,317
Total Financial Assets	$2,100	$—	$1,317	$3,417
Financial Liabilities
Contingent consideration for acquisition earn out	$—	$—	$3,261	$3,261
Total Financial Liabilities	$—	$—	$3,261	$3,261

*Included in cash and cash equivalents.
There were no transfers between Level 1, 2 and 3 for the three months ended August 31, 2018.

The table below presents the changes in fair value components of Level 3 instruments in the three months ended August 31, 2018:

	Three Months Ended August 31, 2018
	Financial Assets	Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2018	$1,317	$3,261
Total gains or losses (realized/unrealized):
Contingent consideration liability recorded as the result of an acquisition (Note 2)	—	2,800
Change in present value of contingent consideration (1)	—	12
Fair market value adjustments	33	—
Contingent consideration payments	—	(2,100)
Balance, August 31, 2018	$1,350	$3,973
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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of August 31, 2018:

	Fair value at
(in thousands)	Aug 31, 2018	Valuation Technique	Unobservable Input	Range
Revenue based payments	$1,173	Discounted cash flow	Discount rate	4%
			Probability of payment	100%
			Projected fiscal year of payment	2019-2020

Supplier default holdback payment	$2,800	Estimated probability	Estimated probability	95%
			Project fiscal year of payment	2019
At August 31, 2018, the estimated potential amount of undiscounted future contingent consideration that we expect to pay as a result of all completed acquisitions is approximately $4.2 million, which represents the remaining contractual minimum payments.

13. MARKETABLE SECURITIES
Marketable securities, which can be government agency bonds, auction rate investments or corporate commercial paper, are classified as “available-for-sale securities” are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of related tax effects, in stockholders' equity. Cost is determined using the specific identification method. We hold an investment in an auction rate security that is high credit quality and generally achieved with municipal bond insurance. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and we may be unable to liquidate our position in the security in the near term. We have not participated in any recent auctions. As of August 31, 2018 and May 31, 2018, we had $1.4 million and $1.3 million, respectively, in investments in one auction rate security. The authorities are current in their interest payments on the security. The auction rate security will mature in 2029.
As of August 31, 2018 and May 31, 2018, marketable securities consisted of the following:

	August 31, 2018
(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Government agency obligations	$1,350	$—	$—	$1,350
	$1,350	$—	$—	$1,350

	May 31, 2018
(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Government agency obligations	$1,350	$—	$(33)	$1,317
	$1,350	$—	$(33)	$1,317

14. COMMITMENTS AND CONTINGENCIES

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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard’s Complaint sought unspecified damages and other relief. We filed petitions for reexamination in the US Patent and Trademark Office ("USPTO") seeking to invalidate all three patents asserted by Bard in the litigation. Our petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the USPTO Board of Appeals and Interferences for all three reexaminations. The Patent Office issued decisions in all three appeals. In one (issued on March 11, 2016 for US Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947.022) the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard filed Requests for Rehearing in all three reexamination appeals and the Company filed Requests for Rehearing in two of the reexamination appeals (the ‘302 and ‘615 patent reexaminations). The PTO denied all three Rehearing Requests - - on February 1, 2017 for the ‘302; on February 17, 2017 for the ‘022; and on February 21, 2017 for the ‘615, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.  Bard filed a Notice of Appeal to the Federal Circuit Court of Appeals in all three reexams and the Company filed Cross-Appeals for the ‘302 and the ‘615 reexams. The parties have completed the process of filing the various appellate briefs.  MedComp also filed an Amicus Brief in support of the Company on November 22, 2017. An oral hearing in the case was held on September 5, 2018. The Utah Action has been stayed pending final resolution of the USPTO process.  We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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
On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018. The parties completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial until March 2019. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
AngioDynamics, Inc. v. C.R. Bard, Inc.

On May 30, 2017, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”).  In this action, we allege that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs.  We allege that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs.  We seek both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017. On August 6, 2018 the court denied Bard’s motion in its entirety.  Initial conference in the case is scheduled for October 2, 2018.
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
As of May 31, 2017, the Company accrued $12.5 million for these matters and in August 2017 the Company agreed in principle with the government to resolve these matters for approximately $12.5 million plus interest. In July 2018, the Company executed the final settlements and paid approximately $12.7 million.

15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET

Acquisition, Restructuring and Other Items
For the three months ended August 31, 2018 and 2017 acquisition, restructuring and other items, net consisted of:

	Three months ended
(in thousands)	Aug 31, 2018	Aug 31, 2017
Legal*	$2,880	$1,611
Mergers and acquisitions	1,318	153
Restructuring	130	1,216
Other	94	9
Total	$4,422	$2,989

*Legal expenses related to litigation that is outside of the normal course of business.

Restructuring

The Company evaluates its performance and looks for opportunities to improve the overall operations of the Company on an ongoing basis. As a result of this evaluation, certain restructuring initiatives are taken to enhance the Company’s overall operations.
Operational Consolidation
On February 1, 2017, the Company announced to employees an operational consolidation plan (the “plan”) to consolidate our manufacturing facilities in Manchester, GA and Denmead, UK into the Glens Falls and Queensbury, NY facilities. This plan will streamline and optimize the manufacturing functions into one centralized location increasing the utilization of the Glens Falls and Queensbury facilities, optimizing inventory and reducing cost of goods sold through savings in overhead expenses and direct labor. The restructuring activities associated with the plan were completed in the fourth quarter of fiscal year 2018 with immaterial costs to be incurred in fiscal year 2019.
The Company recorded restructuring charges related to the plan during the three months ended August 31, 2018 of $0.1 million. During the three months ended August 31, 2017, the Company recorded $1.2 million. Total restructuring charges recorded to date are $6.1 million. Termination benefits are only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits are being recorded ratably over the service period.
The table below presents the restructuring reserve for the three months ended August 31, 2018:

	Three Months Ended August 31, 2018
	Termination Benefits	Plant Consolidation	Regulatory Filings	Contract Cancellation Costs	Other Costs	Total
(in thousands)
Balance at May 31, 2018	$838	$21	$12	$200	$—	$1,071
Charges	—	110	20	—	—	130
Non-cash adjustments	—	—	—	—	—	—
Cash payments	(521)	(114)	(18)	—	—	(653)
Balance at August 31, 2018	$317	$17	$14	$200	$—	$548
The Company’s restructuring liability of $0.5 million is mainly comprised of accruals for termination benefits which are included in accrued expenses on the consolidated balance sheet.

16. ACCUMULATED OTHER COMPREHESIVE INCOME (LOSS)

Changes in each component of accumulated other comprehensive income (loss), net of tax, are as follows for the three months ended August 31, 2018:

	Three months ended August 31, 2018
(in thousands)	Foreign currency translation gain (loss)	Unrealized gain (loss) on marketable securities	Total
Balance at May 31, 2018	$(1,035)	$83	$(952)
Other comprehensive income (loss) before reclassifications, net of tax	(125)	33	(92)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	$(125)	$33	$(92)
Balance at August 31, 2018	$(1,160)	$116	$(1,044)

17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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
June 1, 2018
See Note 3, "Revenue from Contracts with Customers" for the required disclosures related to the impact of adopting this standard.
                                                                 The adoption of this standard did not have a material impact on the Company’s consolidated balance sheets and statements of operations.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15)	This ASU identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows under Topic 230.	June 1, 2018	This adoption did not have an impact on the Company's financial statements.

Recently Issued Accounting Pronouncements - Not Yet Applicable or Adopted
Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
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

18. SUBSEQUENT EVENTS
On September 21, 2018, the Company acquired RadiaDyne, a privately held medical diagnostic and device company that designs and develops patient dose monitoring technology to improve cancer treatment outcomes for an aggregate purchase price of $50.0 million with $40.0 million of potential future contingent consideration related to technology and revenue milestones. This acquisition expands the Company’s growing Oncology business by adding RadiaDyne’s early-stage, proprietary OARtrac® real-time radiation dose monitoring platform and other market-leading oncology solutions, including the IsoLoc®/ImmobiLoc® and Alatus® balloon stabilizing technologies.

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
Our sales and profitability growth also depends, in part, on the introduction of new and innovative products, together with ongoing enhancements to our existing products. Expansions to our product offerings are created through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in research and development activities and business development opportunities and feel confident that our existing capital structure and free cash flow generation will allow us to properly fund those activities. This was evident with the BioSentry and RadiaDyne acquisitions noted below.
On August 14, 2018, the Company acquired the BioSentry Tract Sealant System (BioSentry) technology from Surgical Specialties, LLC, a medical device company headquartered in Westwood, Massachusetts for a total purchase price of $40.0 million of which $37.0 million was paid on August 14, 2018 and $3.0 million was recorded as contingent consideration. This is part of the Company’s strategic focus on building a continuum of care within the oncology space. Refer to Note 2 for further disclosure on the acquisition.

On September 21, 2018, the Company acquired RadiaDyne, a privately held medical diagnostic and device company that designs and develops patient dose monitoring technology to improve cancer treatment outcomes for an aggregate purchase price of $50.0 million with $40.0 million of future contingent consideration related to technology and revenue milestones. This acquisition expands the Company’s growing Oncology business by adding RadiaDyne’s early-stage, proprietary OARtrac® real-time radiation dose monitoring platform and other market-leading oncology solutions, including the IsoLoc®/ImmobiLoc® and Alatus® balloon stabilizing technologies.

We sell our products in the United States primarily through a direct sales force, and outside the U.S. through a combination of a direct sales and distributor relationships. We expect our businesses to grow in both sales and profitability through geographic expansion, market penetration, new product introductions and increasing our direct presence internationally.

In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three months ended August 31, 2018 compared to the three and three months ended August 31, 2017 follows:

Three months ended August 31, 2018:

•	Revenue decreased by 0.1% to $85.3 million

•	Gross margin increased 380 bps to 52.1%

•	Operating income increased by $0.2 million to $0.3 million

•	Earnings per share decreased by $0.01 to $(0.01)

•	Cash flow used in operations decreased by $11.9 million to $8.9 million

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 17 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months ended August 31, 2018 and 2017

For the three months ended August 31, 2018, we reported net loss of $0.5 million, or $(0.01) per diluted share, on net sales of $85.3 million, compared with net loss of less than one hundred thousand dollars, or $0.00 per share, on net sales of $85.4 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the three months ended August 31, 2018 and 2017:

	Three months ended
(in thousands)	Aug 31, 2018	Aug 31, 2017	% Growth
Net Sales by Global Business Unit
Vascular Interventions & Therapies	$49,995	$49,865	0.3%
Vascular Access	23,790	23,238	2.4%
Oncology	11,555	12,308	(6.1)%
Total	$85,340	$85,411	(0.1)%

Net Sales by Geography
United States	$67,684	$68,931	(1.8)%
International	17,656	16,480	7.1%
Total	$85,340	$85,411	(0.1)%
For the three months ended August 31, 2018, net sales decreased $0.1 million to $85.3 million compared to the same period in the prior year.

•
U.S. net sales decreased 1.8% from the prior year as growth in Fluid Management, Angiographic catheters and AngioVac was offset by reimbursement challenges in Venous, continued declines in our PICCs business and a decrease in our thermal ablation products. The Company's Microwave product line declined year over year due to the negative impact from the timing of the Company's prior year replacement shipments of $1.6 million which took place in the first quarter as a result of the market withdrawal of Acculis.

•	International sales increased from the prior year 7.1% as a result of growth in NanoKnife in China as well as growth in PICCs and dialysis businesses.

Vascular Interventions & Therapies

•
Total Vascular Interventions & Therapies sales increased $0.1 million primarily attributable to strong performance in Fluid Management, Angiographic catheters and AngioVac. The increase in Fluid Management was attributed to continued efforts around new custom kits. The Company continues to see strong results in the Angiographic catheters business and has maintained the majority of the business from a competitor's recall. The Company continues to see strong case volumes in AngioVac. AngioVac case volume increased 16% percent from the prior year due to increased adoption of the Company's unique technology. These increases were partially offset by decreased sales volume of Venous products due to reimbursement challenges.

•
U.S. Vascular Interventions & Therapies sales increased $0.2 million due to an increase in volume in Fluid Management, Angiographic catheters and AngioVac. This was partially offset by decreased sales volume of Venous products. International Vascular Interventions & Therapies sales remained consistent year over year.

Vascular Access

•
Total Vascular Access sales increased $0.6 million due to growth primarily in our BioFlo businesses. Our BioFlo product lines, other than BioFlo PICCs, increased $0.5 million year over year. This was offset by decreased sales of BioFlo PICCs of $0.1 million. The Company's BioFlo portfolio now comprises 50% of overall Vascular Access sales, compared to 49% a year ago.

•
U.S. Vascular Access sales declined by $0.1 million due to competitive pressures in the PICC product line which was partially offset by growth in Midlines and BioFlo Dialysis products which continue to gain traction in the marketplace.

•	International Vascular Access sales increased by $0.7 million as the Company continues to expand its global reach of its Vascular Access product offerings.

Oncology

•
Total Oncology sales decreased $0.8 million year over year primarily due to decreased sales in Radiofrequency Ablation and Microwave disposables. Microwave sales were negatively impacted by the timing of the Company's prior year replacement shipments of $1.6 million which took place in the first quarter of the prior year as a result of the market withdrawal of Acculis. This was partially offset by $0.4 million in BioSentry sales as a result of the acquisition during the quarter and growth of NanoKnife disposables.

•
U.S. Oncology sales decreased by $1.1 million, driven by decreased sales in Microwave disposables as discussed above and NanoKnife capital sales. This was partially offset by BioSentry sales of $0.3 million.

•	International Oncology sales increased by $0.3 million year over year as a result of increased NanoKnife disposable sales in China.
Gross Profit, Operating expenses, and Other income (expense)

	Three months ended
(in thousands)	Aug 31, 2018	Aug 31, 2017	% Change
Gross profit	$44,467	$41,229	8%
Gross profit % of sales	52.1%	48.3%
Research and development	$7,662	$6,441	19%
% of sales	9.0%	7.5%
Selling and marketing	$19,433	$19,402	—%
% of sales	22.8%	22.7%
General and administrative	$8,496	$8,056	5%
% of sales	10.0%	9.4%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit increased by $3.2 million compared to the prior year. The increase is primarily attributable to the following:

•	The expiration of a royalty agreement in fiscal year 2018 resulted in $1.3 million of favorability compared to the prior year.

•	$1.0 million of favorability as a result of the plant consolidation.

•
Net productivity was driven by continued operational and supply chain efforts which contributed $0.9 million of favorability year over year. This was partially offset by timing of capitalized variances of $0.7 million.

•	Sales volume/mix contributed $1.2 million of favorability year over year offset by increased freight expense of $0.3 million and pricing headwinds of $0.2 million.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense increased $1.2 million compared to the prior year. The increase is primarily attributable to the following:

•	$0.9 million increase in new product development and clinical efforts related to the Company’s investment areas of NanoKnife, Thrombus Management and BioFlo.

•	$0.4 million increase in backfilling of open positions from prior year.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense was flat year over year.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense increased $0.4 million compared to the prior year. The increase is primarily attributable to the following:

•	Compensation and benefits increase of approximately $0.8 million primarily as a result of backfilling of prior year openings and stock based compensation.

•	These increases were partially offset by a decrease in legal and professional fees of $0.3 million.

	Three months ended
(in thousands)	Aug 31, 2018	Aug 31, 2017	$ Change
Amortization of intangibles	$4,116	$4,096	$20
Change in fair value of contingent consideration	$12	$105	$(93)
Acquisition, restructuring and other items, net	$4,422	$2,989	$1,433
Other expense	$(803)	$(156)	$(647)

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•	Amortization expense remained consistent.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•
In the second quarter of fiscal year 2018, the final minimum payment was made on the AngioVac product contingent consideration and a $2.1 million payment was made on the Microsulis contingent consideration during the first quarter of fiscal 2019. Only one remaining minimum payment is remaining on the Microsulis contingent consideration. The normal amortization of the present value discount on the contingent liabilities is now less than $0.1 million per quarter.

Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Acquisition, restructuring and other items, net increased by $1.4 million compared to the prior year. The increase is primarily attributable to the following:

•	M&A expenses of $1.3 million were incurred in the first quarter of fiscal year 2019 compared to $0.2 million in the prior year.

•
Legal expenses, related to litigation that is outside of the normal course of business, of $2.8 million were recorded in the first quarter of fiscal year 2019 compared to $1.6 million in the prior year.

•
In the first quarter of fiscal year 2018, the Company incurred $1.2 million of expense which consisted of $0.6 million of severance and $0.6 million of costs to move the product lines related to the plant consolidation that was announced in the third quarter of fiscal year 2017. The plant consolidation was completed in the fourth quarter of fiscal year 2018; therefore, only $0.1 million of expense was incurred in the first quarter of fiscal year 2019.

Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•	The increase in other expenses from the prior year is primarily due to increased interest expense of $0.2 million and fluctuations in foreign currency.

Income Tax Provision (Benefit)

	Three months ended
(in thousands)	Aug 31, 2018	Aug 31, 2017
Income tax expense (benefit)	$(8)	$19
Effective tax rate including discrete items	1.7%	118.8%

Our effective tax rate including discrete items for the three month periods ended August 31, 2018 and 2017 was negative 1.7% and 118.8%, respectively. In fiscal 2019, the Company's effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes and state taxes.

The estimated annual effective tax rate, however, prior to discrete items was 2.3% in the first quarter of fiscal 2019, as compared to 52.9% for the same period in fiscal 2018.

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
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence and therefore the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of August 31, 2018. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $24.8 million as of August 31, 2018, compared with $74.1 million as of May 31, 2018. Marketable securities totaled $1.4 million as of August 31, 2018 and $1.3 million as of May 31, 2018, and consist of an auction rate security. As of August 31, 2018, total principal debt outstanding was $91.3 million and the fair value of contingent consideration payments was $4.0 million.
The table below summarizes our cash flows for the three months ended August 31, 2018 and 2017:

	Three Months Ended
(in thousands)	Aug 31, 2018	Aug 31, 2017
Cash provided by (used in):
Operating activities	$(8,873)	$3,036
Investing activities	(37,682)	(501)
Financing activities	(2,645)	(2,538)
Effect of exchange rate changes on cash and cash equivalents	(134)	659
Net change in cash and cash equivalents	$(49,334)	$656

During the three months ended August 31, 2018 and 2017, cash flows consisted of the following:

Cash provided by (used in) operating activities

Quarter ended August 31, 2018:

•
Net loss was driven by higher operating expenses in research and development, selling and marketing and general administrative as well as costs related to our acquisition and restructuring activities. Partially offsetting the higher operating expenses was an increase in gross profit.

•
The Company continues to focus on optimizing its cash conversion cycle. In the first quarter of fiscal year 2019 working capital was negatively impacted by increased inventory on hand of $0.8 million. Additionally, days sales outstanding ("DSO") increased by two days for a $0.6 million impact. Also, the $12.5 million DOJ settlement payment that was made during the first quarter of fiscal year 2019 negatively impacted working capital from accounts payable and accrued liabilities.

Quarter ended August 31, 2017:

•	Net loss was driven by lower sales and lower gross margins.

•
With regards to working capital, the Company focused on optimizing DSO which contributed to $3.1 million of working capital improvement. This working capital improvement was offset by a $7.2 million decrease in accounts payable and accrued liabilities along with a decrease in Acculis inventory reserves of $0.5 million and inventory build related to the plant consolidation.

Cash used in investing activities

Quarter ended August 31, 2018 and 2017:

•	$0.7 million in fixed asset additions, primarily for maintenance of equipment versus $0.5 million in the prior year.

•	A $37.0 million cash payment to acquire the BioSentry product from SSC described in Note 2 to the financial statements.

Cash used in financing activities

Quarter ended August 31, 2018 and 2017:

•	$1.3 million in repayments on long-term debt in both the current year and prior year. This is consistent with the required amortization payment on the Term Loan.

•	$0.7 million of proceeds from stock option and ESPP activity versus $0.8 million in the prior year.

•	$2.1 million payment on earn-out liabilities in both the current year and prior year.
On November 7, 2016, the Company entered into a Credit Agreement that provides for a $100.0 million senior secured term loan facility and a $150.0 million senior secured revolving credit facility, which includes up to a $20.0 million sublimit for letters of credit and a $5.0 million sublimit for swingline loans.
We believe that our current cash and investment balances, together with future cash generated from operations and our revolving credit facility capacity of up to $150.0 million as of August 31, 2018, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. As part of the RadiaDyne acquisition that closed on September 21, 2018, the Company drew $55.0 million on the revolving credit facility. Based on our current leverage ratio, the Company could draw approximately $70.0 million more on the remaining $95.0 million of the revolving credit facility. If we seek to make significant acquisitions of other businesses or technologies in the future, we may require additional external financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our credit facility and investments that could impact our results of operations and financial position.

We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 8% of our sales in the first quarter of fiscal 2019 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended August 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries
PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard’s Complaint sought unspecified damages and other relief. We filed petitions for reexamination in the US Patent and Trademark Office ("USPTO") seeking to invalidate all three patents asserted by Bard in the litigation. Our petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the USPTO Board of Appeals and Interferences for all three reexaminations. The Patent Office issued decisions in all three appeals. In one (issued on March 11, 2016 for US Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947.022) the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard filed Requests for Rehearing in all three reexamination appeals and the Company filed Requests for Rehearing in two of the reexamination appeals (the ‘302 and ‘615 patent reexaminations). The PTO denied all three Rehearing Requests - - on February 1, 2017 for the ‘302; on February 17, 2017 for the ‘022; and on February 21, 2017 for the ‘615, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.  Bard filed a Notice of Appeal to the Federal Circuit Court of Appeals in all three reexams and the Company filed Cross-Appeals for the ‘302 and the ‘615 reexams. The parties have completed the process of filing the various appellate briefs.  MedComp also filed an Amicus Brief in support of the Company on November 22, 2017. An oral hearing in the case was held on September 5, 2018. The Utah Action has been stayed pending final resolution of the USPTO process.  We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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
On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018. The parties completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial until March 2019. We believe these claims are without merit and intend to defend them vigorously. We have not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
AngioDynamics, Inc. v. C.R. Bard, Inc.

On May 30, 2017, we commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”).  In this action, we allege that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs.  We allege that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs.  We seek both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017. On August 6, 2018 the court denied Bard’s motion in its entirety.  Initial conference in the case is scheduled for October 2, 2018.

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
As of May 31, 2017, the Company accrued $12.5 million for these matters and in August 2017 the Company agreed in principle with the government to resolve these matters for approximately $12.5 million plus interest. In July 2018, the Company executed the final settlements and paid approximately $12.7 million.

Item 1A.	Risk Factors.
In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2018 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk. There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended August 31, 2018:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
June 1, 2018 - June 30, 2018	—	$—	—	$—
July 1, 2018 - July 31, 2018	20,342	$21.56	—	$—
August 1, 2018 - August 31, 2018	826	$21.90	—	$—
Total	21,168	$21.57	—	—

(1)	Reflects shares withheld to satisfy minimum statutory tax withholding amounts due from employees related to the vesting of restricted shares from equity-based awards.

(2)	The Company has $11.4 million available to repurchase under the Repurchase Program that was approved by the Board of Directors for the twenty-four month period ending November 6, 2018.

Item 3.	Defaults on Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
EXHIBIT INDEX

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	October 1, 2018	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	October 1, 2018	/ S / MICHAEL C. GREINER
Michael C. Greiner, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)