Form 10-Q
period 2019-02-28
ANGIODYNAMICS INC
filed 2019-04-02
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2019
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 29, 2019
Common Stock, par value $.01	37,215,894

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	Feb 28, 2019	Feb 28, 2018	Feb 28, 2019	Feb 28, 2018
Net sales	$86,341	$83,851	$263,184	$255,968
Cost of sales (exclusive of intangible amortization)	39,650	38,403	122,917	126,560
Gross profit	46,691	45,448	140,267	129,408
Operating expenses:
Research and development	7,210	6,457	22,235	19,005
Sales and marketing	19,413	18,009	59,115	56,378
General and administrative	8,780	7,723	26,612	23,319
Amortization of intangibles	5,342	4,191	14,646	12,433
Change in fair value of contingent consideration	609	31	865	218
Acquisition, restructuring and other items, net	2,550	4,177	9,700	11,932
Total operating expenses	43,904	40,588	133,173	123,285
Operating income	2,787	4,860	7,094	6,123
Other (expenses) income:
Interest expense, net	(1,442)	(740)	(3,689)	(2,223)
Other income (expense), net	(266)	(49)	(72)	238
Total other expenses, net	(1,708)	(789)	(3,761)	(1,985)
Income before income tax expense	1,079	4,071	3,333	4,138
Income tax expense (benefit)	283	(9,948)	866	(10,095)
Net income	$796	$14,019	$2,467	$14,233
Earnings per share
Basic	$0.02	$0.38	$0.07	$0.38
Diluted	$0.02	$0.37	$0.06	$0.38
Weighted average shares outstanding
Basic	37,518	37,122	37,446	37,031
Diluted	38,338	37,442	38,350	37,358
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	Feb 28, 2019	Feb 28, 2018	Feb 28, 2019	Feb 28, 2018
Net income	$796	$14,019	$2,467	$14,233
Other comprehensive income, before tax:
Unrealized gain on marketable securities	—	21	33	66
Foreign currency translation	173	188	(158)	621
Other comprehensive income (loss), before tax	173	209	(125)	687
Income tax expense related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	173	209	(125)	687
Total comprehensive income, net of tax	$969	$14,228	$2,342	$14,920
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Feb 28, 2019	May 31, 2018
Assets
Current assets
Cash and cash equivalents	$41,704	$74,096
Marketable securities	—	1,317
Accounts receivable, net of allowances of $2,128 and $2,466, respectively	44,208	39,401
Inventories	52,388	48,916
Prepaid expenses and other	4,440	4,302
Total current assets	142,740	168,032
Property, plant and equipment, net	41,207	42,461
Other assets	3,610	3,417
Intangible assets, net	166,564	130,310
Goodwill	423,674	361,252
Total assets	$777,795	$705,472
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$18,443	$15,775
Accrued liabilities	21,929	34,426
Current portion of long-term debt	6,250	5,000
Current portion of contingent consideration	6,673	2,100
Total current liabilities	53,295	57,301
Long-term debt, net of current portion	126,837	86,621
Contingent consideration, net of current portion	20,454	1,161
Deferred income taxes	17,834	17,173
Other long-term liabilities	5,296	621
Total liabilities	223,716	162,877
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 75,000,000 shares authorized; 37,955,894 and 37,594,493 shares issued and 37,585,894 and 37,224,493 shares outstanding at February 28, 2019 and May 31, 2018, respectively	372	370
Additional paid-in capital	552,902	543,762
Retained earnings	7,596	5,129
Treasury stock, 370,000 shares at February 28, 2019 and May 31, 2018, respectively	(5,714)	(5,714)
Accumulated other comprehensive loss	(1,077)	(952)
Total Stockholders’ Equity	554,079	542,595
Total Liabilities and Stockholders' Equity	$777,795	$705,472
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Nine Months Ended
	Feb 28, 2019	Feb 28, 2018
Cash flows from operating activities:
Net income	$2,467	$14,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,158	17,395
Stock based compensation	7,119	5,821
Change in fair value of contingent consideration	865	218
Deferred income taxes	633	(10,150)
Change in accounts receivable allowances	(99)	(35)
Fixed and intangible asset impairments and disposals	689	30
Other	(5)	(635)
Changes in operating assets and liabilities:
Accounts receivable	(3,853)	2,897
Inventories	(2,702)	(1,913)
Prepaid expenses and other	(1,508)	(548)
Accounts payable, accrued and other liabilities	(10,336)	(9,797)
Net cash provided by operating activities	12,428	17,516
Cash flows from investing activities:
Additions to property, plant and equipment	(2,303)	(1,647)
Acquisition of intangibles	—	(1,265)
Cash paid for acquisitions	(84,920)	—
Proceeds from sale of marketable securities	1,350	—
Net cash used in investing activities	(85,873)	(2,912)
Cash flows from financing activities:
Proceeds from issuance of and borrowings on long-term debt	55,000	—
Repayment of long-term debt	(13,750)	(3,750)
Payment of acquisition related contingent consideration	(2,100)	(9,500)
Proceeds from exercise of stock options and employee stock purchase plan	2,023	2,560
Net cash provided by (used) in financing activities	41,173	(10,690)
Effect of exchange rate changes on cash and cash equivalents	(120)	834
(Decrease) increase in cash and cash equivalents	(32,392)	4,748
Cash and cash equivalents at beginning of period	74,096	47,544
Cash and cash equivalents at end of period	$41,704	$52,292
Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$(42)	$95
Fair value of contingent consideration for acquisitions	25,100	—
Fair value of acquisition consideration included in other long-term liabilities	4,691	—
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2018	37,594,493	$370	$543,762	$5,129	$(952)	(370,000)	$(5,714)	$542,595
Net loss				$(469)				(469)
Exercise of stock options	71,336	1	607					608
Issuance/Cancellation of restricted stock units	149,446		(460)					(460)
Issuance/Cancellation of performance share units	5,235							—
Purchases of common stock under ESPP	40,547	1	556					557
Stock-based compensation			2,150					2,150
Other comprehensive loss, net of tax					(92)			(92)
Balance at August 31, 2018	37,861,057	$372	$546,615	$4,660	$(1,044)	(370,000)	$(5,714)	$544,889
Net income				2,140				2,140
Exercise of stock options	10,571		149					149
Issuance/Cancellation of restricted stock units	3,901							—
Stock-based compensation			2,591					2,591
Other comprehensive loss, net of tax					(206)			(206)
Balance at November 30, 2018	37,875,529	$372	$549,355	$6,800	$(1,250)	(370,000)	$(5,714)	$549,563
Net income				796				796
Exercise of stock options	40,346		603					603
Issuance/Cancellation of restricted stock units	7,703		(49)					(49)
Purchases of common stock under ESPP	32,316		615					615
Stock-based compensation			2,378					2,378
Other comprehensive income, net of tax					173			173
Balance at February 28, 2019	37,955,894	$372	$552,902	$7,596	$(1,077)	(370,000)	$(5,714)	$554,079

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - continued
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2017	37,210,091	$367	$532,705	$(11,007)	$(1,324)	(370,000)	$(5,714)	$515,027
Net loss				(35)				(35)
Adjustment from the adoption of ASU 2016-09			199	(199)				—
Exercise of stock options	17,897		89					89
Issuance/Cancellation of restricted stock units	119,098	1						1
Purchases of common stock under ESPP	50,900		722					722
Stock-based compensation			1,797					1,797
Other comprehensive loss, net of tax					283			283
Balance at August 31, 2017	37,397,986	$368	$535,512	$(11,241)	$(1,041)	(370,000)	$(5,714)	$517,884
Net income				249				249
Exercise of stock options	78,211	1	925					926
Issuance/Cancellation of restricted stock units	5,478							—
Stock-based compensation			1,966					1,966
Other comprehensive loss, net of tax					195			195
Balance at November 30, 2017	37,481,675	$369	$538,403	$(10,992)	$(846)	(370,000)	$(5,714)	$521,220
Net income				14,019				14,019
Exercise of stock options	22,269		281					281
Issuance/Cancellation of restricted stock units	1,519							—
Purchases of common stock under ESPP	39,043	1	540					541
Stock-based compensation			2,058					2,058
Other comprehensive loss, net of tax					209			209
Balance at February 28, 2018	37,544,506	$370	$541,282	$3,027	$(637)	(370,000)	$(5,714)	$538,328

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet as of February 28, 2019, the consolidated statement of stockholders’ equity for the three and nine months ended February 28, 2019 and 2018, and the consolidated statements of income, consolidated statements of comprehensive income for the three and nine months ended February 28, 2019 and 2018, and consolidated statements of cash flows for the nine months ended February 28, 2019 and 2018, have been prepared by us and are unaudited. The consolidated balance sheet as of May 31, 2018 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended February 28, 2019 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three and nine months ended February 28, 2019 and 2018 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.
2. ACQUISITIONS

RadiaDyne Acquisition

On September 21, 2018, the Company acquired RadiaDyne, a privately held medical diagnostic and device company that designs and develops patient dose monitoring technology to improve cancer treatment outcomes. The aggregate purchase price of $75.0 million included an upfront payment of $47.9 million, contingent consideration with an estimated fair value of $22.3 million, an indemnification holdback of $4.6 million and a purchase price holdback of $0.2 million. The fair value of $22.3 million in contingent consideration is comprised of $16.5 million for the revenue milestones and $5.8 million for the technical milestones. The $4.6 million indemnification holdback is recorded in other long-term liabilities and the $0.2 million purchase price holdback was initially recorded in accrued liabilities, but was paid during the third quarter of fiscal year 2019.
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
The Company has not disclosed the amount of revenue and earnings for sales of RadiaDyne products since acquisition, nor proforma information, because these amounts are not significant to the Company's financial statements. Acquisition-related costs associated with the RadiaDyne acquisition, which are included in acquisition, restructuring and other expenses, net in the accompanying consolidated statements of income, were approximately $1.6 million. The following table summarizes the preliminary and revised aggregate purchase price allocated to the net assets acquired:

	Preliminary allocation	Adjustments (1)	Revised allocation
(in thousands)
Accounts receivable	$900	$—	$900
Inventory	732	—	732
Prepaid and other current assets	98	—	98
Property, plant and equipment	133	—	133
Intangible assets:
RadiaDyne trademark	400	—	400
OARtrac trademark	200	—	200
RadiaDyne legacy product technology	1,500	—	1,500
OARtrac product technology	16,300	2,600	18,900
RadiaDyne customer relationships	3,700	600	4,300
Goodwill	51,482	(3,200)	48,282
Total assets acquired	$75,445	$—	$75,445
Liabilities assumed
Accounts payable	$352	$—	$352
Accrued expenses	106	—	106
Total liabilities assumed	$458	$—	$458
Net assets acquired	$74,987	$—	$74,987
(1) Measurement period adjustments are recognized on a prospective basis in the period of change, instead of restating prior periods. There was no impact to reported earnings in connection with these measurement period adjustments for the periods presented. Amounts represent adjustments to the preliminary purchase price allocation first presented in the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 resulting from revising the Company's purchase price allocation for this acquisition.
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

The Company has not disclosed the amount of revenue and earnings for sales of BioSentry products since acquisition, nor proforma information, because these amounts are not significant to the Company's financial statements. Acquisition-related costs associated with the BioSentry acquisition, which are included in acquisition, restructuring and other expenses, net in the accompanying consolidated statements of income, were approximately $1.0 million. The following table summarizes the preliminary and revised aggregate purchase price allocated to the net assets acquired:

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
Disaggregation of Revenue
The following tables summarize net product revenue by Global Business Unit ("GBU") and geography for the three and nine months ended February 28, 2019:

	Three months ended February 28, 2019
(in thousands)	United States	International	Total
Net sales
Vascular Interventions & Therapies	$41,225	$8,890	$50,115
Vascular Access	18,952	3,396	22,348
Oncology	8,154	5,724	13,878
Total	$68,331	$18,010	$86,341

	Nine months ended February 28, 2019
(in thousands)	United States	International	Total
Net sales
Vascular Interventions & Therapies	$126,089	$26,514	$152,603
Vascular Access	59,480	10,381	69,861
Oncology	22,329	18,391	40,720
Total	$207,898	$55,286	$263,184

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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the nine months ended February 28, 2019, such product returns were not material.
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

	Feb 28, 2019	May 31, 2018
(in thousands)
Receivables	$44,208	$39,401
Contract assets	$—	$—
Contract liabilities	$1,047	$1,203

During the nine months ended February 28, 2019, the Company recognized $0.7 million in revenue that was included in contract liabilities as of the beginning of the period. This was offset by additions to contract liabilities of $0.6 million.

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
4. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

	Feb 28, 2019	May 31, 2018
(in thousands)
Raw materials	$19,852	$18,678
Work in process	11,210	10,808
Finished goods	21,326	19,430
Inventories	$52,388	$48,916

The Company periodically reviews for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at February 28, 2019 and May 31, 2018 was $5.1 million and $6.1 million, respectively. Of the $5.1 million reserve as of February 28, 2019, $0.4 million relates to the inventory reserve for Acculis inventory as a result of the recall announced in the fourth quarter of fiscal year 2017 and $0.7 million relates to a specific reserve related to the termination of an agreement with a Japanese distributor in the second quarter of fiscal year 2018. Of the $6.1 million reserve as of May 31, 2018, $1.6 million relates to the inventory reserve for Acculis inventory as a result of the recall announced in the fourth quarter of fiscal year 2017 and $0.7 million relates to a specific reserve related to the termination of an agreement with a Japanese distributor in the second quarter of fiscal year 2018.

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

The Company's annual testing for impairment of goodwill was completed as of December 31, 2018. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The Company determines the fair value of the reporting unit based on the market valuation approach and concluded that it was not more-likely-than-not that the fair value of the Company's reporting unit was less than its carrying value.

Even though the Company determined that there was no goodwill impairment as of December 31, 2018, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2019. The Company continued to assess for potential impairment through February 28, 2019 and noted no events that would be considered a triggering event.

The changes in the carrying amount of goodwill for the nine months ended February 28, 2019 were as follows:

(in thousands)
Goodwill balance at May 31, 2018	$361,252
Additions for BioSentry acquisition (Note 2)	14,140
Additions for RadiaDyne acquisition (Note 2)	48,282
Goodwill balance at February 28, 2019	$423,674

Intangible assets consisted of the following:

	Feb 28, 2019
	Gross carrying value	Accumulated amortization	Net carrying value
(in thousands)
Product technologies	$188,475	$(77,772)	$110,703
Customer relationships	62,890	(26,363)	36,527
Trademarks	31,500	(13,752)	17,748
Licenses	5,752	(4,867)	885
Distributor relationships	1,250	(549)	701
	$289,867	$(123,303)	$166,564

	May 31, 2018
	Gross carrying value	Accumulated amortization	Net carrying value
(in thousands)
Product technologies	$147,175	$(68,880)	$78,295
Customer relationships	56,428	(23,237)	33,191
Trademarks	28,400	(11,809)	16,591
Licenses	5,752	(4,357)	1,395
Distributor relationships	1,250	(412)	838
	$239,005	$(108,695)	$130,310

Amortization expense for the three months ended February 28, 2019 and 2018 was $5.3 million and $4.2 million, respectively. Amortization expense for the nine months ended February 28, 2019 and 2018 was $14.6 million and $12.4 million, respectively.

Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2019	$5,168
2020	18,955
2021	17,795
2022	16,910
2023	16,459
2024 and thereafter	91,277
$166,564

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	Feb 28, 2019	May 31, 2018
(in thousands)
Payroll and related expenses	$10,499	$10,235
Royalties	1,645	1,537
Accrued severance	789	1,940
Sales and franchise taxes	870	683
Outside services	3,033	2,396
Litigation matters	—	12,500
Other	5,093	5,135
	$21,929	$34,426

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
On November 7, 2016, the Company borrowed $100.0 million under the Term Loan and approximately $16.5 million under the Revolving Facility to repay the balance of $116.5 million under the former credit agreement. In September 2018, the Company borrowed $55.0 million on the Revolving Facility for the RadiaDyne acquisition. In January 2019, the Company paid down $10.0 million on the $55.0 million draw. As of February 28, 2019, the outstanding balance on the Revolving Facility was $45.0 million. As of February 28, 2019 and May 31, 2018 the carrying value of long-term debt approximates its fair market value.
The interest rate on the Term Loan at February 28, 2019 was 4.00%.

The Company was in compliance with the Credit Agreement covenants as of February 28, 2019.

The Company's maturities of principal obligations under the Credit Agreement are as follows, as of February 28, 2019:

(in thousands)
Remainder of 2019	$1,250
2020	7,500
2021	11,250
2022	68,750
Total term loan	88,750
Revolving facility (1)	45,000
Total debt	133,750
Less: Unamortized debt issuance costs	(663)
Total	133,087
Less: Current portion of long-term debt	(6,250)
Total long-term debt, net	$126,837

(1) The Revolving Facility is due in fiscal year 2022.

8. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 25.3% in the third quarter of fiscal 2019, as compared to 4.9% for the same period in fiscal 2018. In fiscal 2019, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes and state taxes.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, implementing a territorial tax system, expanding the tax base and imposing a tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.
In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The Company elected to apply the measurement period guidance provided in SAB 118. As of February 28, 2019, the accounting for all of the enactment-date income tax effects of the Tax Reform Act was complete and any changes are noted below.
The Tax Reform Act imposed a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. Based on the information available as of December 31, 2017, the Company estimated undistributed foreign earnings of approximately $4.9 million. Upon further analysis, and refinement of the calculation during the 12 months ended February 28, 2019, the Company adjusted its provisional amount by $1.1 million to $3.8 million. The taxable income of $3.8 million arising from this deemed repatriation will continue to result in the utilization of net operating loss carryforwards, offset by changes in the valuation allowance, resulting in no net impact to tax expense. All other previously communicated tax impacts remain unchanged and complete.
The Tax Reform Act also creates a new requirement that certain income earned by foreign subsidiaries (“GILTI”), must be included in U.S. gross income. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current period expense when incurred. The Company has elected to account for the GILTI tax as a current-period expense when incurred (the “period cost method”).
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
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of February 28, 2019. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
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

For the three months ended February 28, 2019 and 2018, share-based compensation expense was $2.4 million and $2.1 million, respectively. For the nine months ended February 28, 2019 and 2018, share-based compensation expense was $7.1 million and $5.8 million, respectively.

During the nine months ended February 28, 2019 and 2018, the Company granted stock options and restricted stock units under the 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of the Company's shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.

In the first nine months of fiscal year 2019, the Company granted market-based performance share awards under the 2004 Plan to certain employees. The awards may be earned by achieving relative performance levels over the three year requisite service period. The performance criteria are based on the total shareholder return ("TSR") of the Company's common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards are based on the closing trading value of the Company's shares on the date of grant and use a Monte Carlo simulation model.

As of February 28, 2019, there was $15.2 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The Company has sufficient shares to satisfy expected share-based payment arrangements.

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
The following table reconciles basic to diluted weighted-average shares outstanding for the three and nine months ended February 28, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2019	Feb 28, 2018	Feb 28, 2019	Feb 28, 2018
Basic	37,518	37,122	37,446	37,031
Effect of dilutive securities	820	320	904	327
Diluted	38,338	37,442	38,350	37,358

Securities excluded as their inclusion would be anti-dilutive	2,293	1,259	2,293	1,139

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
The table below summarizes net sales by Global Business Unit:

	Three Months Ended		Nine months ended
(in thousands)	Feb 28, 2019	Feb 28, 2018	Feb 28, 2019	Feb 28, 2018
Net sales
Vascular Interventions & Therapies	$50,115	$48,517	$152,603	$149,751
Vascular Access	22,348	23,279	69,861	69,091
Oncology	13,878	12,055	40,720	37,126
Total	$86,341	$83,851	$263,184	$255,968

The table below presents net sales by geographic area based on external customer location:

	Three Months Ended		Nine months ended
(in thousands)	Feb 28, 2019	Feb 28, 2018	Feb 28, 2019	Feb 28, 2018
Net sales
United States	$68,331	$65,787	$207,898	$203,020
International	18,010	18,064	55,286	52,948
Total	$86,341	$83,851	$263,184	$255,968

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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2019 and May 31, 2018:

	Fair Value Measurements using inputs considered as:			Fair Value at February 28, 2019
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$27,127	$27,127
Total Financial Liabilities	$—	$—	$27,127	$27,127

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2018
(in thousands)	Level 1	Level 2	Level 3
Financial Assets
Short-term investments*	$2,100	$—	$—	$2,100
Marketable securities	—	—	1,317	1,317
Total Financial Assets	$2,100	$—	$1,317	$3,417
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$3,261	$3,261
Total Financial Liabilities	$—	$—	$3,261	$3,261

*Included in cash and cash equivalents.

There were no transfers between Level 1, 2 and 3 for the three and nine months ended February 28, 2019.
The table below presents the changes in fair value components of Level 3 instruments in the three and nine months ended February 28, 2019:

	Three Months Ended February 28, 2019
	Financial Assets	Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, November 30, 2018	$1,350	$26,518
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration (1)	—	609
Proceeds from sale of marketable securities	(1,350)	—
Balance, February 28, 2019	$—	$27,127

	Nine Months Ended February 28, 2019
	Financial Assets	Financial Liabilities
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2018	$1,317	$3,261
Contingent consideration liability recorded as the result of the acquisitions (Note 2)	—	25,101
Change in present value of contingent consideration (1)	—	865
Fair market value adjustments	33	—
Proceeds from sale of marketable securities	(1,350)	—
Contingent consideration payments	—	(2,100)
Balance, February 28, 2019	$—	$27,127
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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of February 28, 2019:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$18,264	Discounted cash flow	Discount rate	4% - 5%
			Probability of payment	66% - 100%
			Projected fiscal year of payment	2020 - 2023
Technical milestones	$6,021	Estimated probability	Estimated probability	90%
			Projected year of payment	2020
Supplier default holdback	$2,842	Estimated probability	Estimated probability	95%
			Projected fiscal year of payment	2019
Total	$27,127

At February 28, 2019, the range of estimated potential undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $31.2 million to $41.2 million. The milestones, including revenue projections and technical milestones, associated with the contingent consideration must be reached in future periods ranging from fiscal years 2019 to 2023 in order for the associated consideration to be paid.

13. MARKETABLE SECURITIES
Marketable securities, which can be government agency bonds, auction rate investments or corporate commercial paper, are classified as “available-for-sale securities” and are reported at fair value, with unrealized gains and losses excluded from operations and reported as accumulated other comprehensive income (loss), net of related tax effects, in stockholders' equity. Cost is determined using the specific identification method. The Company held an investment in an auction rate security that had high credit quality and generally achieved with municipal bond insurance. Sell orders for any security traded through an auction process could exceed bids and, in such cases, the auction fails and the Company may be unable to liquidate its position in the security in the near term. The Company sold the investment in the auction rate security during January 2019. As of May 31, 2018, the Company had a $1.3 million investment in one auction rate security.
As of February 28, 2019 and May 31, 2018, marketable securities consisted of the following:

February 28, 2019
(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Government agency obligations	$—	$—	$—	$—
	$—	$—	$—	$—

	May 31, 2018
(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Government agency obligations	$1,350	$—	$(33)	$1,317
	$1,350	$—	$(33)	$1,317

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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard’s Complaint sought unspecified damages and other relief. The Company filed petitions for reexamination in the US Patent and Trademark Office ("USPTO") seeking to invalidate all three asserted patents. The Company's petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the USPTO Board of Appeals and Interferences for all three reexaminations, which were decided as follows: In one (issued on March 11, 2016 for US Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947.022) the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard sought Rehearing in all three appeals and the Company sought Rehearing in the ‘302 and ‘615 appeals. The PTO denied all three Rehearing Requests, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.  Bard filed Appeals to the Federal Circuit Court of Appeals in all three reexams and the Company filed Cross-Appeals for the ‘302 and the ‘615 reexams and completed briefing.  MedComp also filed an Amicus Brief in support of the Company on November 22, 2017. An oral hearing was held on September 5, 2018 and the court rendered its decision on September 28, 2018.  Affirming that claims 1-5 and 10 of the ‘615 patent were invalid and that claims 6-7 of the 615 patent and 1-4 of the 302 patent were valid in light of the asserted prior art references.  The Federal Circuit reversed the PTAB’s claim construction ruling and remanded for consideration of obviousness for the remaining claims under the new claim construction ruling and further findings with respect to whether one of the asserted references qualified as a printed publication. On January 28, 2019, The USPTO reversed the rejections of the ‘302 claims 1-10, ‘022 claims 1-20 and ‘617 8-9.  Meanwhile, the Utah Action remains stayed.  On July 12, 2017, Bard assigned the asserted patents to Bard Peripheral Vascular, Inc. (“BPV”) which was added as Co-Appellant before the Federal Circuit and as a co-Plaintiff in the Utah action. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, C.R. Bard, Inc. ("Bard") and Bard Peripheral Vascular, Inc. (“BPV”) filed suit in the United States District Court for the District of Delaware (the “Delaware Action") claiming certain of the Company's implantable port products infringe on three other U.S. patents held by Bard, which are different from those asserted in the Utah action. Bard's complaint seeks unspecified damages and other relief. On June 1, 2015, the Company filed two motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. On January 12, 2016, the Court issued a decision denying both motions. A Markman hearing was held on March 10, 2017 and the Court issued its Claim Construction Order on May 19, 2017. On May 19, 2017, Bard served its Final Infringement Contentions and on June 2, 2017, the Company served its Final Invalidity Contentions. On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018 and completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial until March 2019. On January 9, 2019 the court held a further claim construction hearing to resolve two outstanding claim construction issues prior to trial. A Report and Recommendation was issued on February 11, 2019 and entered by the Court on February 28, 2019. Jury selection was held on Friday March 1, 2019 and trial began on March 4, 2019.  On day four of the jury trial, at the close of C.R. Bard’s case (Plaintiff), Judge Bataillon granted judgment as a matter of law under rule 50(a) in favor of AngioDynamics, dismissing Bard’s suit.  We await a final order from the Court regarding the Rule 50(a) rulings. We maintain our belief that these claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET

Acquisition, Restructuring and Other Items
For the three and nine months ended February 28, 2019 and 2018 acquisition, restructuring and other items, net consisted of:

	Three months ended		Nine months ended
(in thousands)	Feb 28, 2019	Feb 28, 2018	Feb 28, 2019	Feb 28, 2018
Legal (1)	$1,778	$2,310	$5,524	$6,158
Mergers and acquisitions (2)	292	9	3,153	1,141
Restructuring	10	1,548	266	4,184
Other	470	310	757	449
Total	$2,550	$4,177	$9,700	$11,932

(1) Legal expenses related to litigation that is outside the normal course of business.
(2) Mergers and acquisitions expenses related to investment banking, legal and due diligence.

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
The Company recorded restructuring charges related to the plan during the three and nine months ended February 28, 2019 of $0.0 million and $0.3 million, respectively. During the three and nine months ended February 28, 2018, the Company recorded $1.5 million and $4.2 million, respectively. Total restructuring charges recorded to date are $6.2 million. Termination benefits are only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits are being recorded ratably over the service period.
The table below presents the restructuring reserve for the three and nine months ended February 28, 2019:

	Three months ended February 28, 2019
	Termination Benefits	Plant Consolidation	Regulatory Filings	Contract Cancellation Costs	Total
(in thousands)
Balance at November 30, 2018	$101	$—	$—	$200	$301
Charges	—	8	2	—	10
Non-cash adjustments	—	—	—	(9)	(9)
Cash payments	(91)	(8)	(2)	(191)	(292)
Balance at February 28, 2019	$10	$—	$—	$—	$10

	Nine months ended February 28, 2019
	Termination Benefits	Plant Consolidation	Regulatory Filings	Contract Cancellation Costs	Total
(in thousands)
Balance at May 31, 2018	$838	$21	$12	$200	$1,071
Charges	—	242	24	—	266
Non-cash adjustments	—	—	—	(9)	(9)
Cash payments	(828)	(263)	(36)	(191)	(1,318)
Balance at February 28, 2019	$10	$—	$—	$—	$10
The Company’s remaining restructuring liability is comprised of accruals for termination benefits.
16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in each component of accumulated other comprehensive income (loss), net of tax, are as follows for the three and nine months ended February 28, 2019:

	Three months ended February 28, 2019
(in thousands)	Foreign currency translation gain (loss)	Unrealized gain (loss) on marketable securities	Total
Balance at November 30, 2018	$(1,366)	$116	$(1,250)
Other comprehensive income before reclassifications, net of tax	173	—	173
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income	$173	$—	$173
Balance at February 28, 2019	$(1,193)	$116	$(1,077)

	Nine months ended February 28, 2019
(in thousands)	Foreign currency translation gain (loss)	Unrealized gain (loss) on marketable securities	Total
Balance at May 31, 2018	$(1,035)	$83	$(952)
Other comprehensive income (loss) before reclassifications, net of tax	(158)	33	(125)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	$(158)	$33	$(125)
Balance at February 28, 2019	$(1,193)	$116	$(1,077)

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
June 1, 2019
The Company is currently in the process of performing an assessment on the impact of the standard, including optional practical expedients and transition methods that the Company may elect upon adoption and is progressing with an implementation plan. The implementation plan includes identifying the Company’s lease population, assessing significant leases under the new guidance and identifying changes to processes and controls. The Company expects to recognize right-of-use assets and corresponding lease liabilities on the Company’s consolidated balance sheet following the adoption of ASU 2016-02, but the Company is not able to quantify the impact of adoption at this time.

18. SUBSEQUENT EVENTS

On March 7, 2019, the United States District Court for the District of Delaware granted judgment as a matter of law under rule 50(a) in favor of the Company. This judgment dismissed Bard's suit claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard. See footnote 14 for additional disclosure.

On March 14, 2019, the Company entered into a settlement agreement with Biolitec, Inc. related to the action commenced in the United States District Court for the Northern District of New York in January 2008. The Company sought judgment against Biolitec for defense and indemnification in two lawsuits which were previously settled. As a result of the settlement, Biolitec paid the Company $3.4 million.

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

On September 21, 2018, the Company acquired RadiaDyne, a privately held medical diagnostic and device company that designs and develops patient dose monitoring technology to improve cancer treatment outcomes. The aggregate purchase price of $75.0 million included an upfront payment of $47.9 million, contingent consideration with an estimated fair value of $22.3 million, an indemnification holdback of $4.6 million and a purchase price holdback of $0.2 million. The fair value of $22.3 million is comprised of $16.5 million for the revenue milestones and $5.8 million for the technical milestones. The $4.6 million indemnification holdback is recorded in other long-term liabilities and the $0.2 million purchase price holdback was initially recorded in accrued liabilities, but was paid during the third quarter of fiscal year 2019. This acquisition expands the Company’s growing Oncology business by adding RadiaDyne’s early-stage, proprietary OARtrac® real-time radiation dose monitoring platform and other market-leading oncology solutions, including the IsoLoc®/ImmobiLoc® and Alatus® balloon stabilizing technologies.
On March 7, 2019, the United States District Court for the District of Delaware granted judgment as a matter of law under rule 50(a) in favor of the Company. This judgment dismissed Bard's suit claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard. See footnote 14 for additional disclosure.
On March 14, 2019, the Company entered into a settlement agreement with Biolitec, Inc. related to the action commenced in the United States District Court for the Northern District of New York in January 2008. The Company sought judgment against Biolitec for defense and indemnification in two lawsuits which were previously settled. As a result of the settlement, Biolitec paid the Company $3.4 million.
We sell our products in the United States primarily through a direct sales force, and outside the U.S. through a combination of a direct sales and distributor relationships. We expect our businesses to grow in both sales and profitability through geographic expansion, market penetration, new product introductions and increasing our direct presence internationally.
In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three and nine months ended February 28, 2019 compared to the three and nine months ended February 28, 2018 follows:
Three months ended February 28, 2019:

•	Revenue increased by 3.0% to $86.3 million

•	Gross margin decreased 10 bps to 54.1%

•	Operating income decreased by $2.1 million to $2.8 million

•	Earnings per share decreased by $0.35 to $0.02*

Nine months ended February 28, 2019:

•	Revenue increased by 2.8% to $263.2 million

•	Gross margin increased 275 bps to 53.3%

•	Operating income increased by $1.0 to $7.1 million

•	Earnings per share decreased by $0.32 to $0.06*

•	Cash flow provided by operations decreased by $5.1 million to $12.4 million

* The significant decrease is primarily attributed to the impact of tax reform in the prior year.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 17 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended February 28, 2019 and 2018

For the three months ended February 28, 2019, the Company reported net income of $0.8 million, or $0.02 per diluted share, on net sales of $86.3 million, compared with net income of $14.0 million, or $0.37 per diluted share, on net sales of $83.9 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of products and related freight charges, less discounts and returns.

Net sales for the three months ended February 28, 2019 and 2018:

	Three months ended
(in thousands)	Feb 28, 2019	Feb 28, 2018	% Growth
Net Sales by Global Business Unit
Vascular Interventions & Therapies	$50,115	$48,517	3.3%
Vascular Access	22,348	23,279	(4.0)%
Oncology	13,878	12,055	15.1%
Total	$86,341	$83,851	3.0%

Net Sales by Geography
United States	$68,331	$65,787	3.9%
International	18,010	18,064	(0.3)%
Total	$86,341	$83,851	3.0%
For the three months ended February 28, 2019, net sales increased $2.5 million to $86.3 million compared to the same period in the prior year.
Vascular Interventions & Therapies

•
Total Vascular Interventions & Therapies sales increased $1.6 million primarily attributable to strong performance in Fluid Management and AngioVac. The increase in Fluid Management was attributed to continued efforts around new custom kits. The Company continues to see strong case volumes in AngioVac, which increased 19% from the prior year due to increased adoption of the Company's unique technology. These increases were partially offset by decreased sales volume of Venous products due to reimbursement challenges.

•
U.S. Vascular Interventions & Therapies sales increased $1.7 million due to an increase in volume in Fluid Management and AngioVac. This was partially offset by decreased sales volume of Venous products.

•	International Vascular Interventions & Therapies sales decreased $0.1 million.

Vascular Access

•
Total Vascular Access sales decreased $0.9 million due to decreases in PICCs and Ports partially offset by growth in BioFlo Dialysis businesses. BioFlo Dialysis product lines increased $0.4 million year over year and now comprise 52% of overall Vascular Access sales, compared to 48% a year ago.

•
U.S. Vascular Access sales decreased by $1.3 million due to competitive pressures in the PICC product lines and decreased sales of Ports. This was partially offset by growth in BioFlo Dialysis products which continue to gain traction in the marketplace.

•	International Vascular Access sales increased by $0.4 million as the Company continues to expand its global reach of its Vascular Access product offerings.

Oncology

•
Total Oncology sales increased $1.8 million year over year primarily due to increased sales of BioSentry products of $1.5 million and RadiaDyne products of $1.7 million. This was partially offset by decreased sales of NanoKnife capital which was down $1.3 million.

•
U.S. Oncology sales increased by $2.5 million, driven by Microwave generator and disposable sales of $0.5 million, BioSentry sales of $1.4 million and RadiaDyne sales of $1.7 million. This was partially offset by decreased sales of NanoKnife capital and disposables of $1.0 million.

•
International Oncology sales decreased by $0.7 million year over year as a result of decreased NanoKnife capital sales of $0.6 million and decreased RadioFrequency Ablation and Microwave sales of $0.2 million.

Gross Profit, Operating expenses, and Other income (expense)

	Three months ended
(in thousands)	Feb 28, 2019	Feb 28, 2018	% Change
Gross profit	$46,691	$45,448	2.7%
Gross profit % of sales	54.1%	54.2%
Research and development	$7,210	$6,457	11.7%
% of sales	8.4%	7.7%
Selling and marketing	$19,413	$18,009	7.8%
% of sales	22.5%	21.5%
General and administrative	$8,780	$7,723	13.7%
% of sales	10.2%	9.2%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit increased by $1.2 million compared to the prior year. The increase is primarily attributable to the following:

•	Sales volume and mix and price had unfavorable impacts of $0.3 million and $0.6 million, respectively.

•	Net productivity contributed $0.1 million of favorability.

•	Volume of BioSentry and RadiaDyne products contributed $2.3 million to gross profit.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense increased $0.8 million compared to the prior year. The increase is primarily attributable to the following:

•	New product development and clinical efforts related to the Company’s investment areas of NanoKnife, Thrombus Management and BioFlo increased $0.9 million.

•	Compensation and benefits decreased approximately $0.1 million due to decreased headcount as part of a process to streamline the R&D function.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense increased $1.4 million compared to the prior year. The increase is primarily attributable to the following:

•	Compensation and benefits increase of approximately $1.5 million which is primarily attributed to increased headcount as a result of the BioSentry and RadiaDyne acquisitions.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense increased $1.1 million compared to the prior year. The increase is primarily attributable to the following:

•
Compensation and benefits increase of approximately $0.6 million primarily as a result of increased variable compensation of $0.3 million, severance of $0.2 million and benefits of $0.1 million. This was partially offset by decreased salaries of $0.1 million as a result of open headcount.

•	Legal and professional fees relating to ongoing litigation that is within the normal course of business increased $0.4 million.

•	Other expenses increased $0.2 million.

•	Outside consultant spend decreased $0.2 million.

	Three months ended
(in thousands)	Feb 28, 2019	Feb 28, 2018	$ Change
Amortization of intangibles	$5,342	$4,191	$1,151
Change in fair value of contingent consideration	$609	$31	$578
Acquisition, restructuring and other items, net	$2,550	$4,177	$(1,627)
Other expense	$(1,708)	$(789)	$(919)

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•
The increase in amortization expense from the prior year is due to intangible asset additions as a result of the BioSentry and RadiaDyne acquisitions. The BioSentry acquisition increased intangible assets by $25.6 million and resulted in additional amortization expense of $0.4 million. The RadiaDyne acquisition increased intangible assets by $25.3 million and resulted in additional amortization expense of $0.7 million.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•
The increase from the prior year is due to contingent considerations that were recorded as part of the BioSentry and RadiaDyne acquisitions of $2.8 million and $22.3 million, respectively. The change in the fair value in contingent consideration is the result of amortization of the present value discount of $0.6 million.

Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Acquisition, restructuring and other items, net decreased by $1.6 million compared to the prior year. The decrease is primarily attributable to the following:

•	M&A expense of $0.3 million was incurred in the third quarter of fiscal year 2019 compared to none in the prior year.

•	Legal expense, related to litigation that is outside of the normal course of business, of $1.8 million was recorded in the third quarter of fiscal year 2019 compared to $2.3 million in the prior year.

•
In the third quarter of fiscal year 2018, the Company incurred $1.5 million of expense which consisted of $0.3 million of severance and $1.2 million of costs to move the product lines related to the plant consolidation that was announced in the third quarter of fiscal year 2017. The plant consolidation was completed in the fourth quarter of fiscal year 2018.

Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•
The increase in other expenses from the prior year of $0.9 million is due to increased interest expense of $0.7 million primarily due to the draw on the Revolving Facility during fiscal year 2019. Other expenses, including foreign currency fluctuations, increased by $0.2 million.

Income Tax Provision (Benefit)

	Three months ended
(in thousands)	Feb 28, 2019	Feb 28, 2018
Income tax expense (benefit)	$0.3	$(9.9)
Effective tax rate including discrete items	26.2%	(244.4)%

Our effective tax rate including discrete items for the three month periods ended February 28, 2019 and 2018 was 26.2% and negative (244.4)%, respectively. In fiscal 2019, the Company's effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes and state taxes.

The estimated annual effective tax rate, however, prior to discrete items was 25.3% in the third quarter of fiscal 2019, as compared to 4.9% for the same period in fiscal 2018.

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
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of February 28, 2019. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
Results of Operations for the Nine Months Ended February 28, 2019 and 2018

For the nine months ended February 28, 2019, the Company reported net income of $2.5 million, or $0.06 per diluted share, on net sales of $263.2 million, compared with net income of $14.2 million, or $0.38 per diluted share, on net sales of $256.0 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of products and related freight charges, less discounts and returns.

Net sales for the nine months ended February 28, 2019 and 2018:

	Nine Months Ended
(in thousands)	Feb 28, 2019	Feb 28, 2018	% Growth
Net Sales by Global Business Unit
Vascular Interventions & Therapies	$152,603	$149,751	1.9%
Vascular Access	69,861	$69,091	1.1%
Oncology	40,720	$37,126	9.7%
Total	$263,184	$255,968	2.8%

Net Sales by Geography
United States	$207,898	$203,020	2.4%
International	55,286	$52,948	4.4%
Total	$263,184	$255,968	2.8%
For the nine months ended February 28, 2019, net sales increased $7.2 million to $263.2 million compared to the same period in the prior year.

Vascular Interventions & Therapies

•
Total Vascular Interventions & Therapies sales increased $2.9 million primarily attributable to strong performance in Fluid Management and AngioVac. The increase in Fluid Management was attributed to continued efforts around new custom kits. The Company continues to see strong case volumes in AngioVac, which increased 15% percent from the prior year due to increased adoption of the Company's unique technology. These increases were partially offset by decreased sales volume of Venous products due to reimbursement challenges.

•
U.S. Vascular Interventions & Therapies sales increased $2.5 million due to an increase in volume in Fluid Management, AngioVac and Core Peripheral products. This was partially offset by decreased sales volume of Venous products.

•	International Vascular Interventions & Therapies sales increased $0.4 million due to an increase in volume in Venous and Angiographic catheters.

Vascular Access

•
Total Vascular Access sales increased $0.8 million due to growth in BioFlo which increased $1.7 million year over year. The increase in sales is also due to the launch of the BIIM ultrasound product in fiscal year 2019 which had $0.4 million in sales. This was partially offset by a decline in non-BioFlo PICCs of $1.4 million. The Company's BioFlo portfolio now comprises 51% of overall Vascular Access sales, compared to 49% a year ago.

•
U.S. Vascular Access sales decreased by $1.2 million due to competitive pressures in the PICC product line. This was partially offset by growth in Midlines and BioFlo Dialysis and Ports which continue to gain traction in the marketplace.

•	International Vascular Access sales increased by $2.0 million as the Company continues to expand its global reach of its Vascular Access product offerings.

Oncology

•
Total Oncology sales increased $3.6 million year over year primarily due to increased sales of NanoKnife disposables of $0.8 million along with $3.4 million in sales of BioSentry products and $3.0 million in sales of RadiaDyne products. This was partially offset by decreased sales in Radiofrequency Ablation, Microwave disposables and NanoKnife capital. Microwave sales were negatively impacted by the timing of the Company's prior year replacement shipments of $2.6 million which took place primarily in the first and second quarters of the prior year as a result of the market withdrawal of Acculis. NanoKnife capital decreased $0.8 million due to the timing of capital sales.

•
U.S. Oncology sales increased by $4.5 million primarily due to $3.3 million in sales of BioSentry products and $3.0 million in sales of RadiaDyne products. This was partially offset by a $1.0 million decrease in NanoKnife capital sales and a $0.3 million decrease in sales of RadioFrequency Ablation capital and disposables.

•
International Oncology sales decreased by $0.9 million due to decreased RadioFrequency Ablation and Microwave sales of $1.5 million, partially offset by increased NanoKnife capital and disposable sales of $0.7 million.

Gross Profit, Operating expenses, and Other income (expense)

	Nine Months Ended
(in thousands)	Feb 28, 2019	Feb 28, 2018	% Change
Gross profit	$140,267	$129,408	8.4%
Gross profit % of sales	53.3%	50.6%
Research and development	$22,235	$19,005	17.0%
% of sales	8.4%	7.4%
Selling and marketing	$59,115	$56,378	4.9%
% of sales	22.5%	22.0%
General and administrative	$26,612	$23,319	14.1%
% of sales	10.1%	9.1%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit increased by $10.9 million compared to the prior year. The increase is primarily attributable to the following:

•	Sales volume and mix contributed $2.8 million of favorability year over year. This was partially offset by increased price of $0.4 million and currency fluctuations of $0.6 million.

•	Sales of BioSentry and RadiaDyne products contributed $4.5 million to gross profit.

•	Net productivity of $1.7 million. Plant consolidation contributed $2.4 million of favorability partially offset by increased freight expense of $0.7 million.

•	Prior year reserve of $1.7 million related to the discontinuation of our RadioFrequency Ablation product in Japan.

•	The expiration of a royalty agreement in fiscal year 2018 resulted in $1.5 million of favorability compared to the prior year.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense increased $3.2 million compared to the prior year. The increase is primarily attributable to the following:

•	New product development and clinical efforts related to the Company’s investment areas of NanoKnife, Thrombus Management and BioFlo increased $2.8 million.

•	Increased compensation and benefits of $0.5 million primarily as a result of increased variable compensation.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense increased $2.7 million compared to the prior year. The increase is primarily attributable to the following:

•
Compensation and benefits increase of approximately $2.0 million which is primarily attributed to increased headcount as a result of the BioSentry and RadiaDyne acquisitions along with higher variable compensation. This was partially offset by decreased severance expense.

•	Increased travel of $0.5 million as a result of the increased headcount.

•
Increased consulting spend of $0.2 million, increased spend for trade shows and meeting expenses of $0.5 million and increased depreciation expense of $0.2 million. These were partially offset by decreases of $0.3 million, $0.2 million and $0.2 million in office supplies, lease expense and in recruiting, respectively.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense increased $3.3 million compared to the prior year. The increase is primarily attributable to the following:

•	Compensation and benefits increase of approximately $2.4 million primarily as a result of increased variable compensation, inflation of salaries and benefits and increased stock based compensation.

•	Increased legal fees related to ongoing litigation that is within the normal course of business of $0.5 million offset by other professional fees of $0.2 million.

•	Increased other expenses for technology investments of $0.3 million and lease expense of $0.1 million.

	Nine Months Ended
(in thousands)	Feb 28, 2019	Feb 28, 2018	$ Change
Amortization of intangibles	$14,646	$12,433	$2,213
Change in fair value of contingent consideration	$865	$218	$647
Acquisition, restructuring and other items, net	$9,700	$11,932	$(2,232)
Other expense	$(3,761)	$(1,985)	$(1,776)

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•
The increase in amortization expense from the prior year is due to intangible asset additions as a result of the BioSentry and RadiaDyne acquisitions. The BioSentry acquisition increased intangible assets by $25.6 million and resulted in additional amortization expense of $1.0 million. The RadiaDyne acquisition increased intangible assets by $25.3 million and resulted in additional amortization expense of $1.0 million.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•
The increase from the prior year is due to contingent considerations that were recorded as part of the BioSentry and RadiaDyne acquisitions of $2.8 million and $22.3 million, respectively. The change in the fair value in contingent consideration is the result of amortization of the present value discount of $0.9 million. In addition, in the second quarter of fiscal year 2018, the final minimum payment was made on the AngioVac product contingent consideration and a $2.1 million payment was made on the Microsulis contingent consideration during the first quarter of fiscal 2019. Only one minimum payment is remaining on the Microsulis contingent consideration.

Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Acquisition, restructuring and other items, net decreased by $2.2 million compared to the prior year. The decrease is primarily attributable to the following:

•	M&A expense of $3.2 million was incurred in fiscal year 2019 compared to $1.1 million in the prior year.

•	Legal expense, related to litigation that is outside of the normal course of business, of $5.5 million was recorded in fiscal year 2019 compared to $6.2 million in fiscal year 2018.

•
For the nine months ended 2018, the Company incurred $4.2 million of expense which consisted of $1.5 million of severance and $2.6 million of costs to move the product lines related to the plant consolidation that was announced in the third quarter of fiscal year 2017. The plant consolidation was completed in the fourth quarter of fiscal year 2018; therefore, only $0.3 million of expense was incurred for the nine months ended 2019.

Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•
The increase in other expenses from the prior year of $1.8 million is due to increased interest expense of $1.4 million primarily due to the draw on the Revolving Facility during fiscal year 2019. In addition, foreign currency fluctuations increased $0.8 million. These increases were partially offset by other income of $0.4 million.

Income Tax Provision (Benefit)

	Nine Months Ended
(in thousands)	Feb 28, 2019	Feb 28, 2018
Income tax expense (benefit)	$0.9	$(10.1)
Effective tax rate including discrete items	26.0%	(244.0)%

Our effective tax rate including discrete items for the three month periods ended February 28, 2019 and 2018 was 26.0% and negative (244.0)%, respectively. In fiscal 2019, the Company's effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes and state taxes.

The estimated annual effective tax rate, however, prior to discrete items was 25.3% in the third quarter of fiscal 2019, as compared to 4.9% for the same period in fiscal 2018.

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
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of February 28, 2019. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $41.7 million as of February 28, 2019, compared with $74.1 million as of May 31, 2018. The Company had no marketable securities outstanding as of February 28, 2019. As of May 31, 2018, the Company had $1.3 million in marketable securities. As of February 28, 2019 and May 31, 2018, total principal debt outstanding was $133.8 million and $92.5 million, respectively. The fair value of contingent consideration payments was $27.1 million as of February 28, 2019 and $3.3 million as of May 31, 2018.
The table below summarizes our cash flows for the nine months ended February 28, 2019 and 2018:

	Nine Months Ended
(in thousands)	Feb 28, 2019	Feb 28, 2018
Cash provided by (used in):
Operating activities	$12,428	$17,516
Investing activities	(85,873)	(2,912)
Financing activities	41,173	(10,690)
Effect of exchange rate changes on cash and cash equivalents	(120)	834
Net change in cash and cash equivalents	$(32,392)	$4,748

During the nine months ended February 28, 2019 and 2018, cash flows consisted of the following:

Cash provided by operating activities

Nine months ended February 28, 2019:

•
Net income was driven by increased sales and improved gross profit. This was partially offset by higher operating expenses in research and development, selling and marketing and general administrative as well as costs related to our acquisition and restructuring activities.

•
The Company continues to focus on optimizing its cash conversion cycle. In the third quarter of fiscal year 2019, working capital was negatively impacted by increased inventory on hand of $2.7 million. Days sales outstanding ("DSO") increased as a result of increased sales in the third quarter. This had a $3.9 million negative impact on working capital. Also, the $12.7 million DOJ settlement payment that was made during the first quarter of fiscal year 2019 negatively impacted working capital from accounts payable and accrued liabilities.

Nine months ended February 28, 2018:

•	Net income was driven by higher sales and higher gross margins.

•
With regards to working capital, the Company focused on optimizing DSO which contributed to $2.9 million of working capital improvement. This working capital improvement was offset by increased inventory on hand of $1.9 million and $9.8 million of higher payments for accounts payable and accrued liabilities.

Cash used in investing activities

Nine months ended February 28, 2019 and 2018:

•	$2.3 million in fixed asset additions, primarily for maintenance of equipment versus $1.6 million in the prior year.

•	$37.0 million cash payment to acquire the BioSentry product from SSC and a $47.9 million cash payment to acquire RadiaDyne as described in Note 2 to the financial statements.

Cash used in financing activities

Nine months ended February 28, 2019 and 2018:

•	$55.0 million draw on the revolver as a result of the RadiaDyne acquisition described in Note 2 to the financial statements.

•
$3.8 million repayment on the Term Loan in both the current year and prior year. This is consistent with the required amortization payment on the Term Loan. There was also a $10.0 million repayment on the Revolving Facility in the third quarter of fiscal year 2019.

•	$2.0 million of proceeds from stock option and ESPP activity versus $2.6 million in the prior year.

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
We believe that our current cash and investment balances, together with future cash generated from operations and our revolving credit facility capacity of up to $150.0 million as of February 28, 2019, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. As part of the RadiaDyne acquisition that closed on September 21, 2018, the Company drew $55.0 million on the revolving credit facility. Based on our current leverage ratio of net debt to EBITDA, as defined by the Credit Agreement, the Company could draw approximately $85.0 million more on the remaining $95.0 million of the revolving credit facility. If we seek to make significant acquisitions of other businesses or technologies in the future, we may require additional external financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our credit facility and investments that could impact our results of operations and financial position.

We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 8% of our sales in the third quarter of fiscal 2019 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended February 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries
PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard’s Complaint sought unspecified damages and other relief. The Company filed petitions for reexamination in the US Patent and Trademark Office ("USPTO") seeking to invalidate all three asserted patents. The Company's petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the USPTO Board of Appeals and Interferences for all three reexaminations, which were decided as follows: In one (issued on March 11, 2016 for US Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947.022) the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard sought Rehearing in all three appeals and the Company sought Rehearing in the ‘302 and ‘615 appeals. The PTO denied all three Rehearing Requests, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.  Bard filed a Appeals to the Federal Circuit Court of Appeals in all three reexams and the Company filed Cross-Appeals for the ‘302 and the ‘615 reexams and completed briefing.  MedComp also filed an Amicus Brief in support of the Company on November 22, 2017. An oral hearing was held on September 5, 2018 and the court rendered its decision on September 28, 2018.  Affirming that claims 1-5 and 10 of the ‘615 patent were invalid and that claims 6-7 of the 615 patent and 1-4 of the 302 patent were valid in light of the asserted prior art references.  The Federal Circuit reversed the PTAB’s claim construction ruling and remanded for consideration of obviousness for the remaining claims under the new claim construction ruling and further findings with respect to whether one of the asserted references qualified as a printed publication. On January 28, 2019, The USPTO reversed the rejections of the ‘302 claims 1-10, ‘022 claims 1-20 and ‘617 8-9.  Meanwhile, the Utah Action remains stayed.  On July 12, 2017, Bard assigned the asserted patents to Bard Peripheral Vascular, Inc. (“BPV”) which was added as Co-Appellant before the Federal Circuit and as a co-Plaintiff in the Utah action. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, C.R. Bard, Inc. ("Bard") and Bard Peripheral Vascular, Inc. (“BPV”) filed suit in the United States District Court for the District of Delaware (the “Delaware Action") claiming certain of the Company's implantable port products infringe on three other U.S. patents held by Bard, which are different from those asserted in the Utah action. Bard's complaint seeks unspecified damages and other relief. On June 1, 2015, the Company filed two motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. On January 12, 2016, the Court issued a decision denying both motions. A Markman hearing was held on March 10, 2017 and the Court issued its Claim Construction Order on May 19, 2017. On May 19, 2017, Bard served its Final Infringement Contentions and on June 2, 2017, the Company served its Final Invalidity Contentions. On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018 and completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial until March 2019. On January 9, 2019 the court held a further claim construction hearing to resolve two outstanding claim construction issues prior to trial. A Report and Recommendation was issued on February 11, 2019 and entered by the Court on February 28, 2019. Jury selection was held on Friday March 1, 2019 and trial began on March 4, 2019.  On day four of the jury trial, at the close of C.R. Bard’s case (Plaintiff), Judge Bataillon granted judgment as a matter of law under rule 50(a) in favor of AngioDynamics, dismissing Bard’s suit.  We await a final order from the Court regarding the Rule 50(a) rulings. We maintain our belief that these claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended February 28, 2019:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (1)
December 1, 2018 - December 31, 2018	826	$20.46	—	$—
January 1, 2019 - January 31, 2019	981	$20.74	—	$—
February 1, 2019 - February 28, 2019	490	$22.53	—	$—
Total	2,297	$21.02	—	—

(1)	These amounts are not applicable as the Company currently does not have a share repurchase program in effect.

Item 3.	Defaults on Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
EXHIBIT INDEX

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	April 2, 2019	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	April 2, 2019	/ S / MICHAEL C. GREINER
Michael C. Greiner, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)