Form 10-K
period 2019-05-31
ANGIODYNAMICS INC
filed 2019-07-25
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2019
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
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $723,763,752 computed by reference to the last sale price of the common stock on that date as reported by The NASDAQ Global Select Market.
As of July 22, 2019 there were 37,276,981 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year ended May 31, 2019.

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

The Company grew over the following years as a result of acquisitions of companies including RITA Medical Systems in January 2007, Oncobionic in May 2008, Vortex Medical, Inc. in October 2012, Clinical Devices in August 2013, the assets of Diomed in June 2008 and the assets of Microsulis Medical Limited in January 2013. These acquisitions added product lines including market-leading ablation and NanoKnife systems, vascular access products, angiographic products and accessories, dialysis products, drainage products, thrombolytic products, embolization products, venous products and targeted renal therapy products. In May 2012, AngioDynamics acquired Navilyst Medical, bringing market-leading Fluid Management systems into our portfolio. The acquisition significantly expanded the Company's scale, doubling its share of the vascular access market while building critical mass in the peripheral vascular market.

In August 2018, the Company acquired the BioSentry product line from Surgical Specialties, LLC. In September 2018, the Company acquired RadiaDyne, which consisted of the OARtrac dose monitoring technology along with endorectal and vaginal balloons.

On May 31, 2019, the Company completed the sale of the Fluid Management business (the “Divestiture”) and all of the assets used primarily in connection with the Fluid Management business to Medline Industries, Inc. (“Medline”) pursuant to an asset purchase agreement dated April 17, 2019 (the “Asset Purchase Agreement”).

Headquartered in Latham, N.Y., with manufacturing primarily out of the Queensbury facility, AngioDynamics is publicly traded on the NASDAQ stock exchange under the symbol ANGO.

PRODUCTS

Our product offerings fall within three Global Business Units (GBUs): Oncology/Surgery ("OS"), Vascular Interventions and Therapies ("VIT") and Vascular Access ("VA"). All products discussed below have been cleared for sale in the United States by the Food and Drug Administration ("FDA"). International regulatory clearances vary by product and jurisdiction.

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

BioSentry Tract Sealant System

The BioSentry tract sealant system deploys a self-expanding hydrogel plug into the pleural space following a percutaneous lung biopsy, creating an airtight seal that closes the pleural puncture. Depth markings provide accurate and consistent placement based on CT-guided measurements, while depth adjustment wheel and locking mechanisms ensure proper plug deployment.

The hydrogel plug is made from a synthetic tissue-friendly polymer that fully reabsorbs into the body and the co-axial adapter mates with a coaxial needle to ensure a proper fit and delivery of the plug.

The BioSentry Tract Sealant System is indicated for sealing pleural punctures to significantly reduce the risk of pneumothoraxes (air leaks) associated with percutaneous, transthoracic needle lung biopsies and to provide accuracy in marking a biopsy location for visualization during surgical resection.

IsoLoc Endorectal Balloon

The IsoLoc Endorectal Balloon's unique, customer-driven design is the result of collaborations with Radiation Oncologists, Therapists and Physicists with one goal in mind - to create a new standard for endorectal balloons (ERB) in the oncology space.

The design of IsoLoc not only addresses patient comfort, but also simplifies three challenging clinical scenarios that many physicians face when using radiation therapy for and/or in relation to the prostate. First, it's gas-release tip removes rectal gas and reduces prostate motion for gaseous patients. Secondly, the structure of the ERB aids in defining the anatomy for difficult planning scenarios with post-radical patients. Lastly, IsoLoc repositions and lifts the bowel in patients that have a low-lying bowel.

Alatus Vaginal Balloon Packing System

Alatus was developed with the patient's comfort in mind and to assist the physician to move healthy tissue away from the radiation treatment field. Prior to Alatus, the clinician would push gauze into the vagina to move the bladder and bowel away from the radiation treatment field. Inserting gauze into the vagina can be uncomfortable before treatment and unpleasant at the end of treatment as it tends to dry out before removing.

Studies have shown, relative to traditional gauze packing, Alatus offers a more comfortable procedure for the patient, reduces the need for post-procedural pain medication and moves healthy tissue away from the radiation field.

OARtrac

The OARtrac system provides real-time dose data physically delivered during many cancer treatments, thus allowing physicians to know the delivered dose. The dose information obtained during the treatment is compared with the planned dose that the Radiation Oncologist expected to provide the patient. The OARtrac System itself does not stop the radiation treatment, or change the radiation delivery, but provides dose data which the Radiation Oncologist can use to adjust a patient's treatment plan.

Vascular Interventions and Therapies Products

AngioDynamics’ Vascular Interventions and Therapies product offerings support the medical areas of Venous Insufficiency, Thrombus Management, Peripheral Products (Core) and Fluid Management, which was divested on May 31, 2019.

Thrombus Management

Our Thrombus Management portfolio includes the proprietary AngioVac venous drainage cannula and circuit, as well as catheter directed thrombolytic devices and Uni-Fuse infusion catheters. AngioDynamics offers a range of options when treating thrombus and removing fresh, soft thrombi or emboli.

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

The AngioVac venous drainage cannula is a 22 French coil-reinforced cannula designed with a balloon actuated, expandable funnel shaped distal tip. The proprietary funnel shaped tip enhances venous drainage flow when the balloon is inflated, prevents clogging of the cannula with commonly encountered undesirable intravascular material, and facilitates embolic removal of such extraneous material.

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

AngioDynamics guidewires include Nit-Vu (featuring a kink-resistant NiTi alloy core facilitating smooth navigation through tortuous vasculature and accurate wire control) and PTFE (Polytetrafluoroethylene) Coated (fixed core and movable core) diagnostic guidewires.

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

Fluid Management

Our Fluid Management product offerings include the NAMIC® Fluid Management portfolio. Since 1969, the NAMIC product line has been a leader in providing clinicians high quality, dependable devices that help in the diagnosis and treatment of cardiovascular and peripheral vascular disease. The NAMIC product line includes an extensive offering of manifolds, contrast management systems, closed fluid systems, guidewires, disposable transducers and interventional accessories. These devices are utilized together and allow clinicians to aspirate or inject contrast, saline, remove waste and monitor invasive blood pressures throughout the procedure. This business was divested on May 31, 2019.

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

Asclera (polidocanol) Injection

Asclera (polidocanol) injection is the only FDA-approved sclerosant with an indication to treat uncomplicated spider veins and uncomplicated reticular veins in the lower extremity. AngioDynamics distributes Asclera through a global agreement with the manufacturer and their distributor. The agreement to sell the Asclera product was terminated in April 2019.

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

COMPETITION

We encounter significant competition across our product lines and in each market in which our products are sold. These markets are characterized by rapid change resulting from technological advances, scientific discoveries and changing customer needs and expectations. We face competitors, ranging from large manufacturers with multiple business lines, to small manufacturers that offer a limited selection of products.

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

MANUFACTURING

We manufacture certain proprietary components and products and then assemble, inspect, test and package our finished products. By designing and manufacturing many of our products from raw materials, and assembling and testing our subassemblies and products, we believe that we are able to maintain better quality control, ensure compliance with applicable regulatory standards and our internal specifications, and limit outside access to our proprietary technology. We have custom-designed proprietary manufacturing and processing equipment and have developed proprietary enhancements for existing production machinery.

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

In February 2017, we announced the consolidation of our global operations into two facilities located in New York State. Operations in our Denmead, U.K. and Manchester, GA. manufacturing facilities were consolidated into the Glens Falls and Queensbury, NY facilities during fiscal year 2018. On May 31, 2019, the Company completed the sale of the Fluid Management business which included one of the two Glens Falls, NY manufacturing facilities. As of June 1, 2019, the Company will manufacture most of its product from the Queensbury, NY facility and one small facility in Glens Falls, NY.

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

Most of our products are sold under the AngioDynamics trade name or trademark. Additionally, products are sold under product trademarks and/or registered product trademarks owned by AngioDynamics, Inc., or an affiliate or subsidiary. Some products contain trademarks of companies other than AngioDynamics.

See Part I. Item 3 of this report for additional details on litigation regarding proprietary technology.

LITIGATION

We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products, or result in significant royalty payments in order to continue selling those products. The medical device industry is also susceptible to significant product liability claims. These claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. In addition, product liability claims may be asserted against us in the future based on events we are not aware of at the present time. At any given time, we are involved in a number of product liability actions. For additional information, see both Part I. Item 3 of this report and Note 17 to the consolidated financial statements in this Annual Report on Form 10-K.

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

The devices manufactured by us are also subject to the QSR, which imposes elaborate testing, control, documentation and other quality assurance procedures. Every phase of production, including raw materials, components and subassembly, manufacturing, testing, quality control, labeling, tracing of consignees after distribution and follow-up and reporting of complaint information is governed by the FDA’s QSR. Device manufacturers are required to register their facilities and list their products with the FDA and certain state agencies. The FDA periodically inspects manufacturing facilities and, if there are alleged violations, the operator of a facility must correct them or satisfactorily demonstrate the absence of the violations or face regulatory action. Penalties for failure to maintain compliance to the QSR include warning letters and potentially consent decrees. Failure to maintain the QSR appropriately could result in the development of further warning letters. In addition, non-compliance with applicable FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and criminal prosecutions. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us.

Other U.S. Regulatory Bodies

We and our products are subject to a variety of state and local laws in those jurisdictions where our products are, or will be, marketed. We and our products are also subject to a variety of federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, we are subject to various federal and state laws governing our relationships with the physicians and others who purchase or make referrals for our products. For instance, federal law prohibits payments of any form that are intended to induce a referral for any item payable under Medicare, Medicaid or any other federal healthcare program. Many states have similar laws. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future, or that such laws or regulations will not have a material adverse effect upon our ability to do business.

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

THIRD-PARTY REIMBURSEMENT AND ANTI-FRAUD AND CORRUPT PRACTICES REGULATION

United States

The delivery of our devices is subject to regulation by the Department of Health and Human Services (HHS) and comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care items and services. U.S. laws and regulations are imposed primarily in conjunction with the Medicare and Medicaid programs, as well as the government’s interest in regulating the quality and cost of health care. Foreign governments also impose regulations in conjunction with their health care reimbursement programs and the delivery of health care items and services.

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

There is no assurance that this level of coverage is adequate. We may not be able to sustain or maintain this level of coverage and cannot assure you that adequate insurance coverage will continue to be available on commercially reasonable terms, or at all. A successful product liability claim or other claim, with respect to uninsured or underinsured liabilities, could have a material adverse effect on our business.

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

EMPLOYEES

As of May 31, 2019, we had approximately 1,050 full time employees. As a result of the Fluid Management divestiture, on June 1, 2019 we had approximately 750 full time employees. None of our employees are represented by a labor union and we have never experienced a work stoppage.

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
James C. Clemmer	55	President and Chief Executive Officer
Michael C. Greiner	46	Executive Vice President and Chief Financial Officer
Stephen A. Trowbridge	45	Senior Vice President and General Counsel
David D. Helsel	55	Senior Vice President Global Operations
Warren G. Nighan	50	Senior Vice President Quality and Regulatory Affairs
Benjamin H. Davis	54	Senior Vice President Business Development
Chad T. Campbell	49	Senior Vice President and General Manager, Vascular Access
Brent J. Boucher	52	Senior Vice President and General Manager, Oncology/Surgery
Robert A. Simpson	47	Senior Vice President and General Manager, Vascular Interventions and Therapies
Kim L. Seabury	52	Senior Vice President, Information Technology

James C. Clemmer became our President and Chief Executive Officer in April 2016. Prior to joining AngioDynamics, Mr. Clemmer served as President of the $1.8 billion medical supplies segment at Covidien plc. where he directed the strategic and day-to-day operations for global business divisions that collectively manufactured 23 different product categories. In addition, he managed global manufacturing, research and development, operational excellence, business development and all other functions associated with the medical supplies business. Prior to his role at Covidien, Mr. Clemmer served as Group President at Kendall Healthcare, where he managed the U.S. business across five divisions and built the strategic plan for the medical supplies segment before it was spun off from Tyco. Mr. Clemmer began his career at Sage Products, Inc. Mr. Clemmer currently serves on the Board of Directors for AngioDynamics and Lantheus Medical Imaging. Mr. Clemmer is a graduate of the Massachusetts College of Liberal Arts, where he served as interim president from August 2015 until March 2016.

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

Stephen A. Trowbridge joined AngioDynamics as corporate counsel in June 2008, becoming our Vice President and General Counsel in June 2010 and Senior Vice President and General Counsel in August 2013. Mr. Trowbridge manages AngioDynamics’ legal matters, including corporate governance, mergers and acquisitions, finance, securities regulation, litigation, regulatory matters, intellectual property and compliance. Mr. Trowbridge also oversees the Company’s clinical affairs and healthcare economics departments. Prior to AngioDynamics, Mr. Trowbridge served as Corporate Counsel at Philips Healthcare and Intermagnetics General Corporation. Mr. Trowbridge began his career with Cadwalader, Wickersham & Taft LLP in the firm’s Mergers and Acquisitions and Securities Group. Mr. Trowbridge received a Bachelor of Science in Science and Technology Studies from Rensselaer Polytechnic Institute, a Juris Doctor from the University of Pennsylvania Law School, and a Master of Business Administration from Duke University’s Fuqua School of Business.

David D. Helsel currently services as Senior Vice President of Global Operations and has been with AngioDynamics since December 2017. Prior to joining AngioDynamics he was Senior Vice President, Global Supply Chain, at Hill-Rom Holdings for almost three years. Before that, Mr. Helsel worked at Haemonetics for three years where he served as Executive Vice President for Global Manufacturing and also spent almost nineteen years in various positions with increasing responsibility at Covidien, including Vice President of Operations for the Surgical Solutions Division and Medical Supplies Division. An expert in Lean and Six Sigma, Mr. Helsel also served as Global Director of Operational Excellence, supporting sixty-three manufacturing facilities. Mr. Helsel holds a Bachelor of Science in Mechanical Engineering from LeTourneau University.

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

Robert A. Simpson joined AngioDynamics in February 2017 as the Senior Vice President and General Manager for the Vascular Interventions & Therapies Global Business Unit. In his role, Mr. Simpson oversees research and development and global commercialization of the Global Business Unit’s portfolio. Prior to AngioDynamics, Mr. Simpson served as the Vice President and General Manager of the Patient Care Global Business at Medtronic. He was responsible for leading the business strategy and operations while ensuring global execution. Prior to his role within the Patient Care business, Mr. Simpson led strategy and business development for Medtronic’s Patient Monitoring & Recovery business. Mr. Simpson also held various leadership roles in Sales and Marketing during his time at Covidien (Medtronic) and Alcon (Novartis). Mr. Simpson received a Bachelor of Science in Management Science - Finance from the State University of New York at Geneseo and has completed a comprehensive, executive leadership development program at Babson College.

Kim L. Seabury is our Senior Vice President, Information Technology and joined the Company in September 2011. Prior to joining AngioDynamics, Mrs. Seabury served as Vice President of Emerging Technologies and Product Development for Pitney Bowes Software, managing global software development teams for both core products and emerging SaaS solutions. Prior to her role at Pitney Bowes, Mrs. Seabury held several key leadership positions at MapInfo Corporation, including Global Managing Director of IT, IT Business Applications Director and Director of Web Operations. Mrs. Seabury is certified in PSI, Operational Excellence, ITIL and is a Six-Sigma Green Belt. In addition, Mrs. Seabury has extensive experience in project management and has participated in a variety of leadership development programs. Mrs. Seabury holds a Bachelor of Science degree in Applied Arts and Science from Rochester Institute of Technology.

AVAILABLE INFORMATION

Our corporate headquarters is located at 14 Plaza Drive, Latham, New York 12110. Our phone number is (518) 795-1400. Our website is www.angiodynamics.com.

We make available, free-of-charge through our website, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission, or SEC. In addition, our website includes, among other things, charters of the various committees of our Board of Directors and our code of business conduct and ethics applicable to all employees, officers and directors. Any stockholder also may obtain copies of these documents, free of charge, by sending a request in writing to our investor relations department: AngioDynamics, 14 Plaza Drive, Latham, N.Y. 12110, Attention: Saleem Cheeks. Information on our website or connected to our website is not incorporated by reference into this Annual Report on Form 10-K.

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

If we are not able to successfully execute our business development strategies our business and prospects could be materially impacted.

We expect to continue to engage in business development activities including evaluating acquisitions, technology licensing arrangements and other opportunities. These activities may result in substantial investment of our time and financial resources. Our success developing products or expanding into new markets from such activities will depend on a number of factors, including our ability to find suitable opportunities for acquisition or investment; competition from competitors seeking similar opportunities; whether we are able to negotiate terms that are satisfactory to us or at all; and our ability to successfully integrate the acquired company, business, product, technology or research into our existing operations, including the ability to adequately fund acquired in-process R&D projects and to maintain adequate controls over the combined operations. If we are unsuccessful in our business development activities, we may not be able to achieve our growth goals or we may incur significantly more expenses than we anticipate.

If we do not maintain our reputation with interventional physicians, interventional and surgical oncologists and critical care nurses our growth will be limited and our business could be harmed.

Physicians typically influence the medical device purchasing decisions of the hospitals and other healthcare institutions in which they practice. Consequently, our reputation with interventional physicians, interventional and surgical oncologists and critical care nurses is crucial to our continued growth. We believe that we have built a positive reputation based on the quality of our products, our physician-driven product development efforts, our marketing and training efforts and our presence at medical society meetings. Any actual or perceived diminution in the quality of our products, or our failure or inability to maintain these other efforts, could damage our reputation with interventional physicians and cause our growth to be limited and our business to be harmed.

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

A significant aspect of our growth strategy is the continued market development of products including NanoKnife, AngioVac, OARtrac and BioFlo products.

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

The future prospects of many of our high growth products, such as NanoKnife and AngioVac, rely on continued generation of clinical data pursuant to clinical trials conducted by us, our competitors or other third parties. If the results of these trials are not what we expect, or are perceived as unfavorable by the market, our business could be materially harmed.

As a part of the market development and regulatory process of obtaining marketing clearance for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Negative, unexpected or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market's or regulators’ negative perception of this clinical data, may adversely impact our ability to obtain product approvals and successfully market our products and our business, financial condition, results of operations or future prospects may be materially impacted.

Our business and prospects depend heavily on NanoKnife, which is currently approved for the surgical ablation of soft tissue. If we are unable to secure expanded specific regulatory approvals for NanoKnife, our business and prospects will be materially harmed.

Our NanoKnife System is indicated for the surgical ablation of soft tissue. The long-term prospects for our NanoKnife business may rely on securing expanded indications for specific disease states and treatments. Based on our current indication, our ability to promote NanoKnife and provide training with respect to the use of NanoKnife is limited to the surgical ablation of soft tissue. In the fourth quarter of our fiscal year ended May 31, 2019, we received approval from the FDA to initiate our DIRECT clinical trial to study the use of NanoKnife for the treatment of Stage III pancreatic cancer. If we are not able to successfully complete this trial and secure clearances or approvals for expanded indications for our NanoKnife System, including for the treatment of Stage III pancreatic cancer, or if expanded indications are significantly delayed or limited, our business and prospects may be materially harmed and we may need to delay our initiatives or even significantly curtail operations.

Our business and prospects rely heavily upon our ability to successfully complete clinical trials, including our NanoKnife DIRECT Clinical study. We may choose to, or may be required to, suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.

Clinical trials must be conducted in accordance with the applicable laws and regulations in the jurisdictions in which the clinical trials are conducted, including FDA’s current Good Clinical Practices. The clinical trials are subject to oversight by the FDA, regulatory agencies in other jurisdictions, ethics committees and institutional review boards at the medical institutions where the clinical trials are conducted. Clinical trial protocols may require a large number of patients to be enrolled in the trials. Patient enrollment is a function of many factors, including the size of the patient population for the target indication, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. Clinical trials may be suspended by the FDA or by a regulatory agency in another jurisdiction at any time if the FDA or the regulatory agency finds deficiencies in the conduct of these trials or it is believed that these trials expose patients to unacceptable health risks.

We, the FDA or regulatory agencies in other jurisdictions might delay or terminate our clinical trials for various reasons, including:

•	Enrolled patients may have unforeseen adverse side effects;

•	New therapies may become the standard of care while we are conducting our clinical trials, which may require us to revise or amend our clinical trial protocols or terminate a clinical trial;

•	Fatalities may occur during a clinical trial due to medical problems that may or may not be related to clinical trial treatments;

•	Patient enrollment in the clinical trials may be insufficient or significantly delayed.

Patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive follow-up to assess the safety and effectiveness of NanoKnife treatments, or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competing products. In addition, the inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events for reasons that may not be related to our NanoKnife System.

In addition, we rely on contract research organizations, or CROs, with respect to conducting our clinical trials. We may experience significant cost overruns associated with, and we may encounter difficulties managing, these CROs.

Termination of our clinical trials or significant delays in completing our clinical trials could have a materially negative impact on our financial condition and prospects.

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

In addition, we purchase certain products as a distributor for the manufacturer of those products. Operational, quality or regulatory issues of the manufacturers of the products we distribute could constrain or interrupt the availability of those products or services.  Any constraint or interruption in the supply of finished products that we distribute could have a material adverse effect on our ability to sell products, our financial condition and our results of operations.

We are heavily dependent on third-party distributors to generate a substantial portion of international revenues and are at the risk of these distributors also selling for our competitors along with being financially viable to be able to effectively distribute our products and make timely payment.

Outside of North America we rely heavily on third party distributors, either on a country-by-country basis or on a multi-country, regional basis, to market, sell and distribute our products. International distributors accounted for approximately 81% of international revenues for the year ended May 31, 2019. In certain circumstances, distributors may also sell competing products, or products for competing diagnostic modalities, and may have incentives to shift sales towards those competing products. As a result, we cannot assure you that our international distributors will increase or maintain our current levels of unit sales or increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, there is a risk that our distributors will not be financially viable due to current economic and/or regulatory events in their respective countries.

We rely on distributors for the commercialization of our products in countries in which we do not have a direct sales and marketing presence. If we are unable to maintain our relationships or establish direct sales capabilities, our sales may significantly decline, materially impacting our financial position and results of operations.

We have no or limited direct sales or marketing capabilities in some of the regions and countries in which our products are sold, including, among others, China, Japan, Brazil, the Middle East and many European countries. We have entered into distribution agreements with third parties to market and sell our products in those countries in which we do not have a direct sales force. If we are unable to maintain or enter into such distribution arrangements on acceptable terms, or at all, we lose significant revenue or be unable to achieve our growth aspirations. Moreover, to the extent that we enter into distribution arrangements with other companies, our revenues, if any, will depend on the terms of any such arrangements and the efforts of others. These efforts may turn out not to be sufficient and our third-party distributors may not effectively sell our products. In addition, although our contract terms require our distributors to comply with all applicable laws regarding the sale of our products, including anti-competition, anti-corruption, anti-money laundering and sanctions laws, we may not be able to ensure proper compliance. If our distributors fail to effectively market and sell our products in full compliance with applicable laws, our financial position and results of operations could be materially impacted.

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

We carry a product liability policy with a limit of $10.0 million per product liability claim and an aggregate policy limit of $10.0 million, subject to a self-insured retention of $0.5 million per occurrence and $2.0 million in the aggregate. We believe, based on claims made against us in the past, our existing product liability insurance coverage is reasonably adequate to protect us from any liabilities we might incur. However, there is no assurance that this coverage will be sufficient to satisfy any claim made against us. In addition, we may not be able to continue to maintain adequate coverage at a reasonable cost and on reasonable terms, if at all. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. Additionally, if one or more product liability claims is brought against us for uninsured liabilities or is in excess of our insurance coverage, our financial condition and results of operations could be negatively impacted. Further, such claims may require us to recall some of our products, which could result in significant costs to us and could divert management’s attention from our business.

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

We may never realize the expected benefits from the divestiture of our Fluid Management business. In addition, the divestiture of our Fluid Management business entails significant personnel, systems and infrastructure changes that could cause operational disruptions.

The divestiture of our Fluid Management business is part of a strategy to transform ourselves into a high growth, highly profitable, medical technology company. If we are unable to achieve our growth and profitability objectives due to competition, lack of acceptance of our products, failure to generate favorable clinical data or gain regulatory approvals, or other risks as described in this section, or due to other events, we will not be successful in transforming our business and may not see the appropriate market valuation. Moreover, our Fluid Management business generated substantial revenue, earnings and cash flow, which we have not replaced. While over time we expect to replace this revenue and cash flow by investing in, acquiring and accelerating higher margin revenue streams, there is a risk we will be unable to replace the revenue, earnings and cash flow that our Fluid Management business generated, or that the cost of such will be higher than expected. If we are unable to achieve our profit and growth objectives, such failure will be exacerbated by the loss of revenue, earnings and cash flow generated by our divested Fluid Management business, and could materially impact our financial position and results of operations, resulting in a decline in our stock price.

The sale of our Fluid Management business required us to restructure significant personnel, systems and infrastructure. As part of this process, many long-term employees with valuable institutional knowledge were transitioned to Medline, and key systems were replicated or relocated across both companies. In some instances, existing processes and systems could not be fully replicated, requiring that we enter into short term transition service arrangements with Medline, and vice versa, under which the parties perform certain services for each other pending establishment of new processes and systems. Although these transitions were thoroughly planned, it is not unlikely in a transaction of this complexity that disruptions could occur. If disruptions to our financial controls, IT, administrative support, manufacturing or regulatory processes occur, and if such disruptions prove to be more severe than our planning anticipated, this could have a material adverse effect on our business.

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

Although our stock is traded on the NASDAQ Global Select Market, we are a global Company. Operations in countries outside of the U.S., which account for approximately 20% percent of our net sales for the fiscal year ended May 31, 2019, are accompanied by certain financial and other risks that would not be faced by a company operating purely within the U.S. We intend to continue to pursue growth opportunities in sales outside the U.S., especially in emerging markets, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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

Since fiscal year 2008, the global economy has been impacted by the sequential effects of an ongoing global financial crisis. There can be no assurance that there will not be further deterioration in the global economy. Our customers and vendors may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. In addition, trade receivables are in many countries. Repayment of these receivables is dependent upon the financial stability of the economies of those countries.

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

Our business depends upon our ability to attract and retain highly qualified personnel, including managerial, sales and technical personnel. We compete for key personnel with other companies, healthcare institutions, academic institutions, government entities and other organizations. We do not have written employment agreements with our executive officers, other than the CEO. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel or hire or retain other qualified personnel in the future. In addition, our sales force is highly talented and there is competition in the sales industry which could have an adverse effect on our business if there is significant turnover.

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

We may incur indebtedness which could impose operating and financial restrictions on us as a result of debt service obligations which could significantly limit our ability to execute our business strategy.

We may incur indebtedness in the future subject to limitations contained in the agreements governing our debt. The interest rate on potential borrowings could be a floating rate which could expose us to the risk of increased interest expense in the future. The terms of a credit facility could require us to comply with certain financial maintenance covenants. In addition, the terms of our indebtedness could also include certain covenants restricting or limiting our ability to take certain actions.

These covenants could adversely affect our ability to finance future operations or limit our ability to pursue certain business opportunities or take certain corporate actions. The covenants could also restrict our flexibility in planning for changes in our business and the industry and could make us more vulnerable to economic downturns and adverse developments.

Our ability to meet our cash requirements, including our debt service obligations, could be dependent upon our operating performance, which would be subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which could be beyond our control. We cannot provide assurance that our business operations would generate sufficient cash flows from operations to fund potential cash requirements and debt service obligations. If our operating results, cash flow or capital resources prove inadequate, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations. If we incurred indebtedness and were unable to service our debt, we could be forced to reduce or delay planned expansions and capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital, and we could be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our potential debt obligations or could have an adverse impact on our business. Our potential debt agreements could limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our potential debts or to successfully undertake any of these actions could have a material adverse effect on us.

In addition, the degree to which we are leveraged as a result of potential indebtedness incurred in connection with an acquisition or otherwise could materially and adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, could make us more vulnerable to general adverse economic, regulatory and industry conditions, could limit our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete, could place us at a competitive disadvantage compared to our competitors that have less debt or could require us to dedicate a substantial portion of our cash flow to service our debt.

Our international sales and operations are subject to risks and uncertainties that vary by country and could have a material adverse effect on our business and/or results of operations.

Sales outside the United States accounted for approximately 20% of our net sales during our fiscal year ended May 31, 2019. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging and/or faster-growing markets outside the United States. Our sales and profitability from our international operations are subject to risks and uncertainties that can vary by country, and include those related to political and economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights. These risks and uncertainties could have a material adverse effect on our business and/or results of operations.

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

We review our single reporting unit for potential goodwill impairment in the third fiscal quarter of each year as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in December 2018 indicated no goodwill impairments. As a result of the sale of the Fluid Management business, the Company performed an impairment test as of April 17, 2019, the date of the announcement of the deal, which indicated no goodwill impairment.

If actual results differ from the assumptions and estimates used in the goodwill and intangible asset calculations, we could incur future impairment or amortization charges, which could negatively impact our results of operations.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

IRC Section 382 and related provisions contain rules that limit for U.S. federal income tax purposes the ability of a Company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain other tax attributes existing as of the date of such ownership change.  Our Federal net operating loss carryforwards as of May 31, 2019 after considering IRC Section 382 limitations are $90.1 million. The expiration of the Federal net operating loss carryforwards is as follows: $8.6 million between 2022 and 2023, $81.2 million between 2028 and 2037 and $0.3 million indefinitely.  Our state net operating loss carryforwards as of May 31, 2019 after considering remaining IRC Section 382 limitations are $8.0 million which expire in various years from 2019 to 2038.  Future ownership changes within the meaning of IRC Section 382 may also subject our tax loss carryforwards to annual limitations which would restrict our ability to use them to offset our taxable income in periods following the ownership changes.

See Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 for a further discussion of our tax loss carryovers.

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

We rely on the proper function, availability and security of information technology systems to operate our business as a cyber-attack or other breach of these systems could have a material adverse effect on our business, financial condition or results of operations.

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Similar to other large multi-national companies, the size and complexity of our information technology systems makes them vulnerable to cyber-attacks, malicious intrusions, breakdowns, destructions, losses of data privacy, or other significant disruptions. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information, and changing customer patterns. In addition, third parties may attempt to hack into our products to obtain data relating to patients with our products or our proprietary information. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

•	Advance notice is required for stockholders to nominate individuals to serve on our Board of Directors or for stockholders to submit proposals that can be acted upon at stockholder meetings;

•	Stockholder action by written consent is prohibited; and

•	Stockholders are not permitted to cumulatively vote for the election of directors.

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

We operate in many parts of the world, and our operations are affected by complex state, federal and international laws relating to healthcare, environmental protection, antitrust, anti-corruption, anti-bribery, fraud and abuse, export control, tax, employment and laws regarding privacy, personally identifiable information and protected health information, including, for example, the Food, Drug and Cosmetic Act (“FDCA”), various FDA and international regulations relating to, among other things, the development, quality assurance, manufacturing, importation, distribution, marketing and sale of, and billing for, our products, the federal Anti-Kickback Statute and Federal False Claims Act (Note 17), the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act of 2010, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), General Data Protection Regulation ("GDPR") and other foreign data protection and privacy laws, and laws and regulations relating to sanctions and money laundering. We are subject to periodic inspections to determine compliance with the FDA’s

Quality System Regulation requirements, current medical device adverse event reporting regulations, and similar foreign rules and regulations. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from negligent, reckless or criminal acts committed by our employees or agents. The failure to comply with these laws and regulatory standards, allegations of such non-compliance or the discovery of previously unknown problems with a product or manufacturer: (i) could result in FDA Form-483 notices and/or warning letters or the foreign equivalent, fines, delays or suspensions of regulatory clearances, investigations, detainment, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and/or civil or criminal prosecution, and/or penalties, as well as decreased sales as a result of negative publicity and product liability claims; and (ii) could disrupt our business and could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

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

We are subject to data privacy and protection regulations and laws globally, and could face substantial penalties if we fail to comply with such regulations and laws.

We are subject to a variety of laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data, including

Europe’s General Data Protection Regulation (GDPR). These laws and regulations regarding the handling of personal data are broad in scope and are subject to evolving interpretation and can include significant penalties for non-compliance. We could be required to incur substantial costs to monitor compliance or to alter our practices.

Failure to comply with laws relating to the handling and transmission of electronic health data may require us to make significant changes to our products, or incur penalties or other liabilities.

State, federal and foreign laws, such as the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), regulate the confidentiality of personally identifiable health information and other sensitive personal information and the circumstances under which such information may be released. These measures may govern the disclosure and use of personal and patient medical record information and may require users of such information to implement specified technical, administrative and security measures, and to notify individuals in the event of privacy and security breaches. Evolving laws and regulations in this area could require us to incur significant additional costs to re-design our products or systems and procedures which could have an adverse impact on our results of operations. Failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements, or to abide by electronic health data transmission standards, could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.

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

Any modification to an FDA-cleared medical device that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, requires a new FDA 510(k) clearance or, possibly, a premarket approval. The FDA requires every manufacturer to make its own determination as to whether a modification requires a new 510(k) clearance or premarket approval, but the FDA may review and disagree with any decision reached by the manufacturer. We have modified aspects of some of our devices since receiving regulatory clearance. We believed that some of these modifications did not require new 510(k) clearance or premarket approval and, therefore, we did not seek new 510(k) clearances or premarket approvals. In the future, we may make additional modifications to our products after they have received FDA clearance or approval and, in appropriate circumstances, determine that new clearance or approval is unnecessary. Regulations in other countries in which we market or sell, or propose to market or sell, may also require that we make judgments about changes to our products and whether or not those changes are such that regulatory approval or clearance should be obtained. In the United States and elsewhere, regulatory authorities may disagree with our past or future decisions not to seek new clearance or approval and may require us to obtain clearance or approval for modifications to our products. If that were to occur for a previously cleared or approved product, we may be required to cease marketing or recall the modified device until we obtain the necessary clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties. If any of the foregoing were to occur, our financial condition and results of operations could be negatively impacted.

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

Laws and regulations governing the export of our products could adversely impact our business. If the U.S. government imposes strict sanctions on Iran, our revenue could be impacted.

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

In fiscal year 2019 we generated $1.6 million of revenue for sales to distributors doing business in Iran. We continuously review our ability to sell products to distributors that conduct business in Iran in accordance with all applicable U.S. laws. If laws, rules or regulations of the United States with respect to doing business in, or with parties that do business in, Iran change to restrict our ability to generate revenue in Iran, our revenue could decline, impacting our results of operations.

From time to time, we have limited business dealings in countries subject to comprehensive sanctions. These business dealings may expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist with our compliance with such laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows.

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

Third parties may claim that our products infringe their patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult because, in general, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date. Some companies in the medical device industry have used intellectual property infringement litigation to gain a competitive advantage. If a competitor were to challenge our patents, licenses or other intellectual property rights, or assert that our products infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive changes to our product design, pay royalties or other fees to license rights in order to continue manufacturing and selling our products, or pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume our financial resources but also divert our management’s time and effort. Such claims could also cause our customers or potential customers to purchase competitors’ products or defer or limit their purchase or use of our affected products until resolution of the claim. See Note 17 in the consolidated financial statements.

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

The ongoing introduction of new products and services that affect our overall product mix make the prediction of future operating results difficult. You should not rely on our past results as any indication of future operating results. The price of our common stock will likely fall in the event that our operating results do not meet the expectations of analysts and investors. Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

•	the level of sales of our products and services in our markets;

•	our ability to introduce new products or services and enhancements in a timely manner;

•	the demand for and acceptance of our products and services;

•	the success of our competition and the introduction of alternative products or services;

•	our ability to command favorable pricing for our products and services;

•	the growth of the market for our devices and services;

•	the expansion and rate of success of our direct sales force in the United States and internationally and our independent distributors internationally;

•	actions relating to ongoing FDA compliance;

•	our ability to integrate acquired assets or companies;

•	our ability to timely divest of assets that are covered by Transition Service Agreements;

•	the effect of intellectual property disputes;

•	the size and timing of orders from independent distributors or customers;

•	the attraction and retention of key personnel, particularly in sales and marketing, regulatory, manufacturing and research and development;

•	unanticipated delays or an inability to control costs;

•	general economic conditions as well as those specific to our customers and markets; and

•	seasonal fluctuations in revenue due to the elective nature of some procedures.

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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.

During the year ended May 31, 2019, we operated in the following locations:

Location	Purpose	Approx. Sq. Ft.	Property Type
Latham, NY	Corporate headquarters	55,000	Leased
Glens Falls, NY	Manufacturing	189,000	Owned
Queensbury, NY	Manufacturing and distribution	129,000	Owned
Marlborough, MA	Research & Development	31,000	Leased
Amsterdam, NL	Selling, Marketing & Administrative	8,100	Leased
Houston, TX	Selling, Marketing & Distribution	4,000	Leased

In addition, we lease sales offices in various other jurisdictions.

As a result of the Fluid Management divestiture, we now own approximately 20,300 square feet of the Glens Falls facility.

Item 3.	Legal Proceedings.

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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the “Utah Action”). Bard’s Complaint sought unspecified damages and other relief. We filed petitions for reexamination in the U.S. Patent and Trademark Office (“USPTO”) seeking to invalidate all three patents asserted by Bard in the litigation. Our petitions were granted and 40 of Bard's 51 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the USPTO Board of Appeals and Interferences for all three reexaminations. The Patent Office issued decisions in all three appeals. In one (issued on March 11, 2016 for U.S. Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims.   In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947,022) the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard filed Requests for Rehearing in all three reexamination appeals and the Company filed Requests for Rehearing in two of the reexamination appeals (the ‘302 and ‘615 patent reexaminations). The PTO denied all three Rehearing Requests - - on February 1, 2017 for the ‘302 reexam; on February 17, 2017 for the ‘022 reexam; and on February 21, 2017 for the ‘615 reexam, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.  Bard filed a Notice of Appeal to the Federal Circuit Court of Appeals in all three reexams and the Company filed Cross-Appeals for the ‘302 and the ‘615 reexams. The parties have completed the process of filing the various appellate briefs.  Medcomp also filed an Amicus Brief in support of the Company on November 22, 2017. An oral hearing was held on September 5, 2018 and the court rendered its decision on September 28, 2018, affirming that claims 1-5 and 10 of the ‘615 patent were invalid but that claims 6-7 of the 615 patent and claims 1-4 of the 302 patent were valid over the asserted prior art references.  The Federal Circuit also reversed the PTAB’s claim construction ruling and remanded for consideration of obviousness for the remaining claims under the new claim construction ruling and for further findings with respect to whether one of the asserted references qualified as a printed publication. On January 28, 2019, on remand, the USPTO reversed the rejections of the ‘302 claims 1-10, ‘022 claims 1-20 and ‘615 claims 6-9. The USPTO has since issued Inter Partes Reexamination Certificates for the ‘302 Patent (confirming validity of claims 1-10) on June 10, 2019, and for the ‘022 patent (confirming validity of claims 1-20) on July 2, 2019. A Certificate has not yet been issued for ‘615.  Meanwhile, the Utah action remains stayed; and, on July 12, 2017, Bard assigned the asserted patents to Bard Peripheral Vascular, Inc. (“BPV”) which was added as Co-Appellant before the Federal Circuit and as a co-Plaintiff in the Utah action. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, C.R. Bard, Inc. ("Bard") and Bard Peripheral Vascular, Inc. (“BPV”) filed suit in the United States District Court for the District of Delaware (the “Delaware Action") claiming certain of the Company's implantable port products infringe on three other U.S. patents held by Bard, which are different from those asserted in the Utah action. Bard's complaint seeks unspecified damages and other relief. On June 1, 2015, the Company filed two motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. On January 12, 2016, the Court issued a decision denying both motions. A Markman hearing was held on March 10, 2017 and the Court issued its Claim Construction Order on May 19, 2017. On May 19, 2017, Bard served its Final Infringement Contentions and on June 2, 2017, the Company served its Final Invalidity Contentions. On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018 and completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial until March 2019. On January 9, 2019 the court held a further claim construction hearing to resolve two outstanding claim construction issues prior to trial. A Report and Recommendation was issued on February 11, 2019 and entered by the Court on February 28, 2019. Jury selection was held on Friday March 1, 2019 and trial began on March 4, 2019.  On day four of the jury trial, at the close of C.R. Bard’s case (Plaintiff), Judge Bataillon granted judgment as a matter of law (JMOL) under rule 50(a) in favor of AngioDynamics, dismissing Bard’s suit.  On April 5, 2019, Bard filed a precautionary Notice of Appeal to the Federal Circuit. On April 26, 2019, the District Court issued a Memorandum and Order confirming the grant of judgment in the Company’s favor of patent ineligibility, non-infringement, patent invalidity and no willful infringement. Meanwhile, on May 10, 2019, the Company filed a Motion for Attorney fees and non-taxable expenses under 35 USC Sec. 285. On May 21, 2019, the Court issued a Memorandum and Order which, inter alia, stayed proceedings on the Company’s fee Motion and the Company’s equitable claims pending appeal; and entered Final Judgment on May 21, 2019 as well. Bard filed a second Notice of Appeal on May 23, 2019. Both appeals have since been consolidated and Bard’s opening brief is currently due on July 29, 2019. We maintain our belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

AngioDynamics, Inc. v. C.R. Bard, Inc.

On May 30, 2017, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”).  In this action, the Company alleges that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs.  The Company alleges that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs.  The Company seeks both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017. On August 6, 2018 the court denied Bard’s motion in its entirety.  The parties are currently engaged in discovery, which is set to close in January 2020.
Merz North America Settlement

On May 16, 2019, Merz North America, Inc. (“Merz”) commenced an action in the United States District Court for the Southern District of New York entitled Merz North America, Inc. v. AngioDynamics, Inc.  In this action, Merz alleged breach of contract against AngioDynamics based on a March 1, 2016 Distribution Agreement.  On June 28, 2019, AngioDynamics reached a settlement with Merz in which AngioDynamics agreed to make a lump-sum payment to Merz in return for dismissal of the case with prejudice.  Merz filed a stipulation of dismissal with the Court on July 23, 2019.

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

	Sale Price
	High	Low
Year ended May 31, 2019
Fourth Quarter	$25.01	$18.79
Third Quarter	$23.46	$18.90
Second Quarter	$24.23	$19.84
First Quarter	$23.65	$18.95

	Sale Price
	High	Low
Year ended May 31, 2018
Fourth Quarter	$21.04	$16.13
Third Quarter	$17.70	$15.71
Second Quarter	$18.76	$16.29
First Quarter	$17.12	$15.12

As of July 22, 2019, there were 180 holders of record of our common stock.
Dividends
We did not declare any cash dividends on our common stock during our last three fiscal years. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.
Performance Graph
The graph below matches AngioDynamics, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the RDG SmallCap Medical Devices index, and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from May 31, 2014 to May 31, 2019. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.
On May 31, 2019, the Company completed the sale of the Fluid Management business and all of the assets used primarily in connection with the Fluid Management business (Note 3). As the disposal of this business represents a strategic shift with a major effect on the Company's operations, for all periods presented in our Consolidated Statements of Operations and Comprehensive Income, all sales, costs, expenses, gains and income taxes attributable to Fluid Management have been reported under the captions, “Income from Discontinued Operations, Net of Income Tax.”  The consolidated statements of operations data for the fiscal years ended May 31, 2019, May 31, 2018, and May 31, 2017, and the consolidated balance sheet data as of May 31, 2019 and May 31, 2018, are derived from the consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended May 31, 2016 and May 31, 2015, and the consolidated balance sheet data as of May 31, 2017, May 31, 2016 and May 31, 2015, are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note 16 of “Notes to Consolidated Financial Statements” for a description of the method that we used to compute our historical basic and diluted net income per share attributable to common stockholders.

	Year ended May 31,
(in thousands, except per share information)	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Net sales	$270,634	$261,655	$269,788	$271,014	$271,795
Gross profit (exclusive of intangible amortization)	156,000	143,856	143,950	141,719	142,773
Operating expenses
Research and development	28,258	24,338	24,148	23,932	25,473
Sales and marketing	76,829	73,109	74,865	79,789	78,397
General and administrative	34,902	30,991	31,133	30,314	29,769
Amortization of intangibles	17,056	13,906	14,567	15,235	16,624
Change in fair value of contingent consideration	(6,776)	250	(15,261)	948	(8,096)
Acquisition, restructuring and other items, net (1)	15,127	15,432	27,510	12,591	18,043
Medical device excise tax	—	—	(1,837)	2,416	4,142
Total operating expenses	165,396	158,026	155,125	165,225	164,352
Operating loss	(9,396)	(14,170)	(11,175)	(23,506)	(21,579)
Total other expenses, net	(5,306)	(3,093)	(3,120)	(4,271)	(4,682)
Net loss from continuing operations	(11,146)	(6,227)	(7,052)	(55,895)	(14,991)
Net income from discontinued operations	72,486	22,562	12,060	12,305	11,603
Net income (loss)	$61,340	$16,335	$5,008	$(43,590)	$(3,388)

Loss per share from continuing operations
Basic	$(0.30)	$(0.17)	$(0.19)	$(1.55)	$(0.42)
Diluted	$(0.30)	$(0.17)	$(0.19)	$(1.55)	$(0.42)
Earnings per share from discontinued operations
Basic	$1.93	$0.61	$0.33	$0.34	$0.33
Diluted	$1.93	$0.61	$0.33	$0.34	$0.33
Earnings (loss) per share from net income
Basic	$1.64	$0.44	$0.14	$(1.21)	$(0.09)
Diluted	$1.64	$0.44	$0.14	$(1.21)	$(0.09)

(1) Acquisition, restructuring and one-time items include restructuring expenses or expenses incurred as part of M&A, product discontinuance, legal settlements and legal costs that are related to litigation that is not in the ordinary course of business.

	As of May 31,
(in thousands)	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$227,641	$75,413	$48,759	$33,986	$20,080
Total assets	836,438	705,472	707,961	726,194	773,058
Long-term debt, including current portion	131,907	91,621	96,320	120,541	137,660
Contingent consideration, including current portion	13,486	3,261	12,761	38,275	47,384
Total long-term liabilities	148,321	105,576	121,418	152,239	167,444
Total stockholders’ equity	614,815	542,595	515,027	507,228	545,099

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following information should be read together with the audited consolidated financial statements and the notes thereto and other information included elsewhere in this annual report on Form 10-K.

For all periods presented in Management's Discussion and Analysis of Financial Conditions and Results of Operations, all sales, cost of sales, expenses, gains and income taxes are exclusive of Fluid Management.

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

EXECUTIVE OVERVIEW

Company and Market

We design, manufacture and sell a wide range of medical, surgical and diagnostic devices used by professional healthcare providers for vascular access, for the treatment of peripheral vascular disease and for use in oncology and surgical settings. Our devices are generally used in minimally invasive, image-guided procedures. Most of our products are intended to be used once and then discarded, or they may be implanted for short or long term use.

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

On August 14, 2018, the Company acquired the BioSentry Tract Sealant System (BioSentry) technology from Surgical Specialties, LLC, a medical device company headquartered in Westwood, Massachusetts for a total purchase price of $39.8 million of which $37.0 million was paid on August 14, 2018 and $2.8 million was recorded as contingent consideration. The contingent consideration liability was recorded at fair value and was paid upon fulfillment of hydrogel orders during the fourth quarter of fiscal year 2019. This is part of the Company’s strategic focus on building a continuum of care within the oncology space. Refer to Note 2 for further disclosure on the acquisition.

On September 21, 2018, the Company acquired RadiaDyne, a privately held medical diagnostic and device company that designs and develops patient dose monitoring technology to improve cancer treatment outcomes. The aggregate purchase price of $75.0 million included an upfront payment of $47.9 million, contingent consideration with an estimated fair value of $22.3 million, an indemnification holdback of $4.6 million and a purchase price holdback of $0.2 million. The fair value of contingent consideration of $22.3 million is comprised of $16.5 million for the revenue milestones and $5.8 million for the technical milestones. The $4.6 million indemnification holdback is recorded in accrued liabilities as of May 31, 2019 and the $0.2 million purchase price holdback was initially recorded in accrued liabilities, but was paid during the third quarter of fiscal year 2019. This acquisition expands the Company’s growing Oncology business by adding RadiaDyne’s early-stage, proprietary OARtrac® real-time radiation dose monitoring platform and other market-leading oncology solutions, including the IsoLoc®/ImmobiLoc® and Alatus® balloon stabilizing technologies.
On March 7, 2019, the United States District Court for the District of Delaware granted judgment as a matter of law under rule 50(a) in favor of the Company. This judgment dismissed Bard's suit claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard. See Note 17 for additional disclosure.
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
On May 31, 2019, the Company completed the sale of the NAMIC Fluid Management business (the “Divestiture”) and all of the assets used primarily in connection with the Fluid Management business to Medline Industries, Inc. (“Medline”) pursuant to an asset purchase agreement dated April 17, 2019 (the “Asset Purchase Agreement”). Total consideration received by the Company for the Divestiture in the fourth quarter of fiscal year 2019 was $169.2 million in cash and resulted in a gain of $46.6 million after working capital adjustments of $0.6 million. The gain is recorded in discontinued operations. A portion of the net proceeds were used on June 3, 2019 to retire the outstanding balance on the Term Loan and Revolving Facility and the remaining net proceeds will continue to be invested in the business.
In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the year ended May 31, 2019 compared to the year ended May 31, 2018 follows:
Year ended May 31, 2019:

•	Revenue increased by 3.4% to $270.6 million

•	Gross margin as a percentage of sales increased by 260 bps to 57.6%

•	Operating loss decreased by $4.8 million to $9.4 million

•	Cash flow from operations decreased by $3.8 million to $37.4 million

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

•
Value Creation. To create value and drive future growth, the Company plans to practice dispassionate portfolio optimization and continue to focus on areas of compelling unmet needs including those that are patient-centric and evidenced-based. This was evident through the BioSentry and RadiaDyne acquisitions noted above along with the divestiture of the Fluid Management business. In addition, the Company is pursuing targeted global expansion opportunities.

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
Revenue Recognition
The Company adopted ASC 606, Revenue from Contracts with Customers on June 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal year 2019 reflect the application of ASC 606 guidance while the reported results for fiscal year 2018 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”). For discussion of the Company’s accounting policy for revenue recognition under ASC 605, refer to Item 8 of the Annual Report on Form 10-K for the year ended May 31, 2018. The adoption of ASC 606 did not have an impact on the Company’s consolidated balance sheet, results of operations, equity or cash flows as of the adoption date or for the periods presented, other than the enhanced disclosures in the Notes to the financial statements.
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
If a contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price based on the estimated relative standalone selling prices of the promised products underlying each performance obligation. The Company has standard pricing for its products and determines standalone selling prices based on the price at which the performance obligation is sold separately. Contracts with our customers typically include a single performance obligation related to the sale of our products.
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
A receivable is recognized in the period the Company ships the product. Payment terms on invoiced amounts are based on contractual terms with each customer and generally coincide with revenue recognition. Accordingly, the Company does not have any contract assets associated with the future right to invoice its customers. In some cases, if control of the product has not yet transferred to the customer or the timing of the payments made by the customer precedes the Company’s fulfillment of the performance obligation, the Company recognizes a contract liability that is included in deferred revenue in the accompanying consolidated balance sheets.
The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The Company establishes a liability for such amounts, which is included in accrued expenses in the accompanying consolidated balance sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes and administrative fees the Company is required to pay to group purchasing organizations.
The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the year ended May 31, 2019, such product returns were not material.
Acquisitions and Contingent Consideration
The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The estimates used to value the net assets acquired are based in part on historical experience and information obtained from the management of the acquired company. The Company generally values the identifiable intangible assets acquired using a discounted cash flow model. The significant estimates used in valuing certain of the intangible assets include, but are not limited to: future expected cash flows of the asset, discount rates to determine the present value of the future cash flows, attrition rates of customers, royalty rates and expected technology life cycles. The Company also estimates the useful lives of the intangible assets based on the expected period over which the Company anticipates generating economic benefit from the asset.
The Company’s estimates of fair value are based on assumptions believed to be reasonable at that time. If management made different estimates or judgments, material differences in the fair values of the net assets acquired may result.
Certain of the Company’s business combinations involve potential payment of future consideration that is contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based considerations). Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. Changes in projected revenues, probabilities of payment, discount rates, and projected payment dates may result in adjustments to the fair value measurements. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within operating expenses in the consolidated statements of income. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.
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
For goodwill, the impairment test requires a comparison of the estimated fair value of the reporting unit to which the goodwill is assigned to the carrying value of the assets and liabilities of that reporting unit. The determination of reporting units also requires management judgment. The Company considers whether a reporting unit exists within a reportable segment based on the availability of discrete financial information. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge.
The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The Company determined the fair value of the reporting unit based on the market valuation approach and concluded that it was not more-likely-than-not that the fair value of the Company's reporting unit was less than its carrying value.
Contingencies
We are involved, both as a plaintiff and a defendant, in various legal proceedings that arise in the ordinary course of business, including product liability, as further discussed in Note 17 to our consolidated financial statements. Accruals recorded for various contingencies including legal proceedings, self-insurance and other claims, are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel, internal and/or external technical consultants and actuarially determined estimates. When a range is established but a best estimate cannot be made, we record the minimum loss contingency amount, which could be zero. An estimate is often initially developed substantially earlier than the ultimate loss is known and is reevaluated each accounting period. As information becomes known, additional loss provision is recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount. We record receivables from third-party insurers up to the amount of the related liability when we have determined that existing insurance policies will provide reimbursement. In making this determination, we consider applicable deductibles, policy limits and the historical payment experience of the insurance carriers. Receivables are not netted against the related liabilities for financial statement presentation.
Results of Operations for the years ended May 31, 2019 and 2018

For the fiscal year ended May 31, 2019, we reported net loss from continuing operations of $11.1 million, or $0.30 loss per diluted share, on net sales of $270.6 million compared to a fiscal year 2018 net loss of $6.2 million, or $0.17 loss per diluted share, on net sales of $261.7 million.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the year ended May 31, 2019 and 2018 were:

	Year ended May 31,
(in thousands)	2019	2018	% Growth
Net Sales by Product Category
Vascular Interventions & Therapies	$119,901	$119,704	0%
Vascular Access	94,730	92,760	2%
Oncology/Surgery	56,003	49,191	14%
Total	$270,634	$261,655	3%

Net Sales by Geography
United States	$216,957	$213,727	2%
International	53,677	47,928	12%
Total	$270,634	$261,655	3%

For year ended May 31, 2019, net sales increased $9.0 million to $270.6 million compared to the year ended May 31, 2018.

Vascular Interventions & Therapies

•
Total Vascular Interventions & Therapies sales increased $0.2 million primarily attributable to strong performance in AngioVac and Core Peripheral products. The Company continues to see strong case volumes in AngioVac, which increased 20% percent from the prior year due to increased adoption of the Company's unique technology. This was partially offset by decreases in Venous products due to reimbursement challenges and the termination of the Asclera distribution agreement.

•
U.S. Vascular Interventions & Therapies sales decreased $1.1 million due to decreased sales volume in Venous products and the termination of the Asclera distribution agreement. This was partially offset by increased case volume in AngioVac and increased sales volume of Core Peripheral products.

•	International Vascular Interventions & Therapies sales increased $1.3 million due to increased volume in Venous and Angiographic catheters in EMEA and China.

Vascular Access

•
Total Vascular Access sales increased $2.0 million due to growth in BioFlo which increased $2.8 million year over year. The increase in sales is also due to the launch of the BIIM ultrasound product in fiscal year 2019 which had $0.5 million in sales. This was partially offset by a decline in non-BioFlo PICCs of $1.8 million. The Company's BioFlo portfolio now comprises 51% of overall Vascular Access sales, compared to 49% a year ago.

•
U.S. Vascular Access sales decreased by $1.2 million due to competitive pressures in the PICC product line. This was partially offset by growth in Midlines and BioFlo Dialysis and Ports which continue to gain traction in the marketplace.

•	International Vascular Access sales increased by $3.2 million as the Company continues to expand its global reach of its Vascular Access product offerings.

Oncology/Surgery

•
Total Oncology/Surgery sales increased $6.8 million year over year primarily due to $4.9 million in sales of BioSentry products and $4.8 million in sales of RadiaDyne products along with increased sales of NanoKnife disposables of $0.5 million. This was partially offset by decreased sales in Radiofrequency Ablation, Microwave and NanoKnife capital. Microwave sales were negatively impacted by the timing of the Company's prior year replacement shipments of $2.6 million which took place primarily in the first and second quarters of the prior year as a result of the market withdrawal of Acculis. NanoKnife capital decreased $0.9 million due to the timing of capital sales.

•
U.S. Oncology sales increased by $6.9 million primarily due to $4.8 million in sales of BioSentry products and $4.8 million in sales of RadiaDyne products. This was partially offset by a $1.5 million decrease in NanoKnife capital and disposable sales and a $0.6 million decrease in RadioFrequency Ablation and Microwave sales.

•
International Oncology sales decreased by $0.1 million due to decreased RadioFrequency Ablation and Microwave sales of $0.7 million, partially offset by increased NanoKnife capital and disposable sales of $0.8 million.

Gross Profit, Operating expenses, and Other income (expense)

	Year ended May 31,
(in thousands)	2019	2018	% Change
Gross profit (exclusive of intangible amortization)	$156,000	$143,856	8.4%
Gross profit % of sales	57.6%	55.0%
Research and development	$28,258	$24,338	16.1%
% of sales	10.4%	9.3%
Selling and marketing	$76,829	$73,109	5.1%
% of sales	28.4%	27.9%
General and administrative	$34,902	$30,991	12.6%
% of sales	12.9%	11.8%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit increased by $12.1 million compared to the prior year. The increase is attributable to the following:

•	Net productivity of $2.5 million, where plant consolidation contributed $3.3 million of favorability partially offset by increased freight expense of $0.8 million.

•	Sales volume and mix positively contributed $1.5 million year over year.

•	Currency and pricing headwinds negatively impacting gross margin by $2.0 million year over year.

•	Sales of BioSentry and RadiaDyne products contributed $6.9 million to gross profit.

•	Prior year reserve of $1.7 million related to the discontinuation of our RadioFrequency Ablation product in Japan.

•	The expiration of a royalty agreement in fiscal year 2018 resulted in $1.5 million of favorability compared to the prior year.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs.

R&D expense increased $3.9 million compared to the prior year. The increase is attributable to the following:

•	New product development and clinical efforts related to the Company’s investment areas of NanoKnife, Thrombus Management and BioFlo increased $3.5 million.

•	Increased compensation and benefits of $0.5 million primarily as a result of increased variable compensation.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense increased by $3.7 million compared to the prior year. The increase is attributable to the following:

•
Compensation and benefits increase of approximately $3.7 million which is primarily attributed to increased headcount as a result of the BioSentry and RadiaDyne acquisitions along with higher variable compensation.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense increased by $3.9 million compared to the prior year. The increase is attributable to the following:

•	Compensation and benefits increase of approximately $2.8 million primarily as a result of increased variable compensation, salaries and benefits and stock based compensation.

•	Increased legal fees related to ongoing litigation that is within the normal course of business of $0.6 million.

•	Increased other expenses for technology investments of $0.3 million and lease expense of $0.2 million.

	Year ended May 31,
(in thousands)	2019	2018	$ Change
Amortization of intangibles	$17,056	$13,906	$3,150
Change in fair value of contingent consideration	$(6,776)	$250	$(7,026)
Acquisition, restructuring and other items, net	$15,127	$15,432	$(305)
Other expense	$(5,306)	$(3,093)	$(2,213)

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•
The change in amortization expense from the prior year is due to intangible asset additions as a result of the BioSentry and RadiaDyne acquisitions. The BioSentry acquisition increased intangible assets by $26.0 million and resulted in additional amortization expense of $1.5 million. The RadiaDyne acquisition increased intangible assets by $25.6 million and resulted in additional amortization expense of $1.7 million

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•
The increase from the prior year is due to contingent considerations that were recorded as part of the BioSentry and RadiaDyne acquisitions of $2.8 million and $22.3 million, respectively. In the fourth quarter, adjustments to the sales projections for RadiaDyne products resulted in an $8.4 million gain. The remaining change in the fair value in contingent consideration is the result of amortization of the present value discount of $1.6 million. In addition, in the second quarter of fiscal year 2018, the final minimum payment was made on the AngioVac product contingent consideration and a $2.1 million payment was made on the Microsulis contingent consideration during the first quarter of fiscal 2019. Only one minimum payment is remaining on the Microsulis contingent consideration.

Acquisition, restructuring and other items, net - Acquisition, restructuring and other items, net represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Acquisition, restructuring and other items, net decreased by $0.3 million compared to the prior year. The decrease is attributable to the following:

•	M&A expense of $4.0 million was incurred in fiscal year 2019 compared to $1.7 million in the prior year.

•
Legal expense, related to litigation that is outside of the normal course of business, of $7.8 million was recorded in fiscal year 2019 compared to $8.4 million in fiscal year 2018. Included in the $7.8 million, is a $3.4 million settlement received for the Biolitec litigation and a $2.5 million accrual for the settlement of the Merz contract termination.

•
For the year ended 2018, the Company incurred $4.7 million of expense which consisted of $1.4 million of severance, $2.9 million of costs to move the product lines and $0.2 million in contract termination expenses related to the plant consolidation that was announced in the third quarter of fiscal year 2017. The plant consolidation was completed in the fourth quarter of fiscal year 2018; therefore, only $0.3 million of expense was incurred for the year ended 2019.

Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•
The increase in other expenses from the prior year of $2.2 million is due to increased interest expense of $1.9 million primarily due to the draw on the Revolving Facility during fiscal year 2019. In addition, foreign currency fluctuations increased $0.7 million. These increases were partially offset by other income of $0.4 million.

Income Tax Provision (Benefit)

	For year ended May 31,
(in thousands)	2019	2018
Income tax expense (benefit)	$(3,556)	$(11,036)
Effective tax rate including discrete items	24%	64%

Our effective tax rate was a benefit of 24% for fiscal year 2019 compared with an effective tax rate benefit of 64% for the prior year.
The prior year rate primarily reflects income tax benefit of $8.9 million driven by the impact of the U.S. Tax Reform, the valuation allowance recorded and the deferred tax liability related to intangibles that have an indefinite reversal period ("naked credit deferred tax liability"), which as a result of U.S. Tax Reform can now be considered as a source of income to recover indefinite lived NOLs.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included its history of net operating losses, which resulted in the Company recording a full valuation allowance for its deferred tax assets in fiscal year 2016, except the naked credit deferred tax liability.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of May 31, 2019. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
Income From Discontinued Operations

	For year ended May 31,
(in thousands)	2019	2018
Income from discontinued operations before gain on sale of Fluid Management	$27,579	$24,728
Gain on sale of Fluid Management	46,592	—
Income from discontinued operations before income taxes	74,171	24,728
Provision for income taxes	1,685	2,166
Income from discontinued operations	$72,486	$22,562
The Company applied the “Intraperiod Tax Allocation” rules under ASC 740, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in the Company’s case, discontinued operations. Included in the $1.6 million income tax expense for fiscal year 2019 is $0.6 million tax expense related to the gain on the Divestiture. The taxes on the gain were calculated using various state statutory tax rates and are partially offset by the utilization of historical state net operating losses. There are no current federal taxes on the gain due to utilization of historical net operating losses which had a corresponding valuation allowance.

Results of Operations for the years ended May 31, 2018 and 2017

For the fiscal year ended May 31, 2018, we reported net loss from continuing operations of $6.2 million, or $0.17 loss per basic and diluted common share, on net sales of $261.7 million compared to a fiscal year 2017 net loss of $7.1 million, or $0.19 loss per basic and diluted common share, on net sales of $269.8 million.

Net Sales

Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.

Net sales for the year ended May 31, 2018 and 2017 were:

	Year ended May 31,
(in thousands)	2018	2017	% Growth
Net Sales by Product Category
Vascular Interventions & Therapies	$119,704	$128,747	(7)%
Vascular Access	92,760	96,481	(4)%
Oncology/Surgery	49,191	44,560	10%
Total	$261,655	$269,788	(3)%

Net Sales by Geography
United States	$213,727	$223,816	(5)%
International	47,928	45,972	4%
Total	$261,655	$269,788	(3)%

For year ended May 31, 2018, net sales decreased $8.1 million to $261.7 million compared to the year ended May 31, 2017.

Vascular Interventions & Therapies

•
Total Vascular Interventions & Therapies sales decreased $9.0 million primarily attributable to decreased sales volume of Venous by $9.3 million and Angiographic and Core products of $1.6 million. The decrease in Venous is primarily attributed to our largest customer discontinuing their exclusive use of our EVLT product. This decreased sales volume was offset by an increase of volume of AngioVac of $0.9 million.

•
U.S. Vascular Interventions & Therapies sales decreased $8.0 million primarily due to decreased sales volume of Venous of $9.1 million and Angiographic and Core products of $0.9 million. This decreased sales volume was offset by an increase in AngioVac of $1.0 million and $0.9 million in increased freight and rebate revenue.

•	International Vascular Interventions & Therapies sales decreased $1.0 million.

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

Oncology/Surgery

•
Total Oncology/Surgery sales increased $4.6 million year over year primarily due to increased sales of the Solero Microwave generators of $1.3 million, Solero Microwave probes of $6.4 million and other sales of $0.7 million. $5.2 million of the increased probe sales were a result of the market withdrawal of Acculis, which was replaced by Solero probes in the beginning of fiscal year 2018 upon the approval of the device. This was partially offset by decreased Radiofrequency Ablation sales of $3.4 million and NanoKnife disposable sales of $0.6 million. The decrease in Radiofrequency Ablation sales was primarily due to the discontinuation of the product in Japan.

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

Gross Profit, Operating expenses, and Other income (expense)

	Year ended May 31,
(in thousands)	2018	2017	% Change
Gross profit	$143,856	$143,950	(0.1)%
Gross profit % of sales	55.0%	53.4%
Research and development	$24,338	$24,148	0.8%
% of sales	9.3%	9.0%
Selling and marketing	$73,109	$74,865	(2.3)%
% of sales	27.9%	27.7%
General and administrative	$30,991	$31,133	(0.5)%
% of sales	11.8%	11.5%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead.

Gross profit decreased by $0.1 million compared to the prior year. The decrease is attributable to the following:

•	The expiration of a royalty agreement of approximately $4.8 million.

•
$2.3 million in deferred revenue was recognized in fiscal year 2018 related to the Acculis probe recall announced in the fourth quarter of fiscal year 2017 which was offset by additional expense of $3.2 million that was incurred as a result of the market withdrawal of Microwave generators.

•	In the second quarter of fiscal year 2018, the Company decided to discontinue selling our RadioFrequency Ablation product in Japan which resulted in a $1.7 million inventory provision.

•	Currency tailwinds netted with slight negative price driving $0.5 million favorable gross margin impact.

•	Volume softness and mix of approximately $4.5 million partially offset by net productivity of $1.7 million.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs.

R&D expense increased $0.2 million compared to the prior year. The increase is attributable to the following:

•	Increased headcount in the R&D department compared to the prior year resulted in $0.6 million of additional expense. These increases were partially offset by less project spend of $0.4 million.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense decreased by $1.8 million compared to the prior year. The decrease is attributable to the following:

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

•	These increases were offset by lower depreciation expense of $0.8 million, a decrease in bad debt expense of $0.3 million and a decrease in recruiting expenses of $0.4 million.

	Year ended May 31,
(in thousands)	2018	2017	$ Change
Amortization of intangibles	$13,906	$14,567	$(661)
Change in fair value of contingent consideration	$250	$(15,261)	$15,511
Acquisition, restructuring and other items, net	$15,432	$27,510	$(12,078)
Medical device excise tax	$—	$(1,837)	$1,837
Other expense	$(3,093)	$(3,120)	$27
Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•	The decrease of $0.7 million is primarily related to intangible assets that became fully amortized in the prior year.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•
In fiscal year 2017, a gain of $13.4 million was taken on the AngioVac product as a result of decreases in future sales projections that eliminated any payments above minimums and a gain of $3.1 million on the TiLo product as the milestone was determined to not be achieved. The normal amortization of the present value discount on the contingent liabilities was approximately $0.1 million for the first two quarters of fiscal year 2018. For the last two quarters of fiscal year 2018, amortization is now less than $0.1 million per quarter as the final minimum payment was made on AngioVac in the second quarter of fiscal year 2018

Acquisition, restructuring and other items, net - Acquisition, restructuring and other items, net represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Acquisition, restructuring and other items, net decreased $12.1 million compared to the prior year. The decrease is attributable to the following:

•
In fiscal year 2018, there was $4.7 million of expense related to the plant consolidation that was announced in the third quarter of fiscal year 2017. The expense consisted mainly of severance of $1.4 million, costs to move the product lines including equipment transfer expenses, accelerated depreciation for assets that will not be transferred, product validation and other start-up costs of $2.9 million and $0.2 million in contract termination expenses.

•
In fiscal year 2017, there was $1.3 million of expense related to the plant consolidation that was announced in the third quarter of fiscal year 2017. The expense consisted of severance of $0.8 million and start-up costs to move the product lines including equipment transfer expenses and accelerated depreciation for assets that will not be transferred of $0.5 million.

•
In fiscal year 2017, there was a $2.0 million write-off of Embomedics due to termination of the agreement and a $3.6 million write-off related to the decision to discontinue our investment in the TiLo product.

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

•
The Medical Device Excise Tax was suspended on January 1, 2016 and the suspension was upheld in January 2018. In fiscal year 2017, there was a $1.8 million refund from the Internal Revenue Service related to prior medical device taxes paid.

Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs and remained consistent with the prior year.

Income Tax Provision (Benefit)

	Year ended May 31,
(in thousands)	2018	2017
Income tax expense (benefit)	$(11,036)	$(7,243)
Effective tax rate including discrete items	64%	51%

Our effective tax rate benefit was 64% for fiscal year 2018 compared with a benefit of 51% for the prior year.
The current year rate reflects an income tax benefit of $8.9 million driven by the impact of the U.S. Tax Reform, the valuation allowance recorded and the deferred tax liability related to intangibles that have an indefinite reversal period ("naked credit deferred tax liability"), which as a result of U.S. Tax Reform can now be considered as a source of income to recover indefinite lived NOLs.
The Company is required to record deferred tax assets and liabilities based on the enacted tax rates at which they are expected to reverse in the future. The Company has remeasured its deferred tax positions as of December 31, 2017 at the new enacted tax rate, resulting in a decrease to its net deferred tax assets and a corresponding decrease to its valuation allowance, with no net impact to tax expense. The Company recorded an income tax benefit of approximately $9.3 million due to the revaluation of the naked credit deferred tax liability. The Tax Reform Act changed the NOL carryover rules and created a new limitation on their use. NOLs created in fiscal year 2018 and beyond may be carried forwarded indefinitely in any year. As a result, the Company’s naked credit deferred tax liability can now be considered as a source of income to recover indefinite lived NOLs. Consequently, the Company has offset certain of its naked credit deferred tax liability against its deferred tax assets resulting in a reduction in the valuation allowance and a $3.0 million benefit in the year ended May 31, 2018.
The prior year rate primarily reflects income tax benefit driven by a benefit on the loss from continuing operations, impact of the U.S. valuation allowance and the naked credit deferred tax liability that could not be considered as a source of income to recover the deferred tax assets.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence the Company considered included its history of net operating losses, which resulted in the Company recording a full valuation allowance for its deferred tax assets in fiscal year 2016 and each year thereafter. The Company was marginally profitable (pretax and adjusted for permanent items) on a cumulative basis for the three years ended May 31, 2018, but substantially all of that profitability was achieved during 2018.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence and therefore, the Company has provided a valuation allowance for the full amount, with the exception of the naked credit deferred tax liability, of its net deferred tax asset as of May 31, 2018. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

Income From Discontinued Operations

	For year ended May 31,
(in thousands)	2018	2017
Income from discontinued operations before income taxes	24,728	24,142
Provision for income taxes	2,166	12,082
Income from discontinued operations	$22,562	$12,060
The Company applied the “Intraperiod Tax Allocation” rules under ASC 740, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in the Company’s case, discontinued operations.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $227.6 million as of May 31, 2019, compared with $74.1 million as of May 31, 2018. There were no marketable securities as of May 31, 2019. As of May 31, 2018 there was $1.3 million which consisted of auction rate securities. As of May 31, 2019, total debt outstanding was $132.5 million which is comprised of the Term Loan of $87.5 million and the Revolving Facility of $45.0 million. The fair value of the contingent consideration liability as of May 31, 2019 was $13.5 million.

The table below summarizes our cash flows for the years ended May 31, 2019, 2018 and 2017:

	Year ended May 31,
(in thousands)	2019	2018	2017
Cash provided by (used in):
Operating activities	$37,440	$41,287	$55,745
Investing activities	82,554	(3,656)	(2,551)
Financing activities	33,931	(11,551)	(37,983)
Effect of exchange rate changes on cash and cash equivalents	(380)	472	—
Net change in cash and cash equivalents	$153,545	$26,552	$15,211

During the years ended May 31, 2019, 2018 and 2017, cash flows consisted of the following:

Cash provided by operating activities:
Year ended 2019:

•
Net income was driven by the sale of the Fluid Management business. Net loss from continuing operations was driven by higher operating expenses in research and development, selling and marketing and general administrative as well as costs related to our acquisition and restructuring activities. The loss was partially offset by increased sales and improved gross profit.

•
Working capital was negatively impacted by increased inventory on hand of $1.4 million. Days sales outstanding ("DSO") increased as a result of increased sales during the fourth quarter. This had a $3.2 million negative impact on working capital. The Company continued to optimize days payables outstanding ("DPO"), which resulted in a $5.2 million favorable impact on working capital.

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

Cash used in investing activities:
Year ended 2019:

•	$3.1 million in fixed asset additions, primarily for maintenance of equipment.

•	$37.0 million cash payment to acquire the BioSentry product from SSC and a $47.9 million cash payment to acquire RadiaDyne as described in Note 2 to the financial statements.

•	$169.2 million in cash proceeds as a result of the Divestiture described in Note 3 to the financial statements.

•	$1.3 million in proceeds from the sale of an auction rate security.

Year ended 2018:

•	$2.4 million in fixed asset additions.

•
In the third quarter, we entered into a distribution and license agreement where we recorded the upfront license fee of $1.3 million as an intangible asset that will be amortized over thirty-six months.

Year ended 2017:

•	$3.0 million in fixed asset additions.

•	$0.5 million in proceeds from an auction rate security that was called during fiscal year 2017.

Cash used in financing activities:
Year ended 2019:

•	$55.0 million draw on the Revolving Facility as a result of the RadiaDyne acquisition described in Note 2 to the financial statements.

•
$5.0 million repayment on the Term Loan in both the current year and prior year. This is consistent with the required amortization payment on the Term Loan. There was also a $10.0 million repayment on the Revolving Facility in the third quarter of fiscal year 2019.

•	$2.0 million of proceeds from stock option and ESPP activity.

•	$8.1 million payment on earn-out liabilities.

Year ended 2018:

•	$5.0 million in repayments on long-term debt, consistent with the required amortization payment on the Term Loan.

•	$2.9 million of proceeds from stock option and ESPP activity.

•	$9.5 million payment on earn-out liabilities.

Year ended 2017:

•	Net $23.9 million in repayments on long-term debt after the proceeds from the Credit Agreement and repayment of the old credit agreement.

•	$1.3 million in deferred financing fees related to the new credit agreement.

•	$10.7 million of proceeds from stock option and ESPP. The large increase is related to the exercise of stock based awards from executive management turnover that took place in fiscal year 2017.

•	$9.9 million payment on earn-out liabilities.

•	$13.6 million from the repurchase of common shares in fiscal year 2017.

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

On June 3, 2019, we paid down the Credit Agreement, including the Term Loan and Revolving Facility and entered into a revolver only facility with a capacity of $125.0 million. We believe that our current cash and investment balances, together with cash generated from operations and access to our revolving credit facility, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.
Our contractual obligations as of May 31, 2019 are set forth in the table below (in thousands). We have no variable interest entities or other off-balance sheet obligations.

	Cash payments due by period as of May 31, 2019
(in thousands)	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long term debt and interest	$145,032	$12,797	$132,235	$—	$—
Operating leases (1)	12,749	2,920	6,602	3,227	—
Purchase obligations (1)	407	407	—	—	—
Acquisition-related future obligations (2)	15,208	5,208	10,000	—	—
Indemnification holdback	5,000	5,000	—	—	—
Royalties	55,300	3,800	11,400	11,400	28,700
Litigation matters (3)	2,700	2,700	—	—	—
	$236,396	$32,832	$160,237	$14,627	$28,700
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
(3) Refer to Note 17 for a description on the litigation matters.

Recent Accounting Pronouncements

Refer to Note 1 of the Notes to the Consolidated Financial Statements for Recently Issued Accounting Pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our credit facility and investments that could impact our results of operations and financial position.

We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 7.4% of our sales in fiscal year 2019 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.

INTEREST RATE RISK

On November 7, 2016, we entered into the Credit Agreement which provides for a $100.0 million senior secured Term Loan and a $150.0 million Revolving Facility. Interest on both the Term Loan and Revolving Facility is based on a base rate or Eurodollar rate plus an applicable margin which increases as our total leverage ratio increases, with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.50% to 2.25% respectively. In the event of default, the interest rate may be increased by 2.0%. A 50 basis point (0.50%) increase or decrease in the interest rate would result approximately in a $2.0 million increase or decrease in interest expense over the remaining life of the agreement.

On June 3, 2019, we paid down the Credit Agreement, including the Term Loan and Revolving Facility and entered into a revolver only facility with a capacity of $125.0 million. As of July 25, 2019 there is no debt outstanding.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of May 31, 2019.

The effectiveness of our internal control over financial reporting as of May 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting for the fiscal quarter ended May 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
AngioDynamics, Inc.
Latham, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AngioDynamics, Inc. and subsidiaries (the “Company”) as of May 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended May 31, 2019, of the Company and our report dated July 25, 2019, expressed an unqualified opinion on those financial statements.

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
July 25, 2019

Item 9B.	Other Information.
None.

Part III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year end pursuant to Regulation 14A (the “Proxy Statement”) for our annual meeting of Stockholders, currently scheduled for October 2019. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

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
(a)(1) Financial Statements
The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

(2) Financial Statement Schedules
The following consolidated financial statement schedule is included in Part IV of this report:

Schedule II—Valuation and qualifying accounts	103
All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits	104

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
AngioDynamics, Inc.
Latham, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AngioDynamics, Inc. and subsidiaries (the "Company") as of May 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended May 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 25, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
July 25, 2019

We have served as the Company’s auditor since 2016.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended May 31,
	2019	2018	2017
Net sales	$270,634	$261,655	$269,788
Cost of sales (exclusive of intangible amortization)	114,634	117,799	125,838
Gross profit	156,000	143,856	143,950
Operating expenses
Research and development	28,258	24,338	24,148
Sales and marketing	76,829	73,109	74,865
General and administrative	34,902	30,991	31,133
Amortization of intangibles	17,056	13,906	14,567
Change in fair value of contingent consideration	(6,776)	250	(15,261)
Acquisition, restructuring and other items, net	15,127	15,432	27,510
Medical device excise tax	—	—	(1,837)
Total operating expenses	165,396	158,026	155,125
Operating loss	(9,396)	(14,170)	(11,175)
Other expenses
Interest expense, net	(5,099)	(3,062)	(2,839)
Other expense	(207)	(31)	(281)
Total other expenses, net	(5,306)	(3,093)	(3,120)
Loss from continuing operations before income tax benefit	(14,702)	(17,263)	(14,295)
Income tax benefit	(3,556)	(11,036)	(7,243)
Net loss from continuing operations	(11,146)	(6,227)	(7,052)
Income from discontinued operations, net of income tax	72,486	22,562	12,060
Net income	$61,340	$16,335	$5,008

Loss per share from continuing operations
Basic	$(0.30)	$(0.17)	$(0.19)
Diluted	$(0.30)	$(0.17)	$(0.19)
Earnings per share from discontinued operations
Basic	$1.93	$0.61	$0.33
Diluted	$1.93	$0.61	$0.33
Earnings per share from net income
Basic	$1.64	$0.44	$0.14
Diluted	$1.64	$0.44	$0.14
Weighted average shares outstanding
Basic	37,485	37,075	36,617
Diluted	37,485	37,075	36,617

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended May 31,
	2019	2018	2017
Net income	$61,340	$16,335	$5,008
Other comprehensive income (loss), before tax:
Unrealized gain on marketable securities	33	102	12
Reclassification adjustment for gains included in net income	(116)	—	—
Foreign currency translation gain (loss)	(317)	270	(545)
Other comprehensive income (loss), before tax	(400)	372	(533)
Income tax benefit (expense) related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	(400)	372	(533)
Total comprehensive income, net of tax	$60,940	$16,707	$4,475

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31, 2019	May 31, 2018
Assets
Current Assets
Cash and cash equivalents	$227,641	$74,096
Marketable securities, at fair value	—	1,317
Accounts receivable, net of allowances of $1,906 and $2,466, respectively	43,577	39,401
Inventories	40,071	39,274
Prepaid expenses and other	4,003	4,302
Current assets held for sale	—	9,642
Total current assets	315,292	168,032
Property, plant and equipment, net	24,258	25,715
Other assets	3,835	3,417
Intangible assets, net	145,387	112,547
Goodwill	347,666	285,944
Non-current assets held for sale	—	109,817
Total Assets	$836,438	$705,472
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$22,829	$15,775
Accrued liabilities	38,338	34,426
Current portion of long-term debt	7,500	5,000
Current portion of contingent consideration	4,635	2,100
Total current liabilities	73,302	57,301
Long-term debt, net of current portion	124,407	86,621
Deferred income taxes	14,542	17,173
Contingent consideration, net of current portion	8,851	1,161
Other long-term liabilities	521	621
Total Liabilities	221,623	162,877
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 75,000,000 shares authorized; 37,984,382 and 37,594,493 shares issued and 37,614,382 and 37,224,493 shares outstanding at May 31, 2019 and 2018, respectively	372	370
Additional paid-in capital	555,040	543,762
Retained earnings	66,469	5,129
Treasury stock, 370,000 shares, at cost at May 31, 2019 and 2018, respectively	(5,714)	(5,714)
Accumulated other comprehensive loss	(1,352)	(952)
Total Stockholders' Equity	614,815	542,595
Total Liabilities and Stockholders' Equity	$836,438	$705,472

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at May 31, 2016	36,420,403	$363	$525,775	$(16,015)	$(791)	(142,305)	$(2,104)	$507,228
Net income				5,008				5,008
Exercise of stock options	751,062	7	9,858					9,865
Issuance/cancellation of restricted stock units	158,341	1	(587)					(586)
Issuance of performance share units	23,405							—
Purchase of common stock under Employee Stock Purchase Plan	129,185	1	1,418					1,419
Stock-based compensation			6,183					6,183
Treasury stock retirement	(642,305)	(2)	(9,942)			642,305	9,944	—
Common stock repurchased	370,000	(3)				(870)	(13,554)	(13,557)
Other comprehensive loss, net of tax					(533)			(533)
Balance at May 31, 2017	37,210,091	$367	$532,705	$(11,007)	$(1,324)	(370,000)	$(5,714)	$515,027
Adjustment for ASU 2016-09			199	(199)				—
Net income				16,335				16,335
Exercise of stock options	148,937	1	1,916					1,917
Issuance/cancellation of restricted stock units	145,522	1	(232)					(231)
Issuance of performance share units								—
Purchase of common stock under Employee Stock Purchase Plan	89,943	1	1,262					1,263
Stock-based compensation			7,912					7,912
Other comprehensive income, net of tax					372			372
Balance at May 31, 2018	37,594,493	$370	$543,762	$5,129	$(952)	(370,000)	$(5,714)	$542,595
Net income				61,340				61,340
Exercise of stock options	134,253	1	1,525					1,526
Issuance/cancellation of restricted stock units	177,538		(667)					(667)
Issuance of performance share units	5,235							—
Purchase of common stock under Employee Stock Purchase Plan	72,863	1	1,171					1,172
Stock-based compensation			9,249					9,249
Other comprehensive loss, net of tax					(400)			(400)
Balance at May 31, 2019	37,984,382	$372	$555,040	$66,469	$(1,352)	(370,000)	$(5,714)	$614,815

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended May 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$61,340	$16,335	$5,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,880	23,163	24,811
Stock based compensation	9,249	7,912	6,183
Gain on disposition	(46,592)	—	—
Transaction costs for disposition	(4,030)	—	—
Change in fair value of contingent consideration	(6,776)	250	(15,261)
Deferred income tax provision	(2,655)	(8,947)	4,428
Changes in accounts receivable allowances	(202)	179	(313)
Fixed and intangible asset impairments and disposals	2,495	540	3,930
Write-off of other assets	—	—	2,685
Other	(5)	(605)	(586)
Changes in operating assets and liabilities:
Accounts receivable	(3,177)	5,044	8,479
Inventories	(1,428)	5,740	687
Prepaid expenses and other	(1,871)	(1,231)	(3,520)
Accounts payable, accrued and other liabilities	5,212	(7,093)	19,214
Net cash provided by operating activities	37,440	41,287	55,745
Cash flows from investing activities:
Additions to property, plant and equipment	(3,118)	(2,391)	(3,001)
Proceeds from disposition of discontinued operations	169,242	—	—
Acquisition of businesses, net of cash acquired	(84,920)	—	—
Acquisition of intangibles	—	(1,265)	—
Proceeds from sale or maturity of marketable securities	1,350	—	450
Net cash provided by (used in) investing activities	82,554	(3,656)	(2,551)
Cash flows from financing activities:
Proceeds from issuance of and borrowings on long-term debt	—	—	116,471
Repayment of long-term debt	(15,000)	(5,000)	(140,381)
Proceeds from borrowings on revolving credit facility	55,000	—	—
Deferred financing costs on long-term debt	—	—	(1,364)
Payment of acquisition related contingent consideration	(8,100)	(9,500)	(9,850)
Repurchase of common stock	—	—	(13,557)
Proceeds from exercise of stock options and employee stock purchase plan	2,031	2,949	10,698
Net cash provided by (used in) financing activities	33,931	(11,551)	(37,983)
Effect of exchange rate changes on cash and cash equivalents	(380)	472	—
Increase in cash and cash equivalents	153,545	26,552	15,211
Cash and cash equivalents at beginning of year	74,096	47,544	32,333
Cash and cash equivalents at end of year	$227,641	$74,096	$47,544

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year ended May 31,
	2019	2018	2017
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of fixed assets	$(114)	$56	$26
Fair value of contingent consideration for acquisitions	25,100	—	—
Fair value of acquisition consideration included in accrued expenses	4,650	—	—
Cash paid (received) during the year for:
Interest	$5,115	$3,190	$2,969
Income taxes	426	36	(102)

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

On May 31, 2019, the Company completed the sale of the Fluid Management business and all of the assets used primarily in connection with the Fluid Management business (Note 3). As the disposal of this business represents a strategic shift with a major effect on the Company's operations, for all periods presented in our Consolidated Statements of Operations and Comprehensive Income, all sales, costs, expenses, gains and income taxes attributable to Fluid Management have been reported under the captions, “Income from Discontinued Operations, Net of Income Tax.”  Cash flows used in or provided by Fluid Management have been reported in the Consolidated Statements of Cash Flows under operating and investing activities.

Accounting Principles

The consolidated financial statements and accompanying notes have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").

Principles of Consolidation

The consolidated financial statements include the accounts of AngioDynamics and its subsidiaries (all of which are wholly owned). All intercompany balances and transactions have been eliminated.

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

Fair Value Instruments

The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates fair value due to the short-term nature or market interest rates of these items. The Company bases the fair value of short-term investments on quoted market prices or other relevant information generated by market transactions involving identical or comparable assets. The Company measures and records derivative financial instruments at fair value. See Note 5 for further discussion of financial instruments that are carried at fair value on a recurring and nonrecurring basis.

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

For goodwill, the impairment test requires a comparison of the estimated fair value of the reporting unit to which the goodwill is assigned to the carrying value of the assets and liabilities of that reporting unit. The determination of reporting units also requires management judgment. The Company considers whether a reporting unit exists within a reportable segment based on the availability of discrete financial information. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the carrying value of the reporting unit’s goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge.

The Company's annual testing for impairment of goodwill was completed as of December 31, 2018. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The Company determined the fair value of the reporting unit based on the market valuation approach and concluded that it was not more-likely-than-not that the fair value of the Company's reporting unit was less than its carrying value. As a result of the sale of the Fluid Management business, the Company performed an impairment test as of April 17, 2019, the date of the announcement of the deal, which indicated no goodwill impairment.
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

Revenue Recognition

The Company recognizes revenue when it transfers control of promised goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods and services. See Note 4, “Revenue from Contracts with Customers” for further discussion on revenue.

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
Stock Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. The expense recognized includes the impact of forfeitures as they occur. The Company estimates the fair value of each stock-based award on the measurement date using either the current market price of the stock, the Black-Scholes option valuation model, or the Monte Carlo Simulation valuation model. The Black-Scholes and

Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or restricted stock units, a risk-free interest rate and dividend yield. The Company recognizes stock-based compensation expense related to options, restricted stock units and market based performance stock units on a straight-line basis over the service period of the award, which is generally 4 years for options and restricted stock units and 3 years for market based performance stock units.
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

Derivative instruments are presented in the consolidated financial statements at their fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of hedged items that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss). There were no derivative instruments held by the Company as of May 31, 2019 and 2018.

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
June 1, 2018
See Note 4, "Revenue from Contracts with Customers" for the required disclosures related to the impact of adopting this standard.
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
June 1, 2019
On June 1, 2019, the Company adopted ASC 842 and elected the optional transition method to apply the standard as of the effective date and therefore, the Company will not apply the standard to the comparative periods presented in the consolidated financial statements.

The Company has elected the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. Further, the Company has elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e., leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.

While the Company is finalizing its evaluation of the impact of the adoption of ASC 842 on its consolidated financial statements and related disclosures, the Company expects to recognize on its balance sheet right-of-use assets ranging from $4.5 to $5.5 million, in aggregate, and lease liabilities ranging from $5.0 to $6.0 million, in aggregate, which are primarily related to the Company’s facilities operating leases (Note 17). The difference between the right-of-use assets and lease liabilities is primarily attributed to the elimination of deferred rent.

The adoption of ASC 842 is also expected to impact the Company’s consolidated financial statement disclosures. The Company does not anticipate the adoption of ASC 842 will have a material impact to the Consolidated Statements of Operations and Statements of Cashflows or to require a cumulative-effect adjustment to the opening balance of retained earnings.

2. ACQUISITIONS

RadiaDyne Acquisition

On September 21, 2018, the Company acquired RadiaDyne, a privately held medical diagnostic and device company that designs and develops patient dose monitoring technology to improve cancer treatment outcomes. The aggregate purchase price of $75.0 million included an upfront payment of $47.9 million, contingent consideration with an estimated fair value of $22.3 million, an indemnification holdback of $4.6 million and a purchase price holdback of $0.2 million. The fair value of contingent consideration of $22.3 million is comprised of $16.5 million for the revenue milestones and $5.8 million for the technical milestones. The $4.6 million indemnification holdback is recorded in accrued liabilities at May 31, 2019 and the $0.2 million purchase price holdback was initially recorded in accrued liabilities, but was paid during the third quarter of fiscal year 2019.
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

	Preliminary allocation	Adjustments (1)	Revised allocation
(in thousands)
Accounts receivable	$900	$—	$900
Inventory	732	—	732
Prepaid and other current assets	98	—	98
Property, plant and equipment	133	—	133
Intangible assets:
RadiaDyne trademark	400	—	400
OARtrac trademark	200	—	200
RadiaDyne legacy product technology	1,500	—	1,500
OARtrac product technology	16,300	2,600	18,900
RadiaDyne customer relationships	3,700	900	4,600
Goodwill	51,482	(3,500)	47,982
Total assets acquired	$75,445	$—	$75,445
Liabilities assumed
Accounts payable	$352	$—	$352
Accrued expenses	106	—	106
Total liabilities assumed	$458	$—	$458
Net assets acquired	$74,987	$—	$74,987
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
The Company finalized the allocation of the purchase price to the assets acquired and liabilities assumed in the fourth quarter of FY19.

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
BioSentry Acquisition
On August 14, 2018, the Company acquired the BioSentry product from Surgical Specialties, LLC (“SSC”), for an aggregate purchase price of $39.8 million of which $37.0 million was paid on August 14, 2018 and $2.8 million was recorded as contingent consideration. The contingent consideration liability was recorded at fair value and was paid in the fourth quarter of fiscal year 2019 upon fulfillment of hydrogel orders by SSC.
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

	Preliminary allocation	Adjustments (1)	Revised allocation
(in thousands)
Inventory	$50	$—	$50
Property, plant and equipment	10	—	10
Intangible assets:
BioSentry trademark	1,700	800	2,500
BioSentry product technology	13,800	7,100	20,900
Customer relationships	2,500	100	2,600
Goodwill	21,740	(8,000)	13,740
Net assets acquired	$39,800	$—	$39,800
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

The Company finalized the allocation of the purchase price to the assets acquired and liabilities assumed in the fourth quarter of FY19.
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
3. DIVESTITURES

Fluid Management
On May 31, 2019, the Company completed the sale of the NAMIC Fluid Management business (the “Divestiture”) and all of the assets used primarily in connection with the Fluid Management business to Medline Industries, Inc. (“Medline”) pursuant to an asset purchase agreement dated April 17, 2019 (the “Asset Purchase Agreement”). Total consideration received by the Company for the Divestiture in the fourth quarter of fiscal year 2019 was $169.2 million in cash and resulted in a gain of $46.6 million after working capital adjustments of $0.6 million. The gain is recorded in discontinued operations. On June 3, 2019, a portion of the net proceeds were used to retire the outstanding balance on the Term Loan and Revolving Facility and the remaining net proceeds will continue to be invested in the business.
Pursuant to a transition services agreement entered into and effective on the closing of the transaction, the Company will supply certain services to Medline. Medline will receive certain legal, human resource, tax, accounting and information technology services from the Company for a period generally not to exceed 24 months.
As a result of the Divestiture, the results of operations from the Fluid Management business are reported in the accompanying consolidated statements of operations as “Income from discontinued operations, net of income tax” for the years ended May 31, 2019, 2018 and 2017.
The following table summarizes the financial results of our discontinued operations:

	Year ended May 31,
(in thousands)	2019	2018	2017
Net sales	$88,850	$82,630	$79,855
Cost of sales (exclusive of amortization)	52,978	49,611	47,636
Gross profit	35,872	33,019	32,219

Operating expenses
Research and development	1,177	1,121	1,121
Sales and marketing	4,129	4,167	3,954
General and administrative	271	274	273
Amortization of intangibles	2,716	2,729	2,729
Total operating expenses	8,293	8,291	8,077
Operating income	27,579	24,728	24,142

Gain on divestiture	46,592	—	—

Income from discontinued operations before income taxes	74,171	24,728	24,142
Income tax expense	(1,685)	(2,166)	(12,082)
Income from discontinued operations	$72,486	$22,562	$12,060
In accordance with accounting principles generally accepted in the United States (“GAAP”), only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. As such, the selling and marketing, research and development and general and administrative expenses recorded in discontinued operations include corporate costs incurred directly in support of the Fluid Management portfolio.
The Company applied the “Intraperiod Tax Allocation” rules under ASC 740, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in the Company’s case, discontinued operations. Included in the $1.6 million income tax expense for fiscal year 2019 is $0.6 million tax expense related to the gain on the Divestiture. The taxes on the gain were calculated using various state statutory tax rates and are partially offset by the utilization of historical state net operating losses. There are no current federal taxes on the gain due to utilization of historical net operating losses which had a corresponding valuation allowance.

The table below provides a reconciliation of the gain recorded on the sale of the Fluid Management business:

(in thousands)
Proceeds received from Divestiture	$169,242
Working capital adjustment	(612)

Fluid Management assets:
Inventories	11,029
Property, plant and equipment, net	16,624
Intangible assets, net	15,047
Goodwill	75,308
Total Fluid Management assets	118,008

Transaction costs for Divestiture (1)	4,030

Gain on sale of the Fluid Management business before income taxes	$46,592
(1) Costs include advisory fees, legal fees and professional fees
As a result of the Divestiture, the related assets and liabilities transferred to Medline were reclassified as held for sale in the Consolidated Balance Sheet as of May 31, 2018 based on the nature of the asset or liability.

(in thousands)	May 31, 2018
Inventories	$9,642
Total current assets held for sale	9,642

Property, plant and equipment, net	16,746
Intangible assets, net	17,763
Goodwill	75,308
Total non-current assets held for sale	109,817

Total assets held for sale	$119,459
Proceeds from the sale of Fluid Management have been presented in the Consolidated Statements of Cash Flows under investing activities for the fiscal year ended May 31, 2019.  Total operating and investing cash flows of discontinued operations for the fiscal year ended May 31, 2019, 2018 and 2017 are comprised of the following, which exclude the effect of income taxes:

	2019	2018	2017
(in thousands)
Net cash provided by operating activities	$2,245	$5,581	$3,968
Net cash provided by investing activities	982	1,146	1,361

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Adoption of ASC Topic 606 "Revenue from Contracts with Customers"
The Company adopted ASC 606, Revenue from Contracts with Customers on June 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for fiscal year 2019 reflect the application of ASC 606 guidance while the reported results for fiscal year 2018 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”). For discussion of the Company’s accounting policy for revenue recognition under ASC 605, refer to Item 8 of the Annual Report on Form 10-K for the year ended May 31, 2018. The adoption of ASC 606 did not have an impact on the Company’s consolidated balance sheet, results of operations, equity or cash flows as of the adoption date or for the periods presented, other than the enhanced disclosures included in this footnote.
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
Disaggregation of Revenue
The following tables summarize net product revenue by Global Business Unit ("GBU") and geography for the year ended May 31, 2019:

	Year ended May 31, 2019
(in thousands)	United States	International	Total
Net sales
Vascular Interventions & Therapies	$106,767	$13,134	$119,901
Vascular Access	79,611	15,119	$94,730
Oncology	30,579	25,424	$56,003
Total	$216,957	$53,677	$270,634
Net Product Revenue
The Company's products consist of a wide range of medical, surgical and diagnostic devices used by professional healthcare providers for vascular access, for the treatment of peripheral vascular disease and for use in oncology and surgical settings. The Company's devices are generally used in minimally invasive, image-guided procedures. Most of the Company's products are intended to be used once and then discarded, or they may be implanted for short or long term use. The Company sells its products to its distribution partners and to end users, such as interventional radiologists, interventional cardiologists, vascular surgeons, urologists, interventional and surgical oncologists and critical care nurses.
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
Rebates and Allowances: The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The Company establishes a liability for such amounts, which is included in accrued expenses in the accompanying consolidated balance sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes and administrative fees the Company is required to pay to group purchasing organizations.
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the year ended May 31, 2019, such product returns were not material.
Contract Balances with Customers
A receivable is recognized in the period the Company ships the product. Payment terms on invoiced amounts are based on contractual terms with each customer and generally coincide with revenue recognition. Accordingly, the Company does not have any contract assets associated with the future right to invoice its customers. In some cases, if control of the product has not yet transferred to the customer or the timing of the payments made by the customer precedes the Company’s fulfillment of the performance obligation, the Company recognizes a contract liability that is included in deferred revenue in the accompanying consolidated balance sheets.

The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

	May 31, 2019	May 31, 2018
(in thousands)
Receivables	$43,577	$39,401
Contract assets	$—	$—
Contract liabilities	$681	$1,203
During the year ended May 31, 2019, the Company recognized $1.1 million in revenue that was included in contract liabilities as of the beginning of the period. This was offset by additions to contract liabilities of $0.6 million .
Costs to Obtain or Fulfill a Customer Contract
Under ASC 606, the Company recognizes an asset for incremental costs of obtaining a contract with a customer if it expects to recover those costs. The Company’s sales incentive compensation plans qualify for capitalization since these plans are directly related to sales achieved during a period of time. However, the Company has elected the practical expedient under ASC 340-40-25-4 to expense the costs as they are incurred within selling and marketing expenses since the amortization period is less than one year.
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

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:
(in thousands)	Level 1	Level 2	Level 3	Fair Value at May 31, 2019
Financial Liabilities
Contingent liability for acquisition earn outs	$—	$—	$13,486	$13,486
Total Financial Liabilities	$—	$—	$13,486	$13,486

	Fair Value Measurements using inputs considered as:
(in thousands)	Level 1	Level 2	Level 3	Fair Value at May 31, 2018
Financial Assets
Short-term investments (1)	$2,100	$—	$—	$2,100
Marketable Securities	—	—	1,317	1,317
Total Financial Assets	$2,100	$—	$1,317	$3,417
Financial Liabilities
Contingent liability for acquisition earn out	$—	$—	$3,261	$3,261
Total Financial Liabilities	$—	$—	$3,261	$3,261
(1) Included in cash and cash equivalents.
There were no transfers in and out of Level 1, 2 and 3 measurements for the years ended May 31, 2019 and 2018.

The table below presents the changes in fair value components of Level 3 instruments in the year ended May 31, 2019 (in thousands of dollars):

	Financial Assets	Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 31, 2018	$1,317	$3,261
Contingent consideration liabilities recorded as the result of acquisitions (Note 2)	—	25,101
Change in present value of contingent consideration (1)	—	(6,776)
Fair market value adjustments	33	—
Proceeds from sale of marketable securities	(1,350)	—
Contingent consideration payments	—	(8,100)
Balance at May 31, 2019	$—	$13,486
(1) Change in the fair value of contingent consideration is included in earnings and comprised of changes in estimated earn out payments based on projections of Company performance and amortization of the present value discount.
In the fourth quarter of fiscal year 2019, the Company revised the sales projections for RadiaDyne products as a result of reviews performed by executive management. The adjustments to the sales projections resulted in a $8.4 million gain in the fourth quarter of fiscal year 2019 from the reduction in the fair value of the contingent liability which was based on lower projected sales volume over the contractual earn out period.

The table below presents the changes in fair value components of Level 3 instruments in the year ended May 31, 2018 (in thousands of dollars):

	Financial Assets	Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 31, 2017	$1,215	$12,761
Change in fair value of contingent consideration (1)	—	250
Fair market value adjustments	102	—
Contingent consideration payments	—	(9,750)
Balance at May 31, 2018	$1,317	$3,261
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

The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of May 31, 2019:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$10,058	Discounted cash flow	Discount rate	4% - 5%
			Probability of payment	66% - 100%
			Projected fiscal year of payment	2020 - 2023
Technical milestones	3,428	Estimated probability	Estimated probability	90%
			Projected year of payment	2020
	$13,486

At May 31, 2019, the range of estimated potential amount of undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $15.2 million to $35.2 million. The milestones, including revenue projections and technical milestones, associated with the contingent consideration must be reached in future periods ranging from fiscal years 2019 to 2023 in order for the associated consideration to be paid.

6. MARKETABLE SECURITIES
As of May 31, 2019, there were no marketable securities and as of May 31, 2018, marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Available-for-sales securities:
New York State government agency obligations	$1,350	$—	$(33)	$1,317
	$1,350	$—	$(33)	$1,317
7. INVENTORIES
As of May 31, 2019 and 2018, inventories consisted of the following:

	May 31, 2019	May 31, 2018
(in thousands)
Raw materials	$16,045	$15,247
Work in process	6,786	6,656
Finished goods	17,240	17,371
Total	$40,071	$39,274
The Company periodically reviews its inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at May 31, 2019 and 2018 was $4.2 million and $5.8 million, respectively. Of the $4.2 million reserve at May 31, 2019, $0.4 million relates to the inventory reserve for Acculis inventory as a result of the recall announced in the fourth quarter of fiscal year 2017 and $0.7 million relates to a specific reserve related to the termination of an agreement with a Japanese distributor in the second quarter of fiscal year 2018. Of the $5.8 million in the prior year, $1.6 million relates to the reserve for Acculis inventory and $0.7 million relates to a specific reserve related to the termination of an agreement with a Japanese distributor in the second quarter of fiscal year 2018.

8. PREPAID EXPENSES AND OTHER

As of May 31, 2019 and 2018, prepaid expenses and other consisted of the following:

	May 31, 2019	May 31, 2018
(in thousands)
Software licenses	$1,131	$1,043
License fees	145	143
Trade shows	213	223
Rent	199	134
Other prepaid taxes	112	254
Other	2,203	2,505
Total	$4,003	$4,302

9. PROPERTY, PLANT AND EQUIPMENT, NET
As of May 31, 2019 and 2018, property, plant and equipment are summarized as follows:

	May 31, 2019	May 31, 2018
(in thousands)
Building and building improvements	$24,535	$24,509
Machinery and equipment	14,029	13,308
Computer software and equipment	24,980	24,459
Construction in progress	1,239	1,666
	64,783	63,942
Less accumulated depreciation and amortization	(41,608)	(39,290)
	23,175	24,652
Land and land improvements	1,083	1,063
	$24,258	$25,715
Depreciation expense for fiscal years 2019, 2018 and 2017 was $3.1 million, $3.4 million and $4.8 million, respectively.

10. GOODWILL AND INTANGIBLE ASSETS

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

Even though the Company determined that there was no goodwill impairment as of May 31, 2019, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2019.

As a result of the sale of the Fluid Management business, the Company performed an impairment test as of April 17, 2019, the date of the announcement of the deal. The Company continues to operate as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The Company determines the fair value of the reporting unit based on the market valuation approach and concluded that it was not more-likely-than-not that the fair value of the Company's reporting unit was less than its carrying value. The Company continued to assess for potential impairment through May 31, 2019 and noted no other events that would be considered a triggering event.

The changes in the carrying amount of goodwill for the year ended May 31, 2019 were as follows:

(in thousands)
Goodwill balance at May 31, 2018, before adjustment to conform goodwill to current presentation	$361,252
Goodwill associated with the Fluid Management divestiture (Note 3)	(75,308)
Goodwill balance at May 31, 2018	285,944
Additions for BioSentry acquisition (Note 2)	13,740
Additions for RadiaDyne acquisition (Note 2)	47,982
Goodwill balance at May 31, 2019	$347,666

As of May 31, 2019 and 2018, intangible assets consisted of the following:

	May 31, 2019
	Gross carrying value	Accumulated amortization	Net carrying value
(in thousands)
Product technologies	$182,971	$(75,412)	$107,559
Customer relationships	60,166	(25,950)	34,216
Trademarks	9,300	(6,404)	2,896
Licenses	5,752	(5,036)	716
	$258,189	$(112,802)	$145,387

	May 31, 2018
	Gross carrying value	Accumulated amortization	Net carrying value
(in thousands)
Product technologies	$141,675	$(64,153)	$77,522
Customer relationships	55,028	(22,794)	32,234
Trademarks	6,200	(5,642)	558
Licenses	5,752	(4,357)	1,395
Distributor relationships	1,250	(412)	838
	$209,905	$(97,358)	$112,547
Amortization expense was $17.1 million, $13.9 million and $14.6 million for fiscal years 2019, 2018 and 2017, respectively.
Annual amortization of these intangible assets is expected to approximate the following amounts for each of the next five fiscal years:

(in thousands)
2020	$15,248
2021	14,021
2022	13,405
2023	13,368
2024	11,812
2025 and thereafter	77,533
$145,387

11. INCOME TAXES

The components of loss from continuing operations before income tax (benefit) expense are as follows:

	Year ended May 31,
	2019	2018	2017
(in thousands)
Loss from continuing operations before tax expense:
U.S.	$(15,593)	$(18,454)	$(15,317)
Non-U.S.	891	1,191	1,022
	$(14,702)	$(17,263)	$(14,295)

Income tax (benefit) expense is comprised of the following:

	Year ended May 31,
(in thousands)	2019	2018	2017
Current
Federal	$—	$(148)	$—
State and local	128	152	141
Non U.S.	289	73	270
	417	77	411
Deferred	(3,973)	(11,113)	(7,654)
Income tax benefit	$(3,556)	$(11,036)	$(7,243)

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

(in thousands)	May 31, 2019	May 31, 2018
Deferred tax assets
Net operating loss carryforward	$18,955	$33,880
Stock-based compensation	3,395	2,421
Federal and state R&D tax credit carryforward	4,259	3,644
Inventories	971	1,550
Expenses incurred not currently deductible	1,337	1,714
Accrued liabilities	139	277
Gross deferred tax asset	29,056	43,486
Deferred tax liabilities
Excess tax over book depreciation and amortization	31,878	34,044
	31,878	34,044
Valuation Allowance	(11,688)	(26,607)
Net deferred tax liability (1)	$(14,510)	$(17,165)
(1) Net deferred tax liability is inclusive of a non-U.S. deferred tax asset that is included in other assets on the Company's balance sheet for the years ended May 31, 2019 and May 31, 2018 in the amount of $0.32 million and $0.08 million, respectively.

The net deferred tax liability as of May 31, 2019 and 2018 principally relates to tax amortization of intangibles that have an indefinite reversal period for book purposes, also known as a “naked credit deferred tax liability”, that cannot be considered as a source of income to recover the deferred tax asset.

The Company's Federal net operating loss carryforwards as of May 31, 2019 after considering IRC Section 382 limitations are $90.1 million. The expiration of the Federal net operating loss carryforwards are as follows: $8.6 million between 2022 and 2023, $81.2 million between 2028 and 2037 and $0.3 million indefinitely.

The Company's state net operating loss carryforwards as of May 31, 2019 after considering remaining IRC Section 382 limitations are $8.0 million which expire in various years from 2019 to 2038.
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
In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The Company elected to apply the measurement period guidance provided in SAB 118. The accounting for all of the enactment-date income tax effects of the Tax Reform Act was completed and any changes are noted below.
The Tax Reform Act imposed a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiaries’ earnings. Based on the information available as of December 31, 2017, the Company estimated undistributed foreign earnings of approximately $4.9 million. Upon further analysis and refinement of the calculation during the 12 months ended February 28, 2019, the Company adjusted its provisional amount by $1.1 million to $3.8 million. The taxable income of $3.8 million arising from this deemed repatriation will result in the utilization of net operating loss carryforwards, offset by changes in the valuation allowance, resulting in no net impact to tax expense. All other previously communicated tax impacts remain unchanged and complete.
The Tax Reform Act also creates a new requirement that certain income earned by foreign subsidiaries (“GILTI”), must be included in U.S. gross income. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current period expense when incurred. The Company has elected to account for the GILTI tax as a current-period expense when incurred (the "period cost method").
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
The Company regularly assesses its ability to realize its deferred tax assets.  Assessing the realization of deferred tax assets requires significant management judgment.  In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.  Evidence the Company considered included its history of net operating losses, which resulted in the Company recording a full valuation allowance for its deferred tax assets in fiscal year 2016, except the naked credit deferred tax liability.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of May 31, 2019.  The Company will continue to assess the level of the valuation allowance required.  If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
The Company's consolidated income tax expense has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to the Company's income before income taxes for the following reasons:

	Year ended May 31,
(in thousands)	2019	2018	2017
Income tax benefit at federal statutory tax rate of 21.0%, 28.6% and 35.0%, respectively	$(3,087)	$(4,941)	$(5,003)
Effect of graduated tax rates	—	—	143
State income taxes, net of Federal tax benefit	(177)	120	(505)
Impact of Non-U.S. operations	76	(288)	403
Research and development tax credit	(936)	(951)	(403)
Impact of tax reform	—	12,860	—
Meals and entertainment	190	242	266
Non-deductible interest on contingent payments	—	—	174
Non-taxable gain on revaluation of contingent consideration liability	—	—	(5,576)
Change in valuation allowance	175	(18,526)	2,749
Effect of elimination of stock compensation APIC pool	—	—	1,380
IPR&D intangible write-off	—	—	(1,224)
Other	203	448	353
Income tax benefit	$(3,556)	$(11,036)	$(7,243)

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year ended May 31,
(in thousands)	2019	2018	2017
Unrecognized tax benefits balance at June 1	$464	$899	$899
Decrease in gross amounts of tax positions related to prior years due to U.S. tax reform	—	(287)	—
Decrease due to lapse in statute of limitations	—	(148)	—
Unrecognized tax benefits balance at May 31	$464	$464	$899
The table above includes unrecognized tax benefits associated with the calculation of limitations placed on the utilization of tax attributes related to an acquired company. If recognized, $0.5 million would result in adjustments to other tax accounts.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. There are no accrued interest and penalties recognized in the consolidated balance sheet as of May 31, 2019 and May 31, 2018.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Fiscal years 2016 through 2019 remain open to examination by the various tax authorities.
The Company does not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

12. ACCRUED LIABILITIES
As of May 31, 2019 and 2018, accrued liabilities consist of the following:

	May 31, 2019	May 31, 2018
(in thousands)
Payroll and related expenses	$14,987	$10,235
Royalties	2,088	1,537
Accrued severance	504	1,940
Sales and franchise taxes	807	683
Outside services	3,514	2,396
Litigation matters (Note 17)	2,700	12,500
Indemnification holdback	4,807	—
Other	8,931	5,135
Total	$38,338	$34,426

13. LONG-TERM DEBT

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
On November 7, 2016, the Company borrowed $100.0 million under the Term Loan and approximately $16.5 million under the Revolving Facility to repay the balance of $116.5 million under the former credit agreement. As of May 31, 2019 and 2018 the carrying value of long-term debt approximates its fair market value.
The proceeds of the Revolving Facility may be used for general corporate purposes of the Company and its subsidiaries. The Facilities have a five year maturity.  Interest on both the Term Loan and Revolving Facility are based on a base rate or Eurodollar rate plus an applicable margin which increases as total leverage ratio increases, with the base rate and Eurodollar rate having ranges of 0.50% to 1.25% and 1.50% to 2.25% respectively. In case of default, the interest rate may be increased by 2.0%. The Revolving Facility carries a commitment fee of 0.20% to 0.35% per annum on the unused portion. The interest rate on the Term Loan at May 31, 2019 was 3.94%.
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

* The definitions of consolidated total indebtedness and consolidated EBITDA are maintained in the credit agreement included as an exhibit to Form 8-k filed on November 10, 2016 and in Amendment One, dated May 24, 2018 and included as an exhibit to the fiscal year 2018 Form 10-K. This amendment increased the amount of U.S. cash that can be utilized to calculate net debt from $10.0 million to $20.0 million.

Refer to Note 22 for the new Credit Agreement, including updated debt covenants, that was entered into on June 3, 2019. These debt covenants were applicable for the year ended May 31, 2019. The Company was in compliance with both of those covenants as of May 31, 2019.

The Company's maturities of principal obligations under the credit agreement are as follows, as of May 31, 2019:

(in thousands)
2020	7,500
2021	11,250
2022	68,750
Total term loan	87,500
Revolving facility	45,000
Total debt	132,500
Less: Unamortized debt issuance costs	(593)
Total	131,907
Less: Current portion of long-term debt	(7,500)
Total long-term debt, net of current portion	$124,407

14. RETIREMENT PLANS

The Company has a 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by the Company. Matching contributions were $3.6 million, $3.9 million and $4.2 million in 2019, 2018 and 2017, respectively. There are also various immaterial foreign retirement plans.

15. STOCKHOLDERS’ EQUITY
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

Stock Options
2004 Stock and Incentive Award Plan
The 2004 Stock and Incentive Award Plan (the “2004 Plan”) provides for the grant of incentive options to employees and for the grant of non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to employees, directors and other service providers. A total of 7,750,000 shares of common stock have been reserved for issuance under the 2004 Plan, of which up to 800,000 shares may be issued upon the exercise of incentive stock options. The Compensation Committee of the Board of Directors administers the 2004 Plan. The Committee determines vesting terms and the exercise price of options granted under the 2004 Plan, but for all incentive stock options the exercise price must at least be equal to the fair market value of common stock on the date of grant. The term of an incentive stock option may not exceed ten years.
On October 25, 2016, the Company amended the 2004 Stock and Incentive Award Plan to increase the shares of common stock reserved for issuance by 250,000 shares. On October 10, 2018, the Company amended the 2004 Stock and Incentive Award Plan to increase the shares of common stock reserved for issuance by 750,000 shares.
As of May 31, 2019, there remained approximately 2.1 million shares available for granting under the 2004 Plan.
The following table summarizes information about stock option activity for the fiscal year ended May 31, 2019:

	Shares	Weighted- average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year - June 1, 2018	1,696,413	$15.42
Granted	391,264	$20.71
Exercised	(184,168)	$14.32
Forfeited	(143,196)	$17.52
Expired	—	$—
Outstanding at end of year - May 31, 2019	1,760,313	$16.54	5.76	$4,672
Options exercisable at year-end	831,924	$15.09	3.90	$3,092
Options expected to vest in future periods	928,389	$17.83	7.43	$1,579

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
The Company measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during the years ended May 31, 2019, 2018 and 2017 was $6.53, $4.95, and $4.70, respectively. The following assumptions were used in arriving at the fair value of options granted during 2019, 2018 and 2017, respectively: risk-free interest rates of 2.78%, 2.08% and 1.30%; expected volatility of 31%, 30%, and 31%; and expected lives of 4.79 years, 4.72 years, and 4.80 years. The Company does not declare dividends therefore a dividend yield of zero was used for the years ended May 31, 2019, 2018 and 2017. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury bonds whose maturity period equals the expected term of the option. Expected volatilities are based on the historical volatility of the Company's stock. The expected option lives are based on historical experience of employee exercise behavior.
The total intrinsic value of options exercised during the years ended May 31, 2019, 2018 and 2017 was $1.4 million, $0.7 million, and $2.8 million, respectively. As of May 31, 2019, there was $3.9 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a weighted average period of 3 years.
Cash received from option exercises during 2018, 2017 and 2016 was $1.5 million, $2.0 million and $9.9 million, respectively. Due to the valuation allowance there was no tax benefit realized from stock option exercises during the years ended May 31, 2019, 2018 and 2017.

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
 The following table summarizes information about restricted stock unit activity for the year ended May 31, 2019:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year, June 1, 2018	474,502	$16.23
Granted	244,405	$20.87
Vested	(210,865)	$21.69
Canceled	(77,106)	$17.98
Non-vested at end of year, May 31, 2019	430,936	$18.60
The fair value of each restricted stock unit is the market price of Company stock on the date of grant. The weighted average grant date fair value of restricted stock units granted during the years ended May 31, 2019, 2018 and 2017 was $20.87, $16.60 and $16.54, respectively. The total intrinsic value of restricted stock units (meaning the fair value of the units on the date of vest) vesting during the years ended May 31, 2019, 2018 and 2017 was $4.6 million, $2.7 million, and $2.9 million, respectively. As of May 31, 2019, there was $5.2 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of 3 years.

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

 The following table summarizes information about performance unit award activity for the year ended May 31, 2019:

	Performance Unit Awards	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year, June 1, 2018	451,856	$19.75
Granted	126,356	$28.62
Vested	(7,803)	$20.50
Canceled	(31,804)	$24.03
Non-vested at end of year, May 31, 2019	538,605	$21.55

During fiscal years 2019, 2018 and 2017, we granted performance unit awards that include a three-year market condition. Vesting of the performance unit awards is based on the Company's level of attainment of specified total shareholder return ("TSR") targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods. It is also subject to the continued employment of the grantees. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model on the date of the grant. For the years ended May 31, 2019, 2018 and 2017, the weighted average grant date fair market value for new grants was $28.62, $23.83 and $22.61, respectively. Compensation cost is recognized over the performance period which is typically three years. As of May 31, 2019, 0.5 million performance share units with a weighted average remaining contractual term of 1 year and $3.5 million of unrecognized compensation cost were outstanding.

Compensation Expense

The following tables represents the break out of share-based compensation included in the Company's consolidated statement of operations:

	Year ended May 31,
(in thousands)	2019	2018	2017
Cost of sales	$461	$119	$299
Research and development	724	554	314
Sales and marketing	1,952	1,778	1,762
General and administrative	6,112	5,461	4,026
Acquisition, restructuring and other items, net	—	—	(218)
	$9,249	$7,912	$6,183

The income tax benefit on the compensation expense recognized for all share-based compensation arrangements was $2.1 million, $1.8 million and $2.2 million for the years ended May 31, 2019, 2018 and 2017, respectively. The income tax benefit for 2019, 2018 and 2017 are negated by the full valuation allowance recorded against the deferred tax assets.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides a means by which employees (the “participants”) are given an opportunity to purchase the Company's common stock through payroll deductions. A total of 3,500,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan. Shares are offered through two purchase periods, each with duration of approximately 6 months, commencing on the first business day of the first and third fiscal quarters. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the Board of Directors. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. During the years ended May 31, 2017 and 2019, an additional 500,000 and 1,000,000 shares of the Company's common stock, respectively, were reserved for issuance under the Stock Purchase Plan.
The Company uses the Black-Scholes option-pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognize expense related to shares purchased ratably over the offering period. During the years ended May 31, 2019, 2018 and 2017, 72,863, 89,943 and 129,185 shares, respectively, were issued at an average price of $16.08, $14.03 and $11.00, respectively, under the Stock Purchase Plan. As of May 31, 2019, 2.2 million shares remained available for future purchases under the Stock Purchase Plan.
16. EARNINGS PER SHARE
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

The following table reconciles basic to diluted weighted average shares outstanding for the years ended May 31, 2019, 2018 and 2017:

	Year ended May 31,
	2019	2018	2017
Basic	37,484,573	37,074,797	36,616,859
Effect of dilutive securities	—	—	—
Diluted	37,484,573	37,074,797	36,616,859

Securities excluded as their inclusion would be anti-dilutive	2,200,318	1,077,256	1,058,790

17. COMMITMENTS AND CONTINGENCIES

Leases

The Company is committed under non-cancelable operating leases for facilities and equipment. During fiscal years 2019, 2018 and 2017, aggregate rental costs under all operating leases were approximately $2.5 million, $2.8 million and $2.5 million, respectively. Future annual payments under non-cancelable operating leases in the aggregate at May 31, 2019, are summarized as follows (in thousands):

(in thousands)
2020	$2,920
2021	2,338
2022	2,133
2023	2,131
2024 and thereafter	3,227
$12,749

Included in the future annual payments above is a lease for the Company's corporate facility that was signed in fiscal year 2019 and will become effective in the first half of fiscal year 2020.

Other Commitments and Contingencies

The following table summarizes the Company's other future commitments and contingencies as of May 31, 2019:

(in thousands)	Total	2020	2021	2022	2023	2024 and thereafter
Purchase obligations (1)	$407	$407	$—	$—	$—	$—
Royalties	55,300	3,800	3,800	3,800	3,800	40,100
	$55,707	$4,207	$3,800	$3,800	$3,800	$40,100
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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of our implantable port products infringe on three U.S. patents held by Bard (the “Utah Action”). Bard’s Complaint sought unspecified damages and other relief. We filed petitions for reexamination in the U.S. Patent and Trademark Office (“USPTO”) seeking to invalidate all three patents asserted by Bard in the litigation. Our petitions were granted and 40 of Bard's 51 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the USPTO Board of Appeals and Interferences for all three reexaminations. The Patent Office issued decisions in all three appeals. In one (issued on March 11, 2016 for U.S. Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims.   In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947,022) the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard filed Requests for Rehearing in all three reexamination appeals and the Company filed Requests for Rehearing in two of the reexamination appeals (the ‘302 and ‘615 patent reexaminations). The PTO denied all three Rehearing Requests - - on February 1, 2017 for the ‘302 reexam; on February 17, 2017 for the ‘022 reexam; and on February 21, 2017 for the ‘615 reexam, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.  Bard filed a Notice of Appeal to the Federal Circuit Court of Appeals in all three reexams and the Company filed Cross-Appeals for the ‘302 and the ‘615 reexams. The parties have completed the process of filing the various appellate briefs.  Medcomp also filed an Amicus Brief in support of the Company on November 22, 2017. An oral hearing was held on September 5, 2018 and the court rendered its decision on September 28, 2018, affirming that claims 1-5 and 10 of the ‘615 patent were invalid but that claims 6-7 of the 615 patent and claims 1-4 of the 302 patent were valid over the asserted prior art references.  The Federal Circuit also reversed the PTAB’s claim construction ruling and remanded for consideration of obviousness for the remaining claims under the new claim construction ruling and for further findings with respect to whether one of the asserted references qualified as a printed publication. On January 28, 2019, on remand, the USPTO reversed the rejections of the ‘302 claims 1-10, ‘022 claims 1-20 and ‘615 claims 6-9. The USPTO has since issued Inter Partes Reexamination Certificates for the ‘302 Patent (confirming validity of claims 1-10) on June 10, 2019, and for the ‘022 patent (confirming validity of claims 1-20) on July 2, 2019. A Certificate has not yet been issued for ‘615.  Meanwhile, the Utah action remains stayed; and, on July 12, 2017, Bard assigned the asserted patents to Bard Peripheral Vascular, Inc. (“BPV”) which was added as Co-Appellant before the Federal Circuit and as a co-Plaintiff in the Utah action. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, C.R. Bard, Inc. ("Bard") and Bard Peripheral Vascular, Inc. (“BPV”) filed suit in the United States District Court for the District of Delaware (the “Delaware Action") claiming certain of the Company's implantable port products infringe on three other U.S. patents held by Bard, which are different from those asserted in the Utah action. Bard's complaint seeks unspecified damages and other relief. On June 1, 2015, the Company filed two motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court. On January 12, 2016, the Court issued a decision denying both motions. A Markman hearing was held on March 10, 2017 and the Court issued its Claim Construction Order on May 19, 2017. On May 19, 2017, Bard served its Final Infringement Contentions and on June 2, 2017, the Company served its Final Invalidity Contentions. On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018 and completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial until March 2019. On January 9, 2019 the court held a further claim construction hearing to resolve two outstanding claim construction issues prior to trial. A Report and Recommendation was issued on February 11, 2019 and entered by the Court on February 28, 2019. Jury selection was held on Friday March 1, 2019 and trial began on March 4, 2019.  On day four of the jury trial, at the close of C.R. Bard’s case (Plaintiff), Judge Bataillon granted judgment as a matter of law (JMOL) under rule 50(a) in favor of AngioDynamics, dismissing Bard’s suit.  On April 5, 2019, Bard filed a precautionary Notice of Appeal to the Federal Circuit. On April 26, 2019, the District Court issued a Memorandum and Order confirming the grant of judgment in the Company’s favor of patent ineligibility, non-infringement, patent invalidity and no willful infringement. Meanwhile, on May 10, 2019, the Company filed a Motion for Attorney fees and non-taxable expenses under 35 USC Sec. 285. On May 21, 2019, the Court issued a Memorandum and Order which, inter alia, stayed proceedings on the Company’s fee Motion and the Company’s equitable claims pending appeal; and entered Final Judgment on May 21, 2019 as well. Bard filed a second Notice of Appeal on May 23, 2019. Both appeals have since been consolidated and Bard’s opening brief is currently due on July 29, 2019. We maintain our belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

AngioDynamics, Inc. v. C.R. Bard, Inc.

On May 30, 2017, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”).  In this action, the Company alleges that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs.  The Company alleges that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs.  The Company seeks both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017. On August 6, 2018 the court denied Bard’s motion in its entirety.  The parties are currently engaged in discovery, which is set to close in January 2020.
Merz North America Settlement

On May 16, 2019, Merz North America, Inc. (“Merz”) commenced an action in the United States District Court for the Southern District of New York entitled Merz North America, Inc. v. AngioDynamics, Inc.  In this action, Merz alleged breach of contract against AngioDynamics based on a March 1, 2016 Distribution Agreement.  On June 28, 2019, AngioDynamics reached a settlement with Merz in which AngioDynamics agreed to make a lump-sum payment to Merz in return for dismissal of the case with prejudice.  Merz filed a stipulation of dismissal with the Court on July 23, 2019.

18. SEGMENTS AND GEOGRAPHIC INFORMATION
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
Total sales by product category are summarized below (in thousands):

	Year ended May 31,
(in thousands)	2019	2018	2017
Net sales by Product Category
Vascular Interventions & Therapies	$119,901	$119,704	$128,747
Vascular Access	94,730	92,760	96,481
Oncology/Surgery	56,003	49,191	44,560
Total	$270,634	$261,655	$269,788
Geographic information

Total sales for geographic areas are summarized below (in thousands):

	Year ended May 31,
(in thousands)	2019	2018	2017
Net sales by Geography
United States	$216,957	$213,727	$223,816
International	53,677	47,928	45,972
Total	$270,634	$261,655	$269,788
For fiscal years 2019, 2018 and 2017, international sales as a percentage of total net sales were 20%, 18% and 17%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales. 99% of long-lived assets are located within the United States.

19. ACQUISITION, RESTRUCTURING AND OTHER ITEMS, NET

For the years ended May 31, 2019, 2018 and 2017 acquisition, restructuring and other items, net consisted of:

	Year ended May 31,
(in thousands)	2019	2018	2017
Legal (1)	$7,802	$8,407	$19,480
Mergers and acquisitions (2)	4,030	1,660	—
Intangible and other asset impairment	1,704	—	5,604
Restructuring	289	4,674	1,348
Other	1,302	691	1,078
Total	$15,127	$15,432	$27,510
(1) Legal expenses related to litigation that is outside the normal course of business.
(2) Mergers and acquisitions expenses related to investment banking, legal and due diligence.

Included in the $7.8 million in legal for fiscal year 2019 is a $3.4 million settlement received for the Biolitec litigation. The settlement received offsets legal expenses paid related to the settlement proceedings. In addition, the $2.5 million accrual for the settlement of the Merz contract termination is included in legal expenses above.  Of the $19.5 million in legal for fiscal year 2017, $12.5 million relates to a reserve for DOJ litigation settlement which was paid in July 2018. The remaining legal expenses relate to litigation that is outside of the normal course of business.

Restructuring
The Company evaluates its performance and looks for opportunities to improve the overall operations of the Company on an ongoing basis. As a result of this evaluation, certain restructuring initiatives are taken to enhance the Company’s overall operations.
Operational Consolidation
On February 1, 2017, the Company announced to employees an operational consolidation plan (the “plan”) to consolidate manufacturing facilities in Manchester, GA and Denmead, UK into the Glens Falls and Queensbury, NY facilities. This plan will streamline and optimize the manufacturing functions into one centralized location increasing the utilization of the Glens Falls and Queensbury facilities, optimizing inventory and reducing cost of goods sold through savings in overhead expenses and direct labor. The restructuring activities associated with the plan were completed in the fourth quarter of fiscal year 2018 with immaterial validation and regulatory costs incurred in fiscal year 2019.
The Company recorded restructuring charges related to the plan during the year ended May 31, 2019, 2018 and 2017 of $0.3 million, $4.7 million and $1.3 million, respectively. Total restructuring charges recorded as part of the plan were $6.3 million. Termination benefits were only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits were recorded ratably over the service period.

The following table presents a rollforward of the restructuring reserve for the years ended May 31, 2019, 2018 and 2017:

				Contract
	Termination	Plant	Regulatory	Cancellation	Other
	Benefits	Consolidation	Filings	Costs	Costs	Total
(in thousands)
Balance at May 31, 2016	$—	$—	$—	$—	$—	$—
Charges	851	494	—	—	3	1,348
Non-cash adjustments	—	(108)	—	—	—	(108)
Cash payments	—	(275)	—	—	(3)	(278)
Balance at May 31, 2017	$851	$111	$—	$—	$—	$962
Charges	1,440	2,892	68	200	74	4,674
Non-cash adjustments	—	(276)	—	—	—	(276)
Cash payments	(1,453)	(2,706)	(56)	—	(74)	(4,289)
Balance at May 31, 2018	$838	$21	$12	$200	$—	$1,071
Charges	—	244	44	—	—	288
Non-cash adjustments	—	—	—	(9)	—	(9)
Cash payments	(838)	(265)	(44)	(191)	—	(1,338)
Balance at May 31, 2019	$—	$—	$12	$—	$—	$12

The Company’s remaining restructuring liability is comprised of regulatory expenses which are expected to be paid in the next twelve months and are included in accounts payable on the consolidated balance sheet.

20. ACCUMULATED OTHER COMPREHESIVE INCOME (LOSS)

Changes in each component of accumulated other comprehensive income (loss), net of tax, are as follows for fiscal years 2019 and 2018:

(in thousands)	Foreign currency translation gain (loss)	Unrealized gain (loss) on marketable securities	Total
Balance at May 31, 2017	$(1,305)	$(19)	$(1,324)
Other comprehensive income before reclassifications, net of tax	270	102	372
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income	$270	$102	$372
Balance at May 31, 2018	$(1,035)	$83	$(952)
Other comprehensive income (loss) before reclassifications, net of tax	(317)	33	(284)
Amounts reclassified from accumulated other comprehensive income	—	(116)	(116)
Net other comprehensive loss	$(317)	$(83)	$(400)
Balance at May 31, 2019	$(1,352)	$—	$(1,352)

21. QUARTERLY INFORMATION (unaudited)

Quarterly results of operations during the fiscal years ended May 31, 2019 and 2018 are as follows:

	2019
	First quarter	Second quarter	Third quarter	Fourth quarter
(in thousands, except per share data)
Net sales	$63,943	$69,985	$65,524	$71,182
Gross profit	35,953	40,552	38,163	41,332
Net income (loss) from continuing operations	(5,704)	(3,587)	(4,609)	2,753
Net income from discontinued operations	5,235	5,727	5,405	56,120
Net income (loss) (1)	$(469)	$2,140	$796	$58,873
Loss per share from continuing operations
Basic	$(0.15)	$(0.10)	$(0.12)	$0.07
Diluted	$(0.15)	$(0.10)	$(0.12)	$0.07
Earnings per share from discontinued operations
Basic	$0.14	$0.15	$0.14	$1.49
Diluted	$0.14	$0.15	$0.14	$1.47
Earnings per share net income
Basic	$(0.01)	$0.06	$0.02	$1.57
Diluted	$(0.01)	$0.06	$0.02	$1.54

	2018
	First quarter	Second quarter	Third quarter	Fourth quarter
(in thousands, except per share data)
Net sales	$64,909	$66,617	$63,936	$66,193
Gross profit	33,042	34,699	37,496	38,619
Net income (loss) from continuing operations	(5,008)	(4,413)	9,903	(6,709)
Net income from discontinued operations	4,973	4,662	4,116	8,811
Net income (loss) (2)	$(35)	$249	$14,019	$2,102
Loss per share from continuing operations
Basic	$(0.14)	$(0.12)	$0.27	$(0.18)
Diluted	$(0.14)	$(0.12)	$0.26	$(0.18)
Earnings per share from discontinued operations
Basic	$0.13	$0.13	$0.11	$0.24
Diluted	$0.13	$0.13	$0.11	$0.24
Earnings per share net income
Basic	$0.00	$0.01	$0.38	$0.06
Diluted	$0.00	$0.01	$0.37	$0.06
(1) Net income in the fourth quarter of fiscal year 2019 was driven by the gain on the sale of the Fluid Management business.
(2) Included within net income during the third quarter of fiscal year 2018 is a $9.3 million discrete tax benefit as a result of the Tax Reform Act and the revaluation of the Company's deferred tax assets, liabilities and valuation allowance to reflect the lower U.S. federal statutory rate (Note 11).
The data in the schedules above has been intentionally rounded to the nearest thousand and therefore the quarterly     amounts may not sum to the full year amounts.
On May 31, 2019, the Company completed the sale of the Fluid Management business and all of the assets used primarily in connection with the Fluid Management business (Note 3). The Company has adjusted the consolidated financial statements to reflect the Fluid Management business as a discontinued operation for the current year and all prior periods presented.  The quarterly information for fiscal year 2019 and prior years reflect the Fluid Management business as a discontinued operation.

22. SUBSEQUENT EVENTS

On June 3, 2019 and in connection with the completion of the Fluid Management divestiture, the Company repaid all amounts outstanding under its existing Credit Agreement and entered into a new Credit Agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A. and KeyBank National Association, as co-syndication agents.
The new Credit Agreement provides for a $125.0 million secured revolving credit facility, which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $75.0 million.  The proceeds may be used to refinance certain existing indebtedness of the Company and its subsidiaries, to finance the working capital needs, and for general corporate purposes (including permitted acquisitions), of the Company and its subsidiaries. The new facility has a five year maturity. Interest on the facility will be based, at the Company’s option, on a base rate of LIBOR plus an applicable margin tied to the Company’s total leverage ratio and having ranges between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. After default, the interest rate may be increased by 2.0%. The facility will also carry a commitment fee of 0.20% to 0.25% per annum on the unused portion.
The new Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires the Company to maintain, as of the end of each of its fiscal quarters commencing with the fiscal quarter ended May 31, 2019, a fixed charge coverage ratio of not less than 1.25 to 1.00. The other financial covenant requires the Company to maintain, as of the end of each of its fiscal quarters commencing with the fiscal quarter ended May 31, 2019, a total leverage ratio of not greater than 3.00 to 1.00 (which, during certain periods following material acquisitions, shall be increased to 3.50 to 1.00).

AngioDynamics, Inc. and Subsidiaries

	SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
	(in thousands)
Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions - Charged to costs and expenses	Deductions	Balance at End of Period
Year Ended May 31, 2017
Allowance for deferred tax asset	$42,209	$6,139	$—	$48,348
Allowance for sales returns and doubtful accounts	$4,372	$(291)	$(1,136)	$2,945
Year Ended May 31, 2018
Allowance for deferred tax asset	$48,348	$—	$(21,741)	$26,607
Allowance for sales returns and doubtful accounts	$2,945	$608	$(1,087)	$2,466
Year Ended May 31, 2019
Allowance for deferred tax asset	$26,607	$—	$(14,919)	$11,688
Allowance for sales returns and doubtful accounts	$2,466	$393	$(953)	$1,906

EXHIBITS

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
2.2	Stock Purchase Agreement, dated as of October 8, 2012, by and among AngioDynamics, Inc., Vortex Medical, Inc. (“Vortex”), the stockholders of Vortex set forth on the signature pages thereto, the option holders of Vortex set forth on the signature pages thereto and CHTP Management Services, Inc., as sellers’ representative.	8-K	2.1	October 12, 2012
2.3	Asset Purchase Agreement dated as of April 17, 2019 by and between AngioDynamics, Inc. and Medline Industries Inc.	8-K	2.1	April 18, 2019
3.1.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	October 7, 2005
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AngioDynamics, Inc.	10-K	3.1.2	August 10, 2015
3.2	Second Amended and Restated By-Laws, effective October 16, 2015.	8-K	10.1	October 21, 2015
10.1	Credit Agreement, dated as of November 7, 2016, by and among AngioDynamics, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents, and JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint bookrunners and joint lead arrangers.	8-K	10.1	November 10, 2016
10.1.1	Amendment One to the Credit Agreement dated May 24, 2018.	10-K	10.1.1	July 23, 2018
10.1.2	Credit Agreement, dated as of June 3, 2019, by and among AngioDynamics, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents.	8-K	10.1	June 6, 2019
10.1.3	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (as amended).	DEF 14A		August 30, 2018
10.1.5	AngioDynamics 2016 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1	October 5, 2016
10.1.6	AngioDynamics 2017 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1	September 29, 2017
10.1.7	AngioDynamics 2018 Total Shareholder Return Performance Unit Agreement Program.	10-K	10.1.7	July 23, 2018
10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (as amended).	DEF 14A		August 30, 2018
10.3	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-Q	10.1	October 12, 2004
10.3.1	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-K	10.3.1	July 23, 2018
10.4.3	Form of 2016 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-Q	10.2	October 5, 2016
10.4.4	Form of 2017 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-Q	10.2	September 29, 2017
10.4.5	Form of 2018 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-K	10.4.5	July 23, 2018
10.5	Form of Restricted Stock Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	8-K	10.3	May 12, 2005
10.6	Rita Medical Systems, Inc. 1994 Incentive Stock Plan.	S-1	10.2	May 3, 2000

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
10.7	Horizon Medical Products, Inc. 1998 Stock Incentive Plan.	S-1	10.11	February 13, 1998
10.8	Rita Medical Systems, Inc. 2000 Stock Plan.	S-1/A	10.3	June 14, 2000
10.9	Rita Medical Systems, Inc. 2000 Directors’ Stock Plan, as amended on June 8, 2005.	S-8	99.2	July 8, 2005
10.10	Rita Medical Systems, Inc. 2005 Stock and Incentive Plan.	S-8	99.1	July 8, 2005
10.11	Form of Indemnification Agreement of AngioDynamics, Inc.	8-K	10.1	May 12, 2006
10.11.1	Employment Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.1	April 6, 2016
10.11.2	Employment letter, dated August 18, 2016, between AngioDynamics, Inc. and Michael C. Greiner.	8-K	10.1	July 25, 2016
10.12	Change in Control Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.2	April 6, 2016
10.12.1	Form of Severance Agreement of AngioDynamics, Inc.	8-K	10.1	October 31, 2007
10.13	Form of Change in Control Agreement.	10-K/A	10.13	January 12, 2015
10.13.1	Change in Control Agreement, dated August 18, 2016, between AngioDynamics, Inc. and Michael C. Greiner.	10-Q	10.3	October 5, 2016
10.14	Performance Share Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.3	April 6, 2016
10.15	AngioDynamics, Inc. Total Shareholder Return Performance Share Award Program - Performance Period Ending July 2019.	8-K	10.4	April 6, 2016
10.16	Stock Option Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.5	April 6, 2016
10.17	Restricted Stock Unit Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.6	April 6, 2016
10.18	Separation Agreement and General Release, dated April 22, 2016, between AngioDynamics, Inc. and Joseph M. DeVivo.	8-K	10.1	April 27, 2016
14	Code of Ethics.	8-K	14	May 21, 2006
21	Subsidiaries
23	Consent of Deloitte & Touche LLP, an independent registered public accounting firm.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Documents
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Documents
101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.
Date:	July 25, 2019	By:	/S/ HOWARD W. DONNELLY
Howard W. Donnelly, Chairman of the Board, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 25, 2019	/S/ HOWARD W. DONNELLY
Howard W. Donnelly,
Chairman of the Board, Director

Date:	July 25, 2019	/S/ JAMES C. CLEMMER
James C. Clemmer,
President, Chief Executive Officer (Principal Executive Officer)

Date:	July 25, 2019	/S/ MICHAEL C. GREINER
Michael C. Greiner
Executive Vice President, Chief Financial Officer, (Principal Financial and Accounting Officer)

Date:	July 25, 2019	/S/ WESLEY E. JOHNSON, JR.
Wesley E. Johnson, Jr.,
Director

Date:	July 25, 2019	/S/ JEFFREY G. GOLD
Jeffrey G. Gold,
Director

Date:	July 25, 2019	/S/ DENNIS S. METENY
Dennis S. Meteny,
Director

Date:	July 25, 2019	/S/ KEVIN J. GOULD
Kevin J. Gould,
Director

Date:	July 25, 2019	/S/ JAN S. REED
Jan S. Reed,
Director

Date:	July 25, 2019	/S/ EILEEN O. AUEN
Eileen O. Auen,
Director

Date:	July 25, 2019
Karen A. Licitra,
Director