Form 10-Q
period 2019-08-31
ANGIODYNAMICS INC
filed 2019-10-04
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 0-50761

AngioDynamics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3146460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Plaza Drive, Latham, New York 12110
(Address of principal executive offices and zip code)
(518) 795-1400
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $.01	ANGO	NASDAQ Global Select Market
Preferred Stock Purchase Rights		NASDAQ Global Select Market

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 2, 2019
Common Stock, par value $.01	37,619,875

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended
	Aug 31, 2019	Aug 31, 2018
Net sales	$66,042	$63,943
Cost of sales (exclusive of intangible amortization)	27,825	27,990
Gross profit	38,217	35,953
Operating expenses:
Research and development	6,292	7,374
Sales and marketing	19,380	18,405
General and administrative	8,453	8,435
Amortization of intangibles	3,868	3,434
Change in fair value of contingent consideration	(448)	12
Acquisition, restructuring and other items, net	1,500	4,422
Total operating expenses	39,045	42,082
Operating loss	(828)	(6,129)
Other (expenses) income:
Interest expense, net	(465)	(917)
Other income (expense), net	(98)	114
Total other expenses, net	(563)	(803)
Loss from continuing operations before income tax benefit	(1,391)	(6,932)
Income tax benefit	(116)	(1,228)
Net loss from continuing operations	(1,275)	(5,704)
Income from discontinued operations, net of income tax	—	5,235
Net loss	$(1,275)	$(469)
Loss per share - continuing operations
Basic	$(0.03)	$(0.15)
Diluted	$(0.03)	$(0.15)
Income per share - discontinued operations
Basic	$0.00	$0.14
Diluted	$0.00	$0.14
Loss per share
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)
Weighted average shares outstanding
Basic	37,783	37,323
Diluted	37,783	37,323
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2019	Aug 31, 2018
Net loss	$(1,275)	$(469)
Other comprehensive loss, before tax:
Unrealized gain on marketable securities	—	33
Foreign currency translation	(151)	(125)
Other comprehensive loss, before tax	(151)	(92)
Income tax expense related to items of other comprehensive income	—	—
Other comprehensive loss, net of tax	(151)	(92)
Total comprehensive loss, net of tax	$(1,426)	$(561)
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Aug 31, 2019	May 31, 2019
Assets
Current assets
Cash and cash equivalents	$83,649	$227,641
Accounts receivable, net of allowances of $1,434 and $1,906 respectively	32,540	43,577
Inventories	45,229	40,071
Prepaid expenses and other	4,939	4,003
Total current assets	166,357	315,292
Property, plant and equipment, net	25,334	24,258
Other assets	9,352	3,835
Intangible assets, net	141,655	145,387
Goodwill	347,666	347,666
Total assets	$690,364	$836,438
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$16,870	$22,829
Accrued liabilities	22,693	38,338
Current portion of long-term debt	—	7,500
Current portion of contingent consideration	878	4,635
Other current liabilities	6,731	—
Total current liabilities	47,172	73,302
Long-term debt, net of current portion	—	124,407
Contingent consideration, net of current portion	10,952	8,851
Deferred income taxes	14,367	14,542
Other long-term liabilities	3,800	521
Total liabilities	76,291	221,623
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 75,000,000 shares authorized; 38,359,875 and 37,984,382 shares issued and 37,989,875 and 37,614,382 shares outstanding at August 31, 2019 and May 31, 2019, respectively	373	372
Additional paid-in capital	555,723	555,040
Retained earnings	65,194	66,469
Treasury stock, 370,000 shares at August 31, 2019 and May 31, 2019, respectively	(5,714)	(5,714)
Accumulated other comprehensive loss	(1,503)	(1,352)
Total Stockholders’ Equity	614,073	614,815
Total Liabilities and Stockholders' Equity	$690,364	$836,438
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2019	Aug 31, 2018
Cash flows from operating activities:
Net loss	$(1,275)	$(469)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,207	5,599
Stock based compensation	1,984	2,150
Change in fair value of contingent consideration	(448)	12
Deferred income taxes	(175)	(10)
Change in accounts receivable allowances	(453)	(228)
Fixed and intangible asset impairments and disposals	99	—
Write-off of other assets	593	—
Other	(8)	25
Changes in operating assets and liabilities:
Accounts receivable	11,474	(562)
Inventories	(5,153)	(761)
Prepaid expenses and other	(746)	(1,200)
Accounts payable, accrued and other liabilities	(17,633)	(13,429)
Net cash used in operating activities	(6,534)	(8,873)
Cash flows from investing activities:
Additions to property, plant and equipment	(1,391)	(682)
Acquisition of intangibles	(150)	—
Cash paid for acquisitions	—	(37,000)
Net cash used in investing activities	(1,541)	(37,682)
Cash flows from financing activities:
Repayment of long-term debt	(132,500)	(1,250)
Deferred financing costs on long-term debt	(741)	—
Payment of acquisition related contingent consideration	(1,208)	(2,100)
Proceeds (outlays) from exercise of stock options and employee stock purchase plan	(1,300)	705
Net cash used in financing activities	(135,749)	(2,645)
Effect of exchange rate changes on cash and cash equivalents	(168)	(134)
Decrease in cash and cash equivalents	(143,992)	(49,334)
Cash and cash equivalents at beginning of period	227,641	74,096
Cash and cash equivalents at end of period	$83,649	$24,762

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$477	$38
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2019	37,984,382	$372	$555,040	$66,469	$(1,352)	(370,000)	$(5,714)	$614,815
Net loss				(1,275)				(1,275)
Exercise of stock options	48,136	1	530					531
Issuance/Cancellation of restricted stock units	287,087		(2,459)					(2,459)
Purchases of common stock under ESPP	40,270		628					628
Stock-based compensation			1,984					1,984
Other comprehensive loss, net of tax					(151)			(151)
Balance at August 31, 2019	38,359,875	$373	$555,723	$65,194	$(1,503)	(370,000)	$(5,714)	$614,073

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - continued
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

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Balance Sheet as of August 31, 2019, the Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Cash Flows, and the Consolidated Statements of Stockholders’ Equity for the three months ended August 31, 2019 and 2018, have been prepared by us and are unaudited. The Consolidated Balance Sheet as of May 31, 2019 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended August 31, 2019 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three months ended August 31, 2019 and 2018 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.
On May 31, 2019, the Company completed the sale of the Fluid Management business and all of the assets used primarily in connection with the Fluid Management business (Note 3). As the disposal of this business represents a strategic shift with a major effect on the Company's operations, for all periods presented in our Consolidated Statements of Operations and Comprehensive Loss, all sales, costs, expenses, gains and income taxes attributable to Fluid Management have been reported under the captions, “Income from Discontinued Operations, Net of Income Tax.”  Cash flows used in or provided by Fluid Management have been reported in the Consolidated Statements of Cash Flows under operating and investing activities.
2. ACQUISITIONS

RadiaDyne Acquisition

On September 21, 2018, the Company acquired RadiaDyne, a privately held medical diagnostic and device company that designs and develops patient dose monitoring technology to improve cancer treatment outcomes. The aggregate purchase price of $75.0 million included an upfront payment of $47.9 million, contingent consideration with an estimated fair value of $22.3 million, an indemnification holdback of $4.6 million and a purchase price holdback of $0.2 million. The fair value of $22.3 million in contingent consideration is comprised of $16.5 million for the revenue milestones and $5.8 million for the technical milestones. The $4.6 million indemnification holdback is recorded in accrued liabilities at August 31, 2019 and the $0.2 million purchase price holdback was initially recorded in accrued liabilities, and was paid during the third quarter of fiscal year 2019.
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
The Company has not disclosed the amount of revenue and earnings for sales of RadiaDyne products since acquisition, nor proforma information, because these amounts are not significant to the Company's financial statements. Acquisition-related costs associated with the RadiaDyne acquisition, which are included in "acquisition, restructuring and other expenses, net" in the accompanying Consolidated Statements of Operations, were approximately $1.6 million in fiscal year 2019. The following table summarizes the preliminary and final aggregate purchase price allocated to the net assets acquired:

(in thousands)	Final allocation
Accounts receivable	$900
Inventory	732
Prepaid and other current assets	98
Property, plant and equipment	133
Intangible assets:
RadiaDyne trademark	400
OARtrac trademark	200
RadiaDyne legacy product technology	1,500
OARtrac product technology	18,900
RadiaDyne customer relationships	4,600
Goodwill	47,982
Total assets acquired	$75,445
Liabilities assumed
Accounts payable	$352
Accrued expenses	106
Total liabilities assumed	$458
Net assets acquired	$74,987

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
The Company has not disclosed the amount of revenue and earnings for sales of BioSentry products since acquisition, nor proforma information, because these amounts are not significant to the Company's financial statements. Acquisition-related costs associated with the BioSentry acquisition, which are included in "acquisition, restructuring and other expenses, net" in the accompanying Consolidated Statements of Operations, were approximately $1.0 million in fiscal year 2019. The following table summarizes the preliminary and revised final purchase price allocated to the net assets acquired:

(in thousands)	Final allocation
Inventory	$50
Property, plant and equipment	10
Intangible assets:
BioSentry trademark	2,500
BioSentry product technology	20,900
Customer relationships	2,600
Goodwill	13,740
Net assets acquired	$39,800

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
3. DIVESTITURES

Fluid Management
On May 31, 2019, the Company completed the sale of the NAMIC Fluid Management business (the “Divestiture”) and all of the assets used primarily in connection with the Fluid Management business to Medline Industries, Inc. (“Medline”) pursuant to an asset purchase agreement dated April 17, 2019 (the “Asset Purchase Agreement”). Total consideration received by the Company for the Divestiture in the fourth quarter of fiscal year 2019 was $169.2 million in cash and resulted in a gain of $46.6 million after working capital adjustments of $0.6 million. The gain was recorded in discontinued operations. On June 3, 2019, a portion of the net proceeds were used to retire the outstanding balance on the Term Loan and Revolving Facility and the remaining net proceeds will continue to be invested in the business.
Pursuant to a transition services agreement entered into and effective on the closing of the transaction, the Company will supply certain services to Medline. Medline will receive certain legal, human resource, tax, accounting and information technology services from the Company for a period generally not to exceed 24 months.
As a result of the Divestiture, the results of operations from the Fluid Management business are reported in the accompanying Consolidated Statements of Operations as “Income from discontinued operations, net of income tax” for the three months ended August 31, 2018. The following table summarizes the financial results of our discontinued operations:

Three Months Ended
(in thousands)	Aug 31, 2018
Net sales	$21,397
Cost of sales (exclusive of amortization)	12,882
Gross profit	8,515
Operating expenses
Research and development	288
Sales and marketing	1,028
General and administrative	62
Amortization of intangibles	682
Total operating expenses	2,060
Operating income	6,455

Income from discontinued operations before income taxes	6,455
Income tax expense	1,220
Income from discontinued operations	$5,235

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
Total operating and investing cash flows of discontinued operations for the three months ended August 31, 2018 is comprised of the following, which excludes the effect of income taxes:

Three Months Ended
(in thousands)	Aug 31, 2018
Net cash provided by operating activities	$524
Net cash provided by investing activities	224

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

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
Disaggregation of Revenue
The following tables summarize net product revenue by Global Business Unit ("GBU") and geography for the three months ended August 31, 2019 and 2018:

	Three months ended August 31, 2019
(in thousands)	United States	International	Total
Net sales
Vascular Interventions & Therapies	$25,676	$3,237	$28,913
Vascular Access	19,284	3,875	23,159
Oncology	7,977	5,993	13,970
Total	$52,937	$13,105	$66,042

	Three months ended August 31, 2018
(in thousands)	United States	International	Total
Net sales
Vascular Interventions & Therapies	$25,851	$2,747	$28,598
Vascular Access	20,447	3,343	23,790
Oncology	5,198	6,357	11,555
Total	$51,496	$12,447	$63,943
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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the three months ended August 31, 2019, such product returns were not material.
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Aug 31, 2019	May 31, 2019
Receivables	$32,540	$43,577
Contract assets	$—	$—
Contract liabilities	$607	$681

During the three months ended August 31, 2019, the Company recognized $0.2 million in revenue that was included in contract liabilities as of the beginning of the period. This was offset by additions to contract liabilities of $0.1 million.
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

5. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Aug 31, 2019	May 31, 2019
Raw materials	$17,443	$16,045
Work in process	8,539	6,786
Finished goods	19,247	17,240
Inventories	$45,229	$40,071

The Company periodically reviews for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at August 31, 2019 and May 31, 2019 was $4.1 million and $4.2 million, respectively. Of the $4.1 million reserve as of August 31, 2019 and the $4.2 million reserve as of May 31, 2019, $0.4 million relates to the inventory reserve for Acculis inventory as a result of the recall announced in the fourth quarter of fiscal year 2017 and $0.7 million relates to a specific reserve related to the termination of an agreement with a Japanese distributor in the second quarter of fiscal year 2018.

6. GOODWILL AND INTANGIBLE ASSETS

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

Even though the Company determined that there was no goodwill impairment as of December 31, 2018, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2019. There were no adjustments to goodwill for the three months ended August 31, 2019.
Intangible assets consisted of the following:

	Aug 31, 2019
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$182,968	$(77,967)	$105,001
Customer relationships	60,147	(26,995)	33,152
Trademarks	9,300	(6,470)	2,830
Licenses	5,887	(5,215)	672
	$258,302	$(116,647)	$141,655

	May 31, 2019
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$182,971	$(75,412)	$107,559
Customer relationships	60,166	(25,950)	34,216
Trademarks	9,300	(6,404)	2,896
Licenses	5,752	(5,036)	716
	$258,189	$(112,802)	$145,387

Amortization expense for the three months ended August 31, 2019 and 2018 was $3.9 million and $3.4 million, respectively.
Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2020	$11,308
2021	14,022
2022	13,406
2023	13,369
2024	11,813
2025 and thereafter	77,737
$141,655

7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Aug 31, 2019	May 31, 2019
Payroll and related expenses	$5,970	$14,987
Royalties	1,439	2,088
Accrued severance	616	504
Sales and franchise taxes	3,417	807
Outside services	1,781	3,514
Litigation matters	—	2,700
Indemnification holdback	4,866	4,807
Other	4,604	8,931
	$22,693	$38,338

8. LONG TERM DEBT

On June 3, 2019 and in connection with the completion of the Fluid Management divestiture, the Company repaid all amounts outstanding under its existing Credit Agreement and entered into a new Credit Agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A. and KeyBank National Association, as co-syndication agents.
The Credit Agreement provides for a $125.0 million secured revolving credit facility (the “Revolving Facility”), which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $75.0 million.  The proceeds may be used to refinance certain existing indebtedness of the Company and its subsidiaries, to finance the working capital needs, and for general corporate purposes (including permitted acquisitions), of the Company and its subsidiaries.
The Credit Agreement has a five year maturity. Interest on the facility will be based, at the Company’s option, on a base rate of LIBOR plus an applicable margin tied to the Company’s total leverage ratio and having ranges between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. After default, the interest rate may be increased by 2.0%. The facility will also carry a commitment fee of 0.20% to 0.25% per annum on the unused portion.
The Company's obligations under the Revolving Facility are unconditionally guaranteed, jointly and severally, by the Company's material direct and indirect domestic subsidiaries (the “Guarantors”). All obligations of the Company and the Guarantors under the Revolving Facility are secured by first priority security interests in substantially all of the assets of the Company and the Guarantors.

The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two quarterly financial covenants as follows:

•
maximum leverage ratio of consolidated total indebtedness* to consolidated EBITDA* of not greater than 3.00 to 1.00 (during certain periods following material acquisitions the ratio shall be increased to 3.50 to 1.00).

•
fixed charge coverage ratio of consolidated EBITDA minus consolidated capital expenditures to consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.25 to 1.00.

* The definitions of consolidated total indebtedness and consolidated EBITDA are maintained in the credit agreement included as an exhibit to Form 8-k filed on June 6, 2019.
The Company was in compliance with the Credit Agreement covenants as of August 31, 2019.
As of August 31, 2019, there was no outstanding balance on the Revolving Facility. As of May 31, 2019 the carrying value of long-term debt approximates its fair market value.

9. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 8.3% in the first quarter of fiscal 2020, as compared to 17.8% for the same period in fiscal 2019. In fiscal 2020, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible stock based compensation).

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity. Evidence that the Company considered included its history of net operating losses, which resulted in the Company recording a full valuation allowance for its deferred tax assets in fiscal 2016, except the naked credit deferred tax liability.

Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of August 31, 2019. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

10. SHARE-BASED COMPENSATION

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

For the three months ended August 31, 2019 and 2018, share-based compensation expense was $1.9 million and $2.2 million, respectively.

During the three months ended August 31, 2019 and 2018, the Company granted stock options and restricted stock units under the 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of the Company's shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.

As of August 31, 2019, there was $16.6 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The Company has sufficient shares to satisfy expected share-based payment arrangements.

11. EARNINGS PER SHARE
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

The following table reconciles basic to diluted weighted-average shares outstanding for the three months ended August 31, 2019 and 2018 (in thousands):

	Three Months Ended
(in thousands)	Aug 31, 2019	Aug 31, 2018
Basic	37,783	37,323
Effect of dilutive securities	—	—
Diluted	37,783	37,323

Securities excluded as their inclusion would be anti-dilutive	2,503	2,309

12. SEGMENT AND GEOGRAPHIC INFORMATION

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
The table below summarizes net sales by Global Business Unit:

	Three Months Ended
(in thousands)	Aug 31, 2019	Aug 31, 2018
Net sales
Vascular Interventions & Therapies	$28,913	$28,598
Vascular Access	23,159	23,790
Oncology	13,970	11,555
Total	$66,042	$63,943

The table below presents net sales by geographic area based on external customer location:

	Three Months Ended
(in thousands)	Aug 31, 2019	Aug 31, 2018
Net sales
United States	$52,937	$51,496
International	13,105	12,447
Total	$66,042	$63,943

13. FAIR VALUE

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

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and contingent consideration. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to the immediate or short-term maturities. The Company's recurring fair value measurements using significant unobservable inputs (Level 3) relate to contingent consideration liabilities.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2019 and May 31, 2019:

	Fair Value Measurements using inputs considered as:			Fair Value at August 31, 2019
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$11,830	$11,830
Total Financial Liabilities	$—	$—	$11,830	$11,830

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2019
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$13,486	$13,486
Total Financial Liabilities	$—	$—	$13,486	$13,486

There were no transfers between Level 1, 2 and 3 for the three months ended August 31, 2019.

The table below presents the changes in fair value components of Level 3 instruments in the three months ended August 31, 2019:

Three Months Ended August 31, 2019
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2019	$13,486
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration (1)	(448)
Contingent consideration payments	(1,208)
Balance, August 31, 2019	$11,830

(1) Change in the fair value of contingent consideration is included in earnings and comprised of changes in estimated earn out payments based on projections of Company performance and amortization of the present value discount.
Contingent Consideration for Acquisition Earn Outs
Some of the Company's business combinations involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones or various other performance conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or product development targets. Contingent consideration is recorded at the estimated fair value of the contingent payments on the acquisition date. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within change in fair value of contingent consideration in the Consolidated Statements of Operations.

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

The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of August 31, 2019:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$8,533	Discounted cash flow	Discount rate	4% - 5%
			Probability of payment	66% - 100%
			Projected fiscal year of payment	2023
Technical milestones	$3,297	Estimated probability	Estimated probability	90%
			Projected year of payment	2020 - 2022
Total	$11,830

At August 31, 2019, the range of estimated potential undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is $14.0 million to $34.0 million. The milestones, including revenue projections and technical milestones, associated with the contingent consideration must be reached in future periods ranging from fiscal years 2020 to 2023 in order for the associated consideration to be paid.

14. LEASES

Adoption of ASU No. 2016-02, Leases (Topic 842)
On June 1, 2019, the Company adopted ASU No. 2016-02 using the modified retrospective approach. This ASU increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Comparative periods prior to adoption have not been retrospectively adjusted.

The Company elected the three practical expedients that permit an entity to a) not reassess whether expired or existing contracts contain leases, b) not reassess lease classification for existing or expired leases, and c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard. Further, the Company has elected to not recognize leases with terms of 12 months or less on the balance sheet, and elected to account for lease and non-lease components as a single component for certain classes of assets.

The adoption of this standard resulted in the recording of an additional lease asset and lease liability of approximately $5.6 million. The standard did not have a material impact on the Company's Consolidated Statement of Operations, Stockholders Equity or Cash Flows.

Leases
The Company determines if an arrangement is a lease at inception of the contract. The Company has operating leases for buildings, primarily for office space, R&D, manufacturing and warehousing.

Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Many of the lease agreements contain renewal or termination clauses that are factored into the determination of the lease term if it is reasonably certain that these options would be exercised. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table presents supplemental balance sheet information related to our leases:

(in thousands)	Balance Sheet Location	Aug 31, 2019
Assets
Operating lease ROU asset	Other assets	$5,104
Liabilities
Current operating lease liabilities	Other current liabilities	1,606
Non-current operating lease liabilities	Other long-term liabilities	3,489
Total lease liabilities		$5,095

The interest rate implicit in lease agreements is typically not readily determinable, and as such the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is defined as the interest the Company would pay to borrow on a collateralized basis, considering factors such as length of lease term. The following table presents the weighted average remaining lease term and discount rate:

Aug 31, 2019
Weighted average remaining term (in years)	3.7
Weighted average discount rate	4.3%

The following table presents the maturities of the lease liabilities:

(in thousands)	Aug 31, 2019
Remainder of 2020	$1,142
2021	1,251
2022	1,118
2023	1,138
2024	576
2025 and thereafter	—
Total lease payments	$5,225
Less: Imputed Interest	130
Total lease obligations	$5,095
Less: Current portion of lease obligations	1,606
Long-term lease obligations	$3,489

The Company recognized $0.7 million of operating lease expense during the three months ended August 31, 2019, which includes immaterial short-term leases. Within the accompanying Consolidated Statements of Operations, $0.3 million is classified in cost of sales and $0.4 million is classified as general and administrative.

In addition to the total lease obligations presented in the table above, we have a 7-year building operating lease with undiscounted payment obligations of $6.5 million and a 2-year building operating lease with undiscounted payment obligations of $0.4 million that are expected to commence during fiscal year 2020.

Future annual payments under non-cancelable operating leases in the aggregate at May 31, 2019, are summarized as follows:

(in thousands)	May 31, 2019
2020	$2,920
2021	2,338
2022	2,133
2023	2,131
2024 and thereafter	3,227
Total lease payments	$12,749

The following table presents supplemental cash flow and other information related to our leases:

Three Months Ended August 31, 2019
(in thousands)	Aug 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$563
ROU assets obtained in exchange for lease liabilities
Operating leases	—

15. COMMITMENTS AND CONTINGENCIES

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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard’s complaint sought unspecified damages and other relief. The Company filed petitions for reexamination in the US Patent and Trademark Office ("USPTO") seeking to invalidate all three patents asserted by Bard in the litigation. The Company's petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the USPTO Board of Appeals and Interferences for all three reexaminations which were decided as follows: In one (issued on March 11, 2016 for US Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947,022) the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard sought Rehearing in all three appeals and the Company sought Rehearing in the ‘302 and ‘615 appeals. The PTO denied all three Rehearing Requests, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.

Bard filed appeals to the Federal Circuit Court of Appeals in all three reexams and the Company filed Cross-Appeals for the ‘302 and the ‘615 reexams and completed briefing.  Medcomp also filed an Amicus Brief in support of the Company on November 22, 2017.  An oral hearing was held on September 5, 2018 and the Court rendered its decision on September 28, 2018, affirming that claims 1-5 and 10 of the ‘615 patent were invalid, but that claims 6-7 of the 615 patent and 1-4 of the 302 patent were valid over the prior art references considered in the Reexamination proceedings.  The Federal Circuit also reversed the PTAB’s claim construction ruling and remanded for consideration of obviousness for the remaining claims under the new claim construction ruling and for further findings with respect to whether one of the asserted references qualified as a printed publication.  On January 28, 2019, on remand, the USPTO reversed the rejections of the ‘302 claims 1-10, ‘022 claims 1-20 and ‘615 claims 6-9.  The USPTO has since issued Inter Partes Reexamination Certificates for the ‘302 Patent (confirming validity of claims 1-10) on June 10, 2019, and for the ‘022 patent (confirming validity of claims 1-20) on July 2, 2019, and for the ‘615 patent on August 26, 2019.   The Company has since filed a Motion to Unstay the Utah Case; that motion is fully briefed and awaiting decision by the Utah Court. Meanwhile, on July 12, 2017, Bard assigned the asserted patents to Bard Peripheral Vascular, Inc. (“BPV”) which was added as Co-Appellant before the Federal Circuit and as a co-Plaintiff in the Utah action.  The Company believes these claims are without merit and intends to defend them vigorously.  The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, Bard and BPV filed suit in the United States District Court for the District of Delaware (the “Delaware Action") claiming certain of the Company's implantable port products infringe on three other U.S. patents held by Bard, which are different from those asserted in the Utah action. Bard's complaint seeks unspecified damages and other relief. On June 1, 2015, the Company filed two motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court.

On January 12, 2016, the Court issued a decision denying both motions. A Markman hearing was held on March 10, 2017 and the Court issued its Claim Construction Order on May 19, 2017. On May 19, 2017, Bard served its Final Infringement Contentions and on June 2, 2017, the Company served its Final Invalidity Contentions.

On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018 and completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial until March 2019. On January 9, 2019 the Court held a further claim construction hearing to resolve two outstanding claim construction issues prior to trial. A Report and Recommendation was issued on February 11, 2019 and entered by the Court on February 28, 2019. Jury selection was held on Friday March 1, 2019 and trial began on March 4, 2019.  On day four of the jury trial, at the close of C.R. Bard’s case (Plaintiff), Judge Bataillon granted judgment as a matter of law under rule 50(a) in favor of AngioDynamics, dismissing Bard’s suit.  On April 5, 2019, Bard filed a precautionary Notice of Appeal to the Federal Circuit. On April 26, 2019, the District Court issued a Memorandum and Order confirming the grant of judgment in the Company’s favor of patent ineligibility, non-infringement, patent invalidity and no willful infringement. Meanwhile, on May 10, 2019, the Company filed a Motion for Attorney fees and non-taxable expenses under 35 USC Sec. 285. On May 21, 2019, the Court issued a Memorandum and Order which, inter alia, stayed proceedings on the Company’s fee Motion and the Company’s equitable claims pending appeal; and entered Final Judgment on May 21, 2019 as well. Bard filed a second Notice of Appeal on May 23, 2019. Both appeals have since been consolidated and Bard’s opening brief was served on September 27, 2019 and the Company's answering brief is currently due on November 6, 2019. We maintain our belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

AngioDynamics, Inc. v. C.R. Bard, Inc.

On May 30, 2017, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”).  In this action, the Company alleges that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs.  The Company alleges that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs.  The Company seeks both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017. On August 6, 2018 the court denied Bard’s motion in its entirety.  The parties are currently engaged in discovery, which is set to close in February 2020.
Merz North America Settlement

On May 16, 2019, Merz North America, Inc. (“Merz”) commenced an action in the United States District Court for the Southern District of New York entitled Merz North America, Inc. v. AngioDynamics, Inc.  In this action, Merz alleged breach of contract against AngioDynamics based on a March 1, 2016 Distribution Agreement.  On June 28, 2019, AngioDynamics reached a settlement with Merz. AngioDynamics made a lump-sum payment of $2.5 million to Merz in return for dismissal of the case with prejudice during the first quarter.  Merz filed a stipulation of dismissal with the Court on July 23, 2019.

16. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET

Acquisition, Restructuring and Other Items
For the three months ended August 31, 2019 and 2018 acquisition, restructuring and other items, net consisted of:

	Three months ended
(in thousands)	Aug 31, 2019	Aug 31, 2018
Legal (1)	$669	$2,880
Mergers and acquisitions (2)	246	1,318
Transition service agreement (3)	(737)	—
Divestiture (4)	758	—
Restructuring	26	130
Other	538	94
Total	$1,500	$4,422

(1) Legal expenses related to litigation that is outside the normal course of business.
(2) Mergers and acquisitions expenses related to investment banking, legal and due diligence.
(3) Transition services agreement that was entered into as a result of the sale of the Fluid Management business.
(4) Divestiture expenses incurred to transition manufacturing from Glens Falls, NY to Queensbury, NY.

Included in the $0.7 million in legal for the three months ended August 31, 2019 is a $0.4 million settlement received for the Biolitec bankruptcy litigation. The settlement received offsets legal expenses paid related to the settlement proceedings.

Restructuring

The Company evaluates its performance and looks for opportunities to improve the overall operations of the Company on an ongoing basis. As a result of this evaluation, certain restructuring initiatives are taken to enhance the Company’s overall operations.
Operational Consolidation
On February 1, 2017, the Company announced to employees an operational consolidation plan (the “plan”) to consolidate its manufacturing facilities in Manchester, GA and Denmead, UK into the Glens Falls and Queensbury, NY facilities. This plan will streamline and optimize the manufacturing functions into one centralized location increasing the utilization of the Glens Falls and Queensbury facilities, optimizing inventory and reducing cost of goods sold through savings in overhead expenses and direct labor. The restructuring activities associated with the plan were completed in the fourth quarter of fiscal year 2018 with immaterial regulatory filing costs to be incurred.
The Company recorded restructuring charges related to the plan during the three months ended August 31, 2019 and 2018 of less than $0.1 million and $0.1 million, respectively. Total restructuring charges recorded to date are $6.3 million. The Company’s remaining restructuring liability is comprised of regulatory expenses which are expected to be paid in the next twelve months and are included in "accrued liabilities" on the Consolidated Balance Sheet.
17. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in each component of accumulated other comprehensive loss, net of tax, are as follows for the three months ended August 31, 2019:

Three months ended August 31, 2019
(in thousands)	Foreign currency translation loss
Balance at May 31, 2019	$(1,352)
Other comprehensive loss before reclassifications, net of tax	(151)
Amounts reclassified from accumulated other comprehensive loss	—
Net other comprehensive loss	$(151)
Balance at August 31, 2019	$(1,503)

18. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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
		June 1, 2019	Refer to Note 14, Leases, for the required disclosures related to adopting this standard.

Recently Issued Accounting Pronouncements - Not Yet Applicable or Adopted
Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU 2018-13, Fair Value Measurement (Topic 820)
This ASU removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes.
		June 1, 2020	The Company is currently assessing the impact of this standard on the consolidated financial statements.
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU replaces the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates.
		June 1, 2020	The Company is currently assessing the impact of this standard on the consolidated financial statements.

19. SUBSEQUENT EVENTS

On October 2, 2019, the Company acquired Eximo Medical, Ltd., a pre-commercial stage medical device company and its proprietary 355nm B Laser Atherectomy technology, for an aggregate purchase price of $45.8 million with up to $20.0 million of potential future contingent consideration related to technical and revenue milestones. This acquisition expands and complements the Company’s Vascular Interventions and Therapies product portfolio by adding the 355nm B Laser Atherectomy technology which treats Peripheral Artery Disease.

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

EXECUTIVE OVERVIEW

Company and Market

We design, manufacture and sell a wide range of medical, surgical and diagnostic devices used by professional healthcare providers for vascular access, for the treatment of peripheral vascular disease and for use in oncology and surgical settings. Our devices are generally used in minimally invasive, image-guided procedures. Many of our products are intended to be used once and then discarded, or they may be temporarily implanted for short- or longer-term use.

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
In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three months ended August 31, 2019 compared to the three months ended August 31, 2018 follows:
Three months ended August 31, 2019:

•	Revenue increased by 3.3% to $66.0 million

•	Gross margin increased 170 bps to 57.9%

•	Operating loss decreased by $5.3 million to $0.8 million

•	Loss per share from continuing operations improved by $0.12 to a loss of $0.03

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 18 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended August 31, 2019 and 2018

For the three months ended August 31, 2019, the Company reported net loss of $1.3 million, or $0.03 per diluted share, on net sales of $66.0 million, compared with net loss of $5.7 million, or $0.15 loss per diluted share, on net sales of $63.9 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of products and related freight charges, less discounts and returns.

Net sales for the three months ended August 31, 2019 and 2018:

	Three months ended
(in thousands)	Aug 31, 2019	Aug 31, 2018	% Growth
Net Sales by Global Business Unit
Vascular Interventions & Therapies	$28,913	$28,598	1.1%
Vascular Access	23,159	23,790	(2.7)%
Oncology	13,970	11,555	20.9%
Total	$66,042	$63,943	3.3%

Net Sales by Geography
United States	$52,937	$51,496	2.8%
International	13,105	12,447	5.3%
Total	$66,042	$63,943	3.3%
For the three months ended August 31, 2019, net sales increased $2.1 million to $66.0 million compared to the same period in the prior year.
Vascular Interventions & Therapies

•
Total Vascular Interventions & Therapies sales increased $0.3 million primarily attributable to strong performance with the AngioVac business which grew $1.0 million year over year. The Company continues to see strong case volumes in AngioVac, which increased 38% from the prior year due to increased adoption of the Company's unique technology. These increases were partially offset by the decline in our Sclerotherapy business due to the termination of the Asclera distribution agreement.

•
U.S. Vascular Interventions & Therapies sales decreased $0.2 million due to the decline in our Sclerotherapy business as a result of the termination of the Asclera distribution agreement and Core Peripheral products. This was partially offset by increased case volume in AngioVac.

•	International Vascular Interventions & Therapies sales increased $0.5 million due to increased volume in Angiographic catheters primarily in EMEA (Europe, the Middle East and Africa).

Vascular Access

•
Total Vascular Access sales decreased $0.6 million due to decreases in PICCs and Ports partially offset by growth in the Dialysis business of $0.5 million and the launch of the BIIM ultrasound product in fiscal year 2019 which contributed $0.2 million in growth year over year. BioFlo product lines comprise 50% of overall Vascular Access sales, which is consistent with a year ago.

•
U.S. Vascular Access sales decreased by $1.1 million due to competitive pressures in the PICC product lines and lower Port sales. This was partially offset by growth in Dialysis products which continue to gain traction in the marketplace.

•	International Vascular Access sales increased by $0.5 million as the Company continues to expand its global reach of its Vascular Access product offerings.

Oncology

•
Total Oncology sales increased $2.4 million year over year primarily due to $1.7 million in sales of RadiaDyne products along with $1.0 million in sales of BioSentry products. This was partially offset by decreased sales of Radiofrequency Ablation.

•	U.S. Oncology sales increased by $2.8 million, driven by RadiaDyne sales of $1.7 million and BioSentry sales of $0.9 million. This was partially offset by a decrease in RadioFrequency Ablation sales.

•
International Oncology sales decreased by $0.4 million year over year as a result of decreased NanoKnife disposable sales of $0.6 million and decreased RadioFrequency and Microwave Ablation product sales of $0.2 million. This was partially offset by an increase in NanoKnife capital sales of $0.6 million.

Gross Profit, Operating expenses, and Other income (expense)

	Three months ended
(in thousands)	Aug 31, 2019	Aug 31, 2018	% Change
Gross profit	$38,217	$35,953	6.3%
Gross profit % of sales	57.9%	56.2%
Research and development	$6,292	$7,374	(14.7)%
% of sales	9.5%	11.5%
Selling and marketing	$19,380	$18,405	5.3%
% of sales	29.3%	28.8%
General and administrative	$8,453	$8,435	0.2%
% of sales	12.8%	13.2%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit increased by $2.3 million compared to the prior year. The increase is primarily attributable to the following:

•	Sales volume of BioSentry and RadiaDyne products contributed $2.2 million to gross profit.

•	Sales volume and mix positively contributed $0.7 million year over year.

•	Net productivity contributed $0.5 million of favorability.

•	Currency and pricing headwinds negatively impacted gross margin by $0.5 million year over year, primarily driven by pricing.

•	The termination of the Asclera distribution agreement negatively impacted gross margin by $0.6 million.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense decreased $1.1 million compared to the prior year. The decrease is primarily attributable to the following:

•	Outside consultant spend decreased $0.5 million.

•	Compensation and benefits decreased approximately $0.1 million due to decreased headcount as part of a process to streamline the R&D function.

•	Other R&D expenses, including facilities, samples and project initiatives timing resulted in a decrease of $0.5 million.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense increased $1.0 million compared to the prior year. The increase is primarily attributable to the following:

•	Compensation and benefits increase of approximately $0.7 million which is primarily attributed to increased headcount as a result of the BioSentry and RadiaDyne acquisitions.

•	Other sales and marketing expenses increased $0.3 million.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense remained consistent to the prior year. Even though G&A remained consistent, there were the following changes in the types of expenses incurred:

•	Compensation and benefits decrease of approximately $0.6 million primarily as a result of the timing of fully vested stock based compensation awards and lower high cost benefit claims.

•	Legal and professional fees relating to ongoing litigation that is within the normal course of business increased $0.3 million.

•	Outside consultant spend increased $0.2 million.

	Three months ended
(in thousands)	Aug 31, 2019	Aug 31, 2018	$ Change
Amortization of intangibles	$3,868	$3,434	$434
Change in fair value of contingent consideration	$(448)	$12	$(460)
Acquisition, restructuring and other items, net	$1,500	$4,422	$(2,922)
Other expense	$(563)	$(803)	$240

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•
The change in amortization expense from the prior year is due to intangible asset additions as a result of the BioSentry and RadiaDyne acquisitions. The BioSentry acquisition increased intangible assets by $26.0 million and resulted in additional amortization expense of $0.5 million. The RadiaDyne acquisition increased intangible assets by $25.6 million and resulted in additional amortization expense of $0.6 million. This was partially offset by the write-off of the Merz intangible in the fourth quarter of fiscal year 2019 and other intangibles that became fully amortized.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•
The change from the prior year is due to the gain of $0.6 million that was recorded on the technical milestones and revenue milestones for the RadiaDyne contingent consideration. This gain was partially offset by normal amortization of $0.1 million. In addition, the final minimum payment of $1.2 million was paid for the Microsulis contingent consideration during the first quarter of fiscal 2020.

Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Acquisition, restructuring and other items, net decreased by $2.9 million compared to the prior year. The decrease is primarily attributable to the following:

•	M&A expense of $0.2 million was incurred in the first quarter of fiscal year 2020 compared to $1.3 million in the prior year.

•
Legal expense, related to litigation that is outside of the normal course of business, of $1.1 million was recorded in the first quarter of fiscal year 2020, partially offset by the Biolitec bankruptcy settlement of $0.4 million, compared to $2.9 million in the prior year.

•	In the first quarter of fiscal year 2020, the Company incurred $0.8 million of expense to move manufacturing facilities as a result of the sale of the Fluid Management business.

•
As part of the sale of the Fluid Management business, the Company entered into a transition services agreement with Medline for certain legal, human resource, tax, accounting and information technology services from the Company for a period not to exceed 24 months. As a result of the transition services agreement, the Company invoiced Medline $0.7 million in the first quarter of fiscal year 2020.

•
Other expenses of $0.5 million in the first quarter of fiscal year 2020 consists of expenses to move the manufacturing of BioSentry products and severance associated with the sale of the Fluid Management business.

Other expenses, net - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•
The decrease in other expenses from the prior year of $0.2 million is due to decreased interest expense of $0.9 million as the Credit Facility was paid down in full at the beginning of the first quarter of fiscal year 2020. In addition to the decrease in interest expense, interest income increased $0.2 million from the prior year as a result of increased cash due to proceeds from the sale of the Fluid Management business. These increases are partially offset by the write-off of the deferred financing fees that were associated with the old Credit Facility of $0.6 million. Other expenses also include foreign currency fluctuations which increased by $0.3 million.

Income Tax Provision (Benefit)

	Three months ended
(in thousands)	Aug 31, 2019	Aug 31, 2018
Income tax expense (benefit)	$(0.1)	$(1.2)
Effective tax rate including discrete items	8.3%	17.7%

Our effective tax rate including discrete items for the three month periods ended August 31, 2019 and 2018 was 8.3% and 17.7%, respectively. In fiscal 2020, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible stock based compensation).

The estimated annual effective tax rate, however, prior to discrete items was 8.3% in the first quarter of fiscal 2020, as compared to 17.8% for the same period in fiscal 2019.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $83.6 million as of August 31, 2019, compared with $227.6 million as of May 31, 2019. As of August 31, 2019 there was no principal debt outstanding and as of May 31, 2019 there was $132.5 million principal debt outstanding. The fair value of contingent consideration liability as of August 31, 2019 and May 31, 2019, was $11.8 million and $13.5 million, respectively.
The table below summarizes our cash flows for the three months ended August 31, 2019 and 2018:

	Three Months Ended
(in thousands)	Aug 31, 2019	Aug 31, 2018
Cash used in:
Operating activities	$(6,534)	$(8,873)
Investing activities	(1,541)	(37,682)
Financing activities	(135,749)	(2,645)
Effect of exchange rate changes on cash and cash equivalents	(168)	(134)
Net change in cash and cash equivalents	$(143,992)	$(49,334)

During the three months ended August 31, 2019 and 2018, cash flows consisted of the following:

Cash used in operating activities

Three months ended August 31, 2019:

•	Net loss of $1.3 million plus the non-cash items, primarily driven by depreciation and amortization, contributed to cash used in operations of $6.5 million.

•
Working capital was negatively impacted by increased inventory on hand of $5.2 million and decreased accounts payable and accrued liabilities of $17.6 million. Accounts receivable had a favorable impact on working capital as a result of the sale of the Fluid Management business.

Three months ended August 31, 2018:

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

Cash used in investing activities

Three months ended August 31, 2019 and 2018:

•	$1.4 million in fixed asset additions versus $0.7 million in the prior year.

•	$37.0 million cash payment in the prior year to acquire the BioSentry product from SSC as described in Note 2 to the financial statements.

Cash used in financing activities

Three months ended August 31, 2019 and 2018:

•
$132.5 million repayment of long-term debt in conjunction with the new Credit Agreement that was entered into at the beginning of the first quarter of fiscal year 2020. Refer to Note 8 of the financial statements.

•	$1.3 million repayment on the Term Loan in the prior year. This was consistent with the required amortization payment on the Term Loan.

•	$1.3 million of outlays from stock option and ESPP activity versus $0.7 million in proceeds in the prior year.

•	$1.2 million payment on earn-out liabilities in the current year compared to $2.1 million in the prior year.
On June 3, 2019 and in connection with the completion of the Fluid Management divestiture, the Company repaid all amounts outstanding under its existing Credit Agreement and entered into a new Credit Agreement. The Credit Agreement provides for a $125.0 million secured revolving credit facility, which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $75.0 million.  We believe that our current cash and investment balances, together with cash generated from operations and access to our revolving credit facility, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our credit facility and investments that could impact our results of operations and financial position.

We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 7% of our sales in the first quarter of fiscal 2020 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.

Interest Rate Risk

On June 3, 2019, we entered into the Credit Agreement which provides for a $125 million Revolving Facility. Interest on the facility will be based, at the Company’s option, on a base rate of LIBOR plus an applicable margin tied to the Company’s total leverage ratio and having ranges between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. In the event of default, the interest rate may be increased by 2.0%.

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended August 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries
PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard’s complaint sought unspecified damages and other relief. The Company filed petitions for reexamination in the US Patent and Trademark Office ("USPTO") seeking to invalidate all three patents asserted by Bard in the litigation. The Company's petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the USPTO Board of Appeals and Interferences for all three reexaminations which were decided as follows: In one (issued on March 11, 2016 for US Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. In the second (issued on March 24, 2016 for U.S. Patent No. 7,959,615), the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947,022) the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard sought Rehearing in all three appeals and the Company sought Rehearing in the ‘302 and ‘615 appeals. The PTO denied all three Rehearing Requests, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.

Bard filed appeals to the Federal Circuit Court of Appeals in all three reexams and the Company filed Cross-Appeals for the ‘302 and the ‘615 reexams and completed briefing.  Medcomp also filed an Amicus Brief in support of the Company on November 22, 2017.  An oral hearing was held on September 5, 2018 and the Court rendered its decision on September 28, 2018, affirming that claims 1-5 and 10 of the ‘615 patent were invalid, but that claims 6-7 of the 615 patent and 1-4 of the 302 patent were valid over the prior art references considered in the Reexamination proceedings.  The Federal Circuit also reversed the PTAB’s claim construction ruling and remanded for consideration of obviousness for the remaining claims under the new claim construction ruling and for further findings with respect to whether one of the asserted references qualified as a printed publication.  On January 28, 2019, on remand, the USPTO reversed the rejections of the ‘302 claims 1-10, ‘022 claims 1-20 and ‘615 claims 6-9.  The USPTO has since issued Inter Partes Reexamination Certificates for the ‘302 Patent (confirming validity of claims 1-10) on June 10, 2019, and for the ‘022 patent (confirming validity of claims 1-20) on July 2, 2019, and for the ‘615 patent on August 26, 2019.   The Company has since filed a Motion to Unstay the Utah Case; that motion is fully briefed and awaiting decision by the Utah Court. Meanwhile, on July 12, 2017, Bard assigned the asserted patents to Bard Peripheral Vascular, Inc. (“BPV”) which was added as Co-Appellant before the Federal Circuit and as a co-Plaintiff in the Utah action.  The Company believes these claims are without merit and intends to defend them vigorously.  The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, Bard and BPV filed suit in the United States District Court for the District of Delaware (the “Delaware Action") claiming certain of the Company's implantable port products infringe on three other U.S. patents held by Bard, which are different from those asserted in the Utah action. Bard's complaint seeks unspecified damages and other relief. On June 1, 2015, the Company filed two motions in response to Bard’s Complaint - one sought transfer to the District of Utah where the Utah Action is currently pending, and the other sought dismissal of the entire complaint on grounds that none of the claims in the asserted patents is directed to patent eligible subject matter under Section 101 of the Patent Statute and in light of recent authority from the U. S. Supreme Court.

On January 12, 2016, the Court issued a decision denying both motions. A Markman hearing was held on March 10, 2017 and the Court issued its Claim Construction Order on May 19, 2017. On May 19, 2017, Bard served its Final Infringement Contentions and on June 2, 2017, the Company served its Final Invalidity Contentions.

On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018 and completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial until March 2019. On January 9, 2019 the Court held a further claim construction hearing to resolve two outstanding claim construction issues prior to trial. A Report and Recommendation was issued on February 11, 2019 and entered by the Court on February 28, 2019. Jury selection was held on Friday March 1, 2019 and trial began on March 4, 2019.  On day four of the jury trial, at the close of C.R. Bard’s case (Plaintiff), Judge Bataillon granted judgment as a matter of law under rule 50(a) in favor of AngioDynamics, dismissing Bard’s suit.  On April 5, 2019, Bard filed a precautionary Notice of Appeal to the Federal Circuit. On April 26, 2019, the District Court issued a Memorandum and Order confirming the grant of judgment in the Company’s favor of patent ineligibility, non-infringement, patent invalidity and no willful infringement. Meanwhile, on May 10, 2019, the Company filed a Motion for Attorney fees and non-taxable expenses under 35 USC Sec. 285. On May 21, 2019, the Court issued a Memorandum and Order which, inter alia, stayed proceedings on the Company’s fee Motion and the Company’s equitable claims pending appeal; and entered Final Judgment on May 21, 2019 as well. Bard filed a second Notice of Appeal on May 23, 2019. Both appeals have since been consolidated and Bard’s opening brief was served on September 27, 2019 and the Company's answering brief is currently due on November 6, 2019. We maintain our belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

AngioDynamics, Inc. v. C.R. Bard, Inc.

On May 30, 2017, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”).  In this action, the Company alleges that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs.  The Company alleges that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs.  The Company seeks both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017. On August 6, 2018 the court denied Bard’s motion in its entirety.  The parties are currently engaged in discovery, which is set to close in February 2020.
Merz North America Settlement

On May 16, 2019, Merz North America, Inc. (“Merz”) commenced an action in the United States District Court for the Southern District of New York entitled Merz North America, Inc. v. AngioDynamics, Inc.  In this action, Merz alleged breach of contract against AngioDynamics based on a March 1, 2016 Distribution Agreement.  On June 28, 2019, AngioDynamics reached a settlement with Merz. AngioDynamics made a lump-sum payment of $2.5 million to Merz in return for dismissal of the case with prejudice during the first quarter.  Merz filed a stipulation of dismissal with the Court on July 23, 2019.

Item 1A.	Risk Factors.
In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2019 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk. There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended August 31, 2019:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (1)
June 1, 2019 - June 30, 2019	—	$—	—	$—
July 1, 2019 - July 31, 2019	10,496	$20.99	—	$—
August 1, 2019 - August 31, 2019	103,309	$19.39	—	$—
Total	113,805	$19.54	—	—

(1)	These amounts are not applicable as the Company currently does not have a share repurchase program in effect.

Item 3.	Defaults on Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
EXHIBIT INDEX

No.	Description

21	Subsidiaries

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	October 4, 2019	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	October 4, 2019	/ S / MICHAEL C. GREINER
Michael C. Greiner, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)