Form 10-Q
period 2019-11-30
ANGIODYNAMICS INC
filed 2020-01-08
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 7, 2020
Common Stock, par value $.01	37,625,690

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	Nov 30, 2019	Nov 30, 2018	Nov 30, 2019	Nov 30, 2018
Net sales	$70,003	$69,985	$136,045	$133,928
Cost of sales (exclusive of intangible amortization)	28,459	29,433	56,284	57,423
Gross profit	41,544	40,552	79,761	76,505
Operating expenses:
Research and development	7,764	7,076	14,055	14,450
Sales and marketing	20,113	19,263	39,493	37,669
General and administrative	10,994	9,262	19,448	17,697
Amortization of intangibles	4,530	4,506	8,398	7,939
Change in fair value of contingent consideration	145	244	(303)	256
Acquisition, restructuring and other items, net	1,421	2,728	2,921	7,150
Total operating expenses	44,967	43,079	84,012	85,161
Operating loss	(3,423)	(2,527)	(4,251)	(8,656)
Other (expenses) income:
Interest expense, net	(41)	(1,330)	(506)	(2,247)
Other income (expense), net	162	80	64	194
Total other income (expense), net	121	(1,250)	(442)	(2,053)
Loss from continuing operations before income tax benefit	(3,302)	(3,777)	(4,693)	(10,709)
Income tax benefit	(566)	(190)	(682)	(1,418)
Net loss from continuing operations	(2,736)	(3,587)	(4,011)	(9,291)
Income from discontinued operations, net of income tax	—	5,727	—	10,962
Net income (loss)	$(2,736)	$2,140	$(4,011)	$1,671
Loss per share - continuing operations
Basic	$(0.07)	$(0.10)	$(0.11)	$(0.25)
Diluted	$(0.07)	$(0.10)	$(0.11)	$(0.25)
Income per share - discontinued operations
Basic	$0.00	$0.15	$0.00	$0.29
Diluted	$0.00	$0.15	$0.00	$0.29
Income (loss) per share
Basic	$(0.07)	$0.06	$(0.11)	$0.04
Diluted	$(0.07)	$0.06	$(0.11)	$0.04
Weighted average shares outstanding
Basic	37,992	37,500	37,887	37,411
Diluted	37,992	37,500	37,887	37,411
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands of dollars)

	Three Months Ended		Six Months Ended
	Nov 30, 2019	Nov 30, 2018	Nov 30, 2019	Nov 30, 2018
Net income (loss)	$(2,736)	$2,140	$(4,011)	$1,671
Other comprehensive income (loss), before tax:
Unrealized gain on marketable securities	—	—		33
Foreign currency translation	231	(206)	80	(331)
Other comprehensive income (loss), before tax	231	(206)	80	(298)
Income tax expense related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	231	(206)	80	(298)
Total comprehensive income (loss), net of tax	$(2,505)	$1,934	$(3,931)	$1,373
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Nov 30, 2019	May 31, 2019
Assets
Current assets
Cash and cash equivalents	$41,247	$227,641
Accounts receivable, net of allowances of $2,068 and $1,906 respectively	33,994	43,577
Inventories	50,239	40,071
Prepaid expenses and other	6,496	4,003
Total current assets	131,976	315,292
Property, plant and equipment, net	27,508	24,258
Other assets	8,976	3,835
Intangible assets, net	196,325	145,387
Goodwill	360,094	347,666
Total assets	$724,879	$836,438
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$17,968	$22,829
Accrued liabilities	28,478	38,338
Current portion of long-term debt	—	7,500
Current portion of contingent consideration	889	4,635
Other current liabilities	9,670	—
Total current liabilities	57,005	73,302
Long-term debt, net of current portion	—	124,407
Contingent consideration, net of current portion	25,986	8,851
Deferred income taxes	24,586	14,542
Other long-term liabilities	3,492	521
Total liabilities	111,069	221,623
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 75,000,000 shares authorized; 38,363,926 and 37,984,382 shares issued and 37,993,926 and 37,614,382 shares outstanding at November 30, 2019 and May 31, 2019, respectively	373	372
Additional paid-in capital	557,965	555,040
Retained earnings	62,458	66,469
Treasury stock, 370,000 shares at November 30, 2019 and May 31, 2019, respectively	(5,714)	(5,714)
Accumulated other comprehensive loss	(1,272)	(1,352)
Total Stockholders’ Equity	613,810	614,815
Total Liabilities and Stockholders' Equity	$724,879	$836,438
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Six Months Ended
	Nov 30, 2019	Nov 30, 2018
Cash flows from operating activities:
Net income (loss)	$(4,011)	$1,671
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,110	12,291
Non-cash lease expense	904	—
Stock based compensation	4,226	4,741
Change in fair value of contingent consideration	(303)	256
Deferred income taxes	(734)	495
Change in accounts receivable allowances	199	(75)
Fixed and intangible asset impairments and disposals	369	12
Write-off of other assets	593	—
Other	(27)	(17)
Changes in operating assets and liabilities:
Accounts receivable	9,464	(3,068)
Inventories	(10,009)	(955)
Prepaid expenses and other	(3,544)	(1,183)
Accounts payable, accrued and other liabilities	(8,834)	(10,082)
Net cash provided by (used in) operating activities	(597)	4,086
Cash flows from investing activities:
Additions to property, plant and equipment	(4,014)	(1,416)
Acquisition of intangibles	(350)	—
Cash paid for acquisitions	(45,760)	(84,920)
Net cash used in investing activities	(50,124)	(86,336)
Cash flows from financing activities:
Proceeds from issuance of and borrowings on long-term debt	—	55,000
Repayment of long-term debt	(132,500)	(2,500)
Deferred financing costs on long-term debt	(741)	—
Payment of acquisition related contingent consideration	(1,208)	(2,100)
Proceeds (outlays) from exercise of stock options and employee stock purchase plan	(1,300)	854
Net cash provided by (used in) financing activities	(135,749)	51,254
Effect of exchange rate changes on cash and cash equivalents	76	(280)
Decrease in cash and cash equivalents	(186,394)	(31,276)
Cash and cash equivalents at beginning of period	227,641	74,096
Cash and cash equivalents at end of period	$41,247	$42,820

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$444	$(19)
Fair value of contingent consideration for acquisitions	14,900	25,100
Fair value of acquisition consideration included in other long-term liabilities	—	4,863
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2019	37,984,382	$372	$555,040	$66,469	$(1,352)	(370,000)	$(5,714)	$614,815
Net loss				(1,275)				(1,275)
Exercise of stock options	48,136	1	530					531
Issuance/Cancellation of restricted stock units	287,087		(2,459)					(2,459)
Purchases of common stock under ESPP	40,270		628					628
Stock-based compensation			1,984					1,984
Other comprehensive loss, net of tax					(151)			(151)
Balance at August 31, 2019	38,359,875	$373	$555,723	$65,194	$(1,503)	(370,000)	$(5,714)	$614,073
Net loss				(2,736)				(2,736)
Issuance/Cancellation of restricted stock units	4,051							—
Stock-based compensation			2,242					2,242
Other comprehensive loss, net of tax					231			231
Balance at November 30, 2019	38,363,926	$373	$557,965	$62,458	$(1,272)	(370,000)	$(5,714)	$613,810

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

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Balance Sheet as of November 30, 2019, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended November 30, 2019 and 2018, the Consolidated Statements of Stockholders’ Equity for the three months ended November 30, 2019 and 2018 and the Consolidated Statements of Cash Flows for the six months ended November 30, 2019 and 2018 have been prepared by us and are unaudited. The Consolidated Balance Sheet as of May 31, 2019 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended November 30, 2019 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three and six months ended November 30, 2019 and 2018 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.
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
2. ACQUISITIONS
Eximo Acquisition

On October 2, 2019, the Company entered into a share purchase agreement to acquire Eximo Medical, Ltd., a pre-commercial stage medical device company and its proprietary 355nm B Laser Atherectomy technology. The aggregate purchase price of $60.7 million included an upfront payment of $45.8 million and contingent consideration with an estimated fair value of $14.9 million. This acquisition expands and complements the Company’s Vascular Interventions and Therapies product portfolio by adding the 355nm B Laser Atherectomy technology which treats Peripheral Artery Disease.

The Company accounted for the Eximo acquisition under the acquisition method of accounting for business combinations. Accordingly, the cost to acquire the assets was allocated to the underlying net assets in proportion to estimates of their respective fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. Goodwill is non-deductible for income tax purposes.
The Company has not disclosed the amount of revenue and earnings for sales of Eximo products since acquisition, nor proforma information, because these amounts are not significant to the Company's financial statements. Acquisition-related costs associated with the Eximo acquisition, which are included in "acquisition, restructuring and other items, net" in the accompanying Consolidated Statements of Operations, were approximately $0.6 million in fiscal year 2020. The following table summarizes the preliminary aggregate purchase price allocated to the net assets acquired:

(in thousands)	Oct 2, 2019
Accounts receivable	$50
Inventory	150
Prepaid and other current assets	54
Long-term deposits	51
Property, plant and equipment	397
Intangible assets:
Product technology	59,000
Goodwill	12,428
Total assets acquired	$72,130
Liabilities assumed
Accounts payable	$84
Other current liabilities	615
Deferred tax liabilities	10,771
Total liabilities assumed	$11,470
Net assets acquired	$60,660

The allocation of the purchase price to the assets acquired and liabilities assumed, including the amount allocated to goodwill, is subject to change within the measurement period (up to one year from the acquisition date) as additional information that existed at the date of the acquisition related to the values of assets acquired and liabilities assumed is obtained.
The value assigned to the product technology was derived using the multi-period excess earnings method under the income approach. This approach estimates the excess earnings generated over the lives of the customers that existed as of the acquisition date and discounts such earnings to present value. The product technology is deemed to have a useful life of fifteen years and will be amortized on a straight-line basis over the useful life.
The goodwill arising from the acquisition consists largely of synergies and economies of scale the Company hopes to achieve from combining the acquired assets with the Company's current operations.
RadiaDyne Acquisition

On September 21, 2018, the Company acquired RadiaDyne, a privately held medical diagnostic and device company that designs and develops patient dose monitoring technology to improve cancer treatment outcomes. The aggregate purchase price of $75.0 million included an upfront payment of $47.9 million, contingent consideration with an estimated fair value of $22.3 million, an indemnification holdback of $4.6 million and a purchase price holdback of $0.2 million. The fair value of $22.3 million in contingent consideration is comprised of $16.5 million for the revenue milestones and $5.8 million for the technical milestones. The $4.6 million indemnification holdback is recorded in accrued liabilities at November 30, 2019 and the $0.2 million purchase price holdback was initially recorded in accrued liabilities, and was paid during the third quarter of fiscal year 2019.
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
The Company has not disclosed the amount of revenue and earnings for sales of RadiaDyne products since acquisition, nor proforma information, because these amounts are not significant to the Company's financial statements. Acquisition-related costs associated with the RadiaDyne acquisition, which are included in "acquisition, restructuring and other items, net" in the accompanying Consolidated Statements of Operations, were approximately $1.6 million in fiscal year 2019. The following table summarizes the preliminary and final aggregate purchase price allocated to the net assets acquired:

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
The Company has not disclosed the amount of revenue and earnings for sales of BioSentry products since acquisition, nor proforma information, because these amounts are not significant to the Company's financial statements. Acquisition-related costs associated with the BioSentry acquisition, which are included in "acquisition, restructuring and other items, net" in the accompanying Consolidated Statements of Operations, were approximately $1.0 million in fiscal year 2019. The following table summarizes the preliminary and revised final purchase price allocated to the net assets acquired:

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
As a result of the Divestiture, the results of operations from the Fluid Management business are reported in the accompanying Consolidated Statements of Operations as “Income from discontinued operations, net of income tax” for the three months and six months ended November 30, 2018. The following table summarizes the financial results of our discontinued operations:

	Three Months Ended	Six Months Ended
(in thousands)	Nov 30, 2018	Nov 30, 2018
Net sales	$21,518	$42,915
Cost of sales (exclusive of amortization)	12,962	25,844
Gross profit	8,556	17,071
Operating expenses
Research and development	287	575
Sales and marketing	1,005	2,033
General and administrative	73	135
Amortization of intangibles	683	1,365
Total operating expenses	2,048	4,108
Operating income	6,508	12,963

Income from discontinued operations before income taxes	6,508	12,963
Income tax expense	781	2,001
Income from discontinued operations	$5,727	$10,962

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
Total operating and investing cash flows of discontinued operations for the six months ended November 30, 2018 is comprised of the following, which excludes the effect of income taxes:

Six Months Ended
(in thousands)	Nov 30, 2018
Net cash provided by operating activities	$516
Net cash provided by investing activities	446

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
Disaggregation of Revenue
The following tables summarize net product revenue by Global Business Unit ("GBU") and geography for the three and six months ended November 30, 2019 and 2018:

	Three months ended Nov 30, 2019			Three months Ended Nov 30, 2018
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Vascular Interventions & Therapies	$27,601	$3,549	$31,150	$27,243	$3,733	$30,976
Vascular Access	18,563	4,221	22,784	20,081	3,642	$23,723
Oncology	9,391	6,678	16,069	8,976	6,310	$15,286
Total	$55,555	$14,448	$70,003	$56,300	$13,685	$69,985

	Six months ended Nov 30, 2019			Six months Ended Nov 30, 2018
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Vascular Interventions & Therapies	$53,277	$6,786	$60,063	$53,093	$6,480	$59,573
Vascular Access	37,847	8,096	45,943	40,528	6,985	47,513
Oncology	17,368	12,671	30,039	14,175	12,667	26,842
Total	$108,492	$27,553	$136,045	$107,796	$26,132	$133,928
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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the six months ended November 30, 2019, such product returns were not material.
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Nov 30, 2019	May 31, 2019
Receivables	$33,994	$43,577
Contract assets	$—	$—
Contract liabilities	$465	$681

During the six months ended November 30, 2019, the Company recognized $0.6 million in revenue that was included in contract liabilities as of the beginning of the period. This was offset by additions to contract liabilities of $0.3 million.
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

5. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Nov 30, 2019	May 31, 2019
Raw materials	$19,092	$16,045
Work in process	10,541	6,786
Finished goods	20,606	17,240
Inventories	$50,239	$40,071

The Company periodically reviews for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at November 30, 2019 and May 31, 2019 was $4.0 million and $4.2 million, respectively. Of the $4.0 million reserve as of November 30, 2019 and the $4.2 million reserve as of May 31, 2019, $0.3 million and $0.4 million, respectively, relates to the inventory reserve for Acculis inventory as a result of the recall announced in the fourth quarter of fiscal year 2017 and $0.7 million relates to a specific reserve related to the termination of an agreement with a Japanese distributor in the second quarter of fiscal year 2018.

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

The changes in the carrying amount of goodwill for the six months ended November 30, 2019 were as follows:

(in thousands)
Goodwill balance at May 31, 2019	$347,666
Additions for Eximo acquisition (Note 2)	12,428
Goodwill balance at November 30, 2019	$360,094

Intangible assets consisted of the following:

	Nov 30, 2019
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$241,973	$(81,314)	$160,659
Customer relationships	60,148	(28,000)	32,148
Trademarks	9,300	(6,536)	2,764
Licenses	6,087	(5,333)	754
	$317,508	$(121,183)	$196,325

	May 31, 2019
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$182,971	$(75,412)	$107,559
Customer relationships	60,166	(25,950)	34,216
Trademarks	9,300	(6,404)	2,896
Licenses	5,752	(5,036)	716
	$258,189	$(112,802)	$145,387

Amortization expense for the three months ended November 30, 2019 and 2018 was $4.5 million and $4.5 million, respectively. Amortization expense for the six months ended November 30, 2019 and 2018 was $8.4 million and $7.9 million, respectively.
Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2020	$9,510
2021	17,963
2022	17,347
2023	17,309
2024	15,755
2025 and thereafter	118,441
$196,325

7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Nov 30, 2019	May 31, 2019
Payroll and related expenses	$11,829	$14,987
Royalties	1,977	2,088
Accrued severance	597	504
Sales and franchise taxes	1,502	807
Outside services	2,084	3,514
Litigation matters	—	2,700
Indemnification holdback	4,926	4,807
Other	5,563	8,931
	$28,478	$38,338

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
The Company was in compliance with the Credit Agreement covenants as of November 30, 2019.
As of November 30, 2019, there was no outstanding balance on the Revolving Facility. As of May 31, 2019, the carrying value of long-term debt approximated its fair market value.

9. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 13.2% in the second quarter of fiscal 2020, as compared to 13.2% for the same period in fiscal 2019. In fiscal 2020, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible stock based compensation).

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

Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of November 30, 2019. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

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

For the three months ended November 30, 2019 and 2018, share-based compensation expense was $2.2 million and $2.6 million, respectively. For the six months ended November 30, 2019 and 2018, share-based compensation expense was $4.2 million and $4.7 million, respectively.

During the six months ended November 30, 2019 and 2018, the Company granted stock options and restricted stock units under the 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of the Company's shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.

During the six months ended November 30, 2019 and 2018, the Company granted performance share units under the 2004 Plan to certain employees. The awards may be earned by achieving relative performance levels over the three year requisite service period. The performance criteria are based on achieving certain performance targets and the total shareholder return ("TSR") of the Company's common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards are based on the closing trading value of the Company's shares on the date of grant and use a Monte Carlo simulation model.

As of November 30, 2019, there was $16.3 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The Company has sufficient shares to satisfy expected share-based payment arrangements.

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

The following table reconciles basic to diluted weighted-average shares outstanding for the three and six months ended November 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2019	Nov 30, 2018	Nov 30, 2019	Nov 30, 2018
Basic	37,992	37,500	37,887	37,411
Effect of dilutive securities	—	—	—	—
Diluted	37,992	37,500	37,887	37,411

Securities excluded as their inclusion would be anti-dilutive	2,694	2,384	2,689	2,354

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
The table below summarizes net sales by Global Business Unit:

	Three Months Ended		Six months ended
(in thousands)	Nov 30, 2019	Nov 30, 2018	Nov 30, 2019	Nov 30, 2018
Net sales
Vascular Interventions & Therapies	$31,150	$30,976	$60,063	$59,573
Vascular Access	22,784	23,723	45,943	47,513
Oncology	16,069	15,286	30,039	26,842
Total	$70,003	$69,985	$136,045	$133,928

The table below presents net sales by geographic area based on external customer location:

	Three Months Ended		Six months ended
(in thousands)	Nov 30, 2019	Nov 30, 2018	Nov 30, 2019	Nov 30, 2018
Net sales
United States	$55,555	$56,300	$108,492	$107,796
International	14,448	13,685	27,553	26,132
Total	$70,003	$69,985	$136,045	$133,928

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2019 and May 31, 2019:

	Fair Value Measurements using inputs considered as:			Fair Value at Nov 30, 2019
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$26,875	$26,875
Total Financial Liabilities	$—	$—	$26,875	$26,875

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2019
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$13,486	$13,486
Total Financial Liabilities	$—	$—	$13,486	$13,486

There were no transfers between Level 1, 2 and 3 for the three and six months ended November 30, 2019.

The table below presents the changes in fair value components of Level 3 instruments in the three and six months ended November 30, 2019:

Three Months Ended Nov 30, 2019
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, August 31, 2019	$11,830
Total gains or losses (realized/unrealized):
Contingent consideration liability recorded as the result of the acquisitions (Note 2)	14,900
Change in present value of contingent consideration (1)	145
Balance, November 30, 2019	$26,875

Six Months Ended Nov 30, 2019
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2019	$13,486
Total gains or losses (realized/unrealized):
Contingent consideration liability recorded as the result of the acquisitions (Note 2)	14,900
Change in present value of contingent consideration (1)	(303)
Contingent consideration payments	(1,208)
Balance, November 30, 2019	$26,875

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

The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of November 30, 2019:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$23,537	Discounted cash flow	Discount rate	4% - 5%
			Probability of payment	66% - 100%
			Projected fiscal year of payment	2023 - 2029
Technical milestones	$3,338	Estimated probability	Estimated probability	90%
			Projected year of payment	2020 - 2022
Total	$26,875

At November 30, 2019, the range of estimated potential undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is $34.0 million to $54.0 million. The milestones, including revenue projections and technical milestones, associated with the contingent consideration must be reached in future periods ranging from fiscal years 2020 to 2029 in order for the associated consideration to be paid.

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

The following table presents supplemental balance sheet information related to our leases:

(in thousands)	Balance Sheet Location	Nov 30, 2019
Assets
Operating lease ROU asset	Other assets	$4,603
Liabilities
Current operating lease liabilities	Other current liabilities	1,393
Non-current operating lease liabilities	Other long-term liabilities	3,191
Total lease liabilities		$4,584

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

Nov 30, 2019
Weighted average remaining term (in years)	3.6
Weighted average discount rate	4.5%

The following table presents the maturities of the lease liabilities:

(in thousands)	Nov 30, 2019
Remainder of 2020	$736
2021	1,251
2022	1,118
2023	1,138
2024	576
2025 and thereafter	—
Total lease payments	$4,819
Less: Imputed Interest	235
Total lease obligations	$4,584
Less: Current portion of lease obligations	1,393
Long-term lease obligations	$3,191

During the three and six months ended November 30, 2019, the Company recognized $0.9 million and $1.5 million of operating lease expense, respectively, which includes immaterial short-term leases. As of November 30, 2019, the expenses on the Consolidated Statement of Operations were classified as follows:

(in thousands)	Three Months Ended	Six Months Ended
Cost of sales	$289	$559
Research and development	203	196
Sales and marketing	100	198
General and administrative	312	591
	$904	$1,544

In addition to the total lease obligations presented in the table above, the Company has a 7-year building operating lease with undiscounted payment obligations of $6.5 million and a 2-year building operating lease with undiscounted payment obligations of $0.4 million that are expected to commence during fiscal year 2020.

Future annual payments under non-cancelable operating leases in the aggregate at May 31, 2019, are summarized as follows:

(in thousands)	May 31, 2019
2020	$2,920
2021	2,338
2022	2,133
2023	2,131
2024 and thereafter	3,227
Total lease payments	$12,749

The following table presents supplemental cash flow and other information related to our leases for the six months ended:

(in thousands)	Nov 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$563
ROU assets obtained in exchange for lease liabilities
Operating leases	—

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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard’s complaint sought unspecified damages and other relief. The Company filed petitions for reexamination in the US Patent and Trademark Office ("USPTO") seeking to invalidate all three patents asserted by Bard in the litigation. The Company's petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the USPTO Board of Appeals and Interferences for all three reexaminations which were decided as follows: For US Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. For U.S. Patent No. 7,959,615 the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947,022) the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard sought Rehearing in all three appeals and the Company sought Rehearing in the ‘302 and ‘615 appeals. The PTO denied all three Rehearing Requests, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.

Bard filed appeals to the Federal Circuit Court of Appeals in all three reexams and the Company Cross-Appealed for the ‘302 and the ‘615 reexams.  Medcomp also filed an Amicus Brief in support of the Company on November 22, 2017.  Meanwhile, on July 12, 2017 Bard assigned the asserted patents to Bard Peripheral Vascular, Inc. (“BPV”) which was added as co-Appellant before the Federal Circuit and as a co-Plaintiff in the Utah action. An oral hearing was held on September 5, 2018 and the Court rendered its decision on September 28, 2018, affirming that claims 1-5 and 10 of the ‘615 patent were invalid, but that claims 6-7 of the 615 patent and 1-4 of the 302 patent were valid over the prior art references considered in the Reexamination proceedings.  The Federal Circuit also reversed the PTAB’s claim construction ruling and remanded for consideration of obviousness for the remaining claims under the new claim construction ruling and for further findings with respect to whether one of the asserted references qualified as a printed publication.  On January 28, 2019, on remand, the USPTO reversed the rejections of the ‘302 claims 1-10, ‘022 claims 1-20 and ‘615 claims 8-9.  The USPTO has since issued Inter Partes Reexamination Certificates for the ‘302 Patent for the ‘022 patent and for the ‘615 patent. The Company thereafter filed a Motion to Unstay the Utah Case and that motion was granted. On November 4, 2019 the Court held a joint Status

Conference among the Company’s Utah Action and two other cases filed by Bard on the same patents against Medcomp and Smiths. The Court set a schedule for Motions to Dismiss or Transfer. The Company filed its motion on November 25, 2019; and Bard filed a responsive brief and a motion for venue discovery on December 9, 2019. The Company filed a responsive brief on December 16, 2019 and Bard filed a reply on December 23, 2019. The Company believes these claims are without merit and intends to defend them vigorously.  The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018 and completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial until March 2019. On January 9, 2019 the Court held a further claim construction hearing to resolve two outstanding claim construction issues prior to trial. A Report and Recommendation (by Magistrate-Judge Fallon) was issued on February 11, 2019 and entered by the Court on February 28, 2019. Jury selection was held on Friday March 1, 2019 and trial began on March 4, 2019.  On day four of the jury trial, at the close of C.R. Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law under rule 50(a) as well as its motions for summary judgement on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed.  On April 5, 2019, Bard filed a precautionary Notice of Appeal to the Federal Circuit. On April 26, 2019, the District Court issued a Memorandum and Order confirming the grant of judgment in the Company’s favor of patent ineligibility, non-infringement, patent invalidity and no willful infringement. Meanwhile, on May 10, 2019, the Company filed a Motion for Attorney fees and non-taxable expenses under 35 USC Sec. 285. On May 21, 2019, the Court issued a Memorandum and Order which, inter alia, stayed proceedings on the Company’s fee Motion and the Company’s equitable claims pending appeal; and entered Final Judgment on May 21, 2019 as well. Bard filed a second Notice of Appeal on May 23, 2019. Both appeals have since been consolidated and Bard’s opening brief was served on September 27, 2019 and the Company's answering brief is currently due on January 15, 2020. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

AngioDynamics, Inc. v. C.R. Bard, Inc.

On May 30, 2017, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”).  In this action, the Company alleges that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs.  The Company alleges that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs.  The Company seeks both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017. On August 6, 2018 the court denied Bard’s motion in its entirety.  The parties are currently engaged in discovery, which is set to close in March 2020.
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

16. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET

Acquisition, Restructuring and Other Items
For the three and six months ended November 30, 2019 and 2018 acquisition, restructuring and other items, net consisted of:

	Three months ended		Six months ended
(in thousands)	Nov 30, 2019	Nov 30, 2018	Nov 30, 2019	Nov 30, 2018
Legal (1)	$684	$867	$1,353	$3,747
Mergers and acquisitions (2)	382	1,543	628	2,862
Transition service agreement (3)	(597)	—	(1,334)	—
Divestiture (4)	701	—	1,459	—
Restructuring	—	128	26	258
Other	251	190	789	283
Total	$1,421	$2,728	$2,921	$7,150

(1) Legal expenses related to litigation that is outside the normal course of business.
(2) Mergers and acquisitions expenses related to investment banking, legal and due diligence.
(3) Transition services agreement that was entered into as a result of the sale of the Fluid Management business.
(4) Divestiture expenses incurred to transition manufacturing from Glens Falls, NY to Queensbury, NY.

Included in the $1.4 million in legal for the six months ended November 30, 2019 is a $0.4 million settlement received for the Biolitec bankruptcy litigation. The settlement received offsets legal expenses paid related to the settlement proceedings.
Restructuring

The Company evaluates its performance and looks for opportunities to improve the overall operations of the Company on an ongoing basis. As a result of this evaluation, certain restructuring initiatives are taken to enhance the Company’s overall operations.
Operational Consolidation
On February 1, 2017, the Company announced to employees an operational consolidation plan (the “plan”) to consolidate its manufacturing facilities in Manchester, GA and Denmead, UK into the Glens Falls and Queensbury, NY facilities. This plan will streamline and optimize the manufacturing functions into one centralized location increasing the utilization of the Glens Falls and Queensbury facilities, optimizing inventory and reducing cost of goods sold through savings in overhead expenses and direct labor. The restructuring activities associated with the plan were completed in the fourth quarter of fiscal year 2018 with immaterial regulatory filing costs incurred through August 31, 2019.
17. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in each component of accumulated other comprehensive loss, net of tax, are as follows for the three and six months ended November 30, 2019:

Three months ended Nov 30, 2019
(in thousands)	Foreign currency translation loss
Balance at August 31, 2019	$(1,503)
Other comprehensive income before reclassifications, net of tax	231
Amounts reclassified from accumulated other comprehensive loss	—
Net other comprehensive loss	$231
Balance at November 30, 2019	$(1,272)

Six months ended Nov 30, 2019
(in thousands)	Foreign currency translation loss
Balance at May 31, 2019	$(1,352)
Other comprehensive income before reclassifications, net of tax	80
Amounts reclassified from accumulated other comprehensive loss	—
Net other comprehensive loss	$80
Balance at November 30, 2019	$(1,272)

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

19. SUBSEQUENT EVENTS

On December 17, 2019, the Company acquired the C3 Wave tip location asset from Medical Components Inc. for an aggregate purchase price of $10.0 million with $5.0 million of potential future contingent consideration related to technical milestones. This acquisition fills a gap in the Vascular Access portfolio and supports the Company's strategic plan.

In conjunction with the acquisition of the C3 Wave tip location asset from Medical Components Inc, on December 17, 2019, the Company made a $15.0 million draw on the revolving credit facility.

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
On October 2, 2019, the Company entered into a share purchase agreement to acquire Eximo Medical, Ltd., a pre-commercial stage medical device company and its proprietary 355nm B Laser Atherectomy technology. The aggregate purchase price of $60.7 million included an upfront payment of $45.8 million and contingent consideration with an estimated fair value of $14.9 million. This acquisition expands and complements the Company’s Vascular Interventions and Therapies product portfolio by adding the 355nm B Laser Atherectomy technology which treats Peripheral Artery Disease.
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
In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three and six months ended November 30, 2019 compared to the three and six months ended November 30, 2018 follows:
Three months ended November 30, 2019:

•	Revenue was consistent with the prior year quarter to date

•	Gross margin increased 140 bps to 59.3%

•	Operating loss increased by $0.9 million to $3.4 million

•	Loss per share from continuing operations improved by $0.03 to a loss of $0.07

Six months ended November 30, 2019:

•	Revenue increased by 1.6% to $136.0 million

•	Gross margin increased 150 bps to 58.6%

•	Operating loss decreased by $4.4 million to $4.3 million

•	Loss per share from continuing operations improved by $0.14 to a loss of $0.11

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 18 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended November 30, 2019 and 2018

For the three months ended November 30, 2019, the Company reported net loss of $2.7 million, or $0.07 per diluted share, on net sales of $70.0 million, compared with net loss of $3.6 million, or $0.10 loss per diluted share, on net sales of $70.0 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of products and related freight charges, less discounts and returns.

Net sales for the three months ended November 30, 2019 and 2018:

	Three months ended
(in thousands)	Nov 30, 2019	Nov 30, 2018	% Growth
Net Sales by Global Business Unit
Vascular Interventions & Therapies	$31,150	$30,976	0.6%
Vascular Access	22,784	23,723	(4.0)%
Oncology	16,069	15,286	5.1%
Total	$70,003	$69,985	0.0%

Net Sales by Geography
United States	$55,555	$56,300	(1.3)%
International	14,448	13,685	5.6%
Total	$70,003	$69,985	0.0%
For the three months ended November 30, 2019, net sales were consistent with the same period in the prior year.
Vascular Interventions & Therapies

•
Total Vascular Interventions & Therapies sales increased $0.2 million primarily attributable to strong performance in the AngioVac business which grew $1.7 million and in Core Peripheral products which grew $0.4 million year over year. The Company continues to see strong case volumes in AngioVac, which increased 31% from the prior year due to increased adoption of the Company's unique technology and the launch of the next generation of the AngioVac product. These increases were partially offset by the termination of the Asclera distribution agreement, which contributed $1.7 million of revenue in the prior year.

•
U.S. Vascular Interventions & Therapies sales increased $0.4 million due to increased case volume in AngioVac and increased Core Peripheral product sales which was partially offset by the termination of the Asclera distribution agreement, which contributed $1.7 million of revenue in the prior year.

•	International Vascular Interventions & Therapies sales decreased $0.2 million.

Vascular Access

•
Total Vascular Access sales decreased $0.9 million due to decreases in PICCs and Ports partially offset by growth in the Dialysis business of $0.1 million. BioFlo product lines comprise 52% of overall Vascular Access sales compared to 50% a year ago.

•
U.S. Vascular Access sales decreased by $1.5 million due to competitive pressures in the PICC product lines and lower Port sales. This was partially offset by growth in Dialysis products which continue to gain traction in the marketplace.

•	International Vascular Access sales increased by $0.6 million as the Company continues to expand its global reach of its Vascular Access product offerings.

Oncology

•
Total Oncology sales increased $0.8 million year over year primarily due to increased NanoKnife capital sales of $1.9 million and $0.3 million in increased sales of balloons. This was partially offset by decreased sales of Radiofrequency Ablation and NanoKnife disposable sales.

•
U.S. Oncology sales increased by $0.3 million, driven by NanoKnife capital sales of $1.6 million and balloons of $1.6 million. This was partially offset by a decrease in RadioFrequency Ablation and NanoKnife disposable sales.

•
International Oncology sales increased by $0.5 million year over year as a result of increased NanoKnife capital sales of $0.9 million. This was partially offset by decreased NanoKnife disposable and RadioFrequency and Microwave Ablation product sales.

Gross Profit, Operating expenses, and Other income (expense)

	Three months ended
(in thousands)	Nov 30, 2019	Nov 30, 2018	% Change
Gross profit	$41,544	$40,552	2.4%
Gross profit % of sales	59.3%	57.9%
Research and development	$7,764	$7,076	9.7%
% of sales	11.1%	10.1%
Selling and marketing	$20,113	$19,263	4.4%
% of sales	28.7%	27.5%
General and administrative	$10,994	$9,262	18.7%
% of sales	15.7%	13.2%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit increased by $1.0 million compared to the prior year. The increase is primarily attributable to the following:

•	Sales volume and mix driven by AngioVac and NanoKnife capital sales positively contributed $1.5 million year over year.

•	Net productivity contributed $0.4 million of favorability driven by purchase price variances.

•	Favorable freight expense contributed $0.3 million.

•	Currency and pricing headwinds negatively impacted gross margin by $0.1 million year over year, primarily driven by pricing.

•	The termination of the Asclera distribution agreement negatively impacted gross margin by $1.0 million.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense increased $0.7 million compared to the prior year. The increase is primarily attributable to the following:

•	Compensation and benefits increased approximately $0.5 million due to increased variable compensation along with increased headcount as a result of the Eximo acquisition.

•	Increased project spend contributed $0.3 million of additional expense.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense increased $0.9 million compared to the prior year. The increase is primarily attributable to the following:

•
Compensation and benefits increase of approximately $0.8 million which is primarily attributed to increased variable compensation and increased commissions as a result of NanoKnife capital sales during the second quarter.

•	Other sales and marketing expenses increased $0.2 million to support company-wide initiatives.

•	Outside service fees decreased $0.2 million.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense increased $1.7 million compared to the prior year. The increase is primarily attributable to the following:

•	Legal and professional fees relating to ongoing litigation that is within the normal course of business increased $1.5 million.

•	Outside consultant spend increased $0.2 million.

•	Compensation and benefits decreased approximately $0.2 million primarily as a result of the timing of fully vested stock based compensation awards and lower high cost benefit claims.

	Three months ended
(in thousands)	Nov 30, 2019	Nov 30, 2018	$ Change
Amortization of intangibles	$4,530	$4,506	$24
Change in fair value of contingent consideration	$145	$244	$(99)
Acquisition, restructuring and other items, net	$1,421	$2,728	$(1,307)
Other expense	$121	$(1,250)	$1,371

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•
Amortization expense remained consistent with the prior year. The addition of the Eximo product technology intangible asset increased intangible assets by $59.0 million and resulted in additional amortization expense of $0.7 million. This was partially offset by the write-off of the Merz intangible in the fourth quarter of fiscal year 2019 and other intangibles that became fully amortized.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•
The change from the prior year is due to decreased amortization on the RadiaDyne contingent consideration as a result of the gain of $8.4 million that was recorded in the fourth quarter of fiscal year 2019 and the gain of $0.6 million that was recorded in the first quarter of fiscal year 2020. The Eximo contingent consideration was recorded for $14.9 million in the second quarter of fiscal year 2020. In addition, the final minimum payment of $1.2 million was paid for the Microsulis contingent consideration during the first quarter of fiscal 2020.

Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Acquisition, restructuring and other items, net decreased by $1.3 million compared to the prior year. The decrease is primarily attributable to the following:

•	M&A expense of $0.4 million was incurred in the second quarter of fiscal year 2020 compared to $1.5 million in the prior year.

•
Legal expense, related to litigation that is outside of the normal course of business, of $0.7 million was recorded in the second quarter of fiscal year 2020 compared to $0.9 million in the prior year.

•	In the second quarter of fiscal year 2020, the Company incurred $0.7 million of expense to move manufacturing facilities as a result of the sale of the Fluid Management business.

•
As part of the sale of the Fluid Management business, the Company entered into a transition services agreement with Medline for certain legal, human resource, tax, accounting and information technology services from the Company for a period not to exceed 24 months. As a result of the transition services agreement, the Company invoiced Medline $0.6 million in the second quarter of fiscal year 2020.

•
Other expenses of $0.3 million in the second quarter of fiscal year 2020 consists of expenses to move the manufacturing of BioSentry products and severance associated with the sale of the Fluid Management business.

Other expenses, net - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•
The decrease in other expenses from the prior year of $1.4 million is due to decreased interest expense of $1.2 million as the Credit Facility was paid down in full at the beginning of the first quarter of fiscal year 2020. In addition to the decrease in interest expense, interest income increased $0.1 million from the prior year as a result of increased cash due to proceeds from the sale of the Fluid Management business.

Income Tax Provision (Benefit)

	Three months ended
(in thousands)	Nov 30, 2019	Nov 30, 2018
Income tax expense (benefit)	$(0.6)	$(0.2)
Effective tax rate including discrete items	17.1%	5.0%

Our effective tax rate including discrete items for the three month periods ended November 30, 2019 and 2018 was 17.1% and 5.0%, respectively. In fiscal 2020, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible stock based compensation).

The estimated annual effective tax rate, however, prior to discrete items was 13.2% in the second quarter of fiscal 2020, as compared to 13.2% for the same period in fiscal 2019.

Results of Operations for the Six Months Ended November 30, 2019 and 2018

For the six months ended November 30, 2019, the Company reported net loss of $4.0 million, or $0.11 per diluted share, on net sales of $136.0 million, compared with net loss of $9.3 million, or $0.25 loss per diluted share, on net sales of $133.9 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of products and related freight charges, less discounts and returns.

Net sales for the six months ended November 30, 2019 and 2018:

	Six months ended
(in thousands)	Nov 30, 2019	Nov 30, 2018	% Growth
Net Sales by Global Business Unit
Vascular Interventions & Therapies	$60,063	$59,573	0.8%
Vascular Access	45,943	47,513	(3.3)%
Oncology	30,039	26,842	11.9%
Total	$136,045	$133,928	1.6%

Net Sales by Geography
United States	$108,492	$107,796	0.6%
International	27,553	26,132	5.4%
Total	$136,045	$133,928	1.6%
For the six months ended November 30, 2019, net sales increased $2.1 million to $136.0 million compared to the same period in the prior year.
Vascular Interventions & Therapies

•
Total Vascular Interventions & Therapies sales increased $0.5 million primarily attributable to strong performance in the AngioVac business which grew $2.7 million and in Core Peripheral products which grew $0.3 million year over year. The Company continues to see strong case volumes in AngioVac, which increased 33% from the prior year due to increased adoption of the Company's unique technology and the launch of the next generation of the AngioVac product. These increases were partially offset by the termination of the Asclera distribution agreement, which contributed $3.1 million of revenue in the prior year.

•
U.S. Vascular Interventions & Therapies sales increased $0.2 million due to increased case volume in AngioVac and increased Core Peripheral product sales which were partially offset by the termination of the Asclera distribution agreement, which contributed $3.1 million of revenue in the prior year.

•	International Vascular Interventions & Therapies sales increased $0.3 million due to increased volume in Angiographic catheters primarily in EMEA (Europe, the Middle East and Africa).

Vascular Access

•
Total Vascular Access sales decreased $1.6 million due to decreases in PICCs and Ports partially offset by growth in the Dialysis business of $0.6 million. BioFlo product lines comprise 51% of overall Vascular Access sales compared to 50% a year ago.

•
U.S. Vascular Access sales decreased by $2.7 million due to competitive pressures in the PICC product lines and lower Port sales. This was partially offset by growth in Dialysis products which continue to gain traction in the marketplace.

•	International Vascular Access sales increased by $1.1 million as the Company continues to expand its global reach of its Vascular Access product offerings.

Oncology

•
Total Oncology sales increased $3.2 million year over year primarily due to increased NanoKnife capital sales of $2.8 million along with $2.1 million and $0.9 million in increased sales of balloons and BioSentry products, respectively. This was partially offset by decreased sales of Radiofrequency Ablation and NanoKnife disposable sales.

•
U.S. Oncology sales increased by $3.1 million, driven by NanoKnife capital sales of $1.3 million, balloon sales of $2.1 million and BioSentry sales of $0.8 million. This was partially offset by a decrease in RadioFrequency Ablation and NanoKnife disposable sales.

•
International Oncology sales increased by $0.1 million year over year as a result of increased NanoKnife capital sales of $1.5 million. This was offset by decreased NanoKnife disposable and RadioFrequency and Microwave Ablation product sales.

Gross Profit, Operating expenses, and Other income (expense)

	Six months ended
(in thousands)	Nov 30, 2019	Nov 30, 2018	% Change
Gross profit	$79,761	$76,505	4.3%
Gross profit % of sales	58.6%	57.1%
Research and development	$14,055	$14,450	(2.7)%
% of sales	10.3%	10.8%
Selling and marketing	$39,493	$37,669	4.8%
% of sales	29.0%	28.1%
General and administrative	$19,448	$17,697	9.9%
% of sales	14.3%	13.2%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit increased by $3.3 million compared to the prior year. The increase is primarily attributable to the following:

•	Sales volume and mix driven by AngioVac and NanoKnife capital sales positively contributed $3.2 million year over year.
Net productivity contributed $1.1 million of favorability.

•	Currency and pricing tailwinds positively impacted gross margin by $0.8 million year over year, primarily driven by pricing.

•	The termination of the Asclera distribution agreement negatively impacted gross margin by $1.8 million.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense decreased $0.4 million compared to the prior year. The decrease is primarily attributable to the following:

•	Compensation and benefits increased approximately $0.3 million due to increased variable compensation along with increased headcount as a result of the Eximo acquisition.

•	Other R&D expenses, including facilities, samples and project initiatives timing resulted in a decrease of $0.8 million.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense increased $1.8 million compared to the prior year. The increase is primarily attributable to the following:

•
Compensation and benefits increase of approximately $1.5 million which is primarily attributed to increased variable compensation and increased commissions as a result of NanoKnife capital sales during the second quarter.

•	Other sales and marketing expenses increased $0.3 million to support company-wide initiatives.

•	Outside service fees decreased $0.2 million.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense increased $1.7 million compared to the prior year. The increase is primarily attributable to the following:

•	Legal and professional fees relating to ongoing litigation that is within the normal course of business increased $1.9 million.

•	Outside consultant spend increased $0.3 million and other expenses increased $0.4 million.

•	Compensation and benefits decreased approximately $0.8 million primarily as a result of the timing of fully vested stock based compensation awards and lower high cost benefit claims.

	Six months ended
(in thousands)	Nov 30, 2019	Nov 30, 2018	$ Change
Amortization of intangibles	$8,398	$7,939	$459
Change in fair value of contingent consideration	$(303)	$256	$(559)
Acquisition, restructuring and other items, net	$2,921	$7,150	$(4,229)
Other expense	$(442)	$(2,053)	$1,611

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•
The increase in amortization expense from the prior year is due to intangible asset additions as a result of the Eximo product technology intangible asset which increased intangible assets by $59.0 million and resulted in additional amortization expense of $0.7 million. This was partially offset by the write-off of the Merz intangible in the fourth quarter of fiscal year 2019 and other intangibles that became fully amortized.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•
The change from the prior year is due to the gain of $0.6 million that was recorded on the technical milestones for the RadiaDyne contingent consideration in the first quarter of fiscal year 2020. The gain was partially offset by decreased amortization on the RadiaDyne contingent consideration as a result of the first quarter gain along with the $8.4 million gain that was recorded in the fourth quarter of fiscal year 2019. The Eximo contingent consideration was recorded for

$14.9 million in the second quarter of fiscal year 2020. In addition, the final minimum payment of $1.2 million was paid for the Microsulis contingent consideration during the first quarter of fiscal 2020.

Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Acquisition, restructuring and other items, net decreased by $4.2 million compared to the prior year. The decrease is primarily attributable to the following:

•	M&A expense of $0.6 million was incurred in fiscal year 2020 compared to $2.9 million in the prior year.

•
Legal expense, related to litigation that is outside of the normal course of business, of $1.4 million was recorded in fiscal year 2020, which includes an offset of $0.4 million from the Biolitec bankruptcy settlement, compared to $3.7 million in the prior year.

•	In fiscal year 2020, the Company incurred $1.5 million of expense to move manufacturing facilities as a result of the sale of the Fluid Management business.

•
As part of the sale of the Fluid Management business, the Company entered into a transition services agreement with Medline for certain legal, human resource, tax, accounting and information technology services from the Company for a period not to exceed 24 months. As a result of the transition services agreement, the Company invoiced Medline $1.3 million in fiscal year 2020.

•	Other expenses of $0.8 million in fiscal year 2020 consists of expenses to move the manufacturing of BioSentry products and severance associated with the sale of the Fluid Management business.

Other expenses, net - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•
The decrease in other expenses from the prior year of $1.6 million is due to decreased interest expense of $2.1 million as the Credit Facility was paid down in full at the beginning of the first quarter of fiscal year 2020. In addition to the decrease in interest expense, interest income increased $0.3 million from the prior year as a result of increased cash due to proceeds from the sale of the Fluid Management business. These increases are partially offset by the write-off of the deferred financing fees that were associated with the old Credit Facility of $0.6 million. Other expenses also include foreign currency fluctuations which increased by $0.3 million.

Income Tax Provision (Benefit)

	Six months ended
(in thousands)	Nov 30, 2019	Nov 30, 2018
Income tax expense (benefit)	$(0.7)	$(1.4)
Effective tax rate including discrete items	14.5%	13.2%

Our effective tax rate including discrete items for the six month periods ended November 30, 2019 and 2018 was 14.5% and 13.2%, respectively. In fiscal 2020, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible stock based compensation).

The estimated annual effective tax rate, however, prior to discrete items was 13.2% in the second quarter of fiscal 2020, as compared to 13.2% for the same period in fiscal 2019.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $41.2 million as of November 30, 2019, compared with $227.6 million as of May 31, 2019. As of November 30, 2019 there was no principal debt outstanding and as of May 31, 2019 there was $132.5 million principal debt outstanding. The fair value of contingent consideration liability as of November 30, 2019 and May 31, 2019, was $26.9 million and $13.5 million, respectively.
The table below summarizes our cash flows for the six months ended November 30, 2019 and 2018:

	Six Months Ended
(in thousands)	Nov 30, 2019	Nov 30, 2018
Cash used in:
Operating activities	$(597)	$4,086
Investing activities	(50,124)	(86,336)
Financing activities	(135,749)	51,254
Effect of exchange rate changes on cash and cash equivalents	76	(280)
Net change in cash and cash equivalents	$(186,394)	$(31,276)

During the six months ended November 30, 2019 and 2018, cash flows consisted of the following:

Cash used in operating activities

Six months ended November 30, 2019:

•	Net loss of $4.0 million plus the non-cash items, primarily driven by depreciation and amortization and stock based compensation, contributed to cash used in operations of $0.6 million.

•
Working capital was negatively impacted by increased inventory on hand of $10.0 million and decreased accounts payable and accrued liabilities of $8.8 million. Accounts receivable had a favorable impact on working capital as a result of the sale of the Fluid Management business.

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

Cash used in investing activities

Six months ended November 30, 2019 and 2018:

•	$4.0 million in fixed asset additions versus $1.4 million in the prior year.

•
$45.8 million cash payment to acquire Eximo Medical Ltd. in the second quarter of fiscal year 2020 compared to a $37.0 million cash payment to acquire the BioSentry product from SSC and a $47.9 million cash payment to acquire RadiaDyne in fiscal year 2019. Refer to Note 2 to the financial statements.

Cash used in financing activities

Six months ended November 30, 2019 and 2018:

•
$132.5 million repayment of long-term debt in conjunction with the new Credit Agreement that was entered into at the beginning of the first quarter of fiscal year 2020. Refer to Note 8 of the financial statements.

•	$55.0 million draw on the revolver in fiscal year 2019 as a result of the RadiaDyne acquisition described in Note 2 to the financial statements.

•	$2.5 million repayment on the Term Loan in the prior year. This was consistent with the required amortization payment on the Term Loan.

•	$1.3 million of outlays from stock option and ESPP activity versus $0.9 million in proceeds in the prior year.

•	$1.2 million payment on earn-out liabilities in the current year compared to $2.1 million in the prior year.
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
On December 17, 2019, the Company made a $15.0 million draw on the revolving credit facility as part of the acquisition of the C3 Wave tip location asset from Medical Components Inc. that is described Note 19 to the financial statements. We believe that our current cash and investment balances, together with cash generated from operations and access to our revolving credit facility, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our credit facility and investments that could impact our results of operations and financial position.

We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 7% of our sales in the second quarter of fiscal 2020 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended November 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries
PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard’s complaint sought unspecified damages and other relief. The Company filed petitions for reexamination in the US Patent and Trademark Office ("USPTO") seeking to invalidate all three patents asserted by Bard in the litigation. The Company's petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the USPTO Board of Appeals and Interferences for all three reexaminations which were decided as follows: For US Patent No. 7,785,302), the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. For U.S. Patent No. 7,959,615 the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third (issued on March 29 for U.S. Patent No. 7,947,022) the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard sought Rehearing in all three appeals and the Company sought Rehearing in the ‘302 and ‘615 appeals. The PTO denied all three Rehearing Requests, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.

Bard filed appeals to the Federal Circuit Court of Appeals in all three reexams and the Company Cross-Appealed for the ‘302 and the ‘615 reexams.  Medcomp also filed an Amicus Brief in support of the Company on November 22, 2017.  Meanwhile, on July 12, 2017 Bard assigned the asserted patents to Bard Peripheral Vascular, Inc. (“BPV”) which was added as co-Appellant before the Federal Circuit and as a co-Plaintiff in the Utah action. An oral hearing was held on September 5, 2018 and the Court rendered its decision on September 28, 2018, affirming that claims 1-5 and 10 of the ‘615 patent were invalid, but that claims 6-7 of the 615 patent and 1-4 of the 302 patent were valid over the prior art references considered in the Reexamination proceedings.  The Federal Circuit also reversed the PTAB’s claim construction ruling and remanded for consideration of obviousness for the remaining claims under the new claim construction ruling and for further findings with respect to whether one of the asserted references qualified as a printed publication.  On January 28, 2019, on remand, the USPTO reversed the rejections of the ‘302 claims 1-10, ‘022 claims 1-20 and ‘615 claims 8-9.  The USPTO has since issued Inter Partes Reexamination Certificates for the ‘302 Patent for the ‘022 patent and for the ‘615 patent. The Company thereafter filed a Motion to Unstay the Utah Case and that motion was granted. On November 4, 2019 the Court held a joint Status Conference among the Company’s Utah Action and two other cases filed by Bard on the same patents against Medcomp and Smiths. The Court set a schedule for Motions to Dismiss or Transfer. The Company filed its motion on November 25, 2019; and Bard filed a responsive brief and a motion for venue discovery on December 9, 2019. The Company filed a responsive brief on December 16, 2019 and Bard filed a reply on December 23, 2019. The Company believes these claims are without merit and intends to defend them vigorously.  The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018 and completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial until March 2019. On January 9, 2019 the Court held a further claim construction hearing to resolve two outstanding claim construction issues prior to trial. A Report and Recommendation (by Magistrate-Judge Fallon) was issued on February 11, 2019 and entered by the Court on February 28,

2019. Jury selection was held on Friday March 1, 2019 and trial began on March 4, 2019.  On day four of the jury trial, at the close of C.R. Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law under rule 50(a) as well as its motions for summary judgement on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed.  On April 5, 2019, Bard filed a precautionary Notice of Appeal to the Federal Circuit. On April 26, 2019, the District Court issued a Memorandum and Order confirming the grant of judgment in the Company’s favor of patent ineligibility, non-infringement, patent invalidity and no willful infringement. Meanwhile, on May 10, 2019, the Company filed a Motion for Attorney fees and non-taxable expenses under 35 USC Sec. 285. On May 21, 2019, the Court issued a Memorandum and Order which, inter alia, stayed proceedings on the Company’s fee Motion and the Company’s equitable claims pending appeal; and entered Final Judgment on May 21, 2019 as well. Bard filed a second Notice of Appeal on May 23, 2019. Both appeals have since been consolidated and Bard’s opening brief was served on September 27, 2019 and the Company's answering brief is currently due on January 15, 2020. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

AngioDynamics, Inc. v. C.R. Bard, Inc.

On May 30, 2017, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”).  In this action, the Company alleges that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs.  The Company alleges that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs.  The Company seeks both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017. On August 6, 2018 the court denied Bard’s motion in its entirety.  The parties are currently engaged in discovery, which is set to close in March 2020.
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
The following table provides information with respect to the shares of the Company’s common stock repurchased during the six months ended November 30, 2019:

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (1)
September 1, 2019 - September 30, 2019	—	$—	—	$—
October 1, 2019 - October 31, 2019	—	$—	—	$—
November 1, 2019 - November 30, 2019	—	$—	—	$—
Total	—	$—	—	—

(1)	These amounts are not applicable as the Company currently does not have a share repurchase program in effect.

Item 3.	Defaults on Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
EXHIBIT INDEX

No.	Description

10.1.8	AngioDynamics 2019 Total Shareholder Return Performance Unit Agreement Program.

21	Subsidiaries

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	January 8, 2020	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	January 8, 2020	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Senior Vice President, General Counsel and Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)