Form 10-Q
period 2020-02-29
ANGIODYNAMICS INC
filed 2020-04-08
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 6, 2020
Common Stock, par value $.01	37,694,757

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	Feb 29, 2020	Feb 28, 2019	Feb 29, 2020	Feb 28, 2019
Net sales	$69,780	$65,524	$205,825	$199,451
Cost of sales (exclusive of intangible amortization)	29,481	27,361	85,765	84,783
Gross profit	40,299	38,163	120,060	114,668
Operating expenses:
Research and development	8,395	6,915	22,450	21,365
Sales and marketing	20,934	18,385	60,427	56,054
General and administrative	10,203	8,718	29,651	26,414
Amortization of intangibles	5,019	4,660	13,417	12,599
Change in fair value of contingent consideration	419	609	116	865
Acquisition, restructuring and other items, net	1,565	2,550	4,486	9,700
Total operating expenses	46,535	41,837	130,547	126,997
Operating loss	(6,236)	(3,674)	(10,487)	(12,329)
Other (expenses) income:
Interest expense, net	(166)	(1,442)	(672)	(3,689)
Other expense, net	(131)	(266)	(67)	(72)
Total other expense, net	(297)	(1,708)	(739)	(3,761)
Loss from continuing operations before income tax benefit	(6,533)	(5,382)	(11,226)	(16,090)
Income tax benefit	(824)	(773)	(1,506)	(2,191)
Net loss from continuing operations	(5,709)	(4,609)	(9,720)	(13,899)
Income from discontinued operations, net of income tax	—	5,405	—	16,366
Net income (loss)	$(5,709)	$796	$(9,720)	$2,467
Loss per share - continuing operations
Basic	$(0.15)	$(0.12)	$(0.26)	$(0.37)
Diluted	$(0.15)	$(0.12)	$(0.26)	$(0.37)
Income per share - discontinued operations
Basic	$0.00	$0.14	$0.00	$0.44
Diluted	$0.00	$0.14	$0.00	$0.44
Income (loss) per share
Basic	$(0.15)	$0.02	$(0.26)	$0.07
Diluted	$(0.15)	$0.02	$(0.26)	$0.07
Weighted average shares outstanding
Basic	37,999	37,518	37,924	37,446
Diluted	37,999	37,518	37,924	37,446
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	Feb 29, 2020	Feb 28, 2019	Feb 29, 2020	Feb 28, 2019
Net income (loss)	$(5,709)	$796	$(9,720)	$2,467
Other comprehensive income (loss), before tax:
Unrealized gain on marketable securities	—	—	—	33
Foreign currency translation	8	173	88	(158)
Other comprehensive income (loss), before tax	8	173	88	(125)
Income tax expense related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	8	173	88	(125)
Total comprehensive income (loss), net of tax	$(5,701)	$969	$(9,632)	$2,342
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Feb 29, 2020	May 31, 2019
Assets
Current assets
Cash and cash equivalents	$27,160	$227,641
Accounts receivable, net of allowances of $1,991 and $1,906 respectively	35,619	43,577
Inventories	54,898	40,071
Prepaid expenses and other	11,369	4,003
Total current assets	129,046	315,292
Property, plant and equipment, net	28,182	24,258
Other assets	13,684	3,835
Intangible assets, net	201,956	145,387
Goodwill	359,093	347,666
Total assets	$731,961	$836,438
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$18,304	$22,829
Accrued liabilities	27,445	38,338
Current portion of long-term debt	—	7,500
Current portion of contingent consideration	889	4,635
Other current liabilities	2,074	—
Total current liabilities	48,712	73,302
Long-term debt, net of current portion	14,341	124,407
Contingent consideration, net of current portion	26,405	8,851
Deferred income taxes	24,013	14,542
Other long-term liabilities	8,015	521
Total liabilities	121,486	221,623
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 75,000,000 shares authorized; 38,434,757 and 37,984,382 shares issued and 38,064,757 and 37,614,382 shares outstanding at February 29, 2020 and May 31, 2019, respectively	374	372
Additional paid-in capital	560,330	555,040
Retained earnings	56,749	66,469
Treasury stock, 370,000 shares at February 29, 2020 and May 31, 2019, respectively	(5,714)	(5,714)
Accumulated other comprehensive loss	(1,264)	(1,352)
Total Stockholders’ Equity	610,475	614,815
Total Liabilities and Stockholders' Equity	$731,961	$836,438
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Nine Months Ended
	Feb 29, 2020	Feb 28, 2019
Cash flows from operating activities:
Net income (loss)	$(9,720)	$2,467
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,550	19,158
Non-cash lease expense	1,567	—
Stock based compensation	5,998	7,119
Change in fair value of contingent consideration	116	865
Deferred income taxes	(1,606)	633
Change in accounts receivable allowances	186	(99)
Fixed and intangible asset impairments and disposals	395	689
Write-off of other assets	593	—
Other	70	(5)
Changes in operating assets and liabilities:
Accounts receivable	7,834	(3,853)
Inventories	(14,036)	(2,702)
Prepaid expenses and other	(9,378)	(1,508)
Accounts payable, accrued and other liabilities	(18,003)	(10,336)
Net cash (used in) provided by operating activities	(18,434)	12,428
Cash flows from investing activities:
Additions to property, plant and equipment	(5,756)	(2,303)
Acquisition of intangibles	(350)	—
Cash paid for acquisitions	(55,760)	(84,920)
Proceeds from sale of marketable securities	—	1,350
Net cash used in investing activities	(61,866)	(85,873)
Cash flows from financing activities:
Proceeds from issuance of and borrowings on long-term debt	15,000	55,000
Repayment of long-term debt	(132,500)	(13,750)
Deferred financing costs on long-term debt	(775)	—
Payment of acquisition related contingent consideration	(1,208)	(2,100)
Proceeds (outlays) from exercise of stock options and employee stock purchase plan	(706)	2,023
Net cash provided by (used in) financing activities	(120,189)	41,173
Effect of exchange rate changes on cash and cash equivalents	8	(120)
Decrease in cash and cash equivalents	(200,481)	(32,392)
Cash and cash equivalents at beginning of period	227,641	74,096
Cash and cash equivalents at end of period	$27,160	$41,704

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$214	$(42)
Fair value of contingent consideration for acquisitions	14,900	25,100
Fair value of acquisition consideration included in other long-term liabilities	—	4,691
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2019	37,984,382	$372	$555,040	$66,469	$(1,352)	(370,000)	$(5,714)	$614,815
Net loss				(1,275)				(1,275)
Exercise of stock options	48,136	1	530					531
Issuance/Cancellation of restricted stock units	287,087		(2,459)					(2,459)
Purchases of common stock under ESPP	40,270		628					628
Stock-based compensation			1,984					1,984
Other comprehensive loss, net of tax					(151)			(151)
Balance at August 31, 2019	38,359,875	$373	$555,723	$65,194	$(1,503)	(370,000)	$(5,714)	$614,073
Net loss				(2,736)				(2,736)
Issuance/Cancellation of restricted stock units	4,051							—
Stock-based compensation			2,242					2,242
Other comprehensive income, net of tax					231			231
Balance at November 30, 2019	38,363,926	$373	$557,965	$62,458	$(1,272)	(370,000)	$(5,714)	$613,810
Net loss				(5,709)				(5,709)
Exercise of stock options	2,500		30					30
Issuance/Cancellation of restricted stock units	8,034		(25)					(25)
Purchases of common stock under ESPP	60,297	1	588					589
Stock-based compensation			1,772					1,772
Other comprehensive income, net of tax					8			8
Balance at February 29, 2020	38,434,757	$374	$560,330	$56,749	$(1,264)	(370,000)	$(5,714)	$610,475

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - continued
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2018	37,594,493	$370	$543,762	$5,129	$(952)	(370,000)	$(5,714)	$542,595
Net loss				(469)				(469)
Exercise of stock options	71,336	1	607					608
Issuance/Cancellation of restricted stock units	149,446		(460)					(460)
Issuance/Cancellation of performance share units	5,235							—
Purchases of common stock under ESPP	40,547	1	556					557
Stock-based compensation			2,150					2,150
Other comprehensive loss, net of tax					(92)			(92)
Balance at August 31, 2018	37,861,057	$372	$546,615	$4,660	$(1,044)	(370,000)	$(5,714)	$544,889
Net income				2,140				2,140
Exercise of stock options	10,571		149					149
Issuance/Cancellation of restricted stock units	3,901							—
Stock-based compensation			2,591					2,591
Other comprehensive loss, net of tax					(206)			(206)
Balance at November 30, 2018	37,875,529	$372	$549,355	$6,800	$(1,250)	(370,000)	$(5,714)	$549,563
Net income				796				796
Exercise of stock options	40,346		603					603
Issuance/Cancellation of restricted stock units	7,703		$(49)					(49)
Purchases of common stock under ESPP	32,316		615					615
Stock-based compensation			2,378					2,378
Other comprehensive income, net of tax					173			173
Balance at February 28, 2019	37,955,894	$372	$552,902	$7,596	$(1,077)	(370,000)	$(5,714)	$554,079

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Balance Sheet as of February 29, 2020, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended February 29, 2020 and February 28, 2019, the Consolidated Statements of Stockholders’ Equity for the three months ended February 29, 2020 and February 28, 2019 and the Consolidated Statements of Cash Flows for the nine months ended February 29, 2020 and February 28, 2019 have been prepared by us and are unaudited. The Consolidated Balance Sheet as of May 31, 2019 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended February 29, 2020 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three and nine months ended February 29, 2020 and February 28, 2019 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.
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
2. ACQUISITIONS
C3 Wave Tip Location Acquisition

On December 17, 2019, the Company acquired the C3 Wave tip location asset from Medical Components Inc. for an aggregate purchase price of $10.0 million with $5.0 million of potential future contingent consideration related to technical milestones. This acquisition fills a gap in the Vascular Access portfolio and supports the Company's strategic plan. The Company accounted for this acquisition as an asset purchase. The Company recorded the amount paid at closing as inventory of $0.6 million and intangible assets of a trademark of $0.9 million and product technology of $8.5 million. The intangible assets will be amortized over 15 years. The contingent consideration is comprised of technical milestones and will be accounted for when the contingency is resolved or becomes probable and reasonably estimable.
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

(in thousands)	Preliminary allocation	Adjustments (1)	Revised allocation
Accounts receivable	$50	$—	$50
Inventory	150	—	150
Prepaid and other current assets	54	—	54
Long-term deposits	51		51
Property, plant and equipment	397	—	397
Intangible assets:
Product technology	59,000	1,300	60,300
Goodwill	12,428	(1,001)	11,427
Total assets acquired	$72,130	$299	$72,429
Liabilities assumed
Accounts payable	$84	$—	$84
Other current liabilities	615	—	615
Deferred tax liabilities	10,771	299	11,070
Total liabilities assumed	$11,470	$299	$11,769
Net assets acquired	$60,660	$—	$60,660
(1) Measurement period adjustments are recognized on a prospective basis in the period of change, instead of restating prior periods. There was no impact to reported earnings in connection with these measurement period adjustments for the periods presented. Amounts represent adjustments to the preliminary purchase price allocation first presented in the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2019 resulting from revising the Company's purchase price allocation for this acquisition.

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
RadiaDyne Acquisition

On September 21, 2018, the Company acquired RadiaDyne, a privately held medical diagnostic and device company that designs and develops patient dose monitoring technology to improve cancer treatment outcomes. The aggregate purchase price of $75.0 million included an upfront payment of $47.9 million, contingent consideration with an estimated fair value of $22.3 million, an indemnification holdback of $4.6 million and a purchase price holdback of $0.2 million. The fair value of $22.3 million in contingent consideration comprises $16.5 million for the revenue milestones and $5.8 million for the technical milestones. The $4.6 million indemnification holdback is recorded in accrued liabilities at February 29, 2020 and the $0.2 million purchase price holdback was initially recorded in accrued liabilities, and was paid during the third quarter of fiscal year 2019.
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
As a result of the Divestiture, the results of operations from the Fluid Management business are reported in the accompanying Consolidated Statements of Operations as “Income from discontinued operations, net of income tax” for the three and nine months ended February 28, 2019. The following table summarizes the financial results of our discontinued operations:

	Three Months Ended	Nine Months Ended
(in thousands)	Feb 28, 2019	Feb 28, 2019
Net sales	$20,818	$63,733
Cost of sales (exclusive of amortization)	12,290	38,134
Gross profit	8,528	25,599
Operating expenses
Research and development	295	870
Sales and marketing	1,028	3,061
General and administrative	62	198
Amortization of intangibles	682	2,047
Total operating expenses	2,067	6,176
Operating income	6,461	19,423

Income from discontinued operations before income taxes	6,461	19,423
Income tax expense	1,056	3,057
Income from discontinued operations	$5,405	$16,366
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
Total operating and investing cash flows of discontinued operations for the nine months ended February 28, 2019 is comprised of the following, which excludes the effect of income taxes:

Nine Months Ended
(in thousands)	Feb 28, 2019
Net cash provided by operating activities	841
Net cash provided by investing activities	759

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
Disaggregation of Revenue
The following tables summarize net product revenue by Global Business Unit ("GBU") and geography for the three and nine months ended February 29, 2020 and February 28, 2019:

	Three months ended Feb 29, 2020			Three months Ended Feb 28, 2019
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Vascular Interventions & Therapies	$26,788	$3,764	$30,552	$26,294	$3,004	$29,298
Vascular Access	20,018	4,624	24,642	18,952	3,396	$22,348
Oncology	8,083	6,503	14,586	8,154	5,724	$13,878
Total	$54,889	$14,891	$69,780	$53,400	$12,124	$65,524

	Nine months ended Feb 29, 2020			Nine months Ended Feb 28, 2019
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Vascular Interventions & Therapies	$80,065	$10,551	$90,616	$79,386	$9,484	$88,870
Vascular Access	57,865	12,720	70,585	59,480	10,381	69,861
Oncology	25,451	19,173	44,624	22,329	18,391	40,720
Total	$163,381	$42,444	$205,825	$161,195	$38,256	$199,451

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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the nine months ended February 29, 2020, such product returns were not material.
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Feb 29, 2020	May 31, 2019
Receivables	$35,619	$43,577
Contract assets	$—	$—
Contract liabilities	$612	$681
During the nine months ended February 29, 2020, the Company recognized $1.6 million in revenue that was included in contract liabilities as of the beginning of the period. This was offset by additions to contract liabilities of $1.6 million in the first nine months of the year.
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

5. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Feb 29, 2020	May 31, 2019
Raw materials	$21,304	$16,045
Work in process	9,385	6,786
Finished goods	24,209	17,240
Inventories	$54,898	$40,071

The Company periodically reviews for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at February 29, 2020 and May 31, 2019 was $4.0 million and $4.2 million, respectively. Of the $4.0 million reserve as of February 29, 2020 and the $4.2 million reserve as of May 31, 2019, $0.3 million and $0.4 million, respectively, relates to the inventory reserve for Acculis inventory as a result of the recall announced in the fourth quarter of fiscal year 2017. In addition, as of February 29, 2020 and May 31, 2019, $0.7 million relates to a specific reserve related to the termination of an agreement with a Japanese distributor in the second quarter of fiscal year 2018.

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

The Company's annual testing for impairment of goodwill was completed as of December 31, 2019. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The Company determines the fair value of the reporting unit based on the market valuation approach and concluded that it was not more-likely-than-not that the fair value of the Company's reporting unit was less than its carrying value as of December 31, 2019.

Even though the Company determined that there was no goodwill impairment as of December 31, 2019, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2020. As a result of the current economic environment and the impact that the COVID-19 global pandemic has had on the global capital markets, the Company's market capitalization is below its reporting unit's carrying value as of February 29, 2020. The Company has concluded that this decline in market capitalization is temporary; however, the ultimate scope and scale that the COVID-19 global pandemic has on the Company may necessitate the Company testing goodwill for impairment in the fourth quarter.

The changes in the carrying amount of goodwill for the nine months ended February 29, 2020 were as follows:

(in thousands)
Goodwill balance at May 31, 2019	$347,666
Addition for Eximo acquisition (Note 2)	11,427
Goodwill balance at February 29, 2020	$359,093
Intangible assets consisted of the following:

	Feb 29, 2020
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$251,773	$(85,105)	$166,668
Customer relationships	60,149	(29,005)	31,144
Trademarks	10,150	(6,640)	3,510
Licenses	6,087	(5,453)	634
	$328,159	$(126,203)	$201,956

	May 31, 2019
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$182,971	$(75,412)	$107,559
Customer relationships	60,166	(25,950)	34,216
Trademarks	9,300	(6,404)	2,896
Licenses	5,752	(5,036)	716
	$258,189	$(112,802)	$145,387
Amortization expense for the three months ended February 29, 2020 and February 28, 2019 was $5.0 million and $4.7 million, respectively. Amortization expense for the nine months ended February 29, 2020 and February 28, 2019 was $13.4 million and $12.6 million, respectively.
Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2020	$4,856
2021	18,607
2022	18,003
2023	17,941
2024	16,367
2025 and thereafter	126,182
$201,956

7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Feb 29, 2020	May 31, 2019
Payroll and related expenses	$11,159	$14,987
Royalties	2,015	2,088
Accrued severance	1,020	504
Sales and franchise taxes	631	807
Outside services	2,347	3,514
Litigation matters	—	2,700
Indemnification holdback	4,986	4,807
Other	5,287	8,931
	$27,445	$38,338

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
•fixed charge coverage ratio of consolidated EBITDA minus consolidated capital expenditures to consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.25 to 1.00.
* The definitions of consolidated total indebtedness and consolidated EBITDA are maintained in the credit agreement included as an exhibit to Form 8-k filed on June 6, 2019.
As of February 29, 2020, there was $15.0 million outstanding balance on the Revolving Facility. As of February 29, 2020 and May 31, 2019, the carrying value of long-term debt approximated its fair market value.
The interest rate on the Revolving Facility at February 29, 2020 was 2.92%.
The Company was in compliance with the Credit Agreement covenants as of February 29, 2020.

The Company's maturities of principal obligations under the Credit Agreement are as follows as of February 29, 2020:

(in thousands)
Revolving Facility (1)	$15,000
Less: Unamortized debt issuance costs	(659)
Total	$14,341
(1) The Revolving Facility is due in fiscal year 2024.

9. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 12.9% as of the third quarter of fiscal 2020, as compared to 14.0% for the same period in fiscal 2019. In fiscal 2020, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share based compensation).

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

Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of February 29, 2020. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

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

For the three months ended February 29, 2020 and February 28, 2019, share-based compensation expense was $1.8 million and $2.4 million, respectively. For the nine months ended February 29, 2020 and February 28, 2019, share-based compensation expense was $6.0 million and $7.1 million, respectively.

During the nine months ended February 29, 2020 and February 28, 2019, the Company granted stock options and restricted stock units under the 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of the Company's shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.

During the nine months ended February 29, 2020 and February 28, 2019, the Company granted performance share units under the 2004 Plan to certain employees. The awards may be earned by achieving relative performance levels over the year requisite service period. The performance criteria are based on achieving certain performance targets and the total shareholder return ("TSR") of the Company's common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards are based on the closing trading value of the Company's shares on the date of grant and use a Monte Carlo simulation model.

As of February 29, 2020, there was $14.0 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The Company has sufficient shares to satisfy expected share-based payment arrangements.

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
The following table reconciles basic to diluted weighted-average shares outstanding for the three and nine months ended February 29, 2020 and February 28, 2019 (in thousands):

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 29, 2020	Feb 28, 2019	Feb 29, 2020	Feb 28, 2019
Basic	37,999	37,518	37,924	37,446
Effect of dilutive securities	—	—	—	—
Diluted	37,999	37,518	37,924	37,446

Securities excluded as their inclusion would be anti-dilutive	2,699	2,293	2,656	2,293

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
The table below summarizes net sales by Global Business Unit:

	Three Months Ended		Nine months ended
(in thousands)	Feb 29, 2020	Feb 28, 2019	Feb 29, 2020	Feb 28, 2019
Net sales
Vascular Interventions & Therapies	$30,552	$29,298	$90,616	$88,870
Vascular Access	24,642	22,348	70,585	69,861
Oncology	14,586	13,878	44,624	40,720
Total	$69,780	$65,524	$205,825	$199,451
The table below presents net sales by geographic area based on external customer location:

	Three Months Ended		Nine months ended
(in thousands)	Feb 29, 2020	Feb 28, 2019	Feb 29, 2020	Feb 28, 2019
Net sales
United States	$54,889	$53,400	$163,381	$161,195
International	14,891	12,124	42,444	38,256
Total	$69,780	$65,524	$205,825	$199,451

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

•Level 1 - Inputs to the valuation methodology are quoted market prices for identical assets or liabilities.

•Level 2 - Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.

•Level 3 - Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.
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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis as of February 29, 2020 and May 31, 2019:

	Fair Value Measurements using inputs considered as:			Fair Value at Feb 29, 2020
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$27,294	$27,294
Total Financial Liabilities	$—	$—	$27,294	$27,294

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2019
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$13,486	$13,486
Total Financial Liabilities	$—	$—	$13,486	$13,486

There were no transfers between Level 1, 2 and 3 for the three and nine months ended February 29, 2020.

The table below presents the changes in fair value components of Level 3 instruments in the three and nine months ended February 29, 2020:

Three Months Ended Feb 29, 2020
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, November 30, 2019	$26,875
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration (1)	419
Balance, February 29, 2020	$27,294

Nine Months Ended Feb 29, 2020
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2019	$13,486
Total gains or losses (realized/unrealized):
Contingent consideration liability recorded as the result of the acquisitions (Note 2)	14,900
Change in present value of contingent consideration (1)	116
Contingent consideration payments	(1,208)
Balance, February 29, 2020	$27,294
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

The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of February 29, 2020:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$23,926	Discounted cash flow	Discount rate	4% - 5%
			Probability of payment	66% - 100%
			Projected fiscal year of payment	2023 - 2029
Technical milestones	$3,368	Estimated probability	Estimated probability	90%
			Projected year of payment	2020 - 2022
Total	$27,294

At February 29, 2020, the range of estimated potential undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is $34.0 million to $54.0 million. The milestones, including revenue projections and technical milestones, associated with the contingent consideration must be reached in future periods ranging from fiscal years 2020 to 2029 in order for the associated consideration to be paid.

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

The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	Feb 29, 2020
Assets
Operating lease ROU asset	Other assets	$9,628
Liabilities
Current operating lease liabilities	Other current liabilities	1,879
Non-current operating lease liabilities	Other long-term liabilities	7,724
Total lease liabilities		$9,603
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

Feb 29, 2020
Weighted average remaining term (in years)	5.31
Weighted average discount rate	4.2%
The following table presents the maturities of the lease liabilities:

(in thousands)	Feb 29, 2020
Remainder of 2020	$563
2021	2,190
2022	2,073
2023	2,110
2024	1,562
2025 and thereafter	2,190
Total lease payments	$10,688
Less: Imputed Interest	1,085
Total lease obligations	$9,603
Less: Current portion of lease obligations	1,879
Long-term lease obligations	$7,724

Included in the total lease obligations is a 7-year building operating lease with undiscounted payment obligations of $6.4 million that commenced during the third quarter of fiscal year 2020. In addition to the total lease obligations presented in the table above, the Company has a 5-year building operating lease with undiscounted payment obligations of $1.5 million that is expected to commence during fiscal year 2020.

During the three and nine months ended February 29, 2020, the Company recognized $0.9 million and $2.5 million of operating lease expense, respectively, which includes immaterial short-term leases. As of February 29, 2020, the expenses on the Consolidated Statement of Operations were classified as follows:

(in thousands)	Three Months Ended	Nine Months Ended
Cost of sales	$297	$856
Research and development	192	388
Sales and marketing	100	298
General and administrative	336	927
	$925	$2,469

Future annual payments under non-cancelable operating leases in the aggregate at May 31, 2019, are summarized as follows:

(in thousands)	May 31, 2019
2020	$2,920
2021	2,338
2022	2,133
2023	2,131
2024 and thereafter	3,227
Total lease payments	$12,749

The following table presents supplemental cash flow and other information related to leases for the nine months ended:

(in thousands)	Feb 29, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,767
ROU assets obtained in exchange for lease liabilities
Operating leases	5,595

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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard’s complaint sought unspecified damages and other relief. The Company filed petitions for reexamination in the US Patent and Trademark Office ("USPTO") seeking to invalidate all three patents asserted by Bard in the litigation. The Company's petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the USPTO Board of Appeals and Interferences for all three reexaminations which were decided as follows: For US Patent No. 7,785,302, the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. For U.S. Patent No. 7,959,615 the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third, for U.S. Patent No. 7,947,022 the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard sought Rehearing in all three appeals and the Company sought Rehearing in the ‘302 and ‘615 appeals. The PTO denied all three Rehearing Requests, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.

Bard filed appeals to the Federal Circuit Court of Appeals in all three reexams and the Company Cross-Appealed for the ‘302 and the ‘615 reexams.  MedComp also filed an Amicus Brief in support of the Company on November 22, 2017.  Meanwhile, on July 12, 2017 Bard assigned the asserted patents to Bard Peripheral Vascular, Inc. (“BPV”) which was added as co-Appellant before the Federal Circuit and as a co-Plaintiff in the Utah action. An oral hearing was held on September 5, 2018 and the Court rendered its decision on September 28, 2018, affirming that claims 1-5 and 10 of the ‘615 patent were invalid, but that claims 6-7 of the 615 patent and claims 1-4 of the 302 patent were valid over the prior art references considered in the Reexamination proceedings.  The Federal Circuit also reversed the PTAB’s claim construction ruling and remanded for consideration of obviousness for the remaining claims under the new claim construction ruling and for further findings with respect to whether one of the asserted references qualified as a printed publication.  On January 28, 2019, on remand, the USPTO reversed the rejections of the ‘302 claims 1-10, ‘022 claims 1-20 and ‘615 claims 8-9.  The USPTO has since issued Inter Partes Reexamination Certificates for the ‘302 Patent for the ‘022 patent and for the ‘615 patent. The Company thereafter filed a Motion to Unstay the Utah Case and that motion was granted. On November 4, 2019 the Court held a joint Status Conference among the Company’s Utah Action and two other cases filed by Bard on the same patents against MedComp and

Smiths. The Court set a schedule for defendant's Motions to Dismiss or Transfer. The Company filed its motion on November 25, 2019; and Bard filed a responsive brief and a motion for venue discovery on December 9, 2019. The Company filed a responsive brief on December 16, 2019 and Bard filed a reply on December 23, 2019. On February 27, 2020, the Court referred all non-dispositive motions to Magistrate Furse and on March 3, 2020 the Court granted Bard’s Motion for Venue Discovery and denied the Company’s transfer motion without prejudice to re-filing after completion of the venue discovery, but no later than June 30, 2020. The parties have since stipulated to a schedule for completing venue discovery. The Company believes these claims are without merit and intends to defend them vigorously.  The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018 and completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial until March 2019. On January 9, 2019 the Court held a further claim construction hearing to resolve two outstanding claim construction issues prior to trial. A Report and Recommendation (by Magistrate-Judge Fallon) was issued on February 11, 2019 and entered by the Court on February 28, 2019. Jury selection was held on Friday March 1, 2019 and trial began on March 4, 2019.  On day four of the jury trial, at the close of C.R. Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law under rule 50(a) as well as its motions for summary judgement on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed.  On April 5, 2019, Bard filed a precautionary Notice of Appeal to the Federal Circuit. On April 26, 2019, the District Court issued a Memorandum and Order confirming the grant of judgment in the Company’s favor of patent ineligibility, non-infringement, patent invalidity and no willful infringement. Meanwhile, on May 10, 2019, the Company filed a Motion for Attorney fees and non-taxable expenses under 35 USC Sec. 285. On May 21, 2019, the Court issued a Memorandum and Order which, inter alia, stayed proceedings on the Company’s fee Motion and the Company’s equitable claims pending appeal; and entered Final Judgment on May 21, 2019 as well. Bard filed a second Notice of Appeal on May 23, 2019. Both appeals have since been consolidated and Bard’s opening brief was filed on September 27, 2019; the Company's answering brief was filed on January 15, 2020; and Bard’s reply brief was filed on March 4, 2020. A hearing date has not yet been scheduled. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

AngioDynamics, Inc. v. C.R. Bard, Inc.

On May 30, 2017, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”).  In this action, the Company alleges that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs.  The Company alleges that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs.  The Company seeks both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017. On August 6, 2018 the court denied Bard’s motion in its entirety.  Discovery is largely complete, and the case is currently proceeding to summary judgment and trial.

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

16. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET

Acquisition, Restructuring and Other Items
For the three and nine months ended February 29, 2020 and February 28, 2019 acquisition, restructuring and other items, net consisted of:

	Three months ended		Nine months ended
(in thousands)	Feb 29, 2020	Feb 28, 2019	Feb 29, 2020	Feb 28, 2019
Legal (1)	$637	$1,778	$1,989	$5,524
Mergers and acquisitions (2)	154	292	782	3,153
Transition service agreement (3)	(386)	—	(1,720)	—
Divestiture (4)	781	—	2,241	—
Restructuring	—	10	26	266
Other	379	470	1,168	757
Total	$1,565	$2,550	$4,486	$9,700
(1) Legal expenses related to litigation that is outside the normal course of business.
(2) Mergers and acquisitions expenses related to investment banking, legal and due diligence.
(3) Transition services agreement that was entered into as a result of the sale of the Fluid Management business.
(4) Divestiture expenses incurred to transition manufacturing from Glens Falls, NY to Queensbury, NY.

Included in the $2.0 million in legal for the nine months ended February 29, 2020 is a $0.4 million settlement received for the Biolitec bankruptcy litigation. The settlement received offsets legal expenses paid related to the settlement proceedings.
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

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in each component of accumulated other comprehensive loss, net of tax, are as follows for the three and nine months ended February 29, 2020:

Three months ended Feb 29, 2020
(in thousands)	Foreign currency translation loss
Balance at November 30, 2019	$(1,272)
Other comprehensive income before reclassifications, net of tax	8
Amounts reclassified from accumulated other comprehensive loss	—
Net other comprehensive income	$8
Balance at February 29, 2020	$(1,264)

Nine months ended Feb 29, 2020
(in thousands)	Foreign currency translation loss
Balance at May 31, 2019	$(1,352)
Other comprehensive income before reclassifications, net of tax	88
Amounts reclassified from accumulated other comprehensive loss	—
Net other comprehensive income	$88
Balance at February 29, 2020	$(1,264)

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

Forward-Looking Statements
This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from our expectations. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, our ability to integrate purchased businesses and other factors including natural disasters and pandemics (such as the scope, scale and duration of the impact of the novel coronavirus, COVID-19). Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the SEC.

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
On December 17, 2019, the Company acquired the C3 Wave tip location asset from Medical Components Inc. for an aggregate purchase price of $10.0 million with $5.0 million of potential future contingent consideration related to technical milestones. This acquisition fills a gap in the Vascular Access portfolio and supports the Company's strategic plan. The Company accounted for this acquisition as an asset purchase. The Company recorded the amount paid at closing as inventory of $0.6 million and intangible assets of a trademark of $0.9 million and product technology of $8.5 million. The intangible asset will be amortized over 15 years. The contingent consideration comprises technical milestones and will be accounted for when the contingency is resolved or becomes probable and reasonably estimable under ASC 450.
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
The COVID-19 global pandemic may pose significant risks to our business. It is too early to quantify the impact this situation will have on revenue and profits for the remainder of our fiscal year ended May 31, 2020 or beyond, but the public health actions being undertaken to reduce spread of the virus are and may continue to create significant disruptions with respect to consumer demand, hospital operating procedures and workflow, our ability to continue to manufacture products and the reliability of our supply chain. Accordingly, management is evaluating the Company’s liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as we manage the Company through the uncertainty related to the coronavirus.

As of the date of this report:

1.our field based sales personnel are restricted from traveling, both in the interests of their health as well as at the request of our customers as they seek to increase critical care capacity;
2.our office-based employees have been instructed to work remotely, and
3.our manufacturing facility in Queensbury, New York is operating under our business continuity plan with precautions including, without limitation, creating small “work pods”, increasing distancing and regularly monitoring temperatures.

We anticipate that guidance and restrictions from the Center for Medicaid Services, hospitals and hospital systems to reduce “elective-like” procedures and prioritize critical care and coronavirus patients will have a materially adverse impact on certain procedure volumes to which certain of our products relate.
As discussed in more detail below, we will closely monitor our liquidity and capital resources through the disruption caused by the COVID-19 pandemic.

In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three and nine months ended February 29, 2020 compared to the three and nine months ended February 28, 2019 follows:
Three months ended February 29, 2020:
•Revenue increased by 6.5% to $69.8 million
•Gross margin decreased 40 bps to 57.8%
•Operating loss increased by $2.6 million to $6.2 million
•Loss per share from continuing operations increased by $0.03 to a loss of $0.15

Nine months ended February 29, 2020:
•Revenue increased by 3.2% to $205.8 million
•Gross margin increased 80 bps to 58.3%
•Operating loss decreased by $1.8 million to $10.5 million
•Loss per share from continuing operations improved by $0.11 to a loss of $0.26

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are summarized in Note 1 to Notes to Consolidated Financial Statements included in our Form 10-K. While all these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. As of the third quarter of fiscal year 2020, the following updates were made as a result of the COVID-19 global pandemic:

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

Whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable we test intangible assets for impairment based on estimates of future cash flows. Based upon the ultimate scope and scale of the COVID-19 global pandemic, there may be materially negative impacts to the assumptions made with respect to our goodwill and other long lived intangible assets that could result in an impairment of such assets.

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

Results of Operations for the Three Months Ended February 29, 2020 and February 28, 2019

For the three months ended February 29, 2020, the Company reported net loss of $5.7 million, or $0.15 per diluted share, on net sales of $69.8 million, compared with net loss of $4.6 million from continuing operations, or $0.12 loss per diluted share, on net sales of $65.5 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of products and related freight charges, less discounts and returns.

Net sales for the three months ended February 29, 2020 and February 28, 2019:

	Three months ended
(in thousands)	Feb 29, 2020	Feb 28, 2019	% Growth
Net Sales by Global Business Unit
Vascular Interventions & Therapies	$30,552	$29,298	4.3%
Vascular Access	24,642	22,348	10.3%
Oncology	14,586	13,878	5.1%
Total	$69,780	$65,524	6.5%

Net Sales by Geography
United States	$54,889	$53,400	2.8%
International	14,891	12,124	22.8%
Total	$69,780	$65,524	6.5%
For the three months ended February 29, 2020, net sales increased $4.3 million to $69.8 million compared to the same period in the prior year.
Vascular Interventions & Therapies

•Total Vascular Interventions & Therapies sales increased $1.3 million primarily attributable to strong performance in the AngioVac business which grew $1.5 million and in Core Peripheral products which grew $1.3 million year over year. During the quarter, the Company continued to see strong case volumes in AngioVac, which increased 33% from the prior year due to increased adoption of the Company's unique technology and the launch of the next generation of the AngioVac product. There was $0.2 million in sales of the atherectomy product that was acquired as part of the Eximo acquisition in the second quarter of fiscal year 2020. These increases were partially offset by the termination of the Asclera distribution agreement, which contributed $1.7 million of revenue in the prior year.
•U.S. Vascular Interventions & Therapies sales increased $0.5 million due to increased case volume in AngioVac and increased Core Peripheral product sales which was partially offset by the termination of the Asclera distribution agreement, which contributed $1.7 million of revenue in the prior year.
•International Vascular Interventions & Therapies sales increased $0.8 million.

Vascular Access

•Total Vascular Access sales increased $2.3 million due to increased sales across all product lines along with sales from the acquisition of the C3 Wave tip location asset from Medical Components Inc. BioFlo product lines comprise 51% of overall Vascular Access sales compared to 52% a year ago.
•U.S. Vascular Access sales increased $1.1 million across all product lines, including a $0.5 million increase in Port sales as a result of the new GPO arrangement with Premier.
•International Vascular Access sales increased by $1.2 million as the Company continues to expand its global reach of its Vascular Access product offerings.

Oncology

•Total Oncology sales increased $0.7 million year over year primarily due to increased NanoKnife capital sales of $1.0 million and increased NanoKnife disposable sales of $0.5 million. This was partially offset by decreased sales of RadioFrequency Ablation disposables.
•U.S. Oncology sales decreased by $0.1 million due to a decrease in RadioFrequency Ablation and Microwave disposable sales. This was partially offset by an increase in NanoKnife capital sales of $0.6 million and NanoKnife disposable sales of $0.2 million.
•International Oncology sales increased by $0.8 million year over year as a result of increased NanoKnife capital sales of $0.4 million and NanoKnife disposable sales of $0.3 million.

Gross Profit, Operating expenses, and Other income (expense)

	Three months ended
(in thousands)	Feb 29, 2020	Feb 28, 2019	% Change
Gross profit	$40,299	$38,163	5.6%
Gross profit % of sales	57.8%	58.2%
Research and development	$8,395	$6,915	21.4%
% of sales	12.0%	10.6%
Selling and marketing	$20,934	$18,385	13.9%
% of sales	30.0%	28.1%
General and administrative	$10,203	$8,718	17.0%
% of sales	14.6%	13.3%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit increased by $2.1 million compared to the prior year. The increase is primarily attributable to the following:

•Sales volume and price, driven by AngioVac and NanoKnife capital sales, positively contributed $4.5 million year over year.
•Mix negatively impacted gross margin by $0.9 million as a result of higher VA sales.
•Net productivity and a prior year supplier reimbursement negatively impacted gross margin by $0.7 million.
•The termination of the Asclera distribution agreement negatively impacted gross margin by $0.7 million.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense increased $1.5 million compared to the prior year. The increase is primarily attributable to the following:

•Compensation and benefits increased approximately $0.3 million due to increased variable compensation along with increased headcount as a result of the Eximo acquisition.
•Research and development spend related to the Eximo acquisition contributed $1.2 million.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense increased $2.5 million compared to the prior year. The increase is primarily attributable to the following:

•Compensation and benefits increase of approximately $1.1 million which is primarily attributed to increased variable compensation and increased commissions as a result of NanoKnife capital sales.
•Expenses related to the build-out of the Eximo sales and marketing teams to prepare for full product launch of $1.2 million.
•Other sales and marketing expenses increased $0.5 million to support company-wide initiatives was partially offset by decreased outside service fees of $0.2 million.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense increased $1.5 million compared to the prior year. The increase is primarily attributable to the following:

•Legal and professional fees relating to ongoing litigation that is within the normal course of business increased $1.2 million, primarily related to the Company's suit against C.R. Bard.

•Compensation and benefits increased approximately $0.3 million primarily as a result of variable based compensation offset by the reversal of share based compensation expense of $0.7 million for employees who are no longer with the Company.
•Increased consultant spend of $0.2 million, increased expenses related to the Eximo acquisition to integrate the business of $0.2 million and increased travel and expenses of $0.1 million.

	Three months ended
(in thousands)	Feb 29, 2020	Feb 28, 2019	$ Change
Amortization of intangibles	$5,019	$4,660	$359
Change in fair value of contingent consideration	$419	$609	$(190)
Acquisition, restructuring and other items, net	$1,565	$2,550	$(985)
Other expense	$(297)	$(1,708)	$1,411

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•Amortization expense increased $0.4 million compared to the prior year. The addition of the Eximo product technology intangible asset and the C3 Wave tip location intangible assets increased intangible assets by $60.3 million and $9.4 million, respectively. These additions resulted in additional amortization expense of $1.1 million. This was partially offset by the write-off of the Merz intangible in the fourth quarter of fiscal year 2019 and other intangibles that became fully amortized.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•The change from the prior year is due to decreased amortization on the RadiaDyne contingent consideration as a result of the gain of $8.4 million that was recorded in the fourth quarter of fiscal year 2019 and the gain of $0.6 million that was recorded in the first quarter of fiscal year 2020. The Eximo contingent consideration was recorded for $14.9 million in the second quarter of fiscal year 2020. In addition, the final minimum payment of $1.2 million was paid for the Microsulis contingent consideration during the first quarter of fiscal 2020.

Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Acquisition, restructuring and other items, net decreased by $1.0 million compared to the prior year. The decrease is primarily attributable to the following:

•M&A expense of $0.2 million was incurred in the third quarter of fiscal year 2020 compared to $0.3 million in the prior year.
•Legal expense, related to litigation that is outside of the normal course of business, of $0.6 million was recorded in the third quarter of fiscal year 2020 compared to $1.8 million in the prior year.
•In the third quarter of fiscal year 2020, the Company incurred $0.8 million of expense to move manufacturing facilities as a result of the sale of the Fluid Management business.
•As part of the sale of the Fluid Management business, the Company entered into a transition services agreement with Medline for certain legal, human resource, tax, accounting and information technology services from the Company for a period not to exceed 24 months. As a result of the transition services agreement, the Company invoiced Medline $0.4 million in the third quarter of fiscal year 2020.
•Other expenses of $0.4 million in the third quarter of fiscal year 2020 consists of expenses to move the manufacturing of BioSentry products and severance associated with the sale of the Fluid Management business.

Other expenses, net - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•The decrease in other expenses from the prior year of $1.4 million is due to decreased interest expense of $1.3 million as the Credit Facility was paid down in full at the beginning of the first quarter of fiscal year 2020.

Income Tax Provision (Benefit)

	Three months ended
(in thousands)	Feb 29, 2020	Feb 28, 2019
Income tax expense (benefit)	$(0.8)	$(0.8)
Effective tax rate including discrete items	12.6%	14.4%

Our effective tax rate including discrete items for the three month periods ended February 29, 2020 and February 28, 2019 was 12.6% and 14.4%, respectively. In fiscal 2020, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share based compensation).

The estimated annual effective tax rate, however, prior to discrete items was 12.9% in the third quarter of fiscal 2020, as compared to 14.0% for the same period in fiscal 2019.

Results of Operations for the Nine Months Ended February 29, 2020 and February 28, 2019

For the nine months ended February 29, 2020, the Company reported net loss of $9.7 million, or $0.26 per diluted share, on net sales of $205.8 million, compared with net loss of $13.9 million from continuing operations, or $0.37 loss per diluted share, on net sales of $199.5 million during the same quarter of the prior year.

Net Sales

Net sales - Net sales are derived from the sale of products and related freight charges, less discounts and returns.

Net sales for the nine months ended February 29, 2020 and February 28, 2019:

	Nine months ended
(in thousands)	Feb 29, 2020	Feb 28, 2019	% Growth
Net Sales by Global Business Unit
Vascular Interventions & Therapies	$90,616	$88,870	2.0%
Vascular Access	70,585	69,861	1.0%
Oncology	44,624	40,720	9.6%
Total	$205,825	$199,451	3.2%

Net Sales by Geography
United States	$163,381	$161,195	1.4%
International	42,444	38,256	10.9%
Total	$205,825	$199,451	3.2%
For the nine months ended February 29, 2020, net sales increased $6.4 million to $205.8 million compared to the same period in the prior year.
Vascular Interventions & Therapies

•Total Vascular Interventions & Therapies sales increased $1.7 million primarily attributable to strong performance in the AngioVac business which grew $4.2 million and in Core Peripheral products which grew $1.6 million year over year. During the period, the Company continued to see strong case volumes in AngioVac, which increased 33% from the prior year due to increased adoption of the Company's unique technology and the launch of the next generation of the AngioVac product. There was $0.2 million in sales of the atherectomy product that was acquired as part of the Eximo acquisition in the second quarter of fiscal year 2020. These increases were partially offset by the termination of the Asclera distribution agreement, which contributed $4.8 million of revenue in the prior year.
•U.S. Vascular Interventions & Therapies sales increased $0.6 million due to increased case volume in AngioVac and increased Core Peripheral product sales which were partially offset by the termination of the Asclera distribution agreement, which contributed $4.8 million of revenue in the prior year.

•International Vascular Interventions & Therapies sales increased $1.1 million due to increased volume in Angiographic catheters primarily in EMEA (Europe, the Middle East and Africa).

Vascular Access

•Total Vascular Access sales increased $0.7 million driven by Midline and Dialysis sales of $1.2 million which were partially offset by decreases in PICCs and Ports. BioFlo product lines comprise 51% of overall Vascular Access sales in both the current year and prior year.
•U.S. Vascular Access sales decreased by $1.6 million due to competitive pressures in the PICC product lines and lower Port sales. This was partially offset by growth in Midlines and in Dialysis products which continued to gain traction in the marketplace.
•International Vascular Access sales increased by $2.3 million as the Company continues to expand its global reach of its Vascular Access product offerings.

Oncology

•Total Oncology sales increased $3.9 million year over year primarily due to increased NanoKnife capital sales of $3.8 million along with $1.8 million and $0.9 million in increased sales of balloons and BioSentry products, respectively. This was partially offset by decreased sales of Radiofrequency Ablation and NanoKnife disposable sales.
•U.S. Oncology sales increased by $3.2 million, driven by NanoKnife capital sales of $1.9 million, balloon sales of $1.8 million and BioSentry sales of $0.7 million. This was partially offset by a decrease in RadioFrequency Ablation and NanoKnife disposable sales.
•International Oncology sales increased by $0.7 million year over year as a result of increased NanoKnife capital sales of $1.9 million. This was offset by decreased RadioFrequency product sales.
Gross Profit, Operating expenses, and Other income (expense)

	Nine months ended
(in thousands)	Feb 29, 2020	Feb 28, 2019	% Change
Gross profit	$120,060	$114,668	4.7%
Gross profit % of sales	58.3%	57.5%
Research and development	$22,450	$21,365	5.1%
% of sales	10.9%	10.7%
Selling and marketing	$60,427	$56,054	7.8%
% of sales	29.4%	28.1%
General and administrative	$29,651	$26,414	12.3%
% of sales	14.4%	13.2%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit increased by $5.4 million compared to the prior year. The increase is primarily attributable to the following:

•Sales volume and price driven by AngioVac and NanoKnife capital sales positively contributed $7.1 million year over year.
•Net productivity contributed $1.1 million of favorability.
•Mix negatively impacted gross margin by $0.6 million as a result of higher VA sales.
•Other items, including a royalty step-up and a prior year supplier reimbursement, negatively impacted gross margin by $0.2 million.
•The termination of the Asclera distribution agreement negatively impacted gross margin by $2.1 million.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense increased $1.1 million compared to the prior year. The increase is primarily attributable to the following:

•Compensation and benefits increased approximately $0.3 million due to increased variable compensation along with increased headcount as a result of the Eximo acquisition.
•Research and development spend related to the Eximo acquisition contributed $1.7 million.
•Other R&D expenses, including facilities, samples and project initiatives timing resulted in a decrease of $0.8 million.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense increased $4.4 million compared to the prior year. The increase is primarily attributable to the following:

•Compensation and benefits increase of approximately $2.4 million which is primarily attributed to increased variable compensation and increased commissions as a result of NanoKnife capital sales.
•Expenses related to the build-out of the Eximo sales and marketing teams to prepare for full product launch of $1.5 million.
•Other sales and marketing expenses increased $1.0 million to support company-wide initiatives.
•Outside service fees decreased $0.4 million.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense increased $3.2 million compared to the prior year. The increase is primarily attributable to the following:

•Legal and professional fees relating to ongoing litigation that is within the normal course of business increased $3.5 million, primarily related to the Company's suit against C.R. Bard.
•Compensation and benefits decreased approximately $1.4 million primarily as a result of the reversal of share based compensation expense for employees who are no longer with the Company along with the timing of fully vested share based compensation awards..
•Increased expenses related to the Eximo acquisition to integrate the business of $0.5 million and increased other expenses of $0.6 million.

	Nine months ended
(in thousands)	Feb 29, 2020	Feb 28, 2019	$ Change
Amortization of intangibles	$13,417	$12,599	$818
Change in fair value of contingent consideration	$116	$865	$(749)
Acquisition, restructuring and other items, net	$4,486	$9,700	$(5,214)
Other expense	$(739)	$(3,761)	$3,022

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•Amortization expense increased $0.8 million compared to the prior year. The addition of the Eximo product technology intangible asset and the C3 Wave tip location intangible assets increased intangible assets by $60.3 million and $9.4 million, respectively. These additions resulted in additional amortization expense of $1.8 million. This was partially offset by the write-off of the Merz intangible in the fourth quarter of fiscal year 2019 and other intangibles that became fully amortized.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•The change from the prior year is due to the gain of $0.6 million that was recorded on the technical milestones for the RadiaDyne contingent consideration in the first quarter of fiscal year 2020. The gain was partially offset by decreased amortization on the RadiaDyne contingent consideration as a result of the first quarter gain along with the $8.4 million gain that was recorded in the fourth quarter of fiscal year 2019. The Eximo contingent consideration was recorded for $14.9 million in the second quarter of fiscal year 2020. In addition, the final minimum payment of $1.2 million was paid for the Microsulis contingent consideration during the first quarter of fiscal 2020.

Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Acquisition, restructuring and other items, net decreased by $5.2 million compared to the prior year. The decrease is primarily attributable to the following:

•M&A expense of $0.8 million was incurred in fiscal year 2020 compared to $3.2 million in the prior year.
•Legal expense, related to litigation that is outside of the normal course of business, of $2.0 million was recorded in fiscal year 2020, which includes an offset of $0.4 million from the Biolitec bankruptcy settlement, compared to $5.5 million in the prior year.
•In fiscal year 2020, the Company incurred $2.2 million of expense to move manufacturing facilities as a result of the sale of the Fluid Management business.
•As part of the sale of the Fluid Management business, the Company entered into a transition services agreement with Medline for certain legal, human resource, tax, accounting and information technology services from the Company for a period not to exceed 24 months. As a result of the transition services agreement, the Company invoiced Medline $1.7 million in fiscal year 2020.
•Other expenses of $1.2 million in fiscal year 2020 consists of expenses to move the manufacturing of BioSentry products and severance associated with the sale of the Fluid Management business.

Other expenses, net - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•The decrease in other expenses from the prior year of $3.0 million is due to decreased interest expense of $3.4 million as the Credit Facility was paid down in full at the beginning of the first quarter of fiscal year 2020. In addition to the decrease in interest expense, interest income increased $0.3 million from the prior year as a result of increased cash due to proceeds from the sale of the Fluid Management business. These increases are partially offset by the write-off of the deferred financing fees that were associated with the old Credit Facility of $0.5 million. Other expenses also include foreign currency fluctuations which increased by $0.2 million.

Income Tax Provision (Benefit)

	Nine months ended
(in thousands)	Feb 29, 2020	Feb 28, 2019
Income tax expense (benefit)	$(1.5)	$(2.1)
Effective tax rate including discrete items	13.4%	13.6%

Our effective tax rate including discrete items for the nine month periods ended February 29, 2020 and February 28, 2019 was 13.4% and 13.6%, respectively. In fiscal 2020, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share based compensation).

The estimated annual effective tax rate, however, prior to discrete items was 12.9% in the third quarter of fiscal 2020, as compared to 14.0% for the same period in fiscal 2019.

Liquidity and Capital Resources

We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic. We believe that our current cash on hand and availability under our revolving credit facility provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. We are closely monitoring receivables and payables. In addition, we believe that our recently increased inventory levels provide additional risk mitigation in the event we incur a manufacturing disruption.

Our cash and cash equivalents totaled $27.2 million as of February 29, 2020, compared with $227.6 million as of May 31, 2019. As of February 29, 2020, there was $15.0 million in debt outstanding and as of May 31, 2019 there was $132.5 million principal debt outstanding. The fair value of contingent consideration liability as of February 29, 2020 and May 31, 2019, was $27.3 million and $13.5 million, respectively.
The table below summarizes our cash flows for the nine months ended February 29, 2020 and February 28, 2019:

	Nine Months Ended
(in thousands)	Feb 29, 2020	Feb 28, 2019
Cash used in:
Operating activities	$(18,434)	$12,428
Investing activities	(61,866)	(85,873)
Financing activities	(120,189)	41,173
Effect of exchange rate changes on cash and cash equivalents	8	(120)
Net change in cash and cash equivalents	$(200,481)	$(32,392)

During the nine months ended February 29, 2020 and February 28, 2019, cash flows consisted of the following:

Cash used in operating activities

Nine months ended February 29, 2020:

•Net loss of $9.7 million plus the non-cash items, primarily driven by depreciation and amortization and share based compensation, contributed to cash used in operations of $18.4 million.
•Working capital was negatively impacted by increased inventory on hand of $14.0 million and decreased accounts payable and accrued liabilities of $18.0 million. Accounts receivable had a favorable impact on working capital as a result of the sale of the Fluid Management business.

Nine months ended February 28, 2019:

•Net income was driven by increased sales and increased gross profit. This was partially offset by higher operating expenses in research and development, selling and marketing and general administrative as well as costs related to our acquisition and restructuring activities.
•The Company continues to focus on optimizing its cash conversion cycle. In the third quarter of fiscal year 2019, working capital was negatively impacted by increased inventory on hand of $2.7 million. Days sales outstanding ("DSO") increased as a result of increased sales in the third quarter. This had a $3.9 million negative impact on working capital. Also, the $12.7 million DOJ settlement payment that was made during the first quarter of fiscal year 2019 negatively impacted working capital from accounts payable and accrued liabilities.

Cash used in investing activities

Nine months ended February 29, 2020 and February 28, 2019:

•$5.8 million in fixed asset additions versus $2.3 million in the prior year.
•$10.0 million cash payment to Medical Components Inc to acquire the C3 wave tip location asset and $45.8 million cash payment to acquire Eximo Medical Ltd. in fiscal year 2020 compared to a $37.0 million cash payment to acquire the BioSentry product from SSC and a $47.9 million cash payment to acquire RadiaDyne in fiscal year 2019. Refer to Note 2 to the financial statements.

Cash used in financing activities

Nine months ended February 29, 2020 and February 28, 2019:

•$132.5 million repayment of long-term debt in conjunction with the new Credit Agreement that was entered into at the beginning of the first quarter of fiscal year 2020. Refer to Note 8 of the financial statements.

•$15.0 million draw on the revolver in fiscal year 2020 for the acquisition of the C3 Wave tip location asset compared with $55.0 million draw on the revolver in fiscal year 2019 as a result of the RadiaDyne acquisition described in Note 2 to the financial statements.
•$13.8 million repayment on the Term Loan in the prior year. This was consistent with the required amortization payment on the Term Loan.
•$0.7 million of outlays from stock option and ESPP activity versus $2.0 million in proceeds in the prior year.
•$1.2 million payment on earn-out liabilities in the current year compared to $2.1 million in the prior year.

On June 3, 2019 and in connection with the completion of the Fluid Management divestiture, the Company repaid all amounts outstanding under its existing Credit Agreement and entered into a new Credit Agreement. The Credit Agreement provides for a $125.0 million secured revolving credit facility, which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $75.0 million.  The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00. The other financial covenant requires us to maintain a total leverage ratio of not greater than 3.00 to 1.00. The total leverage ratio is based upon our trailing twelve months total adjusted EBITDA (as defined in the Credit Agreement). The amount that we can borrow under our Credit Agreement is directly based on our leverage ratio.
On December 17, 2019, the Company made a $15.0 million draw on the revolving credit facility as part of the acquisition of the C3 Wave tip location asset from Medical Components Inc. that is described Note 2 to the financial statements. We believe that our current cash and investment balances, together with cash generated from operations and access to our revolving credit facility, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our credit facility and investments that could impact our results of operations and financial position.

We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 7% of our sales in the third quarter of fiscal 2020 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended February 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries
PART II: OTHER INFORMATION

Item 1. Legal Proceedings.
C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard’s complaint sought unspecified damages and other relief. The Company filed petitions for reexamination in the US Patent and Trademark Office ("USPTO") seeking to invalidate all three patents asserted by Bard in the litigation. The Company's petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the USPTO Board of Appeals and Interferences for all three reexaminations which were decided as follows: For US Patent No. 7,785,302, the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. For U.S. Patent No. 7,959,615 the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third, for U.S. Patent No. 7,947,022 the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard sought Rehearing in all three appeals and the Company sought Rehearing in the ‘302 and ‘615 appeals. The PTO denied all three Rehearing Requests, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.

Bard filed appeals to the Federal Circuit Court of Appeals in all three reexams and the Company Cross-Appealed for the ‘302 and the ‘615 reexams.  MedComp also filed an Amicus Brief in support of the Company on November 22, 2017.  Meanwhile, on July 12, 2017 Bard assigned the asserted patents to Bard Peripheral Vascular, Inc. (“BPV”) which was added as co-Appellant before the Federal Circuit and as a co-Plaintiff in the Utah action. An oral hearing was held on September 5, 2018 and the Court rendered its decision on September 28, 2018, affirming that claims 1-5 and 10 of the ‘615 patent were invalid, but that claims 6-7 of the 615 patent and claims 1-4 of the 302 patent were valid over the prior art references considered in the Reexamination proceedings.  The Federal Circuit also reversed the PTAB’s claim construction ruling and remanded for consideration of obviousness for the remaining claims under the new claim construction ruling and for further findings with respect to whether one of the asserted references qualified as a printed publication.  On January 28, 2019, on remand, the USPTO reversed the rejections of the ‘302 claims 1-10, ‘022 claims 1-20 and ‘615 claims 8-9.  The USPTO has since issued Inter Partes Reexamination Certificates for the ‘302 Patent for the ‘022 patent and for the ‘615 patent. The Company thereafter filed a Motion to Unstay the Utah Case and that motion was granted. On November 4, 2019 the Court held a joint Status Conference among the Company’s Utah Action and two other cases filed by Bard on the same patents against MedComp and Smiths. The Court set a schedule for defendant's Motions to Dismiss or Transfer. The Company filed its motion on November 25, 2019; and Bard filed a responsive brief and a motion for venue discovery on December 9, 2019. The Company filed a responsive brief on December 16, 2019 and Bard filed a reply on December 23, 2019. On February 27, 2020, the Court referred all non-dispositive motions to Magistrate Furse and on March 3, 2020 the Court granted Bard’s Motion for Venue Discovery and denied the Company’s transfer motion without prejudice to re-filing after completion of the venue discovery, but no later than June 30, 2020. The parties have since stipulated to a schedule for completing venue discovery. The Company believes these claims are without merit and intends to defend them vigorously.  The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018 and completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial until March 2019. On January 9, 2019 the Court held a further claim construction hearing to resolve two outstanding claim construction issues prior to trial. A Report and Recommendation (by Magistrate-Judge Fallon) was issued on February 11, 2019 and entered by the Court on February 28, 2019. Jury selection was held on Friday March 1, 2019 and trial began on March 4, 2019.  On day four of the jury trial, at the close of C.R. Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law under rule 50(a) as well as its motions for summary judgement on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed.  On April 5, 2019, Bard filed a precautionary Notice of Appeal to the Federal Circuit. On April 26, 2019, the District Court issued a Memorandum and Order confirming the grant of judgment in the Company’s favor of patent ineligibility, non-infringement, patent invalidity and no willful infringement. Meanwhile, on May 10, 2019, the Company filed a Motion for Attorney fees and non-taxable expenses under 35 USC Sec. 285. On May 21, 2019, the Court issued a Memorandum and Order which, inter alia, stayed proceedings on the Company’s fee Motion and the Company’s equitable claims pending appeal; and entered Final Judgment on May 21, 2019 as well. Bard filed a second Notice of Appeal on May 23, 2019. Both appeals have since been consolidated and Bard’s opening brief was filed on September 27, 2019; the Company's answering brief was filed on January 15, 2020; and Bard’s reply brief was filed on March 4, 2020. A hearing date has not yet been scheduled. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

AngioDynamics, Inc. v. C.R. Bard, Inc.

On May 30, 2017, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”).  In this action, the Company alleges that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs.  The Company alleges that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs.  The Company seeks both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017. On August 6, 2018 the court denied Bard’s motion in its entirety.  Discovery is largely complete, and the case is currently proceeding to summary judgment and trial.

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

Item 1A. Risk Factors.
In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2019 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K.
We are dependent on the proper functioning of our critical facilities, our supply chain and distribution networks and our sales force as well as the financial stability of our customers, all of which could be negatively impacted by the coronavirus in a manner that could materially adversely affect our business, financial condition or results of operations.
Our ability to manufacture products may be materially adversely impacted by the coronavirus.
The Novel Coronavirus Disease 2019 (COVID-19) (“coronavirus”) is impacting worldwide economic activity. Estimates for economic growth have been reduced as a result of the coronavirus, which may have a corresponding effect on our sales activity. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. With the spread of the coronavirus to the United States and other countries, it is unclear how economic activity and work flows might be impacted on a worldwide basis. Many employers in the United States are requiring their employees to work from home or not come into their offices or facilities. We manufacture primarily out of one facility in Queensbury, New York, and partially out of a facility in Glens Falls, New York. If the manufacturing capabilities of these two sites are impacted as a result of the coronavirus, it may not be possible for us to timely manufacture relevant products at required levels or at all. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We also might be unable to obtain products, product components, or sterilized products from our suppliers and vendors due to the additional constraints on suppliers created by the coronavirus. Any delays in delivery of or shortages in products and components could interrupt and delay manufacturing of our products and result in the cancellation of orders for our products.
Our sales may be materially adversely impacted by the coronavirus.
Our sales force functions by meeting in person with physicians and health care providers to discuss our products. The coronavirus may negatively affect demand for our products by limiting the ability of our sales personnel to maintain their customary contacts with customers for a period of time. We may also find that distributors will have to prioritize their work load and may be forced to slow their activities as a result of the coronavirus. As a result, we cannot assure you that our sales force or distributors will increase or maintain our current levels of unit sales or increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, there is a risk that our international distributors will not be financially viable due to the impact of coronavirus in their respective countries.
We may also experience significant and unpredictable reductions in demand for certain products as our health care customers re-prioritize the treatment of patients and divert resources away from non-coronavirus areas. For example, elective surgeries are being de-prioritized which will negatively impact the usage of certain products, including, without limitation, our EVLT and core products and certain Oncology products. As a result of coronavirus, our customers and vendors may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or pay for our products on a timely basis, if at all.
The execution of our clinical studies may be materially adversely impacted by the coronavirus.
Our future business prospects are highly dependent on generating, collecting and disseminating data pursuant to clinical trials. Clinical trials, including, without limitation, our DIRECT Study, studying the use of NanoKnife to treat pancreatic cancer, and our Pathfinder Registry, collecting data on the use of our Atherectomy laser, may be materially impacted by the coronavirus as hospitals prioritize treating coronavirus patients and creating capacity. Delays in the initiation of sites or enrollment of patients in these and other clinical studies, may have a material adverse effect on our results of operations and future business prospects.
Our ability to raise capital may be materially adversely impacted by the coronavirus.
Any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital. As of the end of our third fiscal quarter we have a strong balance sheet and do not anticipate the need to raise additional capital. However, we cannot predict when the macro-economic disruption stemming from the coronavirus will ebb or when the economy will return to pre-coronavirus levels, if at all. If the macro-economic disruption continues for pro-longed periods we may need to raise additional capital and capital may not be available on acceptable terms, or at all.
The impact of the coronavirus on economic activity, and its effect on our manufacturing facility, supply chain and distribution networks, our sales force and our customers are uncertain at this time and could have a material adverse effect on our results, especially to the extent theses effects persist or exacerbate over an extended period of time.
Value of our goodwill and other long lived intangible assets may be materially impaired as a result of COVID-19.
A significant portion of our assets consists of goodwill, intangible assets and fixed assets, the carrying value of which may be reduced if we determine that those assets are impaired.
Most of our intangible and fixed assets have finite useful lives and are amortized or depreciated over their useful lives on either a straight-line basis or over the expected period of benefit or as revenues are earned from the sales of the related products. The underlying assumptions regarding the estimated useful lives of these intangible assets are reviewed quarterly and more often if an event or circumstance occurs making it likely that the carrying value of the assets may not be recoverable and are adjusted through accelerated amortization if necessary. Whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable we test intangible assets for impairment based on estimates of future cash flows. Based upon the ultimate scope and scale of the COVID-19 global pandemic, there may be materially negative impacts to the assumptions made with respect to our goodwill and other long lived intangible assets that could result in an impairment of such assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the nine months ended February 29, 2020:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (1)
December 1, 2019 - December 31, 2019	736	$15.62	—	$—
January 1, 2020 - January 31, 2020	490	$15.02	—	$—
February 1, 2020 - February 29, 2020	490	$12.76	—	$—
Total	1,716	$14.63	—	—
(1)These amounts are not applicable as the Company currently does not have a share repurchase program in effect.

Item 3. Defaults on Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6

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

ANGIODYNAMICS, INC.
(Registrant)

Date:	April 8, 2020	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	April 8, 2020	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)