Form 10-K
period 2020-05-31
ANGIODYNAMICS INC
filed 2020-08-10
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2020

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
(518) 795-1400
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	ANGO	NASDAQ Global Select Market

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $531,215,389 computed by reference to the last sale price of the common stock on that date as reported by The NASDAQ Global Select Market.

As of August 5, 2020 there were 37,869,430 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year ended May 31, 2020.

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
The Company grew over the following years as a result of acquisitions of companies including RITA Medical Systems in January 2007, Oncobionic in May 2008, Vortex Medical, Inc. in October 2012, Clinical Devices in August 2013, the assets of Diomed in June 2008 and the assets of Microsulis Medical Limited in January 2013. These acquisitions added product lines including market-leading ablation and NanoKnife systems, vascular access products, angiographic products and accessories, dialysis products, drainage products, thrombolytic products, embolization products and venous products. In May 2012, AngioDynamics acquired Navilyst Medical, bringing market-leading Fluid Management systems into our portfolio. The acquisition significantly expanded the Company's scale, doubling its share of the vascular access market while building critical mass in the peripheral vascular market.
In August 2018, the Company acquired the BioSentry product line from Surgical Specialties, LLC. In September 2018, the Company acquired RadiaDyne, which consisted of the OARtrac dose monitoring technology along with endorectal and vaginal balloons.
On May 31, 2019, the Company completed the sale of the Fluid Management business and all of the assets used primarily in connection with the Fluid Management business to Medline Industries, Inc. pursuant to an asset purchase agreement dated April 17, 2019.
On October 2, 2019, the Company acquired Eximo Medical, Ltd., a pre-commercial stage medical device company and its proprietary 355nm laser atherectomy technology, which treats Peripheral Artery Disease. This product has been renamed Auryon.
On December 17, 2019, the Company acquired the C3 Wave tip location asset from Medical Components Inc. This acquisition fills a gap in the Vascular Access portfolio.
Headquartered in Latham, N.Y., with manufacturing primarily out of the Queensbury facility, AngioDynamics is publicly traded on the NASDAQ stock exchange under the symbol ANGO.
PRODUCTS
Our product offerings fall within three Global Business Units (GBUs): Oncology/Surgery ("OS"), Vascular Interventions and Therapies ("VIT") and Vascular Access ("VA"). All products discussed below have been cleared for sale in the United States by the Food and Drug Administration. International regulatory clearances vary by product and jurisdiction.
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
The hydrogel plug is made from a synthetic tissue-friendly polymer that fully reabsorbs into the body and the coaxial adapter mates with a coaxial needle to ensure a proper fit and delivery of the plug.
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
Vascular Interventions and Therapies Products
AngioDynamics’ Vascular Interventions and Therapies product offerings support the medical areas of Thrombus Management, Atherectomy, Peripheral Products (Core) and Venous Insufficiency.
Thrombus Management
Our Thrombus Management portfolio includes the proprietary AngioVac venous drainage cannula and circuit, as well as catheter directed thrombolytic devices, including the Uni-Fuse, Pulse Spray and SpeedLyser infusion catheters. AngioDynamics offers a range of options when treating thrombus and removing fresh, soft thrombi or emboli.

AngioVac
Our AngioVac venous drainage system includes a Venous Drainage Cannula and Extracorporeal Circuit. The cannula is indicated for use as a venous drainage cannula and for removal of fresh, soft thrombi or emboli during extracorporeal bypass. The AngioVac circuit is indicated for use in procedures requiring extracorporeal circulatory support for periods of up to six hours. AngioVac devices are for use with other manufacturers’ off-the-shelf pump, filter and reinfusion cannula, to facilitate venous drainage as part of an extracorporeal bypass procedure.
The AngioVac venous drainage cannula is a 22 French flat coil-reinforced cannula designed with a self-expanding nitinol reinforced funnel shaped distal tip. The proprietary funnel shaped tip enhances venous drainage flow when the distal tip is exposed by retracting the sheath and prevents clogging of the cannula with commonly encountered undesirable intravascular material, and facilitates embolic removal of such extraneous material.
Auryon
The Auryon Atherectomy system is the latest advancement in peripheral arterial disease. Auryon System is designed to deliver an optimized wavelength, pulse width, and amplitude to remove lesions while preserving vessel wall endothelium. Additionally, the Auryon system includes aspiration which enhances the safety of the procedure. Regardless of lesion type, Auryon has been shown to provide exceptional safety and efficacy. The Auryon Atherectomy System is indicated for use in the treatment, including atherectomy, of infrainguinal stenoses and occlusions, including in-stent restenosis (ISR).
Thrombolytic Catheters
Thrombolytic catheters are used to deliver thrombolytic agents, which are drugs that dissolve blood clots in hemodialysis access grafts, arteries, veins and surgical bypass grafts. AngioDynamics’ Uni-Fuse infusion catheter features pressure response outlets, a patented, time-tested slit technology that provides a consistent, even distribution of fluid volume along the entire length of the infusion pattern, resulting in a 12-fold advantage over standard side-hole catheters.¹
We also offer the Pulse-Spray infusion system for high pressure, pulsed delivery of lytic agent to shorten treatment time, and the SpeedLyser infusion system built for dialysis grafts and fistulas.
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
Our angiographic catheter line includes the following brands, all with radiopaque tips to assure excellent visibility under fluoroscopy:
•Soft-Vu flush catheters are available in flush and selective varieties. Flush catheters are used in procedures where a high flow of contrast is required for “big picture” diagnostics. Anomalies discovered through a flush angiogram may require further investigation into a vessel of interest. Soft-Vu selective catheters are used to gain access to smaller or more distal vessels and advance the catheter or wire into the diseased section.
•Accu-Vu sizing catheters feature radiopaque marker bands at the distal (farthest away) portion of the catheter to provide a highly accurate measurement of the patient’s anatomy. This enables precise measurement for interventional devices (stents, filters, etc.)
•AngiOptic catheters have total catheter radiopacity, ensuring tip-to-hub visibility. This catheter is also constructed with a firm tip material that enhances stability during high-flow injections, providing excellent pushability.
•Mariner catheters have a hydrophilic coating that, when combined with water, reduces friction. This makes insertion potentially easier and more comfortable for the patient, and can also be used for advancing through tortuous anatomy.
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
Vascular Access Products
Our portfolio of Vascular Access products includes a broad offering of peripherally inserted central catheters (PICCs), midline catheters, implantable ports, dialysis catheters and related accessories and supplies. These products are used to deliver, primarily, short-term drug therapies, such as chemotherapeutic agents and antibiotics, into the central venous system. Delivery to the circulatory system allows drugs to mix with a large volume of blood as compared to intravenous drug delivery into a superficial vessel. Our Vascular Access product family also includes the proprietary BioFlo catheter and C3 Wave tip location.
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
Midlines
Midline catheters are inserted via the same veins used for PICC placement in the middle third of the upper arm; however, the midline catheter is advanced and placed so that the catheter tip is level or near the level of the axilla and distal to the shoulder. Our Midline product offerings include:
•BioFlo® Midline: Our BioFlo Midline Catheter which incorporates Endexo Technology, is an effective solution to preserving a patient’s peripheral access . It provides a cost-effective alternative to multiple IV site rotations for patients who need short-term venous access.
PICCs
A peripherally inserted central catheter, or PICC, is a long thin catheter that is inserted into a peripheral vein, typically in the upper arm, and advanced until the catheter tip terminates in a large vein in the chest near the heart to obtain intravenous access. PICCs can typically be used for prolonged periods of time and provide an alternative to central venous catheters. Our PICC product offerings include:
•BioFlo® PICC: Our BioFlo line is the only power injectable PICC available that incorporates Endexo Technology into the manufacturing and design of the catheter. Advanced features such as large lumen diameters allow the BioFlo® PICC to deliver the power injection flow rates required for contrast-enhanced Computed Tomography (CT) scans compatible with up to 325 psi CT injections.
•Xcela PICC: The Xcela® PICC line is designed to provide a high degree of safety, ease and confidence in patient care. Advanced features such as large lumen diameters allow the Xcela® PICC to deliver the power injection flow rates required for contrast-enhanced CTs compatible with up to 325 psi CT injections.
•PASV® Valve Technology: The PASV® Valve Technology is available in both BioFlo and Xcela lines and is designed to automatically resist backflow and reduce blood reflux that could lead to catheter-related complications.
C3 Wave PICC tip location system
Our innovative, wireless, app-based ECG system eliminates the need for a confirmatory chest x-ray of PICC tip placement, allowing greater patient access to the Company’s proprietary BioFlo PICCs.

Ports
Ports are implantable devices utilized for the central venous administration of a variety of medical therapies and for blood sampling and diagnostic purposes. Central venous access facilitates a more systemic delivery of treatment agents, while mitigating certain harsh side effects of certain treatment protocols and eliminating the need for repeated access to peripheral veins. Depending upon needle gauge size and the port size, a port can be utilized for up to approximately 2,000 accesses once implanted in the body. Our ports are used primarily in systemic or regional short- and long-term cancer treatment protocols that require frequent infusions of highly concentrated or toxic medications (such as chemotherapy agents, antibiotics or analgesics) and frequent blood samplings. Our port products and accessories include:
•BioFlo® Port: Our BioFlo Port is the only port available that features a catheter with Endexo Technology. Advanced features of the BioFlo Port include multiple profile and catheter options, a large septum area for ease of access and the ability to administer contrast through a CT injection for purposes of imaging.
•SmartPort®: The Smart Port power-injectable port with Vortex technology offers the ability for a clinician to access a vein for both the delivery of medications or fluids and for administering power-injected contrast to perform a (CT) scan. The ability to access a port for power-injected contrast studies eliminates the need for additional needle sticks in the patient’s arm and wrist veins. Once implanted, repeated access to the bloodstream can be accomplished with greater ease and less discomfort. Our Smart Port is available in mini and low-profiles to accommodate more patient anatomies.
•Vortex®: Our Vortex port technology line of ports is a clear-flow port technology that, we believe, revolutionized port design. With its rounded chamber, the Vortex port is designed to have no sludge-harboring corners or dead spaces. This product line consists of titanium, plastic and dual-lumen offerings.
•PASV® Valve Technology: The PASV® Valve Technology is designed to automatically resist backflow and reduce blood reflux that could lead to catheter-related complications.
•LifeGuard®: The LifeGuard Safety Infusion Set and The LifeGuard Vision are used to infuse our ports and complement our port and vascular access catheters. The needles’ low profile design is intended to allow clinicians to easily dress the site.
Dialysis Products
We market a complete line of dialysis products that provide short and long-term vascular access for dialysis patients. Dialysis, or cleaning of the blood, is necessary in conditions such as acute renal failure, chronic renal failure and end-stage renal disease (ESRD). We currently offer a variety of dialysis catheters, including:
•BioFlo® DuraMax: Our BioFlo DuraMax is the only dialysis catheter with Endexo Technology. Advanced features of the BioFlo DuraMax dialysis catheter include large inner diameter lumens designed for long term patency, a proprietary guidewire lumen to facilitate catheter exchanges and Curved Tip Technology that allows the catheter to self-center in the Superior Vena Cava (SVC).
•DuraMax®: The DuraMax catheter is a stepped-tip catheter designed to improve ease of use, dialysis efficiency and overall patient outcomes.
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

Our primary device competitors include: Boston Scientific Corporation; Cook Medical; Medical Components, Inc. (MedComp); TeleFlex Medical; BD Medical Technology; Smiths Medical, a subsidiary of Smiths Group plc; Medtronic; Merit Medical; Terumo Medical Corporation; Johnson and Johnson; Varian Medical Systems and Total Vein Systems.
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
On May 31, 2019, the Company completed the sale of the Fluid Management business which included one of the two Glens Falls, NY manufacturing facilities. As of June 1, 2019, the Company manufactures most of its product from the Queensbury, NY facility and one small facility in Glens Falls, NY.
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
The PMA application procedure is more comprehensive than the 510(k) procedure and typically takes more time to complete. The PMA application must be supported by scientific evidence providing pre-clinical and clinical data relating to the safety and efficacy of the device and must include other information about the device and its components, design, manufacturing and labeling. The FDA will approve a PMA application only if reasonable assurance that the device is safe and effective for its intended use can be provided. As part of the PMA application review, the FDA will inspect the manufacturer’s facilities for compliance with its Quality System Regulation, or QSR. As part of the PMA approval the FDA may place restrictions on the device, such as requiring additional patient follow-up for an indefinite period of time. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years. After the PMA is approved, if significant changes are made to a device, its manufacturing or labeling, a PMA supplement containing additional information must be filed for prior FDA approval.
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
EMPLOYEES
As of May 31, 2020, we had approximately 800 full time employees. None of our employees are represented by a labor union and we have never experienced a work stoppage.

Executive Officers of the Company
The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
James C. Clemmer	56	President and Chief Executive Officer
Stephen A. Trowbridge	46	Executive Vice President and Chief Financial Officer
Brent J. Boucher	53	Senior Vice President and General Manager, Oncology/Surgery
Marna Bronfen-Moore	53	Senior Vice President, Human Resources
Chad T. Campbell	49	Senior Vice President and General Manager, Vascular Access
Scott Centea	42	Senior Vice President and General Manager, VIT
Benjamin H. Davis	55	Senior Vice President Business Development
David D. Helsel	56	Senior Vice President Global Operations
Warren G. Nighan	51	Senior Vice President Quality and Regulatory Affairs
Kim L. Seabury	53	Senior Vice President, Information Technology
James C. Clemmer became our President and Chief Executive Officer in April 2016. Prior to joining AngioDynamics, Mr. Clemmer served as President of the $1.8 billion medical supplies segment at Covidien plc. where he directed the strategic and day-to-day operations for global business divisions that collectively manufactured 23 different product categories. In addition, he managed global manufacturing, research and development, operational excellence, business development and all other functions associated with the medical supplies business. Prior to his role at Covidien, Mr. Clemmer served as Group President at Kendall Healthcare, where he managed the U.S. business across five divisions and built the strategic plan for the medical supplies segment before it was spun off from Tyco. Mr. Clemmer began his career at Sage Products, Inc. Mr. Clemmer currently serves on the Board of Directors for AngioDynamics and previously served on the Board of Directors for Lantheus Medical Imaging. Mr. Clemmer is a graduate of the Massachusetts College of Liberal Arts, where he served as interim president from August 2015 until March 2016.
Stephen A. Trowbridge was appointed Executive Vice President and Chief Financial Officer in February 2020, having served as Interim Chief Financial Officer since October 2019. Prior to his appointment as Chief Financial Officer, he served as the Company’s Senior Vice President and General Counsel. He joined AngioDynamics in June 2008 as Corporate Counsel. In addition to serving as the Company’s CFO and managing the finance functions, Mr. Trowbridge also manages the Legal function on an interim basis. Mr. Trowbridge also oversees the Company’s clinical affairs, medical affairs and healthcare economics departments. Prior to AngioDynamics, Mr. Trowbridge served as Corporate Counsel at Philips Healthcare and Intermagnetics General Corporation. Mr. Trowbridge began his career with Cadwalader, Wickersham & Taft LLP in the firm’s Mergers and Acquisitions and Securities Group. Mr. Trowbridge received a Bachelor of Science in Science and Technology Studies from Rensselaer Polytechnic Institute, a Juris Doctor from the University of Pennsylvania Law School, and a Master of Business Administration from Duke University’s Fuqua School of Business.
Brent J. Boucher is our Senior Vice President and General Manager of our Oncology business. Prior to joining AngioDynamics in November 2017, Mr. Boucher served as Executive in Residence for PDI's Infection Prevention business. Prior to that, he spent 20 years at Covidien where he served as General Manager for several global businesses, including Lung Solutions, Surgical Solutions and Respiratory Care. Mr. Boucher is a graduate of North Dakota State University. Mr. Boucher left the Company effective July 10, 2020.
Marna I. Bronfen-Moore joined AngioDynamics as the Senior Vice President of Human Resources in September 2019 bringing with her over 20 years of experience in the medical device industry. Prior to joining AngioDynamics, Ms. Bronfen-Moore spent almost 3 years at Hologic as the Vice President, Global Human Resources, for both the Corporate Functions and Asia Pacific. Before Hologic, Ms. Bronfen-Moore served as Vice President, Human Resources for Global Operations, Quality, and Regulatory at Haemonetics, Director, Human Resources for Boston Scientific, and in various leadership roles of increasing responsibility at CR. Bard, Inc. Ms. Bronfen-Moore began her professional career as the Head of Human Resources for Burrows Paper Corporation. Ms. Bronfen-Moore holds a Bachelor of Arts degree from Purdue University in Psychology, Master of Science in Industrial/Organizational Psychology from Rensselaer Polytechnic Institute, and completed all of the coursework requirements for a PhD in Management from Rensselaer Polytechnic Institute.
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
Scott Centea joined AngioDynamics in 2005 as a sales representative serving the Carolinas. During his tenure, he has served in a variety of positions with increased responsibility including VP of Corporate Accounts where he was in charge of leading a team of individuals to execute Health System Purchasing Contracts. From there Mr. Centea assumed the role VP of Marketing for Vascular Interventions and Therapies, before being promoted into his most recent and current role as Sr. Vice President/General Manager of Vascular Interventions and Therapies and Peripheral Artery Disease. Mr. Centea currently holds board positions with the American Venous Forum (AVF) and the Capital District American Heart Association. Mr. Centea holds a Bachelor of Arts in Communications from Newberry College.
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
Warren G. Nighan joined AngioDynamics as the Senior Vice President of Quality and Regulatory Affairs in April 2017. Before joining AngioDynamics, Mr. Nighan was a quality and regulatory consultant to clients in FDA-regulated industries, specializing in execution and management of quality systems implementation and remediation. Previously, Mr. Nighan served as the Executive Vice President of Global Clinical, Quality Affairs and Regulatory Affairs at Haemonetics Corporation, Vice President of Quality/Regulatory/Clinical/Technical Services at St. Jude Medical’s Atrial Fibrillation Division, and Corporate Vice President of Quality/Compliance at Tyco Healthcare/Covidien (Medtronic). Mr. Nighan earned a Bachelor and Master of Science in Nursing from Northeastern University’s Bouvé College of Health Sciences.
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
The markets for our products are highly competitive, and we expect competition to continue to intensify. We may not be able to compete effectively, and we may lose market share to our competitors. Our primary device competitors include: Boston Scientific Corporation; Cook Medical; Medical Components, Inc. (MedComp); TeleFlex Medical; BD Medical Technology; Smiths Medical, a subsidiary of Smiths Group plc; Medtronic; Merit Medical; Terumo Medical Corporation; Johnson and Johnson; Varian Medical Systems and Total Vein Systems. Many of our competitors have substantially greater:
•financial and other resources to devote to product acquisitions, research and development, marketing and manufacturing;
•variety of products;
•technical capabilities;
•history of developing and introducing new products;
•patent portfolios that may present an obstacle to our conduct of business;
•name recognition; and
•distribution networks and in-house sales forces.
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
Our success in developing and commercializing new and enhanced versions of our products is affected by our ability to:

•recruit engineers;
•timely and accurately identify new market trends;
•accurately assess customer needs;
•minimize the time and costs required to obtain regulatory clearance or approval;
•adopt competitive pricing;
•timely manufacture and deliver products;
•accurately predict and control costs associated with the development, manufacturing and support of our products; and
•anticipate and compete effectively with our competitors’ efforts.
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
A significant aspect of our growth strategy is the continued market development of products including NanoKnife, AngioVac, Auryon and BioFlo products.
There can be no guarantee that we will be able to develop and manufacture additional next generation or updated products on commercially favorable terms, or at all. NanoKnife, AngioVac and Auryon are developing technologies and the inability of any of them to achieve clinical acceptance, as well as our inability to generate meaningful clinical data to convince providers of the clinical and economic benefits of our BioFlo platform, could severely limit our ability to drive revenue growth.
The future prospects of many of our high growth products, such as NanoKnife, AngioVac and Auryon, rely on continued generation of clinical data pursuant to clinical trials conducted by us, our competitors or other third parties. If the results of these trials are not what we expect, or are perceived as unfavorable by the market, our business could be materially harmed.
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
Our business and prospects depend heavily on NanoKnife, which is currently approved for the surgical ablation of soft tissue. If we are unable to secure expanded specific regulatory approvals for NanoKnife, our business and prospects may be materially harmed.
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
Our business and prospects rely heavily upon our ability to successfully complete clinical trials, including our NanoKnife DIRECT Clinical study, our Auryon Pathfinder study and clinical studies for AngioVac. We may choose to, or may be required to, suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.
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
We, the FDA or regulatory agencies in other jurisdictions might delay or terminate our clinical trials for various reasons, including:
•Enrolled patients may have unforeseen adverse side effects;
•New therapies may become the standard of care while we are conducting our clinical trials, which may require us to revise or amend our clinical trial protocols or terminate a clinical trial;
•Fatalities may occur during a clinical trial due to medical problems that may or may not be related to clinical trial treatments;
•Patient enrollment in the clinical trials may be insufficient or significantly delayed.
Patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive follow-up to assess the safety and effectiveness of NanoKnife treatments, or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competing products. In addition, the inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events for reasons that may not be related to the clinical trial.
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
Worldwide initiatives to contain healthcare costs have led government and the private sector to enact cost containment efforts as a means of managing the growth of health care utilization. Common techniques include policies on price regulation, competitive pricing, bidding and tender mechanics, coverage and payment, comparative effectiveness of therapies, technology assessments, and managed-care arrangements. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices and therapies. Government programs, including Medicare and Medicaid, private health care insurance, and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, tying reimbursement to outcomes, shifting to population health management, and other mechanisms designed to constrain utilization and contain costs. Simultaneously, hospitals are redefining their role in health care delivery as many assume much more risk and control of the total cost of patient care. To successfully make this transformation, health systems are consolidating, purchasing or partnering with physicians, post-acute care providers, while also narrowing networks thus allowing greater control over outcomes. Today, many systems are becoming ‘mini’ payer/provider organizations. These newly redesigned health systems are creating mechanisms such as value analysis and centralized purchasing functions that set pricing and in some cases limit the number of vendors that can participate in the purchasing program. Hospitals are also aligning interests with physicians through employment and other arrangements, such as gainsharing, where a hospital agrees with physicians to share any realized cost savings resulting from the physicians’ collective change in practice patterns such as standardization of devices where medically appropriate. This has created an increasing level of price sensitivity among customers for our products. Some third-party payers must also approve coverage and set reimbursement levels for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. Even though a new medical device may have been cleared for commercial distribution, we may find limited demand for the device until coverage and sufficient reimbursement levels have been obtained from governmental and private third-party payers. In addition, some private third-party payers require that certain procedures or that the use of certain products be authorized in advance as a condition of reimbursement. International examples of cost containment initiatives and health care reforms advancing clinical outcomes as the key to market access are emerging in France, Germany, the Netherlands and the UK. This new criteria can severely restrict coverage, reduce reimbursement and delay access to key markets with requirements for incremental clinical benefit and coverage with evidence development.
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
Outside of North America we rely heavily on third party distributors, either on a country-by-country basis or on a multi-country, regional basis, to market, sell and distribute our products. International distributors accounted for approximately 68% of international revenues for the fiscal year ended May 31, 2020. In certain circumstances, distributors may also sell competing products, or products for competing diagnostic modalities, and may have incentives to shift sales towards those competing products. As a result, we cannot assure you that our international distributors will increase or maintain our current levels of unit sales or increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, there is a risk that our distributors will not be financially viable due to current economic and/or regulatory events in their respective countries.
We rely on distributors for the commercialization of our products in countries in which we do not have a direct sales and marketing presence. If we are unable to maintain our relationships or establish direct sales capabilities, our sales may significantly decline, materially impacting our financial position and results of operations.
We have no or limited direct sales or marketing capabilities in some of the regions and countries in which our products are sold, including, among others, China, Japan, Brazil, the Middle East and many European countries. We have entered into distribution agreements with third parties to market and sell our products in those countries in which we do not have a direct sales force. If we are unable to maintain or enter into such distribution arrangements on acceptable terms, or at all, we may lose significant revenue or be unable to achieve our growth aspirations. Moreover, to the extent that we enter into distribution arrangements with other companies, our revenues, if any, will depend on the terms of any such arrangements and the efforts of others. These efforts may turn out not to be sufficient and our third-party distributors may not effectively sell our products. In addition, although our contract terms require our distributors to comply with all applicable laws regarding the sale of our products, including anti-competition, anti-corruption, anti-money laundering and sanctions laws, we may not be able to ensure proper compliance. If our distributors fail to effectively market and sell our products in full compliance with applicable laws, our financial position and results of operations could be materially impacted.
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
Part of our growth strategy is to acquire businesses and technologies that are complementary to ours. There is no assurance that acquisition opportunities will be available on acceptable terms, or at all, or that we will be able to obtain necessary financing or regulatory approvals. Any acquisitions that we do undertake would be accompanied by the risks commonly encountered in acquisitions, including the:
•potential disruption of our business while we evaluate opportunities, complete acquisitions and develop and implement new business strategies to take advantage of these opportunities;
•inability of our management to maximize our financial and strategic position by incorporating an acquired technology or business into our existing offerings;
•inability to achieve the cost savings and operating synergies anticipated in the acquisition, which would prevent us from achieving the positive earnings gains expected as a result of the acquisition;
•diversion of management attention from ongoing business concerns to integration matters;
•difficulty of maintaining uniform standards, controls, procedures and policies;
•challenges in demonstrating to our customers that the acquisition will not result in adverse changes in customer service standards or business focus;
•possible cash flow interruption or loss of revenue as a result of change of ownership transition matters;
•difficulty of assimilating the operations and personnel of acquired businesses;
•potential loss of key employees of acquired businesses, and the impairment of relationships with employees and customers as a result of changes in management; and
•uncertainty as to the long-term success of any acquisitions we may make including the impact on contingent liabilities.
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
Our stock is traded on the NASDAQ Global Select Market and we are a global Company. Operations in countries outside of the U.S., which account for approximately 21% percent of our net sales for the fiscal year ended May 31, 2020, are accompanied by certain financial and other risks that would not be faced by a company operating purely within the U.S. We intend to continue to pursue growth opportunities in sales outside the U.S., especially in emerging markets, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:
•fluctuations in currency exchange rates;
•healthcare reform legislation;
•multiple non-U.S. regulatory requirement that are subject to change and could restrict our ability to manufacture and sell our products;
•local product preferences and product requirements;
•longer-term receivables than are typical in the U.S.;

•trade protection measures and import or export licensing requirements;
•less intellectual property protection in some countries outside the U.S. than exists in the U.S.;
•different labor regulations and workforce instability;
•political instability;
•the potential payment of U.S. income taxes on earnings of certain foreign subsidiaries subject to U.S. taxation upon repatriation;
•the expiration and non-renewal of foreign tax rulings;
•potential negative consequences from changes in or interpretation of tax laws;
•economic instability and inflation, recession or interest rate fluctuations: and
•the United Kingdom’s exit from the European Union (EU) (commonly referred to as “Brexit”) on January 31, 2020.

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
The United Kingdom’s departure from the EU, or Brexit, could adversely affect us.
During June 2016, the U.K. held a referendum in which voters approved an exit from the EU, commonly referred to as Brexit. On January 24, 2020, the U.K. Parliament approved a withdrawal agreement (the “Withdrawal Agreement”) between the U.K. and the EU. On January 31, 2020, the U.K. exited the European Union and under the Withdrawal Agreement, the U.K. is subject to an eleven-month transition period (the “Transition Period”) by which to leave the single market and customs union.

The uncertainty concerning the U.K.’s legal, political and economic relationship with the EU after the Transition Period could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound Sterling and Euro, which in turn could adversely affect us or our customers and companies that do business with us. Such uncertainties could also trigger a general deterioration in credit conditions, a downturn in consumer sentiment and overall negative economic growth. Any of these scenarios could have an adverse effect on our business or our customers.
If the U.K. and the EU are unable to negotiate acceptable trading and customs terms, barrier-free access between the U.K. and other EU member states could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets after the Transition Period. Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K.’s access to the European single market for goods, capital, services and labor within the EU and the wider commercial, legal and regulatory environment, will impact our U.K. operations.
In addition, Brexit could lead to legal uncertainty and increased complexity as national laws and regulations in the U.K. start to diverge from EU laws and regulations. In particular, depending on the terms of Brexit, we may face new regulatory costs and challenges, including the following:
•if we are unable to utilize appropriate authorizations and regulator permissions, our U.K. and EU-based operations could lose their ability to offer services on a cross-border basis into the U.K. market and for our U.K. based operations to offer services on a cross-border basis in the EU market;
•we could be required to obtain additional regulatory permissions to operate in the U.K. and EU market, adding costs and potential inconsistency to our business (and, depending on the capacity of the U.K. authorities, the criteria for obtaining permission, and any possible transitional arrangements, there is a risk that our business in the U.K. could be materially affected or disrupted);
•we could be required to comply with regulatory requirements in the U.K. that are in addition to, or inconsistent with, the regulatory requirements of the EU, leading to increased complexity and costs for our EU and U.K. operations; and
•our ability to attract and retain the necessary human resources in appropriate locations to support the U.K. business and the EU business could be adversely impacted.

These and other factors related to Brexit could, individually or in the aggregate, have a material adverse impact on our business, financial condition, and results of operations.

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
We are exposed to risks associated with worldwide economic slowdowns and related uncertainties.
We are subject to macro-economic fluctuations in the U.S. and worldwide economy. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could reduce customer orders or cause customer order cancellations. For example, the spread of coronavirus may cause adverse impacts on global economic activity which could negatively impact our business. In addition, political and social turmoil may put further pressure on economic conditions in the United States and abroad.
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
Sales outside the United States accounted for approximately 21% of our net sales during our fiscal year ended May 31, 2020. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging and/or faster-growing markets outside the United States. Our sales and profitability from our international operations are subject to risks and uncertainties that can vary by country, and include those related to political and economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights. These risks and uncertainties could have a material adverse effect on our business and/or results of operations.
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
A significant portion of our assets consists of goodwill, intangible assets and fixed assets, the carrying value of which may be reduced if we determine that those assets are impaired. Included in the intangible assets, are intangible assets from the recent acquisitions of Eximo Medical Ltd. for $60.3 million, BioSentry for $26.0 million, RadiaDyne (OARtrac, IsoLoc® and Alatus® balloons) for $25.6 million and C3 Wave tip location for $9.4 million.

Most of our intangible and fixed assets have finite useful lives and are amortized or depreciated over their useful lives on either a straight-line basis or over the expected period of benefit or as revenues are earned from the sales of the related products. The underlying assumptions regarding the estimated useful lives of these intangible assets are reviewed quarterly and more often if an event or circumstance occurs making it likely that the carrying value of the assets may not be recoverable and are adjusted through accelerated amortization if necessary. Whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable we test intangible assets for impairment based on estimates of future cash flows. When testing for impairment of definite-lived intangible assets held for use, the Company groups assets at the lowest level for which cash flows are separately identifiable. The Company operates as a single asset group. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

We review our single reporting unit for potential goodwill impairment in the third fiscal quarter of each year as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. The annual goodwill impairment review performed in December 2019 indicated no goodwill impairments. As a result of the current economic environment and the impact that the COVID-19 global pandemic has had on the global capital markets and the fact that the Company's market capitalization is below its reporting unit's carrying value as of May 31, 2020, the Company performed an interim test for goodwill impairment as of May 31, 2020. As a result of the interim impairment test, a $158.6 million goodwill impairment charge was recorded as of May 31, 2020.
If actual results differ from the assumptions and estimates used in the goodwill and intangible asset calculations, we could incur future impairment or amortization charges, which could negatively impact our results of operations.
We have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or intangible assets become impaired.
We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. In fiscal year 2020, we recorded a goodwill impairment loss of $158.6 million. We may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could adversely impact our results of operations.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
IRC Section 382 and related provisions contain rules that limit for U.S. federal income tax purposes the ability of a Company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain other tax attributes existing as of the date of such ownership change.  Our Federal net operating loss carryforwards as of May 31, 2020 after considering IRC Section 382 limitations are $112.3 million. The expiration of the Federal net operating loss carryforwards is as follows: $8.6 million between 2022 and 2023, $79.4 million between 2028 and 2037 and $24.3 million indefinitely.  Our state net operating loss carryforwards as of May 31, 2020 after considering remaining IRC Section 382 limitations are $9.3 million which expire in various years from 2020 to 2040.  Future ownership changes within the meaning of IRC Section 382 may also subject our tax loss carryforwards to annual limitations which would restrict our ability to use them to offset our taxable income in periods following the ownership changes.
See Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 for a further discussion of our tax loss carryovers.
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
Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may enable our management to resist a change in control. These provisions may discourage, delay or prevent a change in the ownership of our Company or a change in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Such provisions include:
•Our Board of Directors is authorized, without prior stockholder approval, to create and issue “blank check” preferred stock, with rights senior to those of our common stock;
•Our Board of Directors is classified so that not all members of our Board of Directors are elected at one time, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace our directors;
•Advance notice is required for stockholders to nominate individuals to serve on our Board of Directors or for stockholders to submit proposals that can be acted upon at stockholder meetings;
•Stockholder action by written consent is prohibited; and
•Stockholders are not permitted to cumulatively vote for the election of directors.
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
We may also experience significant and unpredictable reductions in demand for certain products as our health care customers re-prioritize the treatment of patients and divert resources away from non-coronavirus areas. For example, elective surgeries are being de-prioritized which may negatively impact the usage of certain products, including, without limitation, our EVLT and core products and certain Oncology products. As a result of coronavirus, our customers and vendors may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or pay for our products on a timely basis, if at all.
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
Any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital. As of the end of our fiscal year ended May 31, 2020 we have a strong balance sheet and do not anticipate the need to raise additional capital. However, we cannot predict when the macro-economic disruption stemming from the coronavirus will ebb or when the economy will return to pre-coronavirus levels, if at all. If the macro-economic disruption continues for pro-longed periods we may need to raise additional capital and capital may not be available on acceptable terms, or at all.
The impact of the coronavirus on economic activity, and its effect on our manufacturing facility, supply chain and distribution networks, our sales force and our customers are uncertain at this time and could have a material adverse effect on our results, especially to the extent these effects persist or exacerbate over an extended period of time.
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
Our medical devices and our business activities are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities and members of Congress have been increasing their scrutiny of our industry. In addition, certain states, including Massachusetts, have recently passed or are considering legislation restricting our interactions with health care providers and requiring disclosure of many payments to them. The federal government has recently introduced similar legislation, which may or may not preempt state laws. Recent Supreme Court case law has clarified that the FDA’s authority over medical devices preempts state tort laws, but legislation has been introduced at the federal level to allow state intervention, which could lead to increased and inconsistent regulation at the state level. We anticipate that the government will continue to scrutinize our industry closely, and that additional regulation by governmental authorities may increase compliance costs, increase exposure to litigation and may have other adverse effects to our operations.
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

If we or some of our suppliers fail to comply with the FDA’s Quality System Regulation, or QSR, and other applicable post-market requirements, our manufacturing operations could be disrupted, our product sales and profitability could suffer, and we may be subject to a wide variety of FDA enforcement actions.
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
Our manufacturing processes and those of some of our suppliers must comply with the FDA’s Quality System Regulation, or QSR, which governs the methods used in, and the facilities and controls used for, the design, testing, manufacture, control, quality assurance, installation, servicing, labeling, packaging, storage and shipping of medical devices. The FDA enforces the QSR through unannounced inspections. If we, or one of our suppliers, fail a QSR inspection, or if a corrective action plan adopted by us or one of our suppliers is not sufficient, the FDA may bring an enforcement action, and our operations could be disrupted and our manufacturing delayed. We are also subject to the FDA’s general prohibition against promoting our products for unapproved or “off-label” uses, the FDA’s adverse event reporting requirements and the FDA’s reporting requirements for field correction or product removals. The FDA has recently placed increased emphasis on its scrutiny of compliance with the QSR and these other post-market requirements.
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
The FDA and similar governmental authorities in other countries have the authority to order mandatory recall of our products or order their removal from the market if there are material deficiencies or defects in design, manufacture, installation, servicing or labeling of the device, or if the governmental entity finds that our products would cause serious adverse health consequences. A government mandated voluntary recall or field action by us could occur as a result of component failures, manufacturing errors or design defects, including labeling defects. Any recall of our products may harm our reputation with customers and divert managerial and financial resources. In fiscal year 2020, we did a voluntary recall of the OARtrac product, that was acquired as part of the RadiaDyne acquisition in the second quarter of fiscal year 2019, to address installation issues that were identified once the product was placed in the field.
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
In fiscal year 2020 we generated $1.8 million of revenue for sales to distributors doing business in Iran. We continuously review our ability to sell products to distributors that conduct business in Iran in accordance with all applicable U.S. laws. If laws, rules or regulations of the United States with respect to doing business in, or with parties that do business in, Iran change to restrict our ability to generate revenue in Iran, our revenue could decline, impacting our results of operations.
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
Third-party payors have adopted, and are continuing to adopt, a number of healthcare policies intended to curb rising healthcare costs. These policies include:
•controls on government-funded reimbursement for healthcare services and price controls on medical products and services providers;
•challenges to the pricing of medical procedures or limits or prohibitions on reimbursement for specific devices and therapies through other means; and
•the introduction of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person.
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
The ongoing introduction of new products and services that affect our overall product mix make the prediction of future operating results difficult. You should not rely on our past results as any indication of future operating results. The price of our common stock will likely fall in the event that our operating results do not meet the expectations of analysts and investors. Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:
•the level of sales of our products and services in our markets;
•our ability to introduce new products or services and enhancements in a timely manner;
•the demand for and acceptance of our products and services;
•the success of our competition and the introduction of alternative products or services;
•our ability to command favorable pricing for our products and services;
•the growth of the market for our devices and services;
•the expansion and rate of success of our direct sales force in the United States and internationally and our independent distributors internationally;
•actions relating to ongoing FDA compliance;
•our ability to integrate acquired assets or companies;
•our ability to timely divest of assets that are covered by Transition Service Agreements;
•the effect of intellectual property disputes;
•the size and timing of orders from independent distributors or customers;
•the attraction and retention of key personnel, particularly in sales and marketing, regulatory, manufacturing and research and development;
•unanticipated delays or an inability to control costs;
•general economic conditions as well as those specific to our customers and markets; and
•seasonal fluctuations in revenue due to the elective nature of some procedures.
Our stock price may be volatile, which may cause the value of our stock to decline or subject us to a securities class action litigation.

The trading price of our common stock price may be volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:
•general economic, industry and market conditions;
•actions by institutional or other large stockholders;
•the depth and liquidity of the market for our common stock;
•volume and timing of orders for our products;
•developments generally affecting medical device companies;
•the announcement of new products or product enhancements by us or our competitors;
•changes in earnings estimates or recommendations by securities analysts;
•investor perceptions of us and our business, including changes in market valuations of medical device companies; and
•our results of operations and financial performance.
In connection with the recent stock market decline that began in March 2020, the closing market price of our common stock has declined significantly. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to operating performance and are attributable, in part, to outside factors such as the recent coronavirus (COVID-19) outbreak and its potential impact on the world economy.
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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
During the year ended May 31, 2020, we operated in the following locations:

Location	Purpose	Approx. Sq. Ft.	Property Type
Latham, NY	Corporate headquarters	39,000	Leased
Glens Falls, NY	Manufacturing	41,000	Owned
Queensbury, NY	Manufacturing and distribution	194,000	Owned
Marlborough, MA	Research and development	31,000	Leased
Amsterdam, NL	Selling, marketing and administrative	8,100	Leased
Rehovot, IL	Manufacturing and distribution	4,300	Leased
In addition, we lease sales offices in various other jurisdictions.

Item 3.	Legal Proceedings.
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
Bard filed appeals to the Federal Circuit Court of Appeals in all three reexams and the Company Cross-Appealed for the ‘302 and the ‘615 reexams.  MedComp also filed an Amicus Brief in support of the Company on November 22, 2017.  Meanwhile, on July 12, 2017 Bard assigned the asserted patents to Bard Peripheral Vascular, Inc. (“BPV”) which was added as co-Appellant before the Federal Circuit and as a co-Plaintiff in the Utah action. An oral hearing was held on September 5, 2018 and the Court rendered its decision on September 28, 2018, affirming that claims 1-5 and 10 of the ‘615 patent were invalid, but that claims 6-7 of the 615 patent and claims 1-4 of the 302 patent were valid over the prior art references considered in the Reexamination proceedings.  The Federal Circuit also reversed the PTAB’s claim construction ruling and remanded for consideration of obviousness for the remaining claims under the new claim construction ruling and for further findings with respect to whether one of the asserted references qualified as a printed publication.  On January 28, 2019, on remand, the USPTO reversed the rejections of the ‘302 claims 1-10, ‘022 claims 1-20 and ‘615 claims 8-9.  The USPTO has since issued Inter Partes Reexamination Certificates for the ‘302 Patent for the ‘022 patent and for the ‘615 patent. The Company thereafter filed a Motion to Unstay the Utah Case and that motion was granted. On November 4, 2019 the Court held a joint Status Conference among the Company’s Utah Action and two other cases filed by Bard on the same patents against MedComp and Smiths. The Court set a schedule for defendant's Motions to Dismiss or Transfer. The Company filed its motion on November 25, 2019; and Bard filed a responsive brief and a motion for venue discovery on December 9, 2019. The Company filed a responsive brief on December 16, 2019 and Bard filed a reply on December 23, 2019. On February 27, 2020, the Court referred all non-dispositive motions to the presiding Magistrate and on March 3, 2020 the Court granted Bard’s Motion for Venue Discovery and denied the Company’s transfer motion without prejudice to re-filing after completion of the venue discovery, but no later than June 30, 2020. The parties have since engaged in venue discovery and AngioDynamics re-filed its Motion to Dismiss or Transfer on June 30, 2020. Bard filed an opposition brief on July 28, 2020, and the Company’s Reply is due 14 days thereafter. The Company believes these claims are without merit and intends to defend them vigorously.  The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
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
On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018 and completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial until March 2019. On January 9, 2019 the Court held a further claim construction hearing to resolve two outstanding claim construction issues prior to trial. A Report and Recommendation (by Magistrate-Judge Fallon) was issued on February 11, 2019 and entered by the Court on February 28, 2019. Jury selection was held on Friday March 1, 2019 and trial began on March 4, 2019.  On day four of the jury trial, at the close of C.R. Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law under rule 50(a) as well as its motions for summary judgement on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed.  On April 5, 2019, Bard filed a precautionary Notice of Appeal to the Federal Circuit. On April 26, 2019, the District Court issued a Memorandum and Order confirming the grant of judgment in the Company’s favor of patent ineligibility, non-infringement, patent invalidity and no willful infringement. Meanwhile, on May 10, 2019, the Company filed a Motion for Attorney fees and non-taxable expenses under 35 USC Sec. 285. On May 21, 2019, the Court issued a Memorandum and Order which, inter alia, stayed proceedings on the Company’s fee Motion and the Company’s equitable claims pending appeal; and entered Final Judgment on May 21, 2019 as well. Bard filed a second Notice of Appeal on May 23, 2019. Both appeals have since been consolidated and Bard’s opening brief was filed on September 27, 2019; the Company's answering brief was filed on January 15, 2020; and Bard’s reply brief was filed on March 4, 2020. A hearing date was held on June 1, 2020, and the Company is currently awaiting a decision from the Federal Circuit . The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
AngioDynamics, Inc. v. C.R. Bard, Inc.
On May 30, 2017, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”).  In this action, the Company alleges that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs.  The Company alleges that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs.  The Company seeks both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017. On August 6, 2018 the court denied Bard’s motion in its entirety.  Discovery is largely complete, summary judgment will be fully briefed by September 11, 2020, and the case will subsequently proceed to trial thereafter.
Merz North America Settlement
On May 16, 2019, Merz North America, Inc. (“Merz”) commenced an action in the United States District Court for the Southern District of New York entitled Merz North America, Inc. v. AngioDynamics, Inc.  In this action, Merz alleged breach of contract against AngioDynamics based on a March 1, 2016 Distribution Agreement.  On June 28, 2019, AngioDynamics reached a settlement with Merz. AngioDynamics made a lump-sum payment of $2.5 million to Merz in return for dismissal of the case with prejudice during the first quarter of fiscal year 2020.  The case was subsequently dismissed.

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

	Sale Price
	High	Low
Year ended May 31, 2020
Fourth Quarter	$11.75	$8.33
Third Quarter	$16.90	$11.40
Second Quarter	$19.26	$14.23
First Quarter	$21.89	$18.27

	Sale Price
	High	Low
Year ended May 31, 2019
Fourth Quarter	$25.01	$18.79
Third Quarter	$23.46	$18.90
Second Quarter	$24.23	$19.84
First Quarter	$23.65	$18.95
As of August 5, 2020, there were 174 holders of record of our common stock.
Dividends
We did not declare any cash dividends on our common stock during our last three fiscal years. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.
Performance Graph
The graph below matches AngioDynamics, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the RDG SmallCap Medical Devices index, and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from May 31, 2015 to May 31, 2020. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among AngioDynamics, Inc., the NASDAQ Composite Index,
the NASDAQ Medical Equipment Index and the RDG SmallCap Medical Devices Index

$250
$200
$150
$100
$50
$0
5/15
8/15
11/15
2/16
5/16
8/16
11/16
2/17
5/17
8/17
11/17
2/18
5/18
8/18
11/18
2/19
5/19
8/19
11/19
2/20
5/20
AngioDynamics, Inc.
NASDAQ Composite
NASDAQ Medical Equipment
RDG SmallCap Medical Devices

*$100 invested on 5/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending May 31.

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.
On May 31, 2019, the Company completed the sale of the Fluid Management business and all of the assets used primarily in connection with the Fluid Management business (Note 3). As the disposal of this business represents a strategic shift with a major effect on the Company's operations, for all periods presented in our Consolidated Statements of Operations and Comprehensive Income, all sales, costs, expenses, gains and income taxes attributable to Fluid Management have been reported under the captions, “Income from Discontinued Operations, Net of Income Tax.”  The consolidated statements of operations data for the fiscal years ended May 31, 2020, May 31, 2019, and May 31, 2018, and the consolidated balance sheet data as of May 31, 2020 and May 31, 2019, are derived from the consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended May 31, 2017 and May 31, 2016, and the consolidated balance sheet data as of May 31, 2018, May 31, 2017 and May 31, 2016, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note 15 of “Notes to Consolidated Financial Statements” for a description of the method that was used to compute historical basic and diluted net income per share attributable to common stockholders.

	Year ended May 31,
(in thousands, except per share information)	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data:
Net sales	$264,157	$270,634	$261,655	$269,788	$271,014
Gross profit (exclusive of intangible amortization)	150,272	156,000	143,856	143,950	141,719
Operating expenses
Research and development	29,682	28,258	24,338	24,148	23,932
Sales and marketing	78,634	76,829	73,109	74,865	79,789
General and administrative	37,872	34,902	30,991	31,133	30,314
Amortization of intangibles	18,121	17,056	13,906	14,567	15,235
Goodwill impairment	158,578	—	—	—	—
Change in fair value of contingent consideration	(11,531)	(6,776)	250	(15,261)	948
Acquisition, restructuring and other items, net (1)	6,014	15,127	15,432	27,510	12,591
Medical device excise tax	—	—	—	(1,837)	2,416
Total operating expenses	317,370	165,396	158,026	155,125	165,225
Operating loss	(167,098)	(9,396)	(14,170)	(11,175)	(23,506)
Total other expenses, net	(1,037)	(5,306)	(3,093)	(3,120)	(4,271)
Net loss from continuing operations	(166,787)	(11,146)	(6,227)	(7,052)	(55,895)
Net income from discontinued operations	—	72,486	22,562	12,060	12,305
Net income (loss)	$(166,787)	$61,340	$16,335	$5,008	$(43,590)

Loss per share - continuing operations
Basic	$(4.39)	$(0.30)	$(0.17)	$(0.19)	$(1.55)
Diluted	$(4.39)	$(0.30)	$(0.17)	$(0.19)	$(1.55)
Income per share - discontinued operations
Basic	$—	$1.93	$0.61	$0.33	$0.34
Diluted	$—	$1.93	$0.61	$0.33	$0.34
Income (loss) per share
Basic	$(4.39)	$1.64	$0.44	$0.14	$(1.21)
Diluted	$(4.39)	$1.64	$0.44	$0.14	$(1.21)

(1) Acquisition, restructuring and one-time items include restructuring expenses or expenses incurred as part of M&A, product discontinuance, legal settlements and legal costs that are related to litigation that is not in the ordinary course of business.

	As of May 31,
(in thousands)	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$54,435	$227,641	$75,413	$48,759	$33,986
Total assets	594,214	836,438	705,472	707,961	726,194
Long-term debt, including current portion	40,000	131,907	91,621	96,320	120,541
Contingent consideration, including current portion	15,647	13,486	3,261	12,761	38,275
Total long-term liabilities	87,897	148,321	105,576	121,418	152,239
Total stockholders’ equity	454,872	614,815	542,595	515,027	507,228

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.
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
On September 21, 2018, the Company acquired RadiaDyne, a privately held medical diagnostic and device company that designs and develops patient dose monitoring technology to improve cancer treatment outcomes. The aggregate purchase price of $75.0 million included an upfront payment of $47.9 million, contingent consideration with an estimated fair value of $22.3 million, an indemnification holdback of $4.6 million and a purchase price holdback of $0.2 million. This acquisition expands the Company’s growing Oncology business by adding RadiaDyne’s early-stage, proprietary OARtrac® real-time radiation dose monitoring platform and other market-leading oncology solutions, including the IsoLoc®/ImmobiLoc® and Alatus® balloon stabilizing technologies. During fiscal year 2020, the Company revised the sales projections for RadiaDyne products as a result of reviews performed by executive management. The adjustments to the sales projections over the contractual earn-out period resulted in a $9.2 million reduction in the fair value of the contingent liability. It was also determined that one of the technical milestones would not be achieved, which resulted in an additional reduction in the liability of $2.7 million. In addition, an inventory reserve of $1.0 million was recorded for raw materials and existing dosimetry inventory associated with OARtrac that was purchased pursuant to the Company's acquisition of RadiaDyne, as these inventory items were deemed unmarketable absent subsequent design and development activities.
On March 7, 2019, the United States District Court for the District of Delaware granted judgment as a matter of law under rule 50(a) in favor of the Company. This judgment dismissed Bard's suit claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard. See Note 17 for additional disclosure.
On March 14, 2019, the Company entered into a settlement agreement with Biolitec, Inc. related to the action commenced in the United States District Court for the Northern District of New York in January 2008. The Company sought judgment against Biolitec for defense and indemnification in two lawsuits which were previously settled. As a result of the settlement, Biolitec paid the Company $3.4 million during fiscal year 2019 and $0.5 million during fiscal year 2020.
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
On October 2, 2019, the Company entered into a share purchase agreement to acquire Eximo Medical, Ltd., a pre-commercial stage medical device company and its proprietary 355nm laser atherectomy technology. The aggregate purchase price of $60.7 million included an upfront payment of $45.8 million and contingent consideration with an estimated fair value of $14.9 million. This acquisition expands and complements the Company’s Vascular Interventions and Therapies product portfolio by adding the 355nm laser atherectomy technology which treats Peripheral Artery Disease.
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
As of May 31, 2020, the Company identified a triggering event resulting from the Company’s market capitalization being below its book value of equity for a sustained period of time. Following the triggering event at May 31, 2020, the Company determined its fair value using a combination of the income approach and market approach. This valuation assessment indicated that the Company’s book value exceeded its fair value, resulting in an impairment of goodwill of $158.6 million.

The COVID-19 global pandemic may pose significant risks to our business. It is too early to quantify the impact this situation will have on fiscal year 2021 or beyond, but the public health actions being undertaken to reduce spread of the virus are causing and may continue to cause significant disruptions with respect to consumer demand, hospital operating procedures and workflow, our ability to continue to manufacture products and the reliability of our supply chain. Accordingly, management is evaluating the Company’s liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as we manage the Company through the uncertainty related to the coronavirus.
As of the date of this report:
1.Our field based sales personnel are starting to re-enter the field in a safe and well orchestrated manner in order to once again provide unparalleled service to our physicians.
2.Our Latham headquarters reopened in accordance with New York State guidelines. Our other office-based employees continue to work remotely.
3.Our manufacturing facility in Queensbury, New York is operating under our business continuity plan with precautions including, without limitation, creating small “work pods”, increasing distancing and regularly monitoring temperatures.
We anticipate that guidance and restrictions from the Center for Medicaid Services, hospitals and hospital systems, to reduce “elective-like” procedures and prioritize critical care and coronavirus patients, will have a materially adverse impact on certain procedure volumes to which certain of our products relate.
As discussed in more detail below, we will closely monitor our liquidity and capital resources through the disruption caused by the COVID-19 pandemic.
In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the year ended May 31, 2020 compared to the year ended May 31, 2019 follows:
Year ended May 31, 2020:
•Revenue decreased by 2.4% to $264.2 million
•Gross margin as a percentage of sales decreased by 70 bps to 56.9%
•Operating loss increased by $157.7 million to $167.1 million
•Cash flow from operations decreased by $52.0 million to cash used in operations of $14.6 million
Strategic Initiatives to Drive Growth
Throughout the year, we introduced strategic moves designed to streamline our business, improve our overall business operations and position ourselves for growth. Those initiatives included:
•Product development process. The Company continued its robust product development process which is intended to improve the Company’s ability to bring new products to market.
•Value Creation. To create value and drive future growth, the Company plans to practice dispassionate portfolio optimization and continue to focus on areas of compelling unmet needs including those that are patient-centric and evidenced-based. This was evident through the Auryon and C3 Wave tip location acquisitions noted. In addition, the Company is pursuing targeted global expansion opportunities.
Critical Accounting Policies and Use of Estimates
Our significant accounting policies are summarized in Note 1 to Notes to Consolidated Financial Statements included in our Form 10-K. While all of these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.
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
The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the year ended May 31, 2020, such product returns were not material.
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
Goodwill and Intangible Assets
Intangible assets other than goodwill, indefinite lived intangible assets and in process research and development ("IP R&D") are amortized over their estimated useful lives, which range between two to eighteen years, on either a straight-line basis over the expected period of benefit or as revenues are earned from the sales of the related product. The Company periodically reviews the estimated useful lives of intangible assets and reviews such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. When testing for impairment of definite-lived intangible assets held for use, the Company groups assets at the lowest level for which cash flows are separately identifiable. The Company operates as a single asset group. If a triggering event is deemed to exist, the Company performs an undiscounted operating cash flow analysis to determine if an impairment exists. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
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

For goodwill, the impairment test requires a comparison of the estimated fair value of the reporting unit to which the goodwill is assigned to the carrying value of the assets and liabilities of that reporting unit. The determination of reporting units also requires management judgment. The Company considers whether a reporting unit exists within a reportable segment based on the availability of discrete financial information. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the carrying value is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge.
Determining the fair value of a reporting unit is judgmental and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Changes in assumptions or estimates could materially affect the estimated fair value, and therefore could affect the likelihood and amount of a potential impairment.
In the fourth quarter of fiscal year 2020, the Company concluded that the sustained decline in its market capitalization represented an impairment indicator that required the Company to perform an interim test for goodwill impairment as of May 31, 2020.
To determine the fair value of the single reporting unit as of May 31, 2020, the Company utilized a weighting of fair values derived from the income approach and the market approach. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. Fair value is estimated using internally developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics and includes an additional risk premium to account for additional forecast and company specific risk. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach estimates fair values based on the determination of appropriate publicly traded market comparison companies and market multiples of revenue and earnings derived from those companies with similar operating and investment characteristics as the Company being valued. Finally, the Company compared and reconciled the Company’s overall fair value to its market capitalization in order to assess the reasonableness of the calculated fair values of the reporting unit.
As detailed in Note 9, "Goodwill and Intangible Assets," the Company recorded a goodwill impairment loss of $158.6 million for the year ended May 31, 2020 as the fair value of the reporting unit was less than its carrying value.
Results of Operations for the years ended May 31, 2020 and 2019
For the fiscal year ended May 31, 2020, we reported net loss from continuing operations of $166.8 million, or $4.39 loss per diluted share, on net sales of $264.2 million compared to a fiscal year 2019 net loss of $11.1 million, or $0.30 loss per diluted share, on net sales of $270.6 million.
Net Sales
Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts and returns.
Net sales for the year ended May 31, 2020 and 2019 were:

	Year ended May 31,
(in thousands)	2020	2019	% Growth
Net Sales by Product Category
Vascular Interventions & Therapies	$112,706	$119,901	(6)%
Vascular Access	94,299	94,730	0%
Oncology/Surgery	57,152	56,003	2%
Total	$264,157	$270,634	(2)%

Net Sales by Geography
United States	$207,980	$216,957	(4)%
International	56,177	53,677	5%
Total	$264,157	$270,634	(2)%
For year ended May 31, 2020, net sales decreased $6.5 million to $264.2 million compared to the year ended May 31, 2019.

Vascular Interventions & Therapies
•Total Vascular Interventions & Therapies sales decreased $7.2 million primarily attributable to decreased sales of Venous and Core products of $10.4 million and $2.3 million, respectively. The decrease in Venous products is due to the impact from COVID-19, as this is considered an elective procedure, along with the termination of the Asclera distribution agreement which contributed $5.9 million in the prior year. The decrease in Core products is a direct result of COVID-19 as Core product sales were up year-over-year through the end of the third quarter. These decreases were partially offset by continued strong performance in AngioVac, where case volumes were up 19% year-over-year. There was $0.7 million in sales of Auryon that was acquired as part of the Eximo acquisition in the second quarter of fiscal year 2020.
•U.S. Vascular Interventions & Therapies sales decreased $7.8 million due to decreased sales volume in Venous and Core products as discussed above. This was partially offset by increased case volume in AngioVac and $0.7 million in sales of Auryon.
•International Vascular Interventions & Therapies sales increased $0.6 million due to increased volume in Angiographic catheters primarily in EMEA (Europe, the Middle East and Africa).
Vascular Access
•Total Vascular Access sales decreased $0.4 million primarily due to lower port sales. This was partially offset by increased PICC and Midline sales as a result of the new distribution agreement with MedComp and the C3 Wave tip location acquisition. The Company's BioFlo portfolio comprises 51% of overall Vascular Access sales, consistent with prior year.
•U.S. Vascular Access sales decreased by $2.8 million due to competitive pressures in the PICC and Port product lines. This was partially offset by growth in Midlines and BioFlo Dialysis which continue to gain traction in the marketplace along with the C3 Wave tip location acquisition.
•International Vascular Access sales increased by $2.4 million as the Company continues to expand its global reach of its Vascular Access product offerings.
Oncology/Surgery
•Total Oncology/Surgery sales increased $1.1 million year over year primarily due to $4.8 million in NanoKnife capital sales and increased sales of BioSentry and Balloon products of $0.4 million and $1.4 million, respectively. This was partially offset by decreased sales in Radiofrequency Ablation, Microwave and NanoKnife disposables.
•U.S. Oncology sales increased by $1.7 million primarily due to $2.4 million in NanoKnife capital sales and increased sales of BioSentry and Balloon products of $0.2 million and $1.4 million, respectively. This was partially offset by a $1.5 million decrease in RadioFrequency Ablation and Microwave sales and a $0.4 decrease in NanoKnife disposable sales.
•International Oncology sales decreased by $0.6 million due to decreased RadioFrequency Ablation and Microwave sales of $2.4 million and decreased NanoKnife disposables of $0.8 million. This was partially offset by increased NanoKnife capital sales of $2.4 million.
Gross Profit, Operating expenses, and Other income (expense)

	Year ended May 31,
(in thousands)	2020	2019	% Change
Gross profit (exclusive of intangible amortization)	$150,272	$156,000	-3.7%
Gross profit % of sales	56.9%	57.6%
Research and development	$29,682	$28,258	5.0%
% of sales	11.2%	10.4%
Selling and marketing	$78,634	$76,829	2.3%
% of sales	29.8%	28.4%
General and administrative	$37,872	$34,902	8.5%
% of sales	14.3%	12.9%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Gross profit decreased by $5.7 million compared to the prior year. The decrease is attributable to the following:

•Sales volume negatively impacted gross margin by $1.9 million, while price positively impacted gross margin by $3.0 million.
•Net productivity negatively impacted gross margin by $1.0 million as a result of under absorption in manufacturing operations as the Company maintained staffing levels and continued producing product in the plant to provide flexibility during the severe uncertainty brought about by the COVID-19 global pandemic.
•Inventory reserve of $1.0 million for raw materials and existing dosimetry inventory associated with OARtrac that was purchased pursuant to the Company's acquisition of RadiaDyne as these inventory items were deemed unmarketable absent subsequent design and development activities.
•Mix negatively impacted gross margin by $0.7 million as a result of higher Vascular Access sales, which are lower margin products.
•Other items, including a royalty step-up and a prior year supplier reimbursement, negatively impacted gross margin by $0.8 million.
•The termination of the Asclera distribution agreement negatively impacted gross margin by $3.4 million.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs.
R&D expense increased $1.4 million compared to the prior year. The increase is attributable to the following:
•Compensation and benefits increased approximately $0.4 million due to increased variable compensation along with increased headcount as a result of the Eximo acquisition.
•Research and development spend related to the Eximo acquisition contributed $2.3 million along with $1.2 million in other project spend.
•Outside consultant and other spend decreased $2.2 million.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense increased by $1.8 million compared to the prior year. The increase is attributable to the following:
•Compensation and benefits increase of approximately $0.7 million which is primarily attributed to increased variable compensation and increased commissions as a result of NanoKnife capital sales.
•Expenses related to the build-out of the Eximo sales and marketing teams to prepare for full product launch of $3.1 million.
•Travel expenses decreased $1.6 million directly as a result of the COVID-19 pandemic and the fact that the sales force could not travel in the fourth quarter of fiscal year 2020.
•Outside service and other fees decreased $1.3 million which was partially offset by other sales and marketing expenses of $1.1 million to support company-wide initiatives.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense increased by $3.0 million compared to the prior year. The increase is attributable to the following:
•Legal and professional fees relating to ongoing litigation that is within the normal course of business increased $3.7 million, primarily related to the Company's suit against C.R. Bard.
•Compensation and benefits decreased approximately $2.9 million primarily as a result of reversal of share based compensation expense of $1.8 million for employees who are no longer with the Company and favorable benefits expense of $0.9 million.
•Increased consultant spend of $0.4 million, increased expenses related to the Eximo acquisition to integrate the business of $0.8 million and other expenses of $0.9 million.

	Year ended May 31,
(in thousands)	2020	2019	$ Change
Amortization of intangibles	$18,121	$17,056	$1,065
Goodwill impairment	$158,578	$—	$158,578
Change in fair value of contingent consideration	$(11,531)	$(6,776)	$(4,755)
Acquisition, restructuring and other items, net	$6,014	$15,127	$(9,113)
Other expense	$(1,037)	$(5,306)	$4,269
Amortization of intangibles - Represents the amount of amortization expense that was taken on intangible assets held by the Company.
•Amortization expense increased $1.1 million compared to the prior year. The Eximo Medical and C3 Wave tip location acquisitions increased intangible assets by $60.3 million and $9.4 million, respectively. These additions resulted in additional amortization expense of $2.9 million. This was partially offset by the write-off of the Merz intangible in the fourth quarter of fiscal year 2019 and other intangibles that became fully amortized.
Goodwill Impairment - Represents the impairment charge taken on goodwill.
•The Company recorded a non-cash goodwill impairment charge of $158.6 million for the year ended May 31, 2020 as the fair value of the reporting unit was less than its carrying value.
Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•The change from the prior year is primarily due to revised sales projections for RadiaDyne products as a result of reviews performed by executive management. The adjustments to the sales projections over the contractual earn-out period resulted in a $9.2 million reduction in the fair value of the contingent liability. It was also determined that one of the technical milestones would not be achieved, which resulted in an additional reduction in the liability of $2.7 million. These reductions in the fair value were offset by normal amortization of the present value of the remaining contingent consideration, including the Eximo contingent consideration that was recorded for $14.9 million in the second quarter of fiscal year 2020. In addition, the final minimum payment of $1.2 million was paid for the Microsulis contingent consideration during the first quarter of fiscal year 2020.
Acquisition, restructuring and other items, net - Acquisition, restructuring and other items, net represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.
Acquisition, restructuring and other items, net decreased by $9.1 million compared to the prior year. The decrease is attributable to the following:
•M&A expense of $0.8 million was incurred in fiscal year 2020 compared to $4.0 million in the prior year.
•Legal expense, related to litigation that is outside of the normal course of business, of $2.7 million was recorded in fiscal year 2020, which includes an offset of $0.5 million from the Biolitec bankruptcy settlement, compared to $7.8 million in the prior year. Included in the $7.8 million from prior year, is a $3.4 million settlement received for the Biolitec litigation and a $2.5 million accrual for the settlement of the Merz contract termination.
•In fiscal year 2020, the Company incurred $2.8 million of expense to move manufacturing facilities as a result of the sale of the Fluid Management business.
•As part of the sale of the Fluid Management business, the Company entered into a transition services agreement with Medline for certain legal, human resource, tax, accounting and information technology services from the Company for a period not to exceed 24 months. Income of $1.8 million for these services was recognized in fiscal year 2020.
•The prior year had a $1.7 million asset impairment charge.
•Other expenses of $1.5 million in fiscal year 2020 compared to $1.3 million in the prior year consists of expenses to move the manufacturing of BioSentry products and severance associated with the sale of the Fluid Management business.

Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•The decrease in other expenses from the prior year of $4.3 million is due to decreased interest expense of $4.6 million as the Credit Facility was paid down in full at the beginning of the first quarter of fiscal year 2020. In addition to the decrease in interest expense, interest income increased $0.3 million from the prior year as a result of increased cash due to proceeds from the sale of the Fluid Management business. These increases are partially offset by the write-off of the deferred financing fees that were associated with the old Credit Facility of $0.5 million. Other expenses also include foreign currency fluctuations which increased by $0.2 million.
Income Tax Provision (Benefit)

	Year ended May 31,
(in thousands)	2020	2019
Income tax expense (benefit)	$(1,348)	$(3,556)
Effective tax rate	1%	24%
Our effective tax rate was a benefit of 1% for fiscal year 2020 compared with an effective tax rate benefit of 24% for the prior year. The current year effective tax rate differs from the U.S. Federal statutory tax rate of 21% primarily due to no tax benefit being recorded on the goodwill impairment of $158.6 million.
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
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of May 31, 2020. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
Results of Operations for the years ended May 31, 2019 and 2018
For the fiscal year ended May 31, 2019, we reported net loss from continuing operations of $11.1 million, or $0.30 loss per basic and diluted common share, on net sales of $270.6 million compared to a fiscal year 2018 net loss of $6.2 million, or $0.17 loss per basic and diluted common share, on net sales of $261.7 million.
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

Vascular Interventions & Therapies
•Total Vascular Interventions & Therapies sales increased $0.2 million primarily attributable to strong performance in AngioVac and Core Peripheral products. The Company continues to see strong case volumes in AngioVac, which increased 20% percent from the prior year due to increased adoption of the Company's unique technology. This was partially offset by decreases in Venous products due to reimbursement challenges and the termination of the Asclera distribution agreement.
•U.S. Vascular Interventions & Therapies sales decreased $1.1 million due to decreased sales volume in Venous products and the termination of the Asclera distribution agreement. This was partially offset by increased case volume in AngioVac and increased sales volume of Core Peripheral products.
•International Vascular Interventions & Therapies sales increased $1.3 million due to increased volume in Venous and Angiographic catheters in EMEA and China.
Vascular Access
•Total Vascular Access sales increased $2.0 million due to growth in BioFlo which increased $2.8 million year over year. The increase in sales is also due to the launch of the BIIM ultrasound product in fiscal year 2019 which had $0.5 million in sales. This was partially offset by a decline in non-BioFlo PICCs of $1.8 million. The Company's BioFlo portfolio now comprises 51% of overall Vascular Access sales, compared to 49% a year ago.
•U.S. Vascular Access sales decreased by $1.2 million due to competitive pressures in the PICC product line. This was partially offset by growth in Midlines and BioFlo Dialysis and Ports which continue to gain traction in the marketplace.
•International Vascular Access sales increased by $3.2 million as the Company continues to expand its global reach of its Vascular Access product offerings.
Oncology/Surgery
•Total Oncology/Surgery sales increased $6.8 million year over year primarily due to $4.9 million in sales of BioSentry products and $4.8 million in sales of RadiaDyne products along with increased sales of NanoKnife disposables of $0.5 million. This was partially offset by decreased sales in Radiofrequency Ablation, Microwave and NanoKnife capital. Microwave sales were negatively impacted by the timing of the Company's prior year replacement shipments of $2.6 million which took place primarily in the first and second quarters of the prior year as a result of the market withdrawal of Acculis. NanoKnife capital decreased $0.9 million due to the timing of capital sales.
•U.S. Oncology sales increased by $6.9 million primarily due to $4.8 million in sales of BioSentry products and $4.8 million in sales of RadiaDyne products. This was partially offset by a $1.5 million decrease in NanoKnife capital and disposable sales and a $0.6 million decrease in RadioFrequency Ablation and Microwave sales.
•International Oncology sales decreased by $0.1 million due to decreased RadioFrequency Ablation and Microwave sales of $0.7 million, partially offset by increased NanoKnife capital and disposable sales of $0.8 million.
Gross Profit, Operating expenses, and Other income (expense)

	Year ended May 31,
(in thousands)	2019	2018	% Change
Gross profit	$156,000	$143,856	8.4%
Gross profit % of sales	57.6%	55.0%
Research and development	$28,258	$24,338	16.1%
% of sales	10.4%	9.3%
Selling and marketing	$76,829	$73,109	5.1%
% of sales	28.4%	27.9%
General and administrative	$34,902	$30,991	12.6%
% of sales	12.9%	11.8%
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
Gross profit increased by $12.1 million compared to the prior year. The increase is attributable to the following:

•Net productivity of $2.5 million, where plant consolidation contributed $3.3 million of favorability partially offset by increased freight expense of $0.8 million.
•Sales volume and mix positively contributed $1.5 million year over year.
•Currency and pricing headwinds negatively impacting gross margin by $2.0 million year over year.
•Sales of BioSentry and RadiaDyne products contributed $6.9 million to gross profit.
•Prior year reserve of $1.7 million related to the discontinuation of our RadioFrequency Ablation product in Japan.
•The expiration of a royalty agreement in fiscal year 2018 resulted in $1.5 million of favorability compared to the prior year.
Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs.
R&D expense increased $3.9 million compared to the prior year. The increase is attributable to the following:
•New product development and clinical efforts related to the Company’s investment areas of NanoKnife, Thrombus Management and BioFlo increased $3.5 million.
•Increased compensation and benefits of $0.5 million primarily as a result of increased variable compensation.
Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense increased by $3.7 million compared to the prior year. The increase is attributable to the following:
•Compensation and benefits increase of approximately $3.7 million which is primarily attributed to increased headcount as a result of the BioSentry and RadiaDyne acquisitions along with higher variable compensation.
General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense increased by $3.9 million compared to the prior year. The increase is attributable to the following:
•Compensation and benefits increase of approximately $2.8 million primarily as a result of increased variable compensation, salaries and benefits and stock based compensation.
•Increased legal fees related to ongoing litigation that is within the normal course of business of $0.6 million.
•Increased other expenses for technology investments of $0.3 million and lease expense of $0.2 million.

	Year ended May 31,
(in thousands)	2019	2018	$ Change
Amortization of intangibles	$17,056	$13,906	$3,150
Change in fair value of contingent consideration	$(6,776)	$250	$(7,026)
Acquisition, restructuring and other items, net	$15,127	$15,432	$(305)
Other expense	$(5,306)	$(3,093)	$(2,213)
Amortization of intangibles - Represents the amount of amortization expense that was taken on intangible assets held by the Company.
•The change in amortization expense from the prior year is due to intangible asset additions as a result of the BioSentry and RadiaDyne acquisitions. The BioSentry acquisition increased intangible assets by $26.0 million and resulted in additional amortization expense of $1.5 million. The RadiaDyne acquisition increased intangible assets by $25.6 million and resulted in additional amortization expense of $1.7 million.
Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.
•The increase from the prior year is due to contingent considerations that were recorded as part of the BioSentry and RadiaDyne acquisitions of $2.8 million and $22.3 million, respectively. In the fourth quarter, adjustments to the sales projections for RadiaDyne products resulted in an $8.4 million gain. The remaining change in the fair value in contingent consideration is the result of amortization of the present value discount of $1.6 million. In addition, in the second quarter of fiscal year 2018, the final minimum payment was made on the AngioVac product contingent consideration and a $2.1 million payment was made on the Microsulis contingent consideration during the first quarter of fiscal 2019. Only one minimum payment is remaining on the Microsulis contingent consideration.
Acquisition, restructuring and other items, net - Acquisition, restructuring and other items, net represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.
Acquisition, restructuring and other items, net decreased $0.3 million compared to the prior year. The decrease is attributable to the following:
•M&A expense of $4.0 million was incurred in fiscal year 2019 compared to $1.7 million in the prior year.
•Legal expense, related to litigation that is outside of the normal course of business, of $7.8 million was recorded in fiscal year 2019 compared to $8.4 million in fiscal year 2018. Included in the $7.8 million, is a $3.4 million settlement received for the Biolitec litigation and a $2.5 million accrual for the settlement of the Merz contract termination.
•For the year ended 2018, the Company incurred $4.7 million of expense which consisted of $1.4 million of severance, $2.9 million of costs to move the product lines and $0.2 million in contract termination expenses related to the plant consolidation that was announced in the third quarter of fiscal year 2017. The plant consolidation was completed in the fourth quarter of fiscal year 2018; therefore, only $0.3 million of expense was incurred for the year ended 2019.
Other expenses - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs and remained consistent with the prior year.
•The increase in other expenses from the prior year of $2.2 million is due to increased interest expense of $1.9 million primarily due to the draw on the Revolving Facility during fiscal year 2019. In addition, foreign currency fluctuations increased $0.7 million. These increases were partially offset by other income of $0.4 million.
Income Tax Provision (Benefit)

	Year ended May 31,
(in thousands)	2019	2018
Income tax expense (benefit)	$(3,556)	$(11,036)
Effective tax rate including discrete items	24%	64%
Our effective tax rate benefit was 24% for fiscal year 2019 compared with a benefit of 64% for the prior year.
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
Liquidity and Capital Resources
We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic. We believe that our current cash on hand and availability under the Revolving Facility provides sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. We are closely monitoring receivables and payables. In addition, we believe that our recently increased inventory levels provide additional risk mitigation in the event we incur a manufacturing disruption.
Our cash and cash equivalents totaled $54.4 million as of May 31, 2020, compared with $227.6 million as of May 31, 2019. As of May 31, 2020, total debt outstanding related to the Revolving Facility was $40.0 million. The fair value of the contingent consideration liability as of May 31, 2020 was $15.6 million.
The table below summarizes our cash flows for the years ended May 31, 2020, 2019 and 2018:

	Year ended May 31,
(in thousands)	2020	2019	2018
Cash provided by (used in):
Operating activities	$(14,554)	$37,440	$41,287
Investing activities	(63,345)	82,554	(3,656)
Financing activities	(95,242)	33,931	(11,551)
Effect of exchange rate changes on cash and cash equivalents	(65)	(380)	472
Net change in cash and cash equivalents	$(173,206)	$153,545	$26,552
During the years ended May 31, 2020, 2019 and 2018, cash flows consisted of the following:
Cash provided by (used in) operating activities:
Year ended 2020:
•Net loss of $166.8 million plus the non-cash items, primarily driven by the goodwill impairment, depreciation and amortization and share based compensation, contributed to cash used in operations of $14.6 million.
•Working capital was negatively impacted by increased inventory on hand of $18.8 million and decreased accounts payable and accrued liabilities of $15.5 million. Accounts receivable had a favorable impact of $11.9 million on working capital as a result of the sale of the Fluid Management business and decreased sales in the fourth quarter as a result of the impact from COVID-19.

Year ended 2019:
•Net income was driven by the sale of the Fluid Management business. Net loss from continuing operations was driven by higher operating expenses in research and development, selling and marketing and general administrative as well as costs related to our acquisition and restructuring activities. The loss was partially offset by increased sales and improved gross profit.
•Working capital was negatively impacted by increased inventory on hand of $1.4 million. Days sales outstanding ("DSO") increased as a result of increased sales during the fourth quarter. This had a $3.2 million negative impact on working capital. The Company continued to optimize days payables outstanding ("DPO"), which resulted in a $5.2 million favorable impact on working capital.

Year ended 2018:
•Net income was driven by higher gross margin, lower operating expenses in selling and marketing, general and administrative and acquisition, restructuring and other items, net. Partially offsetting the positive cash impact was a $9.3 million non-cash discrete tax benefit as a result of the Tax Reform Act and the revaluation of the Company's deferred tax assets and liabilities to reflect the lower statutory rate.
•The Company continues to focus on optimizing days sales outstanding ("DSO") which contributed $5.0 million to working capital improvement. Working capital was also positively impacted by decreased inventory on hand of $5.7 million. Even though the Company continued to optimize days payables outstanding ("DPO"), the decrease in raw material purchases at year end negatively impacted working capital from accounts payable and accrued liabilities.
Cash used in investing activities:
Year ended 2020:
•$45.8 million payment to acquire Eximo Medical Ltd. and $10.0 million payment to acquire the C3 Wave tip location asset from Medical Components, Inc. Refer to Note 2 of the financial statements.
•$7.2 million in fixed asset additions primarily related to building improvements along with maintenance of equipment.
Year ended 2019:
•$3.1 million in fixed asset additions, primarily for maintenance of equipment.
•$37.0 million cash payment to acquire the BioSentry product from SSC and a $47.9 million cash payment to acquire RadiaDyne as described in Note 2 to the financial statements.
•$169.2 million in cash proceeds as a result of the Divestiture described in Note 3 to the financial statements.
•$1.3 million in proceeds from the sale of an auction rate security.
Year ended 2018:
•$2.4 million in fixed asset additions.
•In the third quarter, we entered into a distribution and license agreement where we recorded the upfront license fee of $1.3 million as an intangible asset that will be amortized over thirty-six months.
Cash used in financing activities:
Year ended 2020:
•$132.5 million repayment of long-term debt in conjunction with the new Credit Agreement that was entered into at the beginning of the first quarter of fiscal year 2020. Refer to Note 12 of the financial statements.
•$40.0 million draw on the Revolving Facility.
•$0.8 million of outlays from stock option and ESPP activity.
•$1.2 million payment on earn-out liabilities.
Year ended 2019:
•$55.0 million draw on the Revolving Facility as a result of the RadiaDyne acquisition described in Note 2 to the financial statements.
•$5.0 million repayment on the Term Loan. This is consistent with the required amortization payment on the Term Loan. There was also a $10.0 million repayment on the Revolving Facility in the third quarter of fiscal year 2019.
•$2.0 million of proceeds from stock option and ESPP activity.
•$8.1 million payment on earn-out liabilities.
Year ended 2018:
•$5.0 million in repayments on long-term debt, consistent with the required amortization payment on the Term Loan.
•$2.9 million of proceeds from stock option and ESPP activity.
•$9.5 million payment on earn-out liabilities.
On June 3, 2019 and in connection with the completion of the Fluid Management divestiture, the Company repaid all amounts outstanding under its existing Credit Agreement and entered into a new Credit Agreement. The Credit Agreement provides for a $125.0 million secured Revolving Facility, which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $75.0 million.  The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00. The other financial covenant requires us to maintain a total leverage ratio of not greater than 3.00 to 1.00. The total leverage ratio is based upon our trailing twelve months total adjusted EBITDA (as defined in the Credit Agreement). The amount that we can borrow under our Credit Agreement is directly based on our leverage ratio.
On December 17, 2019, the Company made a $15.0 million draw on the Revolving Facility as part of the acquisition of the C3 Wave tip location asset from Medical Components Inc. that is described Note 2 to the financial statements. In the fourth quarter of fiscal year 2020, the Company made an additional $25.0 million draw on the Revolving Facility. We believe that our current cash balance, together with cash generated from operations and access to our Revolving Facility, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.
Our contractual obligations as of May 31, 2020 are set forth in the table below (in thousands). We have no variable interest entities or other off-balance sheet obligations.

	Cash payments due by period as of May 31, 2020
(in thousands)	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long term debt and interest	$42,286	$762	$1,524	$40,000	$—
Operating leases (1)	12,009	2,806	4,889	3,126	1,188
Purchase obligations (2)	553	553	—	—	—
Acquisition-related future obligations (3)	21,000	1,000	10,000	10,000	—
Indemnification holdback	5,000	5,000	—	—	—
Royalties	51,500	3,800	7,600	7,600	32,500
	$132,348	$13,921	$24,013	$60,726	$33,688
(1) Operating leases include short-term leases that are not recorded on our consolidated balance sheet under ASU No. 2016-02.
(2) The inventory purchase obligations are not reflected on our consolidated balance sheets under accounting principles generally accepted in the United States of America.
(3) Acquisition-related future obligations include scheduled minimum payments and contingent payments based upon achievement of performance measures or milestones such as sales or profitability targets, the achievement of research and development objectives or the receipt of regulatory approvals. The amount represents the undiscounted value of contingent liabilities recorded on the balance sheet. Timing of payments are as contractually scheduled, or where contingent, the Company's best estimate of payment timing.

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
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 6.8% of our sales in fiscal year 2020 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.
INTEREST RATE RISK
On June 3, 2019, we entered into the Credit Agreement which provides for a $125.0 million Revolving Facility. Interest on the facility will be based, at the Company’s option, on a base rate of LIBOR plus an applicable margin tied to the Company’s total leverage ratio and having ranges between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. In the event of default, the interest rate may be increased by 2.0%. As of May 31, 2020, there was $40.0 million outstanding on the Revolving Facility.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our Board of Directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of May 31, 2020.
The effectiveness of our internal control over financial reporting as of May 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended May 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
AngioDynamics, Inc.
Latham, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AngioDynamics, Inc. and subsidiaries (the “Company”) as of May 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended May 31, 2020, of the Company and our report dated August 7, 2020, expressed an unqualified opinion on those financial statements.

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
August 7, 2020

Item 9B.	Other Information.
        None.

Part III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year end pursuant to Regulation 14A (the “Proxy Statement”) for our annual meeting of Stockholders, currently scheduled for October 2020. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
AngioDynamics, Inc.
Latham, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AngioDynamics, Inc. and subsidiaries (the "Company") as of May 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended May 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 7, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
August 7, 2020

We have served as the Company’s auditor since 2016.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended May 31,
	2020	2019	2018
Net sales	$264,157	$270,634	$261,655
Cost of sales (exclusive of intangible amortization)	113,885	114,634	117,799
Gross profit	150,272	156,000	143,856
Operating expenses
Research and development	29,682	28,258	24,338
Sales and marketing	78,634	76,829	73,109
General and administrative	37,872	34,902	30,991
Amortization of intangibles	18,121	17,056	13,906
Goodwill impairment	158,578	—	—
Change in fair value of contingent consideration	(11,531)	(6,776)	250
Acquisition, restructuring and other items, net	6,014	15,127	15,432
Total operating expenses	317,370	165,396	158,026
Operating loss	(167,098)	(9,396)	(14,170)
Other expenses
Interest expense, net	(907)	(5,099)	(3,062)
Other expense	(130)	(207)	(31)
Total other expenses, net	(1,037)	(5,306)	(3,093)
Loss from continuing operations before income tax benefit	(168,135)	(14,702)	(17,263)
Income tax benefit	(1,348)	(3,556)	(11,036)
Net loss from continuing operations	(166,787)	(11,146)	(6,227)
Income from discontinued operations, net of income tax	—	72,486	22,562
Net income (loss)	$(166,787)	$61,340	$16,335

Loss per share - continuing operations
Basic	$(4.39)	$(0.30)	$(0.17)
Diluted	$(4.39)	$(0.30)	$(0.17)
Income per share - discontinued operations
Basic	$—	$1.93	$0.61
Diluted	$—	$1.93	$0.61
Income (loss) per share
Basic	$(4.39)	$1.64	$0.44
Diluted	$(4.39)	$1.64	$0.44
Weighted average shares outstanding
Basic	37,961	37,485	37,075
Diluted	37,961	37,485	37,075
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended May 31,
	2020	2019	2018
Net income (loss)	$(166,787)	$61,340	$16,335
Other comprehensive income (loss), before tax:
Unrealized gain on marketable securities	—	33	102
Reclassification adjustment for gains included in net income	—	(116)	—
Foreign currency translation gain (loss)	11	(317)	270
Other comprehensive income (loss), before tax	11	(400)	372
Income tax benefit (expense) related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	11	(400)	372
Total comprehensive income (loss), net of tax	$(166,776)	$60,940	$16,707

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31, 2020	May 31, 2019
Assets
Current Assets
Cash and cash equivalents	$54,435	$227,641
Accounts receivable, net of allowances of $2,150 and $1,906, respectively	31,263	43,577
Inventories	59,905	40,071
Prepaid expenses and other	7,310	4,003
Total current assets	152,913	315,292
Property, plant and equipment, net	28,312	24,258
Other assets	15,338	3,835
Intangible assets, net	197,136	145,387
Goodwill	200,515	347,666
Total Assets	$594,214	$836,438
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$19,096	$22,829
Accrued liabilities	29,380	38,338
Current portion of long-term debt	—	7,500
Current portion of contingent consideration	836	4,635
Other current liabilities	2,133	—
Total current liabilities	51,445	73,302
Long-term debt, net of current portion	40,000	124,407
Deferred income taxes	24,057	14,542
Contingent consideration, net of current portion	14,811	8,851
Other long-term liabilities	9,029	521
Total Liabilities	139,342	221,623
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 38,448,536 and 37,984,382 shares issued and 38,078,536 and 37,614,382 shares outstanding at May 31, 2020 and 2019, respectively	374	372
Additional paid-in capital	561,871	555,040
Retained earnings	(100,318)	66,469
Treasury stock, 370,000 shares, at cost at May 31, 2020 and 2019, respectively	(5,714)	(5,714)
Accumulated other comprehensive loss	(1,341)	(1,352)
Total Stockholders' Equity	454,872	614,815
Total Liabilities and Stockholders' Equity	$594,214	$836,438
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at May 31, 2017	37,210,091	$367	$532,705	$(11,007)	$(1,324)	(370,000)	$(5,714)	$515,027
Adjustment for ASU 2016-09			199	(199)				—
Net income				16,335				16,335
Exercise of stock options	148,937	1	1,916					1,917
Issuance/cancellation of restricted stock units	145,522	1	(232)					(231)
Purchase of common stock under Employee Stock Purchase Plan	89,943	1	1,262					1,263
Stock-based compensation			7,912					7,912
Other comprehensive income, net of tax					372			372
Balance at May 31, 2018	37,594,493	$370	$543,762	$5,129	$(952)	(370,000)	$(5,714)	$542,595
Net income				61,340				61,340
Exercise of stock options	134,253	1	1,525					1,526
Issuance/cancellation of restricted stock units	177,538		(667)					(667)
Issuance of performance share units	5,235							—
Purchase of common stock under Employee Stock Purchase Plan	72,863	1	1,171					1,172
Stock-based compensation			9,249					9,249
Other comprehensive loss, net of tax					(400)			(400)
Balance at May 31, 2019	37,984,382	$372	$555,040	$66,469	$(1,352)	(370,000)	$(5,714)	$614,815
Net loss				(166,787)				(166,787)
Exercise of stock options	50,636	1	560					561
Issuance/cancellation of restricted stock units	312,951		(2,537)					(2,537)
Purchase of common stock under Employee Stock Purchase Plan	100,567	1	1,216					1,217
Stock-based compensation			7,592					7,592
Other comprehensive income, net of tax					11			11
Balance at May 31, 2020	38,448,536	$374	$561,871	$(100,318)	$(1,341)	(370,000)	$(5,714)	$454,872
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended May 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(166,787)	$61,340	$16,335
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	23,805	25,880	23,163
Non-cash lease expense	2,070	—	—
Goodwill impairment	158,578	—	—
Stock based compensation	7,592	9,249	7,912
Gain on disposition	—	(46,592)	—
Transaction costs for disposition	—	(4,030)	—
Change in fair value of contingent consideration	(11,531)	(6,776)	250
Deferred income tax provision	(1,568)	(2,655)	(8,947)
Changes in accounts receivable allowances	429	(202)	179
Asset impairments and disposals	1,321	2,495	540
Other	86	(5)	(605)
Changes in operating assets and liabilities:
Accounts receivable	11,918	(3,177)	5,044
Inventories	(18,845)	(1,428)	5,740
Prepaid expenses and other	(6,155)	(1,871)	(1,231)
Accounts payable, accrued and other liabilities	(15,467)	5,212	(7,093)
Net cash provided by (used in) operating activities	(14,554)	37,440	41,287
Cash flows from investing activities:
Additions to property, plant and equipment	(7,235)	(3,118)	(2,391)
Proceeds from disposition of discontinued operations	—	169,242	—
Cash paid for acquisitions	(55,760)	(84,920)	—
Acquisition of intangibles	(350)	—	(1,265)
Proceeds from sale of marketable securities	—	1,350	—
Net cash provided by (used in) investing activities	(63,345)	82,554	(3,656)
Cash flows from financing activities:
Repayment of long-term debt	(132,500)	(15,000)	(5,000)
Proceeds from borrowings on revolving credit facility	40,000	55,000	—
Deferred financing costs on long-term debt	(775)	—	—
Payment of acquisition related contingent consideration	(1,208)	(8,100)	(9,500)
Proceeds (outlays) from exercise of stock options and employee stock purchase plan	(759)	2,031	2,949
Net cash provided by (used in) financing activities	(95,242)	33,931	(11,551)
Effect of exchange rate changes on cash and cash equivalents	(65)	(380)	472
(Decrease) increase in cash and cash equivalents	(173,206)	153,545	26,552
Cash and cash equivalents at beginning of year	227,641	74,096	47,544
Cash and cash equivalents at end of year	$54,435	$227,641	$74,096

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year ended May 31,
	2020	2019	2018
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of fixed assets	$224	$(114)	$56
Fair value of contingent consideration for acquisitions	14,900	25,100	—
Fair value of acquisition consideration included in accrued expenses	—	4,650	—
Cash paid during the year for:
Interest	$413	$5,115	$3,190
Income taxes	682	426	36

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
On May 31, 2019, the Company completed the sale of the Fluid Management business and all of the assets used primarily in connection with the Fluid Management business (Note 3). As the disposal of this business represents a strategic shift with a major effect on the Company's operations, for all periods presented in the Consolidated Statements of Operations and Comprehensive Income, all sales, costs, expenses, gains and income taxes attributable to Fluid Management have been reported under the captions, “Income from Discontinued Operations, Net of Income Tax.”  Cash flows used in or provided by Fluid Management have been reported in the Consolidated Statements of Cash Flows under operating and investing activities.
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
Use of Estimates
The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.
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
Goodwill and Intangible Assets
Intangible assets other than goodwill, indefinite lived intangible assets and in process research and development ("IP R&D") are amortized over their estimated useful lives, which range between two to eighteen years, on either a straight-line basis over the expected period of benefit or as revenues are earned from the sales of the related product. The Company periodically reviews the estimated useful lives of intangible assets and reviews such assets or asset groups for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. When testing for impairment of definite-lived intangible assets held for use, the Company groups assets at the lowest level for which cash flows are separately identifiable. The Company operates as a single asset group. If a triggering event is deemed to exist, the Company performs an undiscounted operating cash flow analysis to determine if an impairment exists. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
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
For goodwill, the impairment test requires a comparison of the estimated fair value of the reporting unit to which the goodwill is assigned to the carrying value of the assets and liabilities of that reporting unit. The determination of reporting units also requires management judgment. The Company considers whether a reporting unit exists within a reportable segment based on the availability of discrete financial information. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the carrying value is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge.
As detailed in Note 9, "Goodwill and Intangible Assets," the Company recorded a goodwill impairment loss of $158.6 million for the year ended May 31, 2020 as the fair value of the reporting unit was less than its carrying value.
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
Derivative instruments are presented in the consolidated financial statements at their fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of hedged items that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss). There were no derivative instruments held by the Company as of May 31, 2020 and 2019.
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
Recently Issued Accounting Pronouncements
The following table provides a description of recent accounting pronouncements that may have a material effect on the Company's consolidated financial statements:

Recently Issued Accounting Pronouncements - Adopted
Standard	Description	Date Adopted	Effect on the Consolidated Financial Statements
ASU 2016-02, Leases (Topic 842)	This ASU increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities.	June 1, 2019	Refer to Note 16, Leases, for the required disclosures related to adopting this standard.

Recently Issued Accounting Pronouncements - Not Yet Applicable or Adopted
Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU 2018-13, Fair Value Measurement (Topic 820)	This ASU removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes.	June 1, 2020	The Company plans to adopt the new standard in the first quarter of fiscal year 2021 and does not expect there to be a material impact to the consolidated financial statements.
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	This ASU replaces the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates.	June 1, 2020	The Company plans to adopt the new standard in the first quarter of fiscal year 2021 and does not expect there to be a material impact to the consolidated financial statements.

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
Eximo Acquisition
On October 2, 2019, the Company entered into a share purchase agreement to acquire Eximo Medical, Ltd., a pre-commercial stage medical device company and its proprietary 355nm laser atherectomy technology. The aggregate purchase price of $60.7 million included an upfront payment of $45.8 million and contingent consideration with an estimated fair value of $14.9 million. This acquisition expands and complements the Company’s Vascular Interventions and Therapies product portfolio by adding the 355nm laser atherectomy technology which treats Peripheral Artery Disease.
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

(in thousands)	Preliminary allocation	Adjustments (1)	Final allocation
Accounts receivable	$50	$—	$50
Inventory	150	—	150
Prepaid and other current assets	54	—	54
Long-term deposits	51		51
Property, plant and equipment	397	—	397
Intangible assets:
Product technology	59,000	1,300	60,300
Goodwill	12,428	(1,001)	11,427
Total assets acquired	$72,130	$299	$72,429
Liabilities assumed
Accounts payable	$84	$—	$84
Other current liabilities	615	—	615
Deferred tax liabilities	10,771	299	11,070
Total liabilities assumed	$11,470	$299	$11,769
Net assets acquired	$60,660	$—	$60,660
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
The Company finalized the allocation of the purchase price to the assets acquired and liabilities assumed in the fourth quarter of fiscal year 2020.
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
RadiaDyne Acquisition
On September 21, 2018, the Company acquired RadiaDyne, a privately held medical diagnostic and device company that designs and develops patient dose monitoring technology to improve cancer treatment outcomes. The aggregate purchase price of $75.0 million included an upfront payment of $47.9 million, contingent consideration with an estimated fair value of $22.3 million, an indemnification holdback of $4.6 million and a purchase price holdback of $0.2 million. The fair value of contingent consideration of $22.3 million is comprised of $16.5 million for the revenue milestones and $5.8 million for the technical milestones. The indemnification holdback is recorded in accrued liabilities at May 31, 2020 and the purchase price holdback was initially recorded in accrued liabilities, but was paid during the third quarter of fiscal year 2019.
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
The Company finalized the allocation of the purchase price to the assets acquired and liabilities assumed in the fourth quarter of fiscal year 2019.
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
The Company has not disclosed the amount of revenue and earnings for sales of BioSentry products since acquisition, nor proforma information, because these amounts are not significant to the Company's financial statements. Acquisition-related costs associated with the BioSentry acquisition, which are included in acquisition, restructuring and other expenses, net in the accompanying Consolidated Statements of Operations, were approximately $1.0 million in fiscal year 2019. The following table summarizes the preliminary and revised final purchase price allocated to the net assets acquired:

(in thousands)	Final allocation
Inventory	$50
Property, plant and equipment	10
Intangible assets:
BioSentry trademark	2,500
BioSentry product technology	20,900
Customer relationships	2,600
Goodwill	13,740
Net assets acquired	$39,800
The Company finalized the allocation of the purchase price to the assets acquired and liabilities assumed in the fourth quarter of fiscal year 2019.
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
As a result of the Divestiture, the results of operations from the Fluid Management business are reported in the accompanying consolidated statements of operations as “Income from discontinued operations, net of income tax” for the years ended May 31, 2019 and 2018.
The following table summarizes the financial results of discontinued operations:

	Year ended May 31,
(in thousands)	2019	2018
Net sales	$88,850	$82,630
Cost of sales (exclusive of amortization)	52,978	49,611
Gross profit	35,872	33,019

Operating expenses
Research and development	1,177	1,121
Sales and marketing	4,129	4,167
General and administrative	271	274
Amortization of intangibles	2,716	2,729
Total operating expenses	8,293	8,291
Operating income	27,579	24,728

Gain on divestiture	46,592	—

Income from discontinued operations before income taxes	74,171	24,728
Income tax expense	(1,685)	(2,166)
Income from discontinued operations	$72,486	$22,562
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
(1) Costs include advisory fees, legal fees and professional fees
Proceeds from the sale of Fluid Management have been presented in the Consolidated Statements of Cash Flows under investing activities for the fiscal year ended May 31, 2019.  Total operating and investing cash flows of discontinued operations for the fiscal year ended May 31, 2019 and 2018 are comprised of the following, which exclude the effect of income taxes:

(in thousands)	2019	2018
Net cash provided by operating activities	$2,245	$5,581
Net cash provided by investing activities	982	1,146

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
Disaggregation of Revenue
The following tables summarize net product revenue by Global Business Unit ("GBU") and geography for the year ended May 31, 2020 and for the year ended May 31, 2019:

	Year ended May 31, 2020			Year ended May 31, 2019
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Vascular Interventions & Therapies	$98,965	$13,741	$112,706	$106,767	$13,134	$119,901
Vascular Access	76,768	17,531	94,299	79,611	15,119	94,730
Oncology	32,247	24,905	57,152	30,579	25,424	56,003
Total	$207,980	$56,177	$264,157	$216,957	$53,677	$270,634
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
Sales, value added, and other taxes collected on behalf of third parties are excluded from revenue.
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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the year ended May 31, 2020, such product returns were not material.
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	May 31, 2020	May 31, 2019
Receivables	$31,263	$43,577
Contract assets	$—	$—
Contract liabilities	$545	$681
During the years ended May 31, 2020 and 2019, the Company had additions to contract liabilities of $2.1 million and $0.6 million, respectively. This was offset by $2.2 million and $1.1 million in revenue that was recognized during the years ended May 31, 2020 and 2019, respectively.
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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:
(in thousands)	Level 1	Level 2	Level 3	Fair Value at May 31, 2020
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$15,647	$15,647
Total Financial Liabilities	$—	$—	$15,647	$15,647

	Fair Value Measurements using inputs considered as:
(in thousands)	Level 1	Level 2	Level 3	Fair Value at May 31, 2019
Financial Liabilities
Contingent consideration for acquisition earn out	$—	$—	$13,486	$13,486
Total Financial Liabilities	$—	$—	$13,486	$13,486
There were no transfers in and out of Level 1, 2 and 3 measurements for the years ended May 31, 2020 and 2019.

The table below presents the changes in fair value components of Level 3 instruments in the year ended May 31, 2020:

Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 31, 2019	$13,486
Contingent consideration liability recorded as a result of the acquisition (Note 2)	14,900
Change in present value of contingent consideration (1)	(11,531)
Contingent consideration payments	(1,208)
Balance at May 31, 2020	$15,647
(1) Change in the fair value of contingent consideration is included in earnings and comprised of changes in estimated earn out payments based on projections of Company performance and amortization of the present value discount.
During fiscal year 2020, the Company revised the sales projections for RadiaDyne products as a result of reviews performed by executive management. The adjustments to the sales projections over the contractual earn-out period resulted in a $9.2 million reduction in the fair value of the contingent liability. It was also determined that one of the technical milestones would not be achieved, which resulted in an additional reduction in the liability of $2.7 million.
The table below presents the changes in fair value components of Level 3 instruments in the year ended May 31, 2019:

	Financial Assets	Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 31, 2018	$1,317	$3,261
Contingent consideration liabilities recorded as a result of the acquisitions (Note 2)	—	25,101
Change in fair value of contingent consideration (1)	—	(6,776)
Fair market value adjustments	33	—
Proceeds from sale of marketable securities	(1,350)	—
Contingent consideration payments	—	(8,100)
Balance at May 31, 2019	$—	$13,486
(1) Change in the fair value of contingent consideration is included in earnings and comprised of changes in estimated earn out payments based on projections of Company performance and amortization of the present value discount.
In the fourth quarter of fiscal year 2019, the Company revised the sales projections for RadiaDyne products as a result of reviews performed by executive management. The adjustments to the sales projections over the contractual earn-out period resulted in a $8.4 million reduction in the fair value of the contingent liability.
Contingent Liability for Acquisition Earn Outs
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
The Company measures the initial liability and remeasures the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements which is determined using a discounted cash flow model applied to projected net sales, using probabilities of achieving projected net sales and projected payment dates. Projected net sales are based on internal projections and extensive analysis of the target market and the sales potential. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future.

The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of May 31, 2020:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$14,811	Discounted cash flow	Discount rate	5%
			Probability of payment	66% - 100%
			Projected fiscal year of payment	2024 - 2025
Technical milestones	836	Estimated probability	Estimated probability	90%
			Projected year of payment	2021
	$15,647
At May 31, 2020, the amount of undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $21.0 million. The milestones, including revenue projections and technical milestones, associated with the contingent consideration must be reached in future periods ranging from fiscal years 2021 to 2025 in order for the associated consideration to be paid.

Items Measured at Fair Value on a Nonrecurring Basis

The Company recorded a goodwill impairment charge of $158.6 million as of May 31, 2020 to write down the carrying value of the reporting unit to fair value using Level 3 inputs.
There were no other items measured at fair value on a nonrecurring basis during the year ended May 31, 2020.

6. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	May 31, 2020	May 31, 2019
Raw materials	$23,308	$16,045
Work in process	8,318	6,786
Finished goods	28,279	17,240
Total	$59,905	$40,071
The Company periodically reviews its inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at May 31, 2020 and 2019 was $4.7 million and $4.2 million, respectively.

7. PREPAID EXPENSES AND OTHER
Prepaid expenses and other consisted of the following:

(in thousands)	May 31, 2020	May 31, 2019
TSA receivable	$2,911	$—
Software licenses	1,002	1,131
License fees	203	145
Trade shows	296	213
Rent	246	199
Other prepaid taxes	414	112
Other	2,238	2,203
Total	$7,310	$4,003

8. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment are summarized as follows:

(in thousands)	May 31, 2020	May 31, 2019
Building and building improvements	$27,119	$24,535
Machinery and equipment	13,602	14,029
Computer software and equipment	24,730	24,980
Construction in progress	3,050	1,239
	68,501	64,783
Less accumulated depreciation and amortization	(40,661)	(41,608)
	27,840	23,175
Land and land improvements	472	1,083
	$28,312	$24,258
Depreciation expense for fiscal years 2020, 2019 and 2018 was $3.3 million, $3.1 million and $3.4 million, respectively.

9. GOODWILL AND INTANGIBLE ASSETS
Goodwill
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
As a result of the current economic environment and the impact that the COVID-19 global pandemic has had on the global capital markets, the Company’s market capitalization was below its reporting unit’s carry value as of February 29, 2020; however, it was concluded that this decline in market capitalization was temporary. In the fourth quarter of fiscal year 2020, the Company concluded that the sustained decline in its market capitalization represented an impairment indicator that required the Company to perform an interim test for goodwill impairment as of May 31, 2020.
To determine the fair value of the single reporting unit as of May 31, 2020, the Company utilized a weighting of fair values derived from the income approach and the market approach. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. Fair value is estimated using internally developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach estimates fair values based on the determination of appropriate publicly traded market comparison companies and market multiples of revenue and earnings derived from those companies with similar operating and investment characteristics as the Company being valued. Finally, the Company compared and reconciled the Company’s overall fair value to its market capitalization in order to assess the reasonableness of the calculated fair values of the reporting unit.
Based on the results of this evaluation, the Company recorded a goodwill impairment charge of $158.6 million as of May 31, 2020 to write down the carrying value of the reporting unit to fair value. The impairment loss is disclosed separately on the face of the accompanying consolidated statements of operations.
The assumptions related to the development of fair value could deviate materially from actual results and forecasts used to support the assets carrying value and may change in the future, which could result in impairment charges that would adversely affect financial results of operations.
The changes in the carrying amount of goodwill for the year ended May 31, 2020 were as follows:

(in thousands)
Goodwill balance at May 31, 2019	$347,666
Additions for Eximo acquisition (Note 2)	11,427
Goodwill impairment	(158,578)
Goodwill balance at May 31, 2020	$200,515
Definite Lived Intangible Assets
Definite lived intangible assets consist primarily of product technologies and customer relationships and are amortized over their estimated useful lives, which range between two to eighteen years, on either a straight-line basis over the expected period of benefit or as revenues are earned from the sales of the related product. Amortization expense was $18.1 million, $17.1 million and $13.9 million for fiscal years 2020, 2019 and 2018, respectively. There were no impairment charges on definite lived intangible assets for the years ended May 31, 2020, 2019 and 2018.
Intangible assets consisted of the following:

	May 31, 2020
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$251,569	$(88,547)	$163,022
Customer relationships	60,160	(30,018)	30,142
Trademarks	10,150	(6,691)	3,459
Licenses	6,087	(5,574)	513
	$327,966	$(130,830)	$197,136

	May 31, 2019
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$182,971	$(75,412)	$107,559
Customer relationships	60,166	(25,950)	34,216
Trademarks	9,300	(6,404)	2,896
Licenses	5,752	(5,036)	716
	$258,189	$(112,802)	$145,387
Annual amortization of these intangible assets is expected to approximate the following amounts for each of the next five fiscal years:

(in thousands)
2021	$18,604
2022	18,001
2023	17,941
2024	16,369
2024	17,221
2025 and thereafter	109,000
$197,136

10. INCOME TAXES
The components of loss from continuing operations before income tax benefit are as follows:

	Year ended May 31,
(in thousands)	2020	2019	2018
Loss from continuing operations before tax expense:
U.S.	$(166,984)	$(15,593)	$(18,454)
Non-U.S.	(1,151)	891	1,191
	$(168,135)	$(14,702)	$(17,263)
Income tax benefit is comprised of the following:

	Year ended May 31,
(in thousands)	2020	2019	2018
Current
Federal	$—	$—	$(148)
State and local	96	128	152
Non U.S.	124	289	73
	220	417	77
Deferred	(1,568)	(3,973)	(11,113)
Income tax benefit	$(1,348)	$(3,556)	$(11,036)
Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

(in thousands)	May 31, 2020	May 31, 2019
Deferred tax assets
Net operating loss carryforward	$26,697	$18,955
Stock-based compensation	2,923	3,395
Federal and state R&D tax credit carryforward	5,412	4,259
Inventories	1,071	971
Expenses incurred not currently deductible	1,927	1,337
Accrued liabilities	95	139
Gross deferred tax asset	38,125	29,056
Deferred tax liabilities
Depreciation and amortization	49,023	31,878
	49,023	31,878
Valuation allowance	(13,114)	(11,688)
Net deferred tax liability	$(24,012)	$(14,510)
The net deferred tax liability in the U.S. as of May 31, 2020 and 2019 principally relates to tax amortization of intangibles that have an indefinite reversal period for book purposes, also known as a “naked credit deferred tax liability”, that cannot be considered as a source of income to recover the deferred tax asset. In addition, during the fiscal year ended May 31, 2020 a net deferred tax liability of $11.0 million was recorded in purchase accounting related to the stock acquisition of Eximo Medical Ltd. primarily related to book intangibles offset by tax net operating losses.
The Company's U.S. Federal net operating loss carryforwards as of May 31, 2020 after considering IRC Section 382 limitations are $112.3 million. The expiration of the Federal net operating loss carryforwards are as follows: $8.6 million between 2022 and 2023, $79.4 million between 2028 and 2037 and $24.3 million indefinitely.
The Company's state net operating loss carryforwards as of May 31, 2020 after considering remaining IRC Section 382 limitations are $9.3 million which expire in various years from 2020 to 2040. The Company has Israel tax net operating losses of $11.0 million that can be carried forward indefinitely.
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
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of May 31, 2020.  The Company will continue to assess the level of the valuation allowance required.  If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
The Company's consolidated income tax expense has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to the Company's income before income taxes for the following reasons:

	Year ended May 31,
(in thousands)	2020	2019	2018
Income tax benefit at federal statutory tax rate of 21.0%, 21.0% and 28.6%, respectively	$(35,308)	$(3,087)	$(4,941)
State income taxes, net of Federal tax benefit	(40)	(177)	120
Impact of Non-U.S. operations	(81)	76	(288)
Research and development tax credit	(1,152)	(936)	(951)
Impact of tax reform	—	—	12,860
Meals and entertainment	171	190	242
Goodwill impairment	33,301	—	—
Non-deductible interest on contingent payments	99	—	—
Non-taxable gain on revaluation of contingent consideration liability	(118)	—	—
Change in valuation allowance	1,426	175	(18,526)
Effect of elimination of stock compensation APIC pool	162	—	—
Other	192	203	448
Income tax benefit	$(1,348)	$(3,556)	$(11,036)
During fiscal year 2020, the Company recorded a goodwill impairment of $158.6 million. The Company has made the tax accounting policy election to first allocate the impairment to the Company’s nondeductible goodwill based on the Company’s pre-impairment nondeductible goodwill balance.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year ended May 31,
(in thousands)	2020	2019	2018
Unrecognized tax benefits balance at June 1	$464	$464	$899
Decrease in gross amounts of tax positions related to prior years due to U.S. tax reform	—	—	(287)
Decrease due to lapse in statute of limitations	—	—	(148)
Unrecognized tax benefits balance at May 31	$464	$464	$464
The table above includes unrecognized tax benefits associated with the calculation of limitations placed on the utilization of tax attributes related to an acquired company. If recognized, $0.5 million would result in adjustments to other tax accounts.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. There are no accrued interest and penalties recognized in the consolidated balance sheet as of May 31, 2020 and May 31, 2019.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Fiscal years 2017 through 2019 remain open to examination by the various tax authorities.
The Company does not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.
11. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

(in thousands)	May 31, 2020	May 31, 2019
Payroll and related expenses	$13,059	$14,987
Royalties	2,392	2,088
Accrued severance	794	504
Sales and franchise taxes	634	807
Outside services	2,222	3,514
Litigation matters (Note 17)	—	2,700
Indemnification holdback	5,000	4,807
Other	5,279	8,931
Total	$29,380	$38,338

12. LONG-TERM DEBT
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
As of May 31, 2020 there was $40.0 million outstanding on the Revolving Facility. As of May 31, 2020 and May 31, 2019, the carrying value of long-term debt approximated its fair market value.
The interest rate on the Revolving Facility at May 31, 2020 was 1.43%.

The Company was in compliance with the Credit Agreement covenants as of May 31, 2020.

13. RETIREMENT PLANS
The Company has a 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by the Company. Matching contributions were $3.2 million, $3.6 million and $3.9 million in 2020, 2019 and 2018, respectively. There are also various immaterial foreign retirement plans.

14. STOCKHOLDERS’ EQUITY
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
As of May 31, 2020, there remained approximately 1.6 million shares available for granting under the 2004 Plan.

The following table summarizes information about stock option activity for the fiscal year ended May 31, 2020:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year - June 1, 2019	1,760,313	$16.54
Granted	539,946	$18.92
Exercised	(61,100)	$12.67
Forfeited	(300,406)	$17.81
Expired
Outstanding at end of year - May 31, 2020	1,938,753	$16.89	6.00	$—
Options exercisable at year-end	1,004,531	$15.63	3.70	$—
Options expected to vest in future periods	934,222	$18.25	8.40	$—
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
The Company measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during the years ended May 31, 2020, 2019 and 2018 was $5.46, $6.53, and $4.95, respectively. The following assumptions were used in arriving at the fair value of options granted during 2020, 2019 and 2018, respectively: risk-free interest rates of 1.63%, 2.78% and 2.08%; expected volatility of 31%, 31%, and 30%; and expected lives of 4.91 years, 4.79 years, and 4.72 years. The Company does not declare dividends therefore a dividend yield of zero was used for the years ended May 31, 2020, 2019 and 2018. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury bonds whose maturity period equals the expected term of the option. Expected volatilities are based on the historical volatility of the Company's stock. The expected option lives are based on historical experience of employee exercise behavior.
The total intrinsic value of options exercised during the years ended May 31, 2020, 2019 and 2018 was $0.5 million, $1.4 million, and $0.7 million, respectively. As of May 31, 2020, there was $4.0 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a weighted average period of 3 years.
Cash received from option exercises during 2020, 2019 and 2018 was $0.6 million, $1.5 million and $2 million, respectively. Due to the valuation allowance there was no tax benefit realized from stock option exercises during the years ended May 31, 2020, 2019 and 2018.
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
 The following table summarizes information about restricted stock unit activity for the year ended May 31, 2020:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year, June 1, 2019	430,936	$18.60
Granted	278,064	$20.35
Vested	(197,985)	$19.75
Canceled	(46,094)	$19.68
Non-vested at end of year, May 31, 2020	464,921	$19.65
The fair value of each restricted stock unit is the market price of Company stock on the date of grant. The weighted average grant date fair value of restricted stock units granted during the years ended May 31, 2020, 2019 and 2018 was $20.35, $20.87 and $16.60, respectively. The total intrinsic value of restricted stock units (meaning the fair value of the units on the date of vest) vesting during the years ended May 31, 2020, 2019 and 2018 was $3.9 million, $4.6 million, and $2.7 million, respectively. As of May 31, 2020, there was $5.7 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of 3 years.
The Company grants performance share awards to certain employees under the 2004 Plan which gives the recipients the right to receive shares of Company stock if certain criteria is met.

 The following table summarizes information about performance unit award activity for the year ended May 31, 2020:

	Performance Unit Awards	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year, June 1, 2019	538,605	$21.55
Granted	111,594	$14.06
Vested	(235,580)	$21.68
Canceled	(141,498)	$20.86
Non-vested at end of year, May 31, 2020	273,121	$22.07
During fiscal year 2020, the Company granted performance unit awards. Performance unit awards subject to vesting are based on the Company's level of attainment of the performance targets which are set for each of the three performance years along with continued employment of the grantee. At the end of the three year period, the vested shares are subject to modification based on the Company’s TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year period.
During fiscal years 2019 and 2018, the Company granted performance unit awards that include a three-year market condition. Vesting of the performance unit awards is based on the Company's level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods. It is also subject to the continued employment of the grantees.
In order to estimate the fair value of such awards, a Monte Carlo Simulation valuation model on the date of the grant was used. For the years ended May 31, 2020, 2019 and 2018, the weighted average grant date fair market value for new grants was $14.06, $28.62 and $23.83, respectively. Compensation cost is recognized over the performance period which is typically three years. As of May 31, 2020, there was $2.0 million of unrecognized compensation cost which is expected to be recognized over a weighted average period of one year.
Compensation Expense
The following tables represents the break out of share-based compensation included in the Company's consolidated statement of operations:

	Year ended May 31,
(in thousands)	2020	2019	2018
Cost of sales	$655	$461	$119
Research and development	971	724	554
Sales and marketing	1,665	1,952	1,778
General and administrative	4,302	6,112	5,461
	$7,593	$9,249	$7,912
The income tax benefit on the compensation expense recognized for all share-based compensation arrangements was $1.7 million, $2.1 million and $1.8 million for the years ended May 31, 2020, 2019 and 2018, respectively. The income tax benefit for 2020, 2019 and 2018 are negated by the full valuation allowance recorded against the deferred tax assets.

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
The Company uses the Black-Scholes option-pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognize expense related to shares purchased ratably over the offering period. During the years ended May 31, 2020, 2019 and 2018, 100,567, 72,863 and 89,943 shares, respectively, were issued at an average price of $12.11, $16.08 and $14.03, respectively, under the Stock Purchase Plan. As of May 31, 2020, 2.1 million shares remained available for future purchases under the Stock Purchase Plan.

15. EARNINGS PER SHARE
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
The following table reconciles basic to diluted weighted average shares outstanding for the years ended May 31, 2020, 2019 and 2018:

	Year ended May 31,
	2020	2019	2018
Basic	37,961,224	37,484,573	37,074,797
Effect of dilutive securities	—	—	—
Diluted	37,961,224	37,484,573	37,074,797

Securities excluded as their inclusion would be anti-dilutive	2,581,006	2,200,318	1,077,256

16. LEASES
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
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	May 31, 2020
Assets
Operating lease ROU asset	Other assets	$10,146
Liabilities
Current operating lease liabilities	Other current liabilities	2,077
Non-current operating lease liabilities	Other long-term liabilities	8,345
Total lease liabilities		$10,422
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

May 31, 2020
Weighted average remaining term (in years)	5.00
Weighted average discount rate	4.2%
The following table presents the maturities of the lease liabilities:

(in thousands)	May 31, 2020
2021	$2,466
2022	2,357
2023	2,403
2024	1,864
2025	1,259
2026 and thereafter	1,188
Total lease payments	$11,537
Less: Imputed Interest	1,115
Total lease obligations	$10,422
Less: Current portion of lease obligations	2,077
Long-term lease obligations	$8,345
Included in the total lease obligations is a 7-year building operating lease with undiscounted payment obligations of $6.4 million that commenced during the third quarter of fiscal year 2020 and a 5-year building operating lease with undiscounted payment obligations of $1.5 million that commenced during the fourth quarter of fiscal year 2020.
During the year ended May 31, 2020, the Company recognized $3.4 million of operating lease expense which includes immaterial short-term leases. Rent expense prior to adoption of ASC 842 amounted to $2.5 million and $2.8 million for the years ended May 31, 2019 and 2018, respectively.

As of May 31, 2020, the expenses on the Consolidated Statement of Operations were classified as follows:

(in thousands)	May 31, 2020
Cost of sales	$1,138
Research and development	583
Sales and marketing	397
General and administrative	1,233
$3,351
The following table presents supplemental cash flow and other information related to leases for the year ended:

(in thousands)	May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,372
ROU assets obtained in exchange for lease liabilities
Operating leases	6,918

Future annual payments under non-cancelable operating leases in the aggregate at May 31, 2019, are summarized as follows:

(in thousands)	May 31, 2019
2020	$2,920
2021	2,338
2022	2,133
2023	2,131
2024 and thereafter	3,227
Total lease payments	$12,749

17. COMMITMENTS AND CONTINGENCIES
Other Commitments and Contingencies
The following table summarizes the Company's other future commitments and contingencies as of May 31, 2020:

(in thousands)	Total	2021	2022	2023	2024	2025 and thereafter
Purchase obligations (1)	$553	$553	$—	$—	$—	$—
Royalties (2)	51,500	3,800	3,800	3,800	3,800	36,300
	$52,053	$4,353	$3,800	$3,800	$3,800	$36,300

(1) The non-cancelable inventory purchase obligations are not reflected on the consolidated balance sheets under accounting principles generally accepted in the United States of America.
(2) These are future minimum royalty payments.
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
Bard filed appeals to the Federal Circuit Court of Appeals in all three reexams and the Company Cross-Appealed for the ‘302 and the ‘615 reexams.  MedComp also filed an Amicus Brief in support of the Company on November 22, 2017.  Meanwhile, on July 12, 2017 Bard assigned the asserted patents to Bard Peripheral Vascular, Inc. (“BPV”) which was added as co-Appellant before the Federal Circuit and as a co-Plaintiff in the Utah action. An oral hearing was held on September 5, 2018 and the Court rendered its decision on September 28, 2018, affirming that claims 1-5 and 10 of the ‘615 patent were invalid, but that claims 6-7 of the 615 patent and claims 1-4 of the 302 patent were valid over the prior art references considered in the Reexamination proceedings.  The Federal Circuit also reversed the PTAB’s claim construction ruling and remanded for consideration of obviousness for the remaining claims under the new claim construction ruling and for further findings with respect to whether one of the asserted references qualified as a printed publication.  On January 28, 2019, on remand, the USPTO reversed the rejections of the ‘302 claims 1-10, ‘022 claims 1-20 and ‘615 claims 8-9.  The USPTO has since issued Inter Partes Reexamination Certificates for the ‘302 Patent for the ‘022 patent and for the ‘615 patent. The Company thereafter filed a Motion to Unstay the Utah Case and that motion was granted. On November 4, 2019 the Court held a joint Status Conference among the Company’s Utah Action and two other cases filed by Bard on the same patents against MedComp and Smiths. The Court set a schedule for defendant's Motions to Dismiss or Transfer. The Company filed its motion on November 25, 2019; and Bard filed a responsive brief and a motion for venue discovery on December 9, 2019. The Company filed a responsive brief on December 16, 2019 and Bard filed a reply on December 23, 2019. On February 27, 2020, the Court referred all non-dispositive motions to the presiding Magistrate and on March 3, 2020 the Court granted Bard’s Motion for Venue Discovery and denied the Company’s transfer motion without prejudice to re-filing after completion of the venue discovery, but no later than June 30, 2020. The parties have since engaged in venue discovery and AngioDynamics re-filed its Motion to Dismiss or Transfer on June 30, 2020. Bard filed an opposition brief on July 28, 2020, and the Company’s Reply is due 14 days thereafter. The Company believes these claims are without merit and intends to defend them vigorously.  The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
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
On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018 and completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial until March 2019. On January 9, 2019 the Court held a further claim construction hearing to resolve two outstanding claim construction issues prior to trial. A Report and Recommendation (by Magistrate-Judge Fallon) was issued on February 11, 2019 and entered by the Court on February 28, 2019. Jury selection was held on Friday March 1, 2019 and trial began on March 4, 2019.  On day four of the jury trial, at the close of C.R. Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law under rule 50(a) as well as its motions for summary judgement on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed.  On April 5, 2019, Bard filed a precautionary Notice of Appeal to the Federal Circuit. On April 26, 2019, the District Court issued a Memorandum and Order confirming the grant of judgment in the Company’s favor of patent ineligibility, non-infringement, patent invalidity and no willful infringement. Meanwhile, on May 10, 2019, the Company filed a Motion for Attorney fees and non-taxable expenses under 35 USC Sec. 285. On May 21, 2019, the Court issued a Memorandum and Order which, inter alia, stayed proceedings on the Company’s fee Motion and the Company’s equitable claims pending appeal; and entered Final Judgment on May 21, 2019 as well. Bard filed a second Notice of Appeal on May 23, 2019. Both appeals have since been consolidated and Bard’s opening brief was filed on September 27, 2019; the Company's answering brief was filed on January 15, 2020; and Bard’s reply brief was filed on March 4, 2020. A hearing date was held on June 1, 2020, and the Company is currently awaiting a decision from the Federal Circuit . The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
AngioDynamics, Inc. v. C.R. Bard, Inc.
On May 30, 2017, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”).  In this action, the Company alleges that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs.  The Company alleges that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs.  The Company seeks both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017. On August 6, 2018 the court denied Bard’s motion in its entirety.  Discovery is largely complete, summary judgment will be fully briefed by September 11, 2020, and the case will subsequently proceed to trial thereafter.
Merz North America Settlement
On May 16, 2019, Merz North America, Inc. (“Merz”) commenced an action in the United States District Court for the Southern District of New York entitled Merz North America, Inc. v. AngioDynamics, Inc.  In this action, Merz alleged breach of contract against AngioDynamics based on a March 1, 2016 Distribution Agreement.  On June 28, 2019, AngioDynamics reached a settlement with Merz. AngioDynamics made a lump-sum payment of $2.5 million to Merz in return for dismissal of the case with prejudice during the first quarter of fiscal year 2020.  The case was subsequently dismissed.

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
Total sales by product category are summarized below:

	Year ended May 31,
(in thousands)	2020	2019	2018
Net sales by Product Category
Vascular Interventions & Therapies	$112,706	$119,901	$119,704
Vascular Access	94,299	94,730	92,760
Oncology/Surgery	57,152	56,003	49,191
Total	$264,157	$270,634	$261,655
Geographic information
Total sales for geographic areas are summarized below:

	Year ended May 31,
(in thousands)	2020	2019	2018
Net sales by Geography
United States	$207,980	$216,957	$213,727
International	56,177	53,677	47,928
Total	$264,157	$270,634	$261,655

For fiscal years 2020, 2019 and 2018, international sales as a percentage of total net sales were 21%, 20% and 18%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales. 99% of long-lived assets are located within the United States.

19. ACQUISITION, RESTRUCTURING AND OTHER ITEMS, NET
Acquisition, restructuring and other items, net consisted of:

	Year ended May 31,
(in thousands)	2020	2019	2018
Legal (1)	$2,666	$7,802	$8,407
Mergers and acquisitions (2)	782	4,030	1,660
Transition service agreement (3)	(1,799)	—	—
Divestiture (4)	2,809	—	—
Intangible and other asset impairment	—	1,704	—
Restructuring	26	289	4,674
Other	1,530	1,302	691
Total	$6,014	$15,127	$15,432
(1) Legal expenses related to litigation that is outside the normal course of business.
(2) Mergers and acquisitions expenses related to investment banking, legal and due diligence.
(3) Transition services agreement that was entered into as a result of the sale of the Fluid Management business.
(4) Divestiture expenses incurred to transition manufacturing from Glens Falls, NY to Queensbury, NY.
Included in legal for fiscal years 2020 and 2019 are settlements received for the Biolitec litigation of $0.5 million and $3.4 million, respectively. The settlement received offsets legal expenses paid related to the settlement proceedings. In addition, the $2.5 million accrual for the settlement of the Merz contract termination is included in legal expenses for fiscal year 2019.
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
The Company recorded restructuring charges related to the plan during the year ended May 31, 2020, 2019 and 2018 of $0.0 million, $0.3 million and $4.7 million, respectively. Total restructuring charges recorded as part of the plan were $6.3 million. Termination benefits were only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits were recorded ratably over the service period.
The following table presents a rollforward of the restructuring reserve for the years ended May 31, 2020, 2019 and 2018:

				Contract
	Termination	Plant	Regulatory	Cancellation	Other
(in thousands)	Benefits	Consolidation	Filings	Costs	Costs	Total
Balance at May 31, 2017	$851	$111	$—	$—	$—	$962
Charges	1,440	2,892	68	200	74	4,674
Non-cash adjustments	—	(276)	—	—	—	(276)
Cash payments	(1,453)	(2,706)	(56)	—	(74)	(4,289)
Balance at May 31, 2018	$838	$21	$12	$200	$—	$1,071
Charges	—	244	44	—	—	288
Non-cash adjustments	—	—	—	(9)	—	(9)
Cash payments	(838)	(265)	(44)	(191)	—	(1,338)
Balance at May 31, 2019	$—	$—	$12	$—	$—	$12
Charges	—	—	26	—	—	26
Cash payments	—	—	(38)	—	—	(38)
Balance at May 31, 2020	$—	$—	$—	$—	$—	$—

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of accumulated other comprehensive income (loss), net of tax, are as follows for fiscal years 2020 and 2019:

(in thousands)	Foreign currency translation gain (loss)	Unrealized gain (loss) on marketable securities	Total
Balance at May 31, 2018	$(1,035)	$83	$(952)
Other comprehensive income before reclassifications, net of tax	(317)	33	(284)
Amounts reclassified from accumulated other comprehensive income	—	(116)	(116)
Net other comprehensive income	$(317)	$(83)	$(400)
Balance at May 31, 2019	$(1,352)	$—	$(1,352)
Other comprehensive income (loss) before reclassifications, net of tax	11	—	11
Net other comprehensive loss	$11	$—	$11
Balance at May 31, 2020	$(1,341)	$—	$(1,341)

21. QUARTERLY INFORMATION (unaudited)
Quarterly results of operations during the fiscal years ended May 31, 2020 and 2019 are as follows:

	2020
(in thousands, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter
Net sales	$66,042	$70,003	$69,780	$58,332
Gross profit	38,217	41,544	40,299	30,212
Net loss (1)	$(1,275)	$(2,736)	$(5,709)	$(157,067)
Earnings per share net income
Basic	$(0.03)	$(0.07)	$(0.15)	$(4.14)
Diluted	$(0.03)	$(0.07)	$(0.15)	$(4.14)
(1) Net loss in the fourth quarter of fiscal year 2020 included the goodwill impairment charge of 158.6 million.

	2019
(in thousands, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter
Net sales	$63,943	$69,985	$65,524	$71,182
Gross profit	35,953	40,552	38,163	41,332
Net income (loss) from continuing operations	(5,704)	(3,587)	(4,609)	2,753
Net income from discontinued operations	5,235	5,727	5,405	56,120
Net income (loss) (1)	$(469)	$2,140	$796	$58,873
Loss per share from continuing operations
Basic	$(0.15)	$(0.10)	$(0.12)	$0.07
Diluted	$(0.15)	$(0.10)	$(0.12)	$0.07
Earnings per share from discontinued operations
Basic	$0.14	$0.15	$0.14	$1.49
Diluted	$0.14	$0.15	$0.14	$1.47
Earnings per share net income
Basic	$(0.01)	$0.06	$0.02	$1.57
Diluted	$(0.01)	$0.06	$0.02	$1.54
(1) Net income in the fourth quarter of fiscal year 2019 was driven by the gain on the sale of the Fluid Management business.
The data in the schedules above has been intentionally rounded to the nearest thousand and therefore the quarterly  amounts may not sum to the full year amounts.
On May 31, 2019, the Company completed the sale of the Fluid Management business and all of the assets used primarily in connection with the Fluid Management business (Note 3). The Company has adjusted the consolidated financial statements to reflect the Fluid Management business as a discontinued operation for the current year and all prior periods presented.  The quarterly information for fiscal year 2019 reflect the Fluid Management business as a discontinued operation.

AngioDynamics, Inc. and Subsidiaries

(in thousands)	SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
Description	Balance at Beginning of Year	Additions - Charged to costs and expenses	Deductions	Balance at End of Period
Year Ended May 31, 2018
Allowance for deferred tax asset	$48,348	$—	$(21,741)	$26,607
Allowance for sales returns and doubtful accounts	$2,945	$608	$(1,087)	$2,466
Year Ended May 31, 2019
Allowance for deferred tax asset	$26,607	$—	$(14,919)	$11,688
Allowance for sales returns and doubtful accounts	$2,466	$393	$(953)	$1,906
Year Ended May 31, 2020
Allowance for deferred tax asset	$11,688	$1,426	$—	$13,114
Allowance for sales returns and doubtful accounts	$1,906	$1,218	$(974)	$2,150

EXHIBITS

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
2.2	Stock Purchase Agreement, dated as of October 8, 2012, by and among AngioDynamics, Inc., Vortex Medical, Inc. (“Vortex”), the stockholders of Vortex set forth on the signature pages thereto, the option holders of Vortex set forth on the signature pages thereto and CHTP Management Services, Inc., as sellers’ representative.	8-K	2.1	October 12, 2012
2.3	Asset Purchase Agreement dated as of April 17, 2019 by and between AngioDynamics, Inc. and Medline Industries Inc.	8-K	2.1	April 18, 2019
3.1.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	October 7, 2005
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AngioDynamics, Inc.	10-K	3.1.2	August 10, 2015
3.2	Second Amended and Restated By-Laws, effective October 16, 2015.	8-K	10.1	October 21, 2015
10.1	Credit Agreement, dated as of June 3, 2019, by and among AngioDynamics, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents.	8-K	10.1	June 6, 2019
10.1.3	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (as amended).	DEF 14A		August 30, 2018
10.1.5	AngioDynamics 2016 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1	October 5, 2016
10.1.6	AngioDynamics 2017 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1	September 29, 2017
10.1.7	AngioDynamics 2018 Total Shareholder Return Performance Unit Agreement Program.	10-K	10.1.7	July 23, 2018
10.1.8	AngioDynamics 2019 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1.8	January 8, 2020
10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (as amended).	DEF 14A		August 30, 2018
10.3	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-Q	10.1	October 12, 2004
10.3.1	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-K	10.3.1	July 23, 2018
10.4.3	Form of 2016 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-Q	10.2	October 5, 2016
10.4.4	Form of 2017 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-Q	10.2	September 29, 2017
10.4.5	Form of 2018 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-K	10.4.5	July 23, 2018
10.5	Form of Restricted Stock Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	8-K	10.3	May 12, 2005
10.6	Rita Medical Systems, Inc. 1994 Incentive Stock Plan.	S-1	10.2	May 3, 2000

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
10.7	Horizon Medical Products, Inc. 1998 Stock Incentive Plan.	S-1	10.11	February 13, 1998
10.8	Rita Medical Systems, Inc. 2000 Stock Plan.	S-1/A	10.3	June 14, 2000
10.9	Rita Medical Systems, Inc. 2000 Directors’ Stock Plan, as amended on June 8, 2005.	S-8	99.2	July 8, 2005
10.10	Rita Medical Systems, Inc. 2005 Stock and Incentive Plan.	S-8	99.1	July 8, 2005
10.11	Form of Indemnification Agreement of AngioDynamics, Inc.	8-K	10.1	May 12, 2006
10.11.1	Employment Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.1	April 6, 2016
10.11.2	Employment letter, dated August 18, 2016, between AngioDynamics, Inc. and Michael C. Greiner.	8-K	10.1	July 25, 2016
10.12	Change in Control Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.2	April 6, 2016
10.12.2	Form of Severance Agreement of AngioDynamics, Inc.	10-K	10.12.2
10.13	Form of Change in Control Agreement.	10-K/A	10.13	January 12, 2015
10.14	Performance Share Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.3	April 6, 2016
10.15	AngioDynamics, Inc. Total Shareholder Return Performance Share Award Program - Performance Period Ending July 2019.	8-K	10.4	April 6, 2016
10.16	Stock Option Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.5	April 6, 2016
10.17	Restricted Stock Unit Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.6	April 6, 2016
10.18	Separation Agreement and General Release, dated April 22, 2016, between AngioDynamics, Inc. and Joseph M. DeVivo.	8-K	10.1	April 27, 2016
14	Code of Ethics.	8-K	14	May 21, 2006
21	Subsidiaries
23	Consent of Deloitte & Touche LLP, an independent registered public accounting firm.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Documents
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Documents
101.PRE	XBRL Presentation Linkbase Documents

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

Date:	August 7, 2020	/S/ HOWARD W. DONNELLY
Howard W. Donnelly,
Chairman of the Board, Director

Date:	August 7, 2020	/S/ JAMES C. CLEMMER
James C. Clemmer,
President, Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2020	/S/ STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge
Executive Vice President, Chief Financial Officer, (Principal Financial and Accounting Officer)

Date:	August 7, 2020	/S/ WESLEY E. JOHNSON, JR.
Wesley E. Johnson, Jr.,
Director

Date:	August 7, 2020	/S/ DENNIS S. METENY
Dennis S. Meteny,
Director

Date:	August 7, 2020	/S/ KEVIN J. GOULD
Kevin J. Gould,
Director

Date:	August 7, 2020	/S/ JAN S. REED
Jan S. Reed,
Director

Date:	August 7, 2020	/S/ EILEEN O. AUEN
Eileen O. Auen,
Director

Date:	August 7, 2020	/S/ KAREN A. LICITRA
Karen A. Licitra,
Director

Date:	August 7, 2020	/S/ MICHAEL E. TARNOFF
Michael E. Tarnoff
Director