Form 10-Q
period 2020-08-31
ANGIODYNAMICS INC
filed 2020-10-07
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 5, 2020
Common Stock, par value $.01	37,953,078

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended
	Aug 31, 2020	Aug 31, 2019
Net sales	$70,216	$66,042
Cost of sales (exclusive of intangible amortization)	34,452	27,825
Gross profit	35,764	38,217
Operating expenses:
Research and development	9,009	6,292
Sales and marketing	17,705	19,380
General and administrative	8,557	8,453
Amortization of intangibles	4,953	3,868
Change in fair value of contingent consideration	(657)	(448)
Acquisition, restructuring and other items, net	1,319	1,500
Total operating expenses	40,886	39,045
Operating loss	(5,122)	(828)
Other income (expense):
Interest expense, net	(215)	(465)
Other income (expense), net	524	(98)
Total other income (expense), net	309	(563)
Loss before income tax benefit	(4,813)	(1,391)
Income tax benefit	(545)	(116)
Net loss	$(4,268)	$(1,275)
Loss per share
Basic	$(0.11)	$(0.03)
Diluted	$(0.11)	$(0.03)
Weighted average shares outstanding
Basic	38,157	37,783
Diluted	38,157	37,783
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2020	Aug 31, 2019
Net loss	$(4,268)	$(1,275)
Other comprehensive income (loss), before tax:
Foreign currency translation	2,095	(151)
Other comprehensive income (loss), before tax	2,095	(151)
Income tax expense related to items of other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of tax	2,095	(151)
Total comprehensive loss, net of tax	$(2,173)	$(1,426)
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Aug 31, 2020	May 31, 2020
Assets
Current assets
Cash and cash equivalents	$47,929	$54,435
Accounts receivable, net of allowances of $2,373 and $2,150 respectively	33,590	31,263
Inventories	52,762	59,905
Prepaid expenses and other	7,957	7,310
Total current assets	142,238	152,913
Property, plant and equipment, net	29,427	28,312
Other assets	16,833	15,338
Intangible assets, net	194,318	197,136
Goodwill	200,943	200,515
Total assets	$583,759	$594,214
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$14,008	$19,096
Accrued liabilities	23,587	29,380
Current portion of contingent consideration	—	836
Other current liabilities	2,251	2,133
Total current liabilities	39,846	51,445
Long-term debt, net of current portion	40,000	40,000
Deferred income taxes	23,817	24,057
Contingent consideration, net of current portion	14,994	14,811
Other long-term liabilities	10,048	9,029
Total liabilities	128,705	139,342
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 38,693,078 and 38,448,536 shares issued and 38,323,078 and 38,078,536 shares outstanding at August 31, 2020 and May 31, 2020, respectively	375	374
Additional paid-in capital	564,225	561,871
Accumulated deficit	(104,586)	(100,318)
Treasury stock, 370,000 shares at August 31, 2020 and May 31, 2020, respectively	(5,714)	(5,714)
Accumulated other comprehensive income (loss)	754	(1,341)
Total Stockholders’ Equity	455,054	454,872
Total Liabilities and Stockholders' Equity	$583,759	$594,214
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2020	Aug 31, 2019
Cash flows from operating activities:
Net loss	$(4,268)	$(1,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,577	5,207
Non-cash lease expense	666	—
Stock based compensation	1,864	1,984
Change in fair value of contingent consideration	(657)	(448)
Deferred income taxes	(620)	(175)
Change in accounts receivable allowances	460	(453)
Fixed and intangible asset impairments and disposals	90	99
Write-off of other assets	—	593
Other	(432)	(8)
Changes in operating assets and liabilities:
Accounts receivable	(2,706)	11,474
Inventories	7,247	(5,153)
Prepaid expenses and other	(3,559)	(746)
Accounts payable, accrued and other liabilities	(10,087)	(17,633)
Net cash used in operating activities	(5,425)	(6,534)
Cash flows from investing activities:
Additions to property, plant and equipment	(1,824)	(1,391)
Acquisition of intangibles	—	(150)
Net cash used in investing activities	(1,824)	(1,541)
Cash flows from financing activities:
Repayment of long-term debt	—	(132,500)
Deferred financing costs on long-term debt	—	(741)
Payment of acquisition related contingent consideration	—	(1,208)
Proceeds (outlays) from exercise of stock options and employee stock purchase plan	491	(1,300)
Net cash provided by (used in) financing activities	491	(135,749)
Effect of exchange rate changes on cash and cash equivalents	252	(168)
Decrease in cash and cash equivalents	(6,506)	(143,992)
Cash and cash equivalents at beginning of period	54,435	227,641
Cash and cash equivalents at end of period	$47,929	$83,649

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$197	$477
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2020	38,448,536	$374	$561,871	$(100,318)	$(1,341)	(370,000)	$(5,714)	$454,872
Net loss				(4,268)				(4,268)
Issuance/Cancellation of restricted stock units	164,946		(143)					(143)
Purchases of common stock under ESPP	79,596	1	633					634
Stock-based compensation			1,864					1,864
Other comprehensive income, net of tax					2,095			2,095
Balance at August 31, 2020	38,693,078	$375	$564,225	$(104,586)	$754	(370,000)	$(5,714)	$455,054

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2019	37,984,382	$372	$555,040	$66,469	$(1,352)	(370,000)	$(5,714)	$614,815
Net loss				(1,275)				(1,275)
Exercise of stock options	48,136	1	530					531
Issuance/Cancellation of restricted stock units	287,087		(2,459)					(2,459)
Purchases of common stock under ESPP	40,270		628					628
Stock-based compensation			1,984					1,984
Other comprehensive loss, net of tax					(151)			(151)
Balance at August 31, 2019	38,359,875	$373	$555,723	$65,194	$(1,503)	(370,000)	$(5,714)	$614,073

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Balance Sheet as of August 31, 2020, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Loss for the three months ended August 31, 2020 and August 31, 2019, the Consolidated Statements of Stockholders’ Equity for the three months ended August 31, 2020 and August 31, 2019 and the Consolidated Statements of Cash Flows for the three months ended August 31, 2020 and August 31, 2019 have been prepared by the Company and are unaudited. The Consolidated Balance Sheet as of May 31, 2020 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended August 31, 2020 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three months ended August 31, 2020 and August 31, 2019 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.
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
The Company has not disclosed the amount of revenue and earnings for sales of Eximo products since acquisition, nor proforma information, because these amounts are not significant to the Company's financial statements. Acquisition-related costs associated with the Eximo acquisition, which are included in "acquisition, restructuring and other items, net" in the accompanying Consolidated Statements of Operations, were approximately $0.6 million in fiscal year 2020. The following table summarizes the final aggregate purchase price allocated to the net assets acquired:

(in thousands)	Final allocation
Accounts receivable	$50
Inventory	150
Prepaid and other current assets	54
Long-term deposits	51
Property, plant and equipment	397
Intangible assets:
Product technology	60,300
Goodwill	11,427
Total assets acquired	$72,429
Liabilities assumed
Accounts payable	$84
Other current liabilities	615
Deferred tax liabilities	11,070
Total liabilities assumed	$11,769
Net assets acquired	$60,660

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
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following tables summarize net product revenue by Global Business Unit ("GBU") and geography:

	Three Months Ended Aug 31, 2020			Three Months Ended Aug 31, 2019
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Vascular Interventions & Therapies	$26,981	$2,876	$29,857	$25,676	$3,237	$28,913
Vascular Access	19,222	8,883	28,105	19,284	3,875	$23,159
Oncology	7,905	4,349	12,254	7,977	5,993	$13,970
Total	$54,108	$16,108	$70,216	$52,937	$13,105	$66,042

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
Variable Consideration
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established for discounts, returns, rebates and allowances that are offered within contracts between the Company and its customers. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as a contra asset.
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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the three months ended August 31, 2020, such product returns were not material.
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Aug 31, 2020	May 31, 2020
Receivables	$33,590	$31,263
Contract assets	$—	$—
Contract liabilities	$595	$545
During the three months ended August 31, 2020, the Company had additions to contract liabilities of $0.4 million. This was offset by $0.4 million in revenue that was recognized during the three months ended August 31, 2020.
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

4. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Aug 31, 2020	May 31, 2020
Raw materials	$22,858	$23,308
Work in process	8,133	8,318
Finished goods	21,771	28,279
Inventories	$52,762	$59,905
The Company periodically reviews for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at August 31, 2020 and May 31, 2020 was $4.4 million and $4.7 million, respectively.
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
The Company's annual testing for impairment of goodwill was completed as of December 31, 2019. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The Company determines the fair value of the reporting unit based on the market valuation approach and concluded that it was not more-likely-than-not that the fair value of the Company's reporting unit was less than its carrying value as of December 31, 2019. In the fourth quarter of fiscal year 2020, the Company concluded that the sustained decline in its market capitalization represented an impairment indicator that required the Company to perform an interim test for goodwill impairment as of May 31, 2020 and the Company recorded a goodwill impairment charge of $158.6 million as of May 31, 2020 to write down the carrying value of the reporting unit to fair value.
The future occurrence of another potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require another interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2020.
There were no adjustments to goodwill for the three months ended August 31, 2020 other than foreign currency translation adjustments.
Intangible assets consisted of the following:

	Aug 31, 2020
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$253,833	$(92,425)	$161,408
Customer relationships	60,257	(31,119)	29,138
Trademarks	10,150	(6,771)	3,379
Licenses	6,087	(5,694)	393
	$330,327	$(136,009)	$194,318

	May 31, 2020
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$251,569	$(88,547)	$163,022
Customer relationships	60,160	(30,018)	30,142
Trademarks	10,150	(6,691)	3,459
Licenses	6,087	(5,574)	513
	$327,966	$(130,830)	$197,136
Amortization expense for the three months ended August 31, 2020 and August 31, 2019 was $5.0 million and $3.9 million, respectively.
Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2021	$13,753
2022	17,588
2023	17,488
2024	15,870
2025	16,625
2026 and thereafter	112,994
$194,318

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Aug 31, 2020	May 31, 2020
Payroll and related expenses	$6,844	$13,059
Royalties	1,425	2,392
Accrued severance	1,253	794
Sales and franchise taxes	812	634
Outside services	2,400	2,222
Indemnification holdback	5,000	5,000
Other	5,853	5,279
	$23,587	$29,380

7. LONG TERM DEBT
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
As of August 31, 2020, there was $40.0 million outstanding balance on the Revolving Facility. As of August 31, 2020 and May 31, 2020, the carrying value of long-term debt approximated its fair market value.
The interest rate on the Revolving Facility at August 31, 2020 was 1.41%.
The Company was in compliance with the Credit Agreement covenants as of August 31, 2020.

8. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 14.2% as of the first quarter of fiscal year 2021, as compared to 8.3% for the same period in fiscal year 2020. In fiscal year 2021, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share based compensation).
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
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of August 31, 2020. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

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
For the three months ended August 31, 2020 and August 31, 2019, share-based compensation expense was $1.9 million and $2.0 million, respectively.
During the three months ended August 31, 2020 and August 31, 2019, the Company granted stock options and restricted stock units under the 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of the Company's shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.
As of August 31, 2020, there was $15.3 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The Company has sufficient shares to satisfy expected share-based payment arrangements.
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

The following table reconciles basic to diluted weighted-average shares outstanding:

	Three Months Ended
(in thousands)	Aug 31, 2020	Aug 31, 2019
Basic	38,157	37,783
Effect of dilutive securities	—	—
Diluted	38,157	37,783

Securities excluded as their inclusion would be anti-dilutive	3,180	2,503

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
The table below summarizes net sales by Global Business Unit:

	Three Months Ended
(in thousands)	Aug 31, 2020	Aug 31, 2019
Net sales
Vascular Interventions & Therapies	$29,857	$28,913
Vascular Access	28,105	23,159
Oncology	12,254	13,970
Total	$70,216	$66,042
The table below presents net sales by geographic area based on external customer location:

	Three Months Ended
(in thousands)	Aug 31, 2020	Aug 31, 2019
Net sales
United States	$54,108	$52,937
International	16,108	13,105
Total	$70,216	$66,042

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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:			Fair Value at Aug 31, 2020
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$14,994	$14,994
Total Financial Liabilities	$—	$—	$14,994	$14,994

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2020
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$15,647	$15,647
Total Financial Liabilities	$—	$—	$15,647	$15,647

There were no transfers between Level 1, 2 and 3 for the three months ended August 31, 2020.
The table below presents the changes in fair value components of Level 3 instruments:

Three Months Ended Aug 31, 2020
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2020	$15,647
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration (1)	(657)
Currency gain from remeasurement	4
Balance, August 31, 2020	$14,994
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

The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of August 31, 2020:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$14,994	Discounted cash flow	Discount rate	5%
			Probability of payment	66% - 100%
			Projected fiscal year of payment	2024 - 2025

At August 31, 2020, the range of estimated potential undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is $20.0 million. The revenue projections milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2021 to 2029 in order for the associated consideration to be paid.
13. LEASES
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
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	Aug 31, 2020	May 31, 2020
Assets
Operating lease ROU asset	Other assets	$9,990	$10,146
Liabilities
Current operating lease liabilities	Other current liabilities	2,174	2,077
Non-current operating lease liabilities	Other long-term liabilities	8,178	8,345
Total lease liabilities		$10,352	$10,422

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

Aug 31, 2020
Weighted average remaining term (in years)	4.74
Weighted average discount rate	4.1%

The following table presents the maturities of the lease liabilities:

(in thousands)	Aug 31, 2020
Remainder of 2021	$1,927
2022	2,484
2023	2,532
2024	1,984
2025	1,259
2026 and thereafter	1,188
Total lease payments	$11,374
Less: Imputed Interest	1,022
Total lease obligations	$10,352
Less: Current portion of lease obligations	2,174
Long-term lease obligations	$8,178
During the three months ended August 31, 2020 and 2019, the Company recognized $0.9 million and $0.6 million of operating lease expense, respectively, which includes immaterial short-term leases. The expenses on the Consolidated Statement of Operations were classified as follows:

(in thousands)	Aug 31, 2020	Aug 31, 2019
Cost of sales	$201	$270
Research and development	288	—
Sales and marketing	100	98
General and administrative	295	272
	$884	$640

The following table presents supplemental cash flow and other information related to leases for the three months ended:

(in thousands)	Aug 31, 2020	Aug 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$672	$563
ROU assets obtained in exchange for lease liabilities
Operating leases	$487	$—

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
C.R. Bard, Inc. v. AngioDynamics, Inc.
On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard’s complaint sought unspecified damages and other relief. The Company filed petitions for reexamination in the US Patent and Trademark Office ("USPTO") seeking to invalidate all three patents asserted by Bard in the litigation. The Company's petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the USPTO Board of Appeals and Interferences for all three reexaminations which were decided as follows: For US Patent No. 7,785,302, the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. For U.S. Patent No. 7,959,615 the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third, for U.S. Patent No. 7,947,022 the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard sought Rehearing in all three appeals and the Company sought Rehearing in the ‘302 and ‘615 appeals. The USPTO denied all three Rehearing Requests, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.
Bard filed appeals to the Federal Circuit Court of Appeals in all three reexams and the Company Cross-Appealed for the ‘302 and the ‘615 reexams.  MedComp also filed an Amicus Brief in support of the Company on November 22, 2017.  Meanwhile, on July 12, 2017 Bard assigned the asserted patents to Bard Peripheral Vascular, Inc. (“BPV”) which was added as co-Appellant before the Federal Circuit and as a co-Plaintiff in the Utah action. An oral hearing was held on September 5, 2018 and the Court rendered its decision on September 28, 2018, affirming that claims 1-5 and 10 of the ‘615 patent were invalid, but that claims 6-7 of the 615 patent and claims 1-4 of the 302 patent were valid over the prior art references considered in the Reexamination proceedings.  The Federal Circuit also reversed the PTAB’s claim construction ruling and remanded for consideration of obviousness for the remaining claims under the new claim construction ruling and for further findings with respect to whether one of the asserted references qualified as a printed publication.  On January 28, 2019, on remand, the USPTO reversed the rejections of the ‘302 claims 1-10, ‘022 claims 1-20 and ‘615 claims 8-9.  The USPTO has since issued Inter Partes Reexamination Certificates for the ‘302 Patent for the ‘022 patent and for the ‘615 patent. The Company thereafter filed a Motion to Unstay the Utah Case and that motion was granted. On November 4, 2019 the Court held a joint Status Conference among the Company’s Utah Action and two other cases filed by Bard on the same patents against MedComp and Smiths. The Court set a schedule for defendant's Motions to Dismiss or Transfer. The Company filed its motion on November 25, 2019; and Bard filed a responsive brief and a motion for venue discovery on December 9, 2019. The Company filed a responsive brief on December 16, 2019 and Bard filed a reply on December 23, 2019. On February 27, 2020, the Court referred all non-dispositive motions to the presiding Magistrate and on March 3, 2020 the Court granted Bard’s Motion for Venue Discovery and denied the Company’s transfer motion without prejudice to re-filing after completion of the venue discovery, but no later than June 30, 2020. The parties have since engaged in venue discovery and AngioDynamics re-filed its Motion to Dismiss or Transfer on June 30, 2020. Bard filed an opposition brief on July 28, 2020, and the Company filed a subsequent reply. The Company believes these claims are without merit and intends to defend them vigorously.  The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
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
On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018 and completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial until March 2019. On January 9, 2019 the Court held a further claim construction hearing to resolve two outstanding claim construction issues prior to trial. A Report and Recommendation (by Magistrate-Judge Fallon) was issued on February 11, 2019 and entered by the Court on February 28, 2019. Jury selection was held on Friday March 1, 2019 and trial began on March 4, 2019.  On day four of the jury trial, at the close of C.R. Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law under rule 50(a) as well as its motions for summary judgement on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed.  On April 5, 2019, Bard filed a precautionary Notice of Appeal to the Federal Circuit. On April 26, 2019, the District Court issued a Memorandum and Order confirming the grant of judgment in the Company’s favor of patent ineligibility, non-infringement, patent invalidity and no willful infringement. Meanwhile, on May 10, 2019, the Company filed a Motion for Attorney fees and non-taxable expenses under 35 USC Sec. 285. On May 21, 2019, the Court issued a Memorandum and Order which, inter alia, stayed proceedings on the Company’s fee Motion and the Company’s equitable claims pending appeal; and entered Final Judgment on May 21, 2019 as well. Bard filed a second Notice of Appeal on May 23, 2019. Both appeals have since been consolidated and Bard’s opening brief was filed on September 27, 2019; the Company's answering brief was filed on January 15, 2020; and Bard’s reply brief was filed on March 4, 2020. A hearing was held on June 1, 2020, and the Company is currently awaiting a decision from the Federal Circuit . The Company maintains its belief that

Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
AngioDynamics, Inc. v. C.R. Bard, Inc.
On May 30, 2017, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”).  In this action, the Company alleges that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs.  The Company alleges that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs.  The Company seeks both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017. On August 6, 2018 the court denied Bard’s motion in its entirety.  Discovery is largely complete, summary judgment, including all reply briefs, were fully briefed in October 2020, and the case will subsequently proceed to trial thereafter.
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

15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET
Acquisition, Restructuring and Other Items
Acquisition, restructuring and other items, net consisted of:

	Three Months Ended
(in thousands)	Aug 31, 2020	Aug 31, 2019
Legal (1)	$794	$669
Mergers and acquisitions (2)	1	246
Transition service agreement (3)	(375)	(737)
Divestiture (4)	273	758
Restructuring	—	26
Other	626	538
Total	$1,319	$1,500
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

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of accumulated other comprehensive income (loss), net of tax, are as follows:

Three Months Ended Aug 31, 2020
(in thousands)	Foreign currency translation income(loss)
Balance at May 31, 2020	$(1,341)
Other comprehensive income before reclassifications, net of tax	2,095
Amounts reclassified from accumulated other comprehensive loss	—
Net other comprehensive income	$2,095
Balance at August 31, 2020	$754

17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The following table provides a description of recent accounting pronouncements that may have a material effect on the Company's consolidated financial statements:

Recently Issued Accounting Pronouncements - Adopted
Standard	Description	Date Adopted	Effect on the Consolidated Financial Statements
ASU 2018-13, Fair Value Measurement (Topic 820)	This ASU removes, modifies and adds various disclosure requirements related to fair value disclosures. Disclosures related to transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs used in determining level 3 fair value measurements will be added, among other changes.	June 1, 2020	The Company adopted the new standard in the first quarter of fiscal year 2021 and it did not have an impact on the Company's consolidated financial statements.
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	This ASU replaces the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates.	June 1, 2020	The Company adopted the new standard in the first quarter of fiscal year 2021 and it did not have an impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements - Not Yet Applicable or Adopted

There are no other new accounting pronouncements issued that are expected to have a material impact on our consolidated financial statements.

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
As of the date of this report:
•Our field based sales personnel have continued to re-enter the field in a safe and well orchestrated manner in order to once again provide unparalleled service to our physicians.
•Our Latham headquarters opened at the beginning of the first quarter of fiscal year 2021 in accordance with New York State guidelines. Our other office-based employees returned to the office during the first quarter of fiscal year 2021.
•Our manufacturing facility in Queensbury, New York is operating under our business continuity plan with precautions including, without limitation, creating small “work pods”, increasing distancing and regularly monitoring temperatures.
As discussed in more detail below, we will closely monitor our liquidity and capital resources through the disruption caused by the COVID-19 pandemic.
In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three months ended August 31, 2020 compared to the three months ended August 31, 2019 are as follows:

•Revenue increased by 6.3% to $70.2 million.
•Gross margin decreased 700 bps to 50.9%.
•Operating loss increased by $4.3 million to $5.1 million.
•Loss per share increased by $0.08 to a loss of $0.11.
•Cash used in operations decreased by $1.1 million to $5.4 million.
The ongoing recovery from the COVID-19 pandemic has had a varying impact on each of our three businesses. Our Vascular Interventions & Therapies and Vascular Access businesses performed the strongest of the businesses during the quarter. The number of procedures improved from the COVID-19 lows in the second half of last fiscal year, but remain below pre-COVID-19 levels. Our Oncology business continued to face pressure from COVID-19 related procedure headwinds and a challenging capital spending environment. We continued our commitment to supporting and progressing our key growth initiatives (AngioVac, Auryon and NanoKnife), managing operating expenses and managing our cash and balance sheet.
New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 17 to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Results of Operations for the Three Months Ended August 31, 2020 and August 31, 2019
For the three months ended August 31, 2020, the Company reported a net loss of $4.3 million, or a loss of $0.11 per diluted share, on net sales of $70.2 million, compared with a net loss of $1.3 million, or a loss of $0.03 per diluted share, on net sales of $66.0 million during the same quarter of the prior year.
Net Sales

Net sales - Net sales are derived from the sale of products and related freight charges, less discounts and returns.

	Three Months Ended
(in thousands)	Aug 31, 2020	Aug 31, 2019	% Growth
Net Sales by Global Business Unit
Vascular Interventions & Therapies	$29,857	$28,913	3.3%
Vascular Access	28,105	23,159	21.4%
Oncology	12,254	13,970	(12.3)%
Total	$70,216	$66,042	6.3%

Net Sales by Geography
United States	$54,108	$52,937	2.2%
International	16,108	13,105	22.9%
Total	$70,216	$66,042	6.3%
For the three months ended August 31, 2020, net sales increased $4.2 million to $70.2 million compared to the same period in the prior year.
Vascular Interventions & Therapies

•Total Vascular Interventions & Therapies sales increased $0.9 million primarily attributable to strong performance in the AngioVac business which grew $1.8 million. During the quarter, the Company continued to see strong case volumes in AngioVac, which increased 40% from the prior year. In addition, there was $1.1 million in sales of Auryon, which was acquired as part of the Eximo acquisition in the second quarter of fiscal year 2020. These increases were partially offset by lower volume in Venous products due to fewer elective procedures during the COVID-19 pandemic.
•U.S. Vascular Interventions & Therapies sales increased $1.3 million due to increased case volume in AngioVac, increased Core Peripheral product sales and $1.1 million in sales of Auryon. These increases were partially offset by decreased sales volume in Venous.
•International Vascular Interventions & Therapies sales decreased $0.4 million.

Vascular Access

•Total Vascular Access sales increased $4.9 million due to increased sales of PICCs and Midlines of $3.4 million and $2.2 million, respectively. These increases are the result of a large order in the United Kingdom related to the COVID-19 pandemic for $5.2 million along with the distribution agreement with MedComp. These increases were offset by decreased sales in Ports and Dialysis. BioFlo product lines comprise 59% of overall Vascular Access sales compared to 50% a year ago.
•U.S. Vascular Access sales decreased $0.1 million.
•International Vascular Access sales increased by $5.0 million primarily as a result of a large order in the United Kingdom related to the COVID-19 pandemic for $5.2 million

Oncology

•Total Oncology sales decreased $1.7 million year over year primarily due to lower NanoKnife capital sales of $1.0 million, decreased RadioFrequency Ablation sales of $0.6 million and decreased Balloon product sales of $0.5 million due to lower volumes. This was partially offset by increased Microwave sales of $0.3 million and BioSentry sales of $0.4 million.
•U.S. Oncology sales decreased by $0.1 million primarily due to decreased Balloon product sales of $0.5 million due to lower volumes. This was partially offset by increased Microwave disposable sales of $0.4 million, BioSentry sales of $0.4 million and NanoKnife disposable sales of $0.1 million.
•International Oncology sales decreased $1.6 million year over year as a result of decreased RadioFrequency Ablation and Microwave sales of $0.7 million and NanoKnife capital and disposable sales of $0.9 million.

The Company has discussed the ongoing transformation from a company with a broad portfolio of largely undifferentiated products to a more focused medical technology company that delivers unique and innovative health care solutions. This transformation enables the Company to move away from the mature, lower-growth markets where we have competed in the past by carving out significant space in larger and faster growing markets. As such, the growth in the near to mid-term will be driven by our high technology platforms including AngioVac, Auryon and NanoKnife.

Gross Profit, Operating expenses, and Other income (expense)

	Three Months Ended
(in thousands)	Aug 31, 2020	Aug 31, 2019	% Change
Gross profit	$35,764	$38,217	(6.4)%
Gross profit % of sales	50.9%	57.9%
Research and development	$9,009	$6,292	43.2%
% of sales	12.8%	9.5%
Selling and marketing	$17,705	$19,380	(8.6)%
% of sales	25.2%	29.3%
General and administrative	$8,557	$8,453	1.2%
% of sales	12.2%	12.8%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit decreased by $2.5 million compared to the prior year. The decrease is primarily attributable to the following:

•Sales volume positively impacted gross profit by $3.0 million year over year.
•Net productivity negatively impacted gross profit by $3.0 million primarily as a result of under absorption of $2.2 million and costs associated with the COVID-19 pandemic of $0.4 million. The under absorption in manufacturing operations was due to the fact that the Company maintained staffing levels and continued producing product to provide flexibility during the uncertainty brought about by the COVID-19 pandemic.
•Mix negatively impacted gross margin by $1.4 million as a result of the large order in the United Kingdom for lower gross margin products and decreased NanoKnife capital sales. This was partially offset by increased AngioVac sales.
•A reserve for recalled products of $0.5 million and amortization of prior year capitalized variances of $0.4 million.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense increased $2.7 million compared to the prior year. The increase is primarily attributable to the following:

•Research and development expenses related to AngioVac, NanoKnife and Tip Location increased $1.5 million along with $1.2 million of expenses related to Auryon.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense decreased $1.7 million compared to the prior year. The decrease is primarily attributable to the following:

•Travel expenses decreased $1.5 million due to less travel as a result of the COVID-19 pandemic. In addition, tradeshow and other expenses decreased $1.7 million due to the cancellation of events.
•Compensation and benefits decreased approximately $0.4 million which is primarily the result of decreased commissions.
•Expenses related to the build-out of the Auryon sales and marketing teams to prepare for full product launch of $2.1 million.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense increased $0.1 million compared to the prior year. The increase is primarily attributable to the following:

•Increased expenses related to the Auryon product to integrate the business of $0.2 million was partially offset by decreased travel and expenses of $0.1 million.

	Three Months Ended
(in thousands)	Aug 31, 2020	Aug 31, 2019	$ Change
Amortization of intangibles	$4,953	$3,868	$1,085
Change in fair value of contingent consideration	$(657)	$(448)	$(209)
Acquisition, restructuring and other items, net	$1,319	$1,500	$(181)
Other expense	$309	$(563)	$872

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•Amortization expense increased $1.1 million compared to the prior year as a result of the Eximo Medical and C3 Wave tip location acquisitions, which increased intangible assets by $60.3 million and $9.4 million, respectively. These additions resulted in additional amortization expense of $1.2 million.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•The change from the prior year is due to a decision to no longer pursue the final RadiaDyne technical milestone, which resulted in a reduction in the liability of $0.8 million. This reduction in the fair value was offset by normal amortization of the present value of the remaining Eximo contingent consideration of $14.9 million recorded in the second quarter of fiscal year 2020.

Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Acquisition, restructuring and other items, net decreased by $0.2 million compared to the prior year. The decrease is primarily attributable to the following:

•Legal expense, related to litigation that is outside of the normal course of business, of $0.8 million was recorded in the first quarter of fiscal year 2021 compared to $0.7 million in the prior year.
•There was no M&A expense incurred in the first quarter of fiscal year 2021 compared to $0.2 million in the prior year.
•In the first quarter of fiscal year 2021, the Company incurred $0.3 million of expense to move manufacturing facilities as a result of the sale of the Fluid Management business compared to $0.8 million in the prior year.
•As part of the sale of the Fluid Management business, the Company entered into a transition services agreement with Medline for certain legal, human resource, tax, accounting and information technology services from the Company for a period not to exceed 24 months. As a result of the transition services agreement, the Company invoiced Medline $0.4 million in the first quarter of fiscal year 2021.
•Other expenses of $0.6 million in the first quarter of fiscal year 2021 consists of expenses to move the manufacturing of BioSentry products and severance associated with the sale of the Fluid Management business, compared to $0.5 million in the prior year.

Other expenses, net - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•The increase in other income from the prior year of $0.9 million is primarily due to foreign currency unrealized gains of $0.6 million and the prior year write-off of deferred financing fees associated with the old Credit Facility of $0.6 million. This was partially offset by increased interest expense of $0.1 million due on the $40.0 million outstanding on the Revolving Facility at the end of the first quarter of fiscal year 2021 compared to no debt outstanding in the prior year. In addition, interest income decreased by $0.2 million as a result of less cash on hand at the end of the first quarter of fiscal year 2021.

Income Tax Provision (Benefit)

	Three Months Ended
(in thousands)	Aug 31, 2020	Aug 31, 2019
Income tax expense (benefit)	$(0.5)	$(0.1)
Effective tax rate including discrete items	11.3%	8.3%

Our effective tax rate including discrete items for the three month periods ended August 31, 2020 and August 31, 2019 was 11.3% and 8.3%, respectively. In fiscal year 2021, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share based compensation).
The estimated annual effective tax rate, however, prior to discrete items was 14.2% in the first quarter of fiscal year 2021, as compared to 8.3% for the same period in fiscal year 2020.
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
Our cash and cash equivalents totaled $47.9 million as of August 31, 2020, compared with $54.4 million as of May 31, 2020. As of August 31, 2020 and May 31, 2020, total debt outstanding related to the Revolving Facility was $40.0 million. The fair value of contingent consideration liability as of August 31, 2020 and May 31, 2020, was $15.0 million and $15.6 million, respectively.
The table below summarizes our cash flows:

	Three Months Ended
(in thousands)	Aug 31, 2020	Aug 31, 2019
Cash used in:
Operating activities	$(5,425)	$(6,534)
Investing activities	(1,824)	(1,541)
Financing activities	491	(135,749)
Effect of exchange rate changes on cash and cash equivalents	252	(168)
Net change in cash and cash equivalents	$(6,506)	$(143,992)
Cash flows consisted of the following:
Cash used in operating activities
Three months ended August 31, 2020:
•Net loss of $4.3 million plus the non-cash items, primarily driven by depreciation and amortization and share based compensation, contributed to cash used in operations of $5.4 million.
•Working capital was negatively impacted by increased accounts receivable of $2.7 million and decreased accounts payable and accrued liabilities of $10.1 million. Inventory had a favorable impact of $7.2 million on working capital.
Three months ended August 31, 2019:
•Net loss of $1.3 million plus the non-cash items, primarily driven by depreciation and amortization, contributed to cash used in operations of $6.5 million.
•Working capital was negatively impacted by increased inventory on hand of $5.2 million and decreased accounts payable and accrued liabilities of $17.6 million. Accounts receivable had a favorable impact on working capital as a result of the sale of the Fluid Management business.

Cash used in investing activities
Three months ended August 31, 2020 and August 31, 2019:
•$1.8 million in fixed asset additions versus $1.4 million in the prior year.
Cash provided by (used in) financing activities
Three months ended August 31, 2020 and August 31, 2019:
•$132.5 million repayment of long-term debt in conjunction with the new Credit Agreement that was entered into at the beginning of the first quarter of fiscal year 2020. Refer to Note 7 of the financial statements.
•$0.5 million of proceeds from stock option and ESPP activity versus $1.3 million in outlays in the prior year.
•$1.2 million payment on earn-out liabilities in the prior year.
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
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 6% of our sales in the first quarter of fiscal year 2021 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.
Interest Rate Risk
On June 3, 2019, we entered into the Credit Agreement which provides for a $125 million Revolving Facility. Interest on the facility will be based, at the Company’s option, on a base rate of LIBOR plus an applicable margin tied to the Company’s total leverage ratio and having ranges between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. In the event of default, the interest rate may be increased by 2.0%. As of August 31, 2020 there was $40.0 million outstanding on the Revolving Facility.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended August 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
C.R. Bard, Inc. v. AngioDynamics, Inc.
On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (the "Utah Action"). Bard’s complaint sought unspecified damages and other relief. The Company filed petitions for reexamination in the US Patent and Trademark Office ("USPTO") seeking to invalidate all three patents asserted by Bard in the litigation. The Company's petitions were granted and 40 of Bard's 41 patent claims were rejected and, following further proceedings, the Patent Office issued a Final Rejection of all 40 claims subject to reexamination. Thereafter, Bard filed appeals to the USPTO Board of Appeals and Interferences for all three reexaminations which were decided as follows: For US Patent No. 7,785,302, the rejections of six of the ten claims under reexamination were affirmed, but were reversed on four of the ten claims. For U.S. Patent No. 7,959,615 the rejections of eight of the ten claims under reexamination were affirmed but the rejections of the other two of the ten claims were reversed. In the third, for U.S. Patent No. 7,947,022 the rejections of all twenty claims under reexamination were affirmed. Thereafter, Bard sought Rehearing in all three appeals and the Company sought Rehearing in the ‘302 and ‘615 appeals. The USPTO denied all three Rehearing Requests, but modified its characterization of one prior art reference for the ‘302 and ‘022 decisions.
Bard filed appeals to the Federal Circuit Court of Appeals in all three reexams and the Company Cross-Appealed for the ‘302 and the ‘615 reexams.  MedComp also filed an Amicus Brief in support of the Company on November 22, 2017.  Meanwhile, on July 12, 2017 Bard assigned the asserted patents to Bard Peripheral Vascular, Inc. (“BPV”) which was added as co-Appellant before the Federal Circuit and as a co-Plaintiff in the Utah action. An oral hearing was held on September 5, 2018 and the Court rendered its decision on September 28, 2018, affirming that claims 1-5 and 10 of the ‘615 patent were invalid, but that claims 6-7 of the 615 patent and claims 1-4 of the 302 patent were valid over the prior art references considered in the Reexamination proceedings.  The Federal Circuit also reversed the PTAB’s claim construction ruling and remanded for consideration of obviousness for the remaining claims under the new claim construction ruling and for further findings with respect to whether one of the asserted references qualified as a printed publication.  On January 28, 2019, on remand, the USPTO reversed the rejections of the ‘302 claims 1-10, ‘022 claims 1-20 and ‘615 claims 8-9.  The USPTO has since issued Inter Partes Reexamination Certificates for the ‘302 Patent for the ‘022 patent and for the ‘615 patent. The Company thereafter filed a Motion to Unstay the Utah Case and that motion was granted. On November 4, 2019 the Court held a joint Status Conference among the Company’s Utah Action and two other cases filed by Bard on the same patents against MedComp and Smiths. The Court set a schedule for defendant's Motions to Dismiss or Transfer. The Company filed its motion on November 25, 2019; and Bard filed a responsive brief and a motion for venue discovery on December 9, 2019. The Company filed a responsive brief on December 16, 2019 and Bard filed a reply on December 23, 2019. On February 27, 2020, the Court referred all non-dispositive motions to the presiding Magistrate and on March 3, 2020 the Court granted Bard’s Motion for Venue Discovery and denied the Company’s transfer motion without prejudice to re-filing after completion of the venue discovery, but no later than June 30, 2020. The parties have since engaged in venue discovery and AngioDynamics re-filed its Motion to Dismiss or Transfer on June 30, 2020. Bard filed an opposition brief on July 28, 2020, and the Company filed a subsequent reply. The Company believes these claims are without merit and intends to defend them vigorously.  The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
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
On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018 and completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial until March 2019. On January 9, 2019 the Court held a further claim construction hearing to resolve two outstanding claim construction issues prior to trial. A Report and Recommendation (by Magistrate-Judge Fallon) was issued on February 11, 2019 and entered by the Court on February 28, 2019. Jury selection was held on Friday March 1, 2019 and trial began on March 4, 2019.  On day four of the jury trial, at the close of C.R. Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law under rule 50(a) as well as its motions for summary judgement on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed.  On April 5, 2019, Bard filed a precautionary Notice of Appeal to the Federal Circuit. On April 26, 2019, the District Court issued a Memorandum and Order confirming the grant of judgment in the Company’s favor of patent ineligibility, non-infringement, patent invalidity and no willful infringement. Meanwhile, on May 10, 2019, the Company filed a Motion for Attorney fees and non-taxable expenses under 35 USC Sec. 285. On May 21, 2019, the Court issued a Memorandum and Order which, inter alia, stayed proceedings on the Company’s fee Motion and the Company’s equitable claims pending appeal; and entered Final Judgment on May 21, 2019 as well. Bard filed a second Notice of Appeal on May 23, 2019. Both appeals have since been consolidated and Bard’s opening brief was filed on September 27, 2019; the Company's answering brief was filed on January 15, 2020; and Bard’s reply brief was filed on March 4, 2020. A hearing was held on June 1, 2020, and the Company is currently awaiting a decision from the Federal Circuit . The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
AngioDynamics, Inc. v. C.R. Bard, Inc.
On May 30, 2017, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”).  In this action, the Company alleges that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs.  The Company alleges that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs.  The Company seeks both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017. On August 6, 2018 the court denied Bard’s motion in its entirety.  Discovery is largely complete, summary judgment, including all reply briefs, were fully briefed in October 2020, and the case will subsequently proceed to trial thereafter.
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

Item 1A. Risk Factors.
In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2020 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk. There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended August 31, 2020:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (1)
June 1, 2020 - June 30, 2020	—	$10.39	—	$—
July 1, 2020 - July 31, 2020	15,712	$9.49	—	$—
August 1, 2020 - August 31, 2020	—	$9.16	—	$—
Total	15,712	$9.49	—	—
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

ANGIODYNAMICS, INC.
(Registrant)

Date:	October 7, 2020	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	October 7, 2020	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)