Form 10-Q
period 2020-11-30
ANGIODYNAMICS INC
filed 2021-01-08
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 6, 2021
Common Stock, par value $.01	37,963,797

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	Nov 30, 2020	Nov 30, 2019	Nov 30, 2020	Nov 30, 2019
Net sales	$72,770	$70,003	$142,986	$136,045
Cost of sales (exclusive of intangible amortization)	32,596	28,459	67,048	56,284
Gross profit	40,174	41,544	75,938	79,761
Operating expenses:
Research and development	9,712	7,764	18,721	14,055
Sales and marketing	20,174	20,113	37,879	39,493
General and administrative	9,219	10,994	17,776	19,448
Amortization of intangibles	4,593	4,530	9,546	8,398
Change in fair value of contingent consideration	184	145	(473)	(303)
Acquisition, restructuring and other items, net	1,128	1,421	2,447	2,921
Total operating expenses	45,010	44,967	85,896	84,012
Operating loss	(4,836)	(3,423)	(9,958)	(4,251)
Other income (expense):
Interest expense, net	(235)	(41)	(450)	(506)
Other income (expense), net	(102)	162	422	64
Total other income (expense), net	(337)	121	(28)	(442)
Loss before income tax benefit	(5,173)	(3,302)	(9,986)	(4,693)
Income tax benefit	(905)	(566)	(1,450)	(682)
Net loss	$(4,268)	$(2,736)	$(8,536)	$(4,011)
Loss per share
Basic	$(0.11)	$(0.07)	$(0.22)	$(0.11)
Diluted	$(0.11)	$(0.07)	$(0.22)	$(0.11)
Weighted average shares outstanding
Basic	38,327	37,992	38,242	37,887
Diluted	38,327	37,992	38,242	37,887
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands of dollars)

	Three Months Ended		Six Months Ended
	Nov 30, 2020	Nov 30, 2019	Nov 30, 2020	Nov 30, 2019
Net loss	$(4,268)	$(2,736)	$(8,536)	$(4,011)
Other comprehensive income (loss), before tax:
Foreign currency translation	1,180	231	3,275	80
Other comprehensive income, before tax	1,180	231	3,275	80
Income tax expense related to items of other comprehensive income (loss)	—	—	—	—
Other comprehensive income, net of tax	1,180	231	3,275	80
Total comprehensive loss, net of tax	$(3,088)	$(2,505)	$(5,261)	$(3,931)
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Nov 30, 2020	May 31, 2020
Assets
Current assets
Cash and cash equivalents	$58,025	$54,435
Accounts receivable, net of allowances of $1,941 and $2,150 respectively	33,604	31,263
Inventories	49,582	59,905
Prepaid expenses and other	8,493	7,310
Total current assets	149,704	152,913
Property, plant and equipment, net	29,628	28,312
Other assets	17,513	15,338
Intangible assets, net	190,559	197,136
Goodwill	201,117	200,515
Total assets	$588,521	$594,214
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$15,979	$19,096
Accrued liabilities	27,610	29,380
Current portion of contingent consideration	—	836
Other current liabilities	2,223	2,133
Total current liabilities	45,812	51,445
Long-term debt, net of current portion	40,000	40,000
Deferred income taxes	23,018	24,057
Contingent consideration, net of current portion	15,178	14,811
Other long-term liabilities	10,170	9,029
Total liabilities	134,178	139,342
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 38,702,030 and 38,448,536 shares issued and 38,332,030 and 38,078,536 shares outstanding at November 30, 2020 and May 31, 2020, respectively	375	374
Additional paid-in capital	566,602	561,871
Accumulated deficit	(108,854)	(100,318)
Treasury stock, 370,000 shares at November 30, 2020 and May 31, 2020, respectively	(5,714)	(5,714)
Accumulated other comprehensive income (loss)	1,934	(1,341)
Total Stockholders’ Equity	454,343	454,872
Total Liabilities and Stockholders' Equity	$588,521	$594,214
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Six Months Ended
	Nov 30, 2020	Nov 30, 2019
Cash flows from operating activities:
Net loss	$(8,536)	$(4,011)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,013	11,110
Non-cash lease expense	1,265	904
Stock based compensation	4,251	4,226
Change in fair value of contingent consideration	(473)	(303)
Deferred income taxes	(1,553)	(734)
Change in accounts receivable allowances	29	199
Fixed and intangible asset impairments and disposals	180	369
Write-off of other assets	—	593
Other	(230)	(27)
Changes in operating assets and liabilities:
Accounts receivable	(2,281)	9,464
Inventories	10,528	(10,009)
Prepaid expenses and other	(6,323)	(3,544)
Accounts payable, accrued and other liabilities	(3,847)	(8,834)
Net cash provided by (used in) operating activities	6,023	(597)
Cash flows from investing activities:
Additions to property, plant and equipment	(3,185)	(4,014)
Acquisition of intangibles	—	(350)
Cash paid for acquisitions	—	(45,760)
Net cash used in investing activities	(3,185)	(50,124)
Cash flows from financing activities:
Repayment of long-term debt	—	(132,500)
Deferred financing costs on long-term debt	—	(741)
Payment of acquisition related contingent consideration	—	(1,208)
Proceeds (outlays) from exercise of stock options and employee stock purchase plan	481	(1,300)
Net cash provided by (used in) financing activities	481	(135,749)
Effect of exchange rate changes on cash and cash equivalents	271	76
Increase (decrease) in cash and cash equivalents	3,590	(186,394)
Cash and cash equivalents at beginning of period	54,435	227,641
Cash and cash equivalents at end of period	$58,025	$41,247

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$23	$444
Fair value of contingent consideration for acquisitions	—	14,900
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2020	38,448,536	$374	$561,871	$(100,318)	$(1,341)	(370,000)	$(5,714)	$454,872
Net loss				(4,268)				(4,268)
Issuance/Cancellation of restricted stock units	164,946		(143)					(143)
Purchases of common stock under ESPP	79,596	1	633					634
Stock-based compensation			1,864					1,864
Other comprehensive income, net of tax					2,095			2,095
Balance at August 31, 2020	38,693,078	$375	$564,225	$(104,586)	$754	(370,000)	$(5,714)	$455,054
Net loss				(4,268)				(4,268)
Issuance/Cancellation of restricted stock units	8,952		(10)					(10)
Stock-based compensation			2,387					2,387
Other comprehensive income, net of tax					1,180			1,180
Balance at November 30, 2020	38,702,030	$375	$566,602	$(108,854)	$1,934	(370,000)	$(5,714)	$454,343

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2019	37,984,382	$372	$555,040	$66,469	$(1,352)	(370,000)	$(5,714)	$614,815
Net loss				(1,275)				(1,275)
Exercise of stock options	48,136	1	530					531
Issuance/Cancellation of restricted stock units	287,087		(2,459)					(2,459)
Purchases of common stock under ESPP	40,270		628					628
Stock-based compensation			1,984					1,984
Other comprehensive loss, net of tax					(151)			(151)
Balance at August 31, 2019	38,359,875	$373	$555,723	$65,194	$(1,503)	(370,000)	$(5,714)	$614,073
Net loss				(2,736)				(2,736)
Issuance/Cancellation of restricted stock units	4,051							—
Stock-based compensation			2,242					2,242
Other comprehensive income, net of tax					231			231
Balance at November 30, 2019	38,363,926	$373	$557,965	$62,458	$(1,272)	(370,000)	$(5,714)	$613,810
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Balance Sheet as of November 30, 2020, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Loss for the three and six months ended November 30, 2020 and 2019, the Consolidated Statements of Stockholders’ Equity for the three months ended November 30, 2020 and 2019 and the Consolidated Statements of Cash Flows for the six months ended November 30, 2020 and 2019 have been prepared by the Company and are unaudited. The Consolidated Balance Sheet as of May 31, 2020 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended November 30, 2020 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three and six months ended November 30, 2020 and 2019 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, the “Company”. All intercompany balances and transactions have been eliminated.
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
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following tables summarize net product revenue by Global Business Unit ("GBU") and geography:

	Three Months Ended Nov 30, 2020			Three Months Ended Nov 30, 2019
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Vascular Interventions & Therapies	$30,689	$3,211	$33,900	$27,601	$3,549	$31,150
Vascular Access	20,161	3,769	23,930	18,563	4,221	$22,784
Oncology	9,834	5,106	14,940	9,391	6,678	$16,069
Total	$60,684	$12,086	$72,770	$55,555	$14,448	$70,003

	Six Months Ended Nov 30, 2020			Six Months Ended Nov 30, 2019
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Vascular Interventions & Therapies	$57,669	$6,088	$63,757	$53,277	$6,786	$60,063
Vascular Access	39,383	12,652	52,035	37,847	8,096	$45,943
Oncology	17,740	9,454	27,194	17,368	12,671	$30,039
Total	$114,792	$28,194	$142,986	$108,492	$27,553	$136,045
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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the six months ended November 30, 2020, such product returns were not material.
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Nov 30, 2020	May 31, 2020
Receivables	$33,604	$31,263
Contract assets	$—	$—
Contract liabilities	$406	$545
During the six months ended November 30, 2020, the Company had additions to contract liabilities of $0.6 million. This was offset by $0.7 million in revenue that was recognized during the six months ended November 30, 2020.
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

4. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Nov 30, 2020	May 31, 2020
Raw materials	$21,301	$23,308
Work in process	7,957	8,318
Finished goods	20,324	28,279
Inventories	$49,582	$59,905
The Company periodically reviews for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at November 30, 2020 and May 31, 2020 was $4.2 million and $4.7 million, respectively.
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
There were no adjustments to goodwill for the six months ended November 30, 2020 other than foreign currency translation adjustments.
Intangible assets consisted of the following:

	Nov 30, 2020
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$254,750	$(95,897)	$158,853
Customer relationships	60,255	(32,121)	28,134
Trademarks	10,150	(6,851)	3,299
Licenses	6,087	(5,814)	273
	$331,242	$(140,683)	$190,559

	May 31, 2020
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$251,569	$(88,547)	$163,022
Customer relationships	60,160	(30,018)	30,142
Trademarks	10,150	(6,691)	3,459
Licenses	6,087	(5,574)	513
	$327,966	$(130,830)	$197,136
Amortization expense for the three months ended November 30, 2020 and 2019 was $4.6 million and $4.5 million, respectively. Amortization expense for the six months ended November 30, 2020 and 2019 was $9.5 million and $8.4 million, respectively.

Expected future amortization expense related to the intangible assets is as follows:

(in thousands)
Remainder of 2021	$8,488
2022	17,038
2023	17,488
2024	15,986
2025	17,006
2026 and thereafter	114,553
$190,559

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Nov 30, 2020	May 31, 2020
Payroll and related expenses	$11,347	$13,059
Royalties	1,814	2,392
Accrued severance	533	794
Sales and franchise taxes	834	634
Outside services	3,393	2,222
Indemnification holdback	4,625	5,000
Other	5,064	5,279
	$27,610	$29,380

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
As of November 30, 2020, there was $40.0 million outstanding balance on the Revolving Facility. As of November 30, 2020 and May 31, 2020, the carrying value of long-term debt approximated its fair market value.
The interest rate on the Revolving Facility at November 30, 2020 was 1.65%.
The Company was in compliance with the Credit Agreement covenants as of November 30, 2020.

8. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 16.1% as of the second quarter of fiscal year 2021, as compared to 13.2% for the same period in fiscal year 2020. In fiscal year 2021, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share based compensation).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of November 30, 2020. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

9. SHARE-BASED COMPENSATION
The Company has three stock-based compensation plans that provide for the issuance of up to approximately 14.2 million shares of common stock. The 2004 Stock and Incentive Award Plan (the "2004 Plan") and the 2020 Stock and Incentive Award Plan (the "2020 Plan") provide for the grant of up to 7.8 million and 2.4 million shares of common stock, respectively. These plans provide for the grant of incentive stock options, non-statutory stock options, restricted stock, stock appreciation rights, performance units, performance shares and other incentive awards to the Company's employees, directors and other service providers. The Company also has an employee stock purchase plan which provides for the issuance of up to 4.0 million shares of common stock.
For the three months ended November 30, 2020 and 2019, share-based compensation expense was $2.4 million and $2.2 million, respectively. For the six months ended November 30, 2020 and 2019, share-based compensation expense was $4.3 million and $4.2 million, respectively
During the six months ended November 30, 2020 and 2019, the Company granted stock options and restricted stock units under the 2004 and 2020 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of the Company's shares on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.
During the six months ended November 30, 2020 and 2019, the Company granted performance share units under the 2004 Plan to certain employees. The awards may be earned by achieving relative performance levels over the year requisite service period. The performance criteria are based on achieving certain performance targets and the total shareholder return ("TSR") of the Company's common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards are based on the closing trading value of the Company's shares on the date of grant and use a Monte Carlo simulation model.
As of November 30, 2020, there was $16.0 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The Company has sufficient shares to satisfy expected share-based payment arrangements.

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

The following table reconciles basic to diluted weighted-average shares outstanding:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2020	Nov 30, 2019	Nov 30, 2020	Nov 30, 2019
Basic	38,327	37,992	38,242	37,887
Effect of dilutive securities	—	—	—	—
Diluted	38,327	37,992	38,242	37,887

Securities excluded as their inclusion would be anti-dilutive	3,133	2,694	3,159	2,689

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
The table below summarizes net sales by Global Business Unit:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2020	Nov 30, 2019	Nov 30, 2020	Nov 30, 2019
Net sales
Vascular Interventions & Therapies	$33,900	$31,150	$63,757	$60,063
Vascular Access	23,930	22,784	52,035	45,943
Oncology	14,940	16,069	27,194	30,039
Total	$72,770	$70,003	$142,986	$136,045
The table below presents net sales by geographic area based on external customer location:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2020	Nov 30, 2019	Nov 30, 2020	Nov 30, 2019
Net sales
United States	$60,684	$55,555	$114,792	$108,492
International	12,086	14,448	28,194	27,553
Total	$72,770	$70,003	$142,986	$136,045

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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:			Fair Value at Nov 30, 2020
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$15,178	$15,178
Total Financial Liabilities	$—	$—	$15,178	$15,178

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2020
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$15,647	$15,647
Total Financial Liabilities	$—	$—	$15,647	$15,647

There were no transfers between Level 1, 2 and 3 for the three and six months ended November 30, 2020.
The table below presents the changes in fair value components of Level 3 instruments:

Three Months Ended Nov 30, 2020
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, August 31, 2020	$14,994
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration (1)	184
Balance, November 30, 2020	$15,178

Six Months Ended Nov 30, 2020
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2020	$15,647
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration (1)	(473)
Currency gain from remeasurement	4
Balance, November 30, 2020	$15,178

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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of November 30, 2020:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$15,178	Discounted cash flow	Discount rate	5%
			Probability of payment	66% - 100%
			Projected fiscal year of payment	2024 - 2025

At November 30, 2020, the range of estimated potential undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is $20.0 million. The revenue projections milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2021 to 2029 in order for the associated consideration to be paid.

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
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	Nov 30, 2020	May 31, 2020
Assets
Operating lease ROU asset	Other assets	$9,421	$10,146
Liabilities
Current operating lease liabilities	Other current liabilities	2,145	2,077
Non-current operating lease liabilities	Other long-term liabilities	7,636	8,345
Total lease liabilities		$9,781	$10,422

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

Nov 30, 2020
Weighted average remaining term (in years)	4.53
Weighted average discount rate	4.1%

The following table presents the maturities of the lease liabilities:

(in thousands)	Nov 30, 2020
Remainder of 2021	$1,254
2022	2,484
2023	2,532
2024	1,984
2025	1,259
2026 and thereafter	1,188
Total lease payments	$10,701
Less: Imputed Interest	920
Total lease obligations	$9,781
Less: Current portion of lease obligations	2,145
Long-term lease obligations	$7,636
During the three months ended November 30, 2020 and 2019, the Company recognized $0.7 million and $0.9 million of operating lease expense, respectively, which includes immaterial short-term leases. During the six months ended November 30, 2020 and 2019, the Company recognized $1.6 million and $1.5 million of operating lease expense, respectively, which includes immaterial short-term leases. The expenses on the Consolidated Statement of Operations were classified as follows:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2020	Nov 30, 2019	Nov 30, 2020	Nov 30, 2019
Cost of sales	$192	$289	$393	$559
Research and development	197	203	485	196
Sales and marketing	92	100	193	198
General and administrative	256	312	551	591
	$737	$904	$1,622	$1,544

The following table presents supplemental cash flow and other information related to leases for the six months ended:

(in thousands)	Nov 30, 2020	Nov 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,360	$563
ROU assets obtained in exchange for lease liabilities
Operating leases	$487	$—

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
Bard filed appeals to the Federal Circuit Court of Appeals in all three reexams and the Company Cross-Appealed for the ‘302 and the ‘615 reexams.  MedComp also filed an Amicus Brief in support of the Company on November 22, 2017.  Meanwhile, on July 12, 2017 Bard assigned the asserted patents to Bard Peripheral Vascular, Inc. (“BPV”) which was added as co-Appellant before the Federal Circuit and as a co-Plaintiff in the Utah action. An oral hearing was held on September 5, 2018 and the Court rendered its decision on September 28, 2018, affirming that claims 1-5 and 10 of the ‘615 patent were invalid, but that claims 6-7 of the 615 patent and claims 1-4 of the 302 patent were valid over the prior art references considered in the Reexamination proceedings.  The Federal Circuit also reversed the PTAB’s claim construction ruling and remanded for consideration of obviousness for the remaining claims under the new claim construction ruling and for further findings with respect to whether one of the asserted references qualified as a printed publication.  On January 28, 2019, on remand, the USPTO reversed the rejections of the ‘302 claims 1-10, ‘022 claims 1-20 and ‘615 claims 8-9.  The USPTO has since issued Inter Partes Reexamination Certificates for the ‘302 Patent for the ‘022 patent and for the ‘615 patent. The Company thereafter filed a Motion to Unstay the Utah Case and that motion was granted. On November 4, 2019 the Court held a joint Status Conference among the Company’s Utah Action and two other cases filed by Bard on the same patents against MedComp and Smiths. The Court set a schedule for defendant's Motions to Dismiss or Transfer. The Company filed its motion on November 25, 2019; and Bard filed a responsive brief and a motion for venue discovery on December 9, 2019. The Company filed a responsive brief on December 16, 2019 and Bard filed a reply on December 23, 2019. On February 27, 2020, the Court referred all non-dispositive motions to the presiding Magistrate and on March 3, 2020 the Court granted Bard’s Motion for Venue Discovery and denied the Company’s transfer motion without prejudice to re-filing after completion of the venue discovery, but no later than June 30, 2020. Following venue discovery, AngioDynamics re-filed its Motion to Dismiss or Transfer on June 30, 2020. Bard filed an opposition brief on July 28, 2020, and the Company filed a subsequent reply. The Court granted AngioDynamics’s Motion to Transfer on November 16, 2020. The case is currently pending in the District of Delaware and a scheduling conference has been set for January 21, 2021.The Company believes these claims are without merit and intends to defend them vigorously.  The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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
On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018 and completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial until March 2019. On January 9, 2019 the Court held a further claim construction hearing to resolve two outstanding claim construction issues prior to trial. A Report and Recommendation (by Magistrate-Judge Fallon) was issued on February 11, 2019 and entered by the Court on February 28, 2019. Jury selection was held on Friday March 1, 2019 and trial began on March 4, 2019.  On day four of the jury trial, at the close of C.R. Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law under rule 50(a) as well as its motions for summary judgement on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed.  On April 5, 2019, Bard filed a precautionary Notice of Appeal to the Federal Circuit. On April 26, 2019, the District Court issued a Memorandum and Order confirming the grant of judgment in the Company’s favor of patent ineligibility, non-infringement, patent invalidity and no willful infringement. Meanwhile, on May 10, 2019, the Company filed a Motion for Attorney fees and non-taxable expenses under 35 USC Sec. 285. On May 21, 2019, the Court issued a Memorandum and Order which, inter alia, stayed proceedings on the Company’s fee Motion and the Company’s equitable claims pending appeal; and entered Final Judgment on May 21, 2019 as well. Bard filed a second Notice of Appeal on May 23, 2019. Both appeals have since been consolidated and Bard’s opening brief was filed on September 27, 2019; the Company's answering brief was filed on January 15, 2020; and Bard’s reply brief was filed on March 4, 2020. A hearing was held on June 1, 2020, and the court issued its decision on November 10, 2020. The Federal Circuit reversed the judgment in part with respect to Section 101, and vacated and remanded the trial court’s invalidity and non-infringement judgments. The Company filed a combined Petition for rehearing and rehearing en banc on December 10, 2020 which remains pending. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET
Acquisition, Restructuring and Other Items
Acquisition, restructuring and other items, net consisted of:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2020	Nov 30, 2019	Nov 30, 2020	Nov 30, 2019
Legal (1)	$1,185	$684	$1,980	$1,353
Mergers and acquisitions (2)	—	382	1	628
Transition service agreement (3)	(334)	(597)	(709)	(1,334)
Divestiture (4)	112	701	384	1,459
Restructuring	—	—	—	26
Other	165	251	791	789
Total	$1,128	$1,421	$2,447	$2,921
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

16. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in each component of accumulated other comprehensive income, net of tax, are as follows:

Three Months Ended Nov 30, 2020
(in thousands)	Foreign currency translation income
Balance at August 31, 2020	$754
Other comprehensive income before reclassifications, net of tax	1,180
Amounts reclassified from accumulated other comprehensive loss	—
Net other comprehensive income	$1,180
Balance at November 30, 2020	$1,934

Six Months Ended Nov 30, 2020
(in thousands)	Foreign currency translation income
Balance at May 31, 2020	$(1,341)
Other comprehensive income before reclassifications, net of tax	3,275
Amounts reclassified from accumulated other comprehensive loss	—
Net other comprehensive income	$3,275
Balance at November 30, 2020	$1,934

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
In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three and six months ended November 30, 2020 compared to the three and six months ended November 30, 2019 are as follows:

Three months ended November 30, 2020:

•Revenue increased by 4.0% to $72.8 million.
•Gross margin decreased 410 bps to 55.2%.
•Operating loss increased by $1.4 million to $4.8 million.
•Loss per share increased by $0.04 to a loss of $0.11.

Six months ended November 30, 2020:

•Revenue increased by 5.1% to $143.0 million.
•Gross margin decreased 550 bps to 53.1%.
•Operating loss increased by $5.7 million to $10.0 million.
•Loss per share increased by $0.11 to a loss of 0.22.
•Cash provided by operations increased by $6.6 million to $6.0 million.
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
Results of Operations for the Three Months Ended November 30, 2020 and 2019
For the three months ended November 30, 2020, the Company reported a net loss of $4.3 million, or a loss of $0.11 per diluted share, on net sales of $72.8 million, compared with a net loss of $2.7 million, or a loss of $0.07 per diluted share, on net sales of $70.0 million during the same quarter of the prior year.
Net Sales

Net sales - Net sales are derived from the sale of products and related freight charges, less discounts and returns.

	Three Months Ended
(in thousands)	Nov 30, 2020	Nov 30, 2019	% Growth
Net Sales by Global Business Unit
Vascular Interventions & Therapies	$33,900	$31,150	8.8%
Vascular Access	23,930	22,784	5.0%
Oncology	14,940	16,069	(7.0)%
Total	$72,770	$70,003	4.0%

Net Sales by Geography
United States	$60,684	$55,555	9.2%
International	12,086	14,448	(16.3)%
Total	$72,770	$70,003	4.0%

For the three months ended November 30, 2020, net sales increased $2.8 million to $72.8 million compared to the same period in the prior year.
Vascular Interventions & Therapies

•Total Vascular Interventions & Therapies sales increased $2.8 million. Auryon, which was acquired as part of the Eximo acquisition in the second quarter of fiscal year 2020, contributed $2.1 million in sales. Additionally, the AngioVac and Core businesses continued their strong performance and grew $1.2 million and $0.6 million, respectively. During the quarter, the Company continued to see strong case volumes in AngioVac, which increased 13% from the prior year. These increases were partially offset by lower volume in Venous products due to fewer elective procedures during the COVID-19 pandemic.
•U.S. Vascular Interventions & Therapies sales increased $3.1 million due to increased case volume in AngioVac, increased Core Peripheral product sales and $2.1 million in sales of Auryon. These increases were partially offset by decreased sales volume in Venous.
•International Vascular Interventions & Therapies sales decreased $0.3 million.

Vascular Access

•Total Vascular Access sales increased $1.1 million due to increased sales across all product lines. BioFlo product lines comprise 49% of overall Vascular Access sales compared to 52% a year ago.
•U.S. Vascular Access sales increased $1.6 million as a result of increased sales across all product lines.
•International Vascular Access sales decreased by $0.5 million.

Oncology

•Total Oncology sales decreased $1.1 million year over year primarily due to lower NanoKnife capital sales of $1.6 million, decreased RadioFrequency Ablation sales of $0.4 million and decreased Balloon product sales of $0.3 million. This was partially offset by increased NanoKnife disposable sales of $0.6 million, Microwave disposable sales of $0.3 million and BioSentry sales of $0.4 million.
•U.S. Oncology sales increased by $0.5 million primarily due to increased NanoKnife disposable sales of $0.7 million, BioSentry sales of $0.4 million and Microwave disposable sales of $0.1 million. This was partially offset by decreased NanoKnife capital sales of $0.4 million and Balloon product sales of $0.3 million due to lower volumes.
•International Oncology sales decreased $1.6 million year over year as a result of decreased RadioFrequency Ablation sales of $0.5 million and NanoKnife capital and disposable sales of $1.2 million.

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

Gross Profit, Operating expenses, and Other income (expense)

	Three Months Ended
(in thousands)	Nov 30, 2020	Nov 30, 2019	% Change
Gross profit	$40,174	$41,544	(3.3)%
Gross profit % of sales	55.2%	59.3%
Research and development	$9,712	$7,764	25.1%
% of sales	13.3%	11.1%
Selling and marketing	$20,174	$20,113	0.3%
% of sales	27.7%	28.7%
General and administrative	$9,219	$10,994	(16.1)%
% of sales	12.7%	15.7%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit decreased by $1.4 million compared to the prior year. The decrease is primarily attributable to the following:

•Sales volume positively impacted gross profit by $1.5 million year over year.
•Net productivity negatively impacted gross profit by $2.6 million primarily as a result of under absorption of $1.2 million and increased start-up costs related to the Auryon launch of $1.2 million. The under absorption in manufacturing operations was due to the fact that the Company has maintained staffing levels during the COVID-19 global pandemic to mitigate risk, along with a focus on working capital management through inventory reduction.
•Mix negatively impacted gross margin by $0.3 million as a result of decreased NanoKnife capital sales. This was partially offset by increased AngioVac sales.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense increased $1.9 million compared to the prior year. The increase is primarily attributable to the following:

•Research and development expenses related to the AngioVac platform expansion, the NanoKnife DIRECT© study and the Pathfinder study increased $1.8 million along with $0.7 million of expenses related to Auryon.
•Outside consultant spend and other expenses decreased $0.5 million along with decreased travel expenses of $0.2 million.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense increased $0.1 million compared to the prior year. The increase is primarily attributable to the following:

•Travel expenses decreased $1.4 million due to less travel as a result of the COVID-19 pandemic. In addition, tradeshow and other expenses decreased $1.3 million due to the cancellation of events.
•Expenses related to the build-out of the Auryon sales and marketing teams to prepare for full product launch of $2.6 million and increased other expenses of $0.2 million.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense decreased $1.8 million compared to the prior year. The decrease is primarily attributable to the following:

•Legal expenses decreased $1.4 million.
•Travel expenses decreased $0.3 million due to less travel as a result of the COVID-19 pandemic.

	Three Months Ended
(in thousands)	Nov 30, 2020	Nov 30, 2019	$ Change
Amortization of intangibles	$4,593	$4,530	$63
Change in fair value of contingent consideration	$184	$145	$39
Acquisition, restructuring and other items, net	$1,128	$1,421	$(293)
Other income (expense), net	$(337)	$121	$(458)

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•Amortization expense remained consistent with the prior year.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•The change in the fair value of the contingent consideration is the normal amortization of the present value of the Eximo contingent consideration.

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

Acquisition, restructuring and other items, net decreased by $0.3 million compared to the prior year. The decrease is primarily attributable to the following:

•Legal expense, related to litigation that is outside of the normal course of business, of $1.2 million was recorded in the second quarter of fiscal year 2021 compared to $0.7 million in the prior year.
•There was no M&A expense incurred in the second quarter of fiscal year 2021 compared to $0.4 million in the prior year.
•In the second quarter of fiscal year 2021, the Company incurred $0.1 million of expense to move manufacturing facilities as a result of the sale of the Fluid Management business compared to $0.7 million in the prior year.
•As part of the sale of the Fluid Management business, the Company entered into a transition services agreement with Medline for certain legal, human resource, tax, accounting and information technology services from the Company for a period not to exceed 24 months. As a result of the transition services agreement, the Company invoiced Medline $0.3 million in the second quarter of fiscal year 2021 compared to $0.6 million in the prior year.
•Other expenses of $0.2 million in the second quarter of fiscal year 2021 consists of severance associated with organizational changes, compared to $0.3 million in the prior year.

Other income (expense), net - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•The increase in other expense from the prior year of $0.5 million is primarily due to increased interest expense of $0.1 million for the $40.0 million outstanding on the Revolving Facility at the end of the second quarter of fiscal year 2021 compared to no debt outstanding in the prior year along with decreased interest income of $0.1 million. In addition, there was $0.2 million in unrealized foreign exchange losses at the end of the second quarter of fiscal year 2021.

Income Tax Benefit

	Three Months Ended
(in thousands)	Nov 30, 2020	Nov 30, 2019
Income tax benefit	$(0.9)	$(0.6)
Effective tax rate including discrete items	17.5%	17.1%

Our effective tax rate including discrete items for the three month periods ended November 30, 2020 and 2019 was 17.5% and 17.1%, respectively. In fiscal year 2021, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share based compensation).
The estimated annual effective tax rate, however, prior to discrete items was 16.1% in the second quarter of fiscal year 2021, as compared to 13.2% for the same period in fiscal year 2020.
Results of Operations for the Six Months Ended November 30, 2020 and 2019
For the six months ended November 30, 2020, the Company reported a net loss of $8.5 million, or a loss of $0.22 per diluted share, on net sales of $143.0 million, compared with a net loss of $4.0 million, or a loss of $0.11 per diluted share, on net sales of $136.0 million during the prior year.
Net Sales

Net sales - Net sales are derived from the sale of products and related freight charges, less discounts and returns.

	Six Months Ended
(in thousands)	Nov 30, 2020	Nov 30, 2019	% Growth
Net Sales by Global Business Unit
Vascular Interventions & Therapies	$63,757	$60,063	6.2%
Vascular Access	52,035	45,943	13.3%
Oncology	27,194	30,039	(9.5)%
Total	$142,986	$136,045	5.1%

Net Sales by Geography
United States	$114,792	$108,492	5.8%
International	28,194	27,553	2.3%
Total	$142,986	$136,045	5.1%
For the six months ended November 30, 2020, net sales increased $6.9 million to $143.0 million compared to the same period in the prior year.
Vascular Interventions & Therapies

•Total Vascular Interventions & Therapies sales increased $3.7 million. Auryon, which was acquired as part of the Eximo acquisition in the second quarter of fiscal year 2020, contributed $3.2 million in sales. Additionally, the AngioVac and Core businesses continued their strong performance and grew $3.0 million and $0.6 million, respectively. The Company continued to see strong case volumes in AngioVac, which increased 26% from the prior year. These increases were partially offset by lower volume in Venous products due to fewer elective procedures during the COVID-19 pandemic.
•U.S. Vascular Interventions & Therapies sales increased $4.4 million due to increased case volume in AngioVac, increased Core Peripheral product sales and $3.2 million in sales of Auryon. These increases were partially offset by decreased sales volume in Venous.
•International Vascular Interventions & Therapies sales decreased $0.7 million.

Vascular Access

•Total Vascular Access sales increased $6.1 million due to increased sales of PICCs and Midlines of $3.6 million and $2.7 million, respectively. These increases are the result of a large order in the United Kingdom related to the COVID-19 pandemic for $5.2 million in the first quarter of fiscal year 2021 along with the distribution agreement with MedComp. These increases were offset by decreased sales in Ports. BioFlo product lines comprise 54% of overall Vascular Access sales compared to 51% a year ago.
•U.S. Vascular Access sales increased $1.5 million primarily due to increased Midline and PICC sales of $0.6 million and $0.8 million, respectively.
•International Vascular Access sales increased by $4.6 million primarily as a result of a large order in the United Kingdom related to the COVID-19 pandemic for $5.2 million. This was partially offset by decreased PICC sales in Latin America of $0.8 million.

Oncology

•Total Oncology sales decreased $2.8 million year over year primarily due to lower NanoKnife capital sales of $2.4 million, decreased RadioFrequency Ablation sales of $1.0 million and decreased Balloon product sales of $0.9 million. This was partially offset by increased Microwave disposable sales of $0.7 million, NanoKnife disposable sales of $0.5 million and BioSentry sales of $0.8 million.
•U.S. Oncology sales increased by $0.4 million primarily due to increased NanoKnife disposable sales of $0.8 million, BioSentry sales of $0.8 million and Microwave disposable sales of $0.5 million. This was partially offset by decreased NanoKnife capital sales of $0.5 million and Balloon product sales of $0.9 million.
•International Oncology sales decreased $3.2 million year over year as a result of decreased RadioFrequency Ablation sales of $1.2 million and NanoKnife capital and disposable sales of $2.1 million.

Gross Profit, Operating expenses, and Other income (expense)

	Six Months Ended
(in thousands)	Nov 30, 2020	Nov 30, 2019	% Change
Gross profit	$75,938	$79,761	(4.8)%
Gross profit % of sales	53.1%	58.6%
Research and development	$18,721	$14,055	33.2%
% of sales	13.1%	10.3%
Selling and marketing	$37,879	$39,493	(4.1)%
% of sales	26.5%	29.0%
General and administrative	$17,776	$19,448	(8.6)%
% of sales	12.4%	14.3%

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

Gross profit decreased by $3.8 million compared to the prior year. The decrease is primarily attributable to the following:

•Sales volume positively impacted gross profit by $4.5 million year over year.
•Net productivity negatively impacted gross profit by $5.5 million primarily as a result of under absorption of $3.7 million and start-up costs related to the Auryon launch of $1.8 million. The under absorption in manufacturing operations was due to the fact that the Company has maintained staffing levels during the COVID-19 global pandemic to mitigate risk, along with a focus on working capital management through inventory reduction.
•Mix negatively impacted gross margin by $1.7 million as a result of the large order in the United Kingdom for lower gross margin products and decreased NanoKnife capital sales. This was partially offset by increased AngioVac sales.
•A reserve for recalled products of $0.5 million and amortization of prior year capitalized variances of $0.4 million negatively impacted gross margin.

Research and development expenses - Research and development (“R&D”) expenses include internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense increased $4.7 million compared to the prior year. The increase is primarily attributable to the following:

•Research and development expenses related to the AngioVac platform expansion, the NanoKnife DIRECT© study and the Pathfinder study increased $3.4 million along with $2.0 million of expenses related to Auryon.
•Outside consultant spend and other expenses decreased $0.5 million along with decreased travel expenses of $0.2 million.

Sales and marketing expenses - Sales and marketing (“S&M”) expenses consist primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense decreased $1.6 million compared to the prior year. The decrease is primarily attributable to the following:

•Travel expenses decreased $2.8 million due to less travel as a result of the COVID-19 pandemic. In addition, tradeshow and other expenses decreased $3.1 million due to the cancellation of events.
•Compensation and benefits decreased approximately $0.4 million which is primarily the result of open roles.
•Expenses related to the build-out of the Auryon sales and marketing teams to prepare for full product launch of $4.7 million.

General and administrative expenses - General and administrative (“G&A”) expenses include executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense decreased $1.7 million compared to the prior year. The decrease is primarily attributable to the following:

•Legal expenses decreased $1.2 million.
•Travel expenses decreased $0.3 million due to less travel as a result of the COVID-19 pandemic.

	Six Months Ended
(in thousands)	Nov 30, 2020	Nov 30, 2019	$ Change
Amortization of intangibles	$9,546	$8,398	$1,148
Change in fair value of contingent consideration	$(473)	$(303)	$(170)
Acquisition, restructuring and other items, net	$2,447	$2,921	$(474)
Other expense, net	$(28)	$(442)	$414

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•Amortization expense increased $1.1 million compared to the prior year as a result of the Eximo Medical and C3 Wave tip location acquisitions, which increased intangible assets by $60.3 million and $9.4 million, respectively. These additions resulted in additional amortization expense of $2.4 million.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•The change from the prior year is due to a decision to no longer pursue the final RadiaDyne technical milestone, which resulted in a reduction in the liability of $0.8 million. This reduction in the fair value was offset by normal amortization of the present value of the Eximo contingent consideration recorded in the second quarter of fiscal year 2020.

Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Acquisition, restructuring and other items, net decreased by $0.5 million compared to the prior year. The decrease is primarily attributable to the following:

•Legal expense, related to litigation that is outside of the normal course of business, of $2.0 million was recorded in fiscal year 2021 compared to $1.4 million in the prior year.
•There was no M&A expense incurred in the second quarter of fiscal year 2021 compared to $0.6 million in the prior year.
•In fiscal year 2021, the Company incurred $0.4 million of expense to move manufacturing facilities as a result of the sale of the Fluid Management business compared to $1.5 million in the prior year.
•As part of the sale of the Fluid Management business, the Company entered into a transition services agreement with Medline for certain legal, human resource, tax, accounting and information technology services from the Company for a period not to exceed 24 months. As a result of the transition services agreement, the Company invoiced Medline $0.7 million in fiscal year 2021 compared to $1.3 million in the prior year.
•Other expenses of $0.8 million in consists of severance associated with organizational changes, compared to $0.8 million in the prior year.

Other expense, net - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•The decrease in other expense from the prior year of $0.4 million is primarily due to foreign currency unrealized gains of $0.5 million and the prior year write-off of deferred financing fees associated with the old Credit Facility of $0.6 million. This was partially offset by increased interest expense of $0.2 million for the $40.0 million outstanding on the Revolving Facility at the end of the second quarter of fiscal year 2021 compared to no debt outstanding in the prior year. In addition, interest income decreased by $0.3 million.

Income Tax Benefit

	Six Months Ended
(in thousands)	Nov 30, 2020	Nov 30, 2019
Income tax benefit	$(1.5)	$(0.7)
Effective tax rate including discrete items	14.5%	14.5%

Our effective tax rate including discrete items for the six month periods ended November 30, 2020 and 2019 was 14.5% and 14.5%, respectively. In fiscal year 2021, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share based compensation).
The estimated annual effective tax rate, however, prior to discrete items was 16.1% in the second quarter of fiscal year 2021, as compared to 13.2% for the same period in fiscal year 2020.
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
Our cash and cash equivalents totaled $58.0 million as of November 30, 2020, compared with $54.4 million as of May 31, 2020. As of November 30, 2020 and May 31, 2020, total debt outstanding related to the Revolving Facility was $40.0 million. The fair value of contingent consideration liability as of November 30, 2020 and May 31, 2020, was $15.2 million and $15.6 million, respectively.
The table below summarizes our cash flows:

	Six Months Ended
(in thousands)	Nov 30, 2020	Nov 30, 2019
Cash provided by (used in):
Operating activities	$6,023	$(597)
Investing activities	(3,185)	(50,124)
Financing activities	481	(135,749)
Effect of exchange rate changes on cash and cash equivalents	271	76
Net change in cash and cash equivalents	$3,590	$(186,394)
Cash flows consisted of the following:
Cash provided by (used in) operating activities
Six months ended November 30, 2020:
•Net loss of $8.5 million plus the non-cash items, primarily driven by depreciation and amortization and share based compensation, along with the changes in working capital below, contributed to cash provided by operations of $6.0 million.
•Working capital was favorably impacted by decreased inventory on hand of $10.5 million. This was partially offset by increased accounts receivable of $2.3 million and decreased accounts payable and accrued liabilities of $3.8 million.
Six months ended November 30, 2019:
•Net loss of $4.0 million plus the non-cash items, primarily driven by depreciation and amortization, contributed to cash used in operations of $0.6 million.
•Working capital was negatively impacted by increased inventory on hand of $10.0 million and decreased accounts payable and accrued liabilities of $8.8 million. Accounts receivable had a favorable impact on working capital as a result of the sale of the Fluid Management business.

Cash used in investing activities
Six months ended November 30, 2020 and 2019:
•$3.2 million in fixed asset additions versus $4.0 million in the prior year.
•$45.8 million cash payment to acquire Eximo Medical Ltd. in the second quarter of fiscal year 2020.
Cash provided by (used in) financing activities
Six months ended November 30, 2020 and 2019:
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
On December 17, 2019, the Company made a $15.0 million draw on the Revolving Facility as part of the acquisition of the C3 Wave tip location asset from Medical Components Inc. that is described Note 2 to the financial statements. In the fourth quarter of fiscal year 2020, the Company made an additional $25.0 million draw on the Revolving Facility. In December 2020, a payment of $10.0 million was made on the Revolving Facility. We believe that our current cash balance, together with cash generated from operations and access to our Revolving Facility, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make significant acquisitions of other businesses or technologies in the future for cash, we may require external financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our credit facility and investments that could impact our results of operations and financial position.
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 6% of our sales in fiscal year 2021 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.
Interest Rate Risk
On June 3, 2019, we entered into the Credit Agreement which provides for a $125 million Revolving Facility. Interest on the facility will be based, at the Company’s option, on a base rate of LIBOR plus an applicable margin tied to the Company’s total leverage ratio and having ranges between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. In the event of default, the interest rate may be increased by 2.0%. As of November 30, 2020 there was $40.0 million outstanding on the Revolving Facility.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended November 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Bard filed appeals to the Federal Circuit Court of Appeals in all three reexams and the Company Cross-Appealed for the ‘302 and the ‘615 reexams.  MedComp also filed an Amicus Brief in support of the Company on November 22, 2017.  Meanwhile, on July 12, 2017 Bard assigned the asserted patents to Bard Peripheral Vascular, Inc. (“BPV”) which was added as co-Appellant before the Federal Circuit and as a co-Plaintiff in the Utah action. An oral hearing was held on September 5, 2018 and the Court rendered its decision on September 28, 2018, affirming that claims 1-5 and 10 of the ‘615 patent were invalid, but that claims 6-7 of the 615 patent and claims 1-4 of the 302 patent were valid over the prior art references considered in the Reexamination proceedings.  The Federal Circuit also reversed the PTAB’s claim construction ruling and remanded for consideration of obviousness for the remaining claims under the new claim construction ruling and for further findings with respect to whether one of the asserted references qualified as a printed publication.  On January 28, 2019, on remand, the USPTO reversed the rejections of the ‘302 claims 1-10, ‘022 claims 1-20 and ‘615 claims 8-9.  The USPTO has since issued Inter Partes Reexamination Certificates for the ‘302 Patent for the ‘022 patent and for the ‘615 patent. The Company thereafter filed a Motion to Unstay the Utah Case and that motion was granted. On November 4, 2019 the Court held a joint Status Conference among the Company’s Utah Action and two other cases filed by Bard on the same patents against MedComp and Smiths. The Court set a schedule for defendant's Motions to Dismiss or Transfer. The Company filed its motion on November 25, 2019; and Bard filed a responsive brief and a motion for venue discovery on December 9, 2019. The Company filed a responsive brief on December 16, 2019 and Bard filed a reply on December 23, 2019. On February 27, 2020, the Court referred all non-dispositive motions to the presiding Magistrate and on March 3, 2020 the Court granted Bard’s Motion for Venue Discovery and denied the Company’s transfer motion without prejudice to re-filing after completion of the venue discovery, but no later than June 30, 2020. Following venue discovery, AngioDynamics re-filed its Motion to Dismiss or Transfer on June 30, 2020. Bard filed an opposition brief on July 28, 2020, and the Company filed a subsequent reply. The Court granted AngioDynamics’s Motion to Transfer on November 16, 2020. The case is currently pending in the District of Delaware and a scheduling conference has been set for January 21, 2021.The Company believes these claims are without merit and intends to defend them vigorously.  The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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
On October 20, 2017, the scheduling order for the case was amended to, among other things, set a trial date commencing July 23, 2018. The parties completed Expert Discovery in January 2018 and completed briefing on their respective case dispositive motions on April 27, 2018. On June 26, 2018, the Court denied all case dispositive motions, ruling that issues of material fact remained in dispute. On July 9, 2018, the Court continued the trial until March 2019. On January 9, 2019 the Court held a further claim construction hearing to resolve two outstanding claim construction issues prior to trial. A Report and Recommendation (by Magistrate-Judge Fallon) was issued on February 11, 2019 and entered by the Court on February 28, 2019. Jury selection was held on Friday March 1, 2019 and trial began on March 4, 2019.  On day four of the jury trial, at the close of C.R. Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law under rule 50(a) as well as its motions for summary judgement on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed.  On April 5, 2019, Bard filed a precautionary Notice of Appeal to the Federal Circuit. On April 26, 2019, the District Court issued a Memorandum and Order confirming the grant of judgment in the Company’s favor of patent ineligibility, non-infringement, patent invalidity and no willful infringement. Meanwhile, on May 10, 2019, the Company filed a Motion for Attorney fees and non-taxable expenses under 35 USC Sec. 285. On May 21, 2019, the Court issued a Memorandum and Order which, inter alia, stayed proceedings on the Company’s fee Motion and the Company’s equitable claims pending appeal; and entered Final Judgment on May 21, 2019 as well. Bard filed a second Notice of Appeal on May 23, 2019. Both appeals have since been consolidated and Bard’s opening brief was filed on September 27, 2019; the Company's answering brief was filed on January 15, 2020; and Bard’s reply brief was filed on March 4, 2020. A hearing was held on June 1, 2020, and the court issued its decision on November 10, 2020. The Federal Circuit reversed the judgment in part with respect to Section 101, and vacated and remanded the trial court’s invalidity and non-infringement judgments. The Company filed a combined Petition for rehearing and rehearing en banc on December 10, 2020 which remains pending. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the six months ended November 30, 2020:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (1)
September 1, 2020 - September 30, 2020	—	$—	—	$—
October 1, 2020 - October 31, 2020	849	$11.24	—	$—
November 1, 2020 - November 30, 2020	—	$—	—	$—
Total	849	$11.24	—	—
(1)These amounts are not applicable as the Company currently does not have a share repurchase program in effect.

Item 3. Defaults on Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6

	EXHIBIT INDEX	Incorporated by Reference
No.	Description	Form	Filing Date

10.1.9	AngioDynamics, Inc. 2020 Stock and Incentive Award Plan	DEF 14A	September 3, 2020

10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (as amended)	DEF 14A	September 3, 2020

10.4.6	Form of 2020 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	January 8, 2021	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	January 8, 2021	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)