Form 10-Q
period 2021-02-28
ANGIODYNAMICS INC
filed 2021-03-31
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 29, 2021
Common Stock, par value $.01	38,137,367

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	Feb 28, 2021	Feb 29, 2020	Feb 28, 2021	Feb 29, 2020
Net sales	$71,182	$69,780	$214,168	$205,825
Cost of sales (exclusive of intangible amortization)	32,652	29,481	99,700	85,765
Gross profit	38,530	40,299	114,468	120,060
Operating expenses:
Research and development	8,565	8,395	27,286	22,450
Sales and marketing	19,607	20,934	57,486	60,427
General and administrative	9,011	10,203	26,787	29,651
Amortization of intangibles	4,292	5,019	13,838	13,417
Change in fair value of contingent consideration	183	419	(290)	116
Acquisition, restructuring and other items, net	610	1,565	3,057	4,486
Total operating expenses	42,268	46,535	128,164	130,547
Operating loss	(3,738)	(6,236)	(13,696)	(10,487)
Other income (expense):
Interest expense, net	(226)	(166)	(676)	(672)
Other income (expense), net	(163)	(131)	259	(67)
Total other expense, net	(389)	(297)	(417)	(739)
Loss before income tax benefit	(4,127)	(6,533)	(14,113)	(11,226)
Income tax benefit	(583)	(824)	(2,033)	(1,506)
Net loss	$(3,544)	$(5,709)	$(12,080)	$(9,720)
Loss per share
Basic	$(0.09)	$(0.15)	$(0.32)	$(0.26)
Diluted	$(0.09)	$(0.15)	$(0.32)	$(0.26)
Weighted average shares outstanding
Basic	38,360	37,999	38,281	37,924
Diluted	38,360	37,999	38,281	37,924
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	Feb 28, 2021	Feb 29, 2020	Feb 28, 2021	Feb 29, 2020
Net loss	$(3,544)	$(5,709)	$(12,080)	$(9,720)
Other comprehensive income (loss), before tax:
Foreign currency translation	12	8	3,287	88
Other comprehensive income, before tax	12	8	3,287	88
Income tax expense related to items of other comprehensive income (loss)	—	—	—	—
Other comprehensive income, net of tax	12	8	3,287	88
Total comprehensive loss, net of tax	$(3,532)	$(5,701)	$(8,793)	$(9,632)
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Feb 28, 2021	May 31, 2020
Assets
Current assets
Cash and cash equivalents	$54,469	$54,435
Accounts receivable, net of allowances of $1,820 and $2,150 respectively	33,171	31,263
Inventories	49,006	59,905
Prepaid expenses and other	9,011	7,310
Total current assets	145,657	152,913
Property, plant and equipment, net	29,827	28,312
Other assets	19,443	15,338
Intangible assets, net	186,216	197,136
Goodwill	201,102	200,515
Total assets	$582,245	$594,214
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$17,067	$19,096
Accrued liabilities	30,760	29,380
Current portion of contingent consideration	—	836
Other current liabilities	2,429	2,133
Total current liabilities	50,256	51,445
Long-term debt, net of current portion	30,000	40,000
Deferred income taxes	22,371	24,057
Contingent consideration, net of current portion	15,362	14,811
Other long-term liabilities	9,320	9,029
Total liabilities	127,309	139,342
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 38,877,367 and 38,448,536 shares issued and 38,507,367 and 38,078,536 shares outstanding at February 28, 2021 and May 31, 2020, respectively	377	374
Additional paid-in capital	570,725	561,871
Accumulated deficit	(112,398)	(100,318)
Treasury stock, 370,000 shares at February 28, 2021 and May 31, 2020, respectively	(5,714)	(5,714)
Accumulated other comprehensive income (loss)	1,946	(1,341)
Total Stockholders’ Equity	454,936	454,872
Total Liabilities and Stockholders' Equity	$582,245	$594,214
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Nine Months Ended
	Feb 28, 2021	Feb 29, 2020
Cash flows from operating activities:
Net loss	$(12,080)	$(9,720)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,392	17,550
Non-cash lease expense	1,860	1,567
Stock based compensation	6,398	5,998
Change in fair value of contingent consideration	(290)	116
Deferred income taxes	(2,187)	(1,606)
Change in accounts receivable allowances	31	186
Fixed and intangible asset impairments and disposals	190	395
Write-off of other assets	—	593
Other	(149)	70
Changes in operating assets and liabilities:
Accounts receivable	(1,823)	7,834
Inventories	11,119	(14,036)
Prepaid expenses and other	(8,821)	(9,378)
Accounts payable, accrued and other liabilities	(1,746)	(18,003)
Net cash provided by (used in) operating activities	11,894	(18,434)
Cash flows from investing activities:
Additions to property, plant and equipment	(4,567)	(5,756)
Acquisition of intangibles	—	(350)
Cash paid for acquisitions	—	(55,760)
Net cash used in investing activities	(4,567)	(61,866)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	—	15,000
Repayment of long-term debt	(10,000)	(132,500)
Deferred financing costs on long-term debt	—	(775)
Payment of acquisition related contingent consideration	—	(1,208)
Proceeds (outlays) from exercise of stock options and employee stock purchase plan	2,459	(706)
Net cash used in financing activities	(7,541)	(120,189)
Effect of exchange rate changes on cash and cash equivalents	248	8
Increase (decrease) in cash and cash equivalents	34	(200,481)
Cash and cash equivalents at beginning of period	54,435	227,641
Cash and cash equivalents at end of period	$54,469	$27,160

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$(113)	$214
Fair value of contingent consideration for acquisitions	—	14,900
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2020	38,448,536	$374	$561,871	$(100,318)	$(1,341)	(370,000)	$(5,714)	$454,872
Net loss				(4,268)				(4,268)
Issuance/Cancellation of restricted stock units	164,946		(143)					(143)
Purchases of common stock under ESPP	79,596	1	633					634
Stock-based compensation			1,864					1,864
Other comprehensive income, net of tax					2,095			2,095
Balance at August 31, 2020	38,693,078	$375	$564,225	$(104,586)	$754	(370,000)	$(5,714)	$455,054
Net loss				(4,268)				(4,268)
Issuance/Cancellation of restricted stock units	8,952		(10)					(10)
Stock-based compensation			2,387					2,387
Other comprehensive income, net of tax					1,180			1,180
Balance at November 30, 2020	38,702,030	$375	$566,602	$(108,854)	$1,934	(370,000)	$(5,714)	$454,343
Net loss				(3,544)				(3,544)
Exercise of stock options	81,636	1	1,353					1,354
Issuance/Cancellation of restricted stock units	9,103		(49)					(49)
Purchases of common stock under ESPP	84,598	1	672					673
Stock-based compensation			2,147					2,147
Other comprehensive income, net of tax					12			12
Balance at February 28, 2021	38,877,367	$377	$570,725	$(112,398)	$1,946	(370,000)	$(5,714)	$454,936

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2019	37,984,382	$372	$555,040	$66,469	$(1,352)	(370,000)	$(5,714)	$614,815
Net loss				(1,275)				(1,275)
Exercise of stock options	48,136	1	530					531
Issuance/Cancellation of restricted stock units	287,087		(2,459)					(2,459)
Purchases of common stock under ESPP	40,270		628					628
Stock-based compensation			1,984					1,984
Other comprehensive loss, net of tax					(151)			(151)
Balance at August 31, 2019	38,359,875	$373	$555,723	$65,194	$(1,503)	(370,000)	$(5,714)	$614,073
Net loss				(2,736)				(2,736)
Issuance/Cancellation of restricted stock units	4,051							—
Stock-based compensation			2,242					2,242
Other comprehensive income, net of tax					231			231
Balance at November 30, 2019	38,363,926	$373	$557,965	$62,458	$(1,272)	(370,000)	$(5,714)	$613,810
Net loss				(5,709)				(5,709)
Exercise of stock options	2,500		30					30
Issuance/Cancellation of restricted stock units	8,034		(25)					(25)
Purchases of common stock under ESPP	60,297	1	588					589
Stock-based compensation			1,772					1,772
Other comprehensive income, net of tax					8			8
Balance at February 29, 2020	38,434,757	$374	$560,330	$56,749	$(1,264)	(370,000)	$(5,714)	$610,475
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Balance Sheet as of February 28, 2021, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Loss for the three and nine months ended February 28, 2021 and February 29, 2020, the Consolidated Statements of Stockholders’ Equity for the three months ended February 28, 2021 and February 29, 2020 and the Consolidated Statements of Cash Flows for the nine months ended February 28, 2021 and February 29, 2020 have been prepared by the Company and are unaudited. The Consolidated Balance Sheet as of May 31, 2020 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended February 28, 2021 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three and nine months ended February 28, 2021 and February 29, 2020 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, "us", "we" or the “Company”. All intercompany balances and transactions have been eliminated.
2. ACQUISITIONS
C3 Wave Tip Location Acquisition
On December 17, 2019, the Company acquired the C3 Wave tip location asset from Medical Components Inc. ("MedComp") for an aggregate purchase price of $10.0 million with $5.0 million of potential future contingent consideration related to technical milestones. This acquisition filled a gap in the Vascular Access portfolio and supports the Company's strategic plan. The Company accounted for this acquisition as an asset purchase. The Company recorded the amount paid at closing as inventory of $0.6 million and intangible assets of a trademark of $0.9 million and product technology of $8.5 million. The intangible assets will be amortized over 15 years. The contingent consideration is comprised of technical milestones and will be accounted for when the contingency is resolved or becomes probable and reasonably estimable.
Eximo Acquisition
On October 2, 2019, the Company entered into a share purchase agreement to acquire Eximo Medical, Ltd., a pre-commercial stage medical device company with a proprietary 355nm B Laser Atherectomy technology. The aggregate purchase price of $60.7 million included an upfront payment of $45.8 million and contingent consideration with an estimated fair value of $14.9 million. This acquisition expands and complements the Company’s Vascular Interventions and Therapies product portfolio by adding the 355nm B Laser Atherectomy technology which treats Peripheral Artery Disease.
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
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following tables summarize net product revenue by Global Business Unit ("GBU") and geography:

	Three Months Ended Feb 28, 2021			Three Months Ended Feb 29, 2020
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Vascular Interventions & Therapies	$29,529	$3,722	$33,251	$26,788	$3,764	$30,552
Vascular Access	21,009	3,804	24,813	20,018	4,624	$24,642
Oncology	8,116	5,002	13,118	8,083	6,503	$14,586
Total	$58,654	$12,528	$71,182	$54,889	$14,891	$69,780

	Nine Months Ended Feb 28, 2021			Nine Months Ended Feb 29, 2020
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Vascular Interventions & Therapies	$87,198	$9,810	$97,008	$80,065	$10,551	$90,616
Vascular Access	60,392	16,456	76,848	57,865	12,720	$70,585
Oncology	25,856	14,456	40,312	25,451	19,173	$44,624
Total	$173,446	$40,722	$214,168	$163,381	$42,444	$205,825
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
Transaction Price and Allocation to Performance Obligations
Transaction prices of products are typically based on contracted rates. Product revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to a customer, net of any variable consideration as described below.
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
Variable Consideration
Reserves: Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established for discounts, returns, rebates and allowances that are offered within contracts between the Company and its customers. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as a contra asset.
Rebates and Allowances: The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.

The Company establishes reserves for such amounts, which is included in accrued expenses in the accompanying Consolidated Balance Sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes and administrative fees the Company is required to pay to group purchasing organizations.
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the nine months ended February 28, 2021, such product returns were not material.
Contract Balances with Customers
A receivable is generally recognized in the period the Company ships the product. Payment terms on invoiced amounts are based on contractual terms with each customer and generally coincide with revenue recognition. Accordingly, the Company does not have any contract assets associated with the future right to invoice its customers. In some cases, if control of the product has not yet transferred to the customer or the timing of the payments made by the customer precedes the Company’s fulfillment of the performance obligation, the Company recognizes a contract liability that is included in deferred revenue in the accompanying Consolidated Balance Sheets.
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Feb 28, 2021	May 31, 2020
Receivables	$33,171	$31,263
Contract assets	$—	$—
Contract liabilities	$589	$545
During the nine months ended February 28, 2021, the Company had additions to contract liabilities of $1.0 million. This was offset by $1.0 million in revenue that was recognized during the nine months ended February 28, 2021.
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

4. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Feb 28, 2021	May 31, 2020
Raw materials	$21,237	$23,308
Work in process	8,508	8,318
Finished goods	19,261	28,279
Inventories	$49,006	$59,905
The Company periodically reviews for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow-moving inventory. The total inventory reserve at February 28, 2021 and May 31, 2020 was $4.0 million and $4.7 million, respectively.

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
The Company's annual testing for impairment of goodwill was completed as of December 31, 2020. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The Company determines the fair value of the reporting unit based on the market valuation approach and concluded that it was not more-likely-than-not that the fair value of the Company's reporting unit was less than its carrying value.
Even though the Company determined that there was no goodwill impairment as of December 31, 2020, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2021.
There were no adjustments to goodwill for the nine months ended February 28, 2021 other than foreign currency translation adjustments.
Intangible assets consisted of the following:

	Feb 28, 2021
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$254,675	$(99,066)	$155,609
Customer relationships	60,273	(33,142)	27,131
Trademarks	10,150	(6,931)	3,219
Licenses	6,087	(5,830)	257
	$331,185	$(144,969)	$186,216

	May 31, 2020
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$251,569	$(88,547)	$163,022
Customer relationships	60,160	(30,018)	30,142
Trademarks	10,150	(6,691)	3,459
Licenses	6,087	(5,574)	513
	$327,966	$(130,830)	$197,136
Amortization expense for the three months ended February 28, 2021 and February 29, 2020 was $4.3 million and $5.0 million, respectively. Amortization expense for the nine months ended February 28, 2021 and February 29, 2020 was $13.8 million and $13.4 million, respectively.

Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
Remainder of 2021	$4,223
2022	17,013
2023	17,453
2024	15,943
2025	16,951
2026 and thereafter	114,633
$186,216

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Feb 28, 2021	May 31, 2020
Payroll and related expenses	$15,159	$13,059
Royalties	2,052	2,392
Accrued severance	370	794
Sales and franchise taxes	576	634
Outside services	2,291	2,222
Indemnification holdback	4,625	5,000
Other	5,687	5,279
	$30,760	$29,380

7. LONG-TERM DEBT
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
The Credit Agreement has a five year maturity. Interest on the facility is based, at the Company’s option, on either a base rate of LIBOR or alternate base rate, plus an applicable margin tied to the Company’s total leverage ratio and having ranges between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. After default, the interest rate may be increased by 2.0%. The facility also carries a commitment fee of 0.20% to 0.25% per annum on the unused portion.
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
•fixed charge coverage ratio of consolidated EBITDA minus consolidated capital expenditures* to consolidated interest expense* paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.25 to 1.00.

* The definitions of consolidated total indebtedness, consolidated EBITDA, consolidated capital expenditures and consolidated interest expense are specifically defined in the credit agreement included as an exhibit to Form 8-K filed on June 6, 2019.
As of February 28, 2021, there was a $30.0 million outstanding balance on the Revolving Facility. As of February 28, 2021 and May 31, 2020, the carrying value of long-term debt approximated its fair market value.
The interest rate on the Revolving Facility at February 28, 2021 was 1.63%.
The Company was in compliance with the Credit Agreement covenants as of February 28, 2021.

8. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 15.6% as of the third quarter of fiscal year 2021, as compared to 12.9% for the same period in fiscal year 2020. In fiscal year 2021, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of February 28, 2021. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

9. SHARE-BASED COMPENSATION
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. As of February 28, 2021, there was a maximum of 2.4 million shares of common stock available for future grant under the 2020 Plan.
Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.
The Company also has an employee stock purchase plan. As of February 28, 2021, there was a maximum of 4.0 million shares of common stock available for future grant under the employee stock purchase plan.
For the three months ended February 28, 2021 and February 29, 2020, share-based compensation expense was $2.1 million and $1.8 million, respectively. For the nine months ended February 28, 2021 and February 29, 2020, share-based compensation expense was $6.4 million and $6.0 million, respectively
During the nine months ended February 28, 2021 and February 29, 2020, the Company granted stock options and restricted stock units under the 2004 Plan and 2020 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.
During the nine months ended February 28, 2021 and February 29, 2020, the Company granted performance share units under the 2004 Plan to certain employees. The awards may be earned by achieving relative performance levels over the requisite service period. The performance criteria are based on achieving certain performance targets and the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the common stock of a pre-defined industry peer-group.

The fair value of these awards are based on the closing trading value of the Company’s common stock on the date of grant and use a Monte Carlo simulation model.
As of February 28, 2021, there was $14.4 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The Company has sufficient shares to satisfy expected share-based payment arrangements.
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
The following table reconciles basic to diluted weighted-average shares outstanding:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2021	Feb 29, 2020	Feb 28, 2021	Feb 29, 2020
Basic	38,360	37,999	38,281	37,924
Effect of dilutive securities	—	—	—	—
Diluted	38,360	37,999	38,281	37,924

Securities excluded as their inclusion would be anti-dilutive	3,003	2,699	3,033	2,656

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
The table below summarizes net sales by Global Business Unit:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2021	Feb 29, 2020	Feb 28, 2021	Feb 29, 2020
Net sales
Vascular Interventions & Therapies	$33,251	$30,552	$97,008	$90,616
Vascular Access	24,813	24,642	76,848	70,585
Oncology	13,118	14,586	40,312	44,624
Total	$71,182	$69,780	$214,168	$205,825
The table below summarizes net sales by geographic area based on external customer location:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2021	Feb 29, 2020	Feb 28, 2021	Feb 29, 2020
Net sales
United States	$58,654	$54,889	$173,446	$163,381
International	12,528	14,891	40,722	42,444
Total	$71,182	$69,780	$214,168	$205,825

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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:			Fair Value at Feb 28, 2021
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$15,362	$15,362
Total Financial Liabilities	$—	$—	$15,362	$15,362

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2020
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$15,647	$15,647
Total Financial Liabilities	$—	$—	$15,647	$15,647
There were no transfers between Level 1, 2 and 3 for the three and nine months ended February 28, 2021.
The table below presents the changes in fair value components of Level 3 instruments:

Three Months Ended Feb 28, 2021
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, November 30, 2020	$15,178
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration (1)	183
Currency gain from remeasurement	1
Balance, February 28, 2021	$15,362

Nine Months Ended Feb 28, 2021
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2020	$15,647
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration (1)	(290)
Currency gain from remeasurement	5
Balance, February 28, 2021	$15,362

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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of February 28, 2021:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$15,362	Discounted cash flow	Discount rate	5%
			Probability of payment	66% - 100%
			Projected fiscal year of payment	2024 - 2025

At February 28, 2021, the range of estimated potential undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is $20.0 million. The revenue projections milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2021 to 2029 in order for the associated consideration to be paid.

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

The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	Feb 28, 2021	May 31, 2020
Assets
Operating lease ROU asset	Other assets	$9,945	$10,146
Liabilities
Current operating lease liabilities	Other current liabilities	2,363	2,077
Non-current operating lease liabilities	Other long-term liabilities	7,940	8,345
Total lease liabilities		$10,303	$10,422

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

Feb 28, 2021
Weighted average remaining term (in years)	4.35
Weighted average discount rate	3.8%
The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	Feb 28, 2021
Remainder of 2021	$675
2022	2,733
2023	2,784
2024	2,206
2025	1,451
2026 and thereafter	1,318
Total lease payments	$11,167
Less: Imputed Interest	864
Total lease obligations	$10,303
Less: Current portion of lease obligations	2,363
Long-term lease obligations	$7,940
During the three months ended February 28, 2021 and February 29, 2020, the Company recognized $0.8 million and $0.9 million of operating lease expense, respectively, which includes immaterial short-term leases. During the nine months ended February 28, 2021 and February 29, 2020, the Company recognized $2.4 million and $2.5 million of operating lease expense, respectively, which includes immaterial short-term leases. The expenses on the Consolidated Statement of Operations were classified as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2021	Feb 29, 2020	Feb 28, 2021	Feb 29, 2020
Cost of sales	$209	$297	$602	$856
Research and development	197	192	682	388
Sales and marketing	111	100	304	298
General and administrative	277	336	828	927
	$794	$925	$2,416	$2,469

The following table presents supplemental cash flow and other information related to leases for the nine months ended:

(in thousands)	Feb 28, 2021	Feb 29, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,020	$1,767
ROU assets obtained in exchange for lease liabilities
Operating leases	$1,585	$5,595

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
C.R. Bard, Inc. v. AngioDynamics, Inc.
On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 7,785,302, 7,959,615 (“615”) and 7,947,022). The case was stayed pending reexamination in the US Patent and Trademark Office ("USPTO"). Following the reexamination proceedings, and the parties’ related appeals to the Federal Circuit which resulted in further proceedings at the USPTO, certain claims of the 615 patent were held invalid, while the remaining claims of the 615 patent and the other two patents were upheld over the prior art references considered in the reexamination proceedings. Thereafter, on November 16, 2020, the court granted the Company’s motion to transfer the case from the District of Utah to the United States District Court for the District of Delaware (“District of Delaware”). The parties filed a proposed scheduling order on March 12, 2021. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
On March 10, 2015, Bard and Bard Peripheral Vascular filed suit in the District of Delaware claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 8,475,417, 8,545,460, 8,805,478). The case proceeded through trial which began on March 4, 2019. On day four of the jury trial, at the close of Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law as well as its motions for summary judgment on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed. On May 10, 2019, the Company filed a motion for attorney fees and non-taxable expenses under 35 USC Sec. 285, which remains stayed in the case. Bard appealed the judgment to the Federal Circuit and on November 10, 2020, the Federal Circuit reversed the judgment in part with respect to Section 101, and vacated and remanded the trial court’s invalidity and non-infringement judgments. The Company filed a combined Petition for rehearing and rehearing en banc on December 10, 2020, which was denied on January 15, 2021. The Federal Circuit issued its mandate on January 22, 2021. On March 15, 2021, the District of Delaware entered an order requiring the parties to submit status reports and denied as moot the Company’s motion for attorney’s fees and expenses. The matter remains pending. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
On March 8, 2021, Bard filed suit in the District of Delaware asserting certain of the Company’s port products (including certain related infusion sets) infringe U.S. Patent Nos. 8,025,639, 9,603,992 and 9,603,993. The Company has not yet answered, and the matter remains pending. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
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

15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET
Acquisition, Restructuring and Other Items
Acquisition, restructuring and other items, net, consisted of:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2021	Feb 29, 2020	Feb 28, 2021	Feb 29, 2020
Legal (1)	$967	$637	$2,947	$1,989
Mergers and acquisitions (2)	—	154	1	782
Transition service agreement (3)	(323)	(386)	(1,032)	(1,720)
Divestiture (4)	8	781	393	2,241
Restructuring	—	—	—	26
Other	(42)	379	748	1,168
Total	$610	$1,565	$3,057	$4,486
(1) Legal expenses related to litigation that is outside the normal course of business.
(2) Mergers and acquisitions expenses related to investment banking, legal and due diligence.
(3) Transition services agreement that was entered into as a result of the sale of the Fluid Management business.
(4) Divestiture expenses incurred to transition manufacturing from Glens Falls, NY to Queensbury, NY.

Included in the $2.0 million in legal for the nine months ended February 29, 2020 is a $0.4 million settlement received for the Biolitec bankruptcy litigation. The settlement received partially offsets legal expenses paid related to the settlement proceedings.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in each component of accumulated other comprehensive income, net of tax, are as follows:

Three Months Ended Feb 28, 2021
(in thousands)	Foreign currency translation income
Balance at November 30, 2020	$1,934
Other comprehensive income before reclassifications, net of tax	12
Amounts reclassified from accumulated other comprehensive loss	—
Net other comprehensive income	$12
Balance at February 28, 2021	$1,946

Nine Months Ended Feb 28, 2021
(in thousands)	Foreign currency translation income
Balance at May 31, 2020	$(1,341)
Other comprehensive income before reclassifications, net of tax	3,287
Amounts reclassified from accumulated other comprehensive loss	—
Net other comprehensive income	$3,287
Balance at February 28, 2021	$1,946

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q. The following discussion should be read in conjunction with the Company's 2020 Annual Report on Form 10-K, and the consolidated financial statements and notes thereto included elsewhere in the Form 10-Q.
Forward-Looking Statements
This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include words such as “expects,” “reaffirms,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” "projects," or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ materially from our expectations, expressed or implied. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, our ability to integrate purchased businesses and other factors including natural disasters and pandemics (such as the scope, scale and duration of the impact of the novel coronavirus, COVID-19). Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the Securities and Exchange Commission (the "SEC").
Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this quarterly report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, investors are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date stated, or if no date is stated, as of the date of this report. AngioDynamics disclaims any obligation to update the forward-looking statements.
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
Our sales and profitability growth also depends, in part, on the introduction of new and innovative products, together with ongoing enhancements to our existing products. Expansions of our product offerings are created through internal and external product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in research and development activities and selective business development opportunities to provide growth opportunities.
We sell our products in the United States primarily through a direct sales force, and outside the U.S. through a combination of direct sales and distributor relationships. We expect our businesses to grow in both sales and profitability by expanding geographically, penetrating new markets, introducing new products and increasing our presence internationally.
The COVID-19 global pandemic may pose significant risks to our business. It remains too early to quantify the impact this situation will have on fiscal year 2021 or beyond, but the public health actions being undertaken to reduce spread of the virus, and continued spikes in cases experienced in various regions in which we conduct business are causing and may continue to cause significant disruptions with respect to consumer demand, hospital operating procedures and workflow, our ability to continue to manufacture products and the reliability of our supply chain. Accordingly, management is evaluating the Company’s liquidity position, communicating with and monitoring the actions of our customers and suppliers, and reviewing our near-term financial performance as we manage the Company through the uncertainty related to the novel coronavirus.
In the third quarter of fiscal year 2021, a benefit of $1.9 million was recorded as a result of the employee retention credit that the Company filed for under the provisions of the CARES Act.
In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three and nine months ended February 28, 2021 compared to the three and nine months ended February 29, 2020 are as follows:

Three months ended February 28, 2021:

•Revenue increased by 2.0% to $71.2 million.
•Gross margin decreased 370 bps to 54.1%.
•Operating loss decreased by $2.5 million to $3.7 million.
•Loss per share decreased by $0.06 to a loss of $0.09.

Nine months ended February 28, 2021:

•Revenue increased by 4.1% to $214.2 million.
•Gross margin decreased 490 bps to 53.4%.
•Operating loss increased by $3.2 million to $13.7 million.
•Loss per share increased by $0.06 to a loss of $0.32.
•Cash provided by operations increased by $30.3 million to $11.9 million.
The ongoing recovery from the COVID-19 pandemic has had a varying impact on each of our three businesses. Our Vascular Interventions & Therapies and Vascular Access businesses performed the strongest of the businesses during the quarter. The number of procedures improved from the COVID-19 lows in the second half of last fiscal year, but remain below pre-COVID-19 levels. Our Oncology business continued to face pressure from reductions in procedure volumes due to challenges resulting from the COVID-19 pandemic and the resulting challenging capital spending environment. We continued supporting and progressing our key growth initiatives (AngioVac, Auryon and NanoKnife), managing operating expenses and managing our cash and balance sheet.
New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 17 to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Results of Operations for the Three Months Ended February 28, 2021 and February 29, 2020
For the three months ended February 28, 2021, the Company reported a net loss of $3.5 million, or a loss of $0.09 per diluted share, on net sales of $71.2 million, compared with a net loss of $5.7 million, or a loss of $0.15 per diluted share, on net sales of $69.8 million during the same quarter of the prior year.
Net Sales

Net sales - Net sales are derived from the sale of products and related freight charges, less discounts, rebates and returns.

	Three Months Ended
(in thousands)	Feb 28, 2021	Feb 29, 2020	% Change
Net Sales by Global Business Unit
Vascular Interventions & Therapies	$33,251	$30,552	8.8%
Vascular Access	24,813	24,642	0.7%
Oncology	13,118	14,586	(10.1)%
Total	$71,182	$69,780	2.0%

Net Sales by Geography
United States	$58,654	$54,889	6.9%
International	12,528	14,891	(15.9)%
Total	$71,182	$69,780	2.0%
For the three months ended February 28, 2021, net sales increased $1.4 million to $71.2 million compared to the same period in the prior year.
Vascular Interventions & Therapies

•Total Vascular Interventions & Therapies net sales increased $2.7 million, or 8.8%. Auryon, which was acquired as part of the Eximo acquisition in the second quarter of fiscal year 2020, contributed $3.3 million in sales. Additionally, the AngioVac business grew $1.3 million as the Company continued to see increased case volumes in AngioVac, which increased 38% from the prior year. These increases were partially offset by lower volume in Venous products due to fewer elective procedures during the COVID-19 pandemic and decreased volume in the Core business.
•U.S. Vascular Interventions & Therapies net sales increased $2.7 million due to increased case volume in AngioVac and $3.3 million in sales of Auryon, which were the primary contributors to the 10.2% growth in sales in the U.S. These increases were partially offset by decreased sales volume in Venous and the Core business.
•International Vascular Interventions & Therapies sales remained consistent with the prior year.

Vascular Access

•Total Vascular Access net sales increased $0.2 million due to increased sales in Midlines. BioFlo product lines comprise 50% of overall Vascular Access sales compared to 51% a year ago.
•U.S. Vascular Access net sales increased $1.0 million as a result of increased sales of Midlines, PICCs and dialysis.
•International Vascular Access net sales decreased by $0.8 million.

Oncology

•Total Oncology net sales decreased $1.5 million year over year primarily due to a large NanoKnife distributor order in the Asia Pacific region ("APAC") in the prior year.
•While U.S. Oncology net sales increased across the majority of product lines, this was offset by Balloon product sales which decreased $0.3 million due to lower volumes.

The Company has discussed the ongoing transformation from a company with a broad portfolio of largely undifferentiated products to a more focused medical technology company that delivers unique and innovative health care solutions. The Company believes that this transformation will enable the Company to shift the portfolio from the mature, lower-growth markets where we have competed in the past by investing in technology and products that provide access to larger and faster growing markets. As such, the growth in the near to mid-term will be driven by our high technology platforms including AngioVac, Auryon and NanoKnife.

Gross Profit, Operating expenses, and Other income (expense)

	Three Months Ended
(in thousands)	Feb 28, 2021	Feb 29, 2020	% Change
Gross profit	$38,530	$40,299	(4.4)%
Gross profit % of sales	54.1%	57.8%
Research and development	$8,565	$8,395	2.0%
% of sales	12.0%	12.0%
Selling and marketing	$19,607	$20,934	(6.3)%
% of sales	27.5%	30.0%
General and administrative	$9,011	$10,203	(11.7)%
% of sales	12.7%	14.6%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit decreased by $1.8 million compared to the prior year. The change is primarily attributable to the following:

•Sales volume positively impacted gross profit by $0.8 million year over year.
•Net productivity negatively impacted gross profit by $2.9 million primarily as a result of under absorption of $1.5 million and increased start-up costs of $1.4 million related to the Auryon launch. The under absorption in manufacturing operations was due to the Company maintaining staffing levels during the COVID-19 global pandemic to mitigate risk, along with a focus on working capital management through inventory reduction.
•Mix negatively impacted gross margin by $0.4 million as a result of decreased NanoKnife capital sales. This was partially offset by increased AngioVac sales.
•A benefit of $0.7 million was recorded as a result of the employee retention credit that the Company filed for under the provisions of the CARES Act in the third quarter of the current year.

Research and development expense - Research and development (“R&D”) expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense increased $0.2 million compared to the prior year. The change is primarily attributable to the following:

•R&D expenses related to the AngioVac platform expansion, the NanoKnife DIRECT© study and the Pathfinder study increased $1.2 million. This was partially offset by decreased expenses of $0.2 million related to Auryon.
•Outside consultant expense and other expenses decreased $0.3 million along with decreased travel expenses of $0.2 million.
•A benefit of $0.3 million was recorded as a result of the employee retention credit that the Company filed for under the provisions of the CARES Act in the third quarter of the current year.

Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense decreased $1.3 million compared to the prior year. The change is primarily attributable to the following:

•Travel expenses decreased $1.2 million due to less travel as a result of the COVID-19 pandemic. In addition, tradeshow and other expenses decreased $1.1 million primarily due to the cancellation of events.
•Expenses related to the build-out of the Auryon sales and marketing teams to prepare for full product launch of $2.0 million.
•A benefit of $0.9 million was recorded as a result of the employee retention credit that the Company filed for under the provisions of the CARES Act in the third quarter of the current year.

General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense decreased $1.2 million compared to the prior year. The change is primarily attributable to the following:

•Legal expenses decreased $1.5 million

	Three Months Ended
(in thousands)	Feb 28, 2021	Feb 29, 2020	$ Change
Amortization of intangibles	$4,292	$5,019	$(727)
Change in fair value of contingent consideration	$183	$419	$(236)
Acquisition, restructuring and other items, net	$610	$1,565	$(955)
Other income (expense), net	$(389)	$(297)	$(92)

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•Amortization expense decreased $0.7 million from the prior year due to assets that became fully amortized in fiscal year 2021.

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

Acquisition, restructuring and other items, net, decreased by $1.0 million compared to the prior year. The decrease is primarily attributable to the following:

•Legal expense, related to litigation that is outside of the normal course of business, of $1.0 million was recorded in the third quarter of fiscal year 2021 compared to $0.6 million in the prior year.
•There was no M&A expense incurred in the third quarter of fiscal year 2021 compared to $0.2 million in the prior year.
•In the third quarter of fiscal year 2020, the Company incurred $0.8 million of expense to move manufacturing facilities as a result of the sale of the Fluid Management business.
•As part of the sale of the Fluid Management business, the Company entered into a transition services agreement with Medline Industries, Inc. ("Medline") for certain legal, human resource, tax, accounting and information technology services from the Company for a period not to exceed 24 months. As a result of the transition services agreement, the Company invoiced Medline $0.3 million in the third quarter of fiscal year 2021 compared to $0.4 million in the prior year.
•Other expenses of $0.4 million in the third quarter of fiscal year 2020 consisted of severance associated with organizational changes.

Other income (expense), net - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•The increase in other expense from the prior year of $0.1 million is primarily due to increased interest expense of $0.1 million for the $30.0 million outstanding on the Revolving Facility at the end of the third quarter of fiscal year 2021 compared to $15.0 million outstanding in the prior year.

Income Tax Benefit

	Three Months Ended
(in thousands)	Feb 28, 2021	Feb 29, 2020
Income tax benefit	$(0.6)	$(0.8)
Effective tax rate including discrete items	14.1%	12.6%

Our effective tax rate including discrete items for the three-month periods ended February 28, 2021 and February 29, 2020 was 14.1% and 12.6%, respectively. In fiscal year 2021, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
The estimated annual effective tax rate, however, prior to discrete items was 15.6% in the third quarter of fiscal year 2021, as compared to 12.9% for the same period in fiscal year 2020.
Results of Operations for the Nine Months Ended February 28, 2021 and February 29, 2020
For the nine months ended February 28, 2021, the Company reported a net loss of $12.1 million, or a loss of $0.32 per diluted share, on net sales of $214.2 million, compared with a net loss of $9.7 million, or a loss of $0.26 per diluted share, on net sales of $205.8 million during the prior year.
Net Sales

Net sales - Net sales are derived from the sale of products and related freight charges, less discounts, rebates and returns.

	Nine Months Ended
(in thousands)	Feb 28, 2021	Feb 29, 2020	% Change
Net Sales by Global Business Unit
Vascular Interventions & Therapies	$97,008	$90,616	7.1%
Vascular Access	76,848	70,585	8.9%
Oncology	40,312	44,624	(9.7)%
Total	$214,168	$205,825	4.1%

Net Sales by Geography
United States	$173,446	$163,381	6.2%
International	40,722	42,444	(4.1)%
Total	$214,168	$205,825	4.1%
For the nine months ended February 28, 2021, net sales increased $8.3 million to $214.2 million compared to the same period in the prior year.
Vascular Interventions & Therapies

•Total Vascular Interventions & Therapies net sales increased $6.4 million, or 7.1%. Auryon, which was acquired as part of the Eximo acquisition in the second quarter of fiscal year 2020, contributed $6.5 million in sales. Additionally, the AngioVac business grew $4.3 million as the Company continued to experience increases in case volumes in AngioVac, which increased 30% from the prior year. These increases were partially offset by lower volume in Venous products due to fewer elective procedures during the COVID-19 pandemic.
•U.S. Vascular Interventions & Therapies net sales increased $7.1 million due to increased case volume in AngioVac, increased Core Peripheral product sales and $6.5 million in sales of Auryon. These increases were partially offset by decreased sales volume in Venous.
•International Vascular Interventions & Therapies net sales decreased $0.7 million.

Vascular Access

•Total Vascular Access net sales increased $6.3 million due to increased sales of PICCs, Midlines and Dialysis of $3.4 million, $3.1 million and $0.3 million, respectively. These increases are partially the result of a large order in the United Kingdom related to the COVID-19 pandemic for $5.2 million in the first quarter of fiscal year 2021 along with the distribution agreement with MedComp. These increases were offset by decreased sales in Ports, which declined by 1%. BioFlo product lines comprise 53% of overall Vascular Access sales compared to 51% in the prior year.
•U.S. Vascular Access net sales increased $2.5 million primarily due to increased PICCs, Midlines and Dialysis sales of $1.1 million, $1.1 million and $0.4 million, respectively.
•International Vascular Access net sales increased by $3.8 million primarily as a result of a large order in the United Kingdom related to the COVID-19 pandemic for $5.2 million. This was partially offset by decreased PICC sales in Latin America of $1.3 million.

Oncology

•Total Oncology net sales decreased $4.3 million year over year. Of this decrease, $2.1 million is due to a large NanoKnife distributor order in APAC in the prior year. There was also decreased capital and disposable sales internationally of $2.5 million due to reduced case volumes as a result of the COVID-19 pandemic.
•U.S. Oncology net sales increased by $0.4 million primarily due to increased NanoKnife disposable sales of $0.9 million, BioSentry sales of $1.0 million and Microwave disposable sales of $0.7 million. This was partially offset by decreased NanoKnife capital sales of $0.5 million and Balloon product sales of $1.2 million.

Gross Profit, Operating expenses, and Other income (expense)

	Nine Months Ended
(in thousands)	Feb 28, 2021	Feb 29, 2020	% Change
Gross profit	$114,468	$120,060	(4.7)%
Gross profit % of sales	53.4%	58.3%
Research and development	$27,286	$22,450	21.5%
% of sales	12.7%	10.9%
Selling and marketing	$57,486	$60,427	(4.9)%
% of sales	26.8%	29.4%
General and administrative	$26,787	$29,651	(9.7)%
% of sales	12.5%	14.4%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit decreased by $5.6 million compared to the prior year. The change is primarily attributable to the following:

•Sales volume positively impacted gross profit by $5.4 million year over year.
•Net productivity negatively impacted gross profit by $8.9 million primarily as a result of under absorption of $6.1 million and start-up costs of $2.8 million related to the Auryon launch. The under absorption in manufacturing operations was due to the Company maintaining staffing levels during the COVID-19 global pandemic to mitigate risk, along with a focus on working capital management through inventory reduction.
•Mix negatively impacted gross margin by $1.1 million as a result of the large order in the United Kingdom for lower gross margin products and decreased NanoKnife capital sales. This was partially offset by increased AngioVac sales.
•A reserve for recalled products of $0.5 million and amortization of prior year capitalized variances of $0.4 million negatively impacted gross margin.
•A benefit of $0.7 million was recorded as a result of the employee retention credit that the Company filed for under the provisions of the CARES Act in the third quarter of the current year.

Research and development expense - R&D expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense increased $4.8 million compared to the prior year. The change is primarily attributable to the following:

•R&D expenses related to the AngioVac platform expansion, the NanoKnife DIRECT© study and the Pathfinder study increased $4.6 million along with $1.7 million of expenses related to Auryon.
•Outside consultant expense and other expenses decreased $0.7 million along with decreased travel expenses of $0.4 million.
•A benefit of $0.3 million was recorded as a result of the employee retention credit that the Company filed for under the provisions of the CARES Act in the third quarter of the current year.

Sales and marketing expense - S&M expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense decreased $2.9 million compared to the prior year. The change is primarily attributable to the following:

•Travel expenses decreased $4.0 million due to less travel as a result of the COVID-19 pandemic. In addition, tradeshow and other expenses decreased $4.3 million primarily due to the cancellation of events.
•Compensation and benefits decrease of $0.7 million due to open roles.
•Expenses related to the build-out of the Auryon sales and marketing teams to prepare for full product launch of $6.8 million.
•A benefit of $0.9 million was recorded as a result of the employee retention credit that the Company filed for under the provisions of the CARES Act in the third quarter of the current year.

General and administrative expense - G&A expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense decreased $2.9 million compared to the prior year. The change is primarily attributable to the following:

•Legal expenses decreased $2.7 million.
•Travel expenses decreased $0.4 million due to less travel as a result of the COVID-19 pandemic.

	Nine Months Ended
(in thousands)	Feb 28, 2021	Feb 29, 2020	$ Change
Amortization of intangibles	$13,838	$13,417	$421
Change in fair value of contingent consideration	$(290)	$116	$(406)
Acquisition, restructuring and other items, net	$3,057	$4,486	$(1,429)
Other expense, net	$(417)	$(739)	$322

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•Amortization expense increased $0.4 million compared to the prior year as a result of the Eximo Medical and C3 Wave tip location acquisitions, which increased intangible assets by $60.3 million and $9.4 million, respectively. These additions resulted in additional amortization expense of $1.8 million. These additions were partially offset by assets that became fully amortized during fiscal year 2021.

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

Acquisition, restructuring and other items, net decreased by $1.4 million compared to the prior year. The decrease is primarily attributable to the following:

•Legal expense, related to litigation that is outside of the normal course of business, of $2.9 million was recorded in fiscal year 2021 compared to $2.0 million in the prior year.
•There was no M&A expense incurred in fiscal year 2021 compared to $0.8 million in the prior year.
•In fiscal year 2021, the Company incurred $0.4 million of expense to move manufacturing facilities as a result of the sale of the Fluid Management business compared to $2.2 million in the prior year.
•As part of the sale of the Fluid Management business, the Company entered into a transition services agreement with Medline for certain legal, human resource, tax, accounting and information technology services from the Company for a period not to exceed 24 months. As a result of the transition services agreement, the Company invoiced Medline $1.0 million in fiscal year 2021 compared to $1.7 million in the prior year.
•Other expenses of $0.7 million consists of severance associated with organizational changes, compared to $1.2 million in the prior year.

Other expense, net - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•The decrease in other expense from the prior year of $0.3 million is primarily due to foreign currency unrealized gains of $0.5 million and the prior year write-off of deferred financing fees associated with the old Credit Facility of $0.6 million. This was partially offset by increased interest expense of $0.3 million for the $30.0 million outstanding on the Revolving Facility at the end of the third quarter of fiscal year 2021 compared to $15.0 million outstanding in the prior year. In addition, interest income decreased by $0.3 million.

Income Tax Benefit

	Nine Months Ended
(in thousands)	Feb 28, 2021	Feb 29, 2020
Income tax benefit	$(2.0)	$(1.5)
Effective tax rate including discrete items	14.4%	13.4%

Our effective tax rate including discrete items for the nine-month periods ended February 28, 2021 and February 29, 2020 was 14.4% and 13.4%, respectively. In fiscal year 2021, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
The estimated annual effective tax rate, however, prior to discrete items was 15.6% in the third quarter of fiscal year 2021, as compared to 12.9% for the same period in fiscal year 2020.
Liquidity and Capital Resources
We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic. We believe that our current cash on hand and availability under our Revolving Facility provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. We are closely monitoring receivables and payables.
Our cash and cash equivalents totaled $54.5 million as of February 28, 2021, compared with $54.4 million as of May 31, 2020. As of February 28, 2021 and May 31, 2020, total debt outstanding related to the Revolving Facility was $30.0 million and $40.0 million, respectively. The fair value of contingent consideration liability as of February 28, 2021 and May 31, 2020, was $15.4 million and $15.6 million, respectively.
The table below summarizes our cash flows:

	Nine Months Ended
(in thousands)	Feb 28, 2021	Feb 29, 2020
Cash provided by (used in):
Operating activities	$11,894	$(18,434)
Investing activities	(4,567)	(61,866)
Financing activities	(7,541)	(120,189)
Effect of exchange rate changes on cash and cash equivalents	248	8
Net change in cash and cash equivalents	$34	$(200,481)
Cash flows consisted of the following:
Cash provided by (used in) operating activities
Nine months ended February 28, 2021 and February 29, 2020:
•Net loss of $12.1 million and $9.7 million, respectively, plus the non-cash items, primarily driven by depreciation and amortization and share based compensation, along with the changes in working capital below, contributed to cash provided by operations of $11.9 million for fiscal year 2021 and cash used in operations in the prior year of $18.4 million.
•In fiscal year 2021, working capital was favorably impacted by decreased inventory on hand of $11.1 million. This was partially offset by increased accounts receivable of $1.8 million and decreased accounts payable and accrued liabilities of $1.7 million.
•In fiscal year 2020, working capital was negatively impacted by increased inventory on hand of $14.0 million and decreased accounts payable and accrued liabilities of $18.0 million. Accounts receivable had a favorable impact on working capital as a result of the sale of the Fluid Management business.
Cash used in investing activities
Nine months ended February 28, 2021 and February 29, 2020:
•$4.6 million of cash was used for fixed asset additions versus $5.8 million in the prior year.
•$45.8 million of cash was used to acquire Eximo Medical Ltd. in the second quarter of fiscal year 2020 and $10.0 million of cash was used to acquire the C3 wave tip location asset in the third quarter of fiscal year 2020.
Cash used in financing activities
Nine months ended February 28, 2021 and February 29, 2020:
•$10.0 million payment on the Revolving Facility in the third quarter of fiscal year 2021.
•$132.5 million repayment of long-term debt in conjunction with the new Credit Agreement that was entered into at the beginning of the first quarter of fiscal year 2020.
•$15.0 million draw on the revolver in fiscal year 2020 for the acquisition of the C3 Wave tip location asset.
•$2.5 million of proceeds from stock option and ESPP activity versus $0.7 million in outlays in the prior year.
•$1.2 million payment on earn-out liabilities in the prior year.
On June 3, 2019 and in connection with the completion of the Fluid Management divestiture, the Company repaid all amounts outstanding under its existing Credit Agreement and entered into a new Credit Agreement. The Credit Agreement provides for a $125.0 million secured Revolving Facility, which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $75.0 million.  The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00. The other financial covenant requires us to maintain a total leverage ratio of not greater than 3.00 to 1.00. The total leverage ratio is based upon our trailing twelve months total adjusted EBITDA (as defined in the Credit Agreement). The amount that we can borrow under our Credit Agreement is directly based on our leverage ratio. The interest rate on the Revolving Facility at February 28, 2021 was 1.63%.
On December 17, 2019, the Company made a $15.0 million draw on the Revolving Facility as part of the acquisition of the C3 Wave tip location asset from Medical Components Inc. that is described Note 2 to the financial statements. In the fourth quarter of fiscal year 2020, the Company made an additional $25.0 million draw on the Revolving Facility. In December 2020, a payment of $10.0 million was made on the Revolving Facility and in March 2021 another $10.0 million payment was made on the Revolving Facility. We believe that our current cash balance, together with cash generated from operations and access to our Revolving Facility, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make acquisitions of other businesses or technologies in the future for cash, we may require external financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our credit facility and investments that could impact our results of operations and financial position.
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. For the nine months ended February 28, 2021, approximately 7% of our sales were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.
Interest Rate Risk
On June 3, 2019, we entered into the Credit Agreement which provides for a $125 million Revolving Facility. Interest on the facility will be based, at the Company’s option, on either a base rate of LIBOR or alternate base rate, plus an applicable margin tied to the Company’s total leverage ratio and having ranges between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. In the event of default, the interest rate may be increased by 2.0%. As of February 28, 2021 there was $30.0 million outstanding on the Revolving Facility. The interest rate on the Revolving Facility at February 28, 2021 was 1.63%.
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
Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers that purchase products from the Company. No single customer represents more than 10% of total sales. The Company monitors the creditworthiness of its customers. As the Company’s standard payment terms are 30 to 90 days from invoicing, the Company does not provide any significant financing to its customers. Although the Company does not currently foresee a significant credit risk associated with the outstanding accounts receivable, repayment is dependent upon the financial stability of our customers.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended February 28, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
C.R. Bard, Inc. v. AngioDynamics, Inc.
On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 7,785,302, 7,959,615 (“615”) and 7,947,022). The case was stayed pending reexamination in the US Patent and Trademark Office ("USPTO"). Following the reexamination proceedings, and the parties’ related appeals to the Federal Circuit which resulted in further proceedings at the USPTO, certain claims of the 615 patent were held invalid, while the remaining claims of the 615 patent and the other two patents were upheld over the prior art references considered in the reexamination proceedings. Thereafter, on November 16, 2020, the court granted the Company’s motion to transfer the case from the District of Utah to the United States District Court for the District of Delaware (“District of Delaware”). The parties filed a proposed scheduling order on March 12, 2021. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
On March 10, 2015, Bard and Bard Peripheral Vascular filed suit in the District of Delaware claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 8,475,417, 8,545,460, 8,805,478). The case proceeded through trial which began on March 4, 2019. On day four of the jury trial, at the close of Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law as well as its motions for summary judgment on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed. On May 10, 2019, the Company filed a motion for attorney fees and non-taxable expenses under 35 USC Sec. 285, which remains stayed in the case. Bard appealed the judgment to the Federal Circuit and on November 10, 2020, the Federal Circuit reversed the judgment in part with respect to Section 101, and vacated and remanded the trial court’s invalidity and non-infringement judgments. The Company filed a combined Petition for rehearing and rehearing en banc on December 10, 2020, which was denied on January 15, 2021. The Federal Circuit issued its mandate on January 22, 2021. On March 15, 2021, the District of Delaware entered an order requiring the parties to submit status reports and denied as moot the Company’s motion for attorney’s fees and expenses. The matter remains pending. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
On March 8, 2021, Bard filed suit in the District of Delaware asserting certain of the Company’s port products (including certain related infusion sets) infringe U.S. Patent Nos. 8,025,639, 9,603,992 and 9,603,993. The Company has not yet answered, and the matter remains pending. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended February 28, 2021:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (2)
December 1, 2020 - December 31, 2020	733	$14.50	—	$—
January 1, 2021 - January 31, 2021	—	$—	—	$—
February 1, 2021 - February 28, 2021	1,508	$20.42	—	$—
Total	2,241	$18.48	—	—
(1)These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares/units from equity-based awards.
(2)These amounts are not applicable as the Company currently does not have a share repurchase program in effect.
Item 3. Defaults on Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6

	EXHIBIT INDEX	Incorporated by Reference
No.	Description	Form	Exhibit	Filing Date

10.19	Amended and Restated Change in Control Agreement, by and between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.1	February 3, 2021

10.20	Form of Amended and Restated Change in Control Agreement with AngioDynamics, Inc.	8-K	10.2	February 3, 2021

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	March 31, 2021	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	March 31, 2021	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)