Form 10-K
period 2021-05-31
ANGIODYNAMICS INC
filed 2021-07-27
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2021

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

As of November 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $496,277,118 computed by reference to the last sale price of the common stock on that date as reported by The NASDAQ Global Select Market.

As of July 26, 2021 there were 38,444,076 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year ended May 31, 2021.

AngioDynamics, Inc. and Subsidiaries

Part I
Unless otherwise indicated in this report, "AngioDynamics," the "Company," "we," "our" or "us" refers to AngioDynamics, Inc and our consolidated subsidiaries.
Disclosure Regarding Forward-Looking Statements
This annual report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include words such as “expects,” “reaffirms,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “projects,” or variations of such words and similar expressions, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ materially from our expectations, expressed or implied. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, our ability to integrate purchased businesses and other factors including natural disasters and pandemics (such as the scope, scale and duration of the impact of COVID-19). Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the Securities and Exchange Commission (the "SEC").
Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this quarterly report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, investors are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date stated, or if no date is stated, as of the date of this report. AngioDynamics disclaims any obligation to update the forward-looking statements.
Disclosure Regarding Trademarks
This report includes trademarks, tradenames and service marks that are our property or the property of other third parties. Solely for convenience, such trademarks and tradenames sometimes appear without any “™” or “®” symbol. However, failure to include such symbols is not intended to suggest, in any way, that we will not assert our rights or the rights of any applicable licensor, to these trademarks and tradenames. For a complete listing of all our trademarks, tradenames and service marks please visit www.angiodynamics.com/IP.
Item 1. Business.
OVERVIEW
AngioDynamics, Inc. designs, manufactures and sells a wide range of medical, surgical and diagnostic devices used by professional healthcare providers for the treatment of peripheral vascular disease, vascular access and for use in oncology and surgical settings. Our devices are generally used in minimally invasive, image-guided procedures.
HISTORY
AngioDynamics was founded in Queensbury, N.Y., U.S., in 1988 and began manufacturing and shipping product in the early 1990s. The Company is headquartered in Latham, N.Y., with manufacturing primarily out of the Queensbury facility. Initially dedicated to the research and development of products used in interventional radiology, the Company soon became well established as a producer of diagnostic catheters for non-coronary angiography and thrombolytic delivery systems.
The Company grew over the following years as a result of acquisitions of companies including RITA Medical Systems in January 2007, Oncobionic in May 2008, Vortex Medical, Inc. in October 2012, Clinical Devices in August 2013, the assets of Diomed in June 2008 and the assets of Microsulis Medical Limited in January 2013. These acquisitions added product lines including ablation and NanoKnife systems, vascular access products, angiographic products and accessories, dialysis products, drainage products, thrombolytic products, embolization products and venous products. In May 2012, the Company acquired Navilyst Medical's Fluid Management business, which the Company sold in May 2019 to Medline Industries, Inc. pursuant to an asset purchase agreement.

In August 2018, the Company acquired the BioSentry product line from Surgical Specialties, LLC. In September 2018, the Company acquired RadiaDyne, which included endorectal and vaginal balloons. On October 2, 2019, the Company acquired Eximo Medical, Ltd., a pre-commercial stage medical device company and its proprietary 355nm laser atherectomy technology (now called Auryon), which treats Peripheral Artery Disease. On December 17, 2019, the Company acquired the C3 Wave tip location asset from Medical Components Inc.
AngioDynamics is publicly traded on the NASDAQ stock exchange under the symbol ANGO.
PRODUCTS
Our product offerings fall within three Global Business Units (GBUs): Endovascular Therapies (formerly, Vascular Interventions and Therapies ("VIT")), Oncology/Surgery ("OS") and Vascular Access ("VA"). All products discussed below have been cleared for sale in the United States by the Food and Drug Administration. International regulatory clearances vary by product and jurisdiction.
Endovascular Therapies Products
AngioDynamics’ Endovascular Therapies product offerings support the medical areas of Thrombus Management, Atherectomy, Peripheral Products (Core) and Venous Insufficiency.
Thrombus Management
Our Thrombus Management portfolio includes the proprietary AngioVac venous drainage cannula and circuit, as well as catheter directed thrombolytic devices, including the Uni-Fuse system, the Uni-Fuse+ system, the Pulse Spray system and SpeedLyser infusion catheters. AngioDynamics offers a range of options when treating thrombus and removing fresh, soft thrombi or emboli.
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
The AngioVac venous drainage cannula is a 22 French flat coil-reinforced cannula designed with a proprietary self-expanding nitinol reinforced funnel shaped distal tip. The funnel shaped tip enhances venous drainage flow when the distal tip is exposed by retracting the sheath, helps prevent clogging of the cannula with commonly encountered undesirable intravascular material, and facilitates embolic removal of such extraneous material.
Auryon
The Auryon Atherectomy System is one of our latest advancement in peripheral arterial disease. The Auryon system is designed to deliver an optimized wavelength, pulse width, and amplitude to remove lesions while preserving vessel wall endothelium. Additionally, the Auryon system includes aspiration which enhances the safety of the procedure. Regardless of lesion type, the Auryon system provides exceptional safety and efficacy. The Auryon system is indicated for use in the treatment, including atherectomy, of infrainguinal stenoses and occlusions, including in-stent restenosis (ISR).

Thrombolytic Catheters
Thrombolytic catheters are used to deliver thrombolytic agents, which are drugs that dissolve blood clots in hemodialysis access grafts, arteries, veins and surgical bypass grafts. AngioDynamics’ Uni-Fuse infusion catheter features pressure response outlets, a proprietary, time-tested slit technology that provides a consistent, even distribution of fluid volume along the entire length of the infusion pattern, resulting in a 12-fold advantage over standard side-hole catheters.
We also offer the Pulse-Spray infusion system for high pressure, pulsed delivery of lytic agents to shorten treatment time, and the SpeedLyser infusion system built for dialysis grafts and fistulas.¹
Peripheral Products (Core)
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
•Accu-Vu sizing catheters feature radiopaque marker bands at the distal (farthest away) portion of the catheter to provide a highly accurate measurement of the patient’s anatomy. This enables precise measurement for interventional devices such as stents.
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
AngioDynamics guidewires include Nit-Vu (featuring a kink-resistant NiTi alloy core facilitating smooth navigation through tortuous vasculature and accurate wire control) and PTFE (Polytetrafluoroethylene) Coated diagnostic guidewires (fixed core and movable core).
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

Venous Insufficiency
VenaCure EVLT laser system
Our VenaCure EVLT system products are used in endovascular laser procedures to treat superficial venous disease (varicose veins). Superficial venous disease is a malfunction of one or more valves in the leg veins whereby blood refluxes or does not return to the heart, thereby pooling in the legs and leading to symptoms such as pain, swelling and ulcerations. The VenaCure EVLT system uses laser energy to stop the reflux by ablating (collapsing and destroying) the affected vein. Blood is then re-routed to other healthy veins.
The procedure is minimally invasive and generally takes less than an hour, typically allowing the patient to quickly return to normal activities.
The VenaCure EVLT system is sold as a system that includes diode laser hardware and procedure kits which include disposable laser fiber components, an access sheath, access wires and needles. Our VenaCure EVLT 1470 nanometer wavelength laser allows physicians to more efficiently heat the vein wall using lower power settings thereby reducing the risk of collateral damage. The NeverTouch tip fiber eliminates laser tip contact with the vein wall, which in turn minimizes perforations of the vein wall that typically result in less pain and bruising as compared to traditional bare-tip fibers. The NeverTouch tip also maximizes ultrasonic visibility, making it easier for physicians to use. Procedure kits are available in a variety of lengths and configurations to accommodate varied patient anatomies.
The VenaCure EVLT system comes with a comprehensive physician training program and extensive marketing support.
Oncology/Surgery Products
AngioDynamics offers a range of comprehensive ablation technologies, including thermal tissue ablation systems (microwave energy and radiofrequency energy), surgical resection and the Irreversible Electroporation ("IRE") technology, the NanoKnife System, an innovative alternative to thermal ablation.
IRE Ablation
NanoKnife
The NanoKnife Ablation System is an alternative to traditional thermal ablation that received 510(k) clearance from the Food and Drug Administration for the surgical ablation of soft tissue. The NanoKnife Ablation System utilizes low energy direct current electrical pulses to permanently open pores in target cell membranes. These permanent pores or nano-scale defects in the cell membranes result in cell death. The treated tissue is then removed by the body’s natural processes in a matter of weeks, mimicking natural cell death. Unlike other ablation technologies, the NanoKnife Ablation System does not achieve tissue ablation using thermal energy.
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

The Solero MTA System and Accessories are indicated for the ablation of soft tissue during open procedures. The Solero MTA System is not intended for cardiac use.
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
During the procedure, our system automatically adjusts the amount of energy delivered in order to maintain the temperature necessary to ablate the targeted tissue. For a typical 5 cm ablation using our StarBurst Xli-enhanced disposable device, the ablation process takes approximately ten (10) minutes. The RFA system consists of a radiofrequency generator and a family of disposable devices.
In addition to thermal ablation systems and the NanoKnife Ablation System, AngioDynamics also offers Habib 4X Surgical Resection devices that are used in minimally invasive laparoscopic surgery procedures in surgical specialties such as Hepato-Biliary, GI, Surgical Oncology, Transplant Surgery and Urology (Partial Nephrectomy Resections). It is clinically indicated to assist in coagulation of tissue during intraoperative and laparoscopic procedures.
BioSentry Tract Sealant System
The BioSentry tract sealant system deploys a self-expanding hydrogel plug into the pleural space following a percutaneous lung biopsy, creating an airtight seal that closes the pleural puncture. Depth markings provide accurate and consistent placement based on CT-guided measurements, while the depth adjustment wheel and locking mechanisms ensure proper plug deployment. The hydrogel plug is made from a synthetic tissue-friendly polymer that fully reabsorbs into the body and the coaxial adapter mates with a coaxial needle to ensure a proper fit and delivery of the plug. The BioSentry Tract Sealant System is indicated for sealing pleural punctures to significantly reduce the risk of pneumothoraxes (air leaks) associated with percutaneous, transthoracic needle lung biopsies and to provide accuracy in marking a biopsy location for visualization during surgical resection.
IsoLoc Endorectal Balloon
The IsoLoc Endorectal Balloon's unique, customer-driven design is the result of collaborations with Radiation Oncologists, Therapists and Physicists with one goal in mind, to create a new standard for endorectal balloons (ERB) in the oncology space.
The design of the IsoLoc device not only addresses patient comfort, but also simplifies three challenging clinical scenarios that many physicians face when using radiation therapy for and/or in relation to the prostate. First, it's gas-release tip removes rectal gas and reduces prostate motion for gaseous patients. Secondly, the structure of the ERB aids in defining the anatomy for difficult planning scenarios with post-radical patients. Lastly, the IsoLoc device repositions and lifts the bowel in patients that have a low-lying bowel.

Alatus Vaginal Balloon Packing System
The Alatus device was developed with the patient's comfort in mind and to assist the physician to move healthy tissue away from the radiation treatment field. Prior to the Alatus device, the clinician would push gauze into the vagina to move the bladder and bowel away from the radiation treatment field. Inserting gauze into the vagina can be uncomfortable before treatment and unpleasant at the end of treatment as it tends to dry out before removing.
Studies have shown, relative to traditional gauze packing, the Alatus device offers a more comfortable procedure for the patient, reduces the need for post-procedural pain medication and moves healthy tissue away from the radiation field.
Vascular Access Products
Our portfolio of Vascular Access products includes a broad offering of peripherally inserted central catheters (PICCs), midline catheters, implantable ports, dialysis catheters and related accessories and supplies. These products are used primarily to deliver short-term drug therapies, such as chemotherapeutic agents and antibiotics, into the central venous system. Delivery to the circulatory system allows drugs to mix with a large volume of blood as compared to intravenous drug delivery into a superficial vessel. Our Vascular Access product family also includes the proprietary BioFlo catheter and C3 Wave tip location.
BioFlo
AngioDynamics offers the BioFlo catheter, the only catheter on the market with Endexo Technology, a material more resistant to thrombus accumulation, in vitro (based on platelet count). Endexo Technology is a permanent and non-eluting polymer that is “blended” into the polyurethane from which the catheter is made. It is present throughout the catheter, including the extraluminal, intraluminal and cut catheter surface of the tip. Endexo Technology remains present for the life of the catheter. The BioFlo catheter’s long-term durability and efficacy is intended to provide clinicians a high degree of safety and confidence in providing better patient care and improved patient outcomes. BioFlo catheters are available across the Vascular Access family of products, including PICCs, midlines, ports and dialysis catheters.
Midlines
Midline catheters are inserted via the same veins used for PICC placement in the middle third of the upper arm; however, the midline catheter is advanced and placed so that the catheter tip is level or near the level of the axilla and distal to the shoulder. Our Midline product offerings include:
•BioFlo Midline: Our BioFlo Midline Catheter which incorporates Endexo Technology, is an effective solution to preserving a patient’s peripheral access. It provides a cost-effective alternative to multiple IV site rotations for patients who need short-term venous access.
PICCs
A peripherally inserted central catheter, or PICC, is a long thin catheter that is inserted into a peripheral vein, typically in the upper arm, and advanced until the catheter tip terminates in a large vein in the chest near the heart to obtain intravenous access. PICCs can typically be used for prolonged periods of time and provide an alternative to central venous catheters. Our PICC product offerings include:
•BioFlo PICC: Our BioFlo PICC line is the only power injectable PICC available that incorporates Endexo Technology into the manufacturing and design of the catheter. Advanced features such as large lumen diameters allow the BioFlo PICC to deliver the power injection flow rates required for contrast-enhanced Computed Tomography (CT) scans compatible with up to 325 psi CT injections.
•Xcela PICC: The Xcela PICC line is designed to provide a high degree of safety, ease and confidence in patient care. Advanced features such as large lumen diameters allow the Xcela PICC to deliver the power injection flow rates required for contrast-enhanced CTs compatible with up to 325 psi CT injections.
•PASV Valve Technology: The PASV Valve Technology is available in both BioFlo and Xcela lines and is designed to automatically resist backflow and reduce blood reflux that could lead to catheter-related complications.

C3 Wave PICC tip location system
The C3 Wave system is our innovative, wireless, app-based ECG system eliminates the need for a confirmatory chest x-ray of PICC tip placement, allowing greater patient access to the Company’s proprietary BioFlo PICCs.
Ports
Ports are implantable devices utilized for the central venous administration of a variety of medical therapies and for blood sampling and diagnostic purposes. Central venous access facilitates a more systemic delivery of treatment agents, while mitigating certain harsh side effects of certain treatment protocols and eliminating the need for repeated access to peripheral veins. Depending upon needle gauge size and the port size, a port can be utilized for up to approximately 2,000 accesses once implanted in the body. Our ports are used primarily in systemic or regional short- and long-term cancer treatment protocols that require frequent infusions of highly concentrated or toxic medications (such as chemotherapy agents, antibiotics or analgesics) and frequent blood samplings. Our port products and accessories include:
•BioFlo Port: Our BioFlo Port was the first port available featuring a catheter with Endexo Technology. Advanced features of the BioFlo Port include multiple profile and catheter options, a large septum area for ease of access and the ability to administer contrast through a CT injection for purposes of imaging.
•SmartPort, SmartPort+, SmartPort Plastic: The SmartPort power-injectable port with Vortex technology offers the ability for a clinician to access a vein for both the delivery of medications or fluids and for administering power-injected contrast to perform a CT scan. The ability to access a port for power-injected contrast studies eliminates the need for additional needle sticks in the patient’s arm and wrist veins. Once implanted, repeated access to the bloodstream can be accomplished with greater ease and less discomfort. Our SmartPort port line is available in standard, mini and low-profiles to accommodate more patient anatomies. The SmartPort+ port line combines Vortex technology with BioFlo catheters. In addition to the three titanium port body sizes, there is a plastic port body.
•Vortex: Our Vortex port technology line of ports is a clear-flow port technology that, we believe, revolutionized port design. With its rounded chamber, the Vortex port is designed to have no sludge-harboring corners or dead spaces. This product line consists of titanium, plastic and dual-lumen offerings.
•PASV Valve Technology: The PASV Valve Technology is designed to automatically resist backflow and reduce blood reflux that could lead to catheter-related complications.
•LifeGuard: The LifeGuard Safety Infusion Set and The LifeGuard Vision are used to infuse our ports and complement our port and vascular access catheters. The needles’ low profile design is intended to allow clinicians to easily dress the site.
Dialysis Products
We market an extensive line of dialysis products that provide short and long-term vascular access for dialysis patients. Dialysis, or cleaning of the blood, is necessary in conditions such as acute renal failure, chronic renal failure and end-stage renal disease (ESRD). We currently offer a variety of dialysis catheters, including:
•BioFlo DuraMax: Our BioFlo DuraMax dialysis catheter is the only dialysis catheter with Endexo Technology. Advanced features of the BioFlo DuraMax dialysis catheter include large inner diameter lumens designed for long term patency, a proprietary guidewire lumen to facilitate catheter exchanges and Curved Tip Technology that allows the catheter to self-center in the Superior Vena Cava (SVC).
•DuraMax: The DuraMax catheter is a stepped-tip catheter designed to improve ease of use, dialysis efficiency and overall patient outcomes.
In addition, AngioDynamics also offers other renal therapies, including our DuraFlow Chronic Hemodialysis Catheter, Schon Chronic Hemodialysis Catheter, EVENMORE Chronic Hemodialysis Catheter, EMBOSAFE Valved Splitable Sheath Dilator and Perchik Button Suture Retention Device.
RESEARCH & DEVELOPMENT
Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products. This happens through internal product development, technology licensing, strategic alliances and acquisitions. Our R&D teams work closely with our marketing teams, sales force and regulatory and compliance teams to incorporate customer feedback into our development and design process. We believe that we have a reputation among interventional physicians as a strong partner for developing high quality products because of our tradition of close physician collaboration, dedicated market focus, responsiveness and execution capabilities for product development and commercialization. We recognize the importance of, and intend to continue to make investments in, research and development (R&D).

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
Our primary device competitors include: Boston Scientific Corporation; Cook Medical; Medical Components, Inc. (MedComp); TeleFlex Medical; Becton Dickinson; Smiths Medical, a subsidiary of Smiths Group plc; Medtronic; Merit Medical; Terumo Medical Corporation; Johnson and Johnson; Philips Healthcare; Inari Medical; Varian Medical Systems and Total Vein Systems.
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
We manufacture most of our products from two owned manufacturing properties, one in Queensbury, NY and one small facility in Glens Falls, NY, providing capabilities which include manufacturing, service, offices, engineering and research and we lease distribution warehouses. These facilities are registered with the FDA and have been certified to ISO 13485 standards. ISO 13485 is a quality system standard that satisfies European Union regulatory requirements, thus allowing us to market and sell our products in European Union countries. AngioDynamics is certified under the Medical Device Single Audit Program ("MDSAP") which allows a recognized auditing organization to conduct a single regulatory audit of a medical device manufacturer to satisfy the relevant requirements of the regulatory authorities participating in the program. International partners that are participating in the MDSAP include:
•Therapeutic Goods Administration of Australia
•Brazil’s Agência Nacional de Vigilância Sanitária
•Health Canada
•Japan’s Ministry of Health, Labour and Welfare, and the Japanese Pharmaceuticals and Medical Devices Agency
•U.S. Food and Drug Administration
Our manufacturing facilities are subject to periodic inspections by regulatory authorities to ensure compliance with domestic and non-U.S. regulatory requirements. See “Government Regulation” section of this Item 1 for additional information. See Part I, Item 2 "Properties" of this report for details on each manufacturing location.
BACKLOG
Historically, we ship the majority of products within 24-48 hours of receiving an order.

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
See Part I. Item 3 "Legal Proceedings" and Note 17 to the consolidated financial statements in this Annual Report on Form 10-K for additional details on litigation regarding proprietary technology.
LITIGATION
We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products, or result in significant royalty payments in order to continue selling those products. The medical device industry is also susceptible to significant product liability claims. These claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. In addition, product liability claims may be asserted against us in the future based on events we are not aware of at the present time. At any given time, we are involved in a number of product liability actions. For additional information, see both Part I. Item 3 "Legal Proceedings" and Note 17 to the consolidated financial statements in this Annual Report on Form 10-K.
GOVERNMENT REGULATION
The products we manufacture and market are subject to regulation by the United States Food and Drug Administration (FDA) under the Federal Food, Drug, and Cosmetic Act, or FDCA, and international regulations in our specific target markets.
United States FDA Regulation
Before a new medical device can be introduced into the market, a manufacturer generally must obtain marketing clearance or approval from the FDA through either a 510(k) submission (a premarket notification) or a premarket approval application (PMA).
The 510(k) procedure is available only in particular circumstances. The 510(k) clearance procedure is available only if a manufacturer can establish that its device is “substantially equivalent” in intended use and in safety and effectiveness to a “predicate device,” which is a legally marketed device with 510(k) clearance in class I or II or pre-amendment status based upon products commercially distributed on or before May 28, 1976. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. The 510(k) clearance procedure including questions and responses may take up to 12 months. In some cases, supporting clinical data may be required. The FDA may determine that a new or modified device is not substantially equivalent to a predicate device or may require that additional information, including clinical data, be submitted before a determination is made, either of which could significantly delay the introduction of new or modified device products. If a device cannot demonstrate substantial equivalence, it may be subject to either a de novo submission or a PMA.
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
The process of FDA submissions requires extensive validations and testing which requires a significant amount of time and financial resources. Recent changes in both regulations and FDA perspectives have increased both time and testing requirements, which have caused and are expected to continue to cause significant delays and increased costs for clearances and approvals. The increased focus by the FDA on such issues as chemical identification of all colorants, non-acceptance of certain colorants (certain forms of carbon black) and other concerns, continue to cause challenges and delays. In addition, changes to existing products call into question previously approved devices and result in additional costs for testing and material analysis.
The devices manufactured by us are also subject to the QSR, which imposes elaborate testing, control, documentation and other quality assurance procedures. Every phase of production, including raw materials, components and subassembly, manufacturing, testing, quality control, labeling, tracing of consignees after distribution and follow-up and reporting of complaint information is governed by the FDA’s QSR. Device manufacturers are required to register their facilities and list their products with the FDA and certain state agencies. The FDA periodically inspects manufacturing facilities and, if there are alleged violations, the operator of a facility must correct them or satisfactorily demonstrate the absence of the violations or face regulatory action. Failure to maintain compliance with the QSR may result in the issuance of one or more Forms 483 or warning letters, and could potentially result in a consent decree. Failure to maintain the QSR appropriately could result in the issuance of further warning letters. In addition, non-compliance with applicable FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, inability to obtain clearances or approvals for products, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and/or criminal prosecutions. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us.
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

U.S. federal health care laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally-funded health care programs. The principal U.S. federal laws include: (1) the Anti-kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of including or rewarding referrals of items or services reimbursable by a federal health care program, subject to certain safe harbor exceptions; (2) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program, including claims resulting from a violation of the Anti-kickback Statute; (3) the Stark law which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider; and (4) health care fraud statutes that prohibit false statements and improper claims to any third-party payer. There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers. In addition, the U.S. Foreign Corrupt Practices Act (FCPA) can be used to prosecute companies in the U.S. for arrangements with physicians or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country.
International
Our success in international markets will depend largely upon the availability of reimbursement from the third-party payors through which healthcare providers are paid in those markets. Reimbursement and healthcare payment systems vary significantly by country. The main types of healthcare payment systems are government sponsored healthcare and private insurance. Reimbursement approval must be obtained individually in each country in which our products are marketed. Outside the U.S., we generally rely on our distributors to obtain reimbursement approval in the countries in which they will sell our products. There can be no assurance that reimbursement approvals will be received. See Part I. Item 1A "Risk Factors" in this Annual Report on Form 10-K.
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
There is no assurance that this level of coverage is adequate. We may not be able to sustain or maintain this level of coverage and cannot assure you that adequate insurance coverage will continue to be available on commercially reasonable terms, or at all. A successful product liability claim or other claim, with respect to uninsured or underinsured liabilities, could have a material adverse effect on our business. See Part I. Item 1A "Risk Factors" in this Annual Report on Form 10-K.
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
EMPLOYEES
As of May 31, 2021, we had approximately 800 full time employees. None of our employees are represented by a labor union and we have never experienced a work stoppage. In the highly competitive medical device industry, we consider attracting, developing, and retaining talented people in technical, operational, marketing, sales, research, management and other positions to be critical to our long-term growth strategy. Our ability to recruit and retain such talent depends on several factors, including compensation and benefits, talent development, career opportunities and work environment. Our goal is to create a diverse and inclusive culture that encourages an environment where employees feel welcomed, respected and valued. We are an equal opportunity/affirmative action employer committed to making employment decisions without regard to race, religion, ethnicity or national origin, gender, sexual orientation, gender identity or expression, age, disability, protected veteran status or any other characteristics protected by law.
The engagement of our workforce is crucial to delivering on our competitive strategy, and we place high importance on informed and engaged employees. We communicate frequently and transparently with our employees through a variety of communication methods, including video and written communications, town hall meetings and our company intranet. As a result of the COVID-19 pandemic, we also further strengthened our communication platforms. Our employee communications during the pandemic have kept our employees informed on critical priorities, important actions being taken by management in response to the pandemic and continued efforts to protect employee health, safety and well-being.
Executive Officers of the Company
The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
James C. Clemmer	57	President and Chief Executive Officer
Stephen A. Trowbridge	47	Executive Vice President and Chief Financial Officer
Marna Bronfen-Moore	54	Senior Vice President, Human Resources
Chad T. Campbell	50	Senior Vice President and General Manager, Vascular Access
Scott Centea	43	Senior Vice President and General Manager, Endovascular Therapies
Benjamin H. Davis	56	Senior Vice President, Business Development
David D. Helsel	57	Senior Vice President, Global Operations
Warren G. Nighan	52	Senior Vice President, Quality and Regulatory Affairs
Laura Piccinini	51	Senior Vice President and General Manager, International
Richard Rosenzweig	54	Senior Vice President, General Counsel and Secretary
James C. Clemmer became our President and Chief Executive Officer in April 2016. Prior to joining AngioDynamics, Mr. Clemmer served as President of the $1.8 billion medical supplies segment at Covidien plc. where he directed the strategic and day-to-day operations for global business divisions that collectively manufactured 23 different product categories. In addition, he managed global manufacturing, research and development, operational excellence, business development and all other functions associated with the medical supplies business. Prior to his role at Covidien, Mr. Clemmer served as Group President at Kendall Healthcare (which was acquired by Tyco International in 1994), where he managed the U.S. business across five divisions and built the strategic plan for the medical supplies segment before Covidien was spun off from Tyco. Mr. Clemmer began his career at Sage Products, Inc. Mr. Clemmer currently serves on the Board of Directors for AngioDynamics and previously served on the Board of Directors for Lantheus Medical Imaging. Mr. Clemmer is a graduate of the Massachusetts College of Liberal Arts, where he served as interim president from August 2015 until March 2016.
Stephen A. Trowbridge was appointed Executive Vice President and Chief Financial Officer in February 2020, having served as Interim Chief Financial Officer since October 2019. Prior to his appointment as Chief Financial Officer, he served as the Company’s Senior Vice President and General Counsel. He joined AngioDynamics in June 2008 as Corporate Counsel. In addition to serving as the Company’s CFO and managing the finance functions, Mr. Trowbridge also managed the Legal function on an interim basis until January 30, 2021. Prior to AngioDynamics, Mr. Trowbridge served as Corporate Counsel at Philips Healthcare and Intermagnetics General Corporation. Mr. Trowbridge began his career with Cadwalader, Wickersham & Taft LLP in the firm’s Mergers and Acquisitions and Securities Group. Mr. Trowbridge received a Bachelor of Science in Science and Technology Studies from Rensselaer Polytechnic Institute, a Juris Doctor from the University of Pennsylvania Law School, and a Master of Business Administration from Duke University’s Fuqua School of Business.
Marna I. Bronfen-Moore joined AngioDynamics as the Senior Vice President of Human Resources in September 2019 bringing with her over 20 years of experience in the medical device industry. Prior to joining AngioDynamics, Ms. Bronfen-Moore spent almost three years at Hologic as the Vice President, Global Human Resources, for both the Corporate Functions and Asia Pacific. Before Hologic, Ms. Bronfen-Moore served as Vice President, Human Resources for Global Operations, Quality, and Regulatory at Haemonetics, Director, Human Resources for Boston Scientific, and in various leadership roles of increasing responsibility at C. R. Bard, Inc. Ms. Bronfen-Moore began her professional career as the Head of Human Resources for Burrows Paper Corporation. Ms. Bronfen-Moore holds a Bachelor of Arts degree from Purdue University in Psychology, Master of Science in Industrial/Organizational Psychology from Rensselaer Polytechnic Institute, and completed all of the coursework requirements for a PhD in Management from Rensselaer Polytechnic Institute.
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
Scott Centea joined AngioDynamics in 2005 as a sales representative serving the Carolinas. During his tenure, he has served in a variety of positions with increased responsibility including VP of Corporate Accounts where he was in charge of leading a team of individuals to execute Health System Purchasing Contracts. From there Mr. Centea assumed the role of VP of Marketing for Endovascular Therapies, before being promoted into his most recent and current role as Sr. Vice President/General Manager of Endovascular Therapies and Peripheral Artery Disease. Mr. Centea currently holds board positions with the American Venous Forum (AVF) and the Capital District American Heart Association. Mr. Centea holds a Bachelor of Arts in Communications from Newberry College.
Benjamin H. Davis joined AngioDynamics as Senior Vice President of Business Development in March 2015. Prior to joining AngioDynamics, Mr. Davis most recently was the Vice President of Business Integration at C. R. Bard, Inc. where he also served as the Divisional Head of Business Development from 2004-2013. Before joining C. R. Bard, Inc., Mr. Davis held the position of Chief Financial Officer and Treasurer at Axya Medical Inc. He holds a Bachelor of Science in Business Administration from Bryant College and Master in Business Administration in Finance from Bentley University Graduate School of Business.
David D. Helsel currently serves as Senior Vice President of Global Operations and has been with AngioDynamics since December 2017. Prior to joining AngioDynamics he was Senior Vice President, Global Supply Chain, at Hill-Rom Holdings for almost three years. Before that, Mr. Helsel worked at Haemonetics for three years where he served as Executive Vice President for Global Manufacturing and also spent almost nineteen years in various positions with increasing responsibility at Covidien, including Vice President of Operations for the Surgical Solutions Division and Medical Supplies Division. An expert in Lean and Six Sigma, Mr. Helsel also served as Global Director of Operational Excellence, supporting sixty-three manufacturing facilities. Mr. Helsel holds a Bachelor of Science in Mechanical Engineering from LeTourneau University.
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
Laura Piccinini joined AngioDynamics as Senior Vice President and General Manager for International in June 2021. Ms. Piccinini brings more than 25 years of experience in leadership roles in the Medical Device industry, with an extensive background in the field of respiratory and surgical care. From June 2020 to June 2021, she served as CEO and a member of the Board of Directors for Respiratory Motion, Inc. Prior to that, from 2017 to 2020, she served as Global Head of Commercial Operations for the Implants business unit at Nobel Biocare Systems, then a Danaher subsidiary now part of Envista Holdings. From 2015 to 2017, Ms. Piccinini served as President of EMEA at Covidien and prior to that at Stryker. Ms. Piccinini is a graduate of the Parma University of Medicine, where she received a nursing degree with specializations in ICU, Anesthesia, and First Aid as a Helicopter Flight Coordinator.
Richard C. Rosenzweig joined AngioDynamics as Senior Vice President General Counsel and Secretary in February 2021. Mr. Rosenzweig brings to his role more than 20 years of experience in executive leadership providing legal guidance, governance and compliance oversight, and strategic business direction to global medical device and health care companies, including C. R. Bard for more than ten years where he most recently served as Vice President, Law, and Assistant Secretary, Phibro Animal Health Corporation and Impath, Inc. as Senior Vice President, General Counsel and Secretary, and Johnson & Johnson as Director, Licensing and Acquisitions. Prior to AngioDynamics, Mr. Rosenzweig advised companies in the medical device industry as an independent consultant on corporate development initiatives. Mr. Rosenzweig received his Bachelor of Arts in Psychology from Brandeis University and his Juris Doctor from Boston University School of Law. He is an advisor to TEAMFund, an impact investment fund, serves as Vice Chair and Chair-Elect of the Director’s Leadership Council of the Rutgers Cancer Institute of New Jersey, and is a member of the Director’s Leadership Council for Rutgers Biomedical and Health Sciences, an academic medical center.
AVAILABLE INFORMATION
Our corporate headquarters is located at 14 Plaza Drive, Latham, New York 12110. Our phone number is (518) 795-1400. Our website is www.angiodynamics.com.
We make available, free-of-charge through our website, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, our website includes, among other things, charters of the various committees of our Board of Directors and our code of business conduct and ethics applicable to all employees, officers and directors. Within the time period required by the SEC, we will post on our website any amendment to the code of business conduct and ethics and any waiver applicable to any executive officer, director or senior financial officer. We use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. We use these channels as well as social media and blogs to communicate with the public about our company, our services and other issues. It is possible that the information we post on social media and blogs could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our Company to review the information we post on the social media channels and blogs listed on our website. Any stockholder also may obtain copies of these documents, free of charge, by sending a request in writing to our Corporate headquarters, Attention: Saleem Cheeks. Information on our website or connected to our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A. Risk Factors.
In addition to the other information contained in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission, the following risk factors should be considered carefully by investors in evaluating our business. Our financial and operating results are subject to a number of risks and uncertainties, including those set forth below, many of which are not within our control. Our business, financial condition, results of operations and/or liquidity could be materially and adversely affected by any of these risks or by additional risks not presently known to us or that we currently deem immaterial.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We face intense competition in the medical device industry which continues to experience consolidation. We may be unable to compete effectively with respect to technological innovation and price which may have a material adverse effect on our revenues, financial condition, results of operations and/or liquidity.

The markets for our products are highly competitive and we expect competition to continue to intensify. The medical device industry is characterized by rapid technological change, frequent product introductions and evolving customer requirements. Our customers consider many factors when choosing products, including technology, features and benefits, quality, reliability, ease of use, clinical or economic outcomes, availability, price and customer service. We face competition globally from a wide range of companies, many of whom have substantially greater financial, marketing and other resources than us. We may not be able to compete effectively, and we may lose market share to our competitors. Our primary device competitors include: Boston Scientific Corporation; Cook Medical; Medical Components, Inc. (MedComp); TeleFlex Medical; Becton Dickinson; Smiths Medical, a subsidiary of Smiths Group plc; Medtronic; Merit Medical; Terumo Medical Corporation; Johnson and Johnson; Philips Healthcare; Inari Medical; Varian Medical Systems and Total Vein Systems.
Our competitors may succeed in adapting faster than us to changing customer needs or requirements, in developing and introducing technologies and products earlier, in obtaining patent protection (which could create barriers to market entry for us) or regulatory clearance earlier, or in commercializing new products or technologies more rapidly than us. Our competitors may also develop products and technologies that are superior to ours or that otherwise could render our products obsolete or noncompetitive. The trend of increased consolidation in the medical technology industry has resulted in companies with greater scale and market power, intensifying competition and increasing pricing pressure. We may also face competition from providers of other medical therapies, such as pharmaceutical companies, that may offer non-surgical therapies for conditions that are currently, or in the future may be, treated using our products. If we are not able to compete effectively, our market share and revenue may decline.
In addition, the increasing purchasing power of health systems, group purchasing organizations (“GPOs”) and integrated health delivery networks (“IDNs”), together with increased competition and declining reimbursement rates, has resulted increasingly with the Company competing on the basis of price. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain market prices for our products or obtain or maintain contract positions with major GPOs and IDNs, which could adversely impact our profitability. Also, sales through a GPO or IDN can be significant to our business and our inability to retain contracts with our customers, or acquire additional contracts, could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
Our inability to continue to effectively develop, acquire and/or market new products and technologies could have a material adverse effect on our business, financial condition and/or results of operations.
The market for our devices is characterized by rapid technological change, new product introductions, technological improvements, changes in physician requirements and evolving industry standards. Product life cycles are relatively short because medical device manufacturers continually develop more effective and less expensive versions of existing devices in response to physician demand. We engage in product development and improvement programs to maintain and improve our competitive position. Our products are technologically complex and these programs involve significant planning, market studies, investment in research and development, clinical trials and regulatory clearances or approvals and may require more time and expense than anticipated to bring such products to market. We may not, however, be successful in enhancing existing products, or developing new products or technologies that will achieve regulatory approval, be developed or manufactured in a cost-effective manner, obtain appropriate intellectual property protection or receive market acceptance. We also may be unable to recover all or a meaningful part of our investment in these products or technologies. Additionally, there can be no assurance that the size of the markets in which we compete will increase above existing levels or not decline, that we will be able to maintain, gain or regain market share or that we can compete effectively on the basis of price or that the number of procedures in which our products are used will increase above existing levels or not decline.

In particular, the future prospects of many of our high growth products, such as the NanoKnife system, the AngioVac system and the Auryon system, rely on continued market development and continued generation of clinical data pursuant to clinical trials conducted by us, our competitors or other third parties. If the results of these trials are not what we expect or fail to generate meaningful clinical data, it may adversely impact our ability to obtain product approvals. If any of these products fail to achieve clinical acceptance or are perceived unfavorably by the market, it could severely limit our ability to drive revenue growth, which could have a material adverse effect on our business, financial condition, results of operations and/or liquidity. See Risk Factor titled “Our business and prospects rely heavily upon our ability to successfully complete clinical trials, including our NanoKnife DIRECT Clinical study, our Auryon Pathfinder study and clinical studies for AngioVac. We may choose to, or may be required to, suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.”
As part of our business strategy, we expect to continue to engage in business development activities which includes selectively evaluating and pursuing the acquisition of complementary businesses, technologies and products. These activities may result in substantial investment of our time and financial resources and competition for targets may be significant. We may not be able to identify appropriate acquisition candidates, consummate transactions, obtain agreements with favorable terms or obtain any necessary financing or regulatory approvals. Further, once a business is acquired, any inability to successfully integrate the business or achieve anticipated cost savings or operating synergies, decreases in customer loyalty or product orders, failure to retain and develop its workforce, failure to establish and maintain appropriate controls, higher or unanticipated expenses, or unknown or contingent liabilities could adversely affect our ability to realize the anticipated benefits of any acquisition. The evaluation and integration of an acquired business, whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects.
If we proceed with one or more significant acquisitions in which the consideration consists of cash, a substantial portion of our available cash could be used to consummate the acquisitions. If we consummate one or more acquisitions in which the consideration consists of capital stock, our stockholders could suffer significant dilution of their interest in us. In addition, we could incur or assume significant amounts of indebtedness in connection with acquisitions. These transactions are inherently risky and may not enhance our financial position or results of operations or create value for our shareholders as they are based on projections and assumptions which are uncertain and subject to change and there can be no assurance that any past or future transaction will be successful.
If we fail to develop and successfully manufacture and launch new products, generate satisfactory clinical results, provide sufficient economic value, enhance existing products, or identify, acquire and integrate complementary businesses, technologies and products or if we experience a decrease in market size or market share or declines in average selling price or procedural volumes, or otherwise fail to compete effectively, we may not achieve our growth goals, which could have a material adverse effect on our business, financial condition and/or results of operations.
If we do not maintain our reputation with interventional physicians, interventional and surgical oncologists and critical care nurses our growth will be limited and our business could be harmed.
Physicians typically influence the medical device purchasing decisions of the hospitals and other healthcare institutions in which they practice. Consequently, our reputation with interventional physicians, interventional and surgical oncologists and critical care nurses is crucial to our continued growth. We believe that we have built a positive reputation based on the quality of our products, our physician-driven product development efforts, our marketing and training efforts and our presence at medical society meetings. Any actual or perceived diminution in the quality of our products, or our failure or inability to maintain these other efforts, could damage our reputation with interventional physicians and cause our growth to be limited and our business to be harmed, which could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
Our business and prospects depend heavily on the NanoKnife system, which is currently approved for the surgical ablation of soft tissue. If we are unable to secure expanded specific regulatory approvals for the NanoKnife system, our business and prospects may be materially harmed.
Our NanoKnife System is indicated for the surgical ablation of soft tissue. The long-term prospects for our NanoKnife business may rely on securing expanded indications for specific disease states and treatments. Based on our current indication, our ability to promote the NanoKnife system and provide training with respect to the use of the NanoKnife system is limited to the surgical ablation of soft tissue. In the fourth quarter of our 2019, we received approval from the FDA to initiate our DIRECT clinical trial to study the use of the NanoKnife system for the treatment of Stage III pancreatic cancer. If we are not able to successfully complete this trial and secure clearances or approvals for expanded indications for our NanoKnife system, including for the treatment of Stage III pancreatic cancer, or if expanded indications are significantly delayed or limited, our business and prospects may be materially harmed and we may need to delay our initiatives or even significantly curtail operations, which could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
Our business and prospects rely heavily upon our ability to successfully complete clinical trials, including, but not limited to, our NanoKnife DIRECT clinical study, our NanoKnife PRESERVE clinical study, our Auryon Pathfinder study and clinical studies for AngioVac. We may choose to, or may be required to, suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.
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
We, the FDA or regulatory agencies in other jurisdictions might delay or terminate our clinical trials for various reasons, including insufficient patient enrollment, fatalities, unforeseen adverse side effects by enrolled patients or the development of new therapies that require us to revise or amend our clinical trial protocols. Patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive follow-up to assess safety and effectiveness, if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts or if they participate in contemporaneous clinical trials of competing products.
In addition, we rely on contract research organizations, or CROs, with respect to conducting our clinical trials. We may experience significant cost overruns associated with, and we may encounter difficulties managing, these CROs. Termination of our clinical trials or significant delays in completing our clinical trials could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
If we are unable to convince customers that our products can improve the cost structure of their business, our revenue growth and profitability may be materially and adversely impacted.
Worldwide initiatives to contain healthcare costs have led governments and the private sector to enact cost containment efforts as a means of managing the growth of health care utilization. Common techniques include policies on price regulation, competitive pricing, bidding and tender mechanics, coverage and payment, comparative effectiveness of therapies, technology assessments, and managed-care arrangements. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices and therapies. Government programs, including Medicare and Medicaid, private health care insurance, and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, tying reimbursement to outcomes, shifting to population health management, and other mechanisms designed to constrain utilization and contain costs. Simultaneously, hospitals are redefining their role in health care delivery as many assume much more risk and control of the total cost of patient care. To successfully make this transformation, health systems are consolidating, purchasing or partnering with physicians and post-acute care providers, while also narrowing networks thus allowing greater control over outcomes. This has created an increasing level of price sensitivity among customers for our products and could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
We are dependent on single and limited source suppliers which subjects our business and results of operations to risks of supplier business interruptions.
We currently purchase significant amounts of several key products and product components from single and limited source suppliers and anticipate that we will do so for future products as well. Any delays in delivery of or shortages in those or other products and components could interrupt and delay manufacturing of our products and result in the cancellation of orders for our products. Any or all of these suppliers could discontinue the manufacture or supply of these products and components at any time. Due to FDA and other business considerations, we may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in production delays and increased costs and may limit our ability to deliver products to our customers. Furthermore, if we are unable to identify alternative sources of supply, we would have to modify our products to use substitute components, which may cause delays in shipments, backlogs, increased prices for our products or increased design and manufacturing costs.

In addition, we purchase certain products as a distributor for the manufacturer of those products. Any constraint or interruption in the supply of finished products that we distribute could materially impact our ability to sell products, and have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
We are heavily dependent on third-party distributors to generate a substantial portion of our international revenues and are at the risk of these distributors also selling for our competitors, failing to be financially viable and failing to effectively distribute our products in compliance with applicable laws.
Outside of North America we rely heavily on third party distributors, either on a country-by-country basis or on a multi-country, regional basis, to market, sell and distribute our products where we do not have a direct sales and marketing presence (including, among others, China, Japan, Brazil, the Middle East and many European countries). As such, our revenue, if any, depends on the terms of such arrangements and the distributors’ efforts. These efforts may turn out not to be sufficient and our third-party distributors may not effectively sell our products. International distributors accounted for approximately 64% of international revenues for the fiscal year ended May 31, 2021. If we are unable to maintain our relationships or establish direct sales capabilities on acceptable terms or at all, we may lose significant revenue or be unable to achieve our growth aspirations. In certain circumstances, distributors may also sell competing products, or products for competing diagnostic modalities, and may have incentives to shift sales towards those competing products. As a result, we cannot assure you that our international distributors will increase or maintain our current levels of unit sales or increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and/or liquidity. In addition, there is a risk that our distributors will not be financially viable due to current economic and/or regulatory events in their respective countries or remit payments to us in a timely manner. If our distributors fail to comply with applicable laws or fail to effectively market and sell our products, our financial condition and results of operations could be materially and adversely impacted.
Failure to secure adequate reimbursement for our products could materially impair our ability to grow revenue and drive profitability.
Our products are used in medical procedures and purchased principally by hospitals or physicians which typically bill various third-party payors, such as governmental programs (e.g., Medicare, Medicaid and comparable foreign programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical device companies because it affects which products customers purchase and the prices they are willing to pay. In general, a third-party payor only covers a medical product or procedure when the plan administrator is satisfied that the product or procedure improves health outcomes, including quality of life or functional ability, in a safe and cost-effective manner. Even if a device has received clearance or approval for marketing by the FDA, there is no assurance that third-party payors, including Medicare and managed care companies, will cover the cost of the device and related procedures. Even if coverage is available, third-party payors may place restrictions on the circumstances where they provide coverage or may offer reimbursement that is not sufficient to cover the cost of our products.
Third-party payors who cover the cost of medical products or equipment, in addition to allowing a general charge for the procedure, often maintain lists of exclusive suppliers or approved lists of products deemed to be cost-effective. If our products are not on approved lists of third-party payors, healthcare providers must determine if the additional cost and effort required in obtaining prior authorization, and the uncertainty of actually obtaining coverage, is justified by any perceived clinical benefits from using our products.
Finally, the advent of contracted fixed rates per procedure has made it difficult to receive reimbursement for disposable products, even if the use of these products improves clinical outcomes. In addition, many third-party payors are moving to managed care systems in which providers contract to provide comprehensive healthcare for a fixed cost per person. Managed care providers often attempt to control the cost of healthcare by authorizing fewer elective surgical procedures. Under current prospective payment systems, such as the diagnosis related group system and the hospital out-patient prospective payment system, both of which are used by Medicare and in many managed care systems used by private third-party payors, the cost of our products will be incorporated into the overall cost of a procedure and not be separately reimbursed. If hospitals and physicians cannot obtain adequate reimbursement for our products or the procedures in which they are used, this could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
Reimbursement varies by country and can significantly impact the acceptance of new technology. Implementation of healthcare reforms in the United States and in other countries may limit, reduce or eliminate reimbursement for our products and adversely affect both our pricing flexibility and the demand for our products. Even when we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors. Changes in healthcare systems in the United States or elsewhere in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for these procedures, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement issues, would have an adverse impact on the acceptance of our products and the prices which our customers are willing to pay for them.
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
We carry a product liability policy with a limit of $10.0 million per product liability claim and an aggregate policy limit of $10.0 million, subject to a self-insured retention of $0.5 million per occurrence and $2.0 million in the aggregate. We believe, based on claims made against us in the past, our existing product liability insurance coverage is reasonably adequate to protect us from any liabilities we might incur. However, there is no assurance that this coverage will be sufficient to satisfy any claim made against us. In addition, we may not be able to continue to maintain adequate coverage at a reasonable cost and on reasonable terms, if at all. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future. Additionally, if one or more product liability claims is brought against us for uninsured liabilities or is in excess of our insurance coverage, our financial condition, results of operations and/or liquidity could be negatively impacted. Further, such claims may require us to recall some of our products, which could result in significant costs to us.
International and national economic and industry conditions constantly change, and could materially and adversely affect our business, financial condition and results of operations.
Our business, financial condition and results of operation are affected by many changing economic, industry and other conditions beyond our control. Actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, inflation and trade protection measures, creditworthiness of our customers, may negatively affect consumer preferences, perceptions, spending patterns or demographic trends, any of which could adversely affect our business, financial condition, results of operations and/or liquidity.
We are subject to macro-economic fluctuations in the U.S. and worldwide economy. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could reduce customer orders or cause customer order cancellations. In addition, political and social turmoil may put further pressure on economic conditions in the United States and abroad. The global economy has been periodically impacted by the effects of global economic downturns (such as recently related to COVID-19). There can be no assurance that there will not be further such events or deterioration in the global economy. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.
Sales outside the U.S. accounted for approximately 19% of our net sales during our fiscal year ended May 31, 2021. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging and/or faster-growing markets outside the U.S. Our sales and profitability from our international operations are subject to risks and uncertainties that could have a material adverse effect on our business, financial condition and/or results of operations, many of which we cannot predict, including:
•fluctuations in currency exchange rates which may, in some instances affect spending behavior and reduce cash flows and revenue outside the U.S.;
•healthcare reform legislation;
•multiple non-U.S. regulatory requirements that are subject to change and could restrict our ability to manufacture and sell our products;
•local product preferences and product requirements;
•longer-term receivables than are typical in the U.S. and/or the ability to obtain payment;
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
•potential negative consequences from changes in or interpretation of tax laws, including changes in our effective tax rate or the applicable tax rate in one or more jurisdictions; and
•economic instability and inflation, recession or interest rate fluctuations.

In addition, the United Kingdom’s (“UK”) departure from the European Union (“EU”) (commonly known as “Brexit”) has created uncertainties affecting business operations in the UK, the EU and a number of other countries, including with respect to compliance with the regulatory regimes regarding the labeling and registration of the products we sell in these markets. While we have taken proactive steps to mitigate possible disruption to our operations, we could face increased costs, volatility in exchange rates, market instability and other risks, depending on the effects of existing and future agreements between the UK and EU regarding Brexit and the future EU/UK trading relationship.
Our business could be harmed if we cannot hire or retain qualified personnel.
Our business depends upon our ability to attract and retain highly qualified personnel, including managerial, sales and technical personnel. We compete for key personnel with other companies, healthcare institutions, academic institutions, government entities and other organizations. We do not have written employment agreements with our executive officers, other than the CEO. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel or hire or retain other qualified personnel in the future, including personnel for our manufacturing facilities. If we are not able to hire and retain personnel in our manufacturing facilities, we may not meet our production demand. In addition, our sales force is highly talented and there is competition in the sales industry which could have an adverse effect on our business if there is significant turnover.
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
In recent years we have begun to implement operational excellence initiatives which include a number of restructuring, realignment and cost reduction initiatives. We may not realize the benefits of these initiatives to the extent or on the timing we anticipated and the ongoing difficulties in implementing these measures may be greater than anticipated, which could cause us to incur additional costs or result in business disruptions. In addition, if these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in significant additional charges and adversely impact our ability to achieve our other strategic goals and business plans.
We may fail to attract additional capital necessary to expand our business or may incur additional indebtedness which, together with our current indebtedness levels, could impose operating and financial restrictions on us as a result of debt service obligations which could significantly limit our ability to execute our business strategy or curtail our growth.
We may require additional capital to expand our business. If cash generated internally is insufficient to fund capital requirements, we may require additional debt or equity financing. In addition, we may require financing to fund any significant acquisitions we may seek to make. Disruptions in the capital markets have previously resulted, and could again result, in volatility, decreased liquidity, and widening of credit spreads, which could make needed financing either unavailable or available on terms unsatisfactory to us which could result in significant stockholder dilution.
We may incur additional indebtedness or draw additional amounts on our existing credit facilities in the future subject to limitations contained in the agreements governing our debt. The interest rate on potential borrowings could be a floating rate which could expose us to the risk of increased interest expense in the future. The terms of indebtedness could require us to comply with certain financial maintenance covenants. In addition, the terms of our existing indebtedness include, and any future indebtedness could include, covenants restricting or limiting our ability to take certain actions. These covenants could adversely affect our ability to obtain additional financing, to finance future operations, to pursue certain business opportunities or take certain corporate actions. The covenants could also restrict our flexibility in planning for changes in our business and the industry and could make us more vulnerable to economic downturns and adverse developments, could limit our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete, could place us at a competitive disadvantage compared to our competitors that have less debt or could require us to dedicate a substantial portion of our cash flow to service our debt.

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
Our goodwill, intangible assets and fixed assets are subject to potential impairment; we have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or intangible assets become impaired.
A significant portion of our assets consists of goodwill, intangible assets and fixed assets, the carrying value of which may be reduced if we determine that those assets are impaired, including intangible assets from recent acquisitions. During the fourth quarter of fiscal year 2021, the Company made the decision to abandon the OARtrac product technology and trademark. This resulted in an impairment charge of $14.0 million. The impairment charge is recorded in "Acquisition, restructuring and other items, net", on the Consolidated Statement of Operations (see Note 19).
Most of our intangible and fixed assets have finite useful lives and are amortized or depreciated over their useful lives on either a straight-line basis or over the expected period of benefit or as revenues are earned from the sales of the related products. The underlying assumptions regarding the estimated useful lives of these intangible assets are reviewed quarterly and more often if an event or circumstance occurs making it likely that the carrying value of the assets may not be recoverable and are adjusted through accelerated amortization if necessary. Whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable we test intangible assets for impairment based on estimates of future cash flows. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations and/or other materially adverse events that have implications on the profitability of our business. When testing for impairment of definite-lived intangible assets held for use, the Company groups assets at the lowest level for which cash flows are separately identifiable. The Company operates as a single asset group. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
Goodwill is required to be tested for impairment at least annually. We review our single reporting unit for potential goodwill impairment in the third fiscal quarter of each year as part of our annual goodwill impairment testing, and more often if an event or circumstance occurs making it likely that impairment exists. The annual goodwill impairment review performed in December 2020 indicated no goodwill impairments. In fiscal year 2020, we recorded a goodwill impairment loss of $158.6 million. If actual results differ from the assumptions and estimates used in the goodwill and intangible asset calculations, we could incur future impairment or amortization charges, which could negatively impact our financial condition and results of operations.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
IRC Section 382 and related provisions contain rules that limit for U.S. federal income tax purposes the ability of a Company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain other tax attributes existing as of the date of such ownership change. Our Federal net operating loss carryforwards as of May 31, 2021 after considering IRC Section 382 limitations are $134.6 million. The expiration of the Federal net operating loss carryforwards is as follows: $8.6 million between 2022 and 2023, $79.4 million between 2028 and 2037 and $46.6 million indefinitely. Our state net operating loss carryforwards as of May 31, 2021 after considering remaining IRC Section 382 limitations are $20.0 million which expire in various years from 2029 to 2041. Future ownership changes within the meaning of IRC Section 382 may also subject our tax loss carryforwards to annual limitations which would restrict our ability to use them to offset our taxable income in periods following the ownership changes. See Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 for a further discussion of our tax loss carryovers.

A cyber-attack or other breach of our information technology systems could have a material adverse effect on our business, financial condition and/or results of operations.
We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Similar to other large multi-national companies, the size and complexity of our information technology systems makes them vulnerable to cyber-attacks, malicious intrusions, breakdowns, destructions, losses of data privacy, or other significant disruptions. Our information systems require an ongoing commitment of resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information, and changing customer patterns. In addition, third parties may attempt to hack into our products to obtain data relating to patients with our products or our proprietary information.
Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, ransomware, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property, misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition and/or results of operations.
Any disaster at our manufacturing facilities or those of our suppliers could disrupt our ability to manufacture our products for a substantial amount of time.
We conduct our manufacturing and assembly at facilities in Queensbury, New York and Glens Falls, New York. It would be difficult, expensive and time-consuming to transfer resources from one facility to the other and/or replace or repair these facilities or manufacturing equipment if they were significantly affected by a disaster. Additionally, we might be forced to rely on third-party manufacturers or delay production of our products. Insurance for damage to our properties and the disruption of our business from disasters may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If one of our principal suppliers were to experience a similar disaster, uninsured loss or under-insured loss, we might not be able to obtain adequate alternative sources of supplies or products. Any significant uninsured loss, prolonged or repeated disruption, or inability to operate experienced by us or any of our principal suppliers could cause significant harm to our business, financial condition, results of operations and/or liquidity.
Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could cause our stock price to decline and prevent attempts by our stockholders to replace or remove our current management.
Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may enable our management to resist a change in control. For example, our Board of Directors is classified so that not all members of our Board of Directors are elected at one time and our Board of Directors is authorized, without prior stockholder approval, to create and issue “blank check” preferred stock with rights senior to those of our common stock and stockholder action by written consent is prohibited. We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These provisions may discourage, delay or prevent a change in the ownership of our Company or a change in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Any delay or prevention of a change of control transaction or changes in our Board of Directors could cause the market price of our common stock to decline.
The COVID-19 pandemic has negatively impacted our business and operations around the world and may continue to materially and adversely impact our business, operations and financial results.
The COVID-19 pandemic has created significant disruption and uncertainty in the global economy, has negatively impacted our business, results of operations and financial condition, and we anticipate that it may continue to negatively impact our business, results of operations and financial condition for the foreseeable future.
Numerous national, international, state and local jurisdictions have imposed, and others in the future may impose, a variety of government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions may cause significant alteration of our operations, work stoppages, slowdowns and delays, travel restrictions and event cancellations, among other effects, thereby significantly and negatively impacting our operations. Other disruptions or potential disruptions include (i) restrictions on our personnel and personnel of business partners to travel and access customers for training and case support; (ii) reductions in spending by our customers; (iii) delays in approvals by regulatory bodies; (iv) diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; (v) reductions in our sales team, including through layoffs, furloughs or other losses of sales representatives; (vi) additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture our products; (vii) disruption of our research and development activities; and (viii) delays in ongoing studies and pre-clinical trials.
In addition, elective procedures that use our products significantly decreased in number during fiscal year 2021, as health care organizations around the world prioritized the treatment of patients with COVID-19 and reduced spending in other areas. For example, in the United States, governmental authorities have recommended, and in certain cases required, that elective, deferrable, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. Many of these procedures that use our products have been suspended or postponed. While certain of these procedures have resumed in certain locations, it is unclear when or if all procedures in all locations will resume. Similarly, our clinical trials may be materially impacted by the coronavirus as hospitals prioritize treating coronavirus patients.
In addition, most of the hospitals and clinics that purchase our products have instituted strict procedures at their facilities in an effort to prevent the spread of COVID-19, including restrictions on sales representatives entering these facilities. This has been, and currently remains, a major impediment to our sales efforts, as supporting existing customers and acquiring new customers is much more difficult in this environment. These restrictions have had an effect on our sales and, until they are lifted, our business, operations and financial results will continue to be adversely impacted.
These challenges and restrictions will likely continue for the duration of the pandemic, which is uncertain, and may even continue beyond the pandemic. Many areas are relaxing restrictions and resuming business operations, but a resurgence in infections or mutations of the coronavirus that causes COVID-19 could cause authorities to reinstate such restrictions or impose additional restrictions. All of these factors also may cause or contribute to disruptions and delays in our logistics and supply chain. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on future developments that are uncertain and cannot be predicted, including new information that may emerge concerning the severity and spread of the virus and the actions by government entities, our customers and other parties to contain the virus or treat its impact, among others. To the extent the COVID-19 pandemic adversely affects our business, operations and financial results, it may also have the effect of heightening other risks described herein, such as those relating to general economic conditions, demand for our products, relationships with suppliers and sales efforts.
RISKS RELATED TO THE REGULATORY ENVIRONMENT
We are subject to a comprehensive system of federal, state and international laws and regulations, and we could be the subject of investigations, enforcement actions or face lawsuits and monetary or equitable judgments.
We operate in many parts of the world, and our operations are affected by complex state, federal and international laws relating to healthcare, environmental protection, antitrust, anti-corruption, anti-bribery, fraud and abuse, export control, tax, employment and laws regarding privacy, personally identifiable information and protected health information, including, for example, the Food, Drug and Cosmetic Act (“FDCA”), various FDA and international regulations relating to, among other things, the development, quality assurance, manufacturing, importation, distribution, marketing and sale of, and billing for, our products, the federal Anti-Kickback Statute and Federal False Claims Act (Note 17), the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in international jurisdictions, including the UK Anti-Bribery Act, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), General Data Protection Regulation (“GDPR”), domestic and foreign data protection, data security and privacy laws, laws related to the collection, storage, use and disclosure of personal data and laws and regulations relating to sanctions and money laundering. The failure to comply with these laws and regulatory standards, allegations of such non-compliance or the discovery of previously unknown problems with a product or manufacturer: (i) could result in FDA Form-483 notices and/or warning letters or the foreign equivalent, fines, delays or suspensions of regulatory clearances, investigations, detainment, seizures or recalls of products (with the attendant expenses), the banning of a particular device, an order to replace or refund the cost of any device previously manufactured or distributed, operating restrictions and/or civil or criminal prosecution, and/or penalties, as well as decreased sales as a result of negative publicity and product liability claims; (ii) could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation; (iii) could result in criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid and health programs outside the United States; and (iv) could otherwise disrupt our business and could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.

The healthcare industry is under continued scrutiny from state, federal and international governments, including with respect to industry practices in the area of sales and marketing. Certain states, including Massachusetts, have recently passed or are considering legislation restricting our interactions with health care providers and requiring disclosure of many payments to them. The federal government has recently introduced similar legislation, which may or may not preempt state laws. If our marketing, sales or other activities fail to comply with the FDA’s or other comparable foreign regulatory agencies’ regulations or guidelines, or other applicable laws, we may be subject to warnings from the FDA or investigations or enforcement actions from the FDA, Medicare, the Office of Inspector General of the U.S. Department of Health and Human Services or other government agencies or enforcement bodies. We anticipate that the government will continue to scrutinize our industry closely, and that additional regulation by governmental authorities may increase compliance costs, increase exposure to litigation and may have other adverse effects to our operations. The Company’s failure to comply with any marketing or sales regulations or any other applicable regulatory requirements could adversely affect our business, results of operations, financial condition and/or liquidity.
In addition, lawsuits by or otherwise involving employees, customers, licensors, licensees, suppliers, vendors, business partners, distributors, shareholders or competitors with respect to how we conduct our business could be very costly and could substantially disrupt our business. The occurrence of an adverse monetary or equitable judgment or a large expenditure in connection with a settlement of any of these matters could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
If we or some of our suppliers fail to comply with the FDA’s Quality System Regulation, or QSR, and other applicable post-market requirements, our manufacturing operations could be disrupted, our product sales and profitability could suffer, and we may be subject to a wide variety of FDA enforcement actions.
Our manufacturing processes and those of some of our suppliers must comply with the FDA’s Quality System Regulation, or QSR, which governs the methods used in, and the facilities and controls used for, the design, testing, manufacture, control, quality assurance, installation, servicing, labeling, packaging, storage and shipping of medical devices, and with current medical device adverse event reporting regulations, and similar foreign rules and regulations. The FDA enforces the QSR through unannounced inspections. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from negligent, reckless or criminal acts committed by our employees or agents. If we, or one of our suppliers, fail a QSR inspection, or if a corrective action plan adopted by us or one of our suppliers is not sufficient, the FDA may bring an enforcement action, and our operations could be disrupted and our manufacturing delayed. We are also subject to the FDA’s general prohibition against promoting our products for unapproved or “off-label” uses, the FDA’s adverse event reporting requirements and the FDA’s reporting requirements for field correction or product removals. The FDA has recently placed increased emphasis on its scrutiny of compliance with the QSR and these other post-market requirements. In addition, most other countries require us and our suppliers to comply with manufacturing and quality assurance standards for medical devices that are similar to those in force in the United States before marketing and selling our products in those countries. If we, or our suppliers, should fail to do so, we would lose our ability to market and sell our products in those countries.
If we cannot obtain and maintain marketing clearance or approval from governmental agencies, we will not be able to sell our products.
Our products are medical devices that are subject to extensive regulation in the United States and in the foreign countries in which they are sold. Unless an exemption applies, each medical device that we wish to market in the United States must receive either 510(k) clearance or Pre-Market Approval (“PMA”) from the FDA before the product can be sold. Either process can be lengthy and expensive. The FDA’s 510(k) clearance procedure, also known as “premarket notification,” is the process we have used for our current products. This process usually takes from four to twelve months from the date the premarket notification is submitted to the FDA, but may take significantly longer. Even after a device receives regulatory approval it remains subject to significant regulatory and quality requirements, such as manufacturing, recordkeeping, renewal, recertification or reporting and other post market approval requirements, which may include clinical, laboratory or other studies.
Product approvals by the FDA and other foreign regulators can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval or may be re-classified to a higher regulatory classification, such as requiring a PMA for a previously cleared 510(k) device. The PMA process is much more costly, lengthy and uncertain. It generally takes from one to three years from the date the application is submitted to, and filed with the FDA, and may take even longer. In addition, any modification to an FDA-cleared medical device that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, requires a new FDA 510(k) clearance or, possibly, a PMA.
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
The FDA and similar governmental authorities in other countries have the authority to order mandatory recall of our products or order their removal from the market if there are material deficiencies or defects in design, manufacture, installation, servicing or labeling of the device, or if the governmental entity finds that our products would cause serious adverse health consequences. A government mandated voluntary recall or field action by us could occur as a result of component failures, manufacturing errors or design defects, including labeling defects. Any recall of our products may harm our reputation with customers and divert managerial, engineering and financial resources. There is no assurance that we will not incur warranty or repair costs, be subject to liability claims for damages related to product defects, or experience manufacturing, shipping or other delays or interruptions as a result of these defects in the future. Our insurance policies may not provide sufficient protection should a claim be asserted. A recall of any of our products could harm our reputation, divert managerial and financial resources and have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
We may be subject to fines, penalties, injunctions or costly investigations if we are determined to be promoting the use of our products for unapproved or “off-label” uses.
If we are incorrect in our belief that our promotional materials and training methods regarding physicians are conducted in compliance with regulations of the FDA and other applicable regulations, and the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, the FDA could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Any of these results could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
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
In fiscal year 2021 we generated $1.5 million of revenue for sales to distributors doing business in Iran. We continuously review our ability to sell products to distributors that conduct business in Iran in accordance with all applicable U.S. laws. If laws, rules or regulations of the United States with respect to doing business in, or with parties that do business in, Iran change to restrict our ability to generate revenue in Iran, our revenue could decline, impacting our results of operations.
From time to time, we have limited business dealings in countries subject to comprehensive sanctions. These business dealings may expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts, revocations or restrictions of licenses, and/or criminal fines and imprisonment. We have established policies and procedures designed to assist with our compliance with such laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows.

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
Third parties may claim that our products infringe their patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult because, in general, patent applications can be maintained in secrecy for at least 18 months after their earliest priority date, and publication of discoveries in the scientific or patent literature often lag behind actual discoveries. Some companies in the medical device industry have used intellectual property infringement litigation to gain a competitive advantage. If a competitor were to challenge our patents, licenses or other intellectual property rights, or assert that our products infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive changes to our product design, pay royalties or other fees to license rights in order to continue manufacturing and selling our products, or pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume our financial resources but also divert our management’s time and effort. Such claims could also cause our customers or potential customers to purchase competitors’ products or defer or limit their purchase or use of our affected products until resolution of the claim. See Part I, Item 3 "Legal Proceedings" of this report for additional details on litigation regarding proprietary technology.
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
The trading price of our common stock price may be volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, attributable to outside factors and/or unrelated to operating performance. Such factors may include comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media coverage which may not be attributable to us and may not be reliable or accurate.
The NASDAQ Stock Market and medical devices companies in particular have experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of the companies. These broad market fluctuations may cause the trading price of our common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
During the year ended May 31, 2021, we operated in the following locations:

Location	Purpose	Approx. Sq. Ft.	Property Type
Latham, NY	Corporate headquarters	39,000	Leased
Glens Falls, NY	Manufacturing	41,000	Owned
Queensbury, NY	Manufacturing and distribution	194,000	Owned
Marlborough, MA	Research and development	31,000	Leased
Amsterdam, NL	Selling, marketing and administrative	8,100	Leased
Rehovot, IL	Research and development	4,300	Leased
In addition, we lease sales offices in various other jurisdictions.
Item 3. Legal Proceedings.
Information regarding legal proceedings is included in Note 17 to our consolidated financial statements in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our common stock is traded on the Global Select Market tier of the NASDAQ Stock Market LLC, under the symbol “ANGO.”
The following table sets forth, for the fiscal quarters indicated, the high and low sale prices for our common stock as reported by the NASDAQ Stock Market.

	Sale Price
	High	Low
Year ended May 31, 2021
Fourth Quarter	$25.12	$20.61
Third Quarter	$21.58	$13.77
Second Quarter	$14.38	$9.10
First Quarter	$12.01	$8.26

	Sale Price
	High	Low
Year ended May 31, 2020
Fourth Quarter	$11.75	$8.33
Third Quarter	$16.90	$11.40
Second Quarter	$19.26	$14.23
First Quarter	$21.89	$18.27
As of July 26, 2021, there were 170 holders of record of our common stock.
Dividends
We did not declare any cash dividends on our common stock during our last three fiscal years. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.
Performance Graph
The graph below matches AngioDynamics, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the RDG SmallCap Medical Devices index, and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from May 31, 2016 to May 31, 2021. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among AngioDynamics, Inc., the NASDAQ Composite Index,
the NASDAQ Medical Equipment Index and the RDG SmallCap Medical Devices Index

$350
$300
$250
$200
$150
$100
$50
$0
5/16
8/16
11/16
2/17
5/17
8/17
11/17
2/18
5/18
8/18
11/18
2/19
5/19
8/19
11/19
2/20
5/20
8/20
11/20
2/21
5/21
AngioDynamics, Inc.
NASDAQ Composite
NASDAQ Medical Equipment
RDG SmallCap Medical Devices

*$100 invested on 5/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending May 31.

Item 6. Selected Financial Data.
Information required by this Item 6 is not included as we are electing to exclude this information pursuant to Regulation S-K Item 301, as amended.
For financial data and discussion of our results of operations and financial position, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 “Financial Statements and Supplementary Data” contained in this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.
The following information should be read together with the audited consolidated financial statements and the notes thereto and other information included elsewhere in this annual report on Form 10-K. This discussion may contain forward-looking statements related to future events and our future financial performance that are based on current expectation and are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth in Part I, Item 1A, "Risk Factors" and "Disclosure Regarding Forward-Looking Statements" included in this Annual Report on Form 10-K.
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
We sell our products in the United States primarily through a direct sales force, and outside the U.S. through a combination of direct sales and distributor relationships. Our end users include interventional radiologists, interventional cardiologists, vascular surgeons, urologists, interventional and surgical oncologists and critical care nurses. We expect our businesses to grow in both sales and profitability by expanding geographically, penetrating new markets, introducing new products and increasing our presence internationally.
The COVID-19 global pandemic has impacted our business and may pose future risks. Even with the public health actions that have been taken to reduce the spread of the virus, there may continue to be disruptions with respect to consumer demand, hospital operating procedures and workflow, our ability to continue to manufacture products, the reliability of our supply chain and inflation. Accordingly, management continues to evaluate the Company’s liquidity position, communicate with and monitor the actions of our customers and suppliers, and review our near-term financial performance.
In the third quarter of fiscal year 2021, a benefit of $1.9 million was recorded as a result of the employee retention credit that the Company filed for under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act").
In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the year ended May 31, 2021 compared to the year ended May 31, 2020 follows:
Year ended May 31, 2021:
•Revenue increased by 10.2% to $291.0 million
•Gross margin as a percentage of sales decreased by 300 bps to 53.9%
•Operating loss decreased by $131.8 million to $35.3 million
•Cash flow from operations increased by $38.6 million to cash provided by operations of $24.1 million
The ongoing recovery from the COVID-19 pandemic has had a varying impact on each of our three businesses. Our Endovascular Therapies and Vascular Access businesses performed the strongest of the businesses during the year. The number of procedures continued to improve from the COVID-19 lows in the second half of last fiscal year. Our Oncology business continued to face pressure from reductions in procedure volumes due to challenges resulting from the COVID-19 pandemic and the resulting challenging capital spending environment. During fiscal year 2021, we focused on the following areas in responding to the COVID-19 pandemic:
•Supporting and progressing our key growth initiatives (the AngioVac, Auryon and NanoKnife systems);
•Managing operating expenses; and
•Managing our cash and balance sheet.
Strategic Initiatives to Drive Growth
As the Company has previously announced, the Company is focused on its ongoing transformation from a company with a broad portfolio of largely undifferentiated products to a more focused medical technology company that delivers unique and innovative health care solutions. The Company believes that this transformation will enable the Company to shift the portfolio from the mature, lower-growth markets where we have competed in the past by investing in technology and products that provide access to larger and faster growing markets. As such, we believe the growth in the near to mid-term will be driven by our high technology products including Auryon, Mechanical Thrombectomy (which includes AngioVac and thrombolytics) and NanoKnife. We will refer to these high technology product lines as our Med Tech business and we will refer to the remainder of the portfolio as our Med Device business.
Throughout the year, we introduced strategic moves designed to streamline our business, improve our overall business operations and position ourselves for growth. Those initiatives included:
•Product development process. The Company continued its disciplined product development process which is intended to improve the Company’s ability to bring new products to market. This included the launch of Auryon and SmartPort+, along with continued research and development activities to expand on our Mechanical Thrombectomy portfolio.
•Value Creation. To create value and drive future growth, the Company plans to practice dispassionate portfolio optimization and continue to focus on areas of compelling unmet needs including those that are patient-centric and evidenced-based. In addition, the Company is pursuing targeted global expansion opportunities.
Critical Accounting Policies and Use of Estimates
Our significant accounting policies are summarized in Note 1 "Basis of Presentation, Business Description and Summary of Significant Accounting Policies" in the Consolidated Financial Statements included in our Form 10-K. While all of these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.
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
The Company enters into agreements to place placement and evaluation units (“units”) at customer sites, but the Company retains title to the units. The duration of these agreements are typically a year and the customer has the right to use the unit at no upfront charge in connection with the customer’s ongoing purchase of disposables. These types of agreements include an embedded operating lease for the right to use the units. In these arrangements, revenue recognized for the sale of the disposables is not allocated between the disposal revenue and lease revenue due to the insignificant value of the units in relation to the total agreement value.
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
The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the year ended May 31, 2021, such product returns were not material.
Inventory
Inventories are stated at the lower of cost or net realizable value based on the first-in, first-out cost method and consist of raw materials, work in process and finished goods. Appropriate consideration is given to deterioration, obsolescence, expiring and other factors in evaluating net realizable value. When we evaluate inventory for excess quantities and obsolescence, we utilize historical product usage experience and expected demand for establishing our reserve estimates. Our actual product usage may vary from the historical experience and estimating demand is inherently difficult which may result in us recording excess and obsolete inventory amounts that do not match the required amounts. An increase to inventory reserves results in a corresponding increase in cost of revenue. Inventories are written off against the reserve when they are physically disposed.
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
Goodwill and Intangible Assets
Intangible assets other than goodwill, indefinite lived intangible assets and in process research and development ("IP R&D") are amortized over their estimated useful lives, which range between two to eighteen years, on either a straight-line basis over the expected period of benefit or as revenue is earned from the sales of the related product. The Company periodically reviews the estimated useful lives of intangible assets and reviews such assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. When testing for impairment of definite-lived intangible assets held for use, the Company groups assets at the lowest level for which cash flows are separately identifiable. The Company operates as a single asset group. If a triggering event is deemed to exist, the Company performs an undiscounted operating cash flow analysis to determine if an impairment exists. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
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

As detailed in Note 9, "Goodwill and Intangible Assets" in the Consolidated Financial Statements including on our Form 10-K, during the fourth quarter of fiscal year 2021, the Company made the decision to abandon the OARtrac product technology and trademark. This resulted in an impairment charge of $14.0 million. In the fourth quarter of fiscal year 2020, the Company recorded a goodwill impairment loss of $158.6 million as the fair value of the reporting unit was less than its carrying value. There were no adjustments to goodwill for the year ended May 31, 2021 other than foreign currency translation adjustments.
Results of Operations for the years ended May 31, 2021 and 2020
For the fiscal year ended May 31, 2021, we reported net loss from continuing operations of $31.5 million, or $0.82 loss per diluted share, on net sales of $291.0 million compared to a fiscal year 2020 net loss of $166.8 million, or $4.39 loss per diluted share, on net sales of $264.2 million.
Net Sales
Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts, rebates and returns.
Net sales for the year ended May 31, 2021 and 2020 were:

	Year ended May 31,
(in thousands)	2021	2020	% Change
Net Sales by Product Category
Endovascular Therapies	$135,079	$112,706	19.9%
Vascular Access	101,310	94,299	7.4%
Oncology/Surgery	54,621	57,152	(4.4)%
Total	$291,010	$264,157	10.2%

Net Sales by Geography
United States	$237,043	$207,980	14.0%
International	53,967	56,177	(3.9)%
Total	$291,010	$264,157	10.2%
For the year ended May 31, 2021, net sales increased $26.9 million to $291.0 million compared to the year ended May 31, 2020. The prior year net sales numbers, specifically in the fourth quarter, were significantly impacted by the COVID-19 global pandemic.
Endovascular Therapies
•Total Endovascular Therapies sales increased $22.4 million or 19.9%. Auryon, which was acquired as part of the Eximo acquisition in the second quarter of fiscal year 2020, contributed $11.1 million in disposable sales. The AngioVac business grew $8.0 million as the Company continued to see increased case volumes in AngioVac, which increased 39% from the prior year. Additionally, Core Peripheral product sales increased $5.6 million. EVLT remained consistent with the prior year.
•U.S. Endovascular Therapies net sales increased $22.5 million due to increased case volume in AngioVac, increased Core Peripheral product sales and $11.1 million in sales of Auryon. These increases were partially offset by decreased sales volume in EVLT.
•International Endovascular Therapies net sales decreased $0.1 million.
Vascular Access
•Total Vascular Access sales increased $7.0 million due to increased sales of PICCs, Ports, Midlines and Dialysis of $2.5 million, $1.3 million, $3.1 million and $0.1 million, respectively. These increases are partially the result of a large order in the United Kingdom related to the COVID-19 pandemic for $5.2 million in the first quarter of fiscal year 2021 along with the distribution agreement with MedComp for the sale of certain PICC products. BioFlo product lines comprised 52% of overall Vascular Access sales compared to 51% in the prior year.
•U.S. Vascular Access net sales increased $4.3 million primarily due to increased PICCs, Ports and Midline sales of $1.1 million, $1.4 million and $1.5 million, respectively. These increases are attributed to a group purchasing organization agreement that was signed in the third quarter of the prior fiscal year, new strategic relationships and the launch of SmartPort+.
•International Vascular Access net sales increased by $2.7 million primarily as a result of a large order in the United Kingdom related to the COVID-19 pandemic for $5.2 million. This was partially offset by decreased PICC sales in Latin America of $1.6 million.
Oncology/Surgery
•Total Oncology/Surgery sales decreased $2.5 million year over year. The sales were significantly impacted by the challenging capital spending environment as a result of the COVID-19 pandemic, as Microwave and NanoKnife capital sales decreased $4.2 million. Of this decrease, $2.1 million is due to a large NanoKnife distributor order in the Asia-Pacific region ("APAC") in the prior year. Radiofrequency Ablation sales also decreased $1.6 million, Balloon product sales decreased by $1.1 million and other sales decreased $0.7 million. These decreases were partially offset by increased Microwave and NanoKnife disposable sales of $2.1 million and $1.2 million, respectively, and increased BioSentry sales of $2.0 million.
•U.S. Oncology net sales increased by $2.3 million primarily due to increased NanoKnife disposable sales of $1.5 million, BioSentry sales of $2.0 million and Microwave disposable sales of $1.3 million. The increased NanoKnife disposable sales is the result of the increased capital base that was developed in the prior year along with increased case volumes as hospitals have begun to lift restrictions on procedures. This was partially offset by decreased NanoKnife capital sales of $1.1 million and Balloon product sales of $1.1 million.
•International Oncology sales decreased $4.8 million year over year. The decrease was driven by lower NanoKnife capital and disposable sales of $3.0 million and decreased Radiofrequency Ablation sales of $2.1 million as a result of market pressures and hospital restrictions due to the COVID-19 pandemic. Of the $3.0 million decrease in NanoKnife capital and disposable sales, $2.1 million was related to a NanoKnife distributor order in APAC in the prior year.
Gross Profit, Operating expenses, and Other income (expense)

	Year ended May 31,
(in thousands)	2021	2020	% Change
Gross profit (exclusive of intangible amortization)	$156,788	$150,272	4.3%
Gross profit % of sales	53.9%	56.9%
Research and development	$36,390	$29,682	22.6%
% of sales	12.5%	11.2%
Selling and marketing	$81,306	$78,634	3.4%
% of sales	27.9%	29.8%
General and administrative	$35,918	$37,872	(5.2)%
% of sales	12.3%	14.3%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
While gross profit increased by $6.5 million compared to the prior year, gross profit as a percentage of sales decreased 300 basis points. The change is primarily attributable to the following:
•Sales volume positively impacted gross profit by $16.6 million year over year;
•Net productivity negatively impacted gross profit by $10.0 million primarily as a result of under absorption, and to a lesser extent inflation, of $5.1 million and start-up costs of $4.0 million related to the Auryon launch. The under absorption in manufacturing operations was due to the Company maintaining staffing levels during the COVID-19 global pandemic to mitigate risk, along with a focus on working capital management through inventory reduction;
•Mix negatively impacted gross margin by $0.8 million as a result of the large order in the United Kingdom for lower gross margin products and decreased NanoKnife capital sales. This was partially offset by increased AngioVac sales; and
•A benefit of $0.7 million was recorded to gross profit which represents a portion of the employee retention credit that the Company filed for under the provisions of the CARES Act in the third quarter of the current year.

Research and development expense - Research and development (“R&D”) expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs.
R&D expense increased $6.7 million compared to the prior year. The increase is primarily attributable to the following:
•AngioVac platform expansion, the NanoKnife DIRECT© study and the Pathfinder study increased $3.6 million and Auryon related expenses increased by $2.7 million;
•Outside consultant expense and other expense increased $0.5 million and travel expenses decreased $0.5 million;
•Compensation and benefits increased $0.7 million, of which $0.4 million related to variable compensation; and
•A benefit of $0.3 million was recorded to R&D expense which represents a portion of the employee retention credit that the Company filed for under the provisions of the CARES Act in the third quarter of the current year.

Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense increased by $2.7 million compared to the prior year. The increase is primarily attributable to the following:
•Expense related to the build-out of the Auryon sales and marketing teams to prepare for full product launch of $7.7 million;
•Travel expense decreased $2.4 million due to less travel as a result of the COVID-19 pandemic. In addition, tradeshow and other expense decreased $1.2 million primarily due to the cancellation of events;
•Compensation and benefits decreased $0.7 million due to decreased salaries as a result of open roles partially offset by increased variable compensation and commissions; and
•A benefit of $0.9 million was recorded to sales and marketing expense which represents a portion of the employee retention credit that the Company filed for under the provisions of the CARES Act in the third quarter of the current year.

General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense decreased by $2.0 million compared to the prior year. The decrease is primarily attributable to the following:
•Legal and professional fees relating to ongoing litigation that is within the normal course of business decreased $3.7 million;
•Compensation and benefits increased approximately $2.1 million primarily as a result of increased variable compensation and stock based compensation expense; and
•Decreased consulting and other expense of $0.1 million and decreased travel expense of $0.2 million as a result of the COVID-19 pandemic.

	Year ended May 31,
(in thousands)	2021	2020	$ Change
Amortization of intangibles	$18,136	$18,121	$15
Goodwill impairment	$—	$158,578	$(158,578)
Change in fair value of contingent consideration	$89	$(11,531)	$11,620
Acquisition, restructuring and other items, net	$20,232	$6,014	$14,218
Other expense	$(769)	$(1,037)	$268
Amortization of intangibles - Represents the amount of amortization expense that was taken on intangible assets held by the Company.
•Amortization expense remained consistent compared to the prior year.
Goodwill Impairment - Represents the impairment charge taken on goodwill.
•The Company recorded a non-cash goodwill impairment charge of $158.6 million for the year ended May 31, 2020 as the fair value of the reporting unit was less than its carrying value. There were no adjustments to goodwill for the year ended May 31, 2021 other than foreign currency translation adjustments.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•The change is primarily due to RadiaDyne revised sales projections and a technical milestone that would not be achieved. This resulted in a $9.2 million and $2.7 million reduction in the fair value of the contingent liability in the prior year.
•During the current year, a decision was made to no longer pursue the final RadiaDyne technical milestone, which resulted in a reduction in the liability of $0.8 million. This reduction in the fair value was offset by normal amortization of the present value of the Eximo contingent consideration recorded in the second quarter of fiscal year 2020.
Acquisition, restructuring and other items, net - Acquisition, restructuring and other items, net represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.
Acquisition, restructuring and other items, net increased by $14.2 million compared to the prior year. The increase is attributable to the following:
•Legal expense, related to litigation that is outside of the normal course of business, of $6.2 million was recorded in fiscal year 2021 compared to $2.7 million in the prior year. Included in legal for fiscal year 2021, is a $1.0 million settlement expense;
•There was no M&A expense incurred in fiscal year 2021 compared to $0.8 million in the prior year;
•In fiscal year 2021, the Company incurred $0.4 million of expense to move manufacturing facilities as a result of the sale of the Fluid Management business compared to $2.8 million in the prior year;
•As part of the sale of the Fluid Management business, the Company entered into a transition services agreement with Medline for certain legal, human resource, tax, accounting and information technology services from the Company for a period not to exceed 24 months. As a result of the transition services agreement, the Company invoiced Medline $1.0 million in fiscal year 2021 compared to $1.8 million in the prior year;
•Other expenses of $0.8 million consists of severance associated with organizational changes, compared to $1.5 million in the prior year; and
•A $14.0 million impairment charge was recorded in fiscal year 2021 as a result of the decision to abandon the OARtrac product technology and trademark.

Other expense - Other expense includes interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.
•The decrease in other expense from the prior year of $0.3 million is primarily due to foreign currency unrealized gains of $0.4 million and the prior year write-off of deferred financing fees associated with the old Credit Facility of $0.6 million. This was partially offset by increased interest expense of $0.2 million for the $20.0 million outstanding on the Revolving Facility at the end of fiscal year 2021 compared to $40.0 million outstanding in the prior year. In addition, interest income decreased by $0.3 million.
Income Tax Benefit

	Year ended May 31,
(in thousands)	2021	2020
Income tax benefit	$(4,504)	$(1,348)
Effective tax rate	12%	1%
Our effective tax rate was a benefit of 12% for fiscal year 2021 compared with an effective tax rate benefit of 1% for the prior year. The current year effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation). The prior year effective tax rate differs from the U.S. Federal statutory tax rate of 21% primarily due to no tax benefit being recorded on the goodwill impairment of $158.6 million.
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
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of May 31, 2021. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
Liquidity and Capital Resources
We regularly review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic. We believe that our current cash on hand and availability under our Revolving Facility provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. We are closely monitoring receivables and payables.
Our cash and cash equivalents totaled $48.2 million as of May 31, 2021, compared with $54.4 million as of May 31, 2020. As of May 31, 2021, total debt outstanding related to the Revolving Facility was $20.0 million. The fair value of the contingent consideration liability as of May 31, 2021 was $15.7 million.
The table below summarizes our cash flows for the years ended May 31, 2021 and 2020:

	Year ended May 31,
(in thousands)	2021	2020
Cash provided by (used in):
Operating activities	$24,093	$(14,554)
Investing activities	(13,711)	(63,345)
Financing activities	(16,986)	(95,242)
Effect of exchange rate changes on cash and cash equivalents	330	(65)
Net change in cash and cash equivalents	$(6,274)	$(173,206)
During the years ended May 31, 2021 and 2020, cash flows consisted of the following:
Cash provided by (used in) operating activities:
Year ended 2021:
•Net loss of $31.5 million, plus the non-cash items, primarily driven by depreciation and amortization and share-based compensation, along with the changes in working capital below, contributed to cash provided by operations of $24.1 million.
•In fiscal year 2021, working capital was favorably impacted by decreased inventory on hand of $11.5 million and increased accounts payable and accrued liabilities of $4.9 million. This was partially offset by increased accounts receivable of $4.2 million.
Year ended 2020:
•Net loss of $166.8 million plus the non-cash items, primarily driven by the goodwill impairment, depreciation and amortization and share-based compensation, along with the changes in working capital below, contributed to cash used in operations of $14.6 million.
•Working capital was negatively impacted by increased inventory on hand of $18.8 million and decreased accounts payable and accrued liabilities of $15.5 million. Accounts receivable had a favorable impact of $11.9 million on working capital as a result of the sale of the Fluid Management business and decreased sales in the fourth quarter as a result of the impact from COVID-19.

Cash used in investing activities:
Year ended 2021:
•$5.2 million of cash was used for fixed asset additions and $8.5 million of Auryon placement and evaluation units.
Year ended 2020:
•$45.8 million payment to acquire Eximo Medical Ltd. and $10.0 million payment to acquire the C3 Wave tip location asset from Medical Components, Inc. Refer to Note 2 of the financial statements; and
•$7.2 million in fixed asset additions primarily related to building improvements along with maintenance of equipment.
Cash used in financing activities:
Year ended 2021:
•$20.0 million in payments on the Revolving Facility in fiscal year 2021; and
•$3.0 million of proceeds from stock option and ESPP activity.
Year ended 2020:
•$132.5 million repayment of long-term debt in conjunction with the new Credit Agreement that was entered into at the beginning of the first quarter of fiscal year 2020. Refer to Note 12 of the financial statements;
•$40.0 million draw on the Revolving Facility;
•$0.8 million of outlays from stock option and ESPP activity; and
•$1.2 million payment on earn-out liabilities.
On June 3, 2019 and in connection with the completion of the Fluid Management divestiture, the Company repaid all amounts outstanding under its existing Credit Agreement and entered into a new Credit Agreement. The Credit Agreement provides for a $125.0 million secured Revolving Facility, which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $75.0 million.  The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00. The other financial covenant requires us to maintain a total leverage ratio of not greater than 3.00 to 1.00. The total leverage ratio is based upon our trailing twelve months total adjusted EBITDA (as defined in the Credit Agreement). The amount that we can borrow under our Credit Agreement is directly based on our leverage ratio. The interest rate on the Revolving Facility at May 31, 2021 was 1.36%.
On December 17, 2019, the Company made a $15.0 million draw on the Revolving Facility as part of the acquisition of the C3 Wave tip location asset from Medical Components Inc. that is described Note 2 to the financial statements. In the fourth quarter of fiscal year 2020, the Company made an additional $25.0 million draw on the Revolving Facility. In December 2020 and March 2021, payments of $10.0 million each were made on the Revolving Facility. We believe that our current cash balance, together with cash generated from operations and access to our Revolving Facility, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make acquisitions of other businesses or technologies in the future for cash, we may require external financing.
Our contractual obligations as of May 31, 2021 are set forth in the table below (in thousands). We have no variable interest entities or other off-balance sheet obligations.

	Cash payments due by period as of May 31, 2021
(in thousands)	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long term debt and interest	$21,008	$504	$20,504	$—	$—
Operating leases (1)	10,724	2,923	5,032	2,598	171
Purchase obligations (2)	4,697	4,697	—	—	—
Acquisition-related future obligations (3)	20,000	—	15,000	5,000	—
Royalties	47,700	3,800	7,600	7,600	28,700
Litigation matters	975	975	—	—	—
	$105,104	$12,899	$48,136	$15,198	$28,871
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

Results of Operations for the years ended May 31, 2020 and 2019
For management discussion and analysis of our 2020 financial results and liquidity compared with 2019, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended May 31, 2020 filed on August 10, 2020.
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
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 6.6% of our sales in fiscal year 2021 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expense) Income. Significant non-functional balances include accounts receivable due from some of our international customers.
INTEREST RATE RISK
On June 3, 2019, we entered into the Credit Agreement which provides for a $125.0 million Revolving Facility. Interest on the facility will be based, at the Company’s option, on either a base rate of LIBOR or alternate base rate, plus an applicable margin tied to the Company’s total leverage ratio and having ranges between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. In the event of default, the interest rate may be increased by 2.0%. As of May 31, 2021, there was $20.0 million outstanding on the Revolving Facility. The interest rate on the Revolving Facility at May 31, 2021 was 1.36%.
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
Item 8. Financial Statements and Supplementary Data.
Financial statements and supplementary data required by Part II, Item 8 are included in Part IV of this report and indexed under Item 15 (a) (1) and (2) of this report, and are incorporated by reference into this Item 8.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of May 31, 2021.
The effectiveness of our internal control over financial reporting as of May 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended May 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
AngioDynamics, Inc.
Latham, New York
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of AngioDynamics, Inc. and subsidiaries (the “Company”) as of May 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended May 31, 2021, of the Company and our report dated July 27, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
July 27, 2021

Item 9B. Other Information.
    None.

Part III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year end pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders, currently scheduled for October 2021. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements
The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

(2) Financial Statement Schedules
The following consolidated financial statement schedule is included in Part IV of this report:

Schedule II—Valuation and qualifying accounts	84
All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits	85

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
AngioDynamics, Inc.
Latham, New York
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AngioDynamics, Inc. and subsidiaries (the "Company") as of May 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended May 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 27, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventories – Excess Quantities and Obsolescence — Refer to Notes 1 & 6
Critical Audit Matter Description
The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary based upon historical experience, assessment of economic conditions, and expected demand. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory. As of May 31, 2021, the Company has inventories of $48.6 million, net of excess quantities and obsolescence reserves.
We identified the reserve for excess quantities and obsolete inventory as a critical audit matter because of the significant estimates and assumptions management makes to quantify and to record the reserve, including the determination of expected demand. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and the reasonableness of assumptions including expected demand.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the reserve for excess quantities and obsolete inventory including management’s estimate of expected demand, included the following, among others:
•We tested the effectiveness of controls over inventory, including those over the estimation of reserves for excess quantities and obsolescence.
•We evaluated the reasonableness of the Company's excess and obsolete inventory policy, considering historical experience and the underlying assumptions.
•We tested the calculation of the excess and obsolete reserve pursuant to the Company's policy, on a sample basis, including the completeness and accuracy of the data used in the calculation.
•We performed a retrospective review by comparing management’s prior year projections of future demand by product, with actual product sales in the current year to identify potential bias in the inventory reserve.

•We held discussions with senior financial and operating management to determine whether any strategic, regulatory, or operational changes in the business were consistent with the projections of future demand that were utilized as the basis for the reserves recorded.
•We considered the existence of contradictory evidence based on consideration of internal communication to management and the board of directors, Company press releases, and analysts' reports, as well as any changes within the business.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
July 27, 2021

We have served as the Company’s auditor since 2016.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended May 31,
	2021	2020	2019
Net sales	$291,010	$264,157	$270,634
Cost of sales (exclusive of intangible amortization)	134,222	113,885	114,634
Gross profit	156,788	150,272	156,000
Operating expenses
Research and development	36,390	29,682	28,258
Sales and marketing	81,306	78,634	76,829
General and administrative	35,918	37,872	34,902
Amortization of intangibles	18,136	18,121	17,056
Goodwill impairment	—	158,578	—
Change in fair value of contingent consideration	89	(11,531)	(6,776)
Acquisition, restructuring and other items, net	20,232	6,014	15,127
Total operating expenses	192,071	317,370	165,396
Operating loss	(35,283)	(167,098)	(9,396)
Other expenses
Interest expense, net	(861)	(907)	(5,099)
Other income (expense), net	92	(130)	(207)
Total other expenses, net	(769)	(1,037)	(5,306)
Loss from continuing operations before income tax benefit	(36,052)	(168,135)	(14,702)
Income tax benefit	(4,504)	(1,348)	(3,556)
Net loss from continuing operations	(31,548)	(166,787)	(11,146)
Income from discontinued operations, net of income tax	—	—	72,486
Net income (loss)	$(31,548)	$(166,787)	$61,340

Loss per share - continuing operations
Basic	$(0.82)	$(4.39)	$(0.30)
Diluted	$(0.82)	$(4.39)	$(0.30)
Income per share - discontinued operations
Basic	$—	$—	$1.93
Diluted	$—	$—	$1.93
Income (loss) per share
Basic	$(0.82)	$(4.39)	$1.64
Diluted	$(0.82)	$(4.39)	$1.64
Weighted average shares outstanding
Basic	38,342	37,961	37,485
Diluted	38,342	37,961	37,485
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended May 31,
	2021	2020	2019
Net income (loss)	$(31,548)	$(166,787)	$61,340
Other comprehensive income (loss), before tax:
Unrealized gain on marketable securities	—	—	33
Reclassification adjustment for gains included in net income	—	—	(116)
Foreign currency translation gain (loss)	4,494	11	(317)
Other comprehensive income (loss), before tax	4,494	11	(400)
Income tax benefit (expense) related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	4,494	11	(400)
Total comprehensive income (loss), net of tax	$(27,054)	$(166,776)	$60,940

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31, 2021	May 31, 2020
Assets
Current Assets
Cash and cash equivalents	$48,161	$54,435
Accounts receivable, net of allowances of $1,919 and $2,150, respectively	35,405	31,263
Inventories	48,614	59,905
Prepaid expenses and other	8,699	7,310
Total current assets	140,879	152,913
Property, plant and equipment, net	37,073	28,312
Intangible assets, net	168,977	197,136
Goodwill	201,316	200,515
Other assets	13,193	15,338
Total Assets	$561,438	$594,214
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$19,630	$19,096
Accrued liabilities	35,459	29,380
Current portion of contingent consideration	—	836
Other current liabilities	2,495	2,133
Total current liabilities	57,584	51,445
Long-term debt	20,000	40,000
Deferred income taxes	19,955	24,057
Contingent consideration, net of current portion	15,741	14,811
Other long-term liabilities	8,701	9,029
Total Liabilities	121,981	139,342
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 38,920,951 and 38,448,536 shares issued and 38,550,951 and 38,078,536 shares outstanding at May 31, 2021 and 2020, respectively	377	374
Additional paid-in capital	573,507	561,871
Accumulated deficit	(131,866)	(100,318)
Treasury stock, 370,000 shares, at cost at May 31, 2021 and 2020, respectively	(5,714)	(5,714)
Accumulated other comprehensive loss	3,153	(1,341)
Total Stockholders' Equity	439,457	454,872
Total Liabilities and Stockholders' Equity	$561,438	$594,214
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at May 31, 2018	37,594,493	$370	$543,762	$5,129	$(952)	(370,000)	$(5,714)	$542,595
Net income				61,340				61,340
Exercise of stock options	134,253	1	1,525					1,526
Issuance/cancellation of restricted stock units	177,538		(667)					(667)
Issuance of performance share units	5,235							—
Purchase of common stock under Employee Stock Purchase Plan	72,863	1	1,171					1,172
Stock-based compensation			9,249					9,249
Other comprehensive loss, net of tax					(400)			(400)
Balance at May 31, 2019	37,984,382	$372	$555,040	$66,469	$(1,352)	(370,000)	$(5,714)	$614,815
Net loss				(166,787)				(166,787)
Exercise of stock options	50,636	1	560					561
Issuance/cancellation of restricted stock units	312,951		(2,537)					(2,537)
Purchase of common stock under Employee Stock Purchase Plan	100,567	1	1,216					1,217
Stock-based compensation			7,592					7,592
Other comprehensive income, net of tax					11			11
Balance at May 31, 2020	38,448,536	$374	$561,871	$(100,318)	$(1,341)	(370,000)	$(5,714)	$454,872
Net loss				(31,548)				(31,548)
Exercise of stock options	123,536	1	1,929					1,930
Issuance/cancellation of restricted stock units	184,685		(223)					(223)
Purchase of common stock under Employee Stock Purchase Plan	164,194	2	1,305					1,307
Stock-based compensation			8,625					8,625
Other comprehensive income, net of tax					4,494			4,494
Balance at May 31, 2021	38,920,951	$377	$573,507	$(131,866)	$3,153	(370,000)	$(5,714)	$439,457
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended May 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(31,548)	$(166,787)	$61,340
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,916	23,805	25,880
Non-cash lease expense	2,456	2,070	—
Goodwill impairment	—	158,578	—
Stock based compensation	8,625	7,592	9,249
Gain on disposition	—	—	(46,592)
Transaction costs for disposition	—	—	(4,030)
Change in fair value of contingent consideration	89	(11,531)	(6,776)
Deferred income tax provision	(4,805)	(1,568)	(2,655)
Changes in accounts receivable allowances	207	429	(202)
Asset impairments and disposals	14,228	1,321	2,495
Other	(147)	86	(5)
Changes in operating assets and liabilities:
Accounts receivable	(4,162)	11,918	(3,177)
Inventories	11,539	(18,845)	(1,428)
Prepaid expenses and other	(3,181)	(6,155)	(1,871)
Accounts payable, accrued and other liabilities	4,876	(15,467)	5,212
Net cash provided by (used in) operating activities	24,093	(14,554)	37,440
Cash flows from investing activities:
Additions to property, plant and equipment	(5,187)	(7,235)	(3,118)
Additions to placement and evaluation units	(8,524)	—	—
Proceeds from disposition of discontinued operations	—	—	169,242
Cash paid for acquisitions	—	(55,760)	(84,920)
Acquisition of intangibles	—	(350)	—
Proceeds from sale of marketable securities	—	—	1,350
Net cash provided by (used in) investing activities	(13,711)	(63,345)	82,554
Cash flows from financing activities:
Repayment of long-term debt	(20,000)	(132,500)	(15,000)
Proceeds from borrowings on long-term debt	—	40,000	55,000
Deferred financing costs on long-term debt	—	(775)	—
Payment of acquisition related contingent consideration	—	(1,208)	(8,100)
Proceeds (outlays) from exercise of stock options and employee stock purchase plan	3,014	(759)	2,031
Net cash provided by (used in) financing activities	(16,986)	(95,242)	33,931
Effect of exchange rate changes on cash and cash equivalents	330	(65)	(380)
(Decrease) increase in cash and cash equivalents	(6,274)	(173,206)	153,545
Cash and cash equivalents at beginning of year	54,435	227,641	74,096
Cash and cash equivalents at end of year	$48,161	$54,435	$227,641

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year ended May 31,
	2021	2020	2019
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of fixed assets	$(139)	$224	$(114)
Fair value of contingent consideration for acquisitions	—	14,900	25,100
Fair value of acquisition consideration included in accrued expenses	—	—	4,650
Cash paid during the year for:
Interest	$731	$413	$5,115
Income taxes	313	682	426

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION, BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Description of Business
The consolidated financial statements include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, (collectively, "us", "we", or the “Company”).
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
Inventories
Inventories are stated at the lower of cost or net realizable value based on the first-in, first-out cost method and consist of raw materials, work in process and finished goods. The standard cost of finished goods and work-in-process inventory is composed of material, labor and manufacturing overhead, which approximates actual cost. In addition to stating inventory at the lower of cost or net realizable value, we also evaluate inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary based upon historical experience, assessment of economic conditions and expected demand. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory An increase to inventory reserves results in a corresponding increase in cost of revenue. Inventories are written off against the reserve when they are physically disposed.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Placement and evaluation units represent capital equipment placed at customer locations under placement or evaluation agreements for which depreciation expense is included in cost of sales on the Consolidation Statements of Operations. Refer below for useful lives by category:

Estimated useful lives
Building and building improvements	4 to 39 years
Computer software and equipment	3 to 5 years
Machinery and equipment	5 to 8 years
Placement and evaluation units	5 years
The Company evaluates property, plant and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.
Goodwill and Intangible Assets
Intangible assets other than goodwill, indefinite lived intangible assets and in process research and development ("IP R&D") are amortized over their estimated useful lives, which range between two to eighteen years, on either a straight-line basis over the expected period of benefit or as revenue is earned from the sales of the related product. The Company periodically reviews the estimated useful lives of intangible assets and reviews such assets or asset groups for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. When testing for impairment of definite-lived intangible assets held for use, the Company groups assets at the lowest level for which cash flows are separately identifiable. The Company operates as a single asset group. If a triggering event is deemed to exist, the Company performs an undiscounted operating cash flow analysis to determine if an impairment exists. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
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
Stock-Based Compensation
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

Derivative instruments are presented in the consolidated financial statements at their fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of hedged items that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss). There were no derivative instruments held by the Company as of May 31, 2021 and 2020.
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

Recently Issued Accounting Pronouncements - Not Yet Applicable or Adopted
There are no new accounting pronouncements issued that are expected to have a material impact on our consolidated financial statements.

2. ACQUISITIONS
C3 Wave Tip Location Acquisition
On December 17, 2019, the Company acquired the C3 Wave tip location asset from Medical Components Inc.("MedComp") for an aggregate purchase price of $10.0 million with $5.0 million of potential future contingent consideration related to technical milestones. This acquisition filled a gap in the Vascular Access portfolio and supports the Company's strategic plan. The Company accounted for this acquisition as an asset purchase. The Company recorded the amount paid at closing as inventory of $0.6 million and intangible assets of a trademark of $0.9 million and product technology of $8.5 million. The intangible assets will be amortized over 15 years. The contingent consideration is comprised of technical milestones and will be accounted for when the contingency is resolved or becomes probable and reasonably estimable.
Eximo Acquisition
On October 2, 2019, the Company entered into a share purchase agreement to acquire Eximo Medical, Ltd., a pre-commercial stage medical device company with a proprietary 355nm laser atherectomy technology. The aggregate purchase price of $60.7 million included an upfront payment of $45.8 million and contingent consideration with an estimated fair value of $14.9 million. This acquisition expanded and complemented the Company’s Endovascular Therapies product portfolio by adding the 355nm laser atherectomy technology (Auryon) which treats Peripheral Artery Disease.
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
RadiaDyne Acquisition
On September 21, 2018, the Company acquired RadiaDyne, a privately held medical diagnostic and device company that designs and develops patient dose monitoring technology to improve cancer treatment outcomes. The aggregate purchase price of $75.0 million included an upfront payment of $47.9 million, contingent consideration with an estimated fair value of $22.3 million, an indemnification holdback of $4.6 million and a purchase price holdback of $0.2 million. The fair value of contingent consideration of $22.3 million was comprised of $16.5 million for the revenue milestones and $5.8 million for the technical milestones. The indemnification holdback was recorded in accrued liabilities at May 31, 2020 and was released during fiscal year 2021.
This acquisition expanded the Company’s growing Oncology business by adding RadiaDyne’s oncology solutions, including the IsoLoc/ImmobiLoc and Alatus balloon stabilizing technologies.
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
The values assigned to the RadiaDyne and OARtrac trademark and product technologies were derived using the relief-from-royalties method under the income approach. This approach is used to estimate the cost savings that accrue for the owner of an intangible asset who would otherwise have to pay royalties or licensing fees on revenues earned through the use of the asset if they had not owned the rights to use the assets. The net after-tax royalty savings are calculated for each year in the remaining economic life of the intangible asset and discounted to present value. The trademarks were deemed to have a useful life of five to seven years and the product technologies were deemed to have a useful life of seven to ten years. Both are amortized on a straight-line basis over their useful life.

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
During the fourth quarter of fiscal year 2021, the Company made the decision to abandon the OARtrac product technology and trademark. This resulted in an impairment charge of $14.0 million. The impairment charge is recorded in "Acquisition, restructuring and other items, net", on the Consolidated Statement of Operations (see Note 19). At May 31, 2021, the fair value of the contingent liability for RadiaDyne is zero (see Note 5).
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
The Company has not disclosed the amount of revenue and earnings for sales of BioSentry products since acquisition, nor proforma information, because these amounts are not significant to the Company's financial statements. Acquisition-related costs associated with the BioSentry acquisition, which are included in acquisition, restructuring and other expenses, net in the accompanying Consolidated Statements of Operations, were approximately $1.0 million in fiscal year 2019. The following table summarizes the final purchase price allocated to the net assets acquired:

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
Pursuant to a transition services agreement entered into and effective on the closing of the transaction, the Company supplied certain services to Medline. Medline received certain legal, human resource, tax, accounting and information technology services from the Company which ended in the fourth quarter of fiscal year 2021.
As a result of the Divestiture, the results of operations from the Fluid Management business are reported in the accompanying consolidated statements of operations as “Income from discontinued operations, net of income tax” for the year ended May 31, 2019.
The following table summarizes the financial results of discontinued operations:

(in thousands)	May 31, 2019
Net sales	$88,850
Cost of sales (exclusive of amortization)	52,978
Gross profit	35,872

Operating expenses
Research and development	1,177
Sales and marketing	4,129
General and administrative	271
Amortization of intangibles	2,716
Total operating expenses	8,293
Operating income	27,579

Gain on divestiture	46,592

Income from discontinued operations before income taxes	74,171
Income tax expense	(1,685)
Income from discontinued operations	$72,486
In accordance with GAAP, only expenses specifically identifiable and related to a business to be disposed may be allocated to discontinued operations. As such, the selling and marketing, research and development and general and administrative expenses recorded in discontinued operations include corporate costs incurred directly in support of the Fluid Management portfolio.
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
(1) Costs include advisory fees, legal fees and professional fees
Proceeds from the sale of Fluid Management have been presented in the Consolidated Statements of Cash Flows under investing activities for the fiscal year ended May 31, 2019.  Total operating and investing cash flows of discontinued operations for the fiscal year ended May 31, 2019 is comprised of the following, which exclude the effect of income taxes:

(in thousands)	2019
Net cash provided by operating activities	$2,245
Net cash provided by investing activities	982
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
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following tables summarize net product revenue by Global Business Unit and geography for the years ended May 31, 2021, 2020 and 2019:

	Year ended May 31, 2021			Year ended May 31, 2020
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Endovascular Therapies	$121,427	$13,652	$135,079	$98,965	$13,741	$112,706
Vascular Access	81,088	20,222	101,310	76,768	17,531	94,299
Oncology	34,528	20,093	54,621	32,247	24,905	57,152
Total	$237,043	$53,967	$291,010	$207,980	$56,177	$264,157

	Year ended May 31, 2019
(in thousands)	United States	International	Total
Net sales
Endovascular Therapies	$106,767	$13,134	$119,901
Vascular Access	79,611	15,119	94,730
Oncology	30,579	25,424	56,003
Total	$216,957	$53,677	$270,634
Net Product Revenue
The Company's products consist of a wide range of medical, surgical and diagnostic devices used by professional healthcare providers for vascular access, for the treatment of peripheral vascular disease and for use in oncology and surgical settings. The Company's devices are generally used in minimally invasive, image-guided procedures. Most of the Company's products are intended to be used once and then discarded, or they may be implanted for short or long term use. The Company sells its products to its distributors and to end users, such as interventional radiologists, interventional cardiologists, vascular surgeons, urologists, interventional and surgical oncologists and critical care nurses.
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
The Company enters into agreements to place placement and evaluation units (“units”) at customer sites, but the Company retains title to the units. The duration of these agreements are typically a year and the customer has the right to use the unit at no upfront charge in connection with the customer’s ongoing purchase of disposables. These types of agreements include an embedded operating lease for the right to use the units. In these arrangements, revenue recognized for the sale of the disposables is not allocated between the disposal revenue and lease revenue due to the insignificant value of the units in relation to the total agreement value.
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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the year ended May 31, 2021, such product returns were not material.
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	May 31, 2021	May 31, 2020
Receivables	$35,405	$31,263
Contract assets	$—	$—
Contract liabilities	$426	$545
During the years ended May 31, 2021 and 2020, the Company had additions to contract liabilities of $1.0 million and $2.1 million, respectively. This was offset by $1.2 million and $2.2 million in revenue that was recognized during the years ended May 31, 2021 and 2020, respectively.
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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:
(in thousands)	Level 1	Level 2	Level 3	Fair Value at May 31, 2021
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$15,741	$15,741
Total Financial Liabilities	$—	$—	$15,741	$15,741

	Fair Value Measurements using inputs considered as:
(in thousands)	Level 1	Level 2	Level 3	Fair Value at May 31, 2020
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$15,647	$15,647
Total Financial Liabilities	$—	$—	$15,647	$15,647
There were no transfers in and out of Level 1, 2 and 3 measurements for the years ended May 31, 2021 and 2020.
The table below presents the changes in fair value components of Level 3 instruments for the year ended May 31, 2021:

Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 31, 2020	$15,647
Change in present value of contingent consideration (1)	89
Currency (gain) loss from remeasurement	5
Balance at May 31, 2021	$15,741
(1) Change in the fair value of contingent consideration is included in earnings and comprised of changes in estimated earn out payments based on projections of Company performance and amortization of the present value discount.

The table below presents the changes in fair value components of Level 3 instruments for the year ended May 31, 2020:

Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 31, 2019	$13,486
Contingent consideration liabilities recorded as a result of the acquisitions (Note 2)	14,900
Change in fair value of contingent consideration (1)	(11,531)
Contingent consideration payments	(1,208)
Balance at May 31, 2020	$15,647
(1) Change in the fair value of contingent consideration is included in earnings and comprised of changes in estimated earn out payments based on projections of Company performance and amortization of the present value discount.
During fiscal year 2020, the Company revised the sales projections for RadiaDyne products as a result of reviews performed by executive management. The adjustments to the sales projections over the contractual earn-out period resulted in a $9.2 million reduction in the fair value of the contingent liability. It was also determined that one of the technical milestones would not be achieved, which resulted in an additional reduction in the liability of $2.7 million. At May 31, 2021, there are no remaining amounts payable for the RadiaDyne contingent consideration.
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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of May 31, 2021:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$15,741	Discounted cash flow	Discount rate	5%
			Probability of payment	66% - 100%
			Projected fiscal year of payment	2024 - 2025
At May 31, 2021, the amount of undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $20.0 million. The milestones, including revenue projections and technical milestones, associated with the contingent consideration must be reached in future periods ranging from fiscal years 2021 to 2025 in order for the associated consideration to be paid.
Items Measured at Fair Value on a Nonrecurring Basis
During the fourth quarter of fiscal year 2021, the Company made the decision to abandon the OARtrac product technology and trademark. This resulted in an impairment charge of $14.0 million. The Company recorded a goodwill impairment charge of $158.6 million as of May 31, 2020 to write down the carrying value of the reporting unit to fair value using Level 3 inputs.
There were no other items measured at fair value on a nonrecurring basis during the year ended May 31, 2020 or May 31, 2021.

6. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	May 31, 2021	May 31, 2020
Raw materials	$22,925	$23,308
Work in process	8,022	8,318
Finished goods	17,667	28,279
Total	$48,614	$59,905
The Company periodically reviews its inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at May 31, 2021 and 2020 was $3.8 million and $4.7 million, respectively.
7. PREPAID EXPENSES AND OTHER
Prepaid expenses and other consisted of the following:

(in thousands)	May 31, 2021	May 31, 2020
Deposits	$2,795	$689
Employee Retention Tax Credit	1,911	—
Software licenses	1,286	1,002
TSA receivable	2	2,911
License fees	166	203
Trade shows	132	296
Rent	268	246
Other prepaid taxes	379	414
Other	1,760	1,549
Total	$8,699	$7,310
8. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment are summarized as follows:

(in thousands)	May 31, 2021	May 31, 2020
Building and building improvements	$28,979	$27,119
Computer software and equipment	26,302	24,730
Machinery and equipment	14,208	13,602
Placement and evaluation units	9,530	—
Construction in progress	3,217	3,050
	82,236	68,501
Less accumulated depreciation	(45,635)	(40,661)
	36,601	27,840
Land and land improvements	472	472
	$37,073	$28,312
Depreciation expense for fiscal years 2021, 2020 and 2019 was $5.7 million, $3.3 million and $3.1 million, respectively.

9. GOODWILL AND INTANGIBLE ASSETS
Goodwill
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
There were no adjustments to goodwill for the year ended May 31, 2021 other than foreign currency translation adjustments. For the year ended May 31, 2020 the Company recorded a goodwill impairment charge of $158.6 million to write down the carrying value of the reporting unit to fair value.
Definite Lived Intangible Assets
Definite lived intangible assets consist primarily of product technologies and customer relationships and are amortized over their estimated useful lives, which range between two to eighteen years, on either a straight-line basis over the expected period of benefit or as revenues are earned from the sales of the related product. Amortization expense was $18.1 million, $18.1 million and $17.1 million for fiscal years 2021, 2020 and 2019, respectively. During the fourth quarter of fiscal year 2021, the Company made the decision to abandon the OARtrac product technology and trademark. This resulted in an impairment charge of $14.0 million. The impairment charge is recorded in "Acquisition, restructuring and other items, net", on the Consolidated Statement of Operations (see Note 19). There were no impairment charges on definite lived intangible assets for the years ended May 31, 2020 and 2019.
Intangible assets consisted of the following:

	May 31, 2021
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$236,907	$(97,343)	$139,564
Customer relationships	60,291	(34,164)	26,127
Trademarks	9,950	(6,905)	3,045
Licenses	6,087	(5,846)	241
	$313,235	$(144,258)	$168,977

	May 31, 2020
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$251,569	$(88,547)	$163,022
Customer relationships	60,160	(30,018)	30,142
Trademarks	10,150	(6,691)	3,459
Licenses	6,087	(5,574)	513
	$327,966	$(130,830)	$197,136

Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
2022	$15,156
2023	15,595
2024	14,111
2025	15,131
2024	16,138
2025 and thereafter	92,846
$168,977
10. INCOME TAXES
The components of loss from continuing operations before income tax benefit are as follows:

	Year ended May 31,
(in thousands)	2021	2020	2019
Loss from continuing operations before tax expense:
U.S.	$(31,595)	$(166,984)	$(15,593)
Non-U.S.	(4,457)	(1,151)	891
	$(36,052)	$(168,135)	$(14,702)
Income tax benefit is comprised of the following:

	Year ended May 31,
(in thousands)	2021	2020	2019
Current
U.S.	100	96	128
Non U.S.	201	124	289
	301	220	417
Deferred
U.S.	(3,375)	(1,122)	(3,948)
Non U.S.	(1,430)	(446)	(25)
	(4,805)	(1,568)	(3,973)

Income tax benefit	$(4,504)	$(1,348)	$(3,556)

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

(in thousands)	May 31, 2021	May 31, 2020
Deferred tax assets
Net operating loss carryforward	$31,564	$26,697
Stock-based compensation	3,556	2,923
Federal and state R&D tax credit carryforward	6,715	5,412
Inventories	884	1,071
Expenses incurred not currently deductible	3,091	1,927
Accrued liabilities	73	95
Gross deferred tax asset	45,883	38,125
Deferred tax liabilities
Depreciation and amortization	48,744	49,023
	48,744	49,023
Valuation allowance	(17,035)	(13,114)
Net deferred tax liability	$(19,896)	$(24,012)
The net deferred tax liability in the U.S. as of May 31, 2021 and 2020 principally relates to tax amortization of intangibles that have an indefinite reversal period for book purposes, also known as a “naked credit deferred tax liability”, that cannot be considered as a source of income to recover the deferred tax asset. In addition, during the fiscal year ended May 31, 2020 a net deferred tax liability of $11.0 million was recorded in purchase accounting related to the stock acquisition of Eximo Medical Ltd. primarily related to book intangibles offset by tax net operating losses.
The Company's U.S. Federal net operating loss carryforwards as of May 31, 2021 after considering IRC Section 382 limitations are $134.6 million. The expiration of the Federal net operating loss carryforwards are as follows: $8.6 million between 2022 and 2023, $79.4 million between 2028 and 2037 and $46.6 million indefinitely.
The Company's state net operating loss carryforwards as of May 31, 2021 after considering remaining IRC Section 382 limitations are $20.0 million which expire in various years from 2029 to 2041. The Company has Israel tax net operating losses of $13.5 million that can be carried forward indefinitely.
Beginning in 2018, except for the Global Intangible Low-Taxed Income, the Company will no longer record United States federal income tax on its share of the income of its foreign subsidiaries, nor will it record a benefit for foreign tax credits related to that income. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would have no further federal income tax liability. The Company intends to indefinitely reinvest the unremitted foreign earnings of all other subsidiaries as of May 31, 2021, as well as all subsequent earnings generated by all of our foreign subsidiaries. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practical.
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
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of May 31, 2021. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

The Company's consolidated income tax expense has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to the Company's income before income taxes for the following reasons:

	Year ended May 31,
(in thousands)	2021	2020	2019
Income tax benefit at federal statutory tax rate of 21.0%, 21.0% and 28.6%, respectively	$(7,571)	$(35,308)	$(3,087)
State income taxes, net of Federal tax benefit	(462)	(40)	(177)
Impact of Non-U.S. operations	(293)	(100)	76
Research and development tax credit	(1,303)	(1,152)	(936)
Meals and entertainment	116	171	190
Goodwill impairment	—	33,301	—
Change in valuation allowance	3,921	1,426	175
Effect of elimination of stock compensation APIC pool	526	162	—
Other	562	192	203
Income tax benefit	$(4,504)	$(1,348)	$(3,556)
During fiscal year 2020, the Company recorded a goodwill impairment of $158.6 million. The Company has made the tax accounting policy election to first allocate the impairment to the Company’s nondeductible goodwill based on the Company’s pre-impairment nondeductible goodwill balance.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year ended May 31,
(in thousands)	2021	2020	2019
Unrecognized tax benefits balance at June 1	$464	$464	$464
Decrease in gross amounts of tax positions related to prior years due to U.S. tax reform	—	—	—
Decrease due to lapse in statute of limitations	—	—	—
Unrecognized tax benefits balance at May 31	$464	$464	$464
The table above includes unrecognized tax benefits associated with the calculation of limitations placed on the utilization of tax attributes related to an acquired company. If recognized, $0.5 million would result in adjustments to other tax accounts.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. There are no accrued interest and penalties recognized in the consolidated balance sheet as of May 31, 2021 and May 31, 2020.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Fiscal years 2018 through 2020 remain open to examination by the various tax authorities.
The Company does not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

11. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

(in thousands)	May 31, 2021	May 31, 2020
Payroll and related expenses	$20,408	$13,059
Outside services	4,256	2,222
Royalties	2,663	2,392
Accrued severance	548	794
Sales and franchise taxes	631	634
Litigation matters	975	—
Indemnification holdback	—	5,000
Other	5,978	5,279
Total	$35,459	$29,380
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
As of May 31, 2021 there was $20.0 million outstanding on the Revolving Facility. As of May 31, 2021 and May 31, 2020, the carrying value of long-term debt approximated its fair market value.
The interest rate on the Revolving Facility at May 31, 2021 was 1.36%.
The Company was in compliance with the Credit Agreement covenants as of May 31, 2021.

13. RETIREMENT PLANS
The Company has a 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by the Company. Matching contributions were $3.8 million, $3.2 million and $3.6 million in 2021, 2020 and 2019, respectively. There are also various immaterial foreign retirement plans.
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
Stock Options
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. A total of 2.4 million shares of common stock have been reserved for issuance under the 2020 Plan.
Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.
As of May 31, 2021, there remained approximately 2.3 million shares available for granting under the 2020 Plan.
The following table summarizes information about stock option activity for the fiscal year ended May 31, 2021:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year - June 1, 2020	1,938,753	$16.89
Granted	528,809	$11.41
Exercised	(137,237)	$16.45
Forfeited	(132,895)	$18.38
Expired	(50,470)	$12.33
Outstanding at end of year - May 31, 2021	2,146,960	$15.59	6.24	$16,176
Options exercisable at year-end	1,067,686	$16.26	3.91	$7,324
Options expected to vest in future periods	1,079,274	$14.92	8.53	$8,852
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

The Company measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during the years ended May 31, 2021, 2020 and 2019 was $3.97, $5.46, and $6.53, respectively. The following assumptions were used in arriving at the fair value of options granted during 2021, 2020 and 2019, respectively: risk-free interest rates of 0.34%, 1.63% and 2.78%; expected volatility of 39%, 31%, and 31%; and expected lives of 4.96 years, 4.91 years, and 4.79 years. The Company does not declare dividends therefore a dividend yield of zero was used for the years ended May 31, 2021, 2020 and 2019. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury bonds whose maturity period equals the expected term of the option. Expected volatilities are based on the historical volatility of the Company's stock. The expected option lives are based on historical experience of employee exercise behavior.
The total intrinsic value of options exercised during the years ended May 31, 2021, 2020 and 2019 was $0.8 million, $0.5 million, and $1.4 million, respectively. As of May 31, 2021, there was $3.9 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a weighted average period of 6 years.
Cash received from option exercises during 2021, 2020 and 2019 was $1.9 million, $0.6 million and $1.5 million, respectively. Due to the valuation allowance there was no tax benefit realized from stock option exercises during the years ended May 31, 2021, 2020 and 2019.
Restricted Stock Unit and Performance Share Awards
The Company grants restricted stock units to certain employees under the 2020 Plan, and historically under the 2004 Plan, which give the recipients the right to receive shares of Company stock upon vesting. The restricted stock unit awards vest in four equal annual installments beginning on the first anniversary of the grant date. Restricted stock unit awards granted to directors vest over one year. Unvested restricted stock unit awards will be forfeited if the recipient ceases to be employed by the Company.
 The following table summarizes information about restricted stock unit activity for the year ended May 31, 2021:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year, June 1, 2020	464,921	$19.65
Granted	533,708	$10.40
Vested	(205,202)	$10.02
Canceled	(31,324)	$17.30
Non-vested at end of year, May 31, 2021	762,103	$13.28
The fair value of each restricted stock unit is the market price of Company stock on the date of grant. The weighted average grant date fair value of restricted stock units granted during the years ended May 31, 2021, 2020 and 2019 was $10.40, $20.35 and $20.87, respectively. The total intrinsic value of restricted stock units (meaning the fair value of the units on the date of vest) vesting during the years ended May 31, 2021, 2020 and 2019 was $2.1 million, $3.9 million, and $4.6 million, respectively. As of May 31, 2021, there was $6.5 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of 3 years.
The Company grants performance share awards to certain employees under the 2020 Plan, and historically under the 2004 Plan, which gives the recipients the right to receive shares of Company stock if certain criteria is met.

 The following table summarizes information about performance unit award activity for the year ended May 31, 2021:

	Performance Unit Awards	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year, June 1, 2020	273,121	$22.07
Granted	232,236	$9.72
Vested	—	$—
Canceled	(129,066)	$21.28
Non-vested at end of year, May 31, 2021	376,291	$14.72
During fiscal year 2021 and 2020, the Company granted performance unit awards. Performance unit awards subject to vesting are based on the Company's level of attainment of the performance targets which are set for each of the three performance years along with continued employment of the grantee. At the end of the three year period, the vested shares are subject to modification based on the Company’s TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year period.
During fiscal year 2019, the Company granted performance unit awards that include a three-year market condition. Vesting of the performance unit awards is based on the Company's level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods. It is also subject to the continued employment of the grantees.
In order to estimate the fair value of such awards, a Monte Carlo Simulation valuation model on the date of the grant was used. For the years ended May 31, 2021, 2020 and 2019, the weighted average grant date fair market value for new grants was $9.72, $14.06 and $28.62, respectively. Compensation cost is recognized over the performance period which is typically three years. As of May 31, 2021, there was $2.1 million of unrecognized compensation cost which is expected to be recognized over a weighted average period of 2 years.
Compensation Expense
The following tables represents the break out of share-based compensation included in the Company's consolidated statement of operations:

	Year ended May 31,
(in thousands)	2021	2020	2019
Cost of sales	$768	$655	$461
Research and development	1,152	971	724
Sales and marketing	1,641	1,665	1,952
General and administrative	5,064	4,301	6,112
	$8,625	$7,592	$9,249
The income tax benefit on the compensation expense recognized for all share-based compensation arrangements was $2.0 million, $1.7 million and $2.1 million for the years ended May 31, 2021, 2020 and 2019, respectively. The income tax benefit for 2021, 2020 and 2019 are negated by the full valuation allowance recorded against the deferred tax assets.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides a means by which employees (the “participants”) are given an opportunity to purchase the Company's common stock through payroll deductions. A total of 4,000,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan. Shares are offered through two purchase periods, each with duration of approximately 6 months, commencing on the first business day of the first and third fiscal quarters. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the Board of Directors. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. During the years ended May 31, 2017, 2019 and 2021, an additional 500,000, 1,000,000 and 500,000 shares of the Company's common stock, respectively, were reserved for issuance under the Stock Purchase Plan.
The Company uses the Black-Scholes option-pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognize expense related to shares purchased ratably over the offering period. During the years ended May 31, 2021, 2020 and 2019, 164,194, 100,567 and 72,863 shares, respectively, were issued at an average price of $7.95, $12.11 and $16.08, respectively, under the Stock Purchase Plan. As of May 31, 2021, 2.4 million shares remained available for future purchases under the Stock Purchase Plan.
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
The following table reconciles basic to diluted weighted average shares outstanding for the years ended May 31, 2021, 2020 and 2019:

	Year ended May 31,
	2021	2020	2019
Basic	38,342,476	37,961,224	37,484,573
Effect of dilutive securities	—	—	—
Diluted	38,342,476	37,961,224	37,484,573

Securities excluded as their inclusion would be anti-dilutive	3,285,354	2,581,006	2,200,318
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
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	May 31, 2021	May 31, 2020
Assets
Operating lease ROU asset	Other assets	$9,382	$10,146
Liabilities
Current operating lease liabilities	Other current liabilities	2,415	2,077
Non-current operating lease liabilities	Other long-term liabilities	7,319	8,345
Total lease liabilities		$9,734	$10,422
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

	May 31, 2021	May 31, 2020
Weighted average remaining term (in years)	4.12	5.00
Weighted average discount rate	3.8%	4.2%
The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	May 31, 2021
2021	$2,735
2022	2,787
2023	2,209
2024	1,454
2025	1,148
2026 and thereafter	171
Total lease payments	$10,504
Less: Imputed Interest	770
Total lease obligations	$9,734
Less: Current portion of lease obligations	2,415
Long-term lease obligations	$7,319
During the years ended May 31, 2021 and May 31, 2020, the Company recognized operating lease expense which includes immaterial short-term leases of $3.2 million and $3.4 million, respectively. Rent expense prior to adoption of ASC 842 amounted to $2.5 million for the year ended May 31, 2019.
As of May 31, 2021 and 2020, the expenses on the Consolidated Statement of Operations were classified as follows:

(in thousands)	May 31, 2021	May 31, 2020
Cost of sales	$820	$1,138
Research and development	857	583
Sales and marketing	407	397
General and administrative	1,123	1,233
	$3,207	$3,351
The following table presents supplemental cash flow and other information related to leases for the year ended May 31, 2021 and 2020:

(in thousands)	May 31, 2021	May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,698	$2,372
ROU assets obtained in exchange for lease liabilities
Operating leases	1,585	6,918
17. COMMITMENTS AND CONTINGENCIES
Other Commitments and Contingencies
The following table summarizes the Company's other future commitments and contingencies as of May 31, 2021:

(in thousands)	Total	2022	2023	2024	2025	2026 and thereafter
Purchase obligations (1)	$4,697	$4,697	$—	$—	$—	$—
Royalties (2)	47,700	3,800	3,800	3,800	3,800	32,500
	$52,397	$8,497	$3,800	$3,800	$3,800	$32,500
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
C.R. Bard, Inc. v. AngioDynamics, Inc.
On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 7,785,302, 7,959,615 (“615”) and 7,947,022). The case was stayed pending reexamination in the US Patent and Trademark Office ("USPTO"). Following the reexamination proceedings, and the parties’ related appeals to the Federal Circuit which resulted in further proceedings at the USPTO, certain claims of the 615 patent were held invalid, while the remaining claims of the 615 patent and the other two patents were upheld over the prior art references considered in the reexamination proceedings. Thereafter, the case was transferred from the District of Utah to the United States District Court for the District of Delaware (“District of Delaware”). A scheduling order was entered on March 23, 2021. The Company filed a Motion to Amend its Answer and Counterclaims on April 14, 2021. This motion seeks to add counterclaims for infringement of U.S. Patent Nos. 9,168,365; 9,895,523; and 10,632,295, as well as a counterclaim of inequitable conduct, and remains pending. The Company served its initial invalidity contentions on July 2, 2021, consistent with the scheduling order. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
On March 10, 2015, Bard and Bard Peripheral Vascular filed suit in the District of Delaware claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 8,475,417, 8,545,460, 8,805,478). The case proceeded through trial which began on March 4, 2019. On day four of the jury trial, at the close of Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law as well as its motions for summary judgment on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed. On May 10, 2019, the Company filed a motion for attorney fees and non-taxable expenses under 35 USC Sec. 285. Bard appealed the judgment to the Federal Circuit and on November 10, 2020, the Federal Circuit reversed the judgment in part with respect to Section 101, and vacated and remanded the trial court’s invalidity and non-infringement judgments. The Company filed a combined Petition for rehearing and rehearing en banc on December 10, 2020, which was denied on January 15, 2021. The Federal Circuit issued its mandate on January 22, 2021. On March 15, 2021, the District of Delaware entered an order requiring the parties to submit status reports and denied as moot the Company’s motion for attorney’s fees and expenses. The parties submitted status reports on March 29, 2021. The matter remains pending. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
On March 8, 2021, Bard filed suit in the District of Delaware asserting certain of the Company’s port products (including certain related infusion sets) infringe U.S. Patent Nos. 8,025,639, 9,603,992 (“992”) and 9,603,993 (“993”). On May 20, 2021, the Company filed a Motion to Dismiss Bard’s claims with respect to the 992 and 993 patents, and the motion remains pending. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
AngioDynamics, Inc. v. C.R. Bard, Inc.
On May 30, 2017, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”). In this action, the Company alleges that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs. The Company alleges that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs. The Company seeks both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017. On August 6, 2018 the court denied Bard’s motion in its entirety. Bard made a motion for summary judgment which was denied in its entirety in a decision issued by the Court on May 5, 2021. Bard also raised a series of challenges targeted at one of AngioDynamics’ expert witnesses, which the Court denied in part and granted in part in decisions on May 5, 2021 and June 11, 2021. Discovery is largely complete, and the case is expected to proceed to trial in 2022.

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
Total sales by product category are summarized below:

	Year ended May 31,
(in thousands)	2021	2020	2019
Net sales by Product Category
Endovascular Therapies	$135,079	$112,706	$119,901
Vascular Access	101,310	94,299	94,730
Oncology/Surgery	54,621	57,152	56,003
Total	$291,010	$264,157	$270,634
Geographic information
Total sales for geographic areas are summarized below:

	Year ended May 31,
(in thousands)	2021	2020	2019
Net sales by Geography
United States	$237,043	$207,980	$216,957
International	53,967	56,177	53,677
Total	$291,010	$264,157	$270,634
For fiscal years 2021, 2020 and 2019, international sales as a percentage of total net sales were 19%, 21% and 20%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales. 99% of long-lived assets are located within the United States.
19. ACQUISITION, RESTRUCTURING AND OTHER ITEMS, NET
Acquisition, restructuring and other items, net consisted of:

	Year ended May 31,
(in thousands)	2021	2020	2019
Legal (1)	$6,161	$2,666	$7,802
Mergers and acquisitions (2)	1	782	4,030
Transition service agreement (3)	(1,032)	(1,799)	—
Divestiture (4)	393	2,809	—
Intangible and other asset impairment (5)	13,953	—	1,704
Restructuring	—	26	289
Other	756	1,530	1,302
Total	$20,232	$6,014	$15,127
(1) Legal expenses related to litigation that is outside the normal course of business.
(2) Mergers and acquisitions expenses related to investment banking, legal and due diligence.
(3) Transition services agreement that was entered into as a result of the sale of the Fluid Management business.
(4) Divestiture expenses incurred to transition manufacturing from Glens Falls, NY to Queensbury, NY.
(5) During the fourth quarter of fiscal year 2021, the Company made the decision to abandon the OARtrac product technology and trademark. This resulted in an impairment charge of $14.0 million
Included in legal for fiscal year 2021, is a $1.0 million settlement expense. Included in legal for fiscal years 2020 and 2019 are settlements received for the Biolitec litigation of $0.5 million and $3.4 million, respectively. The settlement received partially offsets legal expenses paid related to the settlement proceedings. In addition, the $2.5 million accrual for the settlement of the Merz contract termination is included in legal expenses for fiscal year 2019.
20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of accumulated other comprehensive income (loss), net of tax, are as follows for fiscal years 2021 and 2020:

(in thousands)	Foreign currency translation gain (loss)
Balance at May 31, 2019	$(1,352)
Other comprehensive income before reclassifications, net of tax	11
Net other comprehensive income	$11
Balance at May 31, 2020	$(1,341)
Other comprehensive income (loss) before reclassifications, net of tax	4,494
Net other comprehensive loss	$4,494
Balance at May 31, 2021	$3,153

AngioDynamics, Inc. and Subsidiaries

(in thousands)	SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
Description	Balance at Beginning of Year	Additions - Charged to costs and expenses	Deductions	Balance at End of Period
Year Ended May 31, 2019
Allowance for deferred tax asset	$26,607	$—	$(14,919)	$11,688
Allowance for sales returns and doubtful accounts	$2,466	$393	$(953)	$1,906
Year Ended May 31, 2020
Allowance for deferred tax asset	$11,688	$1,426	$—	$13,114
Allowance for sales returns and doubtful accounts	$1,906	$1,218	$(974)	$2,150
Year Ended May 31, 2021
Allowance for deferred tax asset	$13,114	$3,921	$—	$17,035
Allowance for sales returns and doubtful accounts	$2,150	$1,833	$(2,064)	$1,919

EXHIBITS

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
2.2	Stock Purchase Agreement, dated as of October 8, 2012, by and among AngioDynamics, Inc., Vortex Medical, Inc. (“Vortex”), the stockholders of Vortex set forth on the signature pages thereto, the option holders of Vortex set forth on the signature pages thereto and CHTP Management Services, Inc., as sellers’ representative.	8-K	2.1	October 12, 2012
2.3	Asset Purchase Agreement dated as of April 17, 2019 by and between AngioDynamics, Inc. and Medline Industries Inc.	8-K	2.1	April 18, 2019
3.1.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	October 7, 2005
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AngioDynamics, Inc.	10-K	3.1.2	August 10, 2015
3.2	Second Amended and Restated By-Laws, effective October 16, 2015.	8-K	10.1	October 21, 2015
10.1	Credit Agreement, dated as of June 3, 2019, by and among AngioDynamics, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents.	8-K	10.1	June 6, 2019
10.1.3	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (as amended).	DEF 14A		August 30, 2018
10.1.6	AngioDynamics 2017 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1	September 29, 2017
10.1.7	AngioDynamics 2018 Total Shareholder Return Performance Unit Agreement Program.	10-K	10.1.7	July 23, 2018
10.1.8	AngioDynamics 2019 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1.8	January 8, 2020
10.1.9	AngioDynamics, Inc. 2020 Stock and Incentive Award Plan	DEF 14A		September 3, 2020
10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (as amended).	DEF 14A		September 3, 2020
10.3	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-Q	10.1	October 12, 2004
10.3.1	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-K	10.3.1	July 23, 2018
10.4.3	Form of 2016 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-Q	10.2	October 5, 2016
10.4.4	Form of 2017 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-Q	10.2	September 29, 2017
10.4.5	Form of 2018 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-K	10.4.5	July 23, 2018
10.4.6	Form of 2020 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan	10-Q	10.4.6	January 8, 2021
10.5	Form of Restricted Stock Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	8-K	10.3	May 12, 2005
10.6	Rita Medical Systems, Inc. 1994 Incentive Stock Plan.	S-1	10.2	May 3, 2000

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
10.7	Horizon Medical Products, Inc. 1998 Stock Incentive Plan.	S-1	10.11	February 13, 1998
10.8	Rita Medical Systems, Inc. 2000 Stock Plan.	S-1/A	10.3	June 14, 2000
10.9	Rita Medical Systems, Inc. 2000 Directors’ Stock Plan, as amended on June 8, 2005.	S-8	99.2	July 8, 2005
10.10	Rita Medical Systems, Inc. 2005 Stock and Incentive Plan.	S-8	99.1	July 8, 2005
10.11	Form of Indemnification Agreement of AngioDynamics, Inc.	8-K	10.1	May 12, 2006
10.11.1	Employment Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.1	April 6, 2016
10.12	Change in Control Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.2	April 6, 2016
10.12.2	Form of Severance Agreement of AngioDynamics, Inc.	10-K	10.12.2	August 10, 2020
10.13	Form of Change in Control Agreement.	10-K/A	10.13	January 12, 2015
10.14	Performance Share Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.3	April 6, 2016
10.15	AngioDynamics, Inc. Total Shareholder Return Performance Share Award Program - Performance Period Ending July 2019.	8-K	10.4	April 6, 2016
10.16	Stock Option Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.5	April 6, 2016
10.17	Restricted Stock Unit Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.6	April 6, 2016
10.18	Separation Agreement and General Release, dated April 22, 2016, between AngioDynamics, Inc. and Joseph M. DeVivo.	8-K	10.1	April 27, 2016
10.19	Amended and Restated Change in Control Agreement, by and between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.1	February 3, 2021
10.2	Form of Amended and Restated Change in Control Agreement with AngioDynamics, Inc.	8-K	10.2	February 3, 2021
14	Code of Ethics.	8-K	14	May 21, 2006
21	Subsidiaries
23	Consent of Deloitte & Touche LLP, an independent registered public accounting firm.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Documents
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Documents
101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.
Date:	July 27, 2021	By:	/S/ HOWARD W. DONNELLY
Howard W. Donnelly, Chairman of the Board, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 27, 2021	/S/ HOWARD W. DONNELLY
Howard W. Donnelly,
Chairman of the Board, Director

Date:	July 27, 2021	/S/ JAMES C. CLEMMER
James C. Clemmer,
President, Chief Executive Officer (Principal Executive Officer)

Date:	July 27, 2021	/S/ STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge,
Executive Vice President, Chief Financial Officer, (Principal Financial and Accounting Officer)

Date:	July 27, 2021	/S/ WESLEY E. JOHNSON, JR.
Wesley E. Johnson, Jr.,
Director

Date:	July 27, 2021	/S/ DENNIS S. METENY
Dennis S. Meteny,
Director

Date:	July 27, 2021	/S/ JAN S. REED
Jan S. Reed,
Director

Date:	July 27, 2021	/S/ EILEEN O. AUEN
Eileen O. Auen,
Director

Date:	July 27, 2021	/S/ KAREN A. LICITRA
Karen A. Licitra,
Director

Date:	July 27, 2021	/S/ MICHAEL E. TARNOFF
Michael E. Tarnoff,
Director