Form 10-Q
period 2021-08-31
ANGIODYNAMICS INC
filed 2021-09-30
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 28, 2021
Common Stock, par value $.01	38,650,434

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended
	Aug 31, 2021	Aug 31, 2020
Net sales	$76,971	$70,216
Cost of sales (exclusive of intangible amortization)	36,832	34,452
Gross profit	40,139	35,764
Operating expenses:
Research and development	7,394	9,009
Sales and marketing	24,446	17,705
General and administrative	8,943	8,557
Amortization of intangibles	4,821	4,953
Change in fair value of contingent consideration	195	(657)
Acquisition, restructuring and other items, net	2,440	1,319
Total operating expenses	48,239	40,886
Operating loss	(8,100)	(5,122)
Other income (expense):
Interest expense, net	(156)	(215)
Other income (expense), net	(352)	524
Total other income (expense), net	(508)	309
Loss before income tax benefit	(8,608)	(4,813)
Income tax benefit	(1,636)	(545)
Net loss	$(6,972)	$(4,268)
Loss per share
Basic	$(0.18)	$(0.11)
Diluted	$(0.18)	$(0.11)
Weighted average shares outstanding
Basic	38,734	38,157
Diluted	38,734	38,157
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2021	Aug 31, 2020
Net loss	$(6,972)	$(4,268)
Other comprehensive income, before tax:
Foreign currency translation	590	2,095
Other comprehensive income, before tax	590	2,095
Income tax expense related to items of other comprehensive income (loss)	—	—
Other comprehensive income, net of tax	590	2,095
Total comprehensive loss, net of tax	$(6,382)	$(2,173)
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Aug 31, 2021	May 31, 2021
Assets
Current assets
Cash and cash equivalents	$35,472	$48,161
Accounts receivable, net of allowances of $1,864 and $1,919 respectively	35,416	35,405
Inventories	49,305	48,614
Prepaid expenses and other	11,128	8,699
Total current assets	131,321	140,879
Property, plant and equipment, net	41,133	37,073
Intangible assets, net	168,893	168,977
Goodwill	201,491	201,316
Other assets	12,925	13,193
Total assets	$555,763	$561,438
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$22,687	$19,630
Accrued liabilities	26,892	35,459
Other current liabilities	2,518	2,495
Total current liabilities	52,097	57,584
Long-term debt, net of current portion	25,000	20,000
Deferred income taxes	18,397	19,955
Contingent consideration, net of current portion	15,936	15,741
Other long-term liabilities	8,383	8,701
Total liabilities	119,813	121,981
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 39,390,241 and 38,920,951 shares issued and 39,020,241 and 38,550,951 shares outstanding at August 31, 2021 and May 31, 2021, respectively	379	377
Additional paid-in capital	576,380	573,507
Accumulated deficit	(138,838)	(131,866)
Treasury stock, 370,000 shares at August 31, 2021 and May 31, 2021, respectively	(5,714)	(5,714)
Accumulated other comprehensive income	3,743	3,153
Total Stockholders’ Equity	435,950	439,457
Total Liabilities and Stockholders' Equity	$555,763	$561,438
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2021	Aug 31, 2020
Cash flows from operating activities:
Net loss	$(6,972)	$(4,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,997	6,577
Non-cash lease expense	602	666
Stock based compensation	2,429	1,864
Change in fair value of contingent consideration	195	(657)
Deferred income taxes	(1,690)	(620)
Change in accounts receivable allowances	(44)	460
Fixed and intangible asset impairments and disposals	30	90
Other	(46)	(432)
Changes in operating assets and liabilities:
Accounts receivable	(36)	(2,706)
Inventories	(670)	7,247
Prepaid expenses and other	(3,354)	(3,559)
Accounts payable, accrued and other liabilities	(6,345)	(10,087)
Net cash used in operating activities	(8,904)	(5,425)
Cash flows from investing activities:
Additions to property, plant and equipment	(1,021)	(1,824)
Additions to placement and evaluation units	(4,471)	—
Cash paid for acquisitions	(3,600)	—
Net cash used in investing activities	(9,092)	(1,824)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	5,000	—
Proceeds from exercise of stock options and employee stock purchase plan	446	491
Net cash provided by financing activities	5,446	491
Effect of exchange rate changes on cash and cash equivalents	(139)	252
Decrease in cash and cash equivalents	(12,689)	(6,506)
Cash and cash equivalents at beginning of period	48,161	54,435
Cash and cash equivalents at end of period	$35,472	$47,929

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$162	$197
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2021	38,920,951	$377	$573,507	$(131,866)	$3,153	(370,000)	$(5,714)	$439,457
Net loss				(6,972)				(6,972)
Exercise of stock options	80,635	1	1,279					1,280
Issuance/Cancellation of restricted stock units	279,495		(1,734)					(1,734)
Issuance/Cancellation of performance share units	59,371							—
Purchases of common stock under ESPP	49,789	1	899					900
Stock-based compensation			2,429					2,429
Other comprehensive income, net of tax					590			590
Balance at August 31, 2021	39,390,241	$379	$576,380	$(138,838)	$3,743	(370,000)	$(5,714)	$435,950

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2020	38,448,536	$374	$561,871	$(100,318)	$(1,341)	(370,000)	$(5,714)	$454,872
Net loss				(4,268)				(4,268)
Issuance/Cancellation of restricted stock units	164,946		(143)					(143)
Purchases of common stock under ESPP	79,596	1	633					634
Stock-based compensation			1,864					1,864
Other comprehensive income, net of tax					2,095			2,095
Balance at August 31, 2020	38,693,078	$375	$564,225	$(104,586)	$754	(370,000)	$(5,714)	$455,054

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Balance Sheet as of August 31, 2021, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Loss for the three months ended August 31, 2021 and 2020, the Consolidated Statements of Stockholders’ Equity for the three months ended August 31, 2021 and 2020 and the Consolidated Statements of Cash Flows for the three months ended August 31, 2021 and 2020 have been prepared by the Company and are unaudited. The Consolidated Balance Sheet as of May 31, 2021 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended August 31, 2021 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three months ended August 31, 2021 and 2020 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, "us", "we" or the “Company”. All intercompany balances and transactions have been eliminated.
2. ACQUISITIONS
Camaro Support Catheter Asset Acquisition
On July 27, 2021, the Company acquired the Camaro support catheter asset from QX Medical, LLC for an aggregate purchase price of $4.0 million, which included an upfront payment of $3.6 million and $0.4 million in purchase price holdbacks, along with $1.0 million of potential future contingent consideration related to revenue milestones. This acquisition supports the Auryon product family and the Company's strategic plan. The Company accounted for this acquisition as an asset purchase. The Company recorded the amount paid at closing as inventory and fixed assets of $0.1 million and an intangible asset product technology of $3.9 million. The intangible asset will be amortized over 15 years. The contingent consideration is comprised of revenue milestones and will be accounted for when the contingency is resolved or becomes probable and reasonably estimable.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

Under ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following table summarizes net sales by Global Business Unit ("GBU") and geography:

	Three Months Ended Aug 31, 2021			Three Months Ended Aug 31, 2020
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Endovascular Therapies	$34,753	$3,305	$38,058	$26,981	$2,876	$29,857
Vascular Access	20,476	4,481	24,957	19,222	8,883	28,105
Oncology	9,235	4,721	13,956	7,905	4,349	12,254
Total	$64,464	$12,507	$76,971	$54,108	$16,108	$70,216
As the Company has previously announced, the Company is focused on its ongoing transformation from a company with abroad portfolio of largely undifferentiated products to a more focused medical technology company that delivers unique and innovative health care solutions. The Company believes that this transformation will enable the Company to shift the portfolio from the mature, lower-growth markets where we have competed in the past by investing in technology and products that provide access to larger and faster growing markets. As such, we believe the growth in the near to mid-term will be driven by our high technology products including Auryon, Mechanical Thrombectomy (which includes AngioVac and thrombolytics) and NanoKnife. We will refer to these high technology product lines as our Med Tech business and we will refer to the remainder of the portfolio as our Med Device business.
The following table summarizes net sales by Med Tech and Med Device:

	Three Months Ended
(in thousands)	Aug 31, 2021	Aug 31, 2020
Net Sales
Med Tech	$17,619	$10,486
Med Device	59,352	59,730
Total	$76,971	$70,216
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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the three months ended August 31, 2021, such product returns were not material.
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Aug 31, 2021	May 31, 2021
Receivables	$35,416	$35,405
Contract assets	$—	$—
Contract liabilities	$462	$426
During the three months ended August 31, 2021, the Company had additions to contract liabilities of $0.4 million. This was offset by $0.4 million in revenue that was recognized during the three months ended August 31, 2021.
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

4. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Aug 31, 2021	May 31, 2021
Raw materials	$25,367	$22,925
Work in process	7,297	8,022
Finished goods	16,641	17,667
Inventories	$49,305	$48,614
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow-moving inventory. The total inventory reserve at August 31, 2021 and May 31, 2021 was $3.9 million and $3.8 million, respectively.
5. GOODWILL AND INTANGIBLE ASSETS
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
There were no adjustments to goodwill for the three months ended August 31, 2021 other than foreign currency translation adjustments.
Definite Lived Intangible Assets
Intangible assets other than goodwill are amortized over their estimated useful lives on a straight-line basis. Useful lives range from two to eighteen years. The Company periodically reviews, and adjusts, if necessary, the estimated useful lives of its intangible assets and reviews such assets or asset groups for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset groups may not be recoverable. If an intangible asset or asset group is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
Intangible assets consisted of the following:

	Aug 31, 2021
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$241,758	$(101,188)	$140,570
Customer relationships	60,242	(35,119)	25,123
Trademarks	9,950	(6,975)	2,975
Licenses	6,087	(5,862)	225
	$318,037	$(149,144)	$168,893

	May 31, 2021
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$236,907	$(97,343)	$139,564
Customer relationships	60,291	(34,164)	26,127
Trademarks	9,950	(6,905)	3,045
Licenses	6,087	(5,846)	241
	$313,235	$(144,258)	$168,977

Amortization expense for the three months ended August 31, 2021 and 2020 was $4.8 million and $5.0 million, respectively.
Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
Remainder of 2022	$14,636
2023	19,034
2024	16,826
2025	16,807
2026	16,626
2027 and thereafter	84,964
$168,893
6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Aug 31, 2021	May 31, 2021
Payroll and related expenses	$11,214	$20,408
Royalties	1,616	2,663
Accrued severance	537	548
Sales and franchise taxes	819	631
Outside services	6,129	4,256
Litigation Matters	—	975
Rebates	694	503
Other	5,883	5,475
	$26,892	$35,459

7. LONG-TERM DEBT
On June 3, 2019 the Company repaid all amounts outstanding under its existing Credit Agreement and entered into a new Credit Agreement with the lender's party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A. and KeyBank National Association, as co-syndication agents.
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
As of August 31, 2021, there was $25.0 million outstanding on the Revolving Facility. As of August 31, 2021 and May 31, 2021, the carrying value of long-term debt approximated its fair market value.
The interest rate on the Revolving Facility at August 31, 2021 was 1.34%.

8. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 10.6% as of the first quarter of fiscal year 2022, as compared to 14.2% for the same period in fiscal year 2021. In fiscal year 2022, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of August 31, 2021. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

9. SHARE-BASED COMPENSATION
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. As of August 31, 2021, there was a maximum of 1.7 million shares of common stock available for future grant under the 2020 Plan.
Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.
The Company also has an employee stock purchase plan. As of August 31, 2021, there was a maximum of 2.4 million shares of common stock available for future grant under the employee stock purchase plan.
For the three months ended August 31, 2021 and 2020, share-based compensation expense was $2.4 million and $1.9 million, respectively.
During the three months ended August 31, 2021 and 2020, the Company granted stock options and restricted stock units under the 2020 and 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.
During the three months ended August 31, 2021 and 2020, the Company granted performance share units under the 2020 and 2004 Plan to certain employees. The awards may be earned by achieving performance levels over the requisite service period. The performance criteria are based on achieving certain performance targets and the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards are based on the closing trading value of the Company’s common stock on the date of grant and use a Monte Carlo simulation model.
As of August 31, 2021, there was $22.4 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately four years. The Company has sufficient shares to satisfy expected share-based payment arrangements.
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
The following table reconciles basic to diluted weighted-average shares outstanding:

	Three Months Ended
(in thousands)	Aug 31, 2021	Aug 31, 2020
Basic	38,734	38,157
Effect of dilutive securities	—	—
Diluted	38,734	38,157

Securities excluded as their inclusion would be anti-dilutive	3,443	3,180

11. SEGMENT AND GEOGRAPHIC INFORMATION
The Company considers the business to be a single operating segment engaged in the development, manufacture and sale of medical devices for vascular access, peripheral vascular disease and oncology on a global basis. The Company's chief operating decision maker, the President and Chief Executive Officer (CEO), evaluates the various global product portfolios on a net sales basis utilizing various breakouts of the data including Global Business Unit, Med Tech versus Med Device and geography. Executives reporting to the CEO include those responsible for commercial operations, manufacturing operations, regulatory and quality and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources.
The table below summarizes net sales by Global Business Unit:

	Three Months Ended
(in thousands)	Aug 31, 2021	Aug 31, 2020
Net Sales
Endovascular Therapies	$38,058	$29,857
Vascular Access	24,957	28,105
Oncology	13,956	12,254
Total	$76,971	$70,216
The table below summarizes net sales by Med Tech and Med Device:

	Three Months Ended
(in thousands)	Aug 31, 2021	Aug 31, 2020
Net Sales
Med Tech	$17,619	$10,486
Med Device	59,352	59,730
Total	$76,971	$70,216
The table below summarizes net sales by geographic area based on external customer location:

	Three Months Ended
(in thousands)	Aug 31, 2021	Aug 31, 2020
Net Sales
United States	$64,464	$54,108
International	12,507	16,108
Total	$76,971	$70,216
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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:			Fair Value at Aug 31, 2021
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$15,936	$15,936
Total Financial Liabilities	$—	$—	$15,936	$15,936

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2021
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$15,741	$15,741
Total Financial Liabilities	$—	$—	$15,741	$15,741
There were no transfers between Level 1, 2 and 3 for the three months ended August 31, 2021 and 2020.
The table below presents the changes in fair value components of Level 3 instruments:

Three Months Ended Aug 31, 2021
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2021	$15,741
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration (1)	195
Balance, August 31, 2021	$15,936
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
The Company measures the initial liability and remeasures the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements, which is determined using a discounted cash flow model applied to projected net sales, using probabilities of achieving projected net sales and projected payment dates. Projected net sales are based on internal projections and extensive analysis of the target market and the sales potential. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future.
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of August 31, 2021:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$15,936	Discounted cash flow	Discount rate	5%
			Probability of payment	66% - 100%
			Projected fiscal year of payment	2024 - 2025

At August 31, 2021, the amount of undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $20.0 million. The milestones, including revenue projections and technical milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2022 to 2029 in order for the associated consideration to be paid.

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
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	Aug 31, 2021	May 31, 2021
Assets
Operating lease ROU asset	Other assets	$8,773	$9,382
Liabilities
Current operating lease liabilities	Other current liabilities	2,444	2,415
Non-current operating lease liabilities	Other long-term liabilities	6,668	7,319
Total lease liabilities		$9,112	$9,734
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

Aug 31, 2021
Weighted average remaining term (in years)	3.90
Weighted average discount rate	3.8%
The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	Aug 31, 2021
Remainder of 2022	$2,048
2023	2,780
2024	2,202
2025	1,447
2026	1,144
2027 and thereafter	171
Total lease payments	$9,792
Less: Imputed Interest	680
Total lease obligations	$9,112
Less: Current portion of lease obligations	2,444
Long-term lease obligations	$6,668

During the three months ended August 31, 2021 and 2020, the Company recognized $0.7 million and $0.9 million of operating lease expense, respectively, which includes immaterial short-term leases. The expenses on the Consolidated Statement of Operations were classified as follows:

	Three Months Ended
(in thousands)	Aug 31, 2021	Aug 31, 2020
Cost of sales	$219	$201
Research and development	98	288
Sales and marketing	40	100
General and administrative	330	295
	$687	$884
The following table presents supplemental cash flow and other information related to leases for the three months ended:

(in thousands)	Aug 31, 2021	Aug 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$682	$672
ROU assets obtained in exchange for lease liabilities
Operating leases	$—	$487
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
C.R. Bard, Inc. v. AngioDynamics, Inc.
On January 11, 2012, C.R. Bard, Inc. ("Bard") filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 7,785,302 (“’302 Patent”), 7,959,615 (“’615 Patent”) and 7,947,022(“’022 Patent”)). The case was stayed pending reexamination in the US Patent and Trademark Office ("USPTO"). Following the reexamination proceedings, and the parties’ related appeals to the Federal Circuit which resulted in further proceedings at the USPTO, certain claims of the ‘615 Patent were held invalid, while the remaining claims of the ‘615 Patent and the other two patents were upheld over the prior art references considered in the reexamination proceedings. Thereafter, the case was transferred from the District of Utah to the United States District Court for the District of Delaware ("District of Delaware"). A scheduling order was entered on March 23, 2021. The Company filed a Motion to Amend its Answer and Counterclaims on April 14, 2021. This motion seeks to add counterclaims for infringement of U.S. Patent Nos. 9,168,365; 9,895,523; and 10,632,295, as well as a counterclaim of inequitable conduct, and remains pending. On July 22, 2021, in another case against a different defendant the District of Utah invalidated multiple claims of the ‘302, ‘022, and ‘615 Patents under 35 USC §101, including claims asserted against the Company. Following the Utah court’s decision, the Company filed a Motion for Judgment on the Pleadings (which remains pending) based on collateral estoppel on August 9, 2021. Bard filed its opposition brief on September 2, 2021 and the Company filed a reply on September 9, 2021. The parties also filed a stipulation to stay all deadlines pending resolution of the Company’s Motion for Judgment on the Pleadings, which the Court entered on August 16, 2021. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
On March 10, 2015, Bard and Bard Peripheral Vascular filed suit in the District of Delaware claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 8,475,417, 8,545,460, 8,805,478). The case proceeded through trial which began on March 4, 2019. At the close of Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law as well as its motions for summary judgment on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed. On May 10, 2019, the Company filed a motion for attorney fees and non-taxable expenses under 35 USC Sec. 285. Bard appealed the judgment to the Federal Circuit and on November 10, 2020, the Federal Circuit reversed the judgment in part with respect to Section 101 (subject matter eligibility), and vacated and remanded the trial court’s invalidity and non-infringement judgments. The Company filed a combined Petition for rehearing and rehearing en banc on December 10, 2020, which was denied on January 15, 2021. The Federal Circuit issued its mandate on January 22, 2021. On March 15, 2021, the District of Delaware entered an order requiring the parties to submit status reports and denied as moot the Company’s motion for attorney’s fees and expenses. The parties submitted status reports on March 29, 2021 and the Court subsequently held two status conferences on July 27, 2021 and August 20, 2021. The parties agreed to schedule trial the week of May 9, 2022 and filed a joint letter indicating the same on September 3, 2021. The Court has not yet docketed the trial and the matter remains pending. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
On March 8, 2021, Bard filed suit in the District of Delaware asserting certain of the Company’s port products (including certain related infusion sets) infringe U.S. Patent Nos. 8,025,639, 9,603,992 (“’992”) and 9,603,993 (“’993”). On May 20, 2021, the Company filed a Motion to Dismiss Bard’s claims with respect to the ’992 and ’993 patents. On July 22, 2021, the Company submitted the Utah court’s decision invalidating claims of the related ‘302, ‘022, and ‘615 Patents as supplemental authority in support of its Motion to Dismiss. The parties agreed to submit supplemental briefing to address the Utah court’s decision. Bard submitted its brief on August 12, 2021, and the Company submitted its reply on September 2, 2021. The motion remains pending. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
AngioDynamics, Inc. v. C.R. Bard, Inc.
On May 30, 2017, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”). In this action, the Company alleges that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs. The Company alleges that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs. The Company seeks both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017. On August 6, 2018 the court denied Bard’s motion in its entirety. Bard made a motion for summary judgment which was denied in its entirety in a decision issued by the Court on May 5, 2021. Bard also raised a series of challenges targeted at one of AngioDynamics’ expert witnesses, which the Court denied in part and granted in part in decisions on May 5, 2021 and June 11, 2021. Discovery is largely complete, and trial is scheduled to commence on July 5, 2022.
15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET
Acquisition, Restructuring and Other Items
Acquisition, restructuring and other items, net, consisted of:

	Three Months Ended
(in thousands)	Aug 31, 2021	Aug 31, 2020
Legal (1)	$2,084	$794
Transition service agreement (2)	—	(375)
Divestiture (3)	—	273
Other	356	627
Total	$2,440	$1,319
(1) Legal expenses related to litigation that is outside the normal course of business.
(2) Transition services agreement that was entered into as a result of the sale of the Fluid Management business.
(3) Divestiture expenses incurred to transition manufacturing from Glens Falls, NY to Queensbury, NY.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in each component of accumulated other comprehensive income, net of tax, are as follows:

Three Months Ended Aug 31, 2021
(in thousands)	Foreign currency translation income
Balance at May 31, 2021	$3,153
Other comprehensive income before reclassifications, net of tax	590
Net other comprehensive income	$590
Balance at August 31, 2021	$3,743
17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements - Adopted
There are no recently issued accounting pronouncements that have been adopted.

Recently Issued Accounting Pronouncements - Not Yet Applicable or Adopted
There are no new accounting pronouncements issued that are expected to have a material impact on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q. The following discussion should be read in conjunction with the Company's 2021 Annual Report on Form 10-K, and the consolidated financial statements and notes thereto included elsewhere in the Form 10-Q.
Disclosure Regarding Forward-Looking Statements
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
Disclosure Regarding Trademarks
This report includes trademarks, tradenames and service marks that are our property or the property of other third parties. Solely for convenience, such trademarks and tradenames sometimes appear without any “™” or “®” symbol. However, failure to include such symbols is not intended to suggest, in any way, that we will not assert our rights or the rights of any applicable licensor, to these trademarks and tradenames. For a complete listing of all our trademarks, tradenames and service marks please visit www.angiodynamics.com/IP. Information on our website or connected to our website is not incorporated by reference into this Quarterly Report on Form 10-Q.
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
In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three months ended August 31, 2021 compared to the three months ended August 31, 2020 are as follows:

Three months ended August 31, 2021:

•Revenue increased by 9.6% to $77.0 million.
•Gross profit increased 120 bps to 52.1%.
•Net loss increased by $2.7 million to $7.0 million.
•Loss per share increased by $0.07 to a loss of $0.18

Our Med Tech business, comprised of Mechanical Thrombectomy, Auryon and NanoKnife, experienced improved performance during the first quarter of fiscal year 2022 as the number of procedures continued to improve from the COVID-19 impact in the first quarter of the prior year. In our Med Device business, Vascular Access, excluding the large prior year order in the UK, also improved in the first quarter of fiscal year 2022 compared to the prior year period. This was partially offset by our Med Device Oncology products, which continued to face pressure from reductions in procedure volumes due to challenges resulting from the COVID-19 pandemic.
New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 17 to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Results of Operations for the Three Months Ended August 31, 2021 and 2020
For the three months ended August 31, 2021, the Company reported a net loss of $7.0 million, or a loss of $0.18 per diluted share, on net sales of $77.0 million, compared with a net loss of $4.3 million, or a loss of $0.11 per diluted share, on net sales of $70.2 million during the same quarter of the prior year.
Net Sales

Net sales - Net sales are derived from the sale of products and related freight charges, less discounts, rebates and returns.

The table below summarizes net sales by Med Tech and Med Device:

	Three Months Ended
(in thousands)	Aug 31, 2021	Aug 31, 2020	% Change
Net Sales
Med Tech	$17,619	$10,486	68.0%
Med Device	59,352	59,730	(0.6)%
Total	$76,971	$70,216	9.6%

	Three Months Ended
(in thousands)	Aug 31, 2021	Aug 31, 2020	% Change
Net Sales by Global Business Unit
Endovascular Therapies	$38,058	$29,857	27.5%
Vascular Access	24,957	28,105	(11.2)%
Oncology	13,956	12,254	13.9%
Total	$76,971	$70,216	9.6%

Net Sales by Geography
United States	$64,464	$54,108	19.1%
International	12,507	16,108	(22.4)%
Total	$76,971	$70,216	9.6%
For the three months ended August 31, 2021, net sales increased $6.8 million to $77.0 million compared to the same period in the prior year.
The Med Tech business increased $7.1 million from the first quarter of the prior year. This growth was driven by Auryon sales which grew $4.8 million compared to the prior year. The AngioVac business grew $0.7 million as the Company generally continued to see consistent case volumes in AngioVac despite continued COVID-19 challenges. Additionally, NanoKnife also had improved capital and disposable sales which increased $1.0 and $0.7 million, respectively. NanoKnife capital growth was in the U.S and Europe while the disposable growth was driven by U.S sales.

The Med Device business net sales decreased $0.4 million from the prior year; however, excluding the large prior year order in the UK, net sales increased $4.8 million. This increase was driven by increased case volume compared to the first quarter of the prior year which resulted in increased sales of Core, Venous and BioSentry products of $2.1 million, $0.6 million and $0.4 million, respectively. Excluding the prior year order in the UK, Midlines, PICCs and Ports increased $2.2 million, with $1.1 million of the increase driven by U.S port sales. These increases were partially offset by decreased Microwave sales of $0.4 million.

Gross Profit, Operating expenses, and Other income (expense)

	Three Months Ended
(in thousands)	Aug 31, 2021	Aug 31, 2020	% Change
Gross profit	$40,139	$35,764	12.2%
Gross profit % of sales	52.1%	50.9%
Research and development	$7,394	$9,009	(17.9)%
% of sales	9.6%	12.8%
Selling and marketing	$24,446	$17,705	38.1%
% of sales	31.8%	25.2%
General and administrative	$8,943	$8,557	4.5%
% of sales	11.6%	12.2%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.

Gross profit increased by $4.4 million compared to the prior year. The change is primarily attributable to the following:

•Sales volume positively impacted gross profit by $4.2 million year over year;
•Sales mix positively impacted gross profit by $0.7 million as a result of increased sales of NanoKnife, Auryon and AngioVac;
•Increased Auryon start up costs related to placed units of $1.0 million negatively impacted gross profit year over year; and

•Inflationary costs on raw materials, labor and freight had a negative impact of $1.4 million year over year, partially offset by favorablility in production volume and other initiatives of $1.2 million and $0.4 million, respectively.

Research and development expense - Research and development (“R&D”) expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.

R&D expense decreased $1.6 million compared to the prior year. The change is primarily attributable to the following:

•R&D project expense decreased $1.0 million year over year primarily due to the timing of certain projects; and
•Compensation and benefits expense decreased $0.4 million as a result of open roles.

Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

S&M expense increased $6.7 million compared to the prior year. The change is primarily attributable to the following:

•Compensation and benefits expense increased $4.3 million due to additional headcount from the build-out of the Auryon sales and marketing teams; and
•Travel and other expenses increased $2.5 million as some COVID-19 restrictions were lifted.

General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.

G&A expense increased $0.4 million compared to the prior year. The change is primarily attributable to the following:

•Compensation and benefits expense increased $0.9 million year over year primarily due to increased headcount; and
•Outside consultant spend decreased $0.7 million, partially offsetting the foregoing increase.

	Three Months Ended
(in thousands)	Aug 31, 2021	Aug 31, 2020	$ Change
Amortization of intangibles	$4,821	$4,953	$(132)
Change in fair value of contingent consideration	$195	$(657)	$852
Acquisition, restructuring and other items, net	$2,440	$1,319	$1,121
Other income (expense), net	$(508)	$309	$(817)

Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.

•Amortization expense decreased $0.1 million from the prior year due to assets that became fully amortized in fiscal year 2021 along with the write-off of the OARtrac intangible asset in the fourth quarter of fiscal year 2021. This was partially offset by amortization relating to the Camaro intangible asset addition of $3.9 million in the first quarter of fiscal year 2022.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.

•The change in the fair value is related to the Eximo contingent consideration.

Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Acquisition, restructuring and other items, net, increased by $1.1 million compared to the prior year. The change is primarily attributable to the following:

•Legal expense, related to litigation that is outside of the normal course of business, of $2.1 million was recorded in the first quarter of fiscal year 2022 compared to $0.8 million in the prior year;
•In the first quarter of fiscal year 2021, and as a result of the sale of the Fluid Management business, the Company incurred $0.3 million of expense to move manufacturing facilities and the Company received $0.4 million from Medline Industries, Inc. as part of the TSA agreement. These activities were completed during fiscal year 2021; and
•Other expenses of $0.4 million in the first quarter of fiscal year 2022 compared to $0.6 million in the prior year consisted mainly of severance associated with organizational changes.

Other income (expense), net - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.

•The increase in other expense from the prior year of $0.8 million is primarily due to unrealized foreign currency losses of $0.9 million.

Income Tax Benefit

	Three Months Ended
(in thousands)	Aug 31, 2021	Aug 31, 2020
Income tax benefit	$(1.6)	$(0.5)
Effective tax rate including discrete items	19.0%	11.3%

Our effective tax rate including discrete items for the three-month periods ended August 31, 2021 and 2020 was 19.0% and 11.3%, respectively. In fiscal year 2022, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
The estimated annual effective tax rate, however, prior to discrete items was 10.6% in the first quarter of fiscal year 2022, as compared to 14.2% for the same period in fiscal year 2021.
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
Our cash and cash equivalents totaled $35.5 million as of August 31, 2021, compared with $48.2 million as of May 31, 2021. As of August 31, 2021 and May 31, 2021, total debt outstanding related to the Revolving Facility was $25.0 million and $20.0 million, respectively. The fair value of contingent consideration liability as of August 31, 2021 and May 31, 2021, was $15.9 million and $15.7 million, respectively.
The table below summarizes our cash flows:

	Three Months Ended
(in thousands)	Aug 31, 2021	Aug 31, 2020
Cash provided by (used in):
Operating activities	$(8,904)	$(5,425)
Investing activities	(9,092)	(1,824)
Financing activities	5,446	491
Effect of exchange rate changes on cash and cash equivalents	(139)	252
Net change in cash and cash equivalents	$(12,689)	$(6,506)
Cash flows consisted of the following:
Cash used in operating activities
Three months ended August 31, 2021 and 2020:
•Net loss of $7.0 million and $4.3 million for the period ended August 31, 2021 and 2020, respectively, plus the non-cash items, primarily driven by depreciation and amortization and stock based compensation, along with the changes in working capital below, contributed to cash used in operations of $8.9 million and $5.4 million, respectively, for these periods.
•For the period ended August 31, 2021, working capital was negatively impacted by decreased accounts payable, accrued liabilities and other liabilities of $6.3 million, mainly driven by the payment of annual incentive compensation in the first quarter.
•For the period ended August 31, 2020, working capital was negatively impacted by increased accounts receivable of $2.7 million and decreased accounts payable, accrued liabilities and other liabilities of $10.1 million. Inventory had a favorable impact on working capital of $7.2 million.
Cash used in investing activities
Three months ended August 31, 2021 and 2020:
•$1.0 million and $1.8 million, respectively, of cash was used for fixed asset additions;
•$4.5 million of cash was used for Auryon placement and evaluation unit additions in the first quarter of fiscal year 2022; and
•$3.6 million of cash was used for the QX Medical asset acquisition in the first quarter of fiscal year 2022.
Cash provided by financing activities
Three months ended August 31, 2021 and 2020:
•$5.0 million draw on the revolver in the first quarter of fiscal year 2022 for the QX Medical asset acquisition; and
•$0.4 million and $0.5 million, respectively, of proceeds from stock option and ESPP activity.

The Credit Agreement provides for a $125.0 million secured Revolving Facility, which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $75.0 million.  The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00. The other financial covenant requires us to maintain a total leverage ratio of not greater than 3.00 to 1.00. The total leverage ratio is based upon our trailing twelve months total adjusted EBITDA (as defined in the Credit Agreement). The amount that we can borrow under our Credit Agreement is directly based on our leverage ratio. The interest rate on the Revolving Facility at August 31, 2021 was 1.34%. The Company was in compliance with the Credit Agreement covenants as of August 31, 2021.
In the first quarter of fiscal year 2022, the Company made a $5.0 million draw on the Revolving Facility in conjunction with the QX Medical asset acquisition. In December 2020 and March 2021, payments of $10.0 million each were made on the Revolving Facility. We believe that our current cash balance, together with cash generated from operations and access to our Revolving Facility, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make acquisitions of other businesses or technologies in the future for cash, we may require external financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our credit facility and investments that could impact our results of operations and financial position.
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. For the three months ended August 31, 2021, approximately 6% of our sales were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.
Interest Rate Risk
On June 3, 2019, we entered into the Credit Agreement which provides for a $125.0 million Revolving Facility. Interest on the facility will be based, at the Company’s option, on either a base rate of LIBOR or alternate base rate, plus an applicable margin tied to the Company’s total leverage ratio and having ranges between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. In the event of default, the interest rate may be increased by 2.0%. As of August 31, 2021 there was $25.0 million outstanding on the Revolving Facility. The interest rate on the Revolving Facility at August 31, 2021 was 1.34%.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended August 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries
PART II: OTHER INFORMATION

See Note 14 "Commitments and Contingencies" set forth in the notes to our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2021 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk. There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended August 31, 2021:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (2)
June 1, 2021 - June 30, 2021	—	$—	—	$—
July 1, 2021 - July 31, 2021	23,498	$26.65	—	$—
August 1, 2021 - August 31, 2021	41,348	$27.45	—	$—
Total	64,846	$27.16	—	—
(1)These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares/units from equity-based awards.
(2)These amounts are not applicable as the Company currently does not have a share repurchase program in effect.
Item 3. Defaults on Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6

	EXHIBIT INDEX	Incorporated by Reference
No.	Description	Form	Exhibit	Filing Date

10.1	Form of Performance Share Award Agreement pursuant to the 2020 Stock and Incentive Award Plan

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	September 30, 2021	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	September 30, 2021	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)