Form 10-Q
period 2021-11-30
ANGIODYNAMICS INC
filed 2022-01-07
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2021
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 6, 2022
Common Stock, par value $.01	38,716,740

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	Nov 30, 2021	Nov 30, 2020	Nov 30, 2021	Nov 30, 2020
Net sales	$78,280	$72,770	$155,251	$142,986
Cost of sales (exclusive of intangible amortization)	37,725	32,596	74,557	67,048
Gross profit	40,555	40,174	80,694	75,938
Operating expenses:
Research and development	8,199	9,712	15,593	18,721
Sales and marketing	23,606	20,174	48,052	37,879
General and administrative	9,678	9,219	18,621	17,776
Amortization of intangibles	4,889	4,593	9,710	9,546
Change in fair value of contingent consideration	609	184	804	(473)
Acquisition, restructuring and other items, net	2,253	1,128	4,693	2,447
Total operating expenses	49,234	45,010	97,473	85,896
Operating loss	(8,679)	(4,836)	(16,779)	(9,958)
Other income (expense):
Interest expense, net	(174)	(235)	(330)	(450)
Other income (expense), net	(10)	(102)	(362)	422
Total other expense, net	(184)	(337)	(692)	(28)
Loss before income tax benefit	(8,863)	(5,173)	(17,471)	(9,986)
Income tax benefit	(512)	(905)	(2,148)	(1,450)
Net loss	$(8,351)	$(4,268)	$(15,323)	$(8,536)
Loss per share
Basic	$(0.21)	$(0.11)	$(0.39)	$(0.22)
Diluted	$(0.21)	$(0.11)	$(0.39)	$(0.22)
Weighted average shares outstanding
Basic	39,053	38,327	38,893	38,242
Diluted	39,053	38,327	38,893	38,242
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands of dollars)

	Three Months Ended		Six Months Ended
	Nov 30, 2021	Nov 30, 2020	Nov 30, 2021	Nov 30, 2020
Net loss	$(8,351)	$(4,268)	$(15,323)	$(8,536)
Other comprehensive income, before tax:
Foreign currency translation	819	1,180	1,409	3,275
Other comprehensive income, before tax	819	1,180	1,409	3,275
Income tax expense related to items of other comprehensive income (loss)	—	—	—	—
Other comprehensive income, net of tax	819	1,180	1,409	3,275
Total comprehensive loss, net of tax	$(7,532)	$(3,088)	$(13,914)	$(5,261)
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Nov 30, 2021	May 31, 2021
Assets
Current assets
Cash and cash equivalents	$34,291	$48,161
Accounts receivable, net of allowances of $1,850 and $1,919 respectively	38,205	35,405
Inventories	48,183	48,614
Prepaid expenses and other	11,506	8,699
Total current assets	132,185	140,879
Property, plant and equipment, net	43,090	37,073
Intangible assets, net	165,000	168,977
Goodwill	201,709	201,316
Other assets	12,119	13,193
Total assets	$554,103	$561,438
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$24,191	$19,630
Accrued liabilities	27,715	35,459
Other current liabilities	2,569	2,495
Total current liabilities	54,475	57,584
Long-term debt	25,000	20,000
Deferred income taxes	17,994	19,955
Contingent consideration	16,540	15,741
Other long-term liabilities	7,726	8,701
Total liabilities	121,735	121,981
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 39,455,193 and 38,920,951 shares issued and 39,085,193 and 38,550,951 shares outstanding at November 30, 2021 and May 31, 2021, respectively	379	377
Additional paid-in capital	580,330	573,507
Accumulated deficit	(147,189)	(131,866)
Treasury stock, 370,000 shares at November 30, 2021 and May 31, 2021, respectively	(5,714)	(5,714)
Accumulated other comprehensive income	4,562	3,153
Total Stockholders’ Equity	432,368	439,457
Total Liabilities and Stockholders' Equity	$554,103	$561,438
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Six Months Ended
	Nov 30, 2021	Nov 30, 2020
Cash flows from operating activities:
Net loss	$(15,323)	$(8,536)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,276	13,013
Non-cash lease expense	1,209	1,265
Stock based compensation	5,437	4,251
Change in fair value of contingent consideration	804	(473)
Deferred income taxes	(2,259)	(1,553)
Change in accounts receivable allowances	16	29
Fixed and intangible asset impairments and disposals	97	180
Other	(78)	(230)
Changes in operating assets and liabilities:
Accounts receivable	(2,922)	(2,281)
Inventories	478	10,528
Prepaid expenses and other	(4,184)	(6,323)
Accounts payable, accrued and other liabilities	(4,514)	(3,847)
Net cash (used in) provided by operating activities	(6,963)	6,023
Cash flows from investing activities:
Additions to property, plant and equipment	(2,152)	(3,185)
Additions to placement and evaluation units	(7,189)	—
Cash paid for acquisitions	(3,600)	—
Net cash used in investing activities	(12,941)	(3,185)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	5,000	—
Proceeds from exercise of stock options and employee stock purchase plan	1,388	481
Net cash provided by financing activities	6,388	481
Effect of exchange rate changes on cash and cash equivalents	(354)	271
(Decrease) increase in cash and cash equivalents	(13,870)	3,590
Cash and cash equivalents at beginning of period	48,161	54,435
Cash and cash equivalents at end of period	$34,291	$58,025

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$65	$23
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2021	38,920,951	$377	$573,507	$(131,866)	$3,153	(370,000)	$(5,714)	$439,457
Net loss				(6,972)				(6,972)
Exercise of stock options	80,635	1	1,279					1,280
Issuance/Cancellation of restricted stock units	279,495		(1,734)					(1,734)
Issuance/Cancellation of performance share units	59,371							—
Purchases of common stock under ESPP	49,789	1	899					900
Stock-based compensation			2,429					2,429
Other comprehensive income, net of tax					590			590
Balance at August 31, 2021	39,390,241	$379	$576,380	$(138,838)	$3,743	(370,000)	$(5,714)	$435,950
Net loss				(8,351)				(8,351)
Exercise of stock options	56,064		1,022					1,022
Issuance/Cancellation of restricted stock units	8,695		(83)					(83)
Purchases of common stock under ESPP	193		3					3
Stock-based compensation			3,008					3,008
Other comprehensive income, net of tax					819			819
Balance at November 30, 2021	39,455,193	$379	$580,330	$(147,189)	$4,562	(370,000)	$(5,714)	$432,368

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2020	38,448,536	$374	$561,871	$(100,318)	$(1,341)	(370,000)	$(5,714)	$454,872
Net loss				(4,268)				(4,268)
Issuance/Cancellation of restricted stock units	164,946		(143)					(143)
Purchases of common stock under ESPP	79,596	1	633					634
Stock-based compensation			1,864					1,864
Other comprehensive income, net of tax					2,095			2,095
Balance at August 31, 2020	38,693,078	$375	$564,225	$(104,586)	$754	(370,000)	$(5,714)	$455,054
Net loss				(4,268)				(4,268)
Issuance/Cancellation of restricted stock units	8,952		(10)					(10)
Stock-based compensation			2,387					2,387
Other comprehensive income, net of tax					1,180			1,180
Balance at November 30, 2020	38,702,030	$375	$566,602	$(108,854)	$1,934	(370,000)	$(5,714)	$454,343

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Loss for the three and six months ended November 30, 2021 and 2020, the Consolidated Balance Sheet as of November 30, 2021, the Consolidated Statements of Cash Flows for the six months ended November 30, 2021 and 2020, and the Consolidated Statements of Stockholders’ Equity for the six months ended November 30, 2021 and 2020 have been prepared by the Company and are unaudited. The Consolidated Balance Sheet as of May 31, 2021 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended November 30, 2021 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three and six months ended November 30, 2021 and 2020 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, "us", "we" or the “Company”. All intercompany balances and transactions have been eliminated.
2. ACQUISITIONS
Camaro Support Catheter Asset Acquisition
On July 27, 2021, the Company acquired the Camaro support catheter (rebranded as Syntrax) from QX Medical, LLC for an aggregate purchase price of $4.0 million, which included an upfront payment of $3.6 million and $0.4 million in purchase price holdbacks, along with $1.0 million of potential future contingent consideration related to revenue milestones. This acquisition supports the Auryon product family and the Company's strategic plan. The Company accounted for this acquisition as an asset purchase. The Company recorded the amount paid at closing as inventory and fixed assets of $0.1 million and an intangible asset product technology of $3.9 million. The intangible asset will be amortized over 15 years. The contingent consideration is comprised of revenue milestones and will be accounted for when the contingency is resolved or becomes probable and reasonably estimable.
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
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following table summarizes net sales by Global Business Unit ("GBU") and geography:

	Three Months Ended Nov 30, 2021			Three Months Ended Nov 30, 2020
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Endovascular Therapies	$36,253	$3,407	$39,660	$30,689	$3,211	$33,900
Vascular Access	20,705	4,365	25,070	20,161	3,769	23,930
Oncology	8,392	5,158	13,550	9,834	5,106	14,940
Total	$65,350	$12,930	$78,280	$60,684	$12,086	$72,770

	Six Months Ended Nov 30, 2021			Six Months Ended Nov 30, 2020
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Endovascular Therapies	$71,006	$6,712	$77,718	$57,669	$6,088	$63,757
Vascular Access	41,180	8,846	50,026	39,383	12,652	52,035
Oncology	17,628	9,879	27,507	17,740	9,454	27,194
Total	$129,814	$25,437	$155,251	$114,792	$28,194	$142,986
As the Company has previously announced, the Company is focused on its ongoing transformation from a company with a broad portfolio of largely undifferentiated products to a more focused medical technology company that delivers unique and innovative health care solutions. The Company believes that this transformation will enable the Company to shift the portfolio from the mature, lower-growth markets where we have competed in the past by investing in technology and products that provide access to larger and faster growing markets. As such, we believe the growth in the near to mid-term will be driven by our high technology products including Auryon, Thrombectomy (which includes AngioVac, AlphaVac and thrombolytics) and NanoKnife. We will refer to these high technology products as our Med Tech business and we will refer to the remainder of the portfolio as our Med Device business.
The following table summarizes net sales by Med Tech and Med Device:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2021	Nov 30, 2020	Nov 30, 2021	Nov 30, 2020
Net Sales
Med Tech	$18,886	$13,849	$36,504	$24,335
Med Device	59,394	58,921	118,747	118,651
Total	$78,280	$72,770	$155,251	$142,986
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
The Company enters into agreements to place placement and evaluation units (“units”) at customer sites, but the Company retains title to the units. During the duration of these agreements the customer has the right to use the unit at no upfront charge in connection with the customer’s ongoing purchase of disposables. These types of agreements include an embedded operating lease for the right to use the units. In these arrangements, revenue recognized for the sale of the disposables is not allocated between the disposal revenue and lease revenue due to the insignificant value of the units in relation to the total agreement value.
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
Rebates and Allowances: The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The Company establishes reserves for such amounts, which is included in accrued expenses in the accompanying Consolidated Balance Sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes. The Company is also required to pay administrative fees to group purchasing organizations.
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the six months ended November 30, 2021, such product returns were not material.
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Nov 30, 2021	May 31, 2021
Receivables	$38,205	$35,405
Contract assets	$—	$—
Contract liabilities	$690	$426

During the six months ended November 30, 2021, the Company had additions to contract liabilities of $0.8 million. This was offset by $0.5 million in revenue that was recognized during the six months ended November 30, 2021.
Costs to Obtain or Fulfill a Customer Contract
Under ASC 606, the Company may recognize an asset for incremental costs of obtaining a contract with a customer if it expects to recover those costs. The Company’s sales incentive compensation plans qualify for capitalization since these plans are directly related to sales achieved during a period of time. However, the Company has elected the practical expedient under ASC 340-40-25-4 to expense the costs as they are incurred within selling and marketing expenses since the amortization period is less than one year.
The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs, associated with the distribution of finished products to customers, are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer. Amounts charged to customers for shipping and handling are recorded in net sales.

4. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Nov 30, 2021	May 31, 2021
Raw materials	$26,706	$22,925
Work in process	6,673	8,022
Finished goods	14,804	17,667
Inventories	$48,183	$48,614
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow-moving inventory. The total inventory reserve at November 30, 2021 and May 31, 2021 was $4.0 million and $3.8 million, respectively.

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
There were no adjustments to goodwill for the six months ended November 30, 2021 other than foreign currency translation adjustments.
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
Intangible assets consisted of the following:

	Nov 30, 2021
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$242,907	$(105,140)	$137,767
Customer relationships	60,186	(36,067)	24,119
Trademarks	9,950	(7,045)	2,905
Licenses	6,087	(5,878)	209
	$319,130	$(154,130)	$165,000

	May 31, 2021
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$236,907	$(97,343)	$139,564
Customer relationships	60,291	(34,164)	26,127
Trademarks	9,950	(6,905)	3,045
Licenses	6,087	(5,846)	241
	$313,235	$(144,258)	$168,977
Amortization expense for the three months ended November 30, 2021 and 2020 was $4.9 million and $4.6 million, respectively. Amortization expense for the six months ended November 30, 2021 and 2020 was $9.7 million and $9.5 million, respectively.
Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
Remainder of 2022	$9,796
2023	19,111
2024	16,902
2025	16,884
2026	16,703
2027 and thereafter	85,604
$165,000

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Nov 30, 2021	May 31, 2021
Payroll and related expenses	$13,308	$20,408
Royalties	2,260	2,663
Accrued severance	29	548
Sales and franchise taxes	1,081	631
Outside services	4,929	4,256
Litigation Matters	—	975
Rebates	771	544
Other	5,337	5,434
	$27,715	$35,459

7. LONG-TERM DEBT
On June 3, 2019 the Company repaid all amounts outstanding under its then existing credit agreement and entered into a new Credit Agreement with the lender's party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A. and KeyBank National Association, as co-syndication agents.
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
The Credit Agreement has a five-year maturity. Interest on the facility is based, at the Company’s option, on either a base rate of LIBOR or alternate base rate, plus an applicable margin tied to the Company’s total leverage ratio and having ranges between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. After default, the interest rate may be increased by 2.0%. The facility also carries a commitment fee of 0.20% to 0.25% per annum on the unused portion.
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
As of November 30, 2021, there was $25.0 million outstanding on the Revolving Facility. As of November 30, 2021 and May 31, 2021, the carrying value of long-term debt approximated its fair market value.
The interest rate on the Revolving Facility at November 30, 2021 was 1.34%.

8. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 12.3% as of the second quarter of fiscal year 2022, as compared to 16.1% for the same period in fiscal year 2021. In fiscal year 2022, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of November 30, 2021. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

9. SHARE-BASED COMPENSATION
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. As of November 30, 2021, there was a maximum of 1.5 million shares of common stock available for future grant under the 2020 Plan.
Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.
The Company also has an employee stock purchase plan. As of November 30, 2021, there was a maximum of 2.4 million shares of common stock available for future grant under the employee stock purchase plan.
For the three months ended November 30, 2021 and 2020, share-based compensation expense was $3.0 million and $2.4 million, respectively. For the six months ended November 30, 2021 and 2020, share-based compensation expense was $5.4 million and $4.3 million, respectively.
During the six months ended November 30, 2021 and 2020, the Company granted stock options and restricted stock units under the 2020 and 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.
During the six months ended November 30, 2021 and 2020, the Company granted performance share units under the 2020 and 2004 Plan to certain employees. The awards may be earned by achieving performance levels over the requisite service period. The performance criteria are based on achieving certain performance targets and the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards is based on a Monte Carlo simulation model.
As of November 30, 2021, there was $22.1 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The Company has sufficient shares to satisfy expected share-based payment arrangements.
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
The following table reconciles basic to diluted weighted-average shares outstanding:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2021	Nov 30, 2020	Nov 30, 2021	Nov 30, 2020
Basic	39,053	38,327	38,893	38,242
Effect of dilutive securities	—	—	—	—
Diluted	39,053	38,327	38,893	38,242

Securities excluded as their inclusion would be anti-dilutive	3,510	3,133	3,510	3,159

11. SEGMENT AND GEOGRAPHIC INFORMATION
The Company considers the business to be a single operating segment engaged in the development, manufacture and sale of medical devices for vascular access, peripheral vascular disease and oncology on a global basis. The Company's chief operating decision maker, the President and Chief Executive Officer (CEO), evaluates the various global product portfolios on a net sales basis utilizing various breakouts of the data including Global Business Unit, Med Tech versus Med Device and geography. Executives reporting to the CEO include those responsible for commercial operations, manufacturing operations, regulatory and quality and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated global basis due to shared infrastructure and resources.
The table below summarizes net sales by Global Business Unit:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2021	Nov 30, 2020	Nov 30, 2021	Nov 30, 2020
Net Sales
Endovascular Therapies	$39,660	$33,900	$77,718	$63,757
Vascular Access	25,070	23,930	50,026	52,035
Oncology	13,550	14,940	27,507	27,194
Total	$78,280	$72,770	$155,251	$142,986
The table below summarizes net sales by Med Tech and Med Device:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2021	Nov 30, 2020	Nov 30, 2021	Nov 30, 2020
Net Sales
Med Tech	$18,886	$13,849	$36,504	$24,335
Med Device	59,394	58,921	118,747	118,651
Total	$78,280	$72,770	$155,251	$142,986
The table below summarizes net sales by geographic area based on external customer location:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2021	Nov 30, 2020	Nov 30, 2021	Nov 30, 2020
Net Sales
United States	$65,350	$60,684	$129,814	$114,792
International	12,930	12,086	25,437	28,194
Total	$78,280	$72,770	$155,251	$142,986

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:			Fair Value at Nov 30, 2021
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$16,540	$16,540
Total Financial Liabilities	$—	$—	$16,540	$16,540

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2021
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$15,741	$15,741
Total Financial Liabilities	$—	$—	$15,741	$15,741
There were no transfers between Level 1, 2 and 3 for the three and six months ended November 30, 2021 and 2020.
The table below presents the changes in fair value components of Level 3 instruments:

Three Months Ended Nov 30, 2021
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, August 31, 2021	$15,936
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration (1)	609
Currency gain from remeasurement	(5)
Balance, November 30, 2021	$16,540

Six Months Ended Nov 30, 2021
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2021	$15,741
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration (1)	804
Currency gain from remeasurement	(5)
Balance, November 30, 2021	$16,540
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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of November 30, 2021:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$16,540	Discounted cash flow	Discount rate	5%
			Probability of payment	66% - 100%
			Projected fiscal year of payment	2023 - 2025
At November 30, 2021, the amount of undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $20.0 million. The milestones, including revenue projections and technical milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2022 to 2029 in order for the associated consideration to be paid.

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
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	Nov 30, 2021	May 31, 2021
Assets
Operating lease ROU asset	Other assets	$8,159	$9,382
Liabilities
Current operating lease liabilities	Other current liabilities	2,473	2,415
Non-current operating lease liabilities	Other long-term liabilities	6,011	7,319
Total lease liabilities		$8,484	$9,734
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

Nov 30, 2021
Weighted average remaining term (in years)	3.68
Weighted average discount rate	3.8%

The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	Nov 30, 2021
Remainder of 2022	$1,361
2023	2,773
2024	2,195
2025	1,440
2026	1,139
2027 and thereafter	171
Total lease payments	$9,079
Less: Imputed Interest	595
Total lease obligations	$8,484
Less: Current portion of lease obligations	2,473
Long-term lease obligations	$6,011
During the three months ended November 30, 2021 and 2020, the Company recognized $0.7 million and $0.7 million of operating lease expense, respectively, which includes immaterial short-term leases. During the six months ended November 30, 2021 and 2020, the Company recognized $1.4 million and $1.6 million of operating lease expense, respectively, which includes immaterial short-term leases. The expenses on the Consolidated Statement of Operations were classified as follows:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2021	Nov 30, 2020	Nov 30, 2021	Nov 30, 2020
Cost of sales	$218	$192	$437	$393
Research and development	52	197	150	485
Sales and marketing	39	92	79	193
General and administrative	434	256	764	551
	$743	$737	$1,430	$1,622
The following table presents supplemental cash flow and other information related to leases for the six months ended:

(in thousands)	Nov 30, 2021	Nov 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,359	$1,360
ROU assets obtained in exchange for lease liabilities
Operating leases	$—	$487

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
C.R. Bard, Inc. v. AngioDynamics, Inc.
On January 11, 2012, C.R. Bard, Inc. ("Bard") filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 7,785,302 (“’302 Patent”), 7,959,615 (“’615 Patent”) and 7,947,022 (“’022 Patent”)). The case was stayed pending reexamination in the US Patent and Trademark Office ("USPTO"). Following the reexamination proceedings, and the parties’ related appeals to the Federal Circuit which resulted in further proceedings at the USPTO, certain claims of the ‘615 Patent were held invalid, while the remaining claims of the ‘615 Patent and the other two patents were upheld over the prior art references considered in the reexamination proceedings. Thereafter, the case was transferred from the District of Utah to the United States District Court for the District of Delaware ("District of Delaware"). A scheduling order was entered on March 23, 2021. On July 22, 2021, in another case against a different defendant the District of Utah invalidated multiple claims of the ‘302, ‘022, and ‘615 Patents under 35 USC §101, including claims asserted against the Company. Following the Utah court’s decision, the Company filed a Motion for Judgment on the Pleadings based on collateral estoppel on August 9, 2021. Bard filed its opposition brief on September 2, 2021 and the Company filed a reply on September 9, 2021. Following a hearing on the Motion for Judgment on the Pleadings on December 21, 2021, the District of Delaware stayed the case pending the Federal Circuit's resolution of Bard's appeal from the Utah Decision. Previously, the Company had filed a Motion for Leave to Amend its Answer and Counterclaims on April 14, 2021. This motion sought to add counterclaims for infringement of U.S. Patent Nos. 9,168,365; 9,895,523; and 10,632,295, as well as a counterclaim of inequitable conduct. On November 5, 2021, the Company notified the District of Delaware that the Utah decision was certified for appeal to the Court of Appeals for the Federal Circuit. Contemporaneously, the Company withdrew its Motion for Leave to Amend its Answer and Counterclaims without prejudice to refile. Bard filed its Opening Appellate Brief in its appeal at the Federal Circuit on December 8, 2021. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
On March 10, 2015, Bard and Bard Peripheral Vascular filed suit in the District of Delaware claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 8,475,417, 8,545,460, 8,805,478). The case proceeded through trial which began on March 4, 2019. At the close of Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law as well as its motions for summary judgment on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed. On May 10, 2019, the Company filed a motion for attorney fees and non-taxable expenses under 35 USC Sec. 285. Bard appealed the judgment to the Federal Circuit and on November 10, 2020, the Federal Circuit reversed the judgment in part with respect to Section 101 (subject matter eligibility), and vacated and remanded the trial court’s invalidity and non-infringement judgments. The Company filed a combined Petition for rehearing and rehearing en banc on December 10, 2020, which was denied on January 15, 2021. The Federal Circuit issued its mandate on January 22, 2021. On March 15, 2021, the District of Delaware entered an order requiring the parties to submit status reports and denied as moot the Company’s motion for attorney’s fees and expenses. The parties agreed to schedule trial the week of May 9, 2022, and the trial has been docketed on the Court's calendar. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
On March 8, 2021, Bard filed suit in the District of Delaware asserting certain of the Company’s port products (including certain related infusion sets) infringe U.S. Patent Nos. 8,025,639, 9,603,992 (“’992”) and 9,603,993 (“’993”). On May 20, 2021, the Company filed a Motion to Dismiss Bard’s claims with respect to the ’992 and ’993 patents. On July 22, 2021, the Company submitted the Utah court’s decision invalidating claims of the related ‘302, ‘022, and ‘615 Patents as supplemental authority in support of its Motion to Dismiss. The parties agreed to submit supplemental briefing to address the Utah court’s decision. Bard submitted its brief on August 12, 2021, and the Company submitted its reply on September 2, 2021. On December 21, 2021, the District of Delaware stayed the case pending the Federal Circuit's resolution of Bard's appeal of the Utah decision invalidating multiple claims the ‘302, ‘022, and ‘615 patents under 35 USC §101. The Company maintains its belief that Bard’s claims of the related are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET
Acquisition, Restructuring and Other Items
Acquisition, restructuring and other items, net, consisted of:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2021	Nov 30, 2020	Nov 30, 2021	Nov 30, 2020
Legal (1)	$2,072	$1,185	$4,156	$1,980
Mergers and acquisitions (2)	59	—	59	1
Transition service agreement (3)	—	(334)	—	(709)
Divestiture (4)	—	112	—	384
Manufacturing relocation (5)	59	—	59	—
Other	63	165	419	791
Total	$2,253	$1,128	$4,693	$2,447
(1) Legal expenses related to litigation that is outside the normal course of business.
(2) Mergers and acquisitions expense related to legal and due diligence.
(3) Transition services agreement that was entered into as a result of the sale of the Fluid Management business.
(4) Divestiture expenses incurred to transition manufacturing from Glens Falls, NY to Queensbury, NY.
(5) Expenses to relocate certain manufacturing lines from Queensbury, NY to Costa Rica.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in each component of accumulated other comprehensive income, net of tax, are as follows:

Three Months Ended Nov 30, 2021
(in thousands)	Foreign currency translation income
Balance at August 31, 2021	$3,743
Other comprehensive income, net of tax	819
Net other comprehensive income	$819
Balance at November 30, 2021	$4,562

Six Months Ended Nov 30, 2021
(in thousands)	Foreign currency translation income
Balance at May 31, 2021	$3,153
Other comprehensive income, net of tax	1,409
Net other comprehensive income	$1,409
Balance at November 30, 2021	$4,562

17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements - Adopted
There are no recently issued accounting pronouncements that have been adopted.

Recently Issued Accounting Pronouncements - Not Yet Applicable or Adopted
Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
This ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer.
		June 1, 2023	The Company plans to adopt the new standard in the first quarter of fiscal year 2024 and does not expect there to be a material impact to the consolidated financial statements.

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
Disclosure Regarding Forward-Looking Statements
This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include words such as “expects,” “reaffirms,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “projects,” or variations of such words and similar expressions, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ materially from our expectations, expressed or implied. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions (including inflation and labor shortages), general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, our ability to integrate purchased businesses and other factors including natural disasters and pandemics (such as the scope, scale and duration of the impact of COVID-19). Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the Securities and Exchange Commission (the "SEC").
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
The COVID-19 global pandemic has impacted our business and may continue to pose future risks with the emergence of new variants. Even with the public health actions that have been taken to reduce the spread of the virus, the market continues to experience disruptions with respect to consumer demand, hospital operating procedures and workflow, trends that may continue. The Company's ability to manufacture products, the reliability of our supply chain, labor shortages, backlog and inflation (including the cost of raw materials, direct labor and shipping) have impacted our business, trends that may continue. Accordingly, management continues to evaluate the Company’s liquidity position, communicate with and monitor the actions of our customers and suppliers, and review our near-term financial performance.
In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three and six months ended November 30, 2021 compared to the three and six months ended November 30, 2020 are as follows:
Three months ended November 30, 2021:
•Revenue increased by 7.6% to $78.3 million.
•Med Tech growth of 36.4% and Med Device growth of 0.8%.
•Gross profit decreased 340 bps to 51.8%.
•Net loss increased by $4.1 million to $8.4 million.
•Loss per share increased by $0.10 to a loss of $0.21.
Six months ended November 30, 2021:
•Revenue increased by 8.6% to $155.3 million.
•Med Tech growth of 50.0% and Med Device growth of 0.1%.
•Gross profit decreased 110 bps to 52.0%.
•Net loss increased by $6.8 million to $15.3 million.
•Loss per share increased by $0.17 to a loss of $0.39.
•Cash used in operations increased by $13.0 million to $7.0 million.
In our Med Tech business, comprised of Auryon, the Thrombectomy portfolio and NanoKnife, Auryon and the Thrombectomy portfolio experienced improved performance during the second quarter of fiscal year 2022 as the number of procedures increased. In our Med Device business, Vascular Access, also improved in the second quarter of fiscal year 2022 compared to the prior year period. This was partially offset by our Oncology products, which continued to face pressure from reductions in procedure volumes due to challenges resulting from the COVID-19 pandemic.
Results of Operations
For the three months ended November 30, 2021, the Company reported a net loss of $8.4 million, or a loss of $0.21 per diluted share, on net sales of $78.3 million, compared with a net loss of $4.3 million, or a loss of $0.11 per diluted share, on net sales of $72.8 million during the same quarter of the prior year. For the six months ended November 30, 2021, the Company reported a net loss of $15.3 million, or a loss of $0.39 per diluted share, on net sales of $155.3 million, compared with a net loss of $8.5 million, or a loss of $0.22 per diluted share, on net sales of $143.0 million during the same period of the prior year.
Net Sales
Net sales - Net sales are derived from the sale of products and related freight charges, less discounts, rebates and returns.
The table below summarizes net sales by Med Tech and Med Device:

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2021	Nov 30, 2020	% Change	Nov 30, 2021	Nov 30, 2020	% Change
Net Sales
Med Tech	$18,886	$13,849	36.4%	$36,504	$24,335	50.0%
Med Device	59,394	58,921	0.8%	118,747	118,651	0.1%
Total	$78,280	$72,770	7.6%	$155,251	$142,986	8.6%

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2021	Nov 30, 2020	% Change	Nov 30, 2021	Nov 30, 2020	% Change
Net Sales by Global Business Unit
Endovascular Therapies	$39,660	$33,900	17.0%	$77,718	$63,757	21.9%
Vascular Access	25,070	23,930	4.8%	50,026	52,035	(3.9)%
Oncology	13,550	14,940	(9.3)%	27,507	27,194	1.2%
Total	$78,280	$72,770	7.6%	$155,251	$142,986	8.6%

Net Sales by Geography
United States	$65,350	$60,684	7.7%	$129,814	$114,792	13.1%
International	12,930	12,086	7.0%	25,437	28,194	(9.8)%
Total	$78,280	$72,770	7.6%	$155,251	$142,986	8.6%
For the three months ended November 30, 2021, net sales increased $5.5 million to $78.3 million compared to the same period in the prior year. For the six months ended November 30, 2021, net sales increased $12.3 million to $155.3 million compared to the same period in the prior year. At November 30, 2021, the Company had a backlog of $4.0 million.
The Med Tech business net sales increased $5.0 million and $12.2 million for the three and six months ended November 30, 2021 compared to the same periods in the prior year, respectively. The change in sales for both periods was primarily driven by:
•Increased Auryon sales of $4.2 million and $9.0 million compared to the same periods in the prior year, respectively;
•Growth in the thrombectomy platform driven by the AngioVac business of $1.2 million and $1.9 million, compared to the same periods in the prior year, respectively, as the Company saw increased case volumes in AngioVac despite continued COVID-19 challenges along with the limited market launch of the AlphaVac product during the second quarter of fiscal year 2022; and
•Decreased NanoKnife sales of $0.7 million for the three months ended November 30, 2021 compared to the same period in the prior year and increased NanoKnife sales of $1.0 million for the six months ended November 30, 2021 compared to the same period in the prior year. The decrease for the three months ended November 30, 2021 was driven by decreased capital sales offset by a $0.2 million increase in disposable sales, mainly in Europe. For the six months ended November 30, 2021, NanoKnife disposable sales increased $1.0 million, driven by sales in the U.S. and Europe, with consistent capital sales.
The Med Device business net sales increased $0.5 million and $0.1 million for the three and six months ended November 30, 2021 compared to the same periods in the prior year, respectively. Excluding the large UK order in the first quarter of the prior year, net sales increased $5.3 million for the six months ended November 30, 2021. The change in sales for both periods was primarily driven by:
•Increased case volume for the three months ended November 30, 2021 compared to the same period in the prior year which resulted in increased sales of Core and BioSentry products of $0.7 million and $0.1 million, respectively. PICCs and Port sales also increased $0.9 million and $0.6 million, respectively with the increase in PICCs driven by sales in the U.S. and Latin America and the increase in Ports driven solely by sales in the U.S. These increases for the three months ended November 30, 2021 compared to the same period in the prior year were partially offset by decreased Venous, Midline, Radio Frequency Ablation, Microwave and Balloon sales of $0.7 million, $0.2 million, $0.5 million, $0.2 million and $0.1 million, respectively;

•Increased case volume for the six months ended November 30, 2021 compared to the same period in the prior year, which resulted in increased sales of Core and BioSentry products of $2.9 million and $0.4 million, respectively. Port sales also increased $1.9 million, driven primarily by sales in the U.S. These increases for the six months ended November 30, 2021 compared to the same period in the prior year were partially offset by decreased Venous, Midline, PICCs, Dialysis, Radio Frequency Ablation and Microwave sales of $0.1 million, $2.0 million, $1.6 million, $0.4 million, $0.4 million and $0.6 million, respectively;
•Midlines, PICCs and Ports increased $3.5 million, excluding the prior year order in the UK, for the six months ended November 30, 2021 compared to the prior year period; and
•The backlog of $4.0 million at November 30, 2021, which was primarily related to Med Device products.
Gross Profit, Operating expenses, and Other income (expense)

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2021	Nov 30, 2020	% Change	Nov 30, 2021	Nov 30, 2020	% Change
Gross profit	$40,555	$40,174	0.9%	$80,694	$75,938	6.3%
Gross profit % of sales	51.8%	55.2%		52.0%	53.1%
Research and development	$8,199	$9,712	(15.6)%	$15,593	$18,721	(16.7)%
% of sales	10.5%	13.3%		10.0%	13.1%
Selling and marketing	$23,606	$20,174	17.0%	$48,052	$37,879	26.9%
% of sales	30.2%	27.7%		31.0%	26.5%
General and administrative	$9,678	$9,219	5.0%	$18,621	$17,776	4.8%
% of sales	12.4%	12.7%		12.0%	12.4%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Gross profit increased by $0.4 million for the three months ended November 30, 2021 compared to the same period in the prior year. The change is primarily attributable to the following:
•Sales volume positively impacted gross profit by $3.3 million;
•Price and mix negatively impacted gross profit by $0.4 million as a result of increased sales of Vascular Access products and decreased sales of NanoKnife capital. This negative impact was partially offset by increased sales of Auryon and AngioVac products;
•Labor shortages, inflationary costs on raw materials and production volume negatively impacted gross profit by $1.7 million; and
•Start-up costs related to Auryon and AlphaVac of $0.8 million, including depreciation on Auryon placement units of $0.4 million, negatively impacted gross profit.
Gross profit increased by $4.8 million for the six months ended November 30, 2021 compared to the same period in the prior year. The change is primarily attributable to the following:
•Sales volume positively impacted gross profit by $6.9 million;
•Price and mix positively impacted gross profit by $1.3 million as a result of increased sales of Auryon and AngioVac products. This positive impact was partially offset by increased sales of Vascular Access products;
•Start-up costs related to Auryon and AlphaVac of $1.7 million, including depreciation on Auryon placement units of $0.6 million, negatively impacted gross profit; and
•Labor shortages, freight and inflationary costs on raw materials, negatively impacted gross profit by $1.7 million year over year.
Research and development expense - Research and development (“R&D”) expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.
R&D expense decreased $1.5 million and $3.1 million for the three and six months ended November 30, 2021 compared to the same period in the prior year, respectively. The change from each period is primarily attributable to:

•The timing of certain projects, which reduced R&D project expense by $0.7 million and $2.1 million for the three and six months ended November 30, 2021 compared to the same periods in the prior year, respectively; and
•Open R&D positions, which resulted in decreased compensation and benefits expense of $0.7 and $1.1 million for the three and six months ended November 30, 2021 compared to the same periods in the prior year, respectively.

Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense increased $3.4 million and $10.2 million for the three and six months ended November 30, 2021 compared to the same period in the prior year, respectively. The change from each period is primarily attributable to:
•Additional headcount from the build-out of the Auryon sales and marketing teams, which increased compensation and benefits expense by $2.5 million and $6.8 million for the three and six months ended November 30, 2021 compared to the same periods in the prior year, respectively; and
•Increased travel, meeting and tradeshow expenses of $1.0 million and $3.2 million for the three and six months ended November 30, 2021 compared to the same period in the prior year, respectively, as some COVID-19 restrictions were lifted.
General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense increased $0.5 million and $0.8 million for the three and six months ended November 30, 2021 compared to the same period in the prior year, respectively. The change from each period is primarily attributable to:
•Additional headcount, which increased compensation and benefits expense by $0.5 million and $1.3 million for the three and six months ended November 30, 2021 compared to the same period in the prior year, respectively; and
•Legal expense decreased $1.4 million offset by other outside consultant spend of $0.8 million for the six months ended November 30, 2021 compared to the same period in the prior year.

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2021	Nov 30, 2020	$ Change	Nov 30, 2021	Nov 30, 2020	$ Change
Amortization of intangibles	$4,889	$4,593	$296	$9,710	$9,546	$164
Change in fair value of contingent consideration	$609	$184	$425	$804	$(473)	$1,277
Acquisition, restructuring and other items, net	$2,253	$1,128	$1,125	$4,693	$2,447	$2,246
Other income (expense), net	$(184)	$(337)	$153	$(692)	$(28)	$(664)
Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.
•Amortization expense increased $0.3 million and $0.2 million, respectively, for the three and six months ended November 30, 2021 compared to the prior year periods. The increase is due to amortization relating to the Camaro intangible asset addition of $3.9 million in the first quarter of fiscal year 2022, partially offset by assets that became fully amortized in fiscal year 2021.
Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.
•The change in the fair value for the three and six months ended November 30, 2021 is related to the Eximo contingent consideration.
Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Acquisition, restructuring and other items, net, increased by $1.1 million and $2.2 million for the three and six months ended November 30, 2021, respectively, compared to the same period in the prior year. The change from each period is primarily attributable to:
•Legal expense, related to litigation that is outside of the normal course of business, which increased $0.9 million and $2.2 million, respectively, for the three and six months ended November 30, 2021 compared to the same period in the prior year, respectively.
Other income (expense), net - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.
•The change in other expense of $0.2 million and $0.7 million for the three and six months ended November 30, 2021 compared to the same period in the prior year, respectively, is primarily due to unrealized foreign currency fluctuations of $0.1 million and $0.8 million, respectively.
Income Tax Benefit

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2021	Nov 30, 2020	Nov 30, 2021	Nov 30, 2020
Income tax benefit	$(0.5)	$(0.9)	$(2.1)	$(1.5)
Effective tax rate including discrete items	5.8%	17.5%	12.3%	14.5%
Our effective tax rate including discrete items for the three-month periods ended November 30, 2021 and 2020 was 5.8% and 17.5%, respectively. Our effective tax rate including discrete items for the six-month periods ended November 30, 2021 and 2020 was 12.3% and 14.5%, respectively. In fiscal year 2022, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
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
Our cash and cash equivalents totaled $34.3 million as of November 30, 2021, compared with $48.2 million as of May 31, 2021. As of November 30, 2021 and May 31, 2021, total debt outstanding related to the Revolving Facility was $25.0 million and $20.0 million, respectively. The fair value of contingent consideration liability as of November 30, 2021 and May 31, 2021, was $16.5 million and $15.7 million, respectively.
The table below summarizes our cash flows:

	Six Months Ended
(in thousands)	Nov 30, 2021	Nov 30, 2020
Cash provided by (used in):
Operating activities	$(6,963)	$6,023
Investing activities	(12,941)	(3,185)
Financing activities	6,388	481
Effect of exchange rate changes on cash and cash equivalents	(354)	271
Net change in cash and cash equivalents	$(13,870)	$3,590
Cash flows consisted of the following:
Cash provided by (used in) operating activities
Six months ended November 30, 2021 and 2020:
•Net loss of $15.3 million and $8.5 million for the period ended November 30, 2021 and 2020, respectively, plus the non-cash items, primarily driven by depreciation and amortization and stock based compensation, along with the changes in working capital below, contributed to cash used in operations of $7.0 million and cash provided by operations of $6.0 million, respectively, for these periods.
•For the period ended November 30, 2021, working capital was negatively impacted by decreased accounts payable, accrued liabilities and other liabilities of $4.5 million, mainly driven by the payment of annual incentive compensation in the first quarter along with increased accounts receivable of $2.9 million.
•For the period ended November 30, 2020, working capital was negatively impacted by increased accounts receivable of $2.3 million and decreased accounts payable, accrued liabilities and other liabilities of $3.8 million. Inventory had a favorable impact on working capital of $10.5 million.
Cash used in investing activities
Six months ended November 30, 2021 and 2020:
•$2.2 million and $3.2 million, respectively, of cash was used for fixed asset additions;
•$7.2 million of cash was used for Auryon placement and evaluation unit additions in fiscal year 2022; and
•$3.6 million of cash was used for the QX Medical asset acquisition in the first quarter of fiscal year 2022.
Cash provided by financing activities
Six months ended November 30, 2021 and 2020:
•$5.0 million draw on the revolver in the first quarter of fiscal year 2022 for the QX Medical asset acquisition; and
•$1.4 million and $0.5 million, respectively, of proceeds from stock option and ESPP activity.
The Credit Agreement provides for a $125.0 million secured Revolving Facility, which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $75.0 million.  The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00. The other financial covenant requires us to maintain a total leverage ratio of not greater than 3.00 to 1.00. The total leverage ratio is based upon our trailing twelve months total adjusted EBITDA (as defined in the Credit Agreement). The amount that we can borrow under our Credit Agreement is directly based on our leverage ratio. The interest rate on the Revolving Facility at November 30, 2021 was 1.34%. The Company was in compliance with the Credit Agreement covenants as of November 30, 2021.
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
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. For the six months ended November 30, 2021, approximately 7% of our sales were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.
Interest Rate Risk
We have a Credit Agreement which provides for a $125.0 million Revolving Facility. Interest on the facility will be based, at the Company’s option, on either a base rate of LIBOR or alternate base rate, plus an applicable margin tied to the Company’s total leverage ratio and having ranges between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. In the event of default, the interest rate may be increased by 2.0%. As of November 30, 2021 there was $25.0 million outstanding on the Revolving Facility. The interest rate on the Revolving Facility at November 30, 2021 was 1.34%.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended November 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended November 30, 2021:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (2)
September 1, 2021 - September 30, 2021	—	$—	—	$—
October 1, 2021 - October 31, 2021	2,272	$27.28	—	$—
November 1, 2021 - November 30, 2021	733	$29.09	—	$—
Total	3,005	$27.73	—	—
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

ANGIODYNAMICS, INC.
(Registrant)

Date:	January 7, 2022	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	January 7, 2022	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)