Form 10-Q
period 2022-02-28
ANGIODYNAMICS INC
filed 2022-04-07
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2022
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 6, 2022
Common Stock, par value $.01	38,780,101

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	Feb 28, 2022	Feb 28, 2021	Feb 28, 2022	Feb 28, 2021
Net sales	$73,970	$71,182	$229,221	$214,168
Cost of sales (exclusive of intangible amortization)	35,387	32,652	109,944	99,700
Gross profit	38,583	38,530	119,277	114,468
Operating expenses:
Research and development	7,280	8,565	22,873	27,286
Sales and marketing	20,416	19,607	68,468	57,486
General and administrative	8,727	9,011	27,348	26,787
Amortization of intangibles	4,895	4,292	14,605	13,838
Change in fair value of contingent consideration	201	183	1,005	(290)
Acquisition, restructuring and other items, net	2,359	610	7,052	3,057
Total operating expenses	43,878	42,268	141,351	128,164
Operating loss	(5,295)	(3,738)	(22,074)	(13,696)
Other income (expense):
Interest expense, net	(173)	(226)	(503)	(676)
Other income (expense), net	(289)	(163)	(651)	259
Total other expense, net	(462)	(389)	(1,154)	(417)
Loss before income tax benefit	(5,757)	(4,127)	(23,228)	(14,113)
Income tax benefit	(799)	(583)	(2,947)	(2,033)
Net loss	$(4,958)	$(3,544)	$(20,281)	$(12,080)
Loss per share
Basic	$(0.13)	$(0.09)	$(0.52)	$(0.32)
Diluted	$(0.13)	$(0.09)	$(0.52)	$(0.32)
Weighted average shares outstanding
Basic	39,092	38,360	38,959	38,281
Diluted	39,092	38,360	38,959	38,281
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	Feb 28, 2022	Feb 28, 2021	Feb 28, 2022	Feb 28, 2021
Net loss	$(4,958)	$(3,544)	$(20,281)	$(12,080)
Other comprehensive income (loss), before tax:
Foreign currency translation	(1,036)	12	373	3,287
Other comprehensive income (loss), before tax	(1,036)	12	373	3,287
Income tax expense related to items of other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	(1,036)	12	373	3,287
Total comprehensive loss, net of tax	$(5,994)	$(3,532)	$(19,908)	$(8,793)
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Feb 28, 2022	May 31, 2021
Assets
Current assets
Cash and cash equivalents	$23,890	$48,161
Accounts receivable, net of allowances of $1,780 and $1,919 respectively	41,810	35,405
Inventories	48,039	48,614
Prepaid expenses and other	13,947	8,699
Total current assets	127,686	140,879
Property, plant and equipment, net	43,594	37,073
Intangible assets, net	159,105	168,977
Goodwill	201,484	201,316
Other assets	11,309	13,193
Total assets	$543,178	$561,438
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$21,570	$19,630
Accrued liabilities	25,196	35,459
Other current liabilities	2,602	2,495
Total current liabilities	49,368	57,584
Long-term debt	25,000	20,000
Deferred income taxes	16,961	19,955
Contingent consideration	16,741	15,741
Other long-term liabilities	5,416	8,701
Total liabilities	113,486	121,981
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 39,520,101 and 38,920,951 shares issued and 39,150,101 and 38,550,951 shares outstanding at February 28, 2022 and May 31, 2021, respectively	380	377
Additional paid-in capital	583,647	573,507
Accumulated deficit	(152,147)	(131,866)
Treasury stock, 370,000 shares at February 28, 2022 and May 31, 2021, respectively	(5,714)	(5,714)
Accumulated other comprehensive income	3,526	3,153
Total Stockholders’ Equity	429,692	439,457
Total Liabilities and Stockholders' Equity	$543,178	$561,438
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Nine Months Ended
	Feb 28, 2022	Feb 28, 2021
Cash flows from operating activities:
Net loss	$(20,281)	$(12,080)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	21,682	19,392
Non-cash lease expense	1,822	1,860
Stock based compensation	7,789	6,398
Change in fair value of contingent consideration	1,005	(290)
Deferred income taxes	(3,121)	(2,187)
Change in accounts receivable allowances	(66)	31
Fixed and intangible asset impairments and disposals	245	190
Other	(27)	(149)
Changes in operating assets and liabilities:
Accounts receivable	(6,441)	(1,823)
Inventories	588	11,119
Prepaid expenses and other	(7,147)	(8,821)
Accounts payable, accrued and other liabilities	(11,802)	(1,746)
Net cash (used in) provided by operating activities	(15,754)	11,894
Cash flows from investing activities:
Additions to property, plant and equipment	(3,258)	(4,567)
Additions to placement and evaluation units	(8,676)	—
Cash paid for acquisitions	(3,600)	—
Net cash used in investing activities	(15,534)	(4,567)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	5,000	—
Repayment of long-term debt	—	(10,000)
Proceeds from exercise of stock options and employee stock purchase plan	2,354	2,459
Net cash provided by (used in) financing activities	7,354	(7,541)
Effect of exchange rate changes on cash and cash equivalents	(337)	248
(Decrease) increase in cash and cash equivalents	(24,271)	34
Cash and cash equivalents at beginning of period	48,161	54,435
Cash and cash equivalents at end of period	$23,890	$54,469

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$(5)	$(113)
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2021	38,920,951	$377	$573,507	$(131,866)	$3,153	(370,000)	$(5,714)	$439,457
Net loss				(6,972)				(6,972)
Exercise of stock options	80,635	1	1,279					1,280
Issuance/Cancellation of restricted stock units	279,495		(1,734)					(1,734)
Issuance/Cancellation of performance share units	59,371							—
Purchases of common stock under ESPP	49,789	1	899					900
Stock-based compensation			2,429					2,429
Other comprehensive income, net of tax					590			590
Balance at August 31, 2021	39,390,241	$379	$576,380	$(138,838)	$3,743	(370,000)	$(5,714)	$435,950
Net loss				(8,351)				(8,351)
Exercise of stock options	56,064		1,022					1,022
Issuance/Cancellation of restricted stock units	8,695		(83)					(83)
Purchases of common stock under ESPP	193		3					3
Stock-based compensation			3,008					3,008
Other comprehensive income, net of tax					819			819
Balance at November 30, 2021	39,455,193	$379	$580,330	$(147,189)	$4,562	(370,000)	$(5,714)	$432,368
Net loss				(4,958)				(4,958)
Exercise of stock options	5,000		77					77
Issuance/Cancellation of restricted stock units	11,304		(84)					(84)
Purchases of common stock under ESPP	48,604	1	972					973
Stock-based compensation			2,352					2,352
Other comprehensive loss, net of tax					(1,036)			(1,036)
Balance at February 28, 2022	39,520,101	$380	$583,647	$(152,147)	$3,526	(370,000)	$(5,714)	$429,692

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2020	38,448,536	$374	$561,871	$(100,318)	$(1,341)	(370,000)	$(5,714)	$454,872
Net loss				(4,268)				(4,268)
Issuance/Cancellation of restricted stock units	164,946		(143)					(143)
Purchases of common stock under ESPP	79,596	1	633					634
Stock-based compensation			1,864					1,864
Other comprehensive income, net of tax					2,095			2,095
Balance at August 31, 2020	38,693,078	$375	$564,225	$(104,586)	$754	(370,000)	$(5,714)	$455,054
Net loss				(4,268)				(4,268)
Issuance/Cancellation of restricted stock units	8,952		(10)					(10)
Stock-based compensation			2,387					2,387
Other comprehensive income, net of tax					1,180			1,180
Balance at November 30, 2020	38,702,030	$375	$566,602	$(108,854)	$1,934	(370,000)	$(5,714)	$454,343
Net loss				(3,544)				(3,544)
Exercise of stock options	81,636	1	1,353					1,354
Issuance/Cancellation of restricted stock units	9,103		(49)					(49)
Purchases of common stock under ESPP	84,598	1	672					673
Stock-based compensation			2,147					2,147
Other comprehensive loss, net of tax					12			12
Balance at February 28, 2021	38,877,367	$377	$570,725	$(112,398)	$1,946	(370,000)	$(5,714)	$454,936

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Loss for the three and nine months ended February 28, 2022 and 2021, the Consolidated Balance Sheet as of February 28, 2022, the Consolidated Statements of Cash Flows for the nine months ended February 28, 2022 and 2021, and the Consolidated Statements of Stockholders’ Equity for the nine months ended February 28, 2022 and 2021 have been prepared by the Company and are unaudited. The Consolidated Balance Sheet as of May 31, 2021 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended February 28, 2022 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three and nine months ended February 28, 2022 and 2021 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, collectively, "us", "we" or the “Company”. All intercompany balances and transactions have been eliminated.
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
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following table summarizes net sales by Global Business Unit ("GBU") and geography:

	Three Months Ended Feb 28, 2022			Three Months Ended Feb 28, 2021
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Endovascular Therapies	$34,400	$3,683	$38,083	$29,529	$3,722	$33,251
Vascular Access	19,483	3,948	23,431	21,009	3,804	24,813
Oncology	8,562	3,894	12,456	8,116	5,002	13,118
Total	$62,445	$11,525	$73,970	$58,654	$12,528	$71,182

	Nine Months Ended Feb 28, 2022			Nine Months Ended Feb 28, 2021
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Endovascular Therapies	$105,405	$10,394	$115,799	$87,198	$9,810	$97,008
Vascular Access	60,664	12,795	73,459	60,392	16,456	76,848
Oncology	26,190	13,773	39,963	25,856	14,456	40,312
Total	$192,259	$36,962	$229,221	$173,446	$40,722	$214,168
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
The following table summarizes net sales by Med Tech and Med Device:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2022	Feb 28, 2021	Feb 28, 2022	Feb 28, 2021
Net Sales
Med Tech	$19,612	$15,246	$56,117	$39,581
Med Device	54,358	55,936	173,104	174,587
Total	$73,970	$71,182	$229,221	$214,168
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
The Company enters into agreements to place placement and evaluation units (“units”) at customer sites, but the Company retains title to the units. For the duration of these agreements the customer has the right to use the unit at no upfront charge in connection with the customer’s ongoing purchase of disposables. These types of agreements include an embedded operating lease for the right to use the units. In these arrangements, revenue recognized for the sale of the disposables is not allocated between the disposal revenue and lease revenue due to the insignificant value of the units in relation to the total agreement value.
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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the nine months ended February 28, 2022, such product returns were not material.
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Feb 28, 2022	May 31, 2021
Receivables	$41,810	$35,405
Contract assets	$—	$—
Contract liabilities	$416	$426

During the nine months ended February 28, 2022, the Company had additions to contract liabilities of $1.6 million. This was offset by $1.6 million in revenue that was recognized during the nine months ended February 28, 2022.
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

4. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Feb 28, 2022	May 31, 2021
Raw materials	$28,086	$22,925
Work in process	6,804	8,022
Finished goods	13,149	17,667
Inventories	$48,039	$48,614
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow-moving inventory. The total inventory reserve at February 28, 2022 and May 31, 2021 was $4.1 million and $3.8 million, respectively.

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is not amortized, but rather, is tested for impairment annually or more frequently if impairment indicators arise. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination.
The Company's annual testing for impairment of goodwill was completed as of December 31, 2021. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The Company determines the fair value of the reporting unit based on the market valuation approach and concluded that it was not more-likely-than-not that the fair value of the Company's reporting unit was less than its carrying value.
Even though the Company determined that there was no goodwill impairment as of December 31, 2021, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of December 31, 2022.
There were no adjustments to goodwill for the nine months ended February 28, 2022 other than foreign currency translation adjustments.
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
Intangible assets consisted of the following:

	Feb 28, 2022
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$241,719	$(108,757)	$132,962
Customer relationships	60,172	(37,057)	23,115
Trademarks	9,950	(7,115)	2,835
Licenses	4,837	(4,644)	193
	$316,678	$(157,573)	$159,105

	May 31, 2021
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$236,907	$(97,343)	$139,564
Customer relationships	60,291	(34,164)	26,127
Trademarks	9,950	(6,905)	3,045
Licenses	6,087	(5,846)	241
	$313,235	$(144,258)	$168,977
Amortization expense for the three months ended February 28, 2022 and 2021 was $4.9 million and $4.3 million, respectively. Amortization expense for the nine months ended February 28, 2022 and 2021 was $14.6 million and $13.8 million, respectively.
Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
Remainder of 2022	$4,878
2023	19,032
2024	16,823
2025	16,804
2026	16,624
2027 and thereafter	84,944
$159,105

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Feb 28, 2022	May 31, 2021
Payroll and related expenses	$13,307	$20,408
Royalties	2,153	2,663
Outside services	1,983	4,256
Research and Development	1,730	1,223
Sales and franchise taxes	908	631
Litigation Matters	—	975
Rebates	472	544
Other	4,643	4,759
	$25,196	$35,459

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
The Credit Agreement has a five-year maturity. Interest on the Revolving Facility is based, at the Company’s option, on either a base rate of LIBOR or alternate base rate, plus an applicable margin tied to the Company’s total leverage ratio and having ranges between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. After default, the interest rate may be increased by 2.0%. The Revolving Facility also carries a commitment fee of 0.20% to 0.25% per annum on the unused portion.
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
As of February 28, 2022, there was $25.0 million outstanding on the Revolving Facility. As of February 28, 2022 and May 31, 2021, the carrying value of long-term debt approximated its fair market value.
The interest rate on the Revolving Facility at February 28, 2022 was 1.36%.

8. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 12.7% as of the third quarter of fiscal year 2022, as compared to 15.6% for the same period in fiscal year 2021. In fiscal year 2022, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of February 28, 2022. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

The Company filed for an employee retention credit under the provisions of the CARES Act resulting in a benefit of $4.2 million that was recorded in the third quarter of the fiscal year compared to a benefit of $1.9 million that was recorded in the prior year period. The benefit has been recorded as a receivable and is included in other current assets on the balance sheet.
9. SHARE-BASED COMPENSATION
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. As of February 28, 2022, there was a maximum of 1.6 million shares of common stock available for future grant under the 2020 Plan.
Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.
The Company also has an employee stock purchase plan. As of February 28, 2022, there was a maximum of 2.3 million shares of common stock available for future grant under the employee stock purchase plan.
For the three months ended February 28, 2022 and 2021, share-based compensation expense was $2.4 million and $2.1 million, respectively. For the nine months ended February 28, 2022 and 2021, share-based compensation expense was $7.8 million and $6.4 million, respectively.
During the nine months ended February 28, 2022 and 2021, the Company granted stock options and restricted stock units under the 2020 and 2004 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.
During the nine months ended February 28, 2022 and 2021, the Company granted performance share units under the 2020 and 2004 Plan to certain employees. The awards may be earned by achieving performance levels over the requisite service period. The performance criteria are based on achieving certain performance targets and the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards is based on a Monte Carlo simulation model.
As of February 28, 2022, there was $19.1 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The Company has sufficient shares to satisfy expected share-based payment arrangements.
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
The following table reconciles basic to diluted weighted-average shares outstanding:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2022	Feb 28, 2021	Feb 28, 2022	Feb 28, 2021
Basic	39,092	38,360	38,959	38,281
Effect of dilutive securities	—	—	—	—
Diluted	39,092	38,360	38,959	38,281

Securities excluded as their inclusion would be anti-dilutive	3,457	3,003	3,457	3,033

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
The table below summarizes net sales by Global Business Unit:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2022	Feb 28, 2021	Feb 28, 2022	Feb 28, 2021
Net Sales
Endovascular Therapies	$38,083	$33,251	$115,799	$97,008
Vascular Access	23,431	24,813	73,459	76,848
Oncology	12,456	13,118	39,963	40,312
Total	$73,970	$71,182	$229,221	$214,168
The table below summarizes net sales by Med Tech and Med Device:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2022	Feb 28, 2021	Feb 28, 2022	Feb 28, 2021
Net Sales
Med Tech	$19,612	$15,246	$56,117	$39,581
Med Device	54,358	55,936	173,104	174,587
Total	$73,970	$71,182	$229,221	$214,168
The table below summarizes net sales by geographic area based on external customer location:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2022	Feb 28, 2021	Feb 28, 2022	Feb 28, 2021
Net Sales
United States	$62,445	$58,654	$192,259	$173,446
International	11,525	12,528	36,962	40,722
Total	$73,970	$71,182	$229,221	$214,168

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:			Fair Value at Feb 28, 2022
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$16,741	$16,741
Total Financial Liabilities	$—	$—	$16,741	$16,741

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2021
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$15,741	$15,741
Total Financial Liabilities	$—	$—	$15,741	$15,741
There were no transfers between Level 1, 2 and 3 for the three and nine months ended February 28, 2022 and 2021.
The table below presents the changes in fair value components of Level 3 instruments:

Three Months Ended Feb 28, 2022
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, November 30, 2021	$16,540
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration (1)	201
Balance, February 28, 2022	$16,741

Nine Months Ended Feb 28, 2022
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2021	$15,741
Total gains or losses (realized/unrealized):
Change in present value of contingent consideration (1)	1,005
Currency gain from remeasurement	(5)
Balance, February 28, 2022	$16,741
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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of February 28, 2022:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$16,741	Discounted cash flow	Discount rate	5%
			Probability of payment	66% - 100%
			Projected fiscal year of payment	2023 - 2025
At February 28, 2022, the amount of undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $20.0 million. The milestones, including revenue projections and technical milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2022 to 2029 in order for the associated consideration to be paid.

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
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	Feb 28, 2022	May 31, 2021
Assets
Operating lease ROU asset	Other assets	$7,594	$9,382
Liabilities
Current operating lease liabilities	Other current liabilities	2,526	2,415
Non-current operating lease liabilities	Other long-term liabilities	5,378	7,319
Total lease liabilities		$7,904	$9,734
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

Feb 28, 2022
Weighted average remaining term (in years)	3.46
Weighted average discount rate	3.8%

The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	Feb 28, 2022
Remainder of 2022	$687
2023	2,788
2024	2,202
2025	1,438
2026	1,137
2027 and thereafter	171
Total lease payments	$8,423
Less: Imputed Interest	519
Total lease obligations	$7,904
Less: Current portion of lease obligations	2,526
Long-term lease obligations	$5,378
During the three months ended February 28, 2022 and 2021, the Company recognized $0.7 million and $0.8 million of operating lease expense, respectively, which includes immaterial short-term leases. During the nine months ended February 28, 2022 and 2021, the Company recognized $2.1 million and $2.4 million of operating lease expense, respectively, which includes immaterial short-term leases. The expenses on the Consolidated Statement of Operations were classified as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2022	Feb 28, 2021	Feb 28, 2022	Feb 28, 2021
Cost of sales	$218	$209	$656	$602
Research and development	52	197	201	682
Sales and marketing	40	111	119	304
General and administrative	374	277	1,138	828
	$684	$794	$2,114	$2,416
The following table presents supplemental cash flow and other information related to leases for the nine months ended:

(in thousands)	Feb 28, 2022	Feb 28, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,041	$2,020
ROU assets obtained in exchange for lease liabilities
Operating leases	$33	$1,585

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
On March 8, 2021, Bard filed suit in the District of Delaware asserting certain of the Company’s port products (including certain related infusion sets) infringe U.S. Patent Nos. 8,025,639, 9,603,992 (“’992”) and 9,603,993 (“’993”). On May 20, 2021, the Company filed a Motion to Dismiss Bard’s claims with respect to the ’992 and ’993 patents. On July 22, 2021, the Company submitted the Utah court’s decision invalidating claims of the related ‘302, ‘022, and ‘615 Patents as supplemental authority in support of its Motion to Dismiss. The parties agreed to submit supplemental briefing to address the Utah court’s decision. Bard submitted its brief on August 12, 2021, and the Company submitted its reply on September 2, 2021. On December 21, 2021, the District of Delaware stayed the case pending the Federal Circuit's resolution of Bard's appeal of the Utah decision invalidating multiple claims of the ‘302, ‘022, and ‘615 patents under 35 USC §101. The Company maintains its belief that Bard's claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET
Acquisition, Restructuring and Other Items
Acquisition, restructuring and other items, net, consisted of:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2022	Feb 28, 2021	Feb 28, 2022	Feb 28, 2021
Legal (1)	$1,681	$967	$5,837	$2,947
Mergers and acquisitions (2)	—	—	59	1
Transition service agreement (3)	—	(323)	—	(1,032)
Divestiture (4)	—	8	—	393
Manufacturing relocation (5)	396	—	455	—
Other	282	(42)	701	748
Total	$2,359	$610	$7,052	$3,057
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

16. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in each component of accumulated other comprehensive income, net of tax, are as follows:

Three Months Ended Feb 28, 2022
(in thousands)	Foreign currency translation income
Balance at November 30, 2021	$4,562
Other comprehensive loss, net of tax	(1,036)
Net other comprehensive loss	$(1,036)
Balance at February 28, 2022	$3,526

Nine Months Ended Feb 28, 2022
(in thousands)	Foreign currency translation income
Balance at May 31, 2021	$3,153
Other comprehensive income, net of tax	373
Net other comprehensive income	$373
Balance at February 28, 2022	$3,526

17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements - Adopted
There are no recently issued accounting pronouncements that have been adopted.

Recently Issued Accounting Pronouncements - Not Yet Applicable or Adopted
Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance	This ASU increases the transparency of government assistance to include the disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance, and (3) the effect of the assistance on an entity's financial statements.	June 1, 2022	The Company plans to adopt the new standard in the first quarter of fiscal year 2023 and does not expect there to be a material impact to the consolidated financial statements.
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
Disclosure Regarding Forward-Looking Statements
This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics’ expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include words such as “expects,” “reaffirms,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “projects,” or variations of such words and similar expressions, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ materially from our expectations, expressed or implied. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions (including inflation, labor shortages and supply chain challenges, including the cost and availability of raw materials), general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, our ability to integrate purchased businesses and other factors including natural disasters and pandemics (such as the scope, scale and duration of the impact of COVID-19). Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the Securities and Exchange Commission (the "SEC").
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
The COVID-19 global pandemic has impacted our business and may continue to pose future risks with the emergence of new variants. Even with the public health actions that have been taken to reduce the spread of the virus, the market continues to experience disruptions with respect to consumer demand, hospital operating procedures and workflow, trends that may continue. The Company's ability to manufacture products, the reliability of our supply chain, labor shortages, backlog and inflation (including the cost and availability of raw materials, direct labor and shipping) have impacted our business, trends that may continue. Accordingly, management continues to evaluate the Company’s liquidity position, communicate with and monitor the actions of our customers and suppliers, and review our near-term financial performance.
In the third quarter of fiscal year 2022, a benefit of $4.2 million was recorded as a result of the employee retention credit that the Company filed for under the provisions of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020 which amended and extended the employee retention credit under section 2301 of the CARES Act.
In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three and nine months ended February 28, 2022 compared to the three and nine months ended February 28, 2021 are as follows:
Three months ended February 28, 2022:
•Revenue increased by 3.9% to $74.0 million.
•Med Tech growth of 28.6% while Med Device declined 2.8%.
•Gross profit decreased 190 bps to 52.2%.
•Net loss increased by $1.4 million to $5.0 million.
•Loss per share increased by $0.04 to a loss of $0.13.
Nine months ended February 28, 2022:
•Revenue increased by 7.0% to $229.2 million.
•Med Tech growth of 41.8% while Med Device declined 0.8%.
•Gross profit decreased 140 bps to 52.0%.
•Net loss increased by $8.2 million to $20.3 million.
•Loss per share increased by $0.20 to a loss of $0.52.
•Cash used in operations increased by $27.6 million to $15.8 million.
In our Med Tech business, comprised of Auryon, the Thrombectomy platform and NanoKnife, Auryon and the Thrombectomy platform experienced improved performance during the third quarter of fiscal year 2022. Our Med Device business was negatively impacted by the backlog in Vascular Access products and our Oncology products continued to face pressure from reductions in procedure volumes due to challenges resulting from the COVID-19 pandemic, a trend that may continue.
Results of Operations
For the three months ended February 28, 2022, the Company reported a net loss of $5.0 million, or a loss of $0.13 per diluted share, on net sales of $74.0 million, compared with a net loss of $3.5 million, or a loss of $0.09 per diluted share, on net sales of $71.2 million during the same quarter of the prior year. For the nine months ended February 28, 2022, the Company reported a net loss of $20.3 million, or a loss of $0.52 per diluted share, on net sales of $229.2 million, compared with a net loss of $12.1 million, or a loss of $0.32 per diluted share, on net sales of $214.2 million during the same period of the prior year.
Net Sales
Net sales - Net sales are derived from the sale of products and related freight charges, less discounts, rebates and returns.
The table below summarizes net sales by Med Tech and Med Device:

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 28, 2022	Feb 28, 2021	% Change	Feb 28, 2022	Feb 28, 2021	% Change
Net Sales
Med Tech	$19,612	$15,246	28.6%	$56,117	$39,581	41.8%
Med Device	54,358	55,936	(2.8)%	173,104	174,587	(0.8)%
Total	$73,970	$71,182	3.9%	$229,221	$214,168	7.0%

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 28, 2022	Feb 28, 2021	% Change	Feb 28, 2022	Feb 28, 2021	% Change
Net Sales by Global Business Unit
Endovascular Therapies	$38,083	$33,251	14.5%	$115,799	$97,008	19.4%
Vascular Access	23,431	24,813	(5.6)%	73,459	76,848	(4.4)%
Oncology	12,456	13,118	(5.0)%	39,963	40,312	(0.9)%
Total	$73,970	$71,182	3.9%	$229,221	$214,168	7.0%

Net Sales by Geography
United States	$62,445	$58,654	6.5%	$192,259	$173,446	10.8%
International	11,525	12,528	(8.0)%	36,962	40,722	(9.2)%
Total	$73,970	$71,182	3.9%	$229,221	$214,168	7.0%
For the three months ended February 28, 2022, net sales increased $2.8 million to $74.0 million compared to the same period in the prior year. For the nine months ended February 28, 2022, net sales increased $15.1 million to $229.2 million compared to the same period in the prior year. At February 28, 2022, the Company had a backlog of $9.6 million.
The Med Tech business net sales increased $4.4 million and $16.5 million for the three and nine months ended February 28, 2022 compared to the same periods in the prior year, respectively. The change in sales for both periods was primarily driven by:
•Increased Auryon sales of $3.9 million and $12.9 million compared to the same periods in the prior year, respectively;
•Growth in the thrombectomy platform of $0.6 million and $2.7 million compared to the same periods in the prior year, respectively, which was driven by growth in the mechanical thrombectomy platform partially offset by decreased sales of thrombolytics. Increased sales in the mechanical thrombectomy platform of $0.9 million and $3.3 million, compared to the same periods in the prior year, respectively, was driven by AngioVac and the launch of the AlphaVac product in the second quarter of fiscal year 2022. Even though sales increased, AngioVac case volume declined in the third quarter of fiscal year 2022 due to continued COVID-19 challenges; and
•Decreased NanoKnife sales of $0.2 million for the three months ended February 28, 2022 compared to the same period in the prior year and increased NanoKnife sales of $0.8 million for the nine months ended February 28, 2022 compared to the same period in the prior year. The decrease for the three months ended February 28, 2022 was driven by decreased capital sales internationally, partially offset by an increase in disposable sales in the U.S. For the nine months ended February 28, 2022, NanoKnife disposable sales increased $1.2 million, driven by sales in the U.S., partially offset by decreased capital sales.
The Med Device business net sales decreased $1.6 million and $1.5 million for the three and nine months ended February 28, 2022 compared to the same periods in the prior year, respectively. Excluding the large UK order in the first quarter of the prior year, net sales increased $3.7 million for the nine months ended February 28, 2022. The change in sales for both periods was primarily driven by:
•The backlog of $9.6 million at February 28, 2022, which primarily impacted sales of Core, Venous and Vascular Access products, for the three and nine month periods;
•Decreased sales in Vascular Access (specifically Midlines, Ports and Dialysis), Radio Frequency Ablation and Microwave products for the three months ended February 28, 2022 compared to the same period in the prior year of $1.4 million, $0.3 million and $0.2 million, respectively. This was partially offset by increased sales of Core products of $0.3 million for the three months ended February 28, 2022 compared to the same period in the prior year;

•Increased case volume for the nine months ended February 28, 2022 compared to the same period in the prior year, which resulted in increased sales of Core (despite the impact of the backlog) and BioSentry products of $3.1 million and $0.4 million, respectively. Port sales also increased $1.5 million, driven primarily by sales in the U.S. These increases for the nine months ended February 28, 2022 compared to the same period in the prior year were partially offset by decreased Midline, PICCs, Dialysis, Radio Frequency Ablation and Microwave sales of $2.3 million, $1.6 million, $1.0 million, $0.6 million, $0.8 million, respectively; and
•Midlines, PICCs and Ports increased $2.8 million, excluding the prior year order in the UK, for the nine months ended February 28, 2022 compared to the prior year period.

Gross Profit, Operating Expenses, and Other Income (expense)

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 28, 2022	Feb 28, 2021	% Change	Feb 28, 2022	Feb 28, 2021	% Change
Gross profit	$38,583	$38,530	0.1%	$119,277	$114,468	4.2%
Gross profit % of sales	52.2%	54.1%		52.0%	53.4%
Research and development	$7,280	$8,565	(15.0)%	$22,873	$27,286	(16.2)%
% of sales	9.8%	12.0%		10.0%	12.7%
Selling and marketing	$20,416	$19,607	4.1%	$68,468	$57,486	19.1%
% of sales	27.6%	27.5%		29.9%	26.8%
General and administrative	$8,727	$9,011	(3.2)%	$27,348	$26,787	2.1%
% of sales	11.8%	12.7%		11.9%	12.5%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Gross profit increased by $0.1 million for the three months ended February 28, 2022 compared to the same period in the prior year. The change was primarily driven by:
•Sales volume, which positively impacted gross profit by $1.5 million;
•Labor shortages, inflationary costs on raw materials and production volume which negatively impacted gross profit by $1.7 million; and
•A benefit of $0.8 million that was recorded as a result of the employee retention credit that the Company filed for under the provisions of the CARES Act in the third quarter of the current year compared to a benefit of $0.7 million in the prior year period.
Gross profit increased by $4.8 million for the nine months ended February 28, 2022 compared to the same period in the prior year. The change was primarily driven by:
•Sales volume which positively impacted gross profit by $9.2 million;
•Price and mix which positively impacted gross profit by $0.9 million as a result of increased sales of Auryon and AngioVac products. This positive impact was partially offset by sales of lower margin Vascular Access products;
•Start-up costs related to Auryon and AlphaVac of $2.1 million, including depreciation on Auryon placement units of $0.8 million, which negatively impacted gross profit;
•Labor shortages, freight and inflationary costs on raw materials which negatively impacted gross profit by $2.7 million year over year; and
•A benefit of $0.8 million that was recorded as a result of the employee retention credit that the Company filed for under the provisions of the CARES Act in the third quarter of the current year compared to a benefit of $0.7 million in the prior year period.
Research and development expense - Research and development (“R&D”) expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.
R&D expense decreased $1.3 million and $4.4 million for the three and nine months ended February 28, 2022 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:

•The timing of certain projects, which reduced R&D project expense by $0.3 million and $2.4 million compared to the same periods in the prior year, respectively;
•Open R&D positions, which resulted in decreased compensation and benefits expense of $0.9 and $2.0 million compared to the same periods in the prior year, respectively; and
•A benefit of $0.5 million that was recorded as a result of the employee retention credit that the Company filed for under the provisions of the CARES Act in the third quarter of the current year compared to $0.3 million in the prior year period.

Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense increased $0.8 million and $11.0 million for the three and nine months ended February 28, 2022 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•Additional headcount from the build-out of the Auryon sales and marketing teams, which increased compensation and benefits expense by $2.2 million and $8.9 million compared to the same periods in the prior year, respectively;
•Travel, meeting and tradeshow expenses, which increased $0.8 million and $4.2 million compared to the same periods in the prior year, respectively, as some COVID-19 restrictions were lifted; and
•A benefit of $2.8 million that was recorded as a result of the employee retention credit that the Company filed for under the provisions of the CARES Act in the third quarter of the current year compared to $0.9 million in the prior year period.
General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense decreased $0.3 million for the three months ended February 28, 2022 and increased $0.6 million for the nine months ended February 28, 2022 compared to the same periods in the prior year. The change for both periods was primarily driven by:
•Compensation and benefits expense, which decreased $1.1 million for the three months ended February 28, 2022 compared to the same period in the prior year while compensation and benefits expense for the nine months ended February 28, 2022 increased $0.2 million compared to the same period in the prior year;
•Other outside consultant spend, which increased $0.7 million for the three months ended February 28, 2022 compared to the same period in the prior year; and
•Legal expense, which decreased $1.2 million while other outside consultant spend increased $1.6 million for the nine months ended February 28, 2022 compared to the same period in the prior year.

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 28, 2022	Feb 28, 2021	$ Change	Feb 28, 2022	Feb 28, 2021	$ Change
Amortization of intangibles	$4,895	$4,292	$603	$14,605	$13,838	$767
Change in fair value of contingent consideration	$201	$183	$18	$1,005	$(290)	$1,295
Acquisition, restructuring and other items, net	$2,359	$610	$1,749	$7,052	$3,057	$3,995
Other expense, net	$(462)	$(389)	$(73)	$(1,154)	$(417)	$(737)
Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.
•Amortization expense increased $0.6 million and $0.8 million, respectively, for the three and nine months ended February 28, 2022 compared to the prior year periods. The increase is due to amortization relating to the Camaro intangible asset addition of $3.9 million in the first quarter of fiscal year 2022, partially offset by assets that became fully amortized in fiscal year 2021.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.
•The change in the fair value for the three and nine months ended February 28, 2022 is related to the Eximo contingent consideration.
Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.
Acquisition, restructuring and other items, net, increased by $1.7 million and $4.0 million for the three and nine months ended February 28, 2022, respectively, compared to the same periods in the prior year. The change for both periods was primarily driven by:
•Legal expense, related to litigation that is outside of the normal course of business, which increased $0.7 million and $2.9 million compared to the same periods in the prior year, respectively;
•Manufacturing relocation expense related to the move of certain manufacturing lines to Costa Rica of $0.4 million and $0.5 million compared to the same periods in the prior year, respectively;
•Other expenses (mainly severance associated with organizational changes), which increased $0.3 million for the three months ended February 28, 2022 compared to the same period in the prior year;
•Manufacturing facilities relocation expense of $0.4 million for the nine months ended February 28, 2021 as a result of the sale of the Fluid Management business; and
•Transition Services Agreement fees of $0.3 million and $1.0 million from Medline Industries were received for the three and nine months ended February 28, 2021. These activities were completed during fiscal year 2021.

Other income (expense), net - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.
•The change in other expense of $0.1 million and $0.7 million for the three and nine months ended February 28, 2022 compared to the same period in the prior year, respectively, is primarily due to unrealized foreign currency fluctuations of $0.1 million and $0.9 million, respectively.
Income Tax Benefit

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2022	Feb 28, 2021	Feb 28, 2022	Feb 28, 2021
Income tax benefit	$(0.8)	$(0.6)	$(2.9)	$(2.0)
Effective tax rate including discrete items	13.9%	14.1%	12.7%	14.4%
Our effective tax rate including discrete items for the three-month periods ended February 28, 2022 and 2021 was 13.9% and 14.1%, respectively. Our effective tax rate including discrete items for the nine-month periods ended February 28, 2022 and 2021 was 12.7% and 14.4%, respectively. In fiscal year 2022, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
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
Our cash and cash equivalents totaled $23.9 million as of February 28, 2022, compared with $48.2 million as of May 31, 2021. As of February 28, 2022 and May 31, 2021, total debt outstanding related to the Revolving Facility was $25.0 million and $20.0 million, respectively. The fair value of contingent consideration liability as of February 28, 2022 and May 31, 2021, was $16.7 million and $15.7 million, respectively.

The table below summarizes our cash flows:

	Nine Months Ended
(in thousands)	Feb 28, 2022	Feb 28, 2021
Cash provided by (used in):
Operating activities	$(15,754)	$11,894
Investing activities	(15,534)	(4,567)
Financing activities	7,354	(7,541)
Effect of exchange rate changes on cash and cash equivalents	(337)	248
Net change in cash and cash equivalents	$(24,271)	$34
Cash flows consisted of the following:
Cash (used in) provided by operating activities
Nine months ended February 28, 2022 and 2021:
•Net loss of $20.3 million and $12.1 million for the period ended February 28, 2022 and 2021, respectively, plus the non-cash items, primarily driven by depreciation and amortization and stock based compensation, along with the changes in working capital below, contributed to cash used in operations of $15.8 million and cash provided by operations of $11.9 million, respectively, for these periods.
•For the period ended February 28, 2022, working capital was negatively impacted by decreased accounts payable, accrued liabilities and other liabilities of $11.8 million, mainly driven by the payment of annual incentive compensation in the first fiscal quarter along with increased accounts receivable of $6.4 million.
•For the period ended February 28, 2021, working capital was negatively impacted by increased accounts receivable of $1.8 million and decreased accounts payable, accrued liabilities and other liabilities of $1.7 million. Inventory had a favorable impact on working capital of $11.1 million.
Cash used in investing activities
Nine months ended February 28, 2022 and 2021:
•$3.3 million and $4.6 million, respectively, of cash was used for fixed asset additions;
•$8.7 million of cash was used for Auryon placement and evaluation unit additions in fiscal year 2022; and
•$3.6 million of cash was used for the QX Medical asset acquisition in the first quarter of fiscal year 2022.
Cash provided by (used in) financing activities
Nine months ended February 28, 2022 and 2021:
•$5.0 million draw on the Revolving Facility in the first quarter of fiscal year 2022 for the QX Medical asset acquisition;
•$10.0 million payment on the Revolving Facility in the third quarter of fiscal year 2021; and
•$2.4 million and $2.5 million, respectively, of proceeds from stock option and ESPP activity.
The Credit Agreement provides for a $125.0 million secured Revolving Facility, which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $75.0 million.  The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00. The other financial covenant requires us to maintain a total leverage ratio of not greater than 3.00 to 1.00. The total leverage ratio is based upon our trailing twelve months total adjusted EBITDA (as defined in the Credit Agreement). The amount that we can borrow under our Credit Agreement is directly based on our leverage ratio. The interest rate on the Revolving Facility at February 28, 2022 was 1.36%. The Company was in compliance with the Credit Agreement covenants as of February 28, 2022.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our Revolving Facility and investments that could impact our results of operations and financial position.
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British Pound and Canadian Dollar. For the nine months ended February 28, 2022, approximately 6% of our sales were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.
Interest Rate Risk
We have a Credit Agreement which provides for a $125.0 million Revolving Facility. Interest on the Revolving Facility will be based, at the Company’s option, on either a base rate of LIBOR or alternate base rate, plus an applicable margin tied to the Company’s total leverage ratio and having ranges between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. In the event of default, the interest rate may be increased by 2.0%. As of February 28, 2022 there was $25.0 million outstanding on the Revolving Facility. The interest rate on the Revolving Facility at February 28, 2022 was 1.36%.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, our Revolving Facility and trade accounts receivable.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended February 28, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended February 28, 2022:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (2)
December 1, 2021 - December 31, 2021	953	$26.46	—	$—
January 1, 2022 - January 31, 2022	—	$23.26	—	$—
February 1, 2022 - February 28, 2022	2,862	$21.72	—	$—
Total	3,815	$22.90	—	—
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

ANGIODYNAMICS, INC.
(Registrant)

Date:	April 7, 2022	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	April 7, 2022	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)