Form 10-K
period 2022-05-31
ANGIODYNAMICS INC
filed 2022-07-22
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2022

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

As of November 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $894,149,103 computed by reference to the last sale price of the common stock on that date as reported by The NASDAQ Global Select Market.

As of July 21, 2022 there were 38,970,094 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year ended May 31, 2022.

AngioDynamics, Inc. and Subsidiaries

Part I
Unless otherwise indicated in this report, "AngioDynamics," the "Company," "we," "our" or "us" refers to AngioDynamics, Inc and our consolidated subsidiaries.
Disclosure Regarding Forward-Looking Statements
This annual report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics' expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as "expects," "reaffirms," "intends," "anticipates," "plans," "believes," "seeks," "estimates," “projects”, "optimistic," or variations of such words and similar expressions, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ materially from AngioDynamics' expectations, expressed or implied. Factors that may affect the actual results achieved by AngioDynamics include, without limitation, the scale and scope of the COVID-19 global pandemic, the ability of AngioDynamics to develop its existing and new products, technological advances and patents attained by competitors, infringement of AngioDynamics' technology or assertions that AngioDynamics' technology infringes the technology of third parties, the ability of AngioDynamics to effectively compete against competitors that have substantially greater resources, future actions by the FDA or other regulatory agencies, domestic and foreign health care reforms and government regulations, results of pending or future clinical trials, overall economic conditions (including inflation, labor shortages and supply chain challenges including the cost and availability of raw materials), the results of on-going litigation, challenges with respect to third-party distributors or joint venture partners or collaborators, the results of sales efforts, the effects of product recalls and product liability claims, changes in key personnel, the ability of AngioDynamics to execute on strategic initiatives, the effects of economic, credit and capital market conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, the ability of AngioDynamics to obtain regulatory clearances or approval of its products, or to integrate acquired businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the Securities and Exchange Commission (the "SEC").

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
Item 1. Business.
OVERVIEW
AngioDynamics is a leading and transformative medical technology company focused on restoring healthy blood flow in the body's vascular system, expanding cancer treatment options and improving quality of life for patients.
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
In August 2018, the Company acquired the BioSentry product line from Surgical Specialties, LLC. In September 2018, the Company acquired RadiaDyne, which included endorectal and vaginal balloons. On October 2, 2019, the Company acquired Eximo Medical, Ltd., a pre-commercial stage medical device company and its proprietary 355nm laser atherectomy technology (now called Auryon), which treats Peripheral Artery Disease. On December 17, 2019, the Company acquired the C3 Wave tip location asset from Medical Components Inc. On July 27, 2021, AngioDynamics acquired the Camaro Support Catheter asset from QX Medical, LLC.
AngioDynamics is publicly traded on the NASDAQ stock exchange under the symbol ANGO.
PRODUCTS
Our product offerings fall within three Global Business Units (GBUs): Endovascular Therapies (“VIT”), Oncology/Surgery (“OS”) and Vascular Access (“VA). As the Company has previously announced, the Company is focused on its ongoing transformation from a company with a broad portfolio of largely undifferentiated products to a more focused medical technology company that delivers unique and innovative health care solutions. As such, we believe the growth in the near to mid-term will be driven by our high technology products including Auryon, the Thrombectomy platform (which includes AngioVac, AlphaVac and thrombolytics) and NanoKnife. We will refer to these high technology product lines as our Med Tech business and we will refer to the remainder of the portfolio as our Med Device business. All products discussed below have been cleared for sale in the United States by the Food and Drug Administration. International regulatory clearances vary by product and jurisdiction.

Auryon
The Auryon Atherectomy System is one of our latest advancements in peripheral arterial disease. The Auryon system is designed to deliver an optimized wavelength, pulse width, and amplitude to remove lesions while preserving vessel wall endothelium. Additionally, the Auryon system includes aspiration which enhances the safety of the procedure. Regardless of lesion type, the Auryon system provides safety and efficacy. The Auryon system is indicated for use in the treatment, including atherectomy, of infrainguinal stenoses and occlusions, including in-stent restenosis (ISR).
Thrombectomy

Our Thrombus Management portfolio includes the AlphaVac Mechanical Thrombectomy System, AngioVac venous drainage cannula and circuit, as well as catheter directed thrombolytic devices, including the Uni-Fuse system, the Uni-Fuse+ system, the Pulse Spray system and SpeedLyser infusion catheters. AngioDynamics offers a range of options when treating thrombus and removing fresh, soft thrombi or emboli.

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

AlphaVac

The AlphaVac System is an emergent mechanical aspiration device that eliminates the need for perfusionist support. AlphaVac is offered in both a 22 French flat coil-reinforced cannula and an 18 French braided reinforced cannula each designed with a proprietary self-expanding nitinol reinforced funnel shaped distal tip. AlphaVac is indicated for the non-surgical removal of thrombi or emboli from vasculature as well as aspiration of contrast media and other fluids from the vasculature. The cannula is intended for use in the venous system. The handle is indicated as a vacuum source for the AlphaVac MMA system.
Thrombolytic Catheters
Thrombolytic catheters are used to deliver thrombolytic agents, which are drugs that dissolve blood clots in hemodialysis access grafts, arteries, veins and surgical bypass grafts. AngioDynamics’ Uni-Fuse infusion catheter features pressure response outlets, a proprietary slit technology that provides a consistent, even distribution of fluid volume along the entire length of the infusion pattern, designed to provide an advantage over standard side-hole catheters.
We also offer the Pulse-Spray infusion system for high pressure, pulsed delivery of lytic agents designed to shorten treatment time, and the SpeedLyser infusion system built for dialysis grafts and fistulas.

NanoKnife
The NanoKnife IRE Ablation System is an alternative to traditional thermal ablation that received 510(k) clearance from the Food and Drug Administration for the surgical ablation of soft tissue. The system utilizes low energy direct current electrical pulses to permanently open pores in target cell membranes. These permanent pores or nano-scale defects in the cell membranes result in cell death. The treated tissue is then removed by the body’s natural processes in a matter of weeks, mimicking natural cell death. Unlike other ablation technologies, the NanoKnife System does not achieve tissue ablation using thermal energy.
The NanoKnife System consists of two major components: a Low Energy Direct Current, or LEDC Generator and needle-like electrode probes. Up to six (6) electrode probes can be placed into or around the targeted soft tissue. Once the probes are in place, the user enters the appropriate parameters for voltage, number of pulses, interval between pulses, and the pulse length into the generator user interface. The generator then delivers a series of short electric pulses between each electrode probe. The energy delivery is hyperechoic and can be monitored under real-time ultrasound.

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
•Accu-Vu sizing catheters feature radiopaque marker bands at the distal portion of the catheter to provide a highly accurate measurement of the patient’s anatomy. This enables precise measurement for interventional devices such as stents.
•Mariner catheters have a hydrophilic coating that, when combined with water, reduces friction. This makes insertion potentially easier and more comfortable for the patient, and can also be used for advancing through tortuous anatomy.
AngioDynamics guidewires include Nit-Vu (featuring a kink-resistant NiTi alloy core facilitating smooth navigation through tortuous vasculature and accurate wire control) and Polytetrafluoroethylene (PTFE) Coated diagnostic guidewires (fixed core and movable core).
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
Micro Access Kits
Our Micro Access kits provide interventional physicians a smaller introducer system for minimally-invasive procedures. Our Micro Access product line provides physicians with the means to choose from the wide selection of configurations, including guidewire, needle and introducer options. Two lines are available in stiff/standard, 10cm or 15cm and echogenic for visibility under ultrasound guidance: Micro Introducer Kit and Ministick Max.
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

Midlines
Midline catheters are inserted via the same veins used for PICC placement in the middle third of the upper arm; however, the midline catheter is advanced and placed so that the catheter tip is level or near the level of the axilla and distal to the shoulder. Our Midline product is a BioFlo Midline Catheter which incorporates Endexo Technology and is an effective solution to preserving a patient’s peripheral access. It provides a cost-effective alternative to multiple IV site rotations for patients who need short-term venous access.
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
C3 Wave PICC tip location system
The C3 Wave system is our innovative, wireless, app-based ECG system which eliminates the need for a confirmatory chest x-ray of PICC tip placement, allowing greater patient access to the Company’s proprietary BioFlo PICCs.
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
•Vortex: Our Vortex port technology line of ports features a clear-flow port technology that, we believe, revolutionized port design. With its rounded chamber, the Vortex port is designed to have no sludge-harboring corners or dead spaces. This product line consists of titanium, plastic and dual-lumen offerings.
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
In addition, AngioDynamics also offers other renal therapies, including our DuraFlow Chronic Hemodialysis Catheter, Acute Dialysis Catheter, EVENMORE Chronic Hemodialysis Catheter, EMBOSAFE Valved Splitable Sheath Dilator and Perchik Button Suture Retention Device.
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
The design of the IsoLoc device not only addresses patient comfort, but also simplifies three challenging clinical scenarios that many physicians face when using radiation therapy for and/or in relation to the prostate. First, its' gas-release tip removes rectal gas and reduces prostate motion for gaseous patients. Secondly, the structure of the ERB aids in defining the anatomy for difficult planning scenarios with post-radical patients. Lastly, the IsoLoc device repositions and lifts the bowel in patients that have a low-lying bowel.
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
RESEARCH & DEVELOPMENT
Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products. This happens through internal product development, technology licensing, strategic alliances and acquisitions. Our research and development (R&D) teams work closely with our marketing teams, sales force and regulatory and compliance teams to incorporate customer feedback into our development and design process. We believe that we have a reputation among interventional physicians as a strong partner for developing high quality products because of our tradition of close physician collaboration, dedicated market focus, responsiveness and execution capabilities for product development and commercialization. We recognize the importance of, and intend to continue to make investments in, R&D.

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
We believe our products compete primarily based on their quality, clinical outcomes, ease of use, reliability, physician familiarity and cost-effectiveness. In the current environment of managed care, which is characterized by economically motivated buyers, consolidation among health care providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price. We believe that our continued competitive success will depend upon our ability to develop or acquire scientifically advanced technology, apply our technology cost-effectively across product lines and markets, attract and retain skilled personnel, obtain patent or other protection for our products, obtain required regulatory and reimbursement approvals, manufacture and successfully market our products either directly or through third parties, and maintain sufficient inventory to meet customer demand.
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
We manufacture many of our products from two owned manufacturing properties, one in Queensbury, NY and one small facility in Glens Falls, NY, providing capabilities which include manufacturing, service, offices, engineering and research and we lease distribution warehouses. The manufacturing facilities are registered with the FDA and have been certified to ISO 13485 standards. ISO 13485 is a quality system standard that satisfies European Union regulatory requirements, thus allowing us to market and sell our products in European Union countries. AngioDynamics is certified under the Medical Device Single Audit Program ("MDSAP") which allows a recognized auditing organization to conduct a single regulatory audit of a medical device manufacturer to satisfy the relevant requirements of the regulatory authorities participating in the program. International partners that are participating in the MDSAP include:
•Therapeutic Goods Administration of Australia
•Brazil’s Agência Nacional de Vigilância Sanitária
•Health Canada
•Japan’s Ministry of Health, Labour and Welfare, and the Japanese Pharmaceuticals and Medical Devices Agency
•U.S. Food and Drug Administration
Our manufacturing facilities are subject to periodic inspections by regulatory authorities to ensure compliance with domestic and non-U.S. regulatory requirements. See “Government Regulation” section of this Item 1 for additional information. See Part I, Item 2 "Properties" in this Annual Report on Form 10-K for details on each manufacturing location.
During the fourth quarter of fiscal year 2022, AngioDynamics entered into a supply agreement with Precision Concepts, Costa Rica S.A., a Costa Rica corporation, with its principal place of business in Alajuela, Costa Rica. Precision Concepts is manufacturing, storing, and handling certain products for the Company and is registered with the FDA and certified to the ISO 13485 standard.

BACKLOG
We have historically kept sufficient inventory on hand to ship product within 24-48 hours of order receipt to meet customer demand. In fiscal year 2022, COVID-19 related issues including the Company's ability to manufacture products, the reliability of our supply chain, labor shortages, backlog and inflation (including the cost and availability of raw materials, direct labor and shipping) have impacted our business and resulted in a backlog of $8.4 million at the end of the fourth quarter. We continue to focus on meeting the demand for our product and working towards standard inventory and backlog levels in fiscal year 2023. See Part I, Item 1A "Risk Factors" in this Annual Report on Form 10-K.
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
See Part I, Item 3 "Legal Proceedings" and Note 16 to the consolidated financial statements in this Annual Report on Form 10-K for additional details on litigation regarding proprietary technology.
LITIGATION
We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products, or result in significant royalty payments in order to continue selling those products. The medical device industry is also susceptible to significant product liability claims. These claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. In addition, product liability claims may be asserted against us in the future based on events we are not aware of at the present time. At any given time, we are involved in a number of product liability actions. For additional information, see both Part I, Item 3 "Legal Proceedings" and Note 16 to the consolidated financial statements in this Annual Report on Form 10-K.
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
The 510(k) clearance procedure is available only if a manufacturer can establish that its device is “substantially equivalent” in intended use and in safety and effectiveness to a “predicate device,” which is (i) a device that has been cleared through the 510(k) clearance process; (ii) a device that was legally marketed prior to May 28, 1976 (preamendments device); (iii) a device that was originally on the U.S. market as a Class III device (Premarket approval) and later downclassified to Class II or I; (iv) or a 510(k) exempt device. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. The 510(k) clearance procedure including questions and responses may take up to 12 months. In some cases, supporting clinical data may be required. The FDA may determine that a new or modified device is not substantially equivalent to a predicate device or may require that additional information, including clinical data, be submitted before a determination is made, either of which could significantly delay the introduction of a new or modified device. If a device cannot demonstrate substantial equivalence, it may be subject to either a De Novo 510(K) submission or a PMA.
The PMA application procedure is more comprehensive than the 510(k) procedure and typically takes more time to complete. The PMA application must be supported by scientific evidence providing pre-clinical and clinical data relating to the safety and efficacy of the device and must include other information about the device and its components, design, manufacturing, and labeling. The FDA will approve a PMA application only if reasonable assurance that the device is safe and effective for its intended use can be provided. As part of the PMA application review, the FDA will inspect the manufacturer’s facilities for compliance with its Quality System Regulation, or QSR. As part of the PMA approval the FDA may place restrictions on the device, such as requiring additional patient follow-up for an indefinite period of time. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years. After the PMA is approved, if significant changes are made to a device, its manufacturing or labeling, a PMA supplement containing additional information must be filed for prior FDA approval.
Historically, our products have been introduced into the market using the 510(k) procedure.
FDA submissions require extensive validations and testing which requires a significant amount of time and financial resources. Recent changes in both regulations and FDA perspectives have increased both time and testing requirements, which have caused and are expected to continue to cause significant delays and increased costs for clearances and approvals. The increased focus by the FDA on such issues as chemical identification of all colorants, non-acceptance of certain colorants (certain forms of carbon black) and other concerns, continue to cause challenges and delays. In addition, changes to existing products call into question previously approved devices and result in additional costs for testing and material analysis.
The devices manufactured by us are also subject to the QSR, which imposes elaborate testing, control, documentation and other quality assurance procedures on our manufacturing facilities. Every phase of production, including raw materials, components and subassembly, manufacturing, testing, quality control, labeling, tracing of customers after distribution and follow-up and reporting of complaint information is governed by the FDA’s QSR. Device manufacturers are required to register their facilities and list their products with the FDA and certain state agencies. The FDA periodically inspects manufacturing facilities and, if there are alleged violations, the operator of a facility must correct them or satisfactorily demonstrate the absence of the violations or face regulatory action. Failure to maintain compliance with the QSR may result in the issuance of one or more Forms 483 or warning letters and could potentially result in a consent decree. Failure to maintain the QSR appropriately could result in the issuance of further warning letters. In addition, non-compliance with applicable FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, inability to obtain clearances or approvals for products, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and/or criminal prosecutions. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us.
Other U.S. Regulatory Bodies
We and our products are subject to a variety of federal, state and local laws in those jurisdictions where our products are, or will be, marketed. We and our products are also subject to a variety of federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, we are subject to various federal and state laws governing our relationships with the physicians and others who purchase or make referrals for our products. For instance, federal law prohibits payments of any form that are intended to induce a referral for any item payable under Medicare, Medicaid or any other federal healthcare program. Many states have similar laws. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future, or that such laws or regulations will not have a material adverse effect upon our ability to do business.
International Regulation
Internationally, all of our current products are considered medical devices under applicable regulatory regimes, and we anticipate that this will be true for all of our future products. Sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process may vary greatly from country to country.
In order to distribute and sell products into the European Union as well as a number of other countries including many Central European Free Trade Agreement participants, Scandinavian, and Middle Eastern countries, a CE Mark is required. New products must be compliant with the Medical Device Regulation ("MDR") as of May 2021 and previously CE Marked products must become compliant when their certification expires, with a transition period ending May 2025. Products with an expiring certification must be in distribution before certification expiration dates to continue to be sold. Clinical evaluations of products under MDR requires more information than previously required. All devices must have current clinical literature that specifically addresses data-driven safety and performance criteria, and legacy devices often require additional biocompatibility, bench testing and redesign to address changes in standards over time. Additionally, there can be extended time frames under MDR for product certifications that can be 12-18 months or longer.
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
The process of obtaining approval to distribute medical products is costly and time-consuming in virtually all the major markets where we sell medical devices. We cannot assure that any new medical devices we develop will be cleared, approved or certified in a timely or cost-effective manner or cleared, approved or certified at all. There can be no assurance that new laws or regulations regarding the release or sale of medical devices will not delay or prevent sale of our current or future products.
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
U.S. federal health care laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally-funded health care programs. The principal U.S. federal laws include: (1) the Anti-kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a federal health care program, subject to certain safe harbor exceptions; (2) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program, including claims resulting from a violation of the Anti-kickback Statute; (3) the Stark law which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider; and (4) health care fraud statutes that prohibit false statements and improper claims to any third-party payer. There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers. In addition, the U.S. Foreign Corrupt Practices Act (FCPA) can be used to prosecute companies in the U.S. for arrangements with physicians or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country.
International
The delivery of our devices in any market is subject to evolving regulation by the EU Medical Device Regulations, notified bodies and comparable nation-specific bodies responsible for reimbursement and regulation of health care items and services. Our success in international markets will depend largely upon the availability of reimbursement from the national public health payers as well as private, third party payors, through which healthcare providers are paid in those markets. Reimbursement and healthcare payment systems vary significantly by country. The main types of healthcare payment systems are government sponsored healthcare and private insurance. Reimbursement approval must be obtained individually in each country in which our products are marketed. Outside the U.S., we maintain a healthcare economics team that works directly with providers, our distributors and health systems to obtain reimbursement approval in the countries in which they will use or sell our products. There can be no assurance that reimbursement approvals will be received. See Part I. Item 1A "Risk Factors" in this Annual Report on Form 10-K.
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
EMPLOYEES
As of May 31, 2022, we had approximately 760 full time employees. None of our employees are represented by a labor union and we have never experienced a work stoppage. In the highly competitive medical technology industry, we consider attracting, developing, engaging and retaining high performing talent in positions critical to our long-term growth strategy including but not limited to technical, operational, marketing, sales, research and development, and management. Our ability to recruit and retain such talent depends on several factors, including culture, compensation and benefits, talent development, career opportunities, recognition and work environment. Our goal is to create a diverse and inclusive culture that encourages an environment where employees feel welcomed, respected and valued. We are an equal opportunity/affirmative action employer committed to making employment decisions without regard to race, religion, ethnicity or national origin, gender, sexual orientation, gender identity or expression, age, disability, protected veteran status or any other characteristics protected by law.
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
Executive Officers of the Company
The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
James C. Clemmer	58	President and Chief Executive Officer
Stephen A. Trowbridge	47	Executive Vice President and Chief Financial Officer
Chad T. Campbell	51	Senior Vice President and General Manager, Vascular Access and Oncology
Scott Centea	44	Senior Vice President and General Manager, Endovascular Therapies
David D. Helsel	58	Senior Vice President, Global Operations and Research and Development
Laura Piccinini	52	Senior Vice President and General Manager, International
Richard C. Rosenzweig	55	Senior Vice President, General Counsel and Secretary
James C. Clemmer became our President and Chief Executive Officer (CEO) in April 2016. Prior to joining AngioDynamics, Mr. Clemmer served as President of the $1.8 billion medical supplies segment at Covidien plc. where he directed the strategic and day-to-day operations for global business divisions that collectively manufactured 23 different product categories. In addition, he managed global manufacturing, research and development, operational excellence, business development and all other functions associated with the medical supplies business. Prior to his role at Covidien, Mr. Clemmer served as Group President at Kendall Healthcare (which was acquired by Tyco International in 1994), where he managed the U.S. business across five divisions and built the strategic plan for the medical supplies segment before Covidien was spun off from Tyco. Mr. Clemmer began his career at Sage Products, Inc. Mr. Clemmer currently serves on the Board of Directors for AngioDynamics and previously served on the Board of Directors for Lantheus Medical Imaging. Mr. Clemmer is a graduate of the Massachusetts College of Liberal Arts, where he served as interim president from August 2015 until March 2016.
Stephen A. Trowbridge was appointed Executive Vice President and Chief Financial Officer (CFO) in February 2020, having served as Interim Chief Financial Officer since October 2019. Prior to his appointment as CFO, he served as the Company’s Senior Vice President and General Counsel. He joined AngioDynamics in June 2008 as Corporate Counsel. In addition to serving as the Company’s CFO and managing the finance functions, Mr. Trowbridge also managed the Legal function on an interim basis until January 30, 2021. Prior to AngioDynamics, Mr. Trowbridge served as Corporate Counsel at Philips Healthcare and Intermagnetics General Corporation. Mr. Trowbridge began his career with Cadwalader, Wickersham & Taft LLP in the firm’s Mergers and Acquisitions and Securities Group. Mr. Trowbridge received a Bachelor of Science in Science and Technology Studies from Rensselaer Polytechnic Institute, a Juris Doctor from the University of Pennsylvania Law School, and a Master of Business Administration from Duke University’s Fuqua School of Business.

Chad T. Campbell joined AngioDynamics in May 2016 as the Senior Vice President and General Manager for Vascular Access. As of October 2021, Mr. Campbell assumed responsibility of the Oncology Global Business Unit in addition to his role of General Manager for Vascular Access. In his role, Mr. Campbell oversees research and development and global commercialization of the Global Business Unit’s portfolio. Mr. Campbell joined AngioDynamics from Medtronic where he served as the Vice President of Marketing for the Patient Care and Safety business after serving as the Vice President of Marketing for the SharpSafety business at Covidien (Medtronic). During his tenure at Covidien, Mr. Campbell also held roles including Director of Marketing, Area Vice President of Sales, Region Manager, Product Manager and Account Manager. Mr. Campbell received a Bachelor of Arts from the University of Kentucky.
Scott Centea joined AngioDynamics in 2005 as a sales representative serving the Carolinas. During his tenure, he has served in a variety of positions with increased responsibility including Vice President of Corporate Accounts where he was in charge of leading a team of individuals to execute Health System Purchasing Contracts. From there Mr. Centea assumed the role of Vice President of Marketing for Endovascular Therapies, before being promoted into his most recent and current role as Senior Vice President/General Manager of Endovascular Therapies and Peripheral Artery Disease. Mr. Centea currently holds board positions with the American Venous Forum (AVF) and the Capital District American Heart Association. Mr. Centea holds a Bachelor of Arts in Communications from Newberry College.
David D. Helsel currently serves as Senior Vice President of Global Operations and Research and Development and has been with AngioDynamics since December 2017. Prior to joining AngioDynamics he was Senior Vice President, Global Supply Chain, at Hill-Rom Holdings for almost three years. Before that, Mr. Helsel worked at Haemonetics for three years where he served as Executive Vice President for Global Manufacturing and also spent almost nineteen years in various positions with increasing responsibility at Covidien, including Vice President of Operations for the Surgical Solutions Division and Medical Supplies Division. An expert in Lean and Six Sigma, Mr. Helsel also served as Global Director of Operational Excellence, supporting sixty-three manufacturing facilities. Mr. Helsel holds a Bachelor of Science in Mechanical Engineering from LeTourneau University.
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
Richard C. Rosenzweig joined AngioDynamics as Senior Vice President, General Counsel and Secretary in February 2021. Mr. Rosenzweig brings to his role more than 20 years of experience in executive leadership providing legal guidance, governance and compliance oversight, and strategic business direction to global medical device and health care companies, including C. R. Bard for more than ten years where he most recently served as Vice President, Law, and Assistant Secretary, Phibro Animal Health Corporation and Impath, Inc. as Senior Vice President, General Counsel and Secretary, and Johnson & Johnson as Director, Licensing and Acquisitions. Prior to AngioDynamics, Mr. Rosenzweig advised companies in the medical device industry as an independent consultant on corporate development initiatives. Mr. Rosenzweig received his Bachelor of Arts in Psychology from Brandeis University and his Juris Doctor from Boston University School of Law. He serves as Vice Chair and Chair-Elect of the Director’s Leadership Council of the Rutgers Cancer Institute of New Jersey, and is a member of the Director’s Leadership Council for Rutgers Biomedical and Health Sciences, an academic medical center.
AVAILABLE INFORMATION
Our corporate headquarters is located at 14 Plaza Drive, Latham, New York 12110. Our phone number is (518) 795-1400. Our website is www.angiodynamics.com.
We make available, free-of-charge through our website, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, our website includes, among other things, charters of the various committees of our Board of Directors and our code of conduct and ethics applicable to all employees, officers and directors. Within the time period required by the SEC, we will post on our website any amendment to the code of conduct and ethics and any waiver applicable to any executive officer, director or senior financial officer. We use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. We use these channels as well as social media and blogs to communicate with the public about our company, our services and other issues. It is possible that the information we post on social media and blogs could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our Company to review the information we post on the social media channels and blogs listed on our website. Any stockholder also may obtain copies of these documents, free of charge, by sending a request in writing to our Corporate headquarters, Attention: Saleem Cheeks. Information on our website or connected to our website is not incorporated by reference into this Annual Report on Form 10-K.

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

In particular, the future prospects of many of our high growth products, such as the NanoKnife system, the AngioVac system and the Auryon system, rely on continued market development and continued generation of clinical data pursuant to clinical trials conducted by us, our competitors or other third parties. If the results of these trials are not what we expect or fail to generate meaningful clinical data, it may adversely impact our ability to obtain product approvals. If any of these products fail to achieve clinical acceptance or are perceived unfavorably by the market, it could severely limit our ability to drive revenue growth, which could have a material adverse effect on our business, financial condition, results of operations and/or liquidity. See Risk Factor titled “Our business and prospects rely heavily upon our ability to successfully complete clinical trials, including, but not limited to, our NanoKnife DIRECT clinical study, our NanoKnife PRESERVE clinical study, AlphaVac APEX-AV clinical study and clinical studies for AngioVac. We may choose to, or may be required to, suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.”
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
If we do not maintain our reputation with interventional physicians, interventional and surgical oncologists, and critical care nurses, our growth will be limited and our business could be harmed.
Physicians typically influence the medical device purchasing decisions of the hospitals and other healthcare institutions in which they practice. Consequently, our reputation with interventional physicians, interventional and surgical oncologists, and critical care nurses is crucial to our continued growth. We believe that we have built a positive reputation based on the quality of our products, our physician-driven product development efforts, our marketing and training efforts and our presence at medical society meetings. Any actual or perceived diminution in the quality of our products, or our failure or inability to maintain these other efforts, could damage our reputation with interventional physicians and cause our growth to be limited and our business to be harmed, which could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
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

In the second quarter of our 2022, we received approval from the FDA to initiate our PRESERVE clinical trial to study the use of the NanoKnife system for the treatment of prostate cancer. If we are not able to successfully complete these trials and secure clearances or approvals for expanded indications for our NanoKnife system, including for the treatment of Stage III pancreatic cancer or the treatment of prostate cancer, or if expanded indications are significantly delayed or limited, our business and prospects may be materially harmed and we may need to delay our initiatives or even significantly curtail operations, which could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
Our business and prospects rely heavily upon our ability to successfully complete clinical trials, including, but not limited to, our NanoKnife DIRECT clinical study, our NanoKnife PRESERVE clinical study, AlphaVac APEX-AV clinical study and clinical studies for AngioVac. We may choose to, or may be required to, suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.
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
We currently purchase significant amounts of several key products, raw materials and product components from single and limited source suppliers and anticipate that we will do so for future products as well. Any delays in delivery of or shortages in those or other products and components (like we experienced during our 2022 fiscal year) could interrupt and delay manufacturing of our products, lead to backlogs and result in the cancellation of orders for our products. Any or all of these suppliers could discontinue the manufacture or supply of these products, raw materials and/or components at any time.

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
In addition, we purchase certain products as a distributor for the manufacturer of those products. Any constraint or interruption in the supply of raw materials, other product components or finished products that we distribute could materially impact our ability to sell products, and have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
We are heavily dependent on third-party distributors to generate a substantial portion of our international revenues and are at the risk of these distributors also selling for our competitors, failing to be financially viable and failing to effectively distribute our products in compliance with applicable laws.
Outside of North America we rely heavily on third party distributors, either on a country-by-country basis or on a multi-country, regional basis, to market, sell and distribute our products where we do not have a direct sales and marketing presence (including, among others, China, Japan, Brazil, the Middle East and many European countries). As such, our revenue, if any, depends on the terms of such arrangements and the distributors’ efforts. These efforts may turn out not to be sufficient and our third-party distributors may not effectively sell our products. International distributors accounted for approximately 61% of international revenues for the fiscal year ended May 31, 2022. If we are unable to maintain our relationships or establish direct sales capabilities on acceptable terms or at all, we may lose significant revenue or be unable to achieve our growth aspirations. In certain circumstances, distributors may also sell competing products, or products for competing diagnostic modalities, and may have incentives to shift sales towards those competing products. As a result, we cannot assure you that our international distributors will increase or maintain our current levels of unit sales or increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and/or liquidity. In addition, there is a risk that our distributors will not be financially viable due to current economic and/or regulatory events in their respective countries or remit payments to us in a timely manner. If our distributors fail to comply with applicable laws or fail to effectively market and sell our products, our financial condition and results of operations could be materially and adversely impacted.
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
Our business, financial condition and results of operation are affected by many changing economic, industry and other conditions beyond our control. Actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, high inflation and trade protection measures, creditworthiness of our customers, may negatively affect consumer preferences, perceptions, spending patterns or demographic trends, any of which could adversely affect our business, financial condition, results of operations and/or liquidity.
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
Volatility in the cost of raw materials, components, freight and energy increases the costs of producing and distributing our products. New laws or regulations adopted in response to climate change could also increase energy and transportation costs, as well as the costs of certain raw materials and components. Increases in oil prices may increase our packaging and transportation costs. Recently, the costs of labor, raw materials, transportation, construction, services, and energy necessary for the production and distribution of our products have increased significantly. While we have implemented cost containment measures, selective price increases and taken other actions to offset these inflationary pressures in our supply chain, we may not be able to completely offset all the increases in our operational costs, any of which could adversely affect our business, financial condition, results of operations and/or liquidity.

Sales outside the U.S. accounted for approximately 16% of our net sales during our fiscal year ended May 31, 2022. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging and/or faster-growing markets outside the U.S. Our sales and profitability from our international operations are subject to risks and uncertainties that could have a material adverse effect on our business, financial condition and/or results of operations, many of which we cannot predict, including:
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
Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. These events may escalate and have created increasingly volatile global economic conditions. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” A trade war could result in increased costs for raw materials we use in our manufacturing and could result in Russia and other foreign governments imposing tariffs on products that we export outside the U.S. or otherwise limiting our ability to sell our products abroad. These increased costs could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face material adverse effects on our business, financial condition, results of operations and/or liquidity.
Our business could be harmed if we cannot hire or retain qualified personnel.
Our business depends upon our ability to attract and retain highly qualified personnel, including managerial, sales and technical personnel. We compete for key personnel with other companies, healthcare institutions, academic institutions, government entities and other organizations. We do not have written employment agreements with our executive officers, other than the CEO. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel or hire or retain other qualified personnel in the future, including personnel for our manufacturing facilities. If we are not able to hire and retain personnel in our manufacturing facilities, we may not meet our production demand. We experienced labor shortages in fiscal year 2022 that significantly contributed to the backlog. In addition, our sales force is highly talented and we face intense competition in our industry for sales personnel which could have an adverse effect on our business if there is significant turnover.
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

In recent years we have begun to implement operational excellence initiatives which include a number of restructuring, realignment and cost reduction initiatives. We may not realize the benefits of these initiatives to the extent or on the timing we anticipated and the ongoing difficulties in implementing these measures may be greater than anticipated and/or offset by inflationary pressures, which could cause us to incur additional costs or result in business disruptions like the backlogs we experienced in fiscal year 2022. In addition, if these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in significant additional expenses and adversely impact our ability to achieve our other strategic goals and business plans.
We may fail to attract additional capital necessary to expand our business or may incur additional indebtedness which, together with our current indebtedness levels, could impose operating and financial restrictions on us as a result of debt service obligations which could significantly limit our ability to execute our business strategy or curtail our growth.
We may require additional capital to expand our business. If cash generated internally is insufficient to fund capital requirements, we may require additional debt or equity financing. In addition, we may require financing to fund any significant acquisitions we may seek to make. Disruptions in the capital markets and increases in the cost of capital have previously resulted, and could again result, in volatility, decreased liquidity, and widening of credit spreads, which could make needed financing either unavailable or available on terms unsatisfactory to us which could result in significant stockholder dilution.
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
Uncertainty relating to the LIBOR calculation method and potential phasing out of LIBOR after 2021 may adversely affect the interest rates under our Credit Agreement.
Certain of the interest rates applicable to our Credit Agreement, are LIBOR-based. On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”) announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021. Actions by the FCA, other regulators or law enforcement agencies may result in changes to the method by which LIBOR is calculated. At this time, it is not possible to predict the effect of any such changes or any other reforms to LIBOR that may be enacted in the UK or elsewhere. Uncertainty as to the nature of such potential changes may adversely affect the trading market for LIBOR-based securities, including the floating rates applicable to our Credit Agreement. It is possible that the changes in how LIBOR is calculated, changes in the trading market for LIBOR-based securities or actions of the FCA and other government entities may cause unexpected increases in LIBOR rates or a breakdown in the LIBOR systems. If these issues arise, we could experience increased interest rates or uncertainty with respect to the calculation of interest on our Credit Agreement, which could adversely affect our business, financial condition, results of operations and/or liquidity.

Our goodwill, intangible assets and fixed assets are subject to potential impairment; we have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or intangible assets become impaired.
A significant portion of our assets consists of goodwill, intangible assets and fixed assets, the carrying value of which may be reduced if we determine that those assets are impaired, including intangible assets from recent acquisitions. During the fourth quarter of fiscal year 2021, the Company made the decision to abandon the OARtrac product technology and trademark. This resulted in an impairment charge of $14.0 million. The impairment charge is recorded in "Acquisition, restructuring and other items, net", on the Consolidated Statements of Operations (see Note 18).
Most of our intangible and fixed assets have finite useful lives and are amortized or depreciated over their useful lives on either a straight-line basis or over the expected period of benefit or as revenues are earned from the sales of the related products. The underlying assumptions regarding the estimated useful lives of these intangible assets are reviewed quarterly and more often if an event or circumstance occurs making it likely that the carrying value of the assets may not be recoverable and are adjusted through accelerated amortization if necessary. Whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, we test intangible assets for impairment based on estimates of future cash flows. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations and/or other materially adverse events that have implications on the profitability of our business. When testing for impairment of definite-lived intangible assets held for use, the Company groups assets at the lowest level for which cash flows are separately identifiable. The Company operates as a single asset group. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
Goodwill is required to be tested for impairment at least annually. We historically reviewed our single reporting unit for potential goodwill impairment in the third fiscal quarter of each year as part of our annual goodwill impairment testing, and more often if an event or circumstance occurred making it likely that impairment exists. In the fourth quarter of fiscal year 2022, the Company changed its annual impairment assessment date from December 31 to April 30 to more closely align the impairment assessment date with the Company's long term planning and forecasting process. The annual goodwill impairment review performed in December 2021 and April 2022 indicated no goodwill impairments. In fiscal year 2020, we recorded a goodwill impairment loss of $158.6 million. If actual results differ from the assumptions and estimates used in the goodwill and intangible asset calculations, we could incur future impairment or amortization charges, which could negatively impact our financial condition and results of operations.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
IRC Section 382 and related provisions contain rules that limit for U.S. federal income tax purposes the ability of a Company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain other tax attributes existing as of the date of such ownership change. Our Federal net operating loss carryforwards as of May 31, 2022 after considering IRC Section 382 limitations are $174.2 million. The expiration of the Federal net operating loss carryforwards is as follows: $8.6 million between 2022 and 2023, $79.4 million between 2028 and 2037 and $86.1 million indefinitely. Our state net operating loss carryforwards as of May 31, 2022 after considering remaining IRC Section 382 limitations are $30.1 million which expire in various years from 2029 to 2042. Future ownership changes within the meaning of IRC Section 382 may also subject our tax loss carryforwards to annual limitations which would restrict our ability to use them to offset our taxable income in periods following the ownership changes. See Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 for a further discussion of our tax loss carryovers.
A cyber-attack or other breach of our or our supply chain partners' information technology systems could have a material adverse effect on our business, financial condition and/or results of operations.
We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Similar to other large multi-national companies, the size and complexity of our information technology systems makes them vulnerable to cyber-attacks, malicious intrusions, breakdowns, destruction, losses of data privacy, or other significant disruptions. Our supply chain partners face similar risks. Our information systems require an ongoing commitment of resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information, and changing customer patterns. In addition, third parties may attempt to gain access into our systems or products or those of our supply chain partners to obtain data relating to patients or our proprietary information.

Any failure by us or our supply chain partners to maintain or protect information technology systems and data integrity, including from cyber-attacks, ransomware, intrusions or other breaches, could result in the unauthorized access to supply chain partners or vendors and personally identifiable information, theft of intellectual property, misappropriation of assets, or otherwise compromise confidential or proprietary information and disrupt operations of our Company or our supply chain partners. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, our supply chain partners, physicians, and other health care professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition and/or results of operations.
Any disaster at our manufacturing facilities or those of our suppliers could disrupt our ability to manufacture our products for a substantial amount of time.
We conduct manufacturing and assembly at facilities in Queensbury, New York, Glens Falls, New York, and other third parties in Costa Rica, Latvia, and other locations. It would be difficult, expensive and time-consuming to transfer resources from one facility to the other and/or replace or repair these facilities or manufacturing equipment if they were significantly affected by a disaster. Additionally, we might be forced to rely on third-party manufacturers or delay production of our products. Insurance for damage to our properties and the disruption of our business from disasters may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If one of our principal suppliers were to experience a similar disaster, uninsured loss or under-insured loss, we might not be able to obtain adequate alternative sources of supplies or products. Any significant uninsured loss, prolonged or repeated disruption, or inability to operate experienced by us or any of our principal suppliers could cause significant harm to our business, financial condition, results of operations and/or liquidity.
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
The COVID-19 pandemic has created significant disruption and uncertainty in the global economy and has negatively impacted our business and results of operations and financial condition, most recently with the escalation of the Omicron and subsequent variants, and we anticipate that it may continue to negatively impact our business, results of operations and financial condition for the foreseeable future.
Numerous national, international, state and local jurisdictions have imposed, and others in the future may impose, a variety of government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions may cause significant alteration of our operations, work stoppages, slowdowns and delays, travel restrictions and event cancellations, among other effects, thereby significantly and negatively impacting our operations. Other disruptions or potential disruptions include: (i) restrictions on our personnel and personnel of business partners to travel and access customers for training and case support; (ii) reductions in spending by our customers; (iii) delays in clearance, approvals or certifications by regulatory bodies; (iv) diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; (v) reductions in our sales team, including through layoffs, furloughs or other losses of sales representatives; (vi) additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture our products; (vii) disruption of our research and development activities; and (viii) delays in ongoing studies and pre-clinical trials.

In addition, elective procedures that use our products significantly decreased in number during fiscal year 2021, as health care organizations around the world prioritized the treatment of patients with COVID-19 and reduced spending in other areas. We experienced a similar impact to procedure volumes with the resurgence of COVID-19 in fiscal year 2022. For example in fiscal year 2021, U.S. governmental authorities had recommended, and in certain cases required, that elective, deferrable, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 so that limited resources and personnel could be focused on the treatment of infected patients. Many of these procedures that use our products were suspended or postponed at times during fiscal years 2021 and 2022. Similarly, our clinical trials were impacted by COVID-19 as hospitals prioritized treating these patients. It is unclear when or if other resurgences of COVID-19, or increased spread of its variants, may again cause a rise in infections and result in authorities and/or customers imposing restrictions that could adversely affect our business, financial condition, results of operations and/or liquidity.
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
These challenges and restrictions will likely continue for the duration of the pandemic, which is uncertain, and may even continue beyond the pandemic. Many areas have relaxed restrictions from time-to-time and have resumed business operations, but a resurgence in infections or mutations of the coronavirus that causes COVID-19 could cause authorities and/or our customers to reinstate such restrictions or impose additional restrictions. All of these factors also may cause or contribute to disruptions and delays in our logistics and supply chain. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on future developments that are uncertain and cannot be predicted, including new information that may emerge concerning the severity and spread of the virus and the actions by government entities, our customers and other parties to contain the virus or treat its impact, among others. To the extent the COVID-19 pandemic adversely affects our business, operations and financial results, it may also have the effect of heightening other risks described herein, such as those relating to general economic conditions, demand for our products, relationships with suppliers and sales efforts.
We could be negatively impacted by Environmental, Social and Governance (ESG), climate change and other sustainability-related matters.
Governments, investors, customers, employees and other stakeholders are increasingly focusing on corporate ESG practices and disclosures, including risks associated with climate change and expectations in this area are rapidly evolving. Shifts in weather patterns caused by climate change are expected to increase the frequency and severity of adverse weather conditions such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures or flooding, which could cause or contribute to reduced workforce availability, increased production and distribution costs and disruptions and delays in our logistics and supply chain/operations as well as the operations of our customers. The increasing attention to corporate ESG initiatives and ESG risks could result in reduced demand for products, reduced profits and increased investigations and litigation. If we are unable to satisfy any new criteria by which our ESG practices may be assessed, investors may conclude that our policies and/or actions with respect to ESG matters and risks are inadequate. If we fail or are perceived to have failed to accurately disclose our progress on such initiatives or goals, our reputation, business, financial condition and results of operations could be adversely impacted.
RISKS RELATED TO THE REGULATORY ENVIRONMENT
We are subject to a comprehensive system of federal, state and international laws and regulations, and we could be the subject of investigations, enforcement actions or face lawsuits and monetary or equitable judgments.
We operate in many parts of the world, and our operations are affected by complex state, federal and international laws relating to healthcare, environmental protection, antitrust, anti-corruption, anti-bribery, fraud and abuse, export control, tax, employment and laws regarding privacy, personally identifiable information and protected health information, including, for example, the Food, Drug and Cosmetic Act (“FDCA”), various FDA and international regulations relating to, among other things, the development, quality assurance, manufacturing, importation, distribution, marketing and sale of, and billing for, our products, the federal Anti-Kickback Statute and Federal False Claims Act (Note 16), the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in international jurisdictions, including the UK Anti-Bribery Act, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), General Data Protection Regulation (“GDPR”), domestic and foreign data protection, data security and privacy laws, laws related to the collection, storage, use and disclosure of personal data and laws and regulations relating to sanctions and money laundering.

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
In general, we intend to obtain Medical Device Regulation ("MDR") approvals for our principal products sold in the European Union ("EU") ahead of expiration dates; however for multiple reasons, including but not limited to changing business strategies, labor shortages and contract resources, administrative delays, increased costs of obtaining MDR certification, availability of necessary data and notified body capacity, certain products may not be fully compliant at the time of CE mark expiration. The additional time and resources required to obtain MDR certification has been a significant factor in, and will likely continue to influence, our decisions whether to discontinue sales and distribution of certain products in the EU.
Complying with and obtaining regulatory approval in foreign countries, including our efforts to comply with the requirements of the MDR, have and will likely continue to lead to additional uncertainty, risk, expense and delay in commercializing products in certain foreign jurisdictions, which could have a material adverse effect on our business, financial condition and/or results of operations.
Our products may be subject to product recalls, which may harm our reputation and divert managerial and financial resources.
The FDA and similar governmental authorities in other countries have the authority to order mandatory recall of our products or order their removal from the market if there are material deficiencies or defects in design, manufacture, installation, servicing or labeling of the product, or if the governmental entity finds that our products would cause serious adverse health consequences. A government mandated recall, voluntary recall or field action by us could occur as a result of component failures, manufacturing errors or design defects, including labeling defects. Any recall of our products may harm our reputation with customers and divert managerial, engineering and financial resources. There is no assurance that we will not incur warranty or repair costs, be subject to liability claims for damages related to product defects, or experience manufacturing, shipping or other delays or interruptions as a result of these defects in the future. Our insurance policies may not provide sufficient protection should a claim be asserted. A recall of any of our products could harm our reputation, divert managerial and financial resources and have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
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
In fiscal year 2022 we generated $1.2 million of revenue for sales to distributors doing business in Iran. We continuously review our ability to sell products to distributors that conduct business in Iran in accordance with all applicable U.S. laws. If laws, rules or regulations of the United States, with respect to doing business in or with parties that do business in Iran, change to restrict our ability to generate revenue in Iran, our revenue could decline, impacting our results of operations.
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
Our success depends in part on obtaining, maintaining and enforcing our patents, trademarks and other proprietary rights, and our ability to avoid infringing the proprietary rights of others. We rely upon patent, trade secret, copyright, know-how and trademark laws, as well as license agreements and contractual provisions, to establish our intellectual property rights and protect our products. However, no assurances can be made that any pending or future patent applications will result in the issuance of patents, that any current or future patents issued to, or licensed by us, will not be challenged or circumvented by our competitors, or that our patents will not be found invalid.
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
•general economic conditions, including inflationary pressure, as well as those specific to our customers and markets; and
•seasonal fluctuations in revenue due to the elective nature of some procedures.
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
During the year ended May 31, 2022, we operated in the following locations:

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
Item 3. Legal Proceedings.
Information regarding legal proceedings is included in Note 16 to our consolidated financial statements in this Annual Report on Form 10-K.
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

	Sale Price
	High	Low
Year ended May 31, 2022
Fourth Quarter	$24.50	$17.98
Third Quarter	$29.16	$20.46
Second Quarter	$30.97	$23.36
First Quarter	$28.49	$22.99

	Sale Price
	High	Low
Year ended May 31, 2021
Fourth Quarter	$25.12	$20.61
Third Quarter	$21.58	$13.77
Second Quarter	$14.38	$9.10
First Quarter	$12.01	$8.26
As of July 21, 2022, there were 170 holders of record of our common stock.
Dividends
We did not declare any cash dividends on our common stock during our last three fiscal years. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.
Performance Graph
The graph below matches AngioDynamics, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the RDG SmallCap Medical Devices index, and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from May 31, 2017 to May 31, 2022. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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
In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the year ended May 31, 2022 compared to the year ended May 31, 2021 follows:
Year ended May 31, 2022:
•Revenue increased by 8.7% to $316.2 million
•Med Tech growth of 41.2% and Med Device growth of 0.9%
•Gross profit decreased by 150 bps to 52.4%
•Net loss decreased by $5.0 million to $26.5 million
•Loss per share decreased by $0.14 to a loss of $0.68
•Cash flow from operations decreased by $31.3 million resulting in cash used in operations of $7.2 million
Our Med Tech business, comprised of Auryon, the Thrombectomy platform and NanoKnife grew 41.2% in fiscal year 2022. This growth was partially offset by reductions in AngioVac procedure volumes due to challenges resulting from the

COVID-19 pandemic. Our Med Device business grew 0.9% in fiscal year 2022. It was also adversely impacted by the backlog in Vascular Access products and continued pressure from reductions in Oncology procedure volumes, also due to challenges resulting from the COVID-19 pandemic, a trend that may continue.
Strategic Initiatives to Drive Growth
As the Company has previously announced, the Company is focused on its ongoing transformation from a company with a broad portfolio of largely undifferentiated products to a more focused medical technology company that delivers unique and innovative health care solutions. The Company believes that this transformation will enable the Company to shift the portfolio from the mature, lower-growth markets where we have competed in the past by investing in technology and products that provide access to larger and faster growing markets. As such, we believe the growth in the near to mid-term will be driven by our high technology products including Auryon, Mechanical Thrombectomy (which includes AngioVac and AlphaVac) and NanoKnife. The Company regularly evaluates its reportable segments and will continue to do so along with this transformation.
Throughout the year, we introduced strategic moves designed to streamline our business, improve our overall business operations and position ourselves for growth. Those initiatives included:
•Product development process. The Company continued its disciplined product development process which is intended to improve the Company’s ability to bring new products to market. This included:
◦The full market launch of the AlphaVac Mechanical Thrombectomy device in December 2021;
◦FDA clearance of the AlphaVac F18 thrombectomy system;
◦FDA approval of an IDE study for the use of AlphaVac F18 to treat pulmonary embolism; and
◦Enrollment of the first patients in the PRESERVE study for the use of NanoKnife in the prostate.
•Value Creation. To create value and drive future growth, the Company plans to practice dispassionate portfolio optimization and continue to focus on areas of compelling unmet needs including those that are patient-centric and evidenced-based. In addition, the Company is pursuing targeted global expansion opportunities.
Critical Accounting Policies and Use of Estimates
Our significant accounting policies are summarized in Note 1 "Basis of Presentation, Business Description and Summary of Significant Accounting Policies" in the consolidated financial statements included in this Form 10-K. While all of these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.
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
Transaction prices of products are typically based on contracted rates. Product revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to a customer, net of any variable consideration described below.
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
The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the year ended May 31, 2022, such product returns were not material.
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
Certain of the Company’s business combinations involve potential payment of future consideration that is contingent upon the achievement of certain product development milestones and/or contingent on the acquired business reaching certain performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based considerations). Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. Changes in projected revenues, probabilities of payment, discount rates, and projected payment dates may result in adjustments to the fair value measurements. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within operating expenses in the Consolidated Statements of Operations. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the Consolidated Statements of Cash Flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the Consolidated Statements of Cash Flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the Consolidated Statements of Cash Flows.
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
Goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather, are tested for impairment annually or more frequently if impairment indicators arise. The Company has historically performed its annual goodwill assessment during the third quarter of each year (as of December 31). During the fourth quarter of fiscal year 2022, the Company decided to change the date of its annual impairment assessment from December 31st to April 30th. The change was made to more closely align the impairment assessment date with the Company's long term planning and forecasting process. See Note 8,"Goodwill and Intangible Assets" accompanying the consolidated financial statements. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.
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

There were no adjustments to goodwill for the year ended May 31, 2022 other than foreign currency translation adjustments.
Results of Operations for the years ended May 31, 2022 and 2021
For the fiscal year ended May 31, 2022, the Company reported a net loss of $26.5 million, or a loss of $0.68 per diluted share, on net sales of $316.2 million compared to a net loss of $31.5 million, or a loss of $0.82 per diluted share, on net sales of $291.0 million in fiscal year 2021.
Net Sales
Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts, rebates and returns.
Net sales for the year ended May 31, 2022 and 2021 were:

	Year ended May 31,
(in thousands)	2022	2021	% Change
Net Sales
Med Tech	$78,717	$55,731	41.2%
Med Device	237,502	235,279	0.9%
Total	$316,219	$291,010	8.7%

Net Sales by Product Category
Endovascular Therapies	$160,925	$135,079	19.1%
Vascular Access	100,193	101,310	(1.1)%
Oncology/Surgery	55,101	54,621	0.9%
Total	$316,219	$291,010	8.7%

Net Sales by Geography
United States	$265,963	$237,043	12.2%
International	50,256	53,967	(6.9)%
Total	$316,219	$291,010	8.7%
For the year ended May 31, 2022, net sales increased $25.2 million to $316.2 million compared to the year ended May 31, 2021. At May 31, 2022, the Company had a backlog of $8.4 million.
The Med Tech business net sales increased $23.0 million for the year ended May 31, 2022 compared to the prior year. The change in sales from the prior year was primarily driven by:
•Increased Auryon sales of $18.0 million;
•Growth in the thrombectomy platform of $3.7 million, which was driven by growth in the mechanical thrombectomy platform and was partially offset by decreased sales of thrombolytics. Increased sales in the mechanical thrombectomy platform of $4.0 million was driven by AngioVac and the launch of the AlphaVac product in the second quarter of fiscal year 2022; and
•Increased NanoKnife sales of $1.3 million, which was driven by NanoKnife disposable sales in the U.S. which increased $2.3 million due to increased case volume. This increase was partially offset by decreased NanoKnife capital sales in the U.S. and NanoKnife disposable sales internationally.
The Med Device business net sales increased $2.2 million for the year ended May 31, 2022 compared to the prior year. Excluding the large UK order of $5.2 million in the first quarter of the prior year, net sales increased $7.4 million for the year ended May 31, 2022. The change in sales from the prior year was primarily driven by:
•The backlog of $8.4 million at May 31, 2022, which primarily impacted sales of Core, Venous and Vascular Access products; and
•Increased case volume, which resulted in increased sales of Core and Venous (despite the impact of the backlog) and BioSentry products of $3.7 million, $0.5 million and $0.4 million, respectively. Port sales also increased $2.7 million, driven primarily by sales in the U.S. These increases were partially offset by decreased Midline, PICCs, Dialysis,

Radio Frequency Ablation and other Oncology product sales of $2.6 million, $0.9 million, $0.2 million, $0.9 million and $0.6 million respectively. Excluding the prior year order in the UK, Midlines, PICCs and Ports increased $4.4 million.

Gross Profit, Operating Expenses, and Other Income (expense)

	Year ended May 31,
(in thousands)	2022	2021	% Change
Gross profit (exclusive of intangible amortization)	$165,732	$156,788	5.7%
Gross profit % of sales	52.4%	53.9%
Research and development	$30,739	$36,390	-15.5%
% of sales	9.7%	12.5%
Selling and marketing	$95,301	$81,306	17.2%
% of sales	30.1%	27.9%
General and administrative	$38,451	$35,918	7.1%
% of sales	12.2%	12.3%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Gross profit increased by $8.9 million compared to the prior year. The change from the prior year was primarily driven by:
•Sales volume, which positively impacted gross profit by $14.6 million;
•Price and mix, which positively impacted gross profit by $1.6 million as a result of increased sales of higher margin Auryon and AngioVac products. This positive impact was partially offset by sales of lower margin Vascular Access products;
•Rebate expense, which negatively impacted gross profit by $0.9 million;
•Start-up costs related to Auryon and AlphaVac of $3.1 million, including depreciation on Auryon placement units of $1.3 million, which negatively impacted gross profit;
•Labor shortages, freight and inflationary costs on raw materials, which negatively impacted gross profit by $3.4 million year over year; and
•A benefit of $0.8 million that was recorded as a result of the employee retention credit that the Company filed for under the provisions of the CARES Act in the third quarter of the current year compared to a benefit of $0.7 million in the prior year period.
Research and development expense - Research and development (“R&D”) expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs.
R&D expense decreased $5.7 million compared to the prior year. The change from the prior year was primarily driven by:
•The timing of certain projects, which reduced R&D project expense by $4.2 million;
•Open R&D positions, which resulted in decreased compensation and benefits expense of $1.6 million; and
•A benefit of $0.5 million that was recorded as a result of the employee retention credit that the Company filed for under the provisions of the CARES Act in the third quarter of the current year compared to $0.3 million in the prior year period.

Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense increased by $14.0 million compared to the prior year. The change from the prior year was primarily driven by:
•Additional headcount from the build-out of the Auryon sales and marketing teams, which increased compensation and benefits expense by $11.7 million;
•Travel, meeting, tradeshow and other expenses, which increased $4.2 million as some COVID-19 restrictions were lifted; and

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
G&A expense increased by $2.5 million compared to the prior year. The change from the prior year was primarily driven by:
•Compensation and benefits expense, which increased $1.3 million; and
•Other outside consultant spend, which increased $2.0 million, partially offset by decreased legal expense of $0.9 million.

	Year ended May 31,
(in thousands)	2022	2021	$ Change
Amortization of intangibles	$19,458	$18,136	$1,322
Change in fair value of contingent consideration	$1,212	$89	$1,123
Acquisition, restructuring and other items, net	$9,042	$20,232	$(11,190)
Other expense	$(1,478)	$(769)	$(709)
Amortization of intangibles - Represents the amount of amortization expense that was taken on intangible assets held by the Company.
•Amortization expense increased $1.3 million compared to the prior year. The increase is due to amortization relating to the Camaro intangible asset addition of $3.9 million in the first quarter of fiscal year 2022, partially offset by assets that became fully amortized in fiscal year 2021 and 2022.
Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.
•The change in the fair value for the year ended May 31, 2022 is related to the Eximo contingent consideration.

Acquisition, restructuring and other items, net - Acquisition, restructuring and other items, net represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.
Acquisition, restructuring and other items, net decreased by $11.2 million compared to the prior year. The change from the prior year was primarily driven by:
•Legal expense, related to litigation that is outside of the normal course of business, which increased $1.5 million;
•Manufacturing relocation expense related to the move of certain manufacturing lines to Costa Rica, which increased $0.6 million;
•Manufacturing facilities relocation expense related to the sale of the Fluid Management business which decreased $0.4 million;
•Transition Services Agreement fees from Medline Industries of $1.0 million that were received in fiscal year 2021. These activities were completed during fiscal year 2021; and
•A $14.0 million impairment charge that was recorded in fiscal year 2021 as a result of the decision to abandon the OARtrac product technology and trademark.

Other expense - Other expense includes interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.
•The change in other expense of $0.7 million compared to the prior year is primarily due to unrealized foreign currency losses of $0.8 partially offset by decreased interest expense of $0.2 million.

Income Tax Benefit

	Year ended May 31,
(in thousands)	2022	2021
Income tax benefit	$(3,402)	$(4,504)
Effective tax rate	11%	12%
Our effective tax rate was a benefit of 11% for fiscal year 2022 compared with an effective tax rate benefit of 12% for the prior year. The current year and prior year effective tax rates differ from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation) and the impact of stock-based compensation.

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
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of May 31, 2022. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
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
Our cash and cash equivalents totaled $28.8 million as of May 31, 2022, compared with $48.2 million as of May 31, 2021. As of May 31, 2022, total debt outstanding related to the Revolving Facility was $25.0 million. The fair value of the contingent consideration liability as of May 31, 2022 was $16.9 million.
The table below summarizes our cash flows for the years ended May 31, 2022 and 2021:

	Year ended May 31,
(in thousands)	2022	2021
Cash (used in) provided by:
Operating activities	$(7,194)	$24,093
Investing activities	(19,307)	(13,711)
Financing activities	7,683	(16,986)
Effect of exchange rate changes on cash and cash equivalents	(518)	330
Net change in cash and cash equivalents	$(19,336)	$(6,274)
During the years ended May 31, 2022 and 2021, cash flows consisted of the following:
Cash (used in) provided by operating activities:
Years ended May 31, 2022 and 2021:
•Net loss of $26.5 million and $31.5 million, respectively, plus the non-cash items, primarily driven by depreciation and amortization and stock-based compensation, along with the changes in working capital below, contributed to cash used in operations of $7.2 million for the year ended May 31, 2022 and cash provided by operations of $24.1 million for the year ended May 31, 2021.

•For the year ended May 31, 2022, working capital was unfavorably impacted by increased accounts receivable and inventory on hand of $17.2 million and $2.8 million, respectively. This was partially offset by increased accounts payable and accrued liabilities of $3.9 million.
•For the year ended May 31, 2021, working capital was favorably impacted by decreased inventory on hand of $11.5 million and increased accounts payable and accrued liabilities of $4.9 million. This was partially offset by increased accounts receivable of $4.2 million.
Cash used in investing activities:
Years ended May 31, 2022 and 2021:
•$4.3 million and $5.2 million, respectively, of cash was used for fixed asset additions;
•$11.4 million and $8.5 million, respectively, of cash was used for Auryon placement and evaluation unit additions; and
•$3.6 million of cash was used for the QX Medical asset acquisition in the first quarter of fiscal year 2022.
Cash provided by (used in) financing activities:
Years ended May 31, 2022 and 2021:
•$5.0 million draw on the Revolving Facility in the first quarter of fiscal year 2022 for the QX Medical asset acquisition;
•$20.0 million payment on the Revolving Facility in the third quarter of fiscal year 2021; and
•$2.7 million and $3.0 million, respectively, of proceeds from stock option and ESPP activity.
Our 2019 Credit Agreement provides for a $125.0 million secured Revolving Facility, which includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $75.0 million.  The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00. The other financial covenant requires us to maintain a total leverage ratio of not greater than 3.00 to 1.00. The total leverage ratio is based upon our trailing twelve months total consolidated EBITDA (as defined in the Credit Agreement). The amount that we can borrow under our Credit Agreement is directly based on our leverage ratio. The interest rate on the Revolving Facility at May 31, 2022 was 2.31%. The company was in compliance with the Credit Agreement covenants as of May 31, 2022.
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
Our contractual obligations as of May 31, 2022 are set forth in the table below (in thousands). We have no variable interest entities or other off-balance sheet obligations.

	Cash payments due by period as of May 31, 2022
(in thousands)	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long term debt and interest	$25,778	$778	$25,000	$—	$—
Operating leases (1)	7,980	3,006	3,671	1,303	—
Purchase obligations (2)	6,170	6,170	—	—	—
Acquisition-related future obligations (3)	20,000	10,000	10,000	—	—
Royalties	44,480	3,840	7,680	7,680	25,280
	$104,408	$23,794	$46,351	$8,983	$25,280
(1) Operating leases include short-term leases that are not recorded on our Consolidated Balance Sheets under ASU No. 2016-02.
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

Results of Operations for the years ended May 31, 2021 and 2020
For management discussion and analysis of our 2021 financial results and liquidity compared with 2020, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended May 31, 2021 filed on July 27, 2021.
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
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 6.2% of our sales in fiscal year 2022 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expense) Income. Significant non-functional balances include accounts receivable due from some of our international customers.
INTEREST RATE RISK
We have a Credit Agreement which provides for a $125.0 million Revolving Facility. Interest on the facility will be based, at the Company’s option, on either a base rate of LIBOR or alternate base rate, plus an applicable margin tied to the Company’s total leverage ratio and having ranges between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. In the event of default, the interest rate may be increased by 2.0%. As of May 31, 2022, there was $25.0 million outstanding on the Revolving Facility. The interest rate on the Revolving Facility at May 31, 2022 was 2.31%.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of May 31, 2022.
The effectiveness of our internal control over financial reporting as of May 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal year ended May 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
AngioDynamics, Inc.
Latham, New York
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of AngioDynamics, Inc. and subsidiaries (the “Company”) as of May 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended May 31, 2022, of the Company and our report dated July 22, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
July 22, 2022

Item 9B. Other Information.
    None.

Item 9C. Foreign Jurisdictions that Prevent Inspections.

    Not applicable.

Part III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year end pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders, currently scheduled for October 2022. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements
The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

(2) Financial Statement Schedules
The following consolidated financial statement schedule is included in Part IV of this report:

Schedule II—Valuation and qualifying accounts	82
All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits	83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
AngioDynamics, Inc.
Latham, New York
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AngioDynamics, Inc. and subsidiaries (the "Company") as of May 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended May 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Inventories – Excess Quantities and Obsolescence — Refer to Notes 1 & 5
Critical Audit Matter Description
The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary based upon historical experience, assessment of economic conditions, and expected demand. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory. As of May 31, 2022, the Company has inventories of $51.4 million, net of excess quantities and obsolescence reserves.
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
•We tested the design and effectiveness of controls over inventory, including those over the estimation of reserves for excess quantities and obsolescence.
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
July 22, 2022

We have served as the Company’s auditor since 2016.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended May 31,
	2022	2021	2020
Net sales	$316,219	$291,010	$264,157
Cost of sales (exclusive of intangible amortization)	150,487	134,222	113,885
Gross profit	165,732	156,788	150,272
Operating expenses
Research and development	30,739	36,390	29,682
Sales and marketing	95,301	81,306	78,634
General and administrative	38,451	35,918	37,872
Amortization of intangibles	19,458	18,136	18,121
Goodwill impairment	—	—	158,578
Change in fair value of contingent consideration	1,212	89	(11,531)
Acquisition, restructuring and other items, net	9,042	20,232	6,014
Total operating expenses	194,203	192,071	317,370
Operating loss	(28,471)	(35,283)	(167,098)
Other expenses
Interest expense, net	(688)	(861)	(907)
Other income (expense), net	(790)	92	(130)
Total other expenses, net	(1,478)	(769)	(1,037)
Loss before income tax benefit	(29,949)	(36,052)	(168,135)
Income tax benefit	(3,402)	(4,504)	(1,348)
Net loss	$(26,547)	$(31,548)	$(166,787)
Loss per share
Basic	$(0.68)	$(0.82)	$(4.39)
Diluted	$(0.68)	$(0.82)	$(4.39)
Weighted average shares outstanding
Basic	39,009	38,342	37,961
Diluted	39,009	38,342	37,961
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended May 31,
	2022	2021	2020
Net loss	$(26,547)	$(31,548)	$(166,787)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(1,796)	4,494	11
Other comprehensive income (loss), before tax	(1,796)	4,494	11
Income tax benefit (expense) related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	(1,796)	4,494	11
Total comprehensive loss, net of tax	$(28,343)	$(27,054)	$(166,776)

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31, 2022	May 31, 2021
Assets
Current Assets
Cash and cash equivalents	$28,825	$48,161
Accounts receivable, net of allowances of $1,939 and $1,919, respectively	52,304	35,405
Inventories	51,392	48,614
Prepaid expenses and other	10,824	8,699
Total current assets	143,345	140,879
Property, plant and equipment, net	45,005	37,073
Intangible assets, net	152,380	168,977
Goodwill	201,058	201,316
Other assets	10,963	13,193
Total Assets	$552,751	$561,438
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$28,047	$19,630
Accrued liabilities	34,842	35,459
Current portion of contingent consideration	8,783	—
Other current liabilities	2,652	2,495
Total current liabilities	74,324	57,584
Long-term debt	25,000	20,000
Deferred income taxes	16,037	19,955
Contingent consideration, net of current portion	8,165	15,741
Other long-term liabilities	4,736	8,701
Total Liabilities	128,262	121,981
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 39,541,173 and 38,920,951 shares issued and 39,171,173 and 38,550,951 shares outstanding at May 31, 2022 and 2021, respectively	380	377
Additional paid-in capital	586,879	573,507
Accumulated deficit	(158,413)	(131,866)
Treasury stock, 370,000 shares, at cost at May 31, 2022 and 2021, respectively	(5,714)	(5,714)
Accumulated other comprehensive loss	1,357	3,153
Total Stockholders' Equity	424,489	439,457
Total Liabilities and Stockholders' Equity	$552,751	$561,438
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at May 31, 2019	37,984,382	$372	$555,040	$66,469	$(1,352)	(370,000)	$(5,714)	$614,815
Net loss				(166,787)				(166,787)
Exercise of stock options	50,636	1	560					561
Issuance/cancellation of restricted stock units	312,951		(2,537)					(2,537)
Purchase of common stock under Employee Stock Purchase Plan	100,567	1	1,216					1,217
Stock-based compensation			7,592					7,592
Other comprehensive income, net of tax					11			11
Balance at May 31, 2020	38,448,536	$374	$561,871	$(100,318)	$(1,341)	(370,000)	$(5,714)	$454,872
Net loss				(31,548)				(31,548)
Exercise of stock options	123,536	1	1,929					1,930
Issuance/cancellation of restricted stock units	184,685		(223)					(223)
Purchase of common stock under Employee Stock Purchase Plan	164,194	2	1,305					1,307
Stock-based compensation			8,625					8,625
Other comprehensive income, net of tax					4,494			4,494
Balance at May 31, 2021	38,920,951	$377	$573,507	$(131,866)	$3,153	(370,000)	$(5,714)	$439,457
Net loss				(26,547)				(26,547)
Exercise of stock options	162,721	1	2,706					2,707
Issuance/cancellation of restricted stock units	299,544		(1,900)					(1,900)
Issuance/cancellation of performance share units	59,371							—
Purchase of common stock under Employee Stock Purchase Plan	98,586	2	1,874					1,876
Stock-based compensation			10,692					10,692
Other comprehensive loss, net of tax					(1,796)			(1,796)
Balance at May 31, 2022	39,541,173	$380	$586,879	$(158,413)	$1,357	(370,000)	$(5,714)	$424,489
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended May 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(26,547)	$(31,548)	$(166,787)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	29,349	25,916	23,805
Non-cash lease expense	2,439	2,456	2,070
Goodwill impairment	—	—	158,578
Stock based compensation	10,692	8,625	7,592
Change in fair value of contingent consideration	1,212	89	(11,531)
Deferred income tax provision	(3,708)	(4,805)	(1,568)
Changes in accounts receivable allowances	118	207	429
Asset impairments and disposals	391	14,228	1,321
Other	(93)	(147)	86
Changes in operating assets and liabilities:
Accounts receivable	(17,151)	(4,162)	11,918
Inventories	(2,796)	11,539	(18,845)
Prepaid expenses and other	(5,012)	(3,181)	(6,155)
Accounts payable, accrued and other liabilities	3,912	4,876	(15,467)
Net cash (used in) provided by operating activities	(7,194)	24,093	(14,554)
Cash flows from investing activities:
Additions to property, plant and equipment	(4,297)	(5,187)	(7,235)
Additions to placement and evaluation units	(11,410)	(8,524)	—
Cash paid for acquisitions	(3,600)	—	(55,760)
Acquisition of intangibles	—	—	(350)
Net cash used in investing activities	(19,307)	(13,711)	(63,345)
Cash flows from financing activities:
Repayment of long-term debt	—	(20,000)	(132,500)
Proceeds from borrowings on long-term debt	5,000	—	40,000
Deferred financing costs on long-term debt	—	—	(775)
Payment of acquisition related contingent consideration	—	—	(1,208)
Proceeds (outlays) from exercise of stock options and employee stock purchase plan	2,683	3,014	(759)
Net cash provided by (used in) financing activities	7,683	(16,986)	(95,242)
Effect of exchange rate changes on cash and cash equivalents	(518)	330	(65)
Decrease in cash and cash equivalents	(19,336)	(6,274)	(173,206)
Cash and cash equivalents at beginning of year	48,161	54,435	227,641
Cash and cash equivalents at end of year	$28,825	$48,161	$54,435

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year ended May 31,
	2022	2021	2020
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of fixed assets	$14	$(139)	$224
Fair value of contingent consideration for acquisitions	—	—	14,900
Cash paid during the year for:
Interest	$562	$731	$413
Income taxes	329	313	682

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION, BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Description of Business
The consolidated financial statements include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries, (collectively, the "Company", "we", "our", or "us").
The Company is a leading and transformative medical technology company focused on restoring healthy blood flow in the body's vascular system, expanding cancer treatment options and improving the quality of life for patients.
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
Fair Value Instruments
The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates fair value due to the short-term nature or market interest rates of these items. The Company bases the fair value of short-term investments on quoted market prices or other relevant information generated by market transactions involving identical or comparable assets. The Company measures and records derivative financial instruments at fair value. See Note 4 for further discussion of financial instruments that are carried at fair value on a recurring and nonrecurring basis.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Placement and evaluation units represent capital equipment placed at customer locations under placement or evaluation agreements for which depreciation expense is included in cost of sales on the Consolidated Statements of Operations. Refer below for useful lives by category:

Estimated useful lives
Building and building improvements	4 to 39 years
Computer software and equipment	2 to 5 years
Machinery and equipment	5 to 8 years
Placement and evaluation units	5 years
The Company evaluates property, plant and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.
Goodwill and Intangible Assets
Intangible assets other than goodwill, indefinite lived intangible assets and in process research and development ("IP R&D") are amortized over their estimated useful lives, which range between two to eighteen years, on a straight-line basis over the expected period of benefit. The Company periodically reviews the estimated useful lives of intangible assets and reviews such assets or asset groups for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. When testing for impairment of definite-lived intangible assets held for use, the Company groups assets at the lowest level for which cash flows are separately identifiable. The Company operates as a single asset group. If a triggering event is deemed to exist, the Company performs an undiscounted operating cash flow analysis to determine if an impairment exists. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
Goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather, are tested for impairment annually or more frequently if impairment indicators arise. The Company has historically performed its annual goodwill assessment during the third quarter of each year (as of December 31). During the fourth quarter of fiscal year 2022, the Company decided to change the date of its annual impairment assessment from December 31 to April 30. The change was made to more closely align the impairment assessment date with the Company's long term planning and forecasting process. See Note 8, "Goodwill and Intangible Assets" accompanying the consolidated financial statements. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.
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

Revenue Recognition
The Company recognizes revenue when it transfers control of promised goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods and services. See Note 3, “Revenue from Contracts with Customers” for further discussion on revenue.
Research and Development
Research and development costs, including salaries, consulting fees, building costs, utilities and administrative expenses that are related to developing new products, enhancing existing products, validating new and enhanced products, managing clinical, regulatory and medical affairs are expensed as incurred.
Income Taxes
The Company calculates income tax expense for each jurisdiction in which it operates. This involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. The Company periodically evaluates deferred tax assets, capital loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on the Company's ability to generate future taxable income and capital gains. Where it is more-likely-than-not these will not be recovered, the Company estimates a valuation allowance and records a corresponding additional tax expense in the Consolidated Statements of Operations.
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
Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in Other income (expense), net in the Consolidated Statements of Operations as incurred.
Derivative Financial Instruments
The Company is exposed to market risks, including changes in foreign currency and interest rates. The Company periodically enters into certain derivative financial instruments to hedge the underlying economic exposure.
Derivative instruments are presented in the consolidated financial statements at their fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of hedged items that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss). There were no derivative instruments held by the Company as of May 31, 2022 and 2021.
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
Eximo Acquisition
On October 2, 2019, the Company entered into a share purchase agreement to acquire Eximo Medical, Ltd. ("Eximo"), a pre-commercial stage medical device company with a proprietary 355nm laser atherectomy technology. The aggregate purchase price of $60.7 million included an upfront payment of $45.8 million and contingent consideration with an estimated fair value of $14.9 million. This acquisition expanded and complemented the Company’s Endovascular Therapies product portfolio by adding the 355nm laser atherectomy technology (Auryon) which treats Peripheral Artery Disease.
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
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following tables summarize net product revenue by Global Business Unit and geography:

	Year ended May 31, 2022			Year ended May 31, 2021
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Endovascular Therapies	$146,881	$14,044	$160,925	$121,427	$13,652	$135,079
Vascular Access	82,536	17,657	100,193	81,088	20,222	101,310
Oncology	36,546	18,555	55,101	34,528	20,093	54,621
Total	$265,963	$50,256	$316,219	$237,043	$53,967	$291,010

	Year ended May 31, 2020
(in thousands)	United States	International	Total
Net sales
Endovascular Therapies	$98,965	$13,741	$112,706
Vascular Access	76,768	17,531	94,299
Oncology	32,247	24,905	57,152
Total	$207,980	$56,177	$264,157
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
The following table summarizes net sales by Med Tech and Med Device:

	Year ended May 31,
(in thousands)	2022	2021	2020
Net Sales
Med Tech	$78,717	$55,731	$41,019
Med Device	237,502	235,279	223,138
Total	$316,219	$291,010	$264,157
Net Product Revenue
The Company's products consist of a wide range of medical, surgical and diagnostic devices used by professional healthcare providers for vascular access, for the treatment of peripheral vascular disease and for use in oncology and surgical settings. The Company's devices are generally used in minimally invasive, image-guided procedures. Most of the Company's products are intended to be used once and then discarded, or they may be implanted for short- or longer-term use. The Company sells its products to its distributors and to end users, such as interventional radiologists, interventional cardiologists, vascular surgeons, urologists, interventional and surgical oncologists and critical care nurses.
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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the year ended May 31, 2022, such product returns were not material.
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

The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	May 31, 2022	May 31, 2021
Receivables	$52,304	$35,405
Contract assets	$—	$—
Contract liabilities	$526	$426
During the years ended May 31, 2022 and 2021, the Company had additions to contract liabilities of $2.2 million and $1.0 million, respectively. This was offset by $2.1 million and $1.2 million in revenue that was recognized during the years ended May 31, 2022 and 2021, respectively.
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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:
(in thousands)	Level 1	Level 2	Level 3	Fair Value at May 31, 2022
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$16,948	$16,948
Total Financial Liabilities	$—	$—	$16,948	$16,948

	Fair Value Measurements using inputs considered as:
(in thousands)	Level 1	Level 2	Level 3	Fair Value at May 31, 2021
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$15,741	$15,741
Total Financial Liabilities	$—	$—	$15,741	$15,741
There were no transfers in and out of Level 1, 2 and 3 measurements for the years ended May 31, 2022 and 2021.
The following tables present the changes in fair value components of Level 3 instruments:

Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 31, 2021	$15,741
Change in present value of contingent consideration (1)	1,212
Currency gain from remeasurement	(5)
Balance at May 31, 2022	$16,948
(1) Change in the fair value of contingent consideration is included in earnings and comprised of changes in estimated earn out payments based on projections of Company performance and amortization of the present value discount.

Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 31, 2020	$15,647
Change in fair value of contingent consideration (1)	89
Currency loss from remeasurement	5
Balance at May 31, 2021	$15,741
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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of May 31, 2022:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$16,948	Discounted cash flow	Discount rate	5%
			Probability of payment	66% - 100%
			Projected fiscal year of payment	2023 - 2025
At May 31, 2022, the amount of undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $20.0 million. The milestones, including revenue projections and technical milestones, associated with the contingent consideration must be reached in future periods ranging from fiscal years 2023 to 2029 in order for the associated consideration to be paid.
Items Measured at Fair Value on a Nonrecurring Basis
During the fourth quarter of fiscal year 2021, the Company made the decision to abandon the OARtrac product technology and trademark. This resulted in an impairment charge of $14.0 million.
There were no other items measured at fair value on a nonrecurring basis during the year ended May 31, 2022 or May 31, 2021.
5. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	May 31, 2022	May 31, 2021
Raw materials	$28,251	$22,925
Work in process	7,186	8,022
Finished goods	15,955	17,667
Total	$51,392	$48,614
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at May 31, 2022 and 2021 was $3.7 million and $3.8 million, respectively.
6. PREPAID EXPENSES AND OTHER
Prepaid expenses and other consisted of the following:

(in thousands)	May 31, 2022	May 31, 2021
Deposits	$2,106	$2,795
Employee Retention Tax Credit	4,194	1,911
Software licenses	1,255	1,286
License fees	172	166
Trade shows	328	132
Rent	240	268
Other prepaid taxes	328	379
Other	2,201	1,762
Total	$10,824	$8,699

7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment are summarized as follows:

(in thousands)	May 31, 2022	May 31, 2021
Building and building improvements	$29,425	$28,979
Computer software and equipment	27,292	26,302
Machinery and equipment	15,453	14,208
Placement and evaluation units	21,009	9,530
Construction in progress	2,402	3,217
	95,581	82,236
Less accumulated depreciation	(51,069)	(45,635)
	44,512	36,601
Land and land improvements	493	472
	$45,005	$37,073
Depreciation expense for fiscal years 2022, 2021 and 2020 was $7.6 million, $5.7 million and $3.3 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is not amortized, but rather, is tested for impairment annually or more frequently if impairment indicators arise. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination.
The Company has historically performed its annual goodwill assessment during the third quarter of each year. During the fourth quarter of fiscal year 2022, the company changed its annual impairment assessment date from December 31 to April 30 to more closely align the impairment assessment date with the Company's long term planning and forecasting process.
The Company's annual testing for impairment of goodwill was completed as of December 31, 2021 and April 30, 2022. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The Company determines the fair value of the reporting unit based on the market valuation approach and concluded that it was not more-likely-than-not that the fair value of the Company's reporting unit was less than its carrying value.
Even though the Company determined that there was no goodwill impairment as of December 31, 2021 and April 30, 2022, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of April 30, 2023.
There were no adjustments to goodwill for the years ended May 31, 2022 and May 31, 2021 other than foreign currency translation adjustments.
Definite Lived Intangible Assets
Definite lived intangible assets consist primarily of product technologies and customer relationships and are amortized over their estimated useful lives, which range between two to eighteen years on a straight-line basis over the expected period of benefit. Amortization expense was $19.5 million, $18.1 million and $18.1 million for fiscal years 2022, 2021 and 2020, respectively. There were no impairment charges on definite lived intangible assets for the years ended May 31, 2022 and 2020. During the fourth quarter of fiscal year 2021, the Company made the decision to abandon the OARtrac product technology and trademark. This resulted in an impairment charge of $14.0 million. The impairment charge is recorded in "Acquisition, restructuring and other items, net", on the Consolidated Statements of Operations (see Note 18).

Intangible assets consisted of the following:

	May 31, 2022
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$239,467	$(112,141)	$127,326
Customer relationships	60,115	(38,003)	22,112
Trademarks	9,950	(7,185)	2,765
Licenses	4,837	(4,660)	177
	$314,369	$(161,989)	$152,380

	May 31, 2021
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$236,907	$(97,343)	$139,564
Customer relationships	60,291	(34,164)	26,127
Trademarks	9,950	(6,905)	3,045
Licenses	6,087	(5,846)	241
	$313,235	$(144,258)	$168,977
Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
2023	$18,882
2024	16,674
2025	16,655
2026	16,474
2027	16,332
2028 and thereafter	67,363
$152,380
9. INCOME TAXES
The components of loss before income tax benefit are as follows:

	Year ended May 31,
(in thousands)	2022	2021	2020
Loss before tax expense:
U.S.	$(28,495)	$(31,595)	$(166,984)
Non-U.S.	(1,454)	(4,457)	(1,151)
	$(29,949)	$(36,052)	$(168,135)

Income tax benefit is comprised of the following:

	Year ended May 31,
(in thousands)	2022	2021	2020
Current
U.S.	120	100	96
Non U.S.	186	201	124
	306	301	220
Deferred
U.S.	(3,415)	(3,375)	(1,122)
Non U.S.	(293)	(1,430)	(446)
	(3,708)	(4,805)	(1,568)

Income tax benefit	$(3,402)	$(4,504)	$(1,348)

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

(in thousands)	May 31, 2022	May 31, 2021
Deferred tax assets
Net operating loss carryforward	$40,759	$31,564
Stock-based compensation	4,617	3,556
Federal and state R&D tax credit carryforward	6,320	6,715
Inventories	853	884
Expenses incurred not currently deductible	1,914	3,091
Accrued liabilities	72	73
Gross deferred tax asset	54,535	45,883
Deferred tax liabilities
Depreciation and amortization	50,320	48,744
	50,320	48,744
Valuation allowance	(20,203)	(17,035)
Net deferred tax liability	$(15,988)	$(19,896)
The net deferred tax liability in the U.S. as of May 31, 2022 and 2021 principally relates to tax amortization of intangibles that have an indefinite reversal period for book purposes, also known as a “naked credit deferred tax liability”, that cannot be considered as a source of income to recover the deferred tax asset. In addition, included in the net deferred tax liability as of May 31, 2022 and 2021 is a net deferred tax liability of $8.8 million and $9.3 million, respectively that was related to the stock acquisition of Eximo Medical Ltd. primarily related to book intangibles partially offset by tax net operating losses and capitalized R&D expenditures.
The Company's U.S. Federal net operating loss carryforwards as of May 31, 2022 after considering IRC Section 382 limitations are $174.2 million. The expiration of the Federal net operating loss carryforwards are as follows: $8.6 million between 2022 and 2023, $79.4 million between 2028 and 2037 and $86.1 million indefinitely.
The Company's state net operating loss carryforwards as of May 31, 2022 after considering remaining IRC Section 382 limitations are $30.1 million which expire in various years from 2029 to 2042. The Company has Israel tax net operating losses of $12.2 million that can be carried forward indefinitely.
Beginning in 2018, except for the Global Intangible Low-Taxed Income, the Company will no longer record United States federal income tax on its share of the income of its foreign subsidiaries, nor will it record a benefit for foreign tax credits related to that income. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would have no further federal income tax liability. The Company intends to indefinitely reinvest the unremitted foreign earnings of all other subsidiaries as of May 31, 2022, as well as all subsequent earnings generated by all of our foreign subsidiaries. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practical.
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
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of May 31, 2022. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
The Company's consolidated income tax expense has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to the Company's income before income taxes for the following reasons:

	Year ended May 31,
(in thousands)	2022	2021	2020
Income tax benefit at federal statutory tax rate of 21.0%, 21.0% and 21.0%, respectively	$(6,289)	$(7,571)	$(35,308)
State income taxes, net of Federal tax benefit	(536)	(462)	(40)
Impact of Non-U.S. operations	199	(293)	(100)
Research and development tax credit	395	(1,303)	(1,152)
Meals and entertainment	179	116	171
Goodwill impairment	—	—	33,301
Non-deductible executive compensation	686	107	189
Change in valuation allowance	3,168	3,921	1,426
Stock based compensation	(1,616)	526	162
Other	412	455	3
Income tax benefit	$(3,402)	$(4,504)	$(1,348)
During fiscal year 2020, the Company recorded a goodwill impairment of $158.6 million. The Company has made the tax accounting policy election to first allocate the impairment to the Company’s nondeductible goodwill based on the Company’s pre-impairment nondeductible goodwill balance.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year ended May 31,
(in thousands)	2022	2021	2020
Unrecognized tax benefits balance at June 1	$464	$464	$464
Decrease in gross amounts of tax positions related to prior years due to U.S. tax reform	—	—	—
Decrease due to lapse in statute of limitations	—	—	—
Unrecognized tax benefits balance at May 31	$464	$464	$464
The table above includes unrecognized tax benefits associated with the calculation of limitations placed on the utilization of tax attributes related to an acquired company. If recognized, $0.5 million would result in adjustments to other tax accounts.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. There are no accrued interest and penalties recognized in the Consolidated Balance Sheets as of May 31, 2022 and May 31, 2021.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Fiscal years 2019 through 2021 remain open to examination by the various tax authorities.
The Company does not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.
10. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

(in thousands)	May 31, 2022	May 31, 2021
Payroll and related expenses	$20,232	$20,408
Outside services	3,731	4,256
Royalties	2,986	2,663
Research and development	1,279	1,223
Accrued severance	59	548
Sales and franchise taxes	750	631
Litigation matters	—	975
Rebates	511	544
Other	5,294	4,211
Total	$34,842	$35,459
11. LONG-TERM DEBT
On June 3, 2019, the Company repaid all amounts outstanding under its then existing credit agreement and entered into a new Credit Agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A. and KeyBank National Association, as co-syndication agents.
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
As of May 31, 2022 there was $25.0 million outstanding on the Revolving Facility. As of May 31, 2022 and May 31, 2021, the carrying value of long-term debt approximated its fair market value.

The interest rate on the Revolving Facility at May 31, 2022 was 2.31%.
The Company was in compliance with the Credit Agreement covenants as of May 31, 2022.
12. RETIREMENT PLANS
The Company has a 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by the Company. Matching contributions were $4.3 million, $3.8 million and $3.2 million in 2022, 2021 and 2020, respectively. There are also various immaterial foreign retirement plans.
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
As of May 31, 2022, there remained approximately 1.5 million shares available for granting under the 2020 Plan.

The following table summarizes information about stock option activity for the fiscal year ended May 31, 2022:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year - June 1, 2021	2,146,960	$15.59
Granted	379,218	$25.76
Exercised	(169,063)	$17.01
Forfeited	(5,141)	$15.91
Expired	(5,726)	$14.64
Outstanding at end of year - May 31, 2022	2,346,248	$17.13	6.06	$8,851
Options exercisable at year-end	1,291,591	$16.04	4.25	$5,022
Options expected to vest in future periods	1,054,657	$18.46	8.28	$3,828
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
The Company measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during the years ended May 31, 2022, 2021 and 2020 was $9.57, $3.97, and $5.46, respectively. The following assumptions were used in arriving at the fair value of options granted during 2022, 2021 and 2020, respectively: risk-free interest rates of 0.92%, 0.34% and 1.63%; expected volatility of 41%, 39%, and 31%; and expected lives of 5.05 years, 4.96 years, and 4.91 years. The Company does not declare dividends therefore a dividend yield of zero was used for the years ended May 31, 2022, 2021 and 2020. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury bonds whose maturity period equals the expected term of the option. Expected volatilities are based on the historical volatility of the Company's stock. The expected option lives are based on historical experience of employee exercise behavior.
The total intrinsic value of options exercised during the years ended May 31, 2022, 2021 and 2020 was $1.6 million, $0.8 million, and $0.5 million, respectively. As of May 31, 2022, there was $5.0 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a weighted average period of 2 years.
Cash received from option exercises during 2022, 2021 and 2020 was $2.7 million, $1.9 million and $0.6 million, respectively. Due to the valuation allowance there was no tax benefit realized from stock option exercises during the years ended May 31, 2022, 2021 and 2020.
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
 The following table summarizes information about restricted stock unit activity for the year ended May 31, 2022:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year, June 1, 2021	762,103	$13.28
Granted	264,257	$26.24
Vested	(329,862)	$25.92
Canceled	(26,481)	$15.91
Non-vested at end of year, May 31, 2022	670,017
The fair value of each restricted stock unit is the market price of Company stock on the date of grant. The weighted average grant date fair value of restricted stock units granted during the years ended May 31, 2022, 2021 and 2020 was $26.24,

$10.40 and $20.35, respectively. The total intrinsic value of restricted stock units (meaning the fair value of the units on the date of vest) vesting during the years ended May 31, 2022, 2021 and 2020 was $8.5 million, $2.1 million, and $3.9 million, respectively. As of May 31, 2022, there was $7.8 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of 2 years.
The Company grants performance share awards to certain employees under the 2020 Plan, and historically under the 2004 Plan, which gives the recipients the right to receive shares of Company stock if certain criteria is met.

 The following table summarizes information about performance unit award activity for the year ended May 31, 2022:

	Performance Unit Awards	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year, June 1, 2021	376,291	$14.72
Granted	173,901	$28.73
Vested	(100,719)	$27.29
Canceled	—	$—
Non-vested at end of year, May 31, 2022	449,473	$17.02
During fiscal years 2022, 2021 and 2020, the Company granted performance unit awards. Performance unit awards subject to vesting are based on the Company's level of attainment of the performance targets which are set for each of the three performance years along with continued employment of the grantee. At the end of the three year period, the vested shares are subject to modification based on the Company’s TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year period.
In order to estimate the fair value of such awards, a Monte Carlo Simulation valuation model on the date of the grant was used. For the years ended May 31, 2022, 2021 and 2020, the weighted average grant date fair market value for new grants was $28.93, $9.72 and $14.06, respectively. Compensation cost is recognized over the performance period which is typically three years. As of May 31, 2022, there was $4.5 million of unrecognized compensation cost which is expected to be recognized over a weighted average period of 1 year.
Compensation Expense
The following tables represents the break out of stock-based compensation included in the Company's Consolidated Statement of Operations:

	Year ended May 31,
(in thousands)	2022	2021	2020
Cost of sales	$827	$768	$655
Research and development	1,298	1,152	971
Sales and marketing	2,568	1,641	1,665
General and administrative	5,999	5,064	4,301
	$10,692	$8,625	$7,592
The income tax benefit on the compensation expense recognized for all stock-based compensation arrangements was $2.5 million, $2.0 million and $1.7 million for the years ended May 31, 2022, 2021 and 2020, respectively. The income tax benefit for 2022, 2021 and 2020 are negated by the full valuation allowance recorded against the deferred tax assets.
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
The Company uses the Black-Scholes option-pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognize expense related to shares purchased ratably over the offering period. During the years ended May 31, 2022, 2021 and 2020, 98,586, 164,194 and 100,567 shares, respectively, were issued at an average price of $19.02, $7.95 and $12.11, respectively, under the Stock Purchase Plan. As of May 31, 2022, 2.3 million shares remained available for future purchases under the Stock Purchase Plan.
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
The following table reconciles basic to diluted weighted average shares outstanding:

	Year ended May 31,
	2022	2021	2020
Basic	39,009,419	38,342,476	37,961,224
Effect of dilutive securities	—	—	—
Diluted	39,009,419	38,342,476	37,961,224

Securities excluded as their inclusion would be anti-dilutive	3,465,738	3,285,354	2,581,006
15. LEASES
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
The Company elected the three practical expedients that permit an entity to (a) not reassess whether expired or existing contracts contain leases, (b) not reassess lease classification for existing or expired leases, and (c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard. Further, the Company has elected to not recognize leases with terms of 12 months or less on the balance sheet, and elected to account for lease and non-lease components as a single component for certain classes of assets.
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	May 31, 2022	May 31, 2021
Assets
Operating lease ROU asset	Other assets	$6,974	$9,382
Liabilities
Current operating lease liabilities	Other current liabilities	2,560	2,415
Non-current operating lease liabilities	Other long-term liabilities	4,703	7,319
Total lease liabilities		$7,263	$9,734
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

	May 31, 2022	May 31, 2021
Weighted average remaining term (in years)	3.25	4.12
Weighted average discount rate	3.8%	3.8%
The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	May 31, 2022
2023	$2,782
2024	2,195
2025	1,430
2026	1,132
2027 and thereafter	171
Total lease payments	$7,710
Less: Imputed Interest	447
Total lease obligations	$7,263
Less: Current portion of lease obligations	2,560
Long-term lease obligations	$4,703
During the years ended May 31, 2022 and May 31, 2021, the Company recognized operating lease expense, which includes immaterial short-term leases, of $2.8 million and $3.2 million, respectively. The expenses on the Consolidated Statement of Operations were classified as follows:

(in thousands)	May 31, 2022	May 31, 2021
Cost of sales	$890	$820
Research and development	257	857
Sales and marketing	160	407
General and administrative	1,495	1,123
	$2,802	$3,207
8
The following table presents supplemental cash flow and other information related to leases for the year ended May 31, 2022 and 2021:

(in thousands)	May 31, 2022	May 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,723	$2,698
ROU assets obtained in exchange for lease liabilities
Operating leases	36	1,585

16. COMMITMENTS AND CONTINGENCIES
Other Commitments and Contingencies
The following table summarizes the Company's other future commitments and contingencies as of May 31, 2022:

(in thousands)	Total	2023	2024	2025	2026	2027 and thereafter
Purchase obligations (1)	$6,170	$6,170	$—	$—	$—	$—
Royalties (2)	44,480	3,840	3,840	3,840	3,840	29,120
	$50,650	$10,010	$3,840	$3,840	$3,840	$29,120
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
C.R. Bard, Inc. v. AngioDynamics, Inc.
On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 7,785,302 ("302"), 7,959,615 (“615”) and 7,947,022 ("022")). The case was stayed pending reexamination in the US Patent and Trademark Office ("USPTO"). Following the reexamination proceedings, and the parties’ related appeals to the Federal Circuit which resulted in further proceedings at the USPTO, certain claims of the 615 patent were held invalid, while the remaining claims of the 615 patent and the other two patents were upheld over the prior art references considered in the reexamination proceedings. Thereafter, the case was transferred from the District of Utah to the United States District Court for the District of Delaware (“District of Delaware”). A scheduling order was entered on March 23, 2021. On July 22, 2021, in another case against a different defendant, the District of Utah invalidated multiple claims of the ‘302, ‘022, and ‘615 Patents under 35 USC §101, including claims asserted against the Company. Following the Utah court’s decision, the Company filed a Motion for Judgment on the Pleadings based on collateral estoppel on August 9, 2021. Bard filed its opposition brief on September 2, 2021 and the Company filed a reply on September 9, 2021. Following a hearing on the Motion for Judgment on the Pleadings on December 21, 2021, the District of Delaware stayed the case pending the Federal Circuit's resolution of Bard's appeal from the Utah Decision. Previously, the Company had filed a Motion for Leave to Amend its Answer and Counterclaims on April 14, 2021. This motion sought to add counterclaims for infringement of U.S. Patent Nos. 9,168,365; 9,895,523; and 10,632,295, as well as a counterclaim of inequitable conduct. On November 5, 2021, the Company notified the District of Delaware that the Utah decision was certified for appeal to the Court of Appeals for the Federal Circuit. Contemporaneously, the Company withdrew its Motion for Leave to Amend its Answer and Counterclaims without prejudice to refile. Bard filed its Opening Appellate Brief in its appeal at the Federal Circuit on December 8, 2021, and the appeal remains pending. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, Bard and Bard Peripheral Vascular filed suit in the District of Delaware claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 8,475,417, 8,545,460, 8,805,478). The case proceeded through trial which began on March 4, 2019. At the close of Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law as well as its motions for summary judgment on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed. On May 10, 2019, the Company filed a motion for attorney fees and non-taxable expenses under 35 USC Sec. 285. Bard appealed the judgment to the Federal Circuit and on November 10, 2020, the Federal Circuit reversed the judgment in part with respect to Section 101 (subject matter eligibility), and vacated and remanded the trial court’s invalidity and non-infringement judgments. The Company filed a combined Petition for rehearing and rehearing en banc on December 10, 2020, which was denied on January 15, 2021. The Federal Circuit issued its mandate on January 22, 2021. On March 15, 2021, the District of Delaware entered an order requiring the parties to submit status reports and denied as moot the Company’s motion for attorney’s fees and expenses. The parties agreed to schedule trial the week of May 9, 2022, which was subsequently rescheduled for the week of November 14, 2022. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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
AngioDynamics, Inc. v. C.R. Bard, Inc.
On May 30, 2017, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”). In this action, the Company alleges that Bard has illegally tied the sales of its tip location systems to the sales of its PICCs. The Company alleges that this practice violates the federal antitrust laws and has had, and continues to have, an anti-competitive effect in the market for PICCs. The Company seeks both monetary damages and injunctive relief. Bard moved to dismiss on September 8, 2017. On August 6, 2018 the court denied Bard’s motion in its entirety. Bard made a motion for summary judgment which was denied in its entirety in a decision issued by the Court on May 5, 2021. Bard also raised a series of challenges targeted at one of AngioDynamics’ expert witnesses, which the Court denied in part and granted in part in decisions on May 5, 2021 and June 11, 2021. More recently, Bard raised another challenge to AngioDynamic's damages expert, which the Court denied in full on July 8, 2022 at which time the Court also issued rulings on all other pre-trial motions filed to date. Discovery is complete and the next court hearing is scheduled for August 25, 2022. As a result of an extension requested by Bard, the trial is now scheduled to commence on September 19, 2022. We have not undertaken an assessment of the potential loss exposure, if any, but note that there are no claims pending against the Company in connection with this litigation.
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
17. SEGMENTS AND GEOGRAPHIC INFORMATION
Segment information
The Company considers the business to be a single operating segment engaged in the development, manufacture and sale of medical devices for vascular access, peripheral vascular disease and oncology on a global basis. The Company's chief operating decision maker, the President and Chief Executive Officer (CEO), evaluates the various global product portfolios on a net sales basis to among, other items, allocate resources and assess performance utilizing numerous metrics and breakouts of the data including Global Business Unit, Med Tech, Med Device and geography. Executives reporting to the CEO include those responsible for commercial operations, manufacturing operations, regulatory and quality and certain corporate functions. The CEO evaluates profitability, investment and cash flow metrics on a consolidated global basis due to shared infrastructure and resources.

The table below summarizes net sales by Global Business Unit:

	Year ended May 31,
(in thousands)	2022	2021	2020
Net sales by Product Category
Endovascular Therapies	$160,925	$135,079	$112,706
Vascular Access	100,193	101,310	94,299
Oncology/Surgery	55,101	54,621	57,152
Total	$316,219	$291,010	$264,157
The table below summarizes net sales by Med Tech and Med Device:

	Year ended May 31,
(in thousands)	2022	2021	2020
Net Sales
Med Tech	$78,717	$55,731	$41,019
Med Device	237,502	235,279	223,138
Total	$316,219	$291,010	$264,157
Geographic information
The table below summarizes net sales by geographic area based on external customer location:

	Year ended May 31,
(in thousands)	2022	2021	2020
Net sales by Geography
United States	$265,963	$237,043	$207,980
International	50,256	53,967	56,177
Total	$316,219	$291,010	$264,157
For fiscal years 2022, 2021 and 2020, international sales as a percentage of total net sales were 16%, 19% and 21%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales. 96% of long-lived assets are located within the United States.
18. ACQUISITION, RESTRUCTURING AND OTHER ITEMS, NET
Acquisition, restructuring and other items, net consisted of:

	Year ended May 31,
(in thousands)	2022	2021	2020
Legal (1)	$7,625	$6,161	$2,666
Mergers and acquisitions (2)	59	1	782
Transition service agreement (3)	—	(1,032)	(1,799)
Divestiture (4)	—	393	2,809
Intangible and other asset impairment (5)	—	13,953	—
Manufacturing Relocation (6)	644	—	—
Other	714	756	1,556
Total	$9,042	$20,232	$6,014
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
(6) Expenses to relocate certain manufacturing lines from Queensbury, NY to Alajuela, Costa Rica.
Included in legal for fiscal year 2021 is a $1.0 million settlement expense. Included in legal for fiscal year 2020 is a settlement received for the Biolitec litigation of $0.5 million. The settlement received partially offset legal expenses paid related to the settlement proceedings.
19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of accumulated other comprehensive income (loss), net of tax, are as follows:

(in thousands)	Foreign currency translation gain (loss)
Balance at May 31, 2020	$(1,341)
Other comprehensive income, net of tax	4,494
Net other comprehensive income	$4,494
Balance at May 31, 2021	$3,153
Other comprehensive income, net of tax	(1,796)
Net other comprehensive loss	$(1,796)
Balance at May 31, 2022	$1,357

AngioDynamics, Inc. and Subsidiaries

(in thousands)	SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
Description	Balance at Beginning of Year	Additions - Charged to costs and expenses	Deductions	Balance at End of Period
Year Ended May 31, 2020
Allowance for deferred tax asset	$11,688	$1,426	$—	$13,114
Allowance for sales returns and doubtful accounts	$1,906	$1,218	$(974)	$2,150
Year Ended May 31, 2021
Allowance for deferred tax asset	$13,114	$3,921	$—	$17,035
Allowance for sales returns and doubtful accounts	$2,150	$1,833	$(2,064)	$1,919
Year Ended May 31, 2022
Allowance for deferred tax asset	$17,035	$3,168	$—	$20,203
Allowance for sales returns and doubtful accounts	$1,919	$343	$(323)	$1,939

EXHIBITS

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
2.2	Stock Purchase Agreement, dated as of October 8, 2012, by and among AngioDynamics, Inc., Vortex Medical, Inc. (“Vortex”), the stockholders of Vortex set forth on the signature pages thereto, the option holders of Vortex set forth on the signature pages thereto and CHTP Management Services, Inc., as sellers’ representative.	8-K	2.1	October 12, 2012
2.3	Asset Purchase Agreement dated as of April 17, 2019 by and between AngioDynamics, Inc. and Medline Industries Inc.	8-K	2.1	April 18, 2019
3.1.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	October 7, 2005
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AngioDynamics, Inc.	10-K	3.1.2	August 10, 2015
3.2	Second Amended and Restated By-Laws, effective October 16, 2015.	8-K	10.1	October 21, 2015
10.1	Credit Agreement, dated as of June 3, 2019, by and among AngioDynamics, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Keybank National Association as co-syndication agents.	8-K	10.1	June 6, 2019
10.1.3	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (as amended).	DEF 14A		August 30, 2018
10.1.6	AngioDynamics 2017 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1	September 29, 2017
10.1.7	AngioDynamics 2018 Total Shareholder Return Performance Unit Agreement Program.	10-K	10.1.7	July 23, 2018
10.1.8	AngioDynamics 2019 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1.8	January 8, 2020
10.1.9	AngioDynamics, Inc. 2020 Stock and Incentive Award Plan	DEF 14A		September 3, 2020
10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (as amended).	DEF 14A		September 3, 2020
10.3	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-Q	10.1	October 12, 2004
10.3.1	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-K	10.3.1	July 23, 2018
10.4.3	Form of 2016 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-Q	10.2	October 5, 2016
10.4.4	Form of 2017 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-Q	10.2	September 29, 2017
10.4.5	Form of 2018 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-K	10.4.5	July 23, 2018
10.4.6	Form of 2020 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan	10-Q	10.4.6	January 8, 2021
10.4.7	Form of Performance Share Award Agreement pursuant to the 2020 Stock and Incentive Award Plan	10-Q	10.4.7	September 30, 2021
10.5	Form of Restricted Stock Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	8-K	10.3	May 12, 2005
10.6	Rita Medical Systems, Inc. 1994 Incentive Stock Plan.	S-1	10.2	May 3, 2000

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
10.7	Horizon Medical Products, Inc. 1998 Stock Incentive Plan.	S-1	10.11	February 13, 1998
10.8	Rita Medical Systems, Inc. 2000 Stock Plan.	S-1/A	10.3	June 14, 2000
10.9	Rita Medical Systems, Inc. 2000 Directors’ Stock Plan, as amended on June 8, 2005.	S-8	99.2	July 8, 2005
10.10	Rita Medical Systems, Inc. 2005 Stock and Incentive Plan.	S-8	99.1	July 8, 2005
10.11	Form of Indemnification Agreement of AngioDynamics, Inc.	8-K	10.1	May 12, 2006
10.11.1	Employment Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.1	April 6, 2016
10.12	Change in Control Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.2	April 6, 2016
10.12.2	Form of Severance Agreement of AngioDynamics, Inc.	10-K	10.12.2	August 10, 2020
10.13	Form of Change in Control Agreement.	10-K/A	10.13	January 12, 2015
10.14	Performance Share Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.3	April 6, 2016
10.15	AngioDynamics, Inc. Total Shareholder Return Performance Share Award Program - Performance Period Ending July 2019.	8-K	10.4	April 6, 2016
10.16	Stock Option Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.5	April 6, 2016
10.17	Restricted Stock Unit Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.6	April 6, 2016
10.18	Separation Agreement and General Release, dated April 22, 2016, between AngioDynamics, Inc. and Joseph M. DeVivo.	8-K	10.1	April 27, 2016
10.19	Amended and Restated Change in Control Agreement, by and between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.1	February 3, 2021
10.2	Form of Amended and Restated Change in Control Agreement with AngioDynamics, Inc.	8-K	10.2	February 3, 2021
14	Code of Ethics.	8-K	14	May 21, 2006
21	Subsidiaries
23	Consent of Deloitte & Touche LLP, an independent registered public accounting firm.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Documents
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Documents
101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.
Date:	July 22, 2022	By:	/S/ HOWARD W. DONNELLY
Howard W. Donnelly, Chairman of the Board, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 22, 2022	/S/ HOWARD W. DONNELLY
Howard W. Donnelly,
Chairman of the Board, Director

Date:	July 22, 2022	/S/ JAMES C. CLEMMER
James C. Clemmer,
President, Chief Executive Officer (Principal Executive Officer)

Date:	July 22, 2022	/S/ STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge,
Executive Vice President, Chief Financial Officer, (Principal Financial and Accounting Officer)

Date:	July 22, 2022	/S/ WESLEY E. JOHNSON, JR.
Wesley E. Johnson, Jr.,
Director

Date:	July 22, 2022	/S/ DENNIS S. METENY
Dennis S. Meteny,
Director

Date:	July 22, 2022	/S/ JAN S. REED
Jan S. Reed,
Director

Date:	July 22, 2022	/S/ EILEEN O. AUEN
Eileen O. Auen,
Director

Date:	July 22, 2022	/S/ KAREN A. LICITRA
Karen A. Licitra,
Director

Date:	July 22, 2022	/S/ MICHAEL E. TARNOFF
Michael E. Tarnoff,
Director