Form 10-Q
period 2022-08-31
ANGIODYNAMICS INC
filed 2022-10-11
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 7, 2022
Common Stock, par value $.01	39,107,751

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended
	Aug 31, 2022	Aug 31, 2021
Net sales	$81,537	$76,971
Cost of sales (exclusive of intangible amortization)	39,232	36,832
Gross profit	42,305	40,139
Operating expenses:
Research and development	8,333	7,394
Sales and marketing	26,543	24,446
General and administrative	10,101	8,943
Amortization of intangibles	4,837	4,821
Change in fair value of contingent consideration	211	195
Acquisition, restructuring and other items, net	5,581	2,440
Total operating expenses	55,606	48,239
Operating loss	(13,301)	(8,100)
Other expense:
Interest expense, net	(381)	(156)
Other expense, net	(175)	(352)
Total other expense, net	(556)	(508)
Loss before income tax benefit	(13,857)	(8,608)
Income tax benefit	(853)	(1,636)
Net loss	$(13,004)	$(6,972)
Loss per share
Basic	$(0.33)	$(0.18)
Diluted	$(0.33)	$(0.18)
Weighted average shares outstanding
Basic	39,302	38,734
Diluted	39,302	38,734
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2022	Aug 31, 2021
Net loss	$(13,004)	$(6,972)
Other comprehensive income (loss), before tax:
Foreign currency translation	(550)	590
Other comprehensive income (loss), before tax	(550)	590
Income tax expense related to items of other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of tax	(550)	590
Total comprehensive loss, net of tax	$(13,554)	$(6,382)
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Aug 31, 2022	May 31, 2022
Assets
Current assets
Cash and cash equivalents	$24,564	$28,825
Accounts receivable, net of allowances of $1,913 and $1,939 respectively	53,586	52,304
Inventories	57,609	51,392
Prepaid expenses and other	15,612	10,824
Total current assets	151,371	143,345
Property, plant and equipment, net	46,189	45,005
Intangible assets, net	147,976	152,380
Goodwill	201,038	201,058
Other assets	11,078	10,963
Total assets	$557,652	$552,751
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$29,258	$28,047
Accrued liabilities	25,558	34,842
Current portion of contingent consideration	8,892	8,783
Other current liabilities	2,682	2,652
Total current liabilities	66,390	74,324
Long-term debt	49,798	25,000
Deferred income taxes	15,115	16,037
Contingent consideration, net of current portion	8,266	8,165
Other long-term liabilities	4,042	4,736
Total liabilities	143,611	128,262
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 39,847,751 and 39,541,173 shares issued and 39,477,751 and 39,171,173 shares outstanding at August 31, 2022 and May 31, 2022, respectively	381	380
Additional paid-in capital	589,984	586,879
Accumulated deficit	(171,417)	(158,413)
Treasury stock, 370,000 shares at August 31, 2022 and May 31, 2022, respectively	(5,714)	(5,714)
Accumulated other comprehensive income	807	1,357
Total Stockholders’ Equity	414,041	424,489
Total Liabilities and Stockholders' Equity	$557,652	$552,751
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2022	Aug 31, 2021
Cash flows from operating activities:
Net loss	$(13,004)	$(6,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,660	6,997
Non-cash lease expense	621	602
Stock based compensation	3,024	2,429
Change in fair value of contingent consideration	211	195
Deferred income taxes	(907)	(1,690)
Change in accounts receivable allowances	45	(44)
Fixed and intangible asset impairments and disposals	87	30
Other	(96)	(46)
Changes in operating assets and liabilities:
Accounts receivable	(1,425)	(36)
Inventories	(6,238)	(670)
Prepaid expenses and other	(5,733)	(3,354)
Accounts payable, accrued and other liabilities	(8,990)	(6,345)
Net cash used in operating activities	(24,745)	(8,904)
Cash flows from investing activities:
Additions to property, plant and equipment	(809)	(1,021)
Acquisition of intangibles	(540)	—
Additions to placement and evaluation units	(2,227)	(4,471)
Cash paid for acquisitions	—	(3,600)
Net cash used in investing activities	(3,576)	(9,092)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	70,000	5,000
Repayment of long-term debt	(45,000)	—
Deferred financing costs on long-term debt	(706)	—
Proceeds from exercise of stock options and employee stock purchase plan	82	446
Net cash provided by financing activities	24,376	5,446
Effect of exchange rate changes on cash and cash equivalents	(316)	(139)
Decrease in cash and cash equivalents	(4,261)	(12,689)
Cash and cash equivalents at beginning of period	28,825	48,161
Cash and cash equivalents at end of period	$24,564	$35,472

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$426	$162
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2022	39,541,173	$380	$586,879	$(158,413)	$1,357	(370,000)	$(5,714)	$424,489
Net loss				(13,004)				(13,004)
Exercise of stock options	6,617		(29)					(29)
Issuance/Cancellation of restricted stock units	213,241		(648)					(648)
Issuance/Cancellation of performance share units	29,826		(312)					(312)
Purchases of common stock under ESPP	56,894	1	1,070					1,071
Stock-based compensation			3,024					3,024
Other comprehensive loss, net of tax					(550)			(550)
Balance at August 31, 2022	39,847,751	$381	$589,984	$(171,417)	$807	(370,000)	$(5,714)	$414,041

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2021	38,920,951	$377	$573,507	$(131,866)	$3,153	(370,000)	$(5,714)	$439,457
Net loss				(6,972)				(6,972)
Exercise of stock options	80,635	1	1,279					1,280
Issuance/Cancellation of restricted stock units	279,495		(1,734)					(1,734)
Issuance/Cancellation of performance share units	59,371							—
Purchases of common stock under ESPP	49,789	1	899					900
Stock-based compensation			2,429					2,429
Other comprehensive income, net of tax					590			590
Balance at August 31, 2021	39,390,241	$379	$576,380	$(138,838)	$3,743	(370,000)	$(5,714)	$435,950

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Loss for the three months ended August 31, 2022 and 2021, the Consolidated Balance Sheet as of August 31, 2022, the Consolidated Statements of Cash Flows for the three months ended August 31, 2022 and 2021, and the Consolidated Statements of Stockholders’ Equity for the three months ended August 31, 2022 and 2021 have been prepared by the Company and are unaudited. The Consolidated Balance Sheet as of May 31, 2022 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended August 31, 2022 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three months ended August 31, 2022 and 2021 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries (collectively, the "Company", "we", "our" or "us"). All intercompany balances and transactions have been eliminated.
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
Disaggregation of Revenue
As the Company has previously announced, the Company is focused on its ongoing transformation from a company with a broad portfolio of largely undifferentiated products to a more focused medical technology company that delivers unique and innovative health care solutions. The Company believes that this transformation will enable the Company to shift the portfolio from the mature, lower-growth markets where we have competed in the past by investing in technology and products that provide access to larger and faster growing markets. As such, we believe the growth in the near to mid-term will be driven by our Med Tech segment.
The following table summarizes net sales by Med Tech, Med Device and by geography:

	Three Months Ended August 31, 2022			Three Months Ended August 31, 2021
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$20,442	$2,375	$22,817	$15,223	$2,384	$17,607
Med Device	48,581	10,139	58,720	49,241	10,123	59,364
Total	$69,023	$12,514	$81,537	$64,464	$12,507	$76,971
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
Revenue Recognition
Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which occurs at a point in time, and may be upon shipment from the Company’s manufacturing site or delivery to the customer’s named location, based on the shipping terms of a contract.
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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the three months ended August 31, 2022, such product returns were not material.
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Aug 31, 2022	May 31, 2022
Receivables	$53,586	$52,304
Contract assets	$—	$—
Contract liabilities	$647	$526
During the three months ended August 31, 2022, the Company had additions to contract liabilities of $0.3 million. This was offset by $0.2 million in revenue that was recognized during the three months ended August 31, 2022.
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

4. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Aug 31, 2022	May 31, 2022
Raw materials	$32,474	$28,251
Work in process	8,113	7,186
Finished goods	17,022	15,955
Inventories	$57,609	$51,392
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow-moving inventory. The total inventory reserve at August 31, 2022 and May 31, 2022 was $3.8 million and $3.7 million, respectively.

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is not amortized, but rather, is tested for impairment annually or more frequently if impairment indicators arise. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination.
The Company has historically performed its annual goodwill assessment during the third quarter of each fiscal year. During the fourth quarter of fiscal year 2022, the Company changed its annual impairment assessment date from December 31 to April 30 to more closely align the impairment assessment date with the Company's long term planning and forecasting process.
The Company's annual testing for impairment of goodwill was completed as of April 30, 2022. Prior to the first quarter of fiscal year 2023, the Company managed its operations as one reporting unit. At the beginning of the first quarter of fiscal year 2023, the Company began to manage its operations as two operating segments and two reporting units, namely Med Tech and Med Device (see Note 11"Segment and Geographic Information" set forth in the Notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q). As a result of this change, goodwill was required to be allocated to each reporting unit and an interim goodwill impairment assessment was performed at the Company and reporting unit levels. To determine the fair value of the individual reporting units and the entire company as of June 1, 2022, the Company utilized the income approach. The income approach is based on the projected cash flows discounted to their present value using discount rates, that in the Company's judgment, consider the timing and risk of the forecasted cash flows using internally developed forecasts and assumptions. Under the income approach, the discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach was also considered; however, the income approach was chosen as the Company determined it is a better representation of both the Med Tech and Med Device reporting units' projected long-term performance. The fair value of each reporting unit and the Company as a whole was assessed to determine if there was any impairment. The Company compared each reporting unit's fair value to the adjusted carrying value to conclude that there was no impairment for either reporting unit or the Company as a whole. The adjusted carrying value of each reporting unit was used to calculate the Company's book value to compare to its market capitalization at the assessment date. Based on the results of this evaluation, there were no adjustments to goodwill for either reporting unit or the Company as a whole as of August 31, 2022.
Even though the Company determined that there was no goodwill impairment at August 31, 2022, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that one of the reporting units or a significant portion of either of the reporting units will be sold or disposed of, would require an interim assessment for the reporting units prior to the next required annual assessment as of April 30, 2023.

Goodwill for each reporting unit is allocated as follows:

	Three Months Ended Aug 31, 2022
(in thousands)	Med Tech	Med Device	Total
Balance, June 1, 2022	$160,529	$40,529	$201,058
Foreign currency translation adjustments	(20)	—	(20)
Balance, August 31, 2022	$160,509	$40,529	$201,038
There were no adjustments to goodwill for the three months ended August 31, 2022 other than foreign currency translation adjustments.
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
Intangible assets consisted of the following:

	Aug 31, 2022
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$239,354	$(115,865)	$123,489
Customer relationships	60,034	(38,926)	21,108
Trademarks	9,950	(7,256)	2,694
Licenses	5,377	(4,692)	685
	$314,715	$(166,739)	$147,976

	May 31, 2022
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$239,467	$(112,141)	$127,326
Customer relationships	60,115	(38,003)	22,112
Trademarks	9,950	(7,185)	2,765
Licenses	4,837	(4,660)	177
	$314,369	$(161,989)	$152,380
Amortization expense for the three months ended August 31, 2022 and 2021 was $4.8 million and $4.8 million, respectively.
Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
Remainder of 2023	$14,134
2024	16,780
2025	16,761
2026	16,580
2027	16,410
2028 and thereafter	67,311
$147,976

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Aug 31, 2022	May 31, 2022
Payroll and related expenses	$10,109	$20,232
Royalties	1,518	2,986
Outside services	5,917	3,731
Research and development	1,332	1,279
Sales and franchise taxes	938	750
Rebates	558	511
Other	5,186	5,353
	$25,558	$34,842
7. LONG-TERM DEBT
On August 30, 2022, the Company repaid all amounts outstanding under its then existing credit agreement and entered into a new Credit Agreement (the "Credit Agreement") with its lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, sole bookrunner, and sole lead arranger, and Bank of America, N.A. and KeyBank National Association, as Syndication Agents.
The Credit Agreement provides for a $75.0 million secured revolving credit facility (the "Revolving Facility") and a $30.0 million delayed draw term loan (the "Delayed Draw Term Loan"), and also includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $75.0 million.  Each exercise of such expansion feature must be drawn in $5.0 million increments. The proceeds of the Revolving Facility may be used for general corporate purposes, including permitted acquisitions. The proceeds of the Delayed Draw Term Loan may be used for general corporate purposes, including primarily to finance the manufacturing costs of the Auryon laser capital equipment.
The Credit Agreement has a five-year maturity. Interest on the Revolving Facility and Delayed Draw Term Loan will be based, at the Company's option, on a rate equal to (i) the Secured Overnight Financing Rate ("SOFR") plus 0.10% (subject to a floor of 0%), or (ii) if the Company elects to treat a borrowing as an ABR Borrowing, an alternate base rate based on SOFR, plus, in each case, an applicable margin of 1.25%, 1.50% or 1.75%, depending on the leverage ratio. If any amounts are not paid when due, such overdue amounts will bear interest at an amount generally equal to 2.0% plus the existing loan rate. The Credit Agreement also carries a commitment fee in the case of the Revolving Facility, and a ticking fee, in the case of the Delayed Draw Term Loans of 0.20% to 0.25% per annum on the unused portion.
The Company's obligations under the Credit Agreement are unconditionally guaranteed, jointly and severally, by the Company's material direct and indirect domestic subsidiaries (the “Guarantors”). All obligations of the Company and the Guarantors under the Credit Agreement are secured by first priority security interests in substantially all of the assets of the Company and the Guarantors.
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
* The definitions of consolidated total indebtedness, consolidated EBITDA, consolidated capital expenditures and consolidated interest expense are specifically defined in the Credit Agreement included as an exhibit to Form 8-K filed on August 31, 2022.
As of August 31, 2022, there was $25.0 million outstanding on the Revolving Facility and $25.0 million outstanding on the Delayed Draw Term Loan and the interest rate at August 31, 2022 applicable to each was 4.06%. As of August 31, 2022 and May 31, 2022, the carrying value of long-term debt approximated its fair market value.

(in thousands)	Aug 31, 2022
Revolving Facility	$25,000
Delayed Draw Term Loan	25,000
Less: unamortized debt issuance costs	(202)
Total long-term debt	$49,798

Principal payments of approximately 3.57% on the Delayed Draw Term Loan will amortize in equal quarterly installments over a five year period beginning on the earlier of a full draw or the expiry of the draw period (March 1, 2024).

8. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 5.5% as of the first quarter of fiscal year 2023, as compared to 10.6% for the same period in fiscal year 2022. In fiscal year 2023, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of August 31, 2022. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

9. SHARE-BASED COMPENSATION
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. As of August 31, 2022, there was a maximum of 0.8 million shares of common stock available for future grant under the 2020 Plan.
Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.
The Company also has an employee stock purchase plan. As of August 31, 2022, there was a maximum of 2.3 million shares of common stock available for future grant under the employee stock purchase plan.
For the three months ended August 31, 2022 and 2021, share-based compensation expense was $3.0 million and $2.4 million, respectively.
During the three months ended August 31, 2022 and 2021, the Company granted stock options and restricted stock units under the 2020 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.
During the three months ended August 31, 2022 and 2021, the Company granted performance share units under the 2020 Plan to certain employees. The awards may be earned by achieving performance levels over the requisite service period. The performance criteria are based on achieving certain performance targets and the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards is based on a Monte Carlo simulation model.

As of August 31, 2022, there was $27.1 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately two years. The Company has sufficient shares to satisfy expected share-based payment arrangements.
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
The following table reconciles basic to diluted weighted-average shares outstanding:

	Three Months Ended
(in thousands)	Aug 31, 2022	Aug 31, 2021
Basic	39,302	38,734
Effect of dilutive securities	—	—
Diluted	39,302	38,734

Securities excluded as their inclusion would be anti-dilutive	3,821	3,443

11. SEGMENT AND GEOGRAPHIC INFORMATION
Segment information
The Company regularly reviews its segments and the approach used by the chief operating decision maker and management to evaluate performance and allocate resources. Prior to the first quarter of fiscal year 2023, the Company considered the business to be a single operating segment engaged in the development, manufacture and sale of medical devices for vascular access, peripheral vascular disease and oncology on a global basis. Commencing with the first quarter of fiscal year 2023, the Company began to manage its operations through two segments, Med Tech and Med Device to align with the transformation from a company with a broad portfolio of largely undifferentiated products to a more focused medical technology company. The Company's chief operating decision maker, the President and Chief Executive Officer (CEO), evaluates these two segments based on net sales and gross margin to, among other items, allocate resources and assess performance. Executives reporting to the CEO include those responsible for commercial operations, manufacturing operations, regulatory and quality and certain corporate functions. The CEO evaluates all other elements of profitability, investment and cash flow metrics on a consolidated global basis due to shared infrastructure and resources.
The Company manages its assets on a total company basis, not by operating segment; therefore, the CEO does not review any asset information by operating segment and, accordingly, asset information is not reported or evaluated by operating segment. Total assets were $557.7 million as of August 31, 2022.
The table below summarizes net sales and gross margin by Med Tech and Med Device including prior periods during which the Company considered the business to be a single operating segment, in order to conform to the current period presentation:

	Three Months Ended
(in thousands)	Aug 31, 2022	Aug 31, 2021

Med Tech Net Sales	$22,817	$17,607
Gross profit	14,429	11,517
Gross margin	63.2%	65.4%

Med Device Net Sales	$58,720	$59,364
Gross profit	27,876	28,622
Gross margin	47.5%	48.2%

Total Net Sales	$81,537	$76,971
Gross profit	42,305	40,139
Gross margin	51.9%	52.1%
Geographic information
The table below summarizes net sales by geographic area based on external customer location:

	Three Months Ended
(in thousands)	Aug 31, 2022	Aug 31, 2021
Net Sales
United States	$69,023	$64,464
International	12,514	12,507
Total	$81,537	$76,971
As of August 31, 2022 and 2021, international sales as a percentage of total net sales were 15.3% and 16.2%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales and 96% of long-lived assets are located within the United States.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:			Fair Value at Aug 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$17,158	$17,158
Total Financial Liabilities	$—	$—	$17,158	$17,158

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$16,948	$16,948
Total Financial Liabilities	$—	$—	$16,948	$16,948
There were no transfers between Level 1, 2 and 3 for the three months ended August 31, 2022 and 2021.
The table below presents the changes in fair value components of Level 3 instruments:

Three Months Ended Aug 31, 2022
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2022	$16,948
Change in present value of contingent consideration (1)	211
Currency gain from remeasurement	(1)
Balance, August 31, 2022	$17,158
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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of August 31, 2022:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$17,158	Discounted cash flow	Discount rate	5%
			Probability of payment	66% - 100%
			Projected fiscal year of payment	2023 - 2025

At August 31, 2022, the amount of undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $20.0 million. The milestones, including revenue projections and technical milestones associated with the contingent consideration, must be reached in future periods ranging from fiscal years 2023 to 2029 in order for the associated consideration to be paid.

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
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	Aug 31, 2022	May 31, 2022
Assets
Operating lease ROU asset	Other assets	$6,335	$6,974
Liabilities
Current operating lease liabilities	Other current liabilities	2,588	2,560
Non-current operating lease liabilities	Other long-term liabilities	4,008	4,703
Total lease liabilities		$6,596	$7,263
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

Aug 31, 2022
Weighted average remaining term (in years)	3.06
Weighted average discount rate	3.8%
The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	Aug 31, 2022
Remainder of 2023	$2,079
2024	2,183
2025	1,419
2026	1,125
2027 and thereafter	171
Total lease payments	$6,977
Less: Imputed Interest	381
Total lease obligations	$6,596
Less: Current portion of lease obligations	2,588
Long-term lease obligations	$4,008

During the three months ended August 31, 2022 and 2021, the Company recognized $0.7 million and $0.7 million of operating lease expense, respectively, which includes immaterial short-term leases. The expenses on the Consolidated Statement of Operations were classified as follows:

	Three Months Ended
(in thousands)	Aug 31, 2022	Aug 31, 2021
Cost of sales	$219	$219
Research and development	51	98
Sales and marketing	39	40
General and administrative	360	330
	$669	$687
The following table presents supplemental cash flow and other information related to leases for the three months ended:

(in thousands)	Aug 31, 2022	Aug 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$691	$682
ROU assets obtained in exchange for lease liabilities
Operating leases	$—	$—

14. COMMITMENTS AND CONTINGENCIES
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
AngioDynamics, Inc. v. C.R. Bard, Inc.
On May 30, 2017, the Company commenced an action in the United States District Court for the Northern District of New York entitled AngioDynamics, Inc. v. C.R. Bard, Inc. and Bard Access Systems, Inc. (“Bard”). In this action, the Company alleged that Bard had illegally tied the sales of its tip location systems to the sales of its PICCs in violation of federal antitrust laws and this practice had an anti-competitive effect in the US market for PICCs. The Company sought both monetary damages and injunctive relief. On October 6, 2022, a jury verdict was rendered finding Bard did not restrain competition in violation of federal antitrust laws.

15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET
Acquisition, Restructuring and Other Items
Acquisition, restructuring and other items, net, consisted of:

	Three Months Ended
(in thousands)	Aug 31, 2022	Aug 31, 2021
Legal (1)	$1,863	$2,084
Manufacturing relocation (2)	136	—
Israeli Innovation Authority prepayment (3)	3,544	—
Other	38	356
Total	$5,581	$2,440
(1) Legal expenses related to litigation that is outside the normal course of business.
(2) Expenses to relocate certain manufacturing lines from Queensbury, NY to Costa Rica.
(3) In the first quarter of fiscal year 2023, a $3.5 million payment was made to the Israeli Innovation Authority to fully satisfy the obligation related to grant funds that were provided to Eximo for development of the Auryon laser prior to the acquisition in the second quarter of fiscal year 2020.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in each component of accumulated other comprehensive income, net of tax, are as follows:

Three Months Ended Aug 31, 2022
(in thousands)	Foreign currency translation income
Balance at May 31, 2022	$1,357
Other comprehensive loss, net of tax	(550)
Net other comprehensive loss	$(550)
Balance at August 31, 2022	$807

17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements - Adopted

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance	This ASU increases the transparency of government assistance to include the disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance, and (3) the effect of the assistance on an entity's financial statements.	June 1, 2022	The Company adopted the new standard in the first quarter of fiscal year 2023 and it did not have an impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements - Not Yet Applicable or Adopted
Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q. The following discussion should be read in conjunction with the Company's 2022 Annual Report on Form 10-K, and the consolidated financial statements and notes thereto included elsewhere in the Form 10-Q.
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
On August 30, 2022, the Company repaid all amounts outstanding under its then existing credit agreement and entered into a new Credit Agreement. The new Credit Agreement provides for a $75.0 million Revolving Facility and a $30.0 million Delayed Draw Term Loan as of August 31, 2022, $25.0 million was drawn on the Revolving Facility and $25.0 million was drawn on the Delayed Draw Term Loan . See Note 7 "Long-Term Debt" set forth in the Notes to the consolidated financial statements.
Commencing with the first quarter of fiscal year 2023, the Company began to manage its operations through two segments, Med Tech and Med Device to align with the transformation from a company with a broad portfolio of largely undifferentiated products to a more focused medical technology company.
In evaluating the operating performance of our business, management focuses on company-wide and segment revenue and gross margin and company-wide operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three months ended August 31, 2022 compared to the three months ended August 31, 2021 are as follows:
Three months ended August 31, 2022:
•Revenue increased by 5.9% to $81.5 million.
•Med Tech growth of 29.6% while Med Device declined 1.1%.
•Gross profit decreased 20 bps to 51.9%.
•Med Tech gross profit decreased 220 bps to 63.2% and Med Device gross profit decreased 70 bps to 47.5%.
•Net loss increased by $6.0 million to $13.0 million.
•Loss per share increased by $0.15 to a loss of $0.33.
Our Med Tech revenue, comprised of Auryon, the thrombus management platform and NanoKnife grew 29.6% in the first quarter of fiscal year 2023. The growth in Auryon, the thrombus management platform and NanoKnife disposables was partially offset by decreased NanoKnife capital sales. Our Med Device revenue declined 1.1% in the first quarter of fiscal year 2023 driven by the backlog in Vascular Access products and continued pressures from reductions in Oncology procedure volumes due to challenges resulting from the COVID-19 pandemic, a trend that may continue.
Results of Operations
For the three months ended August 31, 2022, the Company reported a net loss of $13.0 million, or a loss of $0.33 per diluted share, on net sales of $81.5 million, compared with a net loss of $7.0 million, or a loss of $0.18 per diluted share, on net sales of $77.0 million during the same quarter of the prior year.

Net Sales
Net sales - Net sales are derived from the sale of products and related freight charges, less discounts, rebates and returns.

	Three Months Ended
(in thousands)	Aug 31, 2022	Aug 31, 2021	% Change
Net Sales
Med Tech	$22,817	$17,607	29.6%
Med Device	58,720	59,364	(1.1)%
Total	$81,537	$76,971	5.9%

	Three Months Ended
(in thousands)	Aug 31, 2022	Aug 31, 2021	% Change
Net Sales by Geography
United States	$69,023	$64,464	7.1%
International	12,514	12,507	0.1%
Total	$81,537	$76,971	5.9%
For the three months ended August 31, 2022, net sales increased $4.6 million to $81.5 million compared to the same period in the prior year. At August 31, 2022, the Company had a backlog of $7.1 million, a decrease of $1.3 million from May 31, 2022.
The Med Tech segment net sales increased $5.2 million for the three months ended August 31, 2022 compared to the same period in the prior year period. The change in sales from the prior year was primarily driven by:
•Increased Auryon sales of $2.9 million;
•Growth in the thrombus management platform of $2.4 million. Increased sales in the mechanical thrombectomy platform of $2.3 million was driven by AngioVac and the launch of the AlphaVac product in the second quarter of fiscal year 2022; and
•Decreased NanoKnife sales of $0.1 million, which was driven by decreased capital sales internationally. This decrease was partially offset by a $0.3 million increase in disposable sales in the U.S. and internationally.
The Med Device segment net sales decreased $0.6 million for the three months ended August 31, 2022 compared to the same period in the prior year period. The change in sales from the prior year was primarily driven by:
•The backlog of $7.1 million at August 31, 2022, which primarily impacted sales of Core and Vascular Access products; and
•Decreased sales of Venous, Midlines, PICCs, Ports, Radio Frequency Ablation and BioSentry of $0.5 million, $0.4 million, $0.6 million, $0.6 million, $0.4 million and $0.3 million, respectively. These decreases were partially offset by increased Dialysis (despite the impact of the backlog), Core and Microwave sales of $1.2 million, $0.9 million and $0.3 million, respectively.

Gross Profit

	Three Months Ended
(in thousands)	Aug 31, 2022	Aug 31, 2021	% Change
Med Tech	$14,429	$11,517	25.3%
Gross profit % of sales	63.2%	65.4%

Med Device	$27,876	$28,622	(2.6)%
Gross profit % of sales	47.5%	48.2%

Total	$42,305	$40,139	5.4%
Gross profit % of sales	51.9%	52.1%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Total Company gross profit increased by $2.2 million for the three months ended August 31, 2022 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•Sales volume, which positively impacted gross profit by $2.7 million;
•Net productivity, which positively impacted gross profit by $2.0 million;
•Pricing and mix, which positively impacted gross profit by $0.4 million;
•Inflationary costs on raw materials, labor shortages and freight costs, which negatively impacted gross profit by $2.2 million; and
•Depreciation on placement units of $0.7 million.

The Med Tech segment gross profit increased by $2.9 million for the three months ended August 31, 2022 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•Sales volume, which positively impacted gross profit by $3.9 million;
•Net productivity, which positively impacted gross profit by $0.7 million;
•Pricing pressures and mix, which negatively impacted gross profit by $1.2 million;
•Inflationary costs on raw materials, labor shortages and freight costs, which negatively impacted gross profit by $0.2 million; and
•Depreciation on Auryon and NanoKnife placement units of $0.4 million.

The Med Device segment gross profit decreased by $0.7 million for the three months ended August 31, 2022 compared to the same period in the prior year. The change from the prior year was primarily driven by:

•Net productivity, which positively impacted gross profit by $1.5 million was driven by the additional manufacturing capacity with the Costa Rica plant;
•Price and mix, which positively impacted gross profit by $0.3 million;
•Sales volume, which negatively impacted gross profit by $0.4 million; and
•Inflationary costs on raw materials, labor shortages and freight costs, which negatively impacted gross profit by $2.0 million.

Operating Expenses, and Other Income (expense)

	Three Months Ended
(in thousands)	Aug 31, 2022	Aug 31, 2021	% Change
Research and development	$8,333	$7,394	12.7%
% of sales	10.2%	9.6%
Selling and marketing	$26,543	$24,446	8.6%
% of sales	32.6%	31.8%
General and administrative	$10,101	$8,943	12.9%
% of sales	12.4%	11.6%
Research and development expense - Research and development (“R&D”) expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.
R&D expense increased $0.9 million for the three months ended August 31, 2022 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•The timing of certain projects and clinical spend associated with the ongoing clinical trials, which increased R&D expense by $0.9 million.

Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense increased $2.1 million for the three months ended August 31, 2022 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•Additional headcount from the build-out of the Auryon and mechanical thrombectomy sales and marketing teams, which increased compensation and benefits expense by $1.2 million; and
•Travel, meeting and tradeshow expenses, which increased $1.2 million and was partially offset by decreased facilities and depreciation expense of $0.2 million.

General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense increased $1.2 million for the three months ended August 31, 2022 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•Compensation and benefits and travel expenses, which increased $0.6 million and $0.2 million, respectively; and
•Other outside consultant spend for legal and IT, which increased $0.4 million.

	Three Months Ended
(in thousands)	Aug 31, 2022	Aug 31, 2021	$ Change
Amortization of intangibles	$4,837	$4,821	$16
Change in fair value of contingent consideration	$211	$195	$16
Acquisition, restructuring and other items, net	$5,581	$2,440	$3,141
Other expense, net	$(556)	$(508)	$(48)
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

•The change in the fair value for the three months ended August 31, 2022 is related to the Eximo contingent consideration.
Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.
Acquisition, restructuring and other items, net, increased by $3.1 million for the three months ended August 31, 2022, compared to the same period in the prior year. The change from the prior year was primarily driven by:
•The payment to the Israeli Innovation Authority of $3.5 million related to grant funds that were provided to Eximo to develop the Auryon laser prior to the acquisition in the second quarter of fiscal year 2020. These grant funds were fully repaid in the first quarter of fiscal year 2023 to satisfy the obligation which was otherwise being paid as a royalty based on a percentage of sales;
•Manufacturing relocation expense related to the move of certain manufacturing lines to Costa Rica of $0.1 million;
•Legal expense, related to litigation that is outside of the normal course of business, which decreased $0.2 million; and
•Other expenses (mainly severance associated with organizational changes), which decreased $0.3 million.

Other expense, net - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.
•Other expense, net remained consistent with the prior year.
Income Tax Benefit

	Three Months Ended
(in thousands)	Aug 31, 2022	Aug 31, 2021
Income tax benefit	$(0.9)	$(1.6)
Effective tax rate including discrete items	6.2%	19.0%
Our effective tax rate including discrete items for the three-month periods ended August 31, 2022 and 2021 was 6.2% and 19.0%, respectively. In fiscal year 2023, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
Liquidity and Capital Resources
We regularly review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic. We believe that our current cash on hand and availability under our Credit Agreement provides sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. We are closely monitoring receivables and payables.
Our cash and cash equivalents totaled $24.6 million as of August 31, 2022, compared with $28.8 million as of May 31, 2022. As of August 31, 2022 and May 31, 2022, total debt outstanding related to the Credit Agreement was $50.0 million ($25.0 million on the Revolving Facility and $25.0 million on the Delayed Draw Term Loan) and $25.0 million, respectively. The fair value of contingent consideration liability as of August 31, 2022 and May 31, 2022, was $17.2 million and $16.9 million, respectively.
The table below summarizes our cash flows:

	Three Months Ended
(in thousands)	Aug 31, 2022	Aug 31, 2021
Cash provided by (used in):
Operating activities	$(24,745)	$(8,904)
Investing activities	(3,576)	(9,092)
Financing activities	24,376	5,446
Effect of exchange rate changes on cash and cash equivalents	(316)	(139)
Net change in cash and cash equivalents	$(4,261)	$(12,689)

During the quarters ended August 31, 2022 and 2021, cash flows consisted of the following:
Cash used in operating activities
Three months ended August 31, 2022 and 2021:
•Net loss of $13.0 million and $7.0 million, respectively, plus the non-cash items, primarily driven by depreciation and amortization and stock based compensation, along with the changes in working capital below, contributed to cash used in operations of $24.7 million and $8.9 million, respectively, for these periods.
•For the period ended August 31, 2022, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $9.0 million, mainly driven by the payment of annual incentive compensation in the first fiscal quarter, along with increased accounts receivable, inventory and prepaid expenses of $1.4 million, $6.2 million and $5.7 million, respectively.
•For the period ended August 31, 2021, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $6.3 million, mainly driven by the payment of annual incentive compensation in the first fiscal quarter, along with increased inventory of $0.7 million.
Cash used in investing activities
Three months ended August 31, 2022 and 2021:
•$0.8 million and $1.0 million, respectively, of cash was used for fixed asset additions;
•$2.2 million and $4.5 million, respectively, of cash was used for Auryon placement and evaluation unit additions;
•$0.5 million of cash was used for the acquisition of an exclusive license in the first quarter of fiscal year 2023; and
•$3.6 million of cash was used for the QX Medical asset acquisition in the first quarter of fiscal year 2022.
Cash provided by financing activities
Three months ended August 31, 2022 and 2021:
•$70.0 million in proceeds on long-term debt less the repayment of $45.0 million associated with the new Credit Agreement in the first quarter of fiscal year 2023. The $25.0 million draw on the Delayed Draw Term Loan associated with the new Credit Agreement is to fund the historical and planned fiscal year 2023 purchases of Auryon placement and evaluation units. See Note 7 "Long-Term Debt" set forth in the Notes to the consolidated financial statements;
•$0.7 million of deferred financing costs associated with the new Credit Agreement;
•$5.0 million draw on the Revolving Facility in the first quarter of fiscal year 2022 for the QX Medical asset acquisition; and
•$0.1 million and $0.4 million, respectively, of proceeds from stock option and ESPP activity.
On August 30, 2022, the Company repaid all amounts outstanding under its then existing credit agreement and entered into a new Credit Agreement. The new Credit Agreement provides for a $75.0 million Revolving Facility and a $30.0 million Delayed Draw Term Loan, and also includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $75.0 million.  The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00. The other financial covenant requires us to maintain a total leverage ratio of not greater than 3.00 to 1.00. The total leverage ratio is based upon our trailing twelve months total adjusted EBITDA (as defined in the Credit Agreement). The amount that we can borrow under our Credit Agreement is directly based on our leverage ratio. The interest rate at August 31, 2022 applicable to each was 4.06%. The Company was in compliance with the Credit Agreement covenants as of August 31, 2022.
In the first quarter of fiscal year 2023 and in connection with the new Credit Agreement, the Company drew $25.0 million on the Revolving Facility. The Company also drew $25.0 million on the Delayed Draw Term Loan to fund the historical and planned fiscal year 2023 purchases of Auryon placement and evaluation units for total long-term debt outstanding of $50.0 million. In the first quarter of fiscal year 2022, the Company made a $5.0 million draw on the Revolving Facility in conjunction with the QX Medical asset acquisition. We believe that our current cash balance, together with cash generated from operations and access to our Revolving Facility, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make acquisitions of other businesses or technologies in the future for cash, we may require external financing.

New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 17 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
We are exposed to market risk from changes in currency exchange rates, as well as interest rate fluctuations on our Credit Agreement and investments that could impact our results of operations and financial position.
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British Pound and Canadian Dollar. For the three months ended August 31, 2022, approximately 6% of our sales were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.
Interest Rate Risk
The Credit Agreement provides for a $75.0 million Revolving Facility and a $30.0 million Delayed Draw Term Loan. Interest on the Revolving Facility and Delayed Draw Term Loan will be based, at the Company's option, on a rate equal to (i) the SOFR plus 0.10% (subject to a floor of 0%), or (ii) if the Company elects to treat a borrowing as an ABR Borrowing, an alternate base rate based on SOFR, plus, in each case an applicable margin of 1.25%, 1.50% or 1.75%, depending on the leverage ratio. If any amount is not paid when due, the interest rate may be increased by 2.0%. As of August 31, 2022, there was $25.0 million outstanding on the Delayed Draw Term Loan and $25.0 million outstanding on the Revolving Facility and the interest rate at August 31, 2022 was 4.06%.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, our Credit Facility and trade accounts receivable.
The Company maintains cash and cash equivalents at various institutions and performs periodic evaluations of the relative credit standings of these financial institutions to ensure their credit worthiness. In addition, the Credit Agreement is structured across three above investment grade banks. The Company has the ability to draw amongst the three banks which limits the concentration of credit risk of one institution.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended August 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AngioDynamics, Inc. and Subsidiaries
PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14 "Commitments and Contingencies" set forth in the notes to our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2022 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk. There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended August 31, 2022:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (2)
June 1, 2022 - June 30, 2022	1,400	$19.30	—	$—
July 1, 2022 - July 31, 2022	30,909	$21.15	—	$—
August 1, 2022 - August 31, 2022	—	$23.31	—	$—
Total	32,309	$21.07	—	—
(1)These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares/units from equity-based awards.
(2)These amounts are not applicable as the Company currently does not have a share repurchase program in effect.
Item 3. Defaults on Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6

	EXHIBIT INDEX	Incorporated by Reference
No.	Description	Form	Exhibit	Filing Date

10.1	Credit Agreement, dated as of August 30, 2022, by and among AngioDynamics, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and KeyBank National Association as co-syndication agents and JPMorgan Chase Bank N.A., as sole bookrunner and sole lead arranger.	8-K	10.1	August 31, 2022

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	October 11, 2022	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	October 11, 2022	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)