Form 10-Q
period 2022-11-30
ANGIODYNAMICS INC
filed 2023-01-06
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 5, 2023
Common Stock, par value $.01	39,134,144

AngioDynamics, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	Nov 30, 2022	Nov 30, 2021	Nov 30, 2022	Nov 30, 2021
Net sales	$85,429	$78,280	$166,966	$155,251
Cost of sales (exclusive of intangible amortization)	40,351	37,725	79,583	74,557
Gross profit	45,078	40,555	87,383	80,694
Operating expenses:
Research and development	6,838	8,199	15,171	15,593
Sales and marketing	26,007	23,606	52,550	48,052
General and administrative	10,835	9,678	20,936	18,621
Amortization of intangibles	4,808	4,889	9,645	9,710
Change in fair value of contingent consideration	1,646	609	1,857	804
Acquisition, restructuring and other items, net	3,059	2,253	8,640	4,693
Total operating expenses	53,193	49,234	108,799	97,473
Operating loss	(8,115)	(8,679)	(21,416)	(16,779)
Other expense:
Interest expense, net	(684)	(174)	(1,065)	(330)
Other expense, net	(252)	(10)	(427)	(362)
Total other expense, net	(936)	(184)	(1,492)	(692)
Loss before income tax benefit	(9,051)	(8,863)	(22,908)	(17,471)
Income tax benefit	(565)	(512)	(1,418)	(2,148)
Net loss	$(8,486)	$(8,351)	$(21,490)	$(15,323)
Loss per share
Basic	$(0.21)	$(0.21)	$(0.55)	$(0.39)
Diluted	$(0.21)	$(0.21)	$(0.55)	$(0.39)
Weighted average shares outstanding
Basic	39,490	39,053	39,394	38,893
Diluted	39,490	39,053	39,394	38,893
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands of dollars)

	Three Months Ended		Six Months Ended
	Nov 30, 2022	Nov 30, 2021	Nov 30, 2022	Nov 30, 2021
Net loss	$(8,486)	$(8,351)	$(21,490)	$(15,323)
Other comprehensive income (loss), before tax:
Foreign currency translation	(1,095)	819	(1,645)	1,409
Other comprehensive income (loss), before tax	(1,095)	819	(1,645)	1,409
Income tax expense related to items of other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	(1,095)	819	(1,645)	1,409
Total comprehensive loss, net of tax	$(9,581)	$(7,532)	$(23,135)	$(13,914)
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Nov 30, 2022	May 31, 2022
Assets
Current assets
Cash and cash equivalents	$29,857	$28,825
Accounts receivable, net of allowances of $2,110 and $1,939 respectively	52,852	52,304
Inventories	63,177	51,392
Prepaid expenses and other	12,944	10,824
Total current assets	158,830	143,345
Property, plant and equipment, net	45,957	45,005
Intangible assets, net	141,943	152,380
Goodwill	200,755	201,058
Other assets	10,722	10,963
Total assets	$558,207	$552,751
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$34,688	$28,047
Accrued liabilities	26,533	34,842
Current portion of contingent consideration	9,760	8,783
Other current liabilities	2,586	2,652
Total current liabilities	73,567	74,324
Long-term debt	49,796	25,000
Deferred income taxes	14,290	16,037
Contingent consideration, net of current portion	9,072	8,165
Other long-term liabilities	3,524	4,736
Total liabilities	150,249	128,262
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 39,874,144 and 39,541,173 shares issued and 39,504,144 and 39,171,173 shares outstanding at November 30, 2022 and May 31, 2022, respectively	381	380
Additional paid-in capital	593,482	586,879
Accumulated deficit	(179,903)	(158,413)
Treasury stock, 370,000 shares at November 30, 2022 and May 31, 2022, respectively	(5,714)	(5,714)
Accumulated other comprehensive income	(288)	1,357
Total Stockholders’ Equity	407,958	424,489
Total Liabilities and Stockholders' Equity	$558,207	$552,751
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Six Months Ended
	Nov 30, 2022	Nov 30, 2021
Cash flows from operating activities:
Net loss	$(21,490)	$(15,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,478	14,276
Non-cash lease expense	1,248	1,209
Stock based compensation	6,374	5,437
Change in fair value of contingent consideration	1,857	804
Deferred income taxes	(1,525)	(2,259)
Change in accounts receivable allowances	392	16
Fixed and intangible asset impairments and disposals	87	97
Other	(43)	(78)
Changes in operating assets and liabilities:
Accounts receivable	(1,019)	(2,922)
Inventories	(11,831)	478
Prepaid expenses and other	(3,931)	(4,184)
Accounts payable, accrued and other liabilities	(2,843)	(4,514)
Net cash used in operating activities	(17,246)	(6,963)
Cash flows from investing activities:
Additions to property, plant and equipment	(2,090)	(2,152)
Additions to placement and evaluation units	(3,442)	(7,189)
Cash paid for acquisitions	(540)	(3,600)
Net cash used in investing activities	(6,072)	(12,941)
Cash flows from financing activities:
Proceeds from borrowings on long-term debt	70,000	5,000
Repayment of long-term debt	(45,000)	—
Deferred financing costs on long-term debt	(751)	—
Proceeds from exercise of stock options and employee stock purchase plan	230	1,388
Net cash provided by financing activities	24,479	6,388
Effect of exchange rate changes on cash and cash equivalents	(129)	(354)
Increase (decrease) in cash and cash equivalents	1,032	(13,870)
Cash and cash equivalents at beginning of period	28,825	48,161
Cash and cash equivalents at end of period	$29,857	$34,291

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$113	$65
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2022	39,541,173	$380	$586,879	$(158,413)	$1,357	(370,000)	$(5,714)	$424,489
Net loss				(13,004)				(13,004)
Exercise of stock options	6,617		(29)					(29)
Issuance/Cancellation of restricted stock units	213,241		(648)					(648)
Issuance/Cancellation of performance share units	29,826		(312)					(312)
Purchases of common stock under ESPP	56,894	1	1,070					1,071
Stock-based compensation			3,024					3,024
Other comprehensive loss, net of tax					(550)			(550)
Balance at August 31, 2022	39,847,751	$381	$589,984	$(171,417)	$807	(370,000)	$(5,714)	$414,041
Net loss				(8,486)				(8,486)
Exercise of stock options	15,000		184					184
Issuance/Cancellation of restricted stock units	11,393		(36)					(36)
Stock-based compensation			3,350					3,350
Other comprehensive loss, net of tax					(1,095)			(1,095)
Balance at November 30, 2022	39,874,144	$381	$593,482	$(179,903)	$(288)	(370,000)	$(5,714)	$407,958

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2021	38,920,951	$377	$573,507	$(131,866)	$3,153	(370,000)	$(5,714)	$439,457
Net loss				(6,972)				(6,972)
Exercise of stock options	80,635	1	1,279					1,280
Issuance/Cancellation of restricted stock units	279,495		(1,734)					(1,734)
Issuance/Cancellation of performance share units	59,371							—
Purchases of common stock under ESPP	49,789	1	899					900
Stock-based compensation			2,429					2,429
Other comprehensive income, net of tax					590			590
Balance at August 31, 2021	39,390,241	$379	$576,380	$(138,838)	$3,743	(370,000)	$(5,714)	$435,950
Net loss				(8,351)				(8,351)
Exercise of stock options	56,064		1,022					1,022
Issuance/Cancellation of restricted stock units	8,695		(83)					(83)
Purchases of common stock under ESPP	193		3					3
Stock-based compensation			3,008					3,008
Other comprehensive income, net of tax					819			819
Balance at November 30, 2021	39,455,193	$379	$580,330	$(147,189)	$4,562	(370,000)	$(5,714)	$432,368

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Loss for the three and six months ended November 30, 2022 and 2021, the Consolidated Balance Sheet as of November 30, 2022, the Consolidated Statements of Cash Flows for the six months ended November 30, 2022 and 2021, and the Consolidated Statements of Stockholders’ Equity for the six months ended November 30, 2022 and 2021 have been prepared by the Company and are unaudited. The Consolidated Balance Sheet as of May 31, 2022 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended November 30, 2022 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three and six months ended November 30, 2022 and 2021 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries (collectively, the "Company", "we", "our" or "us"). All intercompany balances and transactions have been eliminated.
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
The following table summarizes net sales by Med Tech, Med Device and by geography:

	Three Months Ended November 30, 2022			Three Months Ended November 30, 2021
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$20,550	$3,952	$24,502	$16,243	$2,643	$18,886
Med Device	51,081	9,846	60,927	49,107	10,287	59,394
Total	$71,631	$13,798	$85,429	$65,350	$12,930	$78,280

	Six Months Ended November 30, 2022			Six Months Ended November 30, 2021
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$40,991	$6,327	$47,318	$31,467	$5,026	$36,493
Med Device	99,664	19,984	119,648	98,347	20,411	118,758
Total	$140,655	$26,311	$166,966	$129,814	$25,437	$155,251
Net Product Revenue
The Company's products consist of a wide range of medical, surgical and diagnostic devices used by professional healthcare providers for vascular access, for the treatment of peripheral vascular disease and for use in oncology and surgical settings. The Company's products are generally used in minimally invasive, image-guided procedures. Most of the Company's products are intended to be used once and then discarded, or they may be implanted for short or long term use. The Company sells its products to its distributors and to end users, such as interventional radiologists, interventional cardiologists, vascular surgeons, urologists, interventional and surgical oncologists and critical care nurses.
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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the six months ended November 30, 2022, such product returns were not material.
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Nov 30, 2022	May 31, 2022
Receivables	$52,852	$52,304
Contract assets	$—	$—
Contract liabilities	$522	$526
During the six months ended November 30, 2022, the Company had additions to contract liabilities of $0.5 million. This was offset by $0.5 million in revenue that was recognized during the six months ended November 30, 2022.
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

4. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Nov 30, 2022	May 31, 2022
Raw materials	$33,732	$28,251
Work in process	8,201	7,186
Finished goods	21,244	15,955
Inventories	$63,177	$51,392
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow-moving inventory. The total inventory reserve at November 30, 2022 and May 31, 2022 was $3.9 million and $3.7 million, respectively.

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
The Company's annual testing for impairment of goodwill was completed as of April 30, 2022. Prior to the first quarter of fiscal year 2023, the Company managed its operations as one reporting unit. At the beginning of the first quarter of fiscal year 2023, the Company began to manage its operations as two operating segments and two reporting units, namely Med Tech and Med Device (see Note 11 "Segment and Geographic Information" set forth in the Notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q). As a result of this change, goodwill was required to be allocated to each reporting unit and an interim goodwill impairment assessment was performed at the Company and reporting unit levels. To determine the fair value of the individual reporting units and the entire company as of June 1, 2022, the Company utilized the income approach. The income approach is based on the projected cash flows discounted to their present value using discount rates, that in the Company's judgment, consider the timing and risk of the forecasted cash flows using internally developed forecasts and assumptions. Under the income approach, the discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach was also considered; however, the income approach was chosen as the Company determined it is a better representation of both the Med Tech and Med Device reporting units' projected long-term performance. The fair value of each reporting unit and the Company as a whole was assessed to determine if there was any impairment. The Company compared each reporting unit's fair value to the adjusted carrying value to conclude that there was no impairment for either reporting unit or the Company as a whole. The adjusted carrying value of each reporting unit was used to calculate the Company's book value to compare to its market capitalization at the assessment date. Based on the results of this evaluation, there were no adjustments to goodwill for either reporting unit or the Company as a whole as of August 31, 2022.
There were no adjustments to goodwill for the six months ended November 30, 2022 other than foreign currency translation adjustments.
Even though the Company determined that there was no goodwill impairment at November 30, 2022, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that one of the reporting units or a significant portion of either of the reporting units will be sold or disposed of, would require an interim assessment for the reporting units prior to the next required annual assessment as of April 30, 2023.

Goodwill for each reporting unit is allocated as follows:

	Six Months Ended Nov 30, 2022
(in thousands)	Med Tech	Med Device	Total
Balance, June 1, 2022	$160,529	$40,529	$201,058
Foreign currency translation adjustments	(20)	—	(20)
Balance, August 31, 2022	$160,509	$40,529	$201,038
Foreign currency translation adjustments	(283)	—	(283)
Balance, November 30, 2022	$160,226	$40,529	$200,755
There were no adjustments to goodwill for the six months ended November 30, 2022 other than foreign currency translation adjustments.
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
Intangible assets consisted of the following:

	Nov 30, 2022
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$237,863	$(119,301)	$118,562
Customer relationships	60,076	(39,972)	20,104
Trademarks	9,950	(7,326)	2,624
Licenses	5,377	(4,724)	653
	$313,266	$(171,323)	$141,943

	May 31, 2022
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$239,467	$(112,141)	$127,326
Customer relationships	60,115	(38,003)	22,112
Trademarks	9,950	(7,185)	2,765
Licenses	4,837	(4,660)	177
	$314,369	$(161,989)	$152,380
Amortization expense for the three months ended November 30, 2022 and 2021 was $4.8 million and $4.9 million, respectively. Amortization expense for the six months ended November 30, 2022 and 2021 was $9.6 million and $9.7 million, respectively.
Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
Remainder of 2023	$9,229
2024	16,680
2025	16,662
2026	16,481
2027	16,310
2028 and thereafter	66,581
$141,943

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Nov 30, 2022	May 31, 2022
Payroll and related expenses	$10,185	$20,232
Royalties	1,967	2,986
Outside services	6,739	3,731
Research and development	1,084	1,279
Sales and franchise taxes	815	750
Rebates	421	511
Other	5,322	5,353
	$26,533	$34,842
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
As of November 30, 2022, there was $25.0 million outstanding on the Revolving Facility and $25.0 million outstanding on the Delayed Draw Term Loan and the interest rate at November 30, 2022 applicable to each was 5.59%. As of November 30, 2022 and May 31, 2022, the carrying value of long-term debt approximated its fair market value.

(in thousands)	Nov 30, 2022
Revolving Facility	$25,000
Delayed Draw Term Loan	25,000
Less: unamortized debt issuance costs	(204)
Total long-term debt	$49,796

Principal payments of approximately 3.57% on the Delayed Draw Term Loan will amortize in equal quarterly installments over a five year period beginning on the earlier of a full draw or the expiry of the draw period (March 1, 2024).

8. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 5.8% as of the second quarter of fiscal year 2023, as compared to 12.3% for the same period in fiscal year 2022. In fiscal year 2023, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of November 30, 2022. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

9. SHARE-BASED COMPENSATION
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. On November 3, 2022 the Company's shareholders approved an amendment to the 2020 Plan to increase the reserve of shares of common stock available for future grants by 1,950,000 shares. As of November 30, 2022, there was a maximum of 2.8 million shares of common stock available for future grant under the 2020 Plan.
Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.
The Company also has an employee stock purchase plan. On November 3, 2022 the Company's shareholders approved an amendment to the employee stock purchase plan to increase the reserve of shares of common stock available for future grants by 1,000,000 shares. As of November 30, 2022, there was a maximum of 3.3 million shares of common stock available for future grant under the employee stock purchase plan.
For the three months ended November 30, 2022 and 2021, share-based compensation expense was $3.4 million and $3.0 million, respectively. For the six months ended November 30, 2022 and 2021, share-based compensation expense was $6.4 million and $5.4 million, respectively.
During the six months ended November 30, 2022 and 2021, the Company granted stock options and restricted stock units under the 2020 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award.

During the six months ended November 30, 2022 and 2021, the Company granted performance share units under the 2020 Plan to certain employees. The awards may be earned by achieving performance levels over the requisite service period. The performance criteria are based on achieving certain performance targets and the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards is based on a Monte Carlo simulation model.
As of November 30, 2022, there was $24.4 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately two years. The Company has sufficient shares to satisfy expected share-based payment arrangements.
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
The following table reconciles basic to diluted weighted-average shares outstanding:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2022	Nov 30, 2021	Nov 30, 2022	Nov 30, 2021
Basic	39,490	39,053	39,394	38,893
Effect of dilutive securities	—	—	—	—
Diluted	39,490	39,053	39,394	38,893

Securities excluded as their inclusion would be anti-dilutive	3,793	3,510	3,793	3,510

11. SEGMENT AND GEOGRAPHIC INFORMATION
Segment information
The Company regularly reviews its segments and the approach used by the chief operating decision maker, the President and Chief Executive Officer ("CEO"), and management to evaluate performance and allocate resources. Prior to the first quarter of fiscal year 2023, the Company considered the business to be a single operating segment engaged in the development, manufacture and sale of medical devices for vascular access, peripheral vascular disease and oncology on a global basis. Commencing with the first quarter of fiscal year 2023, the Company began to manage its operations through two segments, Med Tech and Med Device to align with the transformation from a company with a broad portfolio of largely undifferentiated products to a more focused medical technology company. The Company's chief operating decision maker evaluates these two segments based on net sales and gross margin to, among other items, allocate resources and assess performance. Executives reporting to the CEO include those responsible for commercial operations, manufacturing operations, regulatory and quality and certain corporate functions. The CEO evaluates all other elements of profitability, investment and cash flow metrics on a consolidated global basis due to shared infrastructure and resources.
The Company manages its assets on a total company basis, not by operating segment; therefore, the CEO does not review any asset information by operating segment and, accordingly, asset information is not reported or evaluated by operating segment. Total assets were $558.2 million as of November 30, 2022.
The table below summarizes net sales and gross margin by Med Tech and Med Device including prior periods during which the Company considered the business to be a single operating segment, in order to conform to the current period presentation:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2022	Nov 30, 2021	Nov 30, 2022	Nov 30, 2021

Med Tech Net Sales	$24,502	$18,886	$47,318	$36,493
Gross profit	15,614	12,578	30,043	24,095
Gross margin	63.7%	66.6%	63.5%	66.0%

Med Device Net Sales	$60,927	$59,394	119,648	$118,758
Gross profit	29,464	27,977	57,340	$56,599
Gross margin	48.4%	47.1%	47.9%	47.7%

Total Net Sales	$85,429	$78,280	$166,966	$155,251
Gross profit	45,078	40,555	87,383	80,694
Gross margin	52.8%	51.8%	52.3%	52.0%
Geographic information
The table below summarizes net sales by geographic area based on external customer location:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2022	Nov 30, 2021	Nov 30, 2022	Nov 30, 2021
Net Sales
United States	$71,631	$65,350	$140,655	$129,814
International	13,798	12,930	26,311	25,437
Total	$85,429	$78,280	$166,966	$155,251
For the three months ended November 30, 2022 and 2021, international sales as a percentage of total net sales were 16.2% and 16.5%, respectively. For the six months ended November 30, 2022 and 2021, international sales as a percentage of total net sales were 15.8% and 16.4%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales and 96% of long-lived assets are located within the United States.

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
•Level 3 - Inputs to the valuation methodology are significant unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.
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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:			Fair Value at Nov 30, 2022
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$18,832	$18,832
Total Financial Liabilities	$—	$—	$18,832	$18,832

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$16,948	$16,948
Total Financial Liabilities	$—	$—	$16,948	$16,948
There were no transfers between Level 1, 2 and 3 for the three and six months ended November 30, 2022 and 2021.
The table below presents the changes in fair value components of Level 3 instruments:

Three Months Ended Nov 30, 2022
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, August 31, 2022	$17,158
Change in present value of contingent consideration (1)	1,646
Currency gain from remeasurement	28
Balance, November 30, 2022	$18,832

Six Months Ended Nov 30, 2022
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2022	$16,948
Change in present value of contingent consideration (1)	1,857
Currency gain from remeasurement	27
Balance, November 30, 2022	$18,832
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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of November 30, 2022:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$18,832	Discounted cash flow	Discount rate	5%
			Probability of payment	90% - 100%
			Projected fiscal year of payment	2023 - 2025
At November 30, 2022, the amount of undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $20.0 million. The milestones, including revenue projections and technical milestones associated with the contingent consideration, must be reached in future periods ranging from fiscal years 2023 to 2029 in order for the associated consideration to be paid.

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
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	Nov 30, 2022	May 31, 2022
Assets
Operating lease ROU asset	Other assets	$5,748	$6,974
Liabilities
Current operating lease liabilities	Other current liabilities	2,491	2,560
Non-current operating lease liabilities	Other long-term liabilities	3,490	4,703
Total lease liabilities		$5,981	$7,263
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

Nov 30, 2022
Weighted average remaining term (in years)	2.88
Weighted average discount rate	3.8%

The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	Nov 30, 2022
Remainder of 2023	$1,392
2024	2,189
2025	1,425
2026	1,129
2027 and thereafter	171
Total lease payments	$6,306
Less: Imputed Interest	325
Total lease obligations	$5,981
Less: Current portion of lease obligations	2,491
Long-term lease obligations	$3,490
During the three months ended November 30, 2022 and 2021, the Company recognized $0.7 million and $0.7 million of operating lease expense, respectively, which includes immaterial short-term leases. During the six months ended November 20, 2022 and 2021, the Company recognized $1.4 million and $1.4 million of operating leases expense, respectively, which includes immaterial short-term leases. The expenses on the Consolidated Statement of Operations were classified as follows:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2022	Nov 30, 2021	Nov 30, 2022	Nov 30, 2021
Cost of sales	$221	$218	$440	$437
Research and development	53	52	104	150
Sales and marketing	41	39	81	79
General and administrative	365	434	725	764
	$680	$743	$1,350	$1,430
The following table presents supplemental cash flow and other information related to leases for the six months ended:

(in thousands)	Nov 30, 2022	Nov 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,384	$1,359
ROU assets obtained in exchange for lease liabilities
Operating leases	$—	$—

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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 7,785,302 ("302"), 7,959,615 (“615”) and 7,947,022 ("022")). The case was stayed pending reexamination in the US Patent and Trademark Office ("USPTO"). Following the reexamination proceedings, and the parties’ related appeals to the Federal Circuit which resulted in further proceedings at the USPTO, certain claims of the 615 patent were held invalid, while the remaining claims of the 615 patent and the other two patents were upheld over the prior art references considered in the reexamination proceedings. Thereafter, the case was transferred from the District of Utah to the United States District Court for the District of Delaware (“District of Delaware”). A scheduling order was entered on March 23, 2021. On July 22, 2021, in another case against a different defendant, the District of Utah invalidated multiple claims of the ‘302, ‘022, and ‘615 Patents under 35 USC §101, including claims asserted against the Company. Following the Utah court’s decision, the Company filed a Motion for Judgment on the Pleadings based on collateral estoppel on August 9, 2021. Bard filed its opposition brief on September 2, 2021 and the

Company filed a reply on September 9, 2021. Following a hearing on the Motion for Judgment on the Pleadings on December 21, 2021, the District of Delaware stayed the case pending the Federal Circuit's resolution of Bard's appeal from the Utah Decision. Previously, the Company had filed a Motion for Leave to Amend its Answer and Counterclaims on April 14, 2021. This motion sought to add counterclaims for infringement of U.S. Patent Nos. 9,168,365; 9,895,523; and 10,632,295, as well as a counterclaim of inequitable conduct. On November 5, 2021, the Company notified the District of Delaware that the Utah decision was certified for appeal to the Court of Appeals for the Federal Circuit. Contemporaneously, the Company withdrew its Motion for Leave to Amend its Answer and Counterclaims without prejudice to refile. Oral argument has been scheduled for February 10, 2023, and the appeal remains pending. The Company believes these claims are without merit and intends to defend them vigorously. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, Bard and Bard Peripheral Vascular filed suit in the District of Delaware claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 8,475,417, 8,545,460, 8,805,478). The case proceeded through trial which began on March 4, 2019. At the close of Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law as well as its motions for summary judgment on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed. On May 10, 2019, the Company filed a motion for attorney fees and non-taxable expenses under 35 USC Sec. 285. Bard appealed the judgment to the Federal Circuit and on November 10, 2020, the Federal Circuit reversed the judgment in part with respect to Section 101 (subject matter eligibility), and vacated and remanded the trial court’s invalidity and non-infringement judgments. Following remand from the Federal Circuit, a jury trial commenced in the District of Delaware beginning November 14, 2022. On November 22, 2022, a jury entered a verdict finding that certain of the Company’s implantable port products infringe certain claims of U.S. patents held by Bard. The issue of damages was bifurcated by the Court during trial, was not determined by the jury and will be subject to a separate proceeding. The Company strongly disagrees with the claims and the verdict. The issues presented to the jury do not comprise all of the issues to be determined in the case. Equitable issues and patent eligibility issues remain to be decided by the judge, and damages remain to be decided by a jury. The Company believes it has meritorious defenses and positions with respect to the matters remaining to be decided and the jury decision, and intends to vigorously pursue all available remedies and defenses, including post-trial motions and appeals. The parties proposed a post-trial briefing schedule with opening briefs to be filed January 20, 2023. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET
Acquisition, Restructuring and Other Items
Acquisition, restructuring and other items, net, consisted of:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2022	Nov 30, 2021	Nov 30, 2022	Nov 30, 2021
Legal (1)	$2,422	$2,072	$4,285	$4,156
Mergers and acquisitions (2)	—	59	—	59
Manufacturing relocation (3)	602	59	738	59
Israeli Innovation Authority prepayment (4)	—	—	3,544	—
Other	35	63	73	419
Total	$3,059	$2,253	$8,640	$4,693
(1) Legal expenses related to litigation that is outside the normal course of business.
(2) Legal and due diligence expenses related to mergers and acquisitions.
(3) Expenses to relocate certain manufacturing lines from Queensbury, NY to Costa Rica.
(4) In the first quarter of fiscal year 2023, a $3.5 million payment was made to the Israeli Innovation Authority to fully satisfy the obligation related to grant funds that were provided to Eximo for development of the Auryon laser prior to the acquisition in the second quarter of fiscal year 2020.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in each component of accumulated other comprehensive income, net of tax, are as follows:

Three Months Ended Nov 30, 2022
(in thousands)	Foreign currency translation income
Balance at August 31, 2022	$807
Other comprehensive loss, net of tax	(1,095)
Net other comprehensive loss	$(1,095)
Balance at November 30, 2022	$(288)

Six Months Ended Nov 30, 2022
(in thousands)	Foreign currency translation income
Balance at May 31, 2022	$1,357
Other comprehensive loss, net of tax	(1,645)
Net other comprehensive loss	$(1,645)
Balance at November 30, 2022	$(288)

17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements - Adopted

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance	This ASU increases the transparency of government assistance to include the disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance, and (3) the effect of the assistance on an entity's financial statements.	June 1, 2022	The Company adopted the new standard in the first quarter of fiscal year 2023 and it did not have an impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements - Not Yet Applicable or Adopted
Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
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
Disclosure Regarding Forward-Looking Statements
This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics' expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as "expects," "reaffirms," "intends," "anticipates," "plans," "believes," "seeks," "estimates," "projects," "optimistic," or variations of such words and similar expressions, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ materially from AngioDynamics' expectations, expressed or implied. Factors that may affect the actual results achieved by AngioDynamics include, without limitation, the scale and scope of the COVID-19 global pandemic, the ability of AngioDynamics to develop its existing and new products, technological advances and patents attained by competitors, infringement of AngioDynamics' technology or assertions that AngioDynamics' technology infringes the technology of third parties, the ability of AngioDynamics to effectively compete against competitors that have substantially greater resources, future actions by the FDA or other regulatory agencies, domestic and foreign health care reforms and government regulations, results of pending or future clinical trials, overall economic conditions (including inflation, labor shortages and supply chain challenges including the cost and availability of raw materials), the results of on-going litigation, challenges with respect to third-party distributors or joint venture partners or collaborators, the results of sales efforts, the effects of product recalls and product liability claims, changes in key personnel, the ability of AngioDynamics to execute on strategic initiatives, the effects of economic, credit and capital market conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, the ability of AngioDynamics to obtain regulatory clearances or approval of its products, or to integrate acquired businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the Securities and Exchange Commission (the "SEC").
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
On August 30, 2022, the Company repaid all amounts outstanding under its then existing credit agreement and entered into a new Credit Agreement. The new Credit Agreement provides for a $75.0 million Revolving Facility and a $30.0 million Delayed Draw Term Loan as of November 30, 2022, $25.0 million was drawn on the Revolving Facility and $25.0 million was drawn on the Delayed Draw Term Loan. See Note 7 "Long-Term Debt" set forth in the Notes to the consolidated financial statements.
Commencing with the first quarter of fiscal year 2023, the Company began to manage its operations through two segments, Med Tech and Med Device to align with the transformation from a company with a broad portfolio of largely undifferentiated products to a more focused medical technology company.
In evaluating the operating performance of our business, management focuses on company-wide and segment revenue and gross margin and company-wide operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three and six months ended November 30, 2022 compared to the three and six months ended November 30, 2021 are as follows:
Three months ended November 30, 2022:
•Revenue increased by 9.1% to $85.4 million.
•Med Tech growth of 29.7% and Med Device growth of 2.6%.
•Gross profit increased 100 bps to 52.8%.
•Med Tech gross profit decreased 290 bps to 63.7% and Med Device gross profit increased 130 bps to 48.4%.
•Net loss increased by $0.1 million to $8.5 million.
•Loss per share was consistent at a loss of $0.21.
Six months ended November 30, 2022:
•Revenue increased by 7.5% to $167.0 million.
•Med Tech growth of 29.7% and Med Device growth of 0.7%.
•Gross profit increased 30 bps to 52.3%.
•Med Tech gross profit decreased 250 bps to 63.5% and Med Device gross profit increased 20 bps to 47.9%.
•Net loss increased by $6.2 million to $21.5 million.
•Loss per share increased by $0.16 to a loss of $0.55.
Our Med Tech revenue, comprised of Auryon, the thrombus management platform and NanoKnife, grew 29.7% in the second quarter of fiscal year 2023. The growth in Auryon and NanoKnife capital and disposables was partially offset by decreased thrombus management platform sales. Our Med Device revenue grew 2.6% in the second quarter of fiscal year 2023 driven by growth in Core, Dialysis, Ports and Microwave products, partially offset by the backlog in Vascular Access products and continued pressures from reductions in Oncology procedure volumes due to challenges resulting from the COVID-19 pandemic, a trend that may continue.
Results of Operations
For the three months ended November 30, 2022, the Company reported a net loss of $8.5 million, or a loss of $0.21 per diluted share, on net sales of $85.4 million, compared with a net loss of $8.4 million, or a loss of $0.21 per diluted share, on net sales of $78.3 million during the same quarter of the prior year. For the six months ended November 30, 2022, the Company reported a net loss of $21.5 million, or a loss of $0.55 per diluted share, on net sales of $167.0 million, compared with a net loss of $15.3 million, or a loss of $0.39 per diluted share, on net sales of $155.3 million during the same quarter of the prior year.
Net Sales
Net sales - Net sales are derived from the sale of products and related freight charges, less discounts, rebates and returns.

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2022	Nov 30, 2021	% Change	Nov 30, 2022	Nov 30, 2021	% Change
Net Sales
Med Tech	$24,502	$18,886	29.7%	$47,318	$36,493	29.7%
Med Device	60,927	59,394	2.6%	119,648	118,758	0.7%
Total	$85,429	$78,280	9.1%	$166,966	$155,251	7.5%

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2022	Nov 30, 2021	% Change	Nov 30, 2022	Nov 30, 2021	% Change
Net Sales by Geography
United States	$71,631	$65,350	9.6%	$140,655	$129,814	8.4%
International	13,798	12,930	6.7%	26,311	25,437	3.4%
Total	$85,429	$78,280	9.1%	$166,966	$155,251	7.5%
For the three months ended November 30, 2022, net sales increased $7.1 million to $85.4 million compared to the same period in the prior year. For the six months ended November 30, 2022, net sales increased $11.7 million to $167.0 million compared to the same period in the prior year. At November 30, 2022, the Company had a backlog of $5.0 million, a decrease of $2.1 million from August 31, 2022.
The Med Tech segment net sales increased $5.6 million and $10.8 million for the three and six months ended November 30, 2022 compared to the same periods in the prior year, respectively. The change in sales for both periods was primarily driven by:
•Increased Auryon sales of $3.8 million and $6.7 million compared to the same periods in the prior year, respectively;
•Growth in the thrombus management platform of $2.4 million for the six months ended November 30, 2022 compared to the same period in the prior year, while the thrombus management platform was flat for the three months ended November 30, 2022 compared to the same period in the prior year. Increased sales in the mechanical thrombectomy platform of $2.2 million for the six months ended November 30, 2022 compared to the same period in the prior year, was driven by the AlphaVac product; and
•Increased NanoKnife sales of $1.8 million and $1.7 million compared to the same periods in the prior year, respectively, which was primarily driven by increased probe sales domestically and internationally.
The Med Device segment net sales increased $1.5 million and $0.9 million for the three and six months ended November 30, 2022 compared to the same periods in the prior year, respectively. The change in sales for both periods was primarily driven by:
•The backlog of $5.0 million at November 30, 2022, which primarily impacted sales of Core and Vascular Access products; and
•Increased sales of Core, Dialysis and Ports, despite the impact of the backlog, along with increased Microwave sales for the three months ended November 30, 2022 compared to the same period in the prior year of $1.9 million, $1.6 million, $0.6 million and $0.3 million, respectively. These increases were partially offset by decreased Venous, PICCs and other Oncology sales for the three months ended November 30, 2022 compared to the same period in the prior year of $1.2 million, $0.8 million and $0.7 million, respectively; and
•Increased sales of Core and Dialysis, despite the impact of the backlog, along with increased Microwave sales for the six months ended November 30, 2022 compared to the same period in the prior year of $2.8 million, $2.8 million and $0.6 million, respectively. These increases were partially offset by decreased Venous, PICCs, Midlines and other Oncology and Vascular Access sales for the six months ended November 30, 2022 compared to the same period in the prior year of $1.7 million, $1.4 million, $0.4 million and $1.5 million, respectively.

Gross Profit

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2022	Nov 30, 2021	% Change	Nov 30, 2022	Nov 30, 2021	$ Change
Med Tech	$15,614	$12,578	24.1%	$30,043	$24,095	24.7%
Gross profit % of sales	63.7%	66.6%		63.5%	66.0%

Med Device	$29,464	$27,977	5.3%	$57,340	$56,599	1.3%
Gross profit % of sales	48.4%	47.1%		47.9%	47.7%

Total	$45,078	$40,555	11.2%	$87,383	$80,694	8.3%
Gross profit % of sales	52.8%	51.8%		52.3%	52.0%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Total Company gross profit increased by $4.5 million and $6.7 million for the three months and six months ended November 30, 2022 compared to the same periods in the prior year. The change for both periods was primarily driven by:
•Sales volume, which positively impacted gross profit by $4.2 million and $6.9 million, respectively;
•Production volume, mix and other incentives which positively impacted gross profit by $2.8 million and $5.5 million, respectively;
•Pricing, which negatively impacted gross profit by $1.9 million and $3.3 million, respectively;
•Inflationary costs on raw materials, labor shortages and freight costs, which negatively impacted gross profit by $1.1 million for the six months ended November 30, 2022; and
•Depreciation on placement units of $0.5 million and $1.2 million, respectively.

The Med Tech segment gross profit increased by $3.0 million and $5.9 million for the three and six months ended November 30, 2022 compared to the same periods in the prior year. The change for both periods was primarily driven by:
•Sales volume, which positively impacted gross profit by $4.6 million and $8.6 million, respectively;
•Production volume, overhead, manufacturing and other incentives which positively impacted gross profit by $1.1 million and $1.9 million, respectively;
•Pricing pressures and mix, which negatively impacted gross profit by $2.4 million and $3.8 million, respectively; and
•Depreciation on placement units of $0.3 million and $0.7 million, respectively.

The Med Device segment gross profit increased by $1.5 million and $0.7 million for the three and six months ended November 30, 2022 compared to the same periods in the prior year. The change for both periods was primarily driven by:

•Sales volume, which positively impacted gross profit by $0.5 million and $0.1 million, respectively;
•Production volume, manufacturing and other incentives which positively impacted gross profit by $2.5 million and $3.7 million, respectively;
•Pricing pressures and mix, which negatively impacted gross profit by $0.5 million and $0.8 million, respectively;
•Inflationary costs on raw materials, labor shortages and freight costs, which negatively impacted gross profit by $1.0 and $2.1 million, respectively; and
•Depreciation on placement units of $0.1 million and $0.2 million, respectively.

Operating Expenses, and Other Income (expense)

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2022	Nov 30, 2021	% Change	Nov 30, 2022	Nov 30, 2021	% Change
Research and development	$6,838	$8,199	(16.6)%	$15,171	$15,593	(2.7)%
% of sales	8.0%	10.5%		9.1%	10.0%
Selling and marketing	$26,007	$23,606	10.2%	$52,550	$48,052	9.4%
% of sales	30.4%	30.2%		31.5%	31.0%
General and administrative	$10,835	$9,678	12.0%	$20,936	$18,621	12.4%
% of sales	12.7%	12.4%		12.5%	12.0%
Research and development expense - Research and development (“R&D”) expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.
R&D expense decreased $1.4 million and $0.4 million for the three and six months ended November 30, 2022 compared to the same periods in the prior year, respectively. The change for both periods was primarily driven by:
•The timing of certain projects and clinical spend associated with the ongoing clinical trials, which decreased R&D expense by $1.4 million and $0.5 million, respectively.

Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense increased $2.4 million and $4.5 million for the three and six months ended November 30, 2022 compared to the same periods in the prior year, respectively. The change for both periods was primarily driven by:
•Additional headcount from the build-out of the Auryon and mechanical thrombectomy sales and marketing teams, which increased compensation and benefits expense by $1.2 million and $2.5 million, respectively; and
•Travel, meeting and tradeshow expenses, which increased $1.3 million and $2.7 million, respectively, and was partially offset by decreased facilities, depreciation and other expenses of $0.3 million and $0.6 million, respectively.

General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense increased $1.2 million and $2.3 million for the three and six months ended November 30, 2022 compared to the same periods in the prior year, respectively. The change for both periods was primarily driven by:
•Compensation and benefits and travel expenses, which increased $0.6 million for the six months ended November 30, 2022 and decreased $0.2 million for the three months ended November 30, 2022; and
•Other outside consultant spend for legal and IT which increased $1.2 million and $1.6 million, respectively.

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2022	Nov 30, 2021	$ Change	Nov 30, 2022	Nov 30, 2021	$ Change
Amortization of intangibles	$4,808	$4,889	$(81)	$9,645	$9,710	$(65)
Change in fair value of contingent consideration	$1,646	$609	$1,037	$1,857	$804	$1,053
Acquisition, restructuring and other items, net	$3,059	$2,253	$806	$8,640	$4,693	$3,947
Other expense, net	$(936)	$(184)	$(752)	$(1,492)	$(692)	$(800)
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
•The change in the fair value for the three and six months ended November 30, 2022 is related to the Eximo contingent consideration and the increased probability of achieving the revenue milestones.
Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.
Acquisition, restructuring and other items, net, increased by $0.8 million and $3.9 million for the three and six months ended November 30, 2022, compared to the same periods in the prior year, respectively. The change for both periods was primarily driven by:
•Manufacturing relocation expense related to the move of certain manufacturing lines to Costa Rica, which increased $0.5 million and $0.7 million, respectively;
•Legal expense, related to litigation that is outside of the normal course of business, which increased $0.4 million and $0.1 million, respectively;
•Other expenses (mainly severance associated with organizational changes), which decreased $0.3 million for the six months ended November 30, 2022; and
•The payment to the Israeli Innovation Authority of $3.5 million related to grant funds that were provided to Eximo to develop the Auryon laser prior to the acquisition in the second quarter of fiscal year 2020. These grant funds were fully repaid in the first quarter of fiscal year 2023 to satisfy the obligation which was otherwise being paid as a royalty based on a percentage of sales.

Other expense, net - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.
•The change in other expense of $0.8 million for both the three and six months ended November 30, 2022 compared to the same periods in the prior year, is primarily due to increased interest expense of $0.5 million and $0.7 million, respectively and unrealized foreign currency fluctuations of $0.3 million and $0.1 million, respectively.
Income Tax Benefit

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2022	Nov 30, 2021	Nov 30, 2022	Nov 30, 2021
Income tax benefit	$(0.6)	$(0.5)	$(1.4)	$(2.1)
Effective tax rate including discrete items	6.2%	5.8%	6.2%	12.3%
Our effective tax rate including discrete items for the three months ended November 30, 2022 and 2021 was 6.2% and 5.8%, respectively. Our effective tax rate including discrete items for the six months ended November 30, 2022 and 2021 was 6.2% and 12.3%, respectively. In fiscal year 2023, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
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
Our cash and cash equivalents totaled $29.9 million as of November 30, 2022, compared with $28.8 million as of May 31, 2022. As of November 30, 2022 and May 31, 2022, total debt outstanding related to the Credit Agreement was $50.0 million ($25.0 million on the Revolving Facility and $25.0 million on the Delayed Draw Term Loan) and $25.0 million, respectively. The fair value of contingent consideration liability as of November 30, 2022 and May 31, 2022, was $18.8 million and $16.9 million, respectively.

The table below summarizes our cash flows:

	Six Months Ended
(in thousands)	Nov 30, 2022	Nov 30, 2021
Cash provided by (used in):
Operating activities	$(17,246)	$(6,963)
Investing activities	(6,072)	(12,941)
Financing activities	24,479	6,388
Effect of exchange rate changes on cash and cash equivalents	(129)	(354)
Net change in cash and cash equivalents	$1,032	$(13,870)
During the quarters ended November 30, 2022 and 2021, cash flows consisted of the following:
Cash used in operating activities
Six months ended November 30, 2022 and 2021:
•Net loss of $21.5 million and $15.3 million, respectively, plus the non-cash items, primarily driven by depreciation and amortization and stock based compensation, along with the changes in working capital below, contributed to cash used in operations of $17.2 million and $7.0 million, respectively, for these periods.
•For the period ended November 30, 2022, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $2.8 million, along with increased accounts receivable, inventory and prepaid expenses of $1.0 million, $11.8 million and $3.9 million, respectively.
•For the period ended November 30, 2021, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $4.5 million, along with increased receivables of $2.9 million.
Cash used in investing activities
Six months ended November 30, 2022 and 2021:
•$2.1 million and $2.2 million, respectively, of cash was used for fixed asset additions;
•$3.4 million and $7.2 million, respectively, of cash was used for Auryon placement and evaluation unit additions;
•$0.5 million of cash was used for the acquisition of an exclusive license in the first quarter of fiscal year 2023; and
•$3.6 million of cash was used for the QX Medical asset acquisition in the first quarter of fiscal year 2022.
Cash provided by financing activities
Six months ended November 30, 2022 and 2021:
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
•$0.8 million of deferred financing costs associated with the new Credit Agreement;
•$5.0 million draw on the Revolving Facility in the first quarter of fiscal year 2022 for the QX Medical asset acquisition; and
•$0.2 million and $1.4 million, respectively, of proceeds from stock option and ESPP activity.
On August 30, 2022, the Company repaid all amounts outstanding under its then existing credit agreement and entered into a new Credit Agreement. The new Credit Agreement provides for a $75.0 million Revolving Facility and a $30.0 million Delayed Draw Term Loan, and also includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $75.0 million.  The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00. The other financial covenant requires us to maintain a total leverage ratio of not greater than 3.00 to 1.00. The total leverage ratio is based upon our trailing twelve months total adjusted EBITDA (as defined in the Credit Agreement). The amount that we can borrow under our Credit Agreement is directly based on our leverage ratio. The interest rate at November 30, 2022 applicable to each was 5.59%. The Company was in compliance with the Credit Agreement covenants as of November 30, 2022.

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
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British Pound and Canadian Dollar. For the six months ended November 30, 2022, approximately 5% of our sales were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.
Interest Rate Risk
The Credit Agreement provides for a $75.0 million Revolving Facility and a $30.0 million Delayed Draw Term Loan. Interest on the Revolving Facility and Delayed Draw Term Loan will be based, at the Company's option, on a rate equal to (i) the SOFR plus 0.10% (subject to a floor of 0%), or (ii) if the Company elects to treat a borrowing as an ABR Borrowing, an alternate base rate based on SOFR, plus, in each case an applicable margin of 1.25%, 1.50% or 1.75%, depending on the leverage ratio. If any amount is not paid when due, the interest rate may be increased by 2.0%. As of November 30, 2022, there was $25.0 million outstanding on the Delayed Draw Term Loan and $25.0 million outstanding on the Revolving Facility and the interest rate at November 30, 2022 was 5.59%.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended November 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended November 30, 2022:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (2)
September 1, 2022 - September 30, 2022	—	$21.23	—	$—
October 1, 2022 - October 31, 2022	1,798	$15.16	—	$—
November 1, 2022 - November 30, 2022	759	$13.81	—	$—
Total	2,557	$14.76	—	—
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

ANGIODYNAMICS, INC.
(Registrant)

Date:	January 6, 2023	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	January 6, 2023	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)