Form 10-K
period 2023-05-31
ANGIODYNAMICS INC
filed 2023-08-03
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2023

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

As of November 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $450,329,930 computed by reference to the last sale price of the common stock on that date as reported by The NASDAQ Global Select Market.

As of August 2, 2023 there were 39,671,221 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year ended May 31, 2023.

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

Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this annual report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, investors are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date stated, or if no date is stated, as of the date of this report. AngioDynamics does not assume any obligation to publicly update or revise any forward-looking statements for any reason.
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
The Company grew over the following years as a result of acquisitions of companies including RITA Medical Systems in January 2007, Oncobionic in May 2008, the assets of Diomed in June 2008, Vortex Medical, Inc. in October 2012, the assets of Microsulis Medical Limited in January 2013, and Clinical Devices in August 2013. These acquisitions added product lines including ablation and NanoKnife systems, vascular access products, angiographic products and accessories, dialysis products, drainage products, thrombolytic products, embolization products and venous products. In May 2012, the Company acquired Navilyst Medical's Fluid Management business, which the Company sold in May 2019 to Medline Industries, Inc. pursuant to an asset purchase agreement.
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
PRODUCTS
Our product offerings fall within two segments, Med Tech and Med Device. All products discussed below have been cleared for sale in the United States by the Food and Drug Administration. International regulatory clearances vary by product and jurisdiction.

Med Tech

Auryon
The Auryon Atherectomy System is one of our latest advancements in peripheral arterial disease. The Auryon system is designed to deliver an optimized wavelength, pulse width, and amplitude to remove lesions while preserving vessel wall endothelium. Additionally, the Auryon system includes aspiration which enhances the safety of the procedure. Regardless of lesion type, the Auryon system provides safety and efficacy. The Auryon system is indicated for use in the treatment, including atherectomy, of infrainguinal stenoses and occlusions, including in-stent restenosis (ISR), and to aspirate thrombus adjacent to stenoses in native and stented infrainguinal arteries.
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

Med Device
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
•SmartPort, SmartPort+, SmartPort Plastic: The SmartPort power-injectable port with Vortex technology offers the ability for a clinician to access a vein for both the delivery of medications or fluids and for administering power-

injected contrast to perform a CT scan. The ability to access a port for power-injected contrast studies eliminates the need for additional needle sticks in the patient’s arm and wrist veins. Once implanted, repeated access to the bloodstream can be accomplished with greater ease and less discomfort. Our SmartPort port line is available in standard, mini and low-profiles to accommodate more patient anatomies. The SmartPort+ port line combines Vortex technology with BioFlo catheters. In addition to the three titanium port body sizes, there is a plastic port body.
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
RESEARCH & DEVELOPMENT
Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products. This happens through internal product development, technology licensing, strategic alliances and acquisitions. Our research and development (R&D) teams work closely with our marketing teams, sales force and regulatory and compliance teams to incorporate customer feedback into our development and design process. We believe that we have a reputation among interventional physicians as a strong partner for developing high quality products because of our tradition of close physician collaboration, dedicated market focus, responsiveness and execution capabilities for product development and commercialization. We recognize the importance of, and intend to continue to make investments in R&D.
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
During the fourth quarter of fiscal year 2022, AngioDynamics entered into a supply agreement with Precision Concepts, Costa Rica S.A., a Costa Rica corporation, with its principal place of business in Alajuela, Costa Rica. Precision Concepts is manufacturing, storing, and handling certain products for the Company and is registered with the FDA and certified to the ISO 13485 standard. The Company also relies on third party manufacturers for the manufacturing of certain products.
BACKLOG
We have historically kept sufficient inventory on hand to ship product within 24-48 hours of order receipt to meet customer demand. In fiscal year 2023, the Company's ability to manufacture products, the reliability of our supply chain, labor shortages, backlog and inflation (including the cost and availability of raw materials, direct labor and shipping) have impacted our business and resulted in a backlog of $2.7 million at the end of the fourth quarter. We continue to focus on meeting the demand for our product and working towards standard inventory and backlog levels in fiscal year 2024. See Part I, Item 1A "Risk Factors" in this Annual Report on Form 10-K.
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
See Part I, Item 3 "Legal Proceedings" and Note 17 to the consolidated financial statements in this Annual Report on Form 10-K for additional details on litigation regarding proprietary technology.
LITIGATION
We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products, or result in significant royalty payments in order to continue selling those products. The medical device industry is also susceptible to significant product liability claims. These claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. In addition, product liability claims may be asserted against us in the future based on events we are not aware of at the present time. At any given time, we are involved in a number of product liability actions. For additional information, see both Part I, Item 3 "Legal Proceedings" and Note 17 to the consolidated financial statements in this Annual Report on Form 10-K.
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
In order to distribute and sell products into the European Union as well as a number of other countries including many Central European Free Trade Agreement participants, Scandinavian, and Middle Eastern countries, a CE Mark is required. New products must be compliant with the Medical Device Regulation ("MDR") as of May 2021 and previously CE Marked products must become compliant when their certification expires, with a transition period ending December 2027 for higher classification devices, or December 2028 for lower classification devices. Products with an expiring certification must be in distribution before certification expiration dates to continue to be sold. Clinical evaluations of products under MDR requires more information than previously required. All devices must have current clinical literature that specifically addresses data-driven safety and performance criteria, and legacy devices often require additional biocompatibility, bench testing and redesign to address changes in standards over time. Additionally, there can be extended time frames under MDR for product certifications that can be 12-18 months or longer. During that time period, significant design modifications cannot be made.
Similar regulations are in place for Canada, Japan, China, Brazil and most other countries. In some cases, we rely on our international distributors to obtain regulatory approvals, complete product registrations, comply with clinical trial requirements and complete those steps that are customarily taken in the applicable jurisdictions.
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
EMPLOYEES
As of May 31, 2023, we had approximately 815 full time employees. None of our employees are represented by a labor union and we have never experienced a work stoppage. In the highly competitive medical technology industry, we consider attracting, developing, engaging and retaining high performing talent in positions critical to our long-term growth strategy including but not limited to technical, operational, marketing, sales, research and development, and management. Our ability to recruit and retain such talent depends on several factors, including culture, compensation and benefits, talent development, career opportunities, recognition and work environment. Our goal is to create a diverse and inclusive culture that encourages an environment where employees feel welcomed, respected and valued. We are an equal opportunity/affirmative action employer committed to making employment decisions without regard to race, religion, ethnicity or national origin, gender, sexual orientation, gender identity or expression, age, disability, protected veteran status or any other characteristics protected by law.
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
Executive Officers of the Company
The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
James C. Clemmer	59	President and Chief Executive Officer
Stephen A. Trowbridge	49	Executive Vice President and Chief Financial Officer
Chad T. Campbell	52	Senior Vice President and General Manager, Vascular Access and Oncology
Scott Centea	45	Senior Vice President and General Manager, Endovascular Therapies
David D. Helsel	59	Senior Vice President, Global Operations and Research and Development
Laura Piccinini	53	Senior Vice President and General Manager, International
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

In particular, the future prospects of many of our high growth products, such as the NanoKnife system, the AngioVac system, the AlphaVac system and the Auryon system, rely on continued market development and continued generation of clinical data pursuant to clinical trials conducted by us, our competitors or other third parties. If the results of these trials are not what we expect or fail to generate meaningful clinical data, it may adversely impact our ability to obtain product approvals. If any of these products fail to achieve clinical acceptance or are perceived unfavorably by the market, it could severely limit our ability to drive revenue growth, which could have a material adverse effect on our business, financial condition, results of operations and/or liquidity. See Risk Factor titled “Our business and prospects rely heavily upon our ability to successfully complete clinical trials, including, but not limited to, our NanoKnife DIRECT clinical study, our NanoKnife PRESERVE clinical study, AlphaVac APEX-AV clinical study and clinical studies for AngioVac. We may choose to, or may be required to, suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.”
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
Physicians typically influence the medical device purchasing decisions of the hospitals and other healthcare institutions in which they practice. Consequently, our reputation with interventional physicians, interventional and surgical oncologists, and critical care nurses is crucial to our continued growth. We believe that we have built a positive reputation based on the quality of our products, our physician-driven product development efforts, our marketing and training efforts and our presence at medical society meetings. Any actual or perceived diminution in the quality of our products, or our failure or inability to maintain these other efforts, could damage our reputation with interventional physicians, interventional and surgical oncologists, and critical care nurses, and cause our growth to be limited and our business to be harmed, which could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
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
We currently purchase significant amounts of several key products, raw materials and product components from single and limited source suppliers and anticipate that we will do so for future products as well. Any delays in delivery of or shortages in those or other products and components (like we experienced during our 2022 and 2023 fiscal year) could interrupt and delay manufacturing of our products, lead to backlogs and result in the cancellation of orders for our products. Any or all of these suppliers could discontinue the manufacture or supply of these products, raw materials and/or components at any time.
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
Outside of North America we rely heavily on third party distributors, either on a country-by-country basis or on a multi-country, regional basis, to market, sell and distribute our products where we do not have a direct sales and marketing presence (including, among others, China, Japan, Brazil, the Middle East and many European countries). As such, our revenue, if any, depends on the terms of such arrangements and the distributors’ efforts. These efforts may turn out not to be sufficient and our third-party distributors may not effectively sell our products. International distributors accounted for approximately 72% of international revenues for the fiscal year ended May 31, 2023. International sales grew 12% in fiscal year 2023 as we continued to develop and foster partnerships with distributors such as Healthcare 21, Cardiva and Mediplast. If we are unable to maintain our relationships or establish direct sales capabilities on acceptable terms or at all, we may lose significant revenue or be unable to achieve our growth aspirations. In certain circumstances, distributors may also sell competing products, or products for competing diagnostic modalities, and may have incentives to shift sales towards those competing products. As a result, we cannot assure you that our international distributors will increase or maintain our current levels of unit sales or increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and/or liquidity. In addition, there is a risk that our distributors will not be financially viable due to current economic and/or regulatory events in their respective countries or remit payments to us in a timely manner. If our distributors fail to comply with applicable laws or fail to effectively market and sell our products, our financial condition and results of operations could be materially and adversely impacted.
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
We may be exposed to risks associated with product line divestitures as we may never realize the expected benefits and could cause operational disruptions with personnel, systems and infrastructure changes.
On June 8, 2023, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with Merit Medical Systems, Inc. pursuant to which Merit acquired the dialysis product portfolio and BioSentry tract sealant system biopsy businesses for $100.0 million in cash. The Company and Merit entered into various agreements to facilitate the transition to Merit, including a Transactions Services Agreement and Contract Manufacturing Agreement.
This divestiture along with potential future divestitures of certain product lines will allow us to transform ourselves into a high growth, highly profitable, medical technology company. If we are unable to achieve our growth and profitability objectives due to competition, lack of acceptance of our products, failure to generate favorable clinical data or gain regulatory approvals, or other risks as described in this section, or due to other events, we will not be successful in transforming our business and may not see the appropriate market valuation. The divestiture of product lines will impact revenue, earnings and cash flows, which over time we expect to replace by investing in higher margin revenue streams. There is a risk that we will be unable to replace the revenue, earnings and cash flow that these product lines generated, or that the cost of such will be higher than expected. If we are unable to achieve our profit and growth objectives, such failure will be exacerbated by the loss of revenue, earnings and cash flow generated by our divested product lines and could materially impact our financial position and results of operations, resulting in a decline in our stock price.
The sale of product lines could require us to restructure significant personnel, systems and infrastructure. In some instances, we may enter into short term transition service arrangements, under which the parties perform certain services for each other pending establishment of new processes and systems. Although these transitions are thoroughly planned, it is not unlikely in a transaction of this complexity that disruptions could occur. If disruptions to our financial controls, IT, administrative support, manufacturing or regulatory processes occur, and if such disruptions prove to be more severe than our planning anticipated, this could have a material adverse effect on our business.
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
We are subject to macro-economic fluctuations in the U.S. and worldwide economy. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could reduce customer orders or cause customer order cancellations. In addition, political and social turmoil may put further pressure on economic conditions in the United States and abroad. The global economy has been periodically impacted by the effects of global economic downturns (such as those recently related to COVID-19). There can be no assurance that there will not be further such events or deterioration in the global economy. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

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
Sales outside the U.S. accounted for approximately 17% of our net sales during our fiscal year ended May 31, 2023. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging and/or faster-growing markets outside the U.S. Our sales and profitability from our international operations are subject to risks and uncertainties that could have a material adverse effect on our business, financial condition and/or results of operations, many of which we cannot predict, including:
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
Our business depends upon our ability to attract and retain highly qualified personnel, including managerial, sales, and technical personnel. We compete for key personnel with other companies, healthcare institutions, academic institutions, government entities and other organizations. We do not have written employment agreements with our executive officers, other than the CEO. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel or hire or retain other qualified personnel in the future, including personnel for our manufacturing facilities and field based sales employees. If we are not able to hire and retain personnel in our manufacturing facilities, we may not meet our production demand. We have experienced labor shortages in fiscal years 2022 and 2023 that significantly contributed to the backlog. In addition, our sales force is highly talented and we face intense competition in our industry for sales personnel which could have an adverse effect on our business and revenue if there is significant turnover.
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
In recent years we have begun to implement operational excellence initiatives which include a number of restructuring, realignment and cost reduction initiatives. We may not realize the benefits of these initiatives to the extent or on the timing we anticipated and the ongoing difficulties in implementing these measures may be greater than anticipated and/or offset by inflationary pressures, which could cause us to incur additional costs or result in business disruptions like the backlogs we have experienced in fiscal years 2022 and 2023. In addition, if these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in significant additional expenses and adversely impact our ability to achieve our other strategic goals and business plans.
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
Inflationary pressure and unfavorable economic conditions could negatively affect our operations and business.
A significant deterioration in economic conditions, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures or disruptions to credit and capital markets, could lead to decreased consumer confidence and spending and availability of credit. For example, in 2022 and continuing into 2023, the United States and other certain foreign countries have experienced a rapid increase in inflation levels. Such heightened inflationary levels may negatively impact demand for our products and increase our costs. Additionally, we finance a portion of our portfolio with unhedged floating- rate debt from our Credit Agreement. The rapid increase in inflation during fiscal year 2023 led to a rapid increase in market interest rates, which materially increased the interest rate on our floating rate debt. In addition, if rates continue to increase, we may incur significant additional expense and adversely impact our ability to achieve our other strategic goals and business plans.

Our goodwill, intangible assets and fixed assets are subject to potential impairment; we have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or intangible assets become impaired.

A significant portion of our assets consists of goodwill, intangible assets and fixed assets, the carrying value of which may be reduced if we determine that those assets are impaired, including intangible assets from recent acquisitions. During the fourth quarter of fiscal year 2021, the Company made the decision to abandon the OARtrac product technology and trademark. This resulted in an impairment charge of $14.0 million. The impairment charge is recorded in "Acquisition, restructuring and other items, net", on the Consolidated Statements of Operations (see Note 19, "Acquisition, restructuring and other items, net" set forth in the Notes in the consolidated financial statements included in this Annual Report on Form 10-K).
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
Goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather, are tested for impairment annually or more frequently if impairment indicators arise. Prior to the first quarter of fiscal year 2023, the Company managed its operations as one reporting unit. At the beginning of the first quarter of fiscal year 2023, the Company began to manage its operations as two operating segments and two reporting units, namely Med Tech and Med Device (see Note 18 "Segment and Geographic Information" set forth in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K). The annual goodwill impairment review performed in April 2023 and 2022 indicated no goodwill impairments. As of May 31, 2023, the Company concluded that the sale of the dialysis product portfolio and BioSentry tract sealant system biopsy businesses to Merit Medical Systems, Inc. was a triggering event for the Med Device report unit. The Company utilized the income approach to determine the fair value of the remaining Med Device reporting unit. Based on the results of this evaluation, the Company recorded a goodwill impairment charge of $14.5 million for the year ended May 31, 2023 to write down the carrying value of the Med Device reporting unit to fair value. If actual results differ from the assumptions and estimates used in the goodwill and intangible asset calculations, we could incur future impairment or amortization charges, which could negatively impact our financial condition and results of operations.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
IRC Section 382 and related provisions contain rules that limit for U.S. federal income tax purposes the ability of a Company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain other tax attributes existing as of the date of such ownership change. Our Federal net operating loss carryforwards as of May 31, 2023 after considering IRC Section 382 limitations are $169.7 million. The expiration of the Federal net operating loss carryforwards is as follows: $5.2 million between 2023 and 2024, $79.4 million between 2028 and 2037 and $85.1 million indefinitely. Our state net operating loss carryforwards as of May 31, 2023 after considering remaining IRC Section 382 limitations are $24.1 million which expire in various years from 2029 to 2042. Future ownership changes within the meaning of IRC Section 382 may also subject our tax loss carryforwards to annual limitations which would restrict our ability to use them to offset our taxable income in periods following the ownership changes. See Note 10, "Income Taxes" set forth in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 for a further discussion of our tax loss carryovers.
A cyber-attack or other breach of our, our distributors, or our supply chain partners' information technology systems could have a material adverse effect on our business, financial condition and/or results of operations.
We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Similar to other large multi-national companies, the size and complexity of our information technology systems makes them vulnerable to cyber-attacks, malicious intrusions, breakdowns, destruction, losses of data privacy, or other significant disruptions. Our distributors and supply chain partners face similar risks. Our information systems require an ongoing commitment of resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information, and changing customer patterns. In addition, third parties may attempt to gain access into our systems or products or those of our supply chain partners to obtain data relating to patients or our proprietary information.
Any failure by us, our distributors, or our supply chain partners to maintain or protect information technology systems and data integrity, including from cyber-attacks, ransomware, intrusions or other breaches, could result in the unauthorized access to supply chain partners or vendors and personally identifiable information, theft of intellectual property, misappropriation of assets, or otherwise compromise confidential or proprietary information and disrupt operations of our Company, our distributors, or our supply chain partners. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, our supply chain partners, physicians, and other health care professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition and/or results of operations.
Any disaster at our manufacturing facilities or those of our suppliers could disrupt our ability to manufacture our products for a substantial amount of time.
We conduct manufacturing and assembly at facilities in Queensbury, New York, Glens Falls, New York, and other third parties in Costa Rica, Israel, Latvia, China and other locations. It would be difficult, expensive and time-consuming to transfer resources from one facility to the other and/or replace or repair these facilities or manufacturing equipment if they were significantly affected by a disaster. Additionally, we might be forced to rely on third-party manufacturers or delay production of our products. Insurance for damage to our properties and the disruption of our business from disasters may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. If one of our principal suppliers were to experience a similar disaster, uninsured loss or under-insured loss, we might not be able to obtain adequate alternative sources of supplies or products. Any significant uninsured loss, prolonged or repeated disruption, or inability to operate experienced by us or any of our principal suppliers could cause significant harm to our business, financial condition, results of operations and/or liquidity.
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
The COVID-19 pandemic has created significant disruption and uncertainty in the global economy and has negatively impacted our business and results of operations and financial condition during fiscal years 2021, 2022 and 2023. Although the impact of COVID-19 and the resulting measures decreased during 2023, they have the potential to continue to negatively impact our business, results of operations and financial condition in the future.
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
In addition, elective procedures that use our products significantly decreased in number during fiscal year 2021, as health care organizations around the world prioritized the treatment of patients with COVID-19 and reduced spending in other areas. We experienced a similar impact to procedure volumes with the resurgence of COVID-19 in fiscal year 2022 which continued through fiscal year 2023. For example in fiscal year 2021, U.S. governmental authorities had recommended, and in certain cases required, that elective, deferrable, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 so that limited resources and personnel could be focused on the treatment of infected patients. Many of these procedures that use our products were suspended or postponed at times during fiscal years 2021, 2022 and 2023. Similarly, our clinical trials were impacted by COVID-19 as hospitals prioritized treating these patients. It is unclear when or if other resurgences of COVID-19, or increased spread of its variants, may again cause a rise in infections and result in authorities and/or customers imposing restrictions that could adversely affect our business, financial condition, results of operations and/or liquidity.
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
If we are incorrect in our belief that our promotional materials and training methods regarding the use of our products are conducted in compliance with regulations of the FDA and other applicable regulations, and the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, the FDA could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Any of these results could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
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
In fiscal year 2023 we generated $1.2 million of revenue for sales to distributors doing business in Iran. We continuously review our ability to sell products to distributors that conduct business in Iran in accordance with all applicable U.S. laws. If laws, rules or regulations of the United States, with respect to doing business in or with parties that do business in Iran, change to restrict our ability to generate revenue in Iran, our revenue could decline, impacting our results of operations.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
During the year ended May 31, 2023, we operated in the following locations:

Location	Purpose	Approx. Sq. Ft.	Property Type
Latham, NY	Corporate headquarters	39,000	Leased
Glens Falls, NY	Manufacturing	21,000	Owned
Queensbury, NY	Manufacturing	135,000	Owned
Queensbury, NY	Distribution	58,000	Leased
Marlborough, MA	Research and development	8,400	Leased
Amsterdam, NL	Selling, marketing and administrative	8,100	Leased
Rehovot, IL	Research and development	4,300	Leased
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

	Sale Price
	High	Low
Year ended May 31, 2023
Fourth Quarter	$12.65	$8.29
Third Quarter	$15.48	$12.06
Second Quarter	$22.81	$12.51
First Quarter	$24.30	$17.83

	Sale Price
	High	Low
Year ended May 31, 2022
Fourth Quarter	$24.50	$17.98
Third Quarter	$29.16	$20.46
Second Quarter	$30.97	$23.36
First Quarter	$28.49	$22.99
As of August 2, 2023, there were 169 holders of record of our common stock.
Dividends
We did not declare any cash dividends on our common stock during our last three fiscal years. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.
Performance Graph
The graph below matches AngioDynamics, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the RDG SmallCap Medical Devices index, S&P 500 Health Care index and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from May 31, 2018 to May 31, 2023. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

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
On August 30, 2022, the Company repaid all amounts outstanding under its then existing credit agreement and entered into a new Credit Agreement that provides for a $75.0 million Revolving Facility and a $30.0 million Delayed Draw Term Loan. As of May 31, 2023, $25.0 million was drawn on the Revolving Facility and $25.0 million was drawn on the Delayed Draw Term Loan. See Note 12 "Long-Term Debt" set forth in the Notes to the consolidated financial statements.
During the fourth quarter of fiscal year 2023, the Company was in discussions with Merit Medical Systems, Inc. ("Merit") to sell the dialysis product portfolio and BioSentry tract sealant system biopsy businesses. This qualified for held for sale accounting as of May 31, 2023. On June 8, 2023, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with Merit Medical Systems, Inc. pursuant to which Merit acquired the dialysis product portfolio and BioSentry tract sealant system biopsy businesses for $100.0 million in cash subject to the terms and conditions of the Asset Purchase Agreement. The Company and Merit entered into various agreements to facilitate the transition to Merit, including a Transactions Services Agreement and Contract Manufacturing Agreement. The Company determined that the sale of the businesses did not constitute a strategic shift that had a major effect on the Company’s operations or financial results and as a result, this transaction will not be classified as discontinued operations.
As of May 31, 2023, the Company concluded that the sale of the dialysis product portfolio and BioSentry tract sealant system biopsy businesses to Merit Medical Systems, Inc. was a triggering event for the Med Device reporting unit. The Company utilized the income approach to determine the fair value of the remaining Med Device reporting unit. Based on the results of this evaluation, the Company recorded a goodwill impairment charge of $14.5 million for the year ended May 31, 2023 to write down the carrying value of the Med Device reporting unit to fair value.
In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the year ended May 31, 2023 compared to the year ended May 31, 2022 follows:
Year ended May 31, 2023:
•Revenue increased by 7.1% to $338.8 million
•Med Tech growth of 22.8% and Med Device growth of 1.9%
•Gross profit decreased by 100 bps to 51.4%
•Net loss increased by $25.9 million to $52.4 million
•Loss per share increased by $0.65 to a loss of $1.33
•Cash flow from operations increased by $7.3 million resulting in cash provided by operations of $0.1 million
Our Med Tech business, comprised of Auryon, the Thrombectomy platform and NanoKnife grew 22.8% in fiscal year 2023. The growth in Auryon, AlphaVac and NanoKnife disposables was partially offset by continued softness in AngioVac. Our Med Device business grew 1.9% in fiscal year 2023 driven by growth in Core, Dialysis, Ports and Microwave products.
Strategic Initiatives to Drive Growth
The Company is focused on its ongoing transformation from a company with a broad portfolio of largely undifferentiated products to a more focused medical technology company that delivers unique and innovative health care solutions. The Company believes that this transformation will enable the Company to shift the portfolio from the mature, lower-growth markets where we have competed in the past by investing in technology and products that provide access to larger and faster growing markets. As such, we believe the growth in the near to mid-term will continue to be driven by our high technology products including Auryon, Mechanical Thrombectomy (which includes AngioVac and AlphaVac) and NanoKnife.
Throughout the year, we introduced strategic moves designed to streamline our business, improve our overall business operations and position ourselves for growth. Those initiatives included:
•Product development process. The Company continued its disciplined product development process which is intended to improve the Company’s ability to bring new products to market. This included:
◦Pathway expansion for Auryon in arterial thrombectomy and full market release of the hyrodphilic coated catheters;
◦FDA clearance of the AlphaVac F18 thrombectomy system;
◦Enrollment of patients in the APEX IDE study for the use of AlphaVac F18 to treat pulmonary embolism; and
◦Continued enrollment of patients in the PRESERVE study for the use of NanoKnife in the prostate.
•Value Creation. To create value and drive future growth, the Company plans to practice dispassionate portfolio optimization and continue to focus on areas of compelling unmet needs including those that are patient-centric and evidenced-based. In addition, the Company continues to pursue targeted global expansion opportunities.
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
The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the year ended May 31, 2023, such product returns were not material.
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
Goodwill and Intangible Assets
Intangible assets other than goodwill, indefinite lived intangible assets and in process research and development ("IP R&D") are amortized over their estimated useful lives, which range between two to eighteen years, on a straight-line basis over the expected period of benefit. The Company periodically reviews the estimated useful lives of intangible assets and reviews such assets or asset groups for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. When testing for impairment of definite-lived intangible assets held for use, the Company groups assets at the lowest level for which cash flows are separately identifiable. Prior to the first quarter of fiscal year 2023, the Company managed its operations as one reporting unit. At the beginning of the first quarter of fiscal year 2023, the Company began to manage its operations as two operating segments and two reporting units, namely Med Tech and Med Device (see Note 18 "Segment and Geographic Information" set forth in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K). The Company operates as two reporting units and two asset groups. If a triggering event is deemed to exist, the Company performs an undiscounted operating cash flow analysis to determine if an impairment exists. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

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
For goodwill, the impairment test requires a comparison of the estimated fair value of each reporting unit to which the goodwill is assigned to the carrying value of the assets and liabilities of those reporting units. The determination of reporting units also requires management judgment. The Company considers whether a reporting unit exists within a reportable segment based on the availability of discrete financial information. The Company operates as two operating segments with two reporting units and consequently evaluates goodwill for impairment based on an evaluation of the fair value of each reporting unit. If the carrying value of the reporting units exceed the fair value, the carrying value is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge.
As detailed in Note 9, "Goodwill and Intangible Assets" set forth in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K, the Company recorded a goodwill impairment loss of $14.5 million for the year ended May 31, 2023 as the fair value of the Med Device reporting unit was less than its carrying value.
There were no adjustments to goodwill for the Med Tech reporting unit for the year ended May 31, 2023 other than foreign currency translation adjustments.
Results of Operations for the years ended May 31, 2023 and 2022
For the fiscal year ended May 31, 2023, the Company reported a net loss of $52.4 million, or a loss of $1.33 per diluted share, on net sales of $338.8 million compared to a net loss of $26.5 million, or a loss of $0.68 per diluted share, on net sales of $316.2 million in fiscal year 2022.
Net Sales
Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts, rebates and returns.

	Year ended May 31,
(in thousands)	2023	2022	$ Change
Net Sales
Med Tech	$96,687	$78,717	$17,970
Med Device	242,065	237,502	$4,563
Total	$338,752	$316,219	$22,533

Net Sales by Geography
United States	$282,713	$265,963	$16,750
International	56,039	50,256	$5,783
Total	$338,752	$316,219	$22,533
For the year ended May 31, 2023, net sales increased $22.5 million to $338.8 million compared to the year ended May 31, 2022. At May 31, 2023, the Company had a backlog of $2.7 million compared to $8.4 million at the end of May 31, 2022.
The Med Tech business net sales increased $18.0 million for the year ended May 31, 2023 compared to the prior year. The change in sales from the prior year was primarily driven by:
•Increased Auryon sales of $12.0 million;
•Growth in the thrombectomy platform of $3.0 million, which was driven by growth in the mechanical thrombectomy platform in AlphaVac sales of $5.0 million, partially offset by softness in AngioVac; and
•Increased NanoKnife sales of $3.0 million, which was driven by NanoKnife disposable sales in the U.S. and internationally which increased $3.3 million due to increased case volume. This increase was partially offset by decreased NanoKnife capital sales in the U.S.
The Med Device business net sales increased $4.6 million for the year ended May 31, 2023 compared to the prior year. The backlog, which primarily impacted sales of Core and Vascular Access products, was $2.7 million at May 31, 2023 compared to $8.4 million at May 31, 2022. The change in sales from the prior year was primarily driven by:

•Increased sales of Core, Dialysis, Ports and Microwave sales of $5.4 million, $5.2 million, $1.4 million and $1.0 million, respectively. These increases were partially offset by decreased Venous, PICCs, Midlines and other Oncology and Vascular Access sales of $3.6 million, $2.4 million, $0.8 million and $1.6 million, respectively.

Gross Profit

	Year ended May 31,
(in thousands)	2023	2022	$ Change
Med Tech	$61,966	$52,584	$9,382
Gross profit % of sales	64.1%	66.8%

Med Device	$112,280	$113,148	$(868)
Gross profit % of sales	46.4%	47.6%

Total	$174,246	$165,732	$8,514
Gross profit % of sales	51.4%	52.4%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Total Company gross profit increased by $8.5 million compared to the prior year. The change from the prior year was primarily driven by:
•Sales volume, which positively impacted gross profit by $13.2 million;
•Production volume and other incentives which positively impacted gross profit by $11.3 million
•Price and mix, which negatively impacted gross profit by $4.9 million;
•Inflationary costs on raw materials, labor shortages and freight costs, which negatively impacted gross profit by $8.1 million;
•Incremental depreciation on placement units of $2.2 million; and
•A benefit of $0.8 million that was recorded as a result of the employee retention credit that the Company filed for under the provision of the CARES Act in the prior year.

The Med Tech segment gross profit increased by $9.4 million compared to the prior year. The change from the prior year was primarily driven by:
•Sales volume, which positively impacted gross profit by $13.9 million;
•Production volume, manufacturing and other incentives which positively impacted gross profit by $2.1 million;
•Pricing pressures and mix, which negatively impacted gross profit by $4.7 million;
•Inflationary costs on raw materials, labor shortages and freight costs, which negatively impacted gross profit by $0.5 million; and
•Incremental depreciation on placement units of $1.3 million.

The Med Device segment gross profit decreased by $0.9 million compared to the prior year. The change from the prior year was primarily driven by:

•Sales volume, which positively impacted gross profit by $2.1 million;
•Production volume, manufacturing and other incentives which positively impacted gross profit by $8.6 million;
•Pricing pressures and mix, which negatively impacted gross profit by $3.7 million;
•Inflationary costs on raw materials, labor shortages and freight costs, which negatively impacted gross profit by $7.6 million; and
•Incremental depreciation on placement units of $0.3 million.

Operating Expenses and Other Income (expense)

	Year ended May 31,
(in thousands)	2023	2022	$ Change
Research and development	$29,883	$30,739	$(856)
% of sales	8.8%	9.7%
Selling and marketing	$104,249	$95,301	$8,948
% of sales	30.8%	30.1%
General and administrative	$40,003	$38,451	$1,552
% of sales	11.8%	12.2%

Research and development expense - Research and development (“R&D”) expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs.
R&D expense decreased $0.9 million compared to the prior year. The change from the prior year was primarily driven by:
•The timing of certain projects and clinical spend associated with the ongoing clinical trials, which decreased R&D expense by $1.1 million;
•Compensation and benefits expenses, which decreased $0.3 million; and
•A benefit of $0.5 million that was recorded as a result of the employee retention credit that the Company filed for under the provision of the CARES Act in the prior year.

Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense increased by $8.9 million compared to the prior year. The change from the prior year was primarily driven by:
•Additional headcount from the build-out of the Auryon and mechanical thrombectomy sales and marketing teams, which increased compensation and benefits expense by $3.1 million;
•Travel, meeting, tradeshow and other selling expenses, which increased $3.7 million;
•Other fixed expenses (utilities, insurance, depreciation, etc.), which decreased $0.6 million; and
•A benefit of $2.8 million that was recorded as a result of the employee retention credit that the Company file for under the provision of the CARES Act in the prior year.

General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense increased by $1.6 million compared to the prior year. The change from the prior year was primarily driven by:
•Compensation and benefits expense, which decreased $0.5 million; and
•Other outside consultant spend for legal and IT which increased $1.9 million.

	Year ended May 31,
(in thousands)	2023	2022	$ Change
Amortization of intangibles	$18,790	$19,458	$(668)
Goodwill impairment	$14,549	$—	$14,549
Change in fair value of contingent consideration	$2,320	$1,212	$1,108
Acquisition, restructuring and other items, net	$15,633	$9,042	$6,591
Other expense	$(3,256)	$(1,478)	$(1,778)
Amortization of intangibles - Represents the amount of amortization expense that was taken on intangible assets held by the Company.
•Amortization expense decreased $0.7 million compared to the prior year. The decrease is due to assets that became fully amortized in fiscal year 2023.

Goodwill impairment - Represents the impairment charge taken on goodwill.
•The Company recorded a non-cash goodwill impairment charge of $14.5 million for the year ended May 31, 2023 as the fair value of the Med Device reporting unit was less than its carrying value.
Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.
•The change in the fair value for the year ended May 31, 2023 is related to the Eximo contingent consideration and the increased probability of achieving the revenue milestones. The first revenue milestone was achieved in May 2023 and will be paid in the first quarter of fiscal year 2024.

Acquisition, restructuring and other items, net - Acquisition, restructuring and other items, net represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.
Acquisition, restructuring and other items, net increased by $6.6 million compared to the prior year. The change from the prior year was primarily driven by:
•Legal expense, related to litigation that is outside of the normal course of business, which increased $2.4 million;
•Mergers and acquisition expense related to legal fees, which increased $0.3 million;
•Manufacturing relocation expense related to the move of certain manufacturing lines to Costa Rica, which increased $0.4 million;
•Other expenses (mainly severance associated with organizational changes), which decreased $0.1 million; and
•The payment to the Israeli Innovation Authority of $3.5 million related to grant funds that were provided to Eximo to develop the Auryon laser prior to the acquisition in the second quarter of fiscal year 2020. These grant funds were fully repaid in the first quarter of fiscal year 2023 to satisfy the obligation which was otherwise being paid as a royalty based on a percentage of sales.

Other expense - Other expense includes interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.
•The change in other expense of $1.8 million compared to the prior year, is primarily due to increased interest expense of $2.1 million and unrealized foreign currency fluctuations of $0.2 million.
Income Tax Benefit

	Year ended May 31,
(in thousands)	2023	2022
Income tax benefit	$(1,995)	$(3,402)
Effective tax rate	3.7%	11.4%
Our effective tax rate was a benefit of 3.7% for fiscal year 2023 compared with an effective tax rate benefit of 11.4% for the prior year. The current year and prior year effective tax rates differ from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation), goodwill impairment and the impact of stock-based compensation.

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
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of May 31, 2023. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

Liquidity and Capital Resources
We regularly review our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic. We believe that our current cash on hand provides sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months.
Our cash and cash equivalents totaled $44.6 million as of May 31, 2023, compared with $28.8 million as of May 31, 2022. As of May 31, 2023 and 2022, total debt outstanding related to the Credit Agreement was $50.0 million ($25.0 million on the Revolving Facility and $25.0 million on the Delayed Draw Term Loan) and $25.0 million, respectively. The fair value of the contingent consideration liability as of May 31, 2023 was $19.3 million.
The table below summarizes our cash flows for the years ended May 31, 2023 and 2022:

	Year ended May 31,
(in thousands)	2023	2022
Cash provided by (used in):
Operating activities	$78	$(7,194)
Investing activities	(9,746)	(19,307)
Financing activities	25,420	7,683
Effect of exchange rate changes on cash and cash equivalents	43	(518)
Net change in cash and cash equivalents	$15,795	$(19,336)
During the years ended May 31, 2023 and 2022, cash flows consisted of the following:
Cash provided by (used in) operating activities:
Years ended May 31, 2023 and 2022:
•Net loss of $52.4 million and $26.5 million, respectively, plus the non-cash items, primarily driven by depreciation and amortization, goodwill impairment and stock-based compensation, along with the changes in working capital below, contributed to cash provided by operations of $0.1 million for the year ended May 31, 2023 and cash used in operations of $7.2 million for the year ended May 31, 2022.
•For the year ended May 31, 2023, working capital was unfavorably impacted by increased accounts receivable and inventory on hand of $1.3 million and $8.2 million, respectively. This was partially offset by increased accounts payable and accrued liabilities of $2.1 million.
•For the year ended May 31, 2022, working capital was unfavorably impacted by increased accounts receivable, inventory on hand and prepaids of $17.2 million, $2.8 million and $5.0 million respectively. This was partially offset by increased accounts payable and accrued liabilities of $3.9 million.
Cash used in investing activities:
Years ended May 31, 2023 and 2022:
•$3.8 million and $4.3 million, respectively, of cash was used for fixed asset additions;
•$5.4 million and $11.4 million, respectively, of cash was used for Auryon placement and evaluation unit additions;
•$0.5 million of cash was used for the acquisition of an exclusive license in the first quarter of fiscal year 2023; and
•$3.6 million of cash was used for the QX Medical asset acquisition in the first quarter of fiscal year 2022.

Cash provided by financing activities:
Years ended May 31, 2023 and 2022:
•$70.0 million in proceeds on long-term debt less the repayment of $45.0 million associated with the new Credit Agreement in the first quarter of fiscal year 2023. The $25.0 million draw on the Delayed Draw Term Loan associated with the new Credit Agreement is to fund the historical and planned fiscal year 2023 purchases of Auryon placement and evaluation units. See Note 12 "Long-Term Debt" set forth in the Notes to the consolidated financial statements;
•$0.8 million of deferred financing costs associated with the new Credit Agreement;
•$5.0 million draw on the Revolving Facility in the first quarter of fiscal year 2022 for the QX Medical asset acquisition; and
•$1.2 million and $2.7 million, respectively, of proceeds from stock option and ESPP activity.

On August 30, 2022, the Company repaid all amounts outstanding under its then existing credit agreement and entered into a new Credit Agreement that provides for a $75.0 million Revolving Facility and a $30.0 million Delayed Draw Term Loan, and also includes an uncommitted expansion feature that allows the Company to increase the total revolving commitments and/or add new tranches of term loans in an aggregate amount not to exceed $75.0 million. The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, two financial covenants. One financial covenant requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00. The other financial covenant requires us to maintain a total leverage ratio of not greater than 3.00 to 1.00. The total leverage ratio is based upon our trailing twelve months total adjusted EBITDA (as defined in the Credit Agreement). The amount that we can borrow under our Credit Agreement is directly based on our leverage ratio. The interest rate at May 31, 2023 applicable to each was 6.73%. The Company was in compliance with the Credit Agreement covenants as of May 31, 2023.
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
Subsequent to fiscal year 2023, on June 8, 2023, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with Merit Medical Systems, Inc. ("Merit") pursuant to which Merit acquired the dialysis product portfolio and BioSentry tract sealant system biopsy businesses. The Company and Merit entered into various agreements to facilitate the transition to Merit, including a Transactions Services Agreement and Contract Manufacturing Agreement. The purchase price for the asset sale was $100.0 million in cash subject to the terms and conditions of the Asset Purchase Agreement. In conjunction with the Asset Purchase Agreement, on June 8, 2023, AngioDynamics used a portion of the consideration received to repay all amounts owed under AngioDynamics’ existing Credit Agreement, dated as of August 30, 2022, and as a result, the Credit Agreement was extinguished.
Our contractual obligations as of May 31, 2023 are set forth in the table below (in thousands). We have no variable interest entities or other off-balance sheet obligations.

	Cash payments due by period as of May 31, 2023
(in thousands)	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Long term debt and interest	$50,108	$50,108	$—	$—	$—
Operating leases (1)	5,940	2,366	3,016	558	—
Purchase obligations (2)	3,166	3,166	—	—	—
Acquisition-related future obligations (3)	20,000	15,000	5,000	—	—
Royalties	39,840	3,640	7,280	7,280	21,640
	$119,054	$74,280	$15,296	$7,838	$21,640
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

Results of Operations for the years ended May 31, 2022 and 2021
For management discussion and analysis of our 2022 financial results and liquidity compared with 2021, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended May 31, 2022 filed on July 22, 2022.

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
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 4.7% of our sales in fiscal year 2023 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expense) Income. Significant non-functional balances include accounts receivable due from some of our international customers.
INTEREST RATE RISK
Interest on the Revolving Facility and Delayed Draw Term Loan is based, at the Company's option, on a rate equal to (i) the Secured Overnight Financing Rate ("SOFR") plus 0.10% (subject to a floor of 0%), or (ii) if the Company elects to treat a borrowing as an ABR Borrowing, an alternate base rate based on SOFR, plus, in each case, an applicable margin of 1.25%, 1.50% or 1.75%, depending on the leverage ratio. If any amounts are not paid when due, such overdue amounts will bear interest at an amount generally equal to 2.0% plus the existing loan rate. The Credit Agreement also carries a commitment fee in the case of the Revolving Facility, and a ticking fee, in the case of the Delayed Draw Term Loans of 0.20% to 0.25% per annum on the unused portion. As of May 31, 2023, there was $25.0 million outstanding on the Delayed Draw Term Loan and $25.0 million outstanding on the Revolving Facility and the interest rate at May 31, 2023 was 6.73%.
CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, our Revolving Facility and trade accounts receivable.
The Company maintains cash and cash equivalents at various institutions and performs periodic evaluations of the relative credit standings of these financial institutions to ensure their credit worthiness. In addition, the Credit Agreement is structured across three investment grade banks. The Company has the ability to draw equally amongst the five banks which limits the concentration of credit risk of one institution.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of May 31, 2023.
The effectiveness of our internal control over financial reporting as of May 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal year ended May 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
AngioDynamics, Inc.
Latham, New York
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of AngioDynamics, Inc. and subsidiaries (the “Company”) as of May 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended May 31, 2023, of the Company and our report dated August 3, 2023, expressed an unqualified opinion on those financial statements.

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
August 3, 2023

Item 9B. Other Information.
    None.

Item 9C. Foreign Jurisdictions that Prevent Inspections.

    Not applicable.

Part III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year end pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders, currently scheduled for October 2023. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements
The following consolidated financial statements and supplementary data of Registrant and its subsidiaries required by Part II, Item 8, are included in Part IV of this report:

(2) Financial Statement Schedules
The following consolidated financial statement schedule is included in Part IV of this report:

Schedule II—Valuation and qualifying accounts	81
All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits	82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
AngioDynamics, Inc.
Latham, New York
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AngioDynamics, Inc. and subsidiaries (the "Company") as of May 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended May 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 3, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Inventories – Excess Quantities and Obsolescence — Refer to Notes 1 & 6
Critical Audit Matter Description
The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary based upon historical experience, assessment of economic conditions, and expected demand. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory. As of May 31, 2023, the Company has inventories of $55.3 million, net of excess quantities and obsolescence reserves.
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

Valuation of Goodwill for the Med Device Reporting Unit - Refer to Notes 1 & 9
At May 31, 2023, the Company's goodwill specific to the Med Device reporting unit was $40 million. As discussed in Note 1 of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at least annually or more frequently if impairment indicators arise. In connection with the Company’s determination that assets held for sale criteria was met as of May 31, 2023 with regard to a portion of its Med Device reporting unit, the Company identified a triggering event requiring further assessment relating to the recoverability of its goodwill and therefore after performing its annual test on its measurement date of April 30, 2023, performed an updated goodwill impairment test as of May 31, 2023.

The Company determined the amount of goodwill attributable to the disposal group and to the portion of the remaining Med Device reporting unit on a relative fair value basis. The Company recorded a goodwill impairment charge of $14.5 million relating to its Med Device reporting unit for the year ended May 31, 2023.

Auditing the annual goodwill impairment involves significant audit effort, as well as a degree of complexity and auditor judgment due to the estimation required in determining the fair value of the reporting units or components thereof. In particular, the fair value estimates involve judgmental assumptions including the amount and timing of expected future cash flows from revenue growth rates, EBITA margins, weighting of fair values, and discount rates. The audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

•We tested the effectiveness of internal controls over the Company’s annual goodwill impairment analysis and its conclusions related to its updated goodwill assessment as of May 31, 2023. This included controls over management’s review of the revenue growth rates, EBITA margins, weighting of the fair values, and discount rates used in the valuation models.
•We performed risk assessment procedures over the Company’s goodwill impairment analysis, and evaluated the sensitivity of certain business assumptions, including
◦Revenue growth rates
◦EBITA margins
◦Weighting of fair values
◦Discount rates used in the valuation models
•We considered the historical accuracy of management's estimates and evaluated the forecasts for reasonableness, comparing to historical results and internal communications to management and the Board of Directors, as well as information generated from analyst and industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the revenue growth rates, EBITA margins, weighting of fair values, and discount rates and reasonableness of the valuation methodology, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing to those selected by management.

We considered the existence of contradictory evidence based on consideration of internal communication to management and the Board of Directors, Company press releases, and analysts' reports, as well as any changes within the business.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
August 3, 2023

We have served as the Company’s auditor since 2016.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended May 31,
	2023	2022	2021
Net sales	$338,752	$316,219	$291,010
Cost of sales (exclusive of intangible amortization)	164,506	150,487	134,222
Gross profit	174,246	165,732	156,788
Operating expenses
Research and development	29,883	30,739	36,390
Sales and marketing	104,249	95,301	81,306
General and administrative	40,003	38,451	35,918
Amortization of intangibles	18,790	19,458	18,136
Goodwill impairment	14,549	—	—
Change in fair value of contingent consideration	2,320	1,212	89
Acquisition, restructuring and other items, net	15,633	9,042	20,232
Total operating expenses	225,427	194,203	192,071
Operating loss	(51,181)	(28,471)	(35,283)
Other expenses
Interest expense, net	(2,702)	(688)	(861)
Other income (expense), net	(554)	(790)	92
Total other expenses, net	(3,256)	(1,478)	(769)
Loss before income tax benefit	(54,437)	(29,949)	(36,052)
Income tax benefit	(1,995)	(3,402)	(4,504)
Net loss	$(52,442)	$(26,547)	$(31,548)
Loss per share
Basic	$(1.33)	$(0.68)	$(0.82)
Diluted	$(1.33)	$(0.68)	$(0.82)
Weighted average shares outstanding
Basic	39,480	39,009	38,342
Diluted	39,480	39,009	38,342
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended May 31,
	2023	2022	2021
Net loss	$(52,442)	$(26,547)	$(31,548)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(6,080)	(1,796)	4,494
Other comprehensive income (loss), before tax	(6,080)	(1,796)	4,494
Income tax benefit (expense) related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	(6,080)	(1,796)	4,494
Total comprehensive loss, net of tax	$(58,522)	$(28,343)	$(27,054)

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31, 2023	May 31, 2022
Assets
Current Assets
Cash and cash equivalents	$44,620	$28,825
Accounts receivable, net of allowances of $2,150 and $1,939, respectively	52,826	52,304
Inventories	55,325	51,392
Prepaid expenses and other	4,617	10,824
Current assets held for sale	6,154	—
Total current assets	163,542	143,345
Property, plant and equipment, net	44,384	45,005
Intangible assets, net	111,144	152,380
Goodwill	159,238	201,058
Other assets	10,676	10,963
Non-current assets held for sale	43,653	—
Total Assets	$532,637	$552,751
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$40,445	$28,047
Accrued liabilities	26,617	34,842
Current portion of contingent consideration	14,761	8,783
Other current liabilities	2,002	2,652
Total current liabilities	83,825	74,324
Long-term debt	49,818	25,000
Deferred income taxes	12,813	16,037
Contingent consideration, net of current portion	4,535	8,165
Other long-term liabilities	3,350	4,736
Total Liabilities	154,341	128,262
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 39,981,422 and 39,541,173 shares issued and 39,611,422 and 39,171,173 shares outstanding at May 31, 2023 and 2022, respectively	382	380
Additional paid-in capital	599,206	586,879
Accumulated deficit	(210,855)	(158,413)
Treasury stock, 370,000 shares, at cost at May 31, 2023 and 2022, respectively	(5,714)	(5,714)
Accumulated other comprehensive income (loss)	(4,723)	1,357
Total Stockholders' Equity	378,296	424,489
Total Liabilities and Stockholders' Equity	$532,637	$552,751
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at May 31, 2020	38,448,536	$374	$561,871	$(100,318)	$(1,341)	(370,000)	$(5,714)	454,872
Net loss				(31,548)				(31,548)
Exercise of stock options	123,536	1	1,929					1,930
Issuance/cancellation of restricted stock units	184,685		(223)					(223)
Purchase of common stock under Employee Stock Purchase Plan	164,194	2	1,305					1,307
Stock-based compensation			8,625					8,625
Other comprehensive income, net of tax					4,494			4,494
Balance at May 31, 2021	38,920,951	$377	$573,507	$(131,866)	$3,153	(370,000)	$(5,714)	$439,457
Net loss				(26,547)				(26,547)
Exercise of stock options	162,721	1	2,706					2,707
Issuance/cancellation of restricted stock units	299,544		(1,900)					(1,900)
Issuance/cancellation of performance share units	59,371							—
Purchase of common stock under Employee Stock Purchase Plan	98,586	2	1,874					1,876
Stock-based compensation			10,692					10,692
Other comprehensive loss, net of tax					(1,796)			(1,796)
Balance at May 31, 2022	39,541,173	$380	$586,879	$(158,413)	$1,357	(370,000)	$(5,714)	$424,489
Net loss				(52,442)				(52,442)
Exercise of stock options	21,617	1	155					156
Issuance/cancellation of restricted stock units	239,028		(720)					(720)
Issuance/cancellation of performance share units	29,826		(312)					(312)
Purchase of common stock under Employee Stock Purchase Plan	149,778	1	2,046					2,047
Stock-based compensation			11,158					11,158
Other comprehensive loss, net of tax					(6,080)			(6,080)
Balance at May 31, 2023	39,981,422	$382	$599,206	$(210,855)	$(4,723)	(370,000)	$(5,714)	$378,296
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended May 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(52,442)	$(26,547)	$(31,548)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,873	29,349	25,916
Non-cash lease expense	2,484	2,439	2,456
Goodwill impairment	14,549	—	—
Stock based compensation	11,158	10,692	8,625
Change in fair value of contingent consideration	2,320	1,212	89
Deferred income tax provision	(2,311)	(3,708)	(4,805)
Changes in accounts receivable allowances	695	118	207
Asset impairments and disposals	291	391	14,228
Other	(513)	(93)	(147)
Changes in operating assets and liabilities:
Accounts receivable	(1,299)	(17,151)	(4,162)
Inventories	(8,198)	(2,796)	11,539
Prepaid expenses and other	332	(5,012)	(3,181)
Accounts payable, accrued and other liabilities	2,139	3,912	4,876
Net cash provided by (used in) operating activities	78	(7,194)	24,093
Cash flows from investing activities:
Additions to property, plant and equipment	(3,812)	(4,297)	(5,187)
Additions to placement and evaluation units	(5,394)	(11,410)	(8,524)
Cash paid for acquisitions	—	(3,600)	—
Acquisition of intangibles	(540)	—	—
Net cash used in investing activities	(9,746)	(19,307)	(13,711)
Cash flows from financing activities:
Proceeds from issuance of and borrowings on long-term debt	70,000	—	—
Repayment of long-term debt	(45,000)	—	(20,000)
Proceeds from borrowings on long-term debt	—	5,000	—
Deferred financing costs on long-term debt	(751)	—	—
Proceeds from exercise of stock options and employee stock purchase plan	1,171	2,683	3,014
Net cash provided by (used in) financing activities	25,420	7,683	(16,986)
Effect of exchange rate changes on cash and cash equivalents	43	(518)	330
Increase (decrease) in cash and cash equivalents	15,795	(19,336)	(6,274)
Cash and cash equivalents at beginning of year	28,825	48,161	54,435
Cash and cash equivalents at end of year	$44,620	$28,825	$48,161

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year ended May 31,
	2023	2022	2021
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of fixed assets	$124	$14	$(139)
Cash paid during the year for:
Interest	$2,577	$562	$731
Income taxes	342	329	313

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
Fair Value Instruments
The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates fair value due to the short-term nature or market interest rates of these items. The Company bases the fair value of short-term investments on quoted market prices or other relevant information generated by market transactions involving identical or comparable assets. The Company measures and records derivative financial instruments at fair value. See Note 5, "Fair Value of Financial Instruments" set forth in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K, for further discussion of financial instruments that are carried at fair value on a recurring and nonrecurring basis.
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
Goodwill and Intangible Assets
Intangible assets other than goodwill, indefinite lived intangible assets and in process research and development ("IP R&D") are amortized over their estimated useful lives, which range between two to eighteen years, on a straight-line basis over the expected period of benefit. The Company periodically reviews the estimated useful lives of intangible assets and reviews such assets or asset groups for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. When testing for impairment of definite-lived intangible assets held for use, the Company groups assets at the lowest level for which cash flows are separately identifiable. Prior to the first quarter of fiscal year 2023, the Company managed its operations as one reporting unit. At the beginning of the first quarter of fiscal year 2023, the Company began to manage its operations as two operating segments and two reporting units, namely Med Tech and Med Device (see Note 18 "Segments and Geographic Information" set forth in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K). The Company operates as two reporting units and two asset groups. If a triggering event is deemed to exist, the Company performs an undiscounted operating cash flow analysis to determine if an impairment exists. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
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
For goodwill, the impairment test requires a comparison of the estimated fair value of each reporting unit to which the goodwill is assigned to the carrying value of the assets and liabilities of those reporting units. The determination of reporting units also requires management judgment. The Company considers whether a reporting unit exists within a reportable segment based on the availability of discrete financial information. The Company operates as two operating segments with two reporting units and consequently evaluates goodwill for impairment based on an evaluation of the fair value of each reporting unit. If the carrying value of the reporting units exceed the fair value, the carrying value is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge.
As detailed in Note 9, "Goodwill and Intangible Assets" set forth in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K, the Company recorded a goodwill impairment loss of $14.5 million for the year ended May 31, 2023 as the fair value of the Med Device reporting unit was less than its carrying value.

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
Revenue Recognition
The Company recognizes revenue when it transfers control of promised goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods and services. See Note 4, “Revenue from Contracts with Customers” set forth in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on revenue.
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
Derivative instruments are presented in the consolidated financial statements at their fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of hedged items that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss). There were no derivative instruments held by the Company as of May 31, 2023 and 2022.
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
3. ASSETS HELD FOR SALE
During the fourth quarter of fiscal year 2023, the Company was in discussions with Merit to sell the dialysis product portfolio and BioSentry tract sealant system biopsy businesses. This qualified for held for sale accounting and the Company determined that the fair value of the net assets being sold exceeded the carrying value as of May 31, 2023. The transaction was finalized on June 8, 2023.
The following table summarizes the major classes of assets held for sale:

(in thousands)	As of May 31, 2023
Current assets:
Inventories	$4,154
Prepaid expenses and other	2,000
Total current assets held for sale	$6,154
Non-current assets:
Property, plant and equipment, net	$44
Intangible assets, net	17,629
Goodwill	25,980
Total non-current assets held for sale	$43,653
4. REVENUE FROM CONTRACTS WITH CUSTOMERS
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
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following tables summarize net sales by Med Tech, Med Device and by geography:

	Year ended May 31, 2023			Year ended May 31, 2022
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$84,332	$12,355	$96,687	$69,939	$8,778	$78,717
Med Device	198,381	43,684	242,065	196,024	41,478	237,502
Total	$282,713	$56,039	$338,752	$265,963	$50,256	$316,219

	Year ended May 31, 2021
(in thousands)	United States	International	Total
Net sales
Med Tech	$46,440	$9,291	$55,731
Med Device	190,603	44,676	235,279
Total	$237,043	$53,967	$291,010
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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the year ended May 31, 2023, such product returns were not material.
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	May 31, 2023	May 31, 2022
Receivables	$52,826	$52,304
Contract assets	$—	$—
Contract liabilities	$499	$526
During the years ended May 31, 2023 and 2022, the Company had additions to contract liabilities of $0.7 million and $2.2 million, respectively. This was offset by $0.7 million and $2.1 million in revenue that was recognized during the years ended May 31, 2023 and 2022, respectively.
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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:
(in thousands)	Level 1	Level 2	Level 3	Fair Value at May 31, 2023
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$19,296	$19,296
Total Financial Liabilities	$—	$—	$19,296	$19,296

	Fair Value Measurements using inputs considered as:
(in thousands)	Level 1	Level 2	Level 3	Fair Value at May 31, 2022
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$16,948	$16,948
Total Financial Liabilities	$—	$—	$16,948	$16,948
There were no transfers between Level 1, 2 and 3 for the years ended May 31, 2023 and 2022.
The following tables present the changes in fair value components of Level 3 instruments:

Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 31, 2022	$16,948
Change in present value of contingent consideration (1)	2,320
Currency gain from remeasurement	28
Balance at May 31, 2023	$19,296
(1) Change in the fair value of contingent consideration is included in earnings and comprised of changes in estimated earn out payments based on projections of Company performance and amortization of the present value discount.

Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 31, 2021	$15,741
Change in fair value of contingent consideration (1)	1,212
Currency loss from remeasurement	(5)
Balance at May 31, 2022	$16,948
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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of May 31, 2023:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$19,296	Discounted cash flow	Discount rate	5%
			Probability of payment	80% - 100%
			Projected fiscal year of payment	2024 - 2025
At May 31, 2023, the amount of undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $20.0 million. The milestones, including revenue projections and technical milestones, associated with the contingent consideration must be reached in future periods ranging from fiscal years 2024 to 2029 in order for the associated consideration to be paid.
Items Measured at Fair Value on a Nonrecurring Basis
The Company recorded a goodwill impairment charge of $14.5 million for the year ended May 31, 2023 to write down the carrying value of the Med Device reporting unit to fair value.
During the fourth quarter of fiscal year 2021, the Company made the decision to abandon the OARtrac product technology and trademark. This resulted in an impairment charge of $14.0 million.
There were no other items measured at fair value on a nonrecurring basis during the year ended May 31, 2023 or May 31, 2022.
6. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	May 31, 2023	May 31, 2022
Raw materials	$28,679	$28,251
Work in process	6,708	7,186
Finished goods	19,938	15,955
Total	$55,325	$51,392
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at May 31, 2023 and 2022 was $3.1 million and $3.7 million, respectively.
7. PREPAID EXPENSES AND OTHER
Prepaid expenses and other consisted of the following:

(in thousands)	May 31, 2023	May 31, 2022
Deposits	$894	$2,106
Employee Retention Tax Credit	—	4,194
Software licenses	1,501	1,255
License fees	217	172
Trade shows	448	328
Rent	191	240
Other prepaid taxes	264	328
Other	1,102	2,201
Total	$4,617	$10,824
8. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment are summarized as follows:

(in thousands)	May 31, 2023	May 31, 2022
Building and building improvements	$29,660	$29,425
Computer software and equipment	27,435	27,292
Machinery and equipment	17,023	15,453
Placement and evaluation units	26,355	21,009
Construction in progress	2,444	2,402
	102,917	95,581
Less accumulated depreciation	(59,026)	(51,069)
	43,891	44,512
Land and land improvements	493	493
	$44,384	$45,005
Depreciation expense for fiscal years 2023, 2022 and 2021 was $11.9 million, $7.6 million and $5.7 million, respectively.

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
Prior to the first quarter of fiscal year 2023, the Company managed its operations as one reporting unit. At the beginning of the first quarter of fiscal year 2023, the Company began to manage its operations as two operating segments and two reporting units, namely Med Tech and Med Device (see Note 18 "Segments and Geographic Information" set forth in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K). As a result of this change, goodwill was required to be allocated to each reporting unit and an interim goodwill impairment assessment was performed at the Company and reporting unit levels. To determine the fair value of the individual reporting units and the entire company as of June 1, 2022, the Company utilized the income approach. The income approach is based on the projected cash flows discounted to their present value using discount rates, that in the Company's judgment, consider the timing and risk of the forecasted cash flows using internally developed forecasts and assumptions. Under the income approach, the discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach was also considered; however, the income approach was chosen as the Company determined it is a better representation of both the Med Tech and Med Device reporting units' projected long-term performance. The fair value of each reporting unit and the Company as a whole was assessed to determine if there was any impairment. The Company compared each reporting unit's fair value to the adjusted carrying value to conclude that there was no impairment for either reporting unit or the Company as a whole. The adjusted carrying value of each reporting unit was used to calculate the Company's book value to compare to its market capitalization at the assessment date. Based on the results of this evaluation, there were no adjustments to goodwill for either reporting unit or the Company as a whole as of August 31, 2022.
The Company's annual testing for impairment of goodwill was completed as of April 30, 2023. To determine the fair value of the two reporting units as of April 30, 2023, the Company utilized the income approach for Med Tech and a combination of the income approach and market approach for Med Device. The income approach is based on the projected cash flows discounted to their present value using discount rates, that in the Company's judgment, consider the timing and risk of the forecasted cash flows using internally developed forecasts and assumptions. Under the income approach, the discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach estimates fair values based on the determination of appropriate publicly traded market comparison companies and market multiples of revenue and earnings derived from those companies with similar operating and investment characteristics. The market approach was also considered; however, the income approach was chosen as the Company determined it is a better representation of the Med Tech reporting units' projected long-term performance. For Med Device, both the income and market approaches were considered. The fair value of each reporting unit was assessed to determine if there was any impairment. The Company compared each reporting unit's fair value to the adjusted carrying value to conclude that there was no impairment for either reporting unit. Based on the results of this evaluation, there were no adjustments to goodwill for either reporting unit as of April 30, 2023.
The Company concluded that the sale of the dialysis product portfolio and BioSentry tract sealant system biopsy businesses to Merit Medical Systems, Inc. was a triggering event for the Med Device report unit. As the Company concluded that this was the sale of a business, goodwill was allocated to the sale based on the relative fair value of the dialysis and BioSentry businesses and is included in assets held for sale as of May 31, 2023. To determine the fair value of the remaining Med Device reporting unit as of May 31, 2023, the Company utilized the income approach, as it was determined to be a better representation of the remaining Med Device reporting unit's projected long-term performance.
Based on the results of this evaluation, the Company recorded a goodwill impairment charge of $14.5 million for the year ended May 31, 2023 to write down the carrying value of the Med Device reporting unit to fair value. The impairment loss is disclosed separately on the face of the accompanying consolidated statements of operations.

There were no adjustments to goodwill for the Med Tech reporting unit for the year ended May 31, 2023 other than foreign currency translation adjustments. There were no adjustments to goodwill for the year ended May 31, 2022 other than foreign currency translation adjustments.
Goodwill for each reporting unit is allocated as follows:

	Year ended May 31, 2023
(in thousands)	Med Tech	Med Device	Total
Balance June 1, 2022	$160,529	$40,529	$201,058
Goodwill impairment	—	(14,549)	(14,549)
Assets held for sale	—	(25,980)	(25,980)
Foreign currency translation adjustments	(1,291)	—	(1,291)
Balance May 31, 2023	$159,238	$—	$159,238
Even though the Company determined that there was no goodwill impairment as of April 30, 2023 for the Med Tech reporting unit, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that the reporting unit or a significant portion of the reporting unit will be sold or disposed of, would require an interim assessment for the reporting unit prior to the next required annual assessment as of April 30, 2024.
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

In connection with the triggering event for the Med Device reporting unit as of May 31, 2023, long-lived assets were tested for impairment. As a result of the undiscounted cash flow analysis that was performed, there were no impairments identified as of May 31, 2023.
During the fourth quarter of fiscal year 2021, the Company made the decision to abandon the OARtrac product technology and trademark. This resulted in an impairment charge of $14.0 million. The impairment charge is recorded in "Acquisition, restructuring and other items, net", on the Consolidated Statements of Operations (see Note 19 "Acquisition, restructuring and other items, net" as set forth in the Notes to the consolidated financial statements in this Annual Report on Form 10-K).
Intangible assets consisted of the following:

	May 31, 2023
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$211,751	$(118,314)	$93,437
Customer relationships	57,509	(40,755)	16,754
Trademarks	7,450	(6,660)	790
Licenses	4,837	(4,674)	163
	$281,547	$(170,403)	$111,144

	May 31, 2022
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$239,467	$(112,141)	$127,326
Customer relationships	60,115	(38,003)	22,112
Trademarks	9,950	(7,185)	2,765
Licenses	4,837	(4,660)	177
	$314,369	$(161,989)	$152,380
Amortization expense was $18.8 million, $19.5 million and $18.1 million for fiscal years 2023, 2022 and 2021, respectively.
Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
2024	$14,399
2025	14,380
2026	14,199
2027	14,057
2028	10,827
2029 and thereafter	43,282
$111,144
10. INCOME TAXES
The components of loss before income tax benefit are as follows:

	Year ended May 31,
(in thousands)	2023	2022	2021
Loss before tax expense:
U.S.	$(45,240)	$(28,495)	$(31,595)
Non-U.S.	(9,197)	(1,454)	(4,457)
	$(54,437)	$(29,949)	$(36,052)

Income tax benefit is comprised of the following:

	Year ended May 31,
(in thousands)	2023	2022	2021
Current
U.S.	129	120	100
Non U.S.	187	186	201
	316	306	301
Deferred
U.S.	(207)	(3,415)	(3,375)
Non U.S.	(2,104)	(293)	(1,430)
	(2,311)	(3,708)	(4,805)

Income tax benefit	$(1,995)	$(3,402)	$(4,504)
Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

(in thousands)	May 31, 2023	May 31, 2022
Deferred tax assets
Net operating loss carryforward	$40,460	$40,759
Stock-based compensation	4,263	4,617
Federal and state R&D tax credit carryforward	7,311	6,320
Inventories	724	853
Expenses incurred not currently deductible	6,986	1,914
Accrued liabilities	78	72
Gross deferred tax asset	59,822	54,535
Deferred tax liabilities
Depreciation and amortization	46,828	50,320
	46,828	50,320
Valuation allowance	(25,759)	(20,203)
Net deferred tax liability	$(12,765)	$(15,988)
The net deferred tax liability in the U.S. as of May 31, 2023 and 2022 principally relates to tax amortization of intangibles that have an indefinite reversal period for book purposes, also known as a “naked credit deferred tax liability”, that cannot be considered as a source of income to recover the deferred tax asset. In addition, included in the net deferred tax liability as of May 31, 2023 and 2022 is a net deferred tax liability of $5.8 million and $8.8 million, respectively that was related to the stock acquisition of Eximo Medical Ltd. primarily related to book intangibles partially offset by tax net operating losses and capitalized R&D expenditures.
The Company's U.S. Federal net operating loss carryforwards as of May 31, 2023 after considering IRC Section 382 limitations are $169.7 million. The expiration of the Federal net operating loss carryforwards are as follows: $5.2 million between 2023 and 2024, $79.4 million between 2028 and 2037 and $85.1 million indefinitely.
The Company's state net operating loss carryforwards as of May 31, 2023 after considering remaining IRC Section 382 limitations are $24.1 million which expire in various years from 2029 to 2042. The Company has Israel tax net operating losses of $16.3 million that can be carried forward indefinitely.
Beginning in 2018, except for the Global Intangible Low-Taxed Income, the Company will no longer record United States federal income tax on its share of the income of its foreign subsidiaries, nor will it record a benefit for foreign tax credits related to that income. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would have no further federal income tax liability. The Company intends to indefinitely reinvest the unremitted foreign earnings of all other subsidiaries as of May 31, 2023, as well as all subsequent earnings generated by all of our foreign subsidiaries. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practical.

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
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of May 31, 2023. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
The Company's consolidated income tax expense has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to the Company's income before income taxes for the following reasons:

	Year ended May 31,
(in thousands)	2023	2022	2021
Income tax benefit at federal statutory tax rate of 21.0%, 21.0% and 21.0%, respectively	$(11,432)	$(6,289)	$(7,571)
State income taxes, net of Federal tax benefit	(353)	(536)	(462)
Impact of Non-U.S. operations	14	199	(293)
Research and development tax credit	(991)	395	(1,303)
Meals and entertainment	258	179	116
Goodwill impairment	3,055	—	—
Non-deductible executive compensation	366	686	107
Change in valuation allowance	5,556	3,168	3,921
Stock based compensation	505	(1,616)	526
Other	1,027	412	455
Income tax benefit	$(1,995)	$(3,402)	$(4,504)
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year ended May 31,
(in thousands)	2023	2022	2021
Unrecognized tax benefits balance at June 1	$464	$464	$464
Decrease in gross amounts of tax positions related to prior years due to U.S. tax reform	—	—	—
Decrease due to lapse in statute of limitations	—	—	—
Unrecognized tax benefits balance at May 31	$464	$464	$464
The table above includes unrecognized tax benefits associated with the calculation of limitations placed on the utilization of tax attributes related to an acquired company. If recognized, $0.5 million would result in adjustments to other tax accounts.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. There are no accrued interest and penalties recognized in the Consolidated Balance Sheets as of May 31, 2023 and May 31, 2022.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Fiscal years 2020 through 2022 remain open to examination by the various tax authorities.
The Company does not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

11. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

(in thousands)	May 31, 2023	May 31, 2022
Payroll and related expenses	$9,232	$20,232
Outside services	7,088	3,731
Royalties	2,874	2,986
Research and development	1,525	1,279
Accrued severance	262	59
Sales and franchise taxes	480	750
Rebates	469	511
Other	4,687	5,294
Total	$26,617	$34,842
12. LONG-TERM DEBT
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
As of May 31, 2023 there was $25.0 million outstanding on the Revolving Facility and $25.0 million outstanding on the Delayed Draw Term Loan and the interest rate at May 31, 2023 applicable to each was 6.73%. As of May 31, 2023 and May 31, 2022, the carrying value of long-term debt approximated its fair market value.

(in thousands)	May 31, 2023
Revolving Facility	$25,000
Delayed Draw Term Loan	25,000
Less: unamortized debit issuance costs	(182)
Total long-term debt	$49,818
The Company was in compliance with the Credit Agreement covenants as of May 31, 2023.
On June 8, 2023, AngioDynamics used a portion of the consideration received from the sale of the dialysis and BioSentry businesses to repay all amounts owed under AngioDynamics’ existing Credit Agreement, and as a result, the Credit Agreement was extinguished. Pursuant to the terms of the Credit Agreement, AngioDynamics had the option to repay this facility prior to the maturity date without penalty.
13. RETIREMENT PLANS
The Company has a 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by the Company. Matching contributions were $4.2 million, $4.3 million and $3.8 million in 2023, 2022 and 2021, respectively. There are also various immaterial foreign retirement plans.
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
Stock Options
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. On November 3, 2022 the Company's shareholders approved an amendment to the 2020 Plan to increase the reserve of shares of common stock available for future grants by 1,950,000 shares. As of May 31, 2023, there remained approximately 2.9 million shares available for future grants under the 2020 Plan.
Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.

The following table summarizes information about stock option activity for the fiscal year ended May 31, 2023:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year - June 1, 2022	2,346,248	$17.13
Granted	187,826	$21.54
Exercised	(47,824)	$14.79
Forfeited	(79,701)	$20.02
Expired	(200,000)	$12.14
Outstanding at end of year - May 31, 2023	2,206,549	$17.90	5.89	$—
Options exercisable at year-end	1,408,208	$17.12	4.77	$—
Options expected to vest in future periods	798,341	$19.28	7.86	$—
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
The Company measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during the years ended May 31, 2023, 2022 and 2021 was $9.27, $9.57, and $3.97, respectively. The following assumptions were used in arriving at the fair value of options granted during 2023, 2022 and 2021, respectively: risk-free interest rates of 3.20%, 0.92% and 0.34%; expected volatility of 44%, 41%, and 39%; and expected lives of 5.14 years, 5.05 years, and 4.96 years. The Company does not declare dividends therefore a dividend yield of zero was used for the years ended May 31, 2023, 2022 and 2021. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury bonds whose maturity period equals the expected term of the option. Expected volatilities are based on the historical volatility of the Company's stock. The expected option lives are based on historical experience of employee exercise behavior.
The total intrinsic value of options exercised during the years ended May 31, 2023, 2022 and 2021 was $0.2 million, $1.6 million, and $0.8 million, respectively. As of May 31, 2023, there was $3.9 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a weighted average period of 2 years.
Cash received from option exercises during 2023, 2022 and 2021 was $0.3 million, $2.7 million and $1.9 million, respectively. Due to the valuation allowance there was no tax benefit realized from stock option exercises during the years ended May 31, 2023, 2022 and 2021.
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
 The following table summarizes information about restricted stock unit activity for the year ended May 31, 2023:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year, June 1, 2022	670,017	$18.36
Granted	379,572	$19.99
Vested	(275,007)	$20.29
Canceled	(38,562)	$19.28
Non-vested at end of year, May 31, 2023	736,020
The fair value of each restricted stock unit is the market price of Company stock on the date of grant. The weighted average grant date fair value of restricted stock units granted during the years ended May 31, 2023, 2022 and 2021 was $19.99,

$26.24 and $10.40, respectively. The total intrinsic value of restricted stock units (meaning the fair value of the units on the date of vest) vesting during the years ended May 31, 2023, 2022 and 2021 was $5.6 million, $8.5 million, and $2.1 million, respectively. As of May 31, 2023, there was $9.1 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of 2 years.
The Company grants performance share awards to certain employees under the 2020 Plan, and historically under the 2004 Plan, which gives the recipients the right to receive shares of Company stock if certain criteria is met.

 The following table summarizes information about performance unit award activity for the year ended May 31, 2023:

	Performance Unit Awards	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year, June 1, 2022	449,473	$17.02
Granted	175,386	$21.53
Vested	(45,008)	$20.54
Canceled	(31,321)	$20.16
Non-vested at end of year, May 31, 2023	548,530	$19.23
During fiscal years 2023, 2022 and 2021, the Company granted performance unit awards. Performance unit awards subject to vesting are based on the Company's level of attainment of the performance targets which are set for each of the three performance years along with continued employment of the grantee. At the end of the three year period, the vested shares are subject to modification based on the Company’s TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year period.
In order to estimate the fair value of such awards, a Monte Carlo Simulation valuation model on the date of the grant was used. For the years ended May 31, 2023, 2022 and 2021, the weighted average grant date fair market value for new grants was $23.71, $28.93 and $9.72, respectively. Compensation cost is recognized over the performance period which is typically three years. As of May 31, 2023, there was $2.4 million of unrecognized compensation cost which is expected to be recognized over a weighted average period of 1 year.
Compensation Expense
The following tables represents the break out of stock-based compensation included in the Company's Consolidated Statement of Operations:

	Year ended May 31,
(in thousands)	2023	2022	2021
Cost of sales	$793	$827	$768
Research and development	1,459	1,298	1,152
Sales and marketing	2,922	2,568	1,641
General and administrative	5,984	5,999	5,064
	$11,158	$10,692	$8,625
The income tax benefit on the compensation expense recognized for all stock-based compensation arrangements was $2.6 million, $2.5 million and $2.0 million for the years ended May 31, 2023, 2022 and 2021, respectively. The income tax benefit for 2023, 2022 and 2021 are negated by the full valuation allowance recorded against the deferred tax assets.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Stock Purchase Plan”) provides a means by which employees (the “participants”) are given an opportunity to purchase the Company's common stock through payroll deductions. A total of 5,000,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan. Shares are offered through two purchase periods, each with duration of approximately 6 months, commencing on the first business day of the first and third fiscal quarters. An employee is eligible to participate in an offering period if, on the first day of an offering period, he or she has been employed in a full-time capacity for at least six months, with a customary working schedule of 20 or more hours per week and more than five months in a calendar year. Employees who own stock possessing 5% or more of the total combined voting power or value of all classes of stock are not eligible to participate in the Stock Purchase Plan. The purchase price of the shares of common stock acquired on each purchase date will be the lower of (i) 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of common stock on the last day of the purchase period, subject to adjustments made by the Board of Directors. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. During the years ended May 31, 2017, 2019 and 2021, an additional 500,000, 1,000,000 and 500,000 shares of the Company's common stock, respectively, were reserved for issuance under the Stock Purchase Plan. On November 3, 2022 the Company's shareholders approved an amendment to the employee stock purchase plan to increase the reserve of shares of common stock available for future grants by 1,000,000 shares.
The Company uses the Black-Scholes option-pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognize expense related to shares purchased ratably over the offering period. During the years ended May 31, 2023, 2022 and 2021, 149,778, 98,586 and 164,194 shares, respectively, were issued at an average price of $13.67, $19.02 and $7.95, respectively, under the Stock Purchase Plan. As of May 31, 2023, 3.2 million shares remained available for future purchases under the Stock Purchase Plan.
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
The following table reconciles basic to diluted weighted average shares outstanding:

	Year ended May 31,
	2023	2022	2021
Basic	39,480,367	39,009,419	38,342,476
Effect of dilutive securities	—	—	—
Diluted	39,480,367	39,009,419	38,342,476

Securities excluded as their inclusion would be anti-dilutive	3,491,099	3,465,738	3,285,354
16. LEASES
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
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	May 31, 2023	May 31, 2022
Assets
Operating lease ROU assets	Other assets	$5,113	$6,974
Liabilities
Current operating lease liabilities	Other current liabilities	1,922	2,560
Non-current operating lease liabilities	Other long-term liabilities	3,316	4,703
Total lease liabilities		$5,238	$7,263
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

	May 31, 2023	May 31, 2022
Weighted average remaining term (in years)	3.05	3.25
Weighted average discount rate	4.1%	3.8%
The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	May 31, 2023
2024	$2,097
2025	1,621
2026	1,329
2027	375
2028 and thereafter	174
Total lease payments	$5,596
Less: Imputed Interest	358
Total lease obligations	$5,238
Less: Current portion of lease obligations	1,922
Long-term lease obligations	$3,316
During the years ended May 31, 2023 and May 31, 2022, the Company recognized operating lease expense, which includes immaterial short-term leases, of $2.7 million and $2.8 million, respectively. The expenses on the Consolidated Statement of Operations were classified as follows:

(in thousands)	May 31, 2023	May 31, 2022
Cost of sales	$881	$890
Research and development	193	257
Sales and marketing	162	160
General and administrative	1,458	1,495
	$2,694	$2,802
8
The following table presents supplemental cash flow and other information related to leases:

(in thousands)	May 31, 2023	May 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,742	$2,723
ROU assets obtained in exchange for lease liabilities
Operating leases	840	36

17. COMMITMENTS AND CONTINGENCIES
Other Commitments and Contingencies
The following table summarizes the Company's other future commitments and contingencies as of May 31, 2023:

(in thousands)	Total	2024	2025	2026	2027	2028 and thereafter
Purchase obligations (1)	$3,166	$3,166	$—	$—	$—	$—
Royalties (2)	39,840	3,640	3,640	3,640	3,640	25,280
	$43,006	$6,806	$3,640	$3,640	$3,640	$25,280
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
C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 7,785,302 ("302"), 7,959,615 (“615”) and 7,947,022 ("022")). The case was stayed pending reexamination in the US Patent and Trademark Office ("USPTO"). Following the reexamination proceedings, and the parties’ related appeals to the Federal Circuit which resulted in further proceedings at the USPTO, certain claims of the 615 patent were held invalid, while the remaining claims of the 615 patent and the other two patents were upheld over the prior art references considered in the reexamination proceedings. Thereafter, the case was transferred from the District of Utah to the United States District Court for the District of Delaware (“District of Delaware”). On July 22, 2021, in another case against a different defendant, the District of Utah invalidated multiple claims of the ‘302, ‘022, and ‘615 Patents under 35 USC §101, including claims asserted against the Company. On December 27, 2021, the District of Delaware stayed the case pending the Federal Circuit's resolution of Bard's appeal from the Utah Decision. On February 17, 2023, the Federal Circuit Reversed-in-Part, Vacated-in-Part, and Remanded the Utah Decision. The District of Delaware lifted the stay on February 28, 2023 and held a status conference on March 23, 2023. A scheduling order has been entered, and a jury trial is currently scheduled for April 29, 2024. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, Bard and Bard Peripheral Vascular filed suit in the District of Delaware claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 8,475,417, 8,545,460, 8,805,478). The case proceeded through trial which began on March 4, 2019. At the close of Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law as well as its motions for summary judgment on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed. Bard appealed the judgment to the Federal Circuit and on November 10, 2020, the Federal Circuit reversed the judgment in part with respect to Section 101 (subject matter eligibility), and vacated and remanded the trial court’s invalidity and non-infringement judgments. Following remand from the Federal Circuit, a jury trial commenced in the District of Delaware beginning November 14, 2022. On November 22, 2022, a jury entered a verdict finding that certain of the Company’s implantable port products infringe certain claims of U.S. patents held by Bard. The issue of damages was bifurcated by the Court during trial and was not determined by the jury. On June 1, 2023, following post-trial briefing, the Court issued its decision on the Company’s Renewed Judgement as a Matter of Law. The Court held the asserted patent claims were invalid as anticipated, indefinite, ineligible, and not willfully infringed. The Court entered Judgment the same day in favor of the Company. Bard has filed a Notice of Appeal to the Federal Circuit. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 8, 2021, Bard filed suit in the District of Delaware asserting certain of the Company’s port products (including certain related infusion sets) infringe U.S. Patent Nos. 8,025,639, 9,603,992 and 9,603,993. On December 27, 2021, the District of Delaware stayed the case pending the Federal Circuit's resolution of Bard's appeal of the Utah decision invalidating multiple claims of the ‘302, ‘022, and ‘615 patents under 35 USC §101. Following the Federal Circuit’s decision on appeal, the District of Delaware lifted the stay on February 28, 2023, and held a scheduling conference on March 23, 2023. A scheduling order has been entered, and a jury trial is currently scheduled for June 9, 2025. The Company maintains its belief that Bard's claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
18. SEGMENTS AND GEOGRAPHIC INFORMATION
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
The Company manages its assets on a total company basis, not by operating segment; therefore, the CEO does not review any asset information by operating segment and, accordingly, asset information is not reported or evaluated by operating segment. Total assets were $532.6 million as of May 31, 2023.
The table below summarizes net sales and gross margin by Med Tech and Med Device including prior periods during which the Company considered the business to be a single operating segment, in order to conform to the current period presentation:

	Year ended May 31,
(in thousands)	2023	2022	2021

Med Tech Net Sales	$96,687	$78,717	$55,731
Gross Profit	$61,966	$52,584	$39,544
Gross Margin	64.1%	66.8%	71.0%

Med Device Net Sales	$242,065	$237,502	$235,279
Gross Profit	$112,280	$113,148	$117,244
Gross Margin	46.4%	47.6%	49.8%

Total Net Sales	$338,752	$316,219	$291,010
Gross Profit	$174,246	$165,732	$156,788
Gross Margin	51.4%	52.4%	53.9%
Geographic information
The table below summarizes net sales by geographic area based on external customer location:

	Year ended May 31,
(in thousands)	2023	2022	2021
Net sales by Geography
United States	$282,713	$265,963	$237,043
International	56,039	50,256	53,967
Total	$338,752	$316,219	$291,010

For fiscal years 2023, 2022 and 2021, international sales as a percentage of total net sales were 17%, 16% and 19%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales. 85% of long-lived assets are located within the United States.
19. ACQUISITION, RESTRUCTURING AND OTHER ITEMS, NET
Acquisition, restructuring and other items, net consisted of:

	Year ended May 31,
(in thousands)	2023	2022	2021
Legal (1)	$9,998	$7,625	$6,161
Mergers and acquisitions (2)	368	59	1
Transition service agreement (3)	—	—	(1,032)
Divestiture (4)	—	—	393
Intangible and other asset impairment (5)	—	—	13,953
Israeli Innovation Authority prepayment (6)	3,544	—	—
Manufacturing Relocation (7)	1,091	644	—
Other	632	714	756
Total	$15,633	$9,042	$20,232
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
(6) In the first quarter of fiscal year 2023, a $3.5 million payment was made to the Israeli Innovation Authority to fully satisfy the obligation related to grant funds that were provided to Eximo for development of the Auryon laser prior to the acquisition in the second quarter of fiscal year 2020.
(7) Expenses to relocate certain manufacturing lines from Queensbury, NY to Alajuela, Costa Rica.
Included in legal for fiscal year 2021 is a $1.0 million settlement expense. The settlement received partially offset legal expenses paid related to the settlement proceedings.
20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of accumulated other comprehensive income (loss), net of tax, are as follows:

(in thousands)	Foreign currency translation gain (loss)
Balance at May 31, 2021	$3,153
Other comprehensive income, net of tax	(1,796)
Net other comprehensive loss	$(1,796)
Balance at May 31, 2022	$1,357
Other comprehensive income, net of tax	(6,080)
Net other comprehensive loss	$(6,080)
Balance at May 31, 2023	$(4,723)
21. SUBSEQUENT EVENTS
On June 8, 2023, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with Merit Medical Systems, Inc. pursuant to which Merit acquired the dialysis product portfolio and BioSentry tract sealant system biopsy businesses for $100.0 million in cash. The Company and Merit entered into various agreements to facilitate the transition to Merit, including a Transactions Services Agreement and Contract Manufacturing Agreement. The Company determined that the sale of the businesses did not constitute a strategic shift that had a major effect on the Company’s operations or financial results and as a result, this transaction will not be classified as discontinued operations.

On June 8, 2023, AngioDynamics used a portion of the consideration received in connection with the Transaction to repay all amounts owed under AngioDynamics’ existing Credit Agreement, dated as of August 30, 2022, with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and KeyBank National Association, as co-syndication agents, and JPMorgan Chase Bank N.A., as sole bookrunner and sole lead arranger, and as a result, the Credit Agreement was extinguished. Pursuant to the terms of the Credit Agreement, AngioDynamics had the option to repay this facility prior to the maturity date without penalty.

AngioDynamics, Inc. and Subsidiaries

(in thousands)	SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
Description	Balance at Beginning of Year	Additions - Charged to costs and expenses	Deductions	Balance at End of Period
Year Ended May 31, 2021
Allowance for deferred tax asset	$13,114	$3,921	$—	$17,035
Allowance for sales returns and doubtful accounts	$2,150	$1,833	$(2,064)	$1,919
Year Ended May 31, 2022
Allowance for deferred tax asset	$17,035	$3,168	$—	$20,203
Allowance for sales returns and doubtful accounts	$1,919	$343	$(323)	$1,939
Year Ended May 31, 2023
Allowance for deferred tax asset	$20,203	$5,556	$—	$25,759
Allowance for sales returns and doubtful accounts	$1,939	$457	$(246)	$2,150

EXHIBITS

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
2.2	Stock Purchase Agreement, dated as of October 8, 2012, by and among AngioDynamics, Inc., Vortex Medical, Inc. (“Vortex”), the stockholders of Vortex set forth on the signature pages thereto, the option holders of Vortex set forth on the signature pages thereto and CHTP Management Services, Inc., as sellers’ representative.	8-K	2.1	October 12, 2012
2.3	Asset Purchase Agreement dated as of April 17, 2019 by and between AngioDynamics, Inc. and Medline Industries Inc.	8-K	2.1	April 18, 2019
2.4	Asset Purchase Agreement dated as of June 8, 2023 by and between AngioDynamics, Inc. and Merit Medical Systems, Inc.	8-K	2.4	June 14, 2023
3.1.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	October 7, 2005
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AngioDynamics, Inc.	10-K	3.1.2	August 10, 2015
3.2	Second Amended and Restated By-Laws, effective October 16, 2015.	8-K	10.1	October 21, 2015
10.1.3	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (as amended).	DEF 14A		August 30, 2018
10.1.6	AngioDynamics 2017 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1	September 29, 2017
10.1.7	AngioDynamics 2018 Total Shareholder Return Performance Unit Agreement Program.	10-K	10.1.7	July 23, 2018
10.1.8	AngioDynamics 2019 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1.8	January 8, 2020
10.1.9	AngioDynamics, Inc. 2020 Stock and Incentive Award Plan	DEF 14A		September 3, 2020
10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (as amended).	DEF 14A		September 3, 2020
10.3	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-Q	10.1	October 12, 2004
10.3.1	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-K	10.3.1	July 23, 2018
10.4.3	Form of 2016 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-Q	10.2	October 5, 2016
10.4.4	Form of 2017 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-Q	10.2	September 29, 2017
10.4.5	Form of 2018 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-K	10.4.5	July 23, 2018
10.4.6	Form of 2020 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan	10-Q	10.4.6	January 8, 2021
10.4.7	Form of Performance Share Award Agreement pursuant to the 2020 Stock and Incentive Award Plan	10-Q	10.4.7	September 30, 2021
10.5	Form of Restricted Stock Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	8-K	10.3	May 12, 2005
10.6	Rita Medical Systems, Inc. 1994 Incentive Stock Plan.	S-1	10.2	May 3, 2000

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
10.7	Horizon Medical Products, Inc. 1998 Stock Incentive Plan.	S-1	10.11	February 13, 1998
10.8	Rita Medical Systems, Inc. 2000 Stock Plan.	S-1/A	10.3	June 14, 2000
10.9	Rita Medical Systems, Inc. 2000 Directors’ Stock Plan, as amended on June 8, 2005.	S-8	99.2	July 8, 2005
10.10	Rita Medical Systems, Inc. 2005 Stock and Incentive Plan.	S-8	99.1	July 8, 2005
10.11	Form of Indemnification Agreement of AngioDynamics, Inc.	8-K	10.1	May 12, 2006
10.11.1	Employment Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.1	April 6, 2016
10.12	Change in Control Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.2	April 6, 2016
10.12.2	Form of Severance Agreement of AngioDynamics, Inc.	10-K	10.12.2	August 10, 2020
10.13	Form of Change in Control Agreement.	10-K/A	10.13	January 12, 2015
10.14	Performance Share Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.3	April 6, 2016
10.15	AngioDynamics, Inc. Total Shareholder Return Performance Share Award Program - Performance Period Ending July 2019.	8-K	10.4	April 6, 2016
10.16	Stock Option Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.5	April 6, 2016
10.17	Restricted Stock Unit Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.6	April 6, 2016
10.18	Separation Agreement and General Release, dated April 22, 2016, between AngioDynamics, Inc. and Joseph M. DeVivo.	8-K	10.1	April 27, 2016
10.19	Amended and Restated Change in Control Agreement, by and between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.1	February 3, 2021
10.2	Form of Amended and Restated Change in Control Agreement with AngioDynamics, Inc.	8-K	10.2	February 3, 2021
14	Code of Ethics.	10-K	14	October 1, 2021
21	Subsidiaries
23	Consent of Deloitte & Touche LLP, an independent registered public accounting firm.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Documents
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Documents
101.PRE	XBRL Presentation Linkbase Documents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.
Date:	August 3, 2023	By:	/S/ HOWARD W. DONNELLY
Howard W. Donnelly, Chairman of the Board, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 3, 2023	/S/ HOWARD W. DONNELLY
Howard W. Donnelly,
Chairman of the Board, Director

Date:	August 3, 2023	/S/ JAMES C. CLEMMER
James C. Clemmer,
President, Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2023	/S/ STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge,
Executive Vice President, Chief Financial Officer, (Principal Financial and Accounting Officer)

Date:	August 3, 2023	/S/ WESLEY E. JOHNSON, JR.
Wesley E. Johnson, Jr.,
Director

Date:	August 3, 2023	/S/ DENNIS S. METENY
Dennis S. Meteny,
Director

Date:	August 3, 2023	/S/ JAN S. REED
Jan S. Reed,
Director

Date:	August 3, 2023	/S/ EILEEN O. AUEN
Eileen O. Auen,
Director

Date:	August 3, 2023	/S/ KAREN A. LICITRA
Karen A. Licitra,
Director

Date:	August 3, 2023	/S/ MICHAEL E. TARNOFF
Michael E. Tarnoff,
Director

Date:	August 3, 2023	/S/ LORINDA A. BURGESS
Lorinda A. Burgess
Director