Form 10-Q
period 2023-08-31
ANGIODYNAMICS INC
filed 2023-10-05
CIK 1275187

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2023
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

Table of Content

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 3, 2023
Common Stock, par value $.01	39,846,641

Table of Content
AngioDynamics, Inc. and Subsidiaries

Table of Content
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended
	Aug 31, 2023	Aug 31, 2022
Net sales	$78,679	$81,537
Cost of sales (exclusive of intangible amortization)	38,619	39,232
Gross profit	40,060	42,305
Operating expenses:
Research and development	7,941	8,333
Sales and marketing	27,368	26,543
General and administrative	10,856	10,101
Amortization of intangibles	3,625	4,837
Change in fair value of contingent consideration	(130)	211
Acquisition, restructuring and other items, net	3,212	5,581
Total operating expenses	52,872	55,606
Gain on sale of assets	47,842	—
Operating income (loss)	35,030	(13,301)
Other expense:
Interest income (expense), net	119	(381)
Other expense, net	(288)	(175)
Total other expense, net	(169)	(556)
Income (loss) before income tax benefit	34,861	(13,857)
Income tax benefit	(11,023)	(853)
Net income (loss)	$45,884	$(13,004)
Earnings (loss) per share
Basic	$1.15	$(0.33)
Diluted	$1.15	$(0.33)
Weighted average shares outstanding
Basic	39,842	39,302
Diluted	39,968	39,302
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2023	Aug 31, 2022
Net income (loss)	$45,884	$(13,004)
Other comprehensive loss, before tax:
Foreign currency translation loss	(930)	(550)
Other comprehensive loss, before tax	(930)	(550)
Income tax expense related to items of other comprehensive loss	—	—
Other comprehensive loss, net of tax	(930)	(550)
Total comprehensive income (loss), net of tax	$44,954	$(13,554)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Aug 31, 2023	May 31, 2023
Assets
Current assets
Cash and cash equivalents	$57,586	$44,620
Accounts receivable, net of allowances of $1,878 and $2,150 respectively	49,755	52,826
Inventories	59,972	55,325
Prepaid expenses and other	8,162	4,617
Current assets held for sale	—	6,154
Total current assets	175,475	163,542
Property, plant and equipment, net	43,356	44,384
Intangible assets, net	106,671	111,144
Goodwill	159,017	159,238
Other assets	9,430	10,676
Non-current assets held for sale	—	43,653
Total assets	$493,949	$532,637
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$24,807	$40,445
Accrued liabilities	26,079	26,617
Current portion of contingent consideration	4,729	14,761
Other current liabilities	1,837	2,002
Total current liabilities	57,452	83,825
Long-term debt	—	49,818
Deferred income taxes	1,279	12,813
Contingent consideration, net of current portion	4,438	4,535
Other long-term liabilities	2,976	3,350
Total liabilities	66,145	154,341
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 40,586,641 and 39,981,422 shares issued and 40,216,641 and 39,611,422 shares outstanding at August 31, 2023 and May 31, 2023, respectively	383	382
Additional paid-in capital	603,759	599,206
Accumulated deficit	(164,971)	(210,855)
Treasury stock, 370,000 shares at August 31, 2023 and May 31, 2023, respectively	(5,714)	(5,714)
Accumulated other comprehensive income	(5,653)	(4,723)
Total Stockholders’ Equity	427,804	378,296
Total Liabilities and Stockholders' Equity	$493,949	$532,637
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2023	Aug 31, 2022
Cash flows from operating activities:
Net income (loss)	$45,884	$(13,004)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,688	7,660
Non-cash lease expense	476	621
Stock based compensation	4,144	3,024
Gain on disposal of assets	(47,842)	—
Transaction costs for disposition	(2,427)	—
Change in fair value of contingent consideration	(130)	211
Deferred income taxes	(11,415)	(907)
Change in accounts receivable allowances	(78)	45
Fixed and intangible asset impairments and disposals	65	87
Write-off of other assets	869	—
Other	(9)	(96)
Changes in operating assets and liabilities:
Accounts receivable	3,157	(1,425)
Inventories	(4,574)	(6,238)
Prepaid expenses and other	(4,168)	(5,733)
Accounts payable, accrued and other liabilities	(16,539)	(8,990)
Net cash used in operating activities	(25,899)	(24,745)
Cash flows from investing activities:
Additions to property, plant and equipment	(791)	(809)
Additions to placement and evaluation units	(767)	(2,227)
Acquisition of intangibles	—	(540)
Proceeds from sale of assets	100,000	—
Net cash provided by (used in) investing activities	98,442	(3,576)
Cash flows from financing activities:
Repayment of long-term debt	(50,000)	(45,000)
Proceeds from borrowings on long-term debt	—	70,000
Deferred financing costs on long-term debt	—	(706)
Payment of acquisition related contingent consideration	(10,000)	—
Proceeds from exercise of stock options and employee stock purchase plan	410	82
Net cash (used in) provided by financing activities	(59,590)	24,376
Effect of exchange rate changes on cash and cash equivalents	13	(316)
Increase (decrease) in cash and cash equivalents	12,966	(4,261)
Cash and cash equivalents at beginning of period	44,620	28,825
Cash and cash equivalents at end of period	$57,586	$24,564

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$(68)	$426
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2023	39,981,422	$382	$599,206	$(210,855)	$(4,723)	(370,000)	$(5,714)	$378,296
Net income				45,884				45,884
Issuance/Cancellation of restricted stock units	386,031		(280)					(280)
Issuance/Cancellation of performance share units	87,377		(210)					(210)
Purchases of common stock under ESPP	131,811	1	899					900
Stock-based compensation			4,144					4,144
Other comprehensive loss, net of tax					(930)			(930)
Balance at August 31, 2023	40,586,641	$383	$603,759	$(164,971)	$(5,653)	(370,000)	$(5,714)	$427,804

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2022	39,541,173	$380	$586,879	$(158,413)	$1,357	(370,000)	$(5,714)	$424,489
Net loss				(13,004)				(13,004)
Exercise of stock options	6,617		(29)					(29)
Issuance/Cancellation of restricted stock units	213,241		(648)					(648)
Issuance/Cancellation of performance share units	29,826		(312)					(312)
Purchases of common stock under ESPP	56,894	1	1,070					1,071
Stock-based compensation			3,024					3,024
Other comprehensive loss, net of tax					(550)			(550)
Balance at August 31, 2022	39,847,751	$381	$589,984	$(171,417)	$807	(370,000)	$(5,714)	$414,041

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended August 31, 2023 and 2022, the Consolidated Balance Sheet as of August 31, 2023, the Consolidated Statements of Cash Flows for the three months ended August 31, 2023 and 2022, and the Consolidated Statements of Stockholders’ Equity for the three months ended August 31, 2023 and 2022 have been prepared by the Company and are unaudited. The Consolidated Balance Sheet as of May 31, 2023 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended August 31, 2023 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three months ended August 31, 2023 and 2022 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries (collectively, the "Company", "we", "our" or "us"). All intercompany balances and transactions have been eliminated.
2. DIVESTITURES
Pursuant to an asset purchase agreement dated June 8, 2023 (the "Asset Purchase Agreement"), the Company completed the sale of the dialysis and BioSentry tract sealant system biopsy businesses (the "Divestiture") to Merit Medical Systems, Inc. ("Merit"). Total consideration received by the Company for the Divestiture in the first quarter of fiscal year 2024 was $100.0 million in cash and resulted in a pre-tax book gain of $47.8 million.
The Company and Merit entered into various agreements to facilitate the transition of the divested businesses to Merit, including a Transition Services Agreement and Contract Manufacturing Agreement. The Company determined that the sale of the businesses did not constitute a strategic shift that had a major effect on the Company's operations or financial results and as a result, this transaction will not be classified as discontinued operations.
The following table summarizes the major classes of assets sold on the date of the sale:

(in thousands)	As of June 8, 2023
Current assets:
Inventories	$4,068
Prepaid expenses and other	2,000
Total current assets	$6,068
Non-current assets:
Property, plant and equipment, net	$54
Intangible assets, net	17,629
Goodwill	25,980
Total non-current assets	$43,663
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

Table of Content
Disaggregation of Revenue
The following table summarizes net sales by Med Tech, Med Device and by geography:

	Three Months Ended August 31, 2023			Three Months Ended August 31, 2022
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$22,242	$3,618	$25,860	$20,442	$2,375	$22,817
Med Device	42,157	10,662	52,819	48,581	10,139	58,720
Total	$64,399	$14,280	$78,679	$69,023	$12,514	$81,537
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

Table of Content
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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the three months ended August 31, 2023, such product returns were not material.
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Aug 31, 2023	May 31, 2023
Receivables	$49,755	$52,826
Contract assets	$—	$—
Contract liabilities	$433	$499
During the three months ended August 31, 2023, the Company had immaterial additions to contract liabilities. This was offset by $0.1 million in revenue that was recognized during the three months ended August 31, 2023.
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

Table of Content
4. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Aug 31, 2023	May 31, 2023
Raw materials	$30,737	$28,679
Work in process	8,162	6,708
Finished goods	21,073	19,938
Inventories	$59,972	$55,325
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow-moving inventory. The total inventory reserve at August 31, 2023 and May 31, 2023 was $3.1 million and $3.1 million, respectively.

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
In the fourth quarter of fiscal year 2023, the Company concluded that the sale of the dialysis and BioSentry businesses to Merit Medical Systems, Inc. was a triggering event for the Med Device report unit. As the Company concluded that this was the sale of a business, goodwill was allocated to the sale based on the relative fair value of the dialysis and BioSentry businesses and is included in assets held for sale as of May 31, 2023. To determine the fair value of the remaining Med Device reporting unit as of May 31, 2023, the Company utilized the income approach, as it was determined to be a better representation of the remaining Med Device reporting unit's projected long-term performance. Based on the results of this evaluation, the Company recorded a goodwill impairment charge of $14.5 million for the year ended May 31, 2023 to write down the carrying value of the Med Device reporting unit to fair value.
Goodwill for each reporting unit is allocated as follows:

	Three months ended Aug 31, 2023
(in thousands)	Med Tech	Med Device	Total
Balance, June 1, 2023	$159,238	$—	$159,238
Foreign currency translation adjustments	(221)	—	(221)
Balance, August 31, 2023	$159,017	$—	$159,017
There were no adjustments to goodwill for the three months ended August 31, 2023 other than foreign currency translation adjustments.
Even though the Company determined that there was no goodwill impairment at August 31, 2023, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that one of the reporting units or a significant portion of either of the reporting units will be sold or disposed of, would require an interim assessment for the reporting units prior to the next required annual assessment as of April 30, 2024.
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

Table of Content
that the carrying value of the assets or asset groups may not be recoverable. If an intangible asset or asset group is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
Intangible assets consisted of the following:

	Aug 31, 2023
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$210,589	$(120,652)	$89,937
Customer relationships	57,528	(41,714)	15,814
Trademarks	7,450	(6,689)	761
Licenses	4,837	(4,678)	159
	$280,404	$(173,733)	$106,671

	May 31, 2023
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$211,751	$(118,314)	$93,437
Customer relationships	57,509	(40,755)	16,754
Trademarks	7,450	(6,660)	790
Licenses	4,837	(4,674)	163
	$281,547	$(170,403)	$111,144
Amortization expense for the three months ended August 31, 2023 and 2022 was $3.6 million and $4.8 million, respectively.
Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
Remainder of 2024	$10,727
2025	14,303
2026	14,122
2027	13,980
2028	10,749
2029 and thereafter	42,790
$106,671

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Aug 31, 2023	May 31, 2023
Payroll and related expenses	$10,803	$9,232
Outside services	5,593	7,088
Royalties	1,649	2,874
Research and development	1,847	1,525
Sales and franchise taxes	1,088	480
Accrued payroll taxes	484	441
Rebates	485	469
Accrued Freight	450	450
Deferred Warranties	492	475
Accrued severance	179	262
Other	3,009	3,321
	$26,079	$26,617

Table of Content

7. LONG-TERM DEBT
On June 8, 2023 and in connection with the completion of the dialysis and BioSentry divestiture, the Company repaid all amounts outstanding under its then existing Credit Agreement, dated as of August 30, 2022, with the lender parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and KeyBank National Association, as co-syndication agents, and JPMorgan Chase Bank, N.A. as sole bookrunner and sole lead arranger (the "Credit Agreement"), and as a result, the Credit Agreement was extinguished. Pursuant to the terms of the Credit Agreement, AngioDynamics had the option to repay this facility prior to the maturity date without penalty.

8. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 32.0% as of the first quarter of fiscal year 2024, as compared to 5.5% for the same period in fiscal year 2023. In fiscal year 2024, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of August 31, 2023. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

9. SHARE-BASED COMPENSATION
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. On November 3, 2022 the Company's shareholders approved an amendment to the 2020 Plan to increase the reserve of shares of common stock available for future grants by 1,950,000 shares. As of August 31, 2023, there was a maximum of 1.1 million shares of common stock available for future grant under the 2020 Plan.
Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.
The Company also has an employee stock purchase plan. On November 3, 2022 the Company's shareholders approved an amendment to the employee stock purchase plan to increase the reserve of shares of common stock available for future grants by 1,000,000 shares. As of August 31, 2023, there was a maximum of 3.0 million shares of common stock available for future grant under the employee stock purchase plan.
For the three months ended August 31, 2023 and 2022, share-based compensation expense was $4.1 million and $3.0 million, respectively.
During the three months ended August 31, 2023 and 2022, the Company granted stock options and restricted stock units under the 2020 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Generally, restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award. In July 2023, the Board of Directors approved a change in terms of restricted stock units granted to non-employee directors to provide for immediate vesting upon grant of the award.

Table of Content
During the three months ended August 31, 2023 and 2022, the Company granted performance share units under the 2020 Plan to certain employees. The awards may be earned by achieving performance levels over the requisite service period. The performance criteria are based on achieving certain performance targets and the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards is based on a Monte Carlo simulation model.
As of August 31, 2023, there was $25.3 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The Company has sufficient shares to satisfy expected share-based payment arrangements.
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
The following table reconciles basic to diluted weighted-average shares outstanding:

	Three Months Ended
(in thousands)	Aug 31, 2023	Aug 31, 2022
Basic	39,842	39,302
Effect of dilutive securities	126	—
Diluted	39,968	39,302

Securities excluded as their inclusion would be anti-dilutive	3,401	3,821

11. SEGMENT AND GEOGRAPHIC INFORMATION
Segment information
The Company regularly reviews its segments and the approach used by the chief operating decision maker, the President and Chief Executive Officer ("CEO"), and management to evaluate performance and allocate resources. The Company manages its operations through two segments, Med Tech and Med Device. The CEO evaluates these two segments based on net sales and gross margin to, among other items, allocate resources and assess performance. Executives reporting to the CEO include those responsible for commercial operations, manufacturing operations, regulatory and quality and certain corporate functions. The CEO evaluates all other elements of profitability, investment and cash flow metrics on a consolidated global basis due to shared infrastructure and resources.
The Company manages its assets on a total company basis, not by operating segment; therefore, the CEO does not review any asset information by operating segment and, accordingly, asset information is not reported or evaluated by operating segment. Total assets were $493.9 million as of August 31, 2023.
The table below summarizes net sales and gross margin by Med Tech and Med Device:

Table of Content

	Three Months Ended
(in thousands)	Aug 31, 2023	Aug 31, 2022

Med Tech Net Sales	$25,860	$22,817
Gross profit	16,727	14,429
Gross margin	64.7%	63.2%

Med Device Net Sales	$52,819	$58,720
Gross profit	23,333	27,876
Gross margin	44.2%	47.5%

Total Net Sales	$78,679	$81,537
Gross profit	40,060	42,305
Gross margin	50.9%	51.9%
Geographic information
The table below summarizes net sales by geographic area based on external customer location:

	Three Months Ended
(in thousands)	Aug 31, 2023	Aug 31, 2022
Net Sales
United States	$64,399	$69,023
International	14,280	12,514
Total	$78,679	$81,537
For the three months ended August 31, 2023 and 2022, international sales as a percentage of total net sales were 18.1% and 15.3%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales and 83% of long-lived assets are located within the United States.

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

Table of Content
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:			Fair Value at Aug 31, 2023
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$9,167	$9,167
Total Financial Liabilities	$—	$—	$9,167	$9,167

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2023
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$19,296	$19,296
Total Financial Liabilities	$—	$—	$19,296	$19,296
There were no transfers between Level 1, 2 and 3 for the three months ended August 31, 2023 and 2022.
The table below presents the changes in fair value components of Level 3 instruments:

Three Months Ended Aug 31, 2023
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2023	$19,296
Change in present value of contingent consideration (1)	(130)
Currency gain from remeasurement	1
Contingent consideration payment	(10,000)
Balance, August 31, 2023	$9,167
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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of August 31, 2023:

Table of Content

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$9,167	Discounted cash flow	Discount rate	10%
			Probability of payment	90% - 100%
			Projected fiscal year of payment	2024 - 2025
At August 31, 2023, the amount of undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $10.0 million. The milestones, including revenue projections and technical milestones associated with the contingent consideration, must be reached in future periods ranging from fiscal years 2024 to 2029 in order for the associated consideration to be paid.

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
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	Aug 31, 2023	May 31, 2023
Assets
Operating lease ROU asset	Other assets	$4,584	$5,113
Liabilities
Current operating lease liabilities	Other current liabilities	1,758	1,922
Non-current operating lease liabilities	Other long-term liabilities	2,942	3,316
Total lease liabilities		$4,700	$5,238
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

Aug 31, 2023
Weighted average remaining term (in years)	2.91
Weighted average discount rate	4.6%
The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	Aug 31, 2023
Remainder of 2024	$1,523
2025	1,583
2026	1,355
2027	400
2028 and thereafter	174
Total lease payments	$5,035
Less: Imputed Interest	335
Total lease obligations	$4,700
Less: Current portion of lease obligations	1,758
Long-term lease obligations	$2,942

Table of Content
During the three months ended August 31, 2023 and 2022, the Company recognized $0.6 million and $0.7 million of operating lease expense, respectively, which includes immaterial short-term leases. The expenses on the Consolidated Statement of Operations were classified as follows:

	Three Months Ended
(in thousands)	Aug 31, 2023	Aug 31, 2022
Cost of sales	$197	$219
Research and development	58	51
Sales and marketing	40	39
General and administrative	332	360
	$627	$669
The following table presents supplemental cash flow and other information related to leases:

	Three Months Ended
(in thousands)	Aug 31, 2023	Aug 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$532	$691
ROU assets obtained in exchange for lease liabilities
Operating leases	$381	$—

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

On March 10, 2015, Bard and Bard Peripheral Vascular filed suit in the District of Delaware claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 8,475,417, 8,545,460, 8,805,478). The case proceeded through trial which began on March 4, 2019. At the close of Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law as well as its motions for summary judgment on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed. Bard appealed the judgment to the Federal Circuit and on November 10, 2020, the Federal Circuit reversed the judgment in part with respect to Section 101 (subject matter eligibility), and vacated and remanded the trial court’s invalidity and non-infringement judgments. Following remand from the Federal Circuit, a jury trial commenced in the District of Delaware beginning November 14, 2022. On November 22, 2022, a jury entered a verdict finding that certain of the Company’s implantable port products infringe certain claims of U.S. patents held by Bard. The issue of damages was bifurcated by the Court during trial, and was not determined by the jury. On June 1,

Table of Content
2023, following post-trial briefing, the Court issued its decision on the Company's Renewed Judgement as a Matter of Law. The Court held the asserted patent claims were invalid as anticipated, indefinite, ineligible and not willfully infringed. The Court entered Judgement the same day in favor of the Company. Bard has filed a Notice of Appeal to the Federal Circuit and that appeal remains pending. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

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

15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET
Acquisition, Restructuring and Other Items
Acquisition, restructuring and other items, net, consisted of:

	Three Months Ended
(in thousands)	Aug 31, 2023	Aug 31, 2022
Legal (1)	$1,817	$1,863
Manufacturing relocation (2)	587	136
Transition service agreement (3)	(145)	—
Israeli Innovation Authority prepayment (4)	—	3,544
Other(5)	953	38
Total	$3,212	$5,581
(1) Legal expenses related to litigation that is outside the normal course of business.
(2) Expenses to relocate certain manufacturing lines from Queensbury, NY to Costa Rica.
(3) Transition services agreement that was entered into as a result of the sale of the dialysis and BioSentry businesses.
(4) In the first quarter of fiscal year 2023, a $3.5 million payment was made to the Israeli Innovation Authority to fully satisfy the obligation related to grant funds that were provided to Eximo for development of the Auryon laser prior to the acquisition in the second quarter of fiscal year 2020.
(5) Included in other is $0.9 million of deferred financing fees that were written-off in conjunction with the sale of the Dialysis and BioSentry businesses and concurrent extinguishment of the debt.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of accumulated other comprehensive income, net of tax, are as follows:

Three Months Ended Aug 31, 2023
(in thousands)	Foreign currency translation income
Balance at May 31, 2023	$(4,723)
Other comprehensive income, net of tax	(930)
Net other comprehensive loss	$(930)
Balance at August 31, 2023	$(5,653)

Table of Content
17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements - Adopted

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
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
		June 1, 2023	The Company adopted the new standard in the first quarter of fiscal year 2024 and it did not have an impact on the Company's consolidated financial statements.
There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for fiscal year ended May 31, 2023.
Recently Issued Accounting Pronouncements - Not Yet Applicable or Adopted
There are no new accounting pronouncements issued that are expected to have a material impact on our consolidated financial statements.

Table of Content
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q. The following discussion should be read in conjunction with the Company's 2023 Annual Report on Form 10-K, and the consolidated financial statements and notes thereto included elsewhere in the Form 10-Q.
Disclosure Regarding Forward-Looking Statements
This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics' expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as "expects," "reaffirms," "intends," "anticipates," "plans," "believes," "seeks," "estimates," "projects," "optimistic," or variations of such words and similar expressions, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ materially from AngioDynamics' expectations, expressed or implied. Factors that may affect the actual results achieved by AngioDynamics include, without limitation, the ability of AngioDynamics to develop its existing and new products, technological advances and patents attained by competitors, infringement of AngioDynamics' technology or assertions that AngioDynamics' technology infringes the technology of third parties, the ability of AngioDynamics to effectively compete against competitors that have substantially greater resources, future actions by the FDA or other regulatory agencies, domestic and foreign health care reforms and government regulations, results of pending or future clinical trials, overall economic conditions (including inflation, labor shortages and supply chain challenges including the cost and availability of raw materials), the results of on-going litigation, challenges with respect to third-party distributors or joint venture partners or collaborators, the results of sales efforts, the effects of product recalls and product liability claims, changes in key personnel, the ability of AngioDynamics to execute on strategic initiatives, the effects of economic, credit and capital market conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, the ability of AngioDynamics to obtain regulatory clearances or approval of its products, or to integrate acquired businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the Securities and Exchange Commission (the "SEC").
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

Table of Content
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
The current macroeconomic environment continues to impact our business and may continue to pose future risks. The Company's ability to manufacture products, the reliability of our supply chain, labor shortages, backlog and inflation (including the cost and availability of raw materials, direct labor and shipping) have impacted our business, trends that may continue. Accordingly, management continues to evaluate the Company’s liquidity position, communicate with and monitor the actions of our customers and suppliers, and review our near-term financial performance.
On June 8, 2023, the Company completed the sale of the dialysis and BioSentry businesses to Merit Medical Systems, Inc. The Company also entered into various agreements to facilitate the transition to Merit, including a Transition Services Agreement and Contract Manufacturing Agreement. Total consideration received by the Company for the Divestiture was $100.0 million in cash and resulted in a pre-tax book gain of $47.8 million.
On June 8, 2023 and in connection with the completion of the Divestiture, the Company repaid all amounts outstanding under its existing Credit Agreement, and as a result, the Credit Agreement was extinguished.
In evaluating the operating performance of our business, management focuses on company-wide and segment revenue and gross margin and company-wide operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three months ended August 31, 2023 compared to the three months ended August 31, 2022 are as follows:
Three months ended August 31, 2023:
•Revenue decreased by 3.5% to $78.7 million
•Med Tech growth of 13.3% and Med Device declined by 10.0%
•Gross profit decreased 100 bps to 50.9%
•Med Tech gross profit increased 150 bps to 64.7% and Med Device gross profit decreased 330 bps to 44.2%
•Net income increased by $58.9 million to $45.9 million
•Earnings per share increased by $1.48 to $1.15
•Cash used in operations increased by $1.2 million to $25.9 million

The decrease in revenue is due to the sale of the dialysis and BioSentry businesses which closed on June 8, 2023 and impacted sales by $7.1 million compared to the prior year. Our Med Tech revenue, comprised of Auryon, the thrombus management platform and NanoKnife, grew 13.3% in the first quarter of fiscal year 2024. The growth in Auryon and NanoKnife was partially offset by continued softness in the thrombus management platform. Our Med Device revenue declined by 10.0% in the first quarter of fiscal year 2024 driven mainly by the sale of the dialysis and BioSentry businesses.
Results of Operations
For the three months ended August 31, 2023, the Company reported net income of $45.9 million, or diluted earnings per share of $1.15, on net sales of $78.7 million, compared with a net loss of $13.0 million, or a loss of $0.33 per diluted share, on net sales of $81.5 million during the same quarter of the prior year.

Table of Content
Net sales - Net sales are derived from the sale of products and related freight charges, less discounts, rebates and returns.

	Three Months Ended
(in thousands)	Aug 31, 2023	Aug 31, 2022	$ Change
Net Sales
Med Tech	$25,860	$22,817	$3,043
Med Device	52,819	58,720	$(5,901)
Total	$78,679	$81,537	$(2,858)

	Three Months Ended
(in thousands)	Aug 31, 2023	Aug 31, 2022	$ Change
Net Sales
United States	$64,399	$69,023	$(4,624)
International	14,280	12,514	$1,766
Total	$78,679	$81,537	$(2,858)
For the three months ended August 31, 2023, net sales decreased $2.9 million to $78.7 million compared to the same period in the prior year. At August 31, 2023, the Company had a backlog of $3.3 million, an increase of $0.6 million from May 31, 2023.
The Med Tech segment net sales increased $3.0 million for the three months ended August 31, 2023 compared to the same period in the prior year. The change in sales from the prior year was primarily driven by:
•Increased Auryon sales of $2.3 million;
•Decreased sales of the thrombus management platform of $0.7 million, which was driven by a decrease in AngioVac sales of $0.5 million; and
•Increased NanoKnife sales of $1.4 million, which was driven by increased capital and disposable sales both domestically and internationally.
The Med Device segment net sales decreased $5.9 million for the three months ended August 31, 2023 compared to the same period in the prior year. The backlog, which primarily impacted sales of Core and Vascular Access products, was $3.3 million, an increase of $0.6 million from May 31, 2023. The change in sales from the prior year was primarily driven by:
•Decreased sales of dialysis and BioSentry of $5.5 million and $1.6 million, respectively, which was due to the divestiture of these businesses on June 8, 2023; and
•Decreased sales of PICCs, Core and Other Oncology and Vascular Access sales of $0.8 million, $0.1 million and $0.5 million, respectively. These decreases were partially offset by increased sales of Ports, Midlines and Microwave products of $1.5 million, $0.3 million and $1.1 million, respectively.

Gross Profit

	Three Months Ended
(in thousands)	Aug 31, 2023	Aug 31, 2022	$ Change
Med Tech	$16,727	$14,429	$2,298
Gross profit % of sales	64.7%	63.2%

Med Device	$23,333	$27,876	$(4,543)
Gross profit % of sales	44.2%	47.5%

Total	$40,060	$42,305	$(2,245)
Gross profit % of sales	50.9%	51.9%

Table of Content
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Total Company gross profit decreased by $2.2 million for the three months ended August 31, 2023 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•The sale of the dialysis and BioSentry businesses, which negatively impacted gross profit by $4.2 million;
•Sales volume, which positively impacted gross profit by $2.2 million;
•Production volume, price and other incentives which positively impacted gross profit by $1.5 million;
•Sales mix, which negatively impacted gross profit by $0.8 million;
•Inflationary costs on raw materials, labor shortages and freight costs, which negatively impacted gross profit by $0.4 million; and
•Incremental depreciation on placement units of $0.4 million.

The Med Tech segment gross profit increased by $2.3 million for the three months ended August 31, 2023 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•Sales volume, which positively impacted gross profit by $2.1 million;
•Price and other incentives which positively impacted gross profit by $1.2 million;
•Sales mix, which negatively impacted gross profit by $0.6 million;
•Inflationary costs on raw materials, labor shortages and freight costs, which negatively impacted gross profit by $0.1 million; and
•Incremental depreciation on placement units of $0.2 million.

The Med Device segment gross profit decreased by $4.5 million for the three months ended August 31, 2023 compared to the same period in the prior year. The change from the prior year was primarily driven by:

•The sale of the dialysis and BioSentry businesses, which negatively impacted gross profit by $4.2 million;
•Sales volume, which positively impacted gross profit by $0.5 million;
•Production volume and price, which positively impacted gross profit by $0.4 million;
•Sales mix, which negatively impacted gross profit by $0.7 million;
•Inflationary costs on raw materials, labor shortages and freight costs, which negatively impacted gross profit by $0.3 million; and
•Incremental depreciation on placement units of $0.1 million.

Operating Expenses and Other Income (Expense)

	Three Months Ended
(in thousands)	Aug 31, 2023	Aug 31, 2022	$ Change
Research and development	$7,941	$8,333	$(392)
% of sales	10.1%	10.2%
Selling and marketing	$27,368	$26,543	$825
% of sales	34.8%	32.6%
General and administrative	$10,856	$10,101	$755
% of sales	13.8%	12.4%
Research and development expense - Research and development (“R&D”) expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.
R&D expense decreased $0.4 million for the three months ended August 31, 2023 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•The timing of certain projects and clinical spend associated with the ongoing clinical trials, which decreased R&D expense by $0.6 million; and
•Compensation and benefits expenses, which increased $0.2 million.

Table of Content
Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense increased $0.8 million for the three months ended August 31, 2023 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•Compensation and benefits expense, which increased by $1.4 million; and
•Trade show expenses, which increased $0.3 million. This was partially offset by travel and other selling expenses, which decreased $0.8 million.

General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense increased $0.8 million for the three months ended August 31, 2023 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•Compensation and benefits expenses, which increased $0.9 million. This increase was primarily driven by a change in the vesting of equity grants to members of the Board from a one-year vest period to immediate vesting which resulted in additional expense of $1.1 million in the first quarter of fiscal year 2024; and
•Other outside consultant spend for legal and IT, which increased $0.1 million. This was partially offset by decreased travel expenses of $0.2 million.

	Three Months Ended
(in thousands)	Aug 31, 2023	Aug 31, 2022	$ Change
Amortization of intangibles	$3,625	$4,837	$(1,212)
Change in fair value of contingent consideration	$(130)	$211	$(341)
Acquisition, restructuring and other items, net	$3,212	$5,581	$(2,369)
Other expense, net	$(169)	$(556)	$387
Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.
•Amortization expense decreased $1.2 million for the three months ended August 31, 2023 compared to the same period in the prior year due to the intangible assets that were included in the sale of the dialysis and BioSentry businesses.
Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.
•The change in the fair value for the three months ended August 31, 2023 is related to the Eximo contingent consideration.
Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.
Acquisition, restructuring and other items, net, decreased by $2.4 million for the three months ended August 31, 2023, compared to the same period in the prior year. The change from the prior year was primarily driven by:
•Manufacturing relocation expense related to the move of certain manufacturing lines to Costa Rica, which increased $0.5 million;
•A transition services agreement that was entered into as a result of the sale of the dialysis and BioSentry businesses. The Company invoiced Merit Medical Systems, Inc. $0.2 million in the first quarter of fiscal year 2024;
•The payment to the Israeli Innovation Authority of $3.5 million related to grant funds that were provided to Eximo to develop the Auryon laser prior to the acquisition in the second quarter of fiscal year 2020. These grant funds were fully repaid in the first quarter of fiscal year 2023 to satisfy the obligation which was otherwise being paid as a royalty based on a percentage of sales; and
•$0.9 million of deferred financing fees that were written-off in conjunction with the sale of the Dialysis and BioSentry businesses and concurrent extinguishment of the debt.

Table of Content

Other expense, net - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.
•The change in other expense of $0.4 million for the three months ended August 31, 2023, compared to the same period in the prior year, is primarily due to decreased interest expense of $0.3 million, increased interest income of $0.2 million and unrealized foreign currency fluctuations of $0.1 million.
Income Tax Benefit

	Three Months Ended
(in thousands)	Aug 31, 2023	Aug 31, 2022
Income tax benefit	$(11.0)	$(0.9)
Effective tax rate including discrete items	(31.6)%	6.2%
Our effective tax rate including discrete items for the three months ended August 31, 2023 and 2022 was (31.6)% and 6.2%, respectively. In fiscal year 2024, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
Liquidity and Capital Resources
We regularly review our liquidity and anticipated capital requirements and we believe that our current cash on hand provides sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months.
Our cash and cash equivalents totaled $57.6 million as of August 31, 2023, compared with $44.6 million as of May 31, 2023. As of August 31, 2023 there was no outstanding debt as the Credit Agreement was extinguished in connection with the Divestiture (see Note 7 "Long-Term Debt" set forth in the Notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q). As of May 31, 2023, total debt outstanding related to the Credit Agreement was $50.0 million. The fair value of contingent consideration liability as of August 31, 2023 and May 31, 2023, was $9.2 million and $19.3 million, respectively.
The table below summarizes our cash flows:

	Three Months Ended
(in thousands)	Aug 31, 2023	Aug 31, 2022
Cash provided by (used in):
Operating activities	$(25,899)	$(24,745)
Investing activities	98,442	(3,576)
Financing activities	(59,590)	24,376
Effect of exchange rate changes on cash and cash equivalents	13	(316)
Net change in cash and cash equivalents	$12,966	$(4,261)
During the quarters ended August 31, 2023 and 2022, cash flows consisted of the following:
Cash used in operating activities
Three months ended August 31, 2023 and 2022:
•Net income of $45.9 million and a net loss of $13.0 million, respectively, plus the non-cash items, primarily driven by depreciation and amortization and stock based compensation, along with the changes in working capital below, contributed to cash used in operations of $25.9 million and $24.7 million, respectively, for these periods.
•For the period ended August 31, 2023, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $16.5 million, along with increased inventory and prepaid expenses of $4.6 million and $4.2 million, respectively. This was partially offset by decreased accounts receivable of $3.2 million.
•For the period ended August 31, 2022, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $9.0 million, along with increased receivables, inventory and prepaid expenses of $1.4 million, $6.2 million and $5.7 million, respectively.
Cash provided by (used in) investing activities

Table of Content
Three months ended August 31, 2023 and 2022:
•$0.8 million and $0.8 million, respectively, of cash was used for fixed asset additions;
•$0.8 million and $2.2 million, respectively, of cash was used for Auryon placement and evaluation unit additions;
•$100.0 million of cash was received for the divestiture of the dialysis and BioSentry businesses in the first quarter of fiscal year 2024; and
•$0.5 million of cash was used for the acquisition of an exclusive license in the first quarter of fiscal year 2023.

Cash provided by financing activities
Three months ended August 31, 2023 and 2022:
•$50.0 million repayment of the Credit Agreement in connection with the completion of the dialysis and BioSentry divestiture in the first quarter of fiscal year 2024;
•$70.0 million in proceeds on long-term debt less the repayment of $45.0 million associated with the then new Credit Agreement in the first quarter of fiscal year 2023;
•$0.7 million of deferred financing costs associated with the then new Credit Agreement in the first quarter of fiscal year 2023;
•$10.0 million contingent consideration payment made in the first quarter of fiscal year 2024; and
•$0.4 million and $0.1 million, respectively, of proceeds from stock option and ESPP activity.
On June 8, 2023 and in connection with the completion of the dialysis and BioSentry divestiture, the Company repaid all amounts outstanding under its existing Credit Agreement, and as a result, the Credit Agreement was extinguished. Pursuant to the terms of the Credit Agreement, AngioDynamics had the option to repay this facility prior to the maturity date without penalty.
We believe that our current cash balance, together with cash generated from operations will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make acquisitions of other businesses or technologies in the future for cash, we may require external financing.
New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 17 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Table of Content
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
We are exposed to market risk from changes in currency exchange rates and investments that could impact our results of operations and financial position.
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British Pound and Canadian Dollar. For the three months ended August 31, 2023, approximately 3.75% of our sales were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable.
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

Table of Content
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended August 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
AngioDynamics, Inc. and Subsidiaries
PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14 "Commitments and Contingencies" set forth in the notes to our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2023 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.
On June 8, 2023, the Company completed the sale of the dialysis and BioSentry businesses to Merit Medical Systems, Inc. In connection with the completion of the sale, the Company repaid all amounts outstanding under its then existing Credit Agreement, and as a result, the Credit Agreement was extinguished. We believe that our current cash balance, together with cash generated from operations will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make acquisitions of other businesses or technologies in the future for cash or if circumstances materially change, we may require additional financing for liquidity, capital requirements or growth initiatives. We may not be able to obtain financing on terms and at interest rates that are favorable to us or at all. Any inability by us to obtain financing in the future could have a material adverse effect on our business, financial position, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended August 31, 2023:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (2)
June 1, 2023 - June 30, 2023	1,400	$10.57	—	$—
July 1, 2023 - July 31, 2023	52,538	$9.28	—	$—
August 1, 2023 - August 31, 2023	—	$8.41	—	$—
Total	53,938	$9.31	—	—
(1)These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares/units from equity-based awards.
(2)These amounts are not applicable as the Company currently does not have a share repurchase program in effect.
Item 3. Defaults on Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended August 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) or the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Table of Content
Item 6

	EXHIBIT INDEX	Incorporated by Reference
No.	Description	Form	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated as of June 8, 2023 by and between AngioDynamics, Inc. and Merit Medical Systems, Inc.	8-K	2.1	June 14, 2023

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	October 5, 2023	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	October 5, 2023	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)