Form 10-Q
period 2023-11-30
ANGIODYNAMICS INC
filed 2024-01-08
CIK 1275187

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 5, 2024
Common Stock, par value $.01	39,855,191

Table of Content
AngioDynamics, Inc. and Subsidiaries

Table of Content
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	Nov 30, 2023	Nov 30, 2022	Nov 30, 2023	Nov 30, 2022
Net sales	$79,073	$85,429	$157,752	$166,966
Cost of sales (exclusive of intangible amortization)	38,811	40,351	77,430	79,583
Gross profit	40,262	45,078	80,322	87,383
Operating expenses:
Research and development	8,658	6,838	16,599	15,171
Sales and marketing	25,464	26,007	52,832	52,550
General and administrative	9,289	10,835	20,145	20,936
Amortization of intangibles	3,562	4,808	7,187	9,645
Change in fair value of contingent consideration	221	1,646	91	1,857
Acquisition, restructuring and other items, net	6,188	3,059	9,400	8,640
Total operating expenses	53,382	53,193	106,254	108,799
Gain on sale of assets	—	—	47,842	—
Operating income (loss)	(13,120)	(8,115)	21,910	(21,416)
Other expense:
Interest income (expense), net	534	(684)	653	(1,065)
Other expense, net	(32)	(252)	(320)	(427)
Total other income (expense), net	502	(936)	333	(1,492)
Income (loss) before income tax benefit	(12,618)	(9,051)	22,243	(22,908)
Income tax expense (benefit)	16,430	(565)	5,407	(1,418)
Net income (loss)	$(29,048)	$(8,486)	$16,836	$(21,490)
Earnings (loss) per share
Basic	$(0.72)	$(0.21)	$0.42	$(0.55)
Diluted	$(0.72)	$(0.21)	$0.42	$(0.55)
Weighted average shares outstanding
Basic	40,219	39,490	40,030	39,394
Diluted	40,219	39,490	40,103	39,394
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands of dollars)

	Three Months Ended		Six Months Ended
	Nov 30, 2023	Nov 30, 2022	Nov 30, 2023	Nov 30, 2022
Net income (loss)	$(29,048)	$(8,486)	$16,836	$(21,490)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	945	(1,095)	15	(1,645)
Other comprehensive income (loss), before tax	945	(1,095)	15	(1,645)
Income tax expense related to items of other comprehensive loss	—	—	—	—
Other comprehensive income (loss), net of tax	945	(1,095)	15	(1,645)
Total comprehensive income (loss), net of tax	$(28,103)	$(9,581)	$16,851	$(23,135)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Nov 30, 2023	May 31, 2023
Assets
Current assets
Cash and cash equivalents	$60,896	$44,620
Accounts receivable, net of allowances of $2,240 and $2,150 respectively	51,603	52,826
Inventories	64,254	55,325
Prepaid expenses and other	8,715	4,617
Current assets held for sale	—	6,154
Total current assets	185,468	163,542
Property, plant and equipment, net	42,557	44,384
Intangible assets, net	103,891	111,144
Goodwill	159,226	159,238
Other assets	8,481	10,676
Non-current assets held for sale	—	43,653
Total assets	$499,623	$532,637
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$37,650	$40,445
Accrued liabilities	29,237	26,617
Current portion of contingent consideration	9,387	14,761
Other current liabilities	1,763	2,002
Total current liabilities	78,037	83,825
Long-term debt	—	49,818
Deferred income taxes	17,758	12,813
Contingent consideration, net of current portion	—	4,535
Other long-term liabilities	2,602	3,350
Total liabilities	98,397	154,341
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 40,594,406 and 39,981,422 shares issued and 40,224,406 and 39,611,422 shares outstanding at November 30, 2023 and May 31, 2023, respectively	383	382
Additional paid-in capital	605,284	599,206
Accumulated deficit	(194,019)	(210,855)
Treasury stock, 370,000 shares at November 30, 2023 and May 31, 2023, respectively	(5,714)	(5,714)
Accumulated other comprehensive income	(4,708)	(4,723)
Total Stockholders’ Equity	401,226	378,296
Total Liabilities and Stockholders' Equity	$499,623	$532,637
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Six Months Ended
	Nov 30, 2023	Nov 30, 2022
Cash flows from operating activities:
Net income (loss)	$16,836	$(21,490)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,373	15,478
Non-cash lease expense	957	1,248
Stock based compensation	6,021	6,374
Gain on disposal of assets	(47,842)	—
Transaction costs for disposition	(2,427)	—
Change in fair value of contingent consideration	91	1,857
Deferred income taxes	4,951	(1,525)
Change in accounts receivable allowances	549	392
Fixed and intangible asset impairments and disposals	239	87
Write-off of other assets	869	—
Other	(138)	(43)
Changes in operating assets and liabilities:
Accounts receivable	677	(1,019)
Inventories	(8,844)	(11,831)
Prepaid expenses and other	(4,979)	(3,931)
Accounts payable, accrued and other liabilities	(966)	(2,843)
Net cash used in operating activities	(20,633)	(17,246)
Cash flows from investing activities:
Additions to property, plant and equipment	(1,345)	(2,090)
Additions to placement and evaluation units	(2,006)	(3,442)
Cash paid for acquisitions	—	(540)
Proceeds from sale of assets	100,000	—
Net cash provided by (used in) investing activities	96,649	(6,072)
Cash flows from financing activities:
Repayment of long-term debt	(50,000)	(45,000)
Proceeds from borrowings on long-term debt	—	70,000
Deferred financing costs on long-term debt	—	(751)
Payment of acquisition related contingent consideration	(10,000)	—
Proceeds from exercise of stock options and employee stock purchase plan	58	230
Net cash (used in) provided by financing activities	(59,942)	24,479
Effect of exchange rate changes on cash and cash equivalents	202	(129)
Increase in cash and cash equivalents	16,276	1,032
Cash and cash equivalents at beginning of period	44,620	28,825
Cash and cash equivalents at end of period	$60,896	$29,857

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$(138)	$113
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2023	39,981,422	$382	$599,206	$(210,855)	$(4,723)	(370,000)	$(5,714)	$378,296
Net income				45,884				45,884
Issuance/Cancellation of restricted stock units	386,031		(280)					(280)
Issuance/Cancellation of performance share units	87,377		(210)					(210)
Purchases of common stock under ESPP	131,811	1	899					900
Stock-based compensation			4,144					4,144
Other comprehensive loss, net of tax					(930)			(930)
Balance at August 31, 2023	40,586,641	$383	$603,759	$(164,971)	$(5,653)	(370,000)	$(5,714)	$427,804
Net loss				(29,048)				(29,048)
Issuance/Cancellation of restricted stock units	7,765		(16)					(16)
Issuance/Cancellation of performance share units			(336)					(336)
Stock-based compensation			1,877					1,877
Other comprehensive income (loss), net of tax					945			945
Balance at November 30, 2023	40,594,406	$383	$605,284	$(194,019)	$(4,708)	(370,000)	$(5,714)	$401,226

Table of Content

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2022	39,541,173	$380	$586,879	$(158,413)	$1,357	(370,000)	$(5,714)	$424,489
Net loss				(13,004)				(13,004)
Exercise of stock options	6,617		(29)					(29)
Issuance/Cancellation of restricted stock units	213,241		(648)					(648)
Issuance/Cancellation of performance share units	29,826		(312)					(312)
Purchases of common stock under ESPP	56,894	1	1,070					1,071
Stock-based compensation			3,024					3,024
Other comprehensive loss, net of tax					(550)			(550)
Balance at August 31, 2022	39,847,751	$381	$589,984	$(171,417)	$807	(370,000)	$(5,714)	$414,041
Net loss				(8,486)				(8,486)
Exercise of stock options	15,000		184					184
Issuance/Cancellation of restricted stock units	11,393		(36)					(36)
Stock-based compensation			3,350					3,350
Other comprehensive loss, net of tax					(1,095)			(1,095)
Balance at November 30, 2022	39,874,144	$381	$593,482	$(179,903)	$(288)	(370,000)	$(5,714)	$407,958

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended November 30, 2023 and 2022, the Consolidated Balance Sheet as of November 30, 2023, the Consolidated Statements of Cash Flows for the six months ended November 30, 2023 and 2022, and the Consolidated Statements of Stockholders’ Equity for the six months ended November 30, 2023 and 2022 have been prepared by the Company and are unaudited. The Consolidated Balance Sheet as of May 31, 2023 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended November 30, 2023 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three and six months ended November 30, 2023 and 2022 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries (collectively, the "Company", "we", "our" or "us"). All intercompany balances and transactions have been eliminated.
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

Table of Content
Disaggregation of Revenue
The following table summarizes net sales by Med Tech, Med Device and by geography:

	Three Months Ended November 30, 2023			Three Months Ended November 30, 2022
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$20,947	$4,416	$25,363	$20,550	$3,952	$24,502
Med Device	43,055	10,655	53,710	51,081	9,846	60,927
Total	$64,002	$15,071	$79,073	$71,631	$13,798	$85,429

	Six Months Ended November 30, 2023			Six Months Ended November 30, 2022
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$43,189	$8,035	$51,224	$40,991	$6,327	$47,318
Med Device	85,212	21,316	106,528	99,664	19,984	119,648
Total	$128,401	$29,351	$157,752	$140,655	$26,311	$166,966
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

Table of Content
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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the six months ended November 30, 2023, such product returns were not material.
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Nov 30, 2023	May 31, 2023
Receivables	$51,603	$52,826
Contract assets	$—	$—
Contract liabilities	$552	$499
During the six months ended November 30, 2023, the Company had additions to contract liabilities of $0.2 million. This was offset by $0.2 million in revenue that was recognized during the six months ended November 30, 2023.
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

Table of Content
customers, are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer. Amounts charged to customers for shipping and handling are recorded in net sales.

4. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Nov 30, 2023	May 31, 2023
Raw materials	$34,112	$28,679
Work in process	8,801	6,708
Finished goods	21,341	19,938
Inventories	$64,254	$55,325
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow-moving inventory. The total inventory reserve at November 30, 2023 and May 31, 2023 was $3.2 million and $3.1 million, respectively.

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
Goodwill for each reporting unit is allocated as follows:

	Six months ended Nov 30, 2023
(in thousands)	Med Tech	Med Device	Total
Balance, June 1, 2023	$159,238	$—	$159,238
Foreign currency translation adjustments	(221)	—	(221)
Balance, August 31, 2023	$159,017	$—	$159,017
Foreign currency translation adjustments	209	—	209
Balance, November 30, 2023	$159,226	$—	$159,226
There were no adjustments to goodwill for the six months ended November 30, 2023 other than foreign currency translation adjustments.
Even though the Company determined that there was no goodwill impairment at November 30, 2023, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal, regulatory, business or economic conditions or a more-likely-than-not expectation that one of the reporting units or a significant portion of either of the reporting units will be sold or disposed of, would require an interim assessment for the reporting units prior to the next required annual assessment as of April 30, 2024.

Table of Content
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
Intangible assets consisted of the following:

	Nov 30, 2023
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$211,690	$(123,579)	$88,111
Customer relationships	57,533	(42,641)	14,892
Trademarks	7,450	(6,717)	733
Licenses	4,837	(4,682)	155
	$281,510	$(177,619)	$103,891

	May 31, 2023
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$211,751	$(118,314)	$93,437
Customer relationships	57,509	(40,755)	16,754
Trademarks	7,450	(6,660)	790
Licenses	4,837	(4,674)	163
	$281,547	$(170,403)	$111,144
Amortization expense for the three months ended November 30, 2023 and 2022 was $3.6 million and $4.8 million, respectively. Amortization expense for the six months ended November 30, 2023 and 2022 was $7.2 million and $9.6 million, respectively.
Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
Remainder of 2024	$7,188
2025	14,376
2026	14,195
2027	14,053
2028	10,823
2029 and thereafter	43,256
$103,891

Table of Content
6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Nov 30, 2023	May 31, 2023
Payroll and related expenses	$11,013	$9,232
Outside services	9,276	7,088
Research and development	2,202	1,525
Royalties	1,886	2,874
Sales and franchise taxes	608	480
Deferred Warranties	498	475
Rebates	488	469
Accrued Freight	450	450
Accrued severance	119	262
Other	2,697	3,762
	$29,237	$26,617
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

8. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 23.7% as of the second quarter of fiscal year 2024, as compared to 5.8% for the same period in fiscal year 2023. In fiscal year 2024, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets that have a limited life and are not supportable by the naked credit deferred tax liability sourced income as of November 30, 2023. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

9. SHARE-BASED COMPENSATION
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. On November 14, 2023 the Company's shareholders approved an amendment to the 2020 Plan to increase the reserve of shares of common stock available for future grants by 1.5 million shares. As of November 30, 2023, there was a maximum of 2.6 million shares of common stock available for future grant under the 2020 Plan.
Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.

Table of Content
The Company also has an employee stock purchase plan. On November 3, 2022 the Company's shareholders approved an amendment to the employee stock purchase plan to increase the reserve of shares of common stock available for future grants by 1.0 million shares. As of November 30, 2023, there was a maximum of 3.0 million shares of common stock available for future grant under the employee stock purchase plan.
For the three months ended November 30, 2023 and 2022, share-based compensation expense was $1.9 million and $3.4 million, respectively. For the six months ended November 30, 2023 and 2022, share-based compensation expense was $6.0 million and $6.4 million, respectively.
During the six months ended November 30, 2023 and 2022, the Company granted stock options and restricted stock units under the 2020 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Generally, restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award. In July 2023, the Board of Directors approved a change in terms of restricted stock units granted to non-employee directors to provide for immediate vesting upon grant of the award.
During the six months ended November 30, 2023 and 2022, the Company granted performance share units under the 2020 Plan to certain employees. The awards may be earned by achieving performance levels over the requisite service period. The performance criteria are based on achieving certain performance targets and the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards is based on a Monte Carlo simulation model.
As of November 30, 2023, there was $20.3 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The Company has sufficient shares to satisfy expected share-based payment arrangements.
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
The following table reconciles basic to diluted weighted-average shares outstanding:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2023	Nov 30, 2022	Nov 30, 2023	Nov 30, 2022
Basic	40,219	39,490	40,030	39,394
Effect of dilutive securities	—	—	73	—
Diluted	40,219	39,490	40,103	39,394

Securities excluded as their inclusion would be anti-dilutive	4,361	3,793	3,955	3,793

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
The Company manages its assets on a total company basis, not by operating segment; therefore, the CEO does not review any asset information by operating segment and, accordingly, asset information is not reported or evaluated by operating segment. Total assets were $499.6 million as of November 30, 2023.

Table of Content
The table below summarizes net sales and gross margin by Med Tech and Med Device:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2023	Nov 30, 2022	Nov 30, 2023	Nov 30, 2022

Med Tech Net Sales	$25,363	$24,502	$51,224	$47,318
Gross profit	15,816	15,614	32,543	30,043
Gross margin	62.4%	63.7%	63.5%	63.5%

Med Device Net Sales	$53,710	$60,927	106,528	$119,648
Gross profit	24,446	29,464	47,779	$57,340
Gross margin	45.5%	48.4%	44.9%	47.9%

Total Net Sales	$79,073	$85,429	$157,752	$166,966
Gross profit	40,262	45,078	80,322	87,383
Gross margin	50.9%	52.8%	50.9%	52.3%
Geographic information
The table below summarizes net sales by geographic area based on external customer location:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2023	Nov 30, 2022	Nov 30, 2023	Nov 30, 2022
Net Sales
United States	$64,002	$71,631	$128,401	$140,655
International	15,071	13,798	29,351	26,311
Total	$79,073	$85,429	$157,752	$166,966
For the three months ended November 30, 2023 and 2022, international sales as a percentage of total net sales were 19.1% and 16.2%, respectively. For the six months ended November 30, 2023 and 2022, international sales as a percentage of total net sales were 18.6% and 15.8%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales and 83% of long-lived assets are located within the United States.

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

Table of Content
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:			Fair Value at Nov 30, 2023
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$9,387	$9,387
Total Financial Liabilities	$—	$—	$9,387	$9,387

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2023
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$19,296	$19,296
Total Financial Liabilities	$—	$—	$19,296	$19,296
There were no transfers between Level 1, 2 and 3 for the three and six months ended November 30, 2023 and 2022.
The table below presents the changes in fair value components of Level 3 instruments:

Three Months Ended Nov 30, 2023
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, August 31, 2023	$9,167
Change in present value of contingent consideration (1)	221
Currency gain from remeasurement	(1)
Contingent consideration payment	—
Balance, November 30, 2023	$9,387

Six Months Ended Nov 30, 2023
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2023	$19,296
Change in present value of contingent consideration (1)	91
Currency gain from remeasurement	—
Contingent consideration payment	(10,000)
Balance, November 30, 2023	$9,387
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

Table of Content
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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of November 30, 2023:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$9,387	Discounted cash flow	Discount rate	10%
			Probability of payment	90% - 100%
			Projected fiscal year of payment	2024 - 2025
At November 30, 2023, the amount of undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $10.0 million. The milestones, including revenue projections and technical milestones associated with the contingent consideration, must be reached in future periods ranging from fiscal years 2024 to 2029 in order for the associated consideration to be paid.

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
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	Nov 30, 2023	May 31, 2023
Assets
Operating lease ROU asset	Other assets	$4,104	$5,113
Liabilities
Current operating lease liabilities	Other current liabilities	1,652	1,922
Non-current operating lease liabilities	Other long-term liabilities	2,568	3,316
Total lease liabilities		$4,220	$5,238
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

Nov 30, 2023
Weighted average remaining term (in years)	2.74
Weighted average discount rate	4.6%

Table of Content
The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	Nov 30, 2023
Remainder of 2024	$992
2025	1,584
2026	1,356
2027	400
2028 and thereafter	174
Total lease payments	$4,506
Less: Imputed Interest	286
Total lease obligations	$4,220
Less: Current portion of lease obligations	1,652
Long-term lease obligations	$2,568
During the three months ended November 30, 2023 and 2022, the Company recognized $0.6 million and $0.7 million of operating lease expense, respectively, which includes immaterial short-term leases. During the six months ended November 30, 2023 and 2022, the Company recognized $1.3 million and $1.4 million of operating lease expense, respectively, which includes immaterial short-term leases. The expenses on the Consolidated Statement of Operations were classified as follows:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2023	Nov 30, 2022	Nov 30, 2023	Nov 30, 2022
Cost of sales	$219	$221	$416	$440
Research and development	39	53	97	104
Sales and marketing	40	41	80	81
General and administrative	329	365	661	725
	$627	$680	$1,254	$1,350
The following table presents supplemental cash flow and other information related to leases:

	Six Months Ended
(in thousands)	Nov 30, 2023	Nov 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,064	$1,384
ROU assets obtained in exchange for lease liabilities
Operating leases	$381	$—

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

C.R. Bard, Inc. v. AngioDynamics, Inc.

On January 11, 2012, C.R. Bard, Inc. (“Bard”) filed a suit in the United States District Court of Utah claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 7,785,302 ("302"), 7,959,615 (“615”) and 7,947,022 ("022")). The case was stayed pending reexamination in the US Patent and Trademark Office ("USPTO"). Following the reexamination proceedings, and the parties’ related appeals to the Federal Circuit which resulted in further proceedings at the USPTO, certain claims of the 615 patent were held invalid, while the remaining claims of the 615 patent and the other two patents were upheld over the prior art references considered in the reexamination proceedings. Thereafter, the case was transferred from the District of Utah to the United States District Court for the District of Delaware (“District of Delaware”). On July 22, 2021, in another case against a different defendant, the District of Utah invalidated multiple claims of the ‘302, ‘022, and ‘615 Patents under 35 USC §101, including claims asserted against the Company. On December 27, 2021, the District of Delaware stayed the case pending the Federal Circuit's resolution of Bard's appeal from the

Table of Content
Utah Decision. On February 17, 2023, the Federal Circuit Reversed-in-Part, Vacated-in-Part, and Remanded the Utah Decision. The District of Delaware lifted the stay on February 28, 2023 and held a status conference on March 23, 2023. The parties each filed motions for summary judgement, and a jury trial is currently scheduled for April 29, 2024. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 10, 2015, Bard and Bard Peripheral Vascular filed suit in the District of Delaware claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 8,475,417, 8,545,460, 8,805,478). The case proceeded through trial which began on March 4, 2019. At the close of Bard’s case, the Court granted the Company's oral motion for judgment as a matter of law as well as its motions for summary judgment on the grounds that the asserted patents are invalid, ineligible, not infringed and not willfully infringed. Bard appealed the judgment to the Federal Circuit and on November 10, 2020, the Federal Circuit reversed the judgment in part with respect to Section 101 (subject matter eligibility), and vacated and remanded the trial court’s invalidity and non-infringement judgments. Following remand from the Federal Circuit, a jury trial commenced in the District of Delaware beginning November 14, 2022. On November 22, 2022, a jury entered a verdict finding that certain of the Company’s implantable port products infringe certain claims of U.S. patents held by Bard. The issue of damages was bifurcated by the Court during trial, and was not determined by the jury. On June 1, 2023, following post-trial briefing, the Court issued its decision on the Company's Renewed Judgement as a Matter of Law. The Court held the asserted patent claims were invalid as anticipated, indefinite, ineligible and not willfully infringed. The Court entered Judgement the same day in favor of the Company. Bard has appealed to the Federal Circuit, where the Company has a brief in response to Bard's appeal brief due at the end of January 2024. The Company maintains its belief that Bard’s claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

On March 8, 2021, Bard filed suit in the District of Delaware asserting certain of the Company’s port products (including certain related infusion sets) infringe U.S. Patent Nos. 8,025,639, 9,603,992 and 9,603,993. On December 27, 2021, the District of Delaware stayed the case pending the Federal Circuit's resolution of Bard's appeal of the Utah decision invalidating multiple claims of the ‘302, ‘022, and ‘615 patents under 35 USC §101. Following the Federal Circuit’s decision on appeal, the District of Delaware lifted the stay on February 28, 2023, and held a scheduling conference on March 23, 2023. A Markman hearing was held on December 18, 2023. A jury trial is currently scheduled for June 9, 2025. The Company maintains its belief that Bard's claims are without merit. The Company has not recorded an expense related to the outcome of this litigation because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET
Acquisition, Restructuring and Other Items
Acquisition, restructuring and other items, net, consisted of:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2023	Nov 30, 2022	Nov 30, 2023	Nov 30, 2022
Legal (1)	$5,322	$2,422	$7,139	$4,285
Mergers and acquisitions (2)	252	—	252	—
Manufacturing relocation (3)	689	602	1,277	738
Transition service agreement (4)	(177)	—	(323)	—
Israeli Innovation Authority prepayment (5)	—	—	—	3,544
Other(6)	102	35	1,055	73
Total	$6,188	$3,059	$9,400	$8,640
(1) Legal expenses related to litigation that is outside the normal course of business.
(2) Mergers and acquisitions expense related to legal and due diligence.
(3) Expenses to relocate certain manufacturing lines out of Queensbury, NY.
(4) Transition services agreement that was entered into as a result of the sale of the dialysis and BioSentry businesses.
(5) In the first quarter of fiscal year 2023, a $3.5 million payment was made to the Israeli Innovation Authority to fully satisfy the obligation related to grant funds that were provided to Eximo for development of the Auryon laser prior to the acquisition in the second quarter of fiscal year 2020.
(6) Included in the $1.1 million in other for the six months ended November 30, 2023 is $0.9 million of deferred financing fees that were written-off in conjunction with the sale of the Dialysis and BioSentry businesses and concurrent extinguishment of the debt.

Table of Content
16. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in each component of accumulated other comprehensive income, net of tax, are as follows:

Three Months Ended Nov 30, 2023
(in thousands)	Foreign currency translation income
Balance at August 31, 2023	$(5,653)
Other comprehensive income, net of tax	945
Net other comprehensive loss	$945
Balance at November 30, 2023	$(4,708)

Six Months Ended Nov 30, 2023
(in thousands)	Foreign currency translation income
Balance at May 31, 2023	$(4,723)
Other comprehensive income, net of tax	15
Net other comprehensive loss	$15
Balance at November 30, 2023	$(4,708)

17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements - Adopted

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
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
		June 1, 2023	The Company adopted the new standard in the first quarter of fiscal year 2024 and it did not have an impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements - Not Yet Applicable or Adopted

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU improves the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.	June 1, 2024	The Company plans to adopt the new standard in the first quarter of fiscal year 2025 and does not expect there to be a material impact to the consolidated financial statements.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
This ASU improves the income tax disclosure requirements on an annual basis by (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold.
		June 1, 2025	The Company plans to adopt the new standard in the first quarter of fiscal year 2026 and does not expect there to be a material impact to the consolidated financial statements.
There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for fiscal year ended May 31, 2023.

Table of Content
18. SUBSEQUENT EVENTS
On January 5, 2024, the Company announced a plan to shift its manufacturing operations from company-owned facilities in upstate New York to a fully outsourced model. This plan will reduce structural and overhead costs. The restructuring activities associated with the plan are expected to be completed in the third quarter of fiscal year 2026.

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
In evaluating the operating performance of our business, management focuses on company-wide and segment revenue and gross margin and company-wide operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three and six months ended November 30, 2023 compared to the three and six months ended November 30, 2022 are as follows:
Three months ended November 30, 2023:
•Revenue decreased by 7.4% to $79.1 million
•Med Tech growth of 3.5% and Med Device declined by 11.8%
•Gross profit decreased 190 bps to 50.9%
•Med Tech gross profit decreased 130 bps to 62.4% and Med Device gross profit decreased 290 bps to 45.5%
•Net loss increased by $20.6 million to $29.0 million
•Loss per share increased by $0.51 to $0.72

Six months ended November 30, 2023:
•Revenue decreased by 5.5% to $157.8 million
•Med Tech growth of 8.3% and Med Device declined by 11.0%
•Gross profit decreased 140 bps to 50.9%
•Med Tech gross profit was consistent at 63.5% and Med Device gross profit decreased 300 bps to 44.9%
•Net income increased by $38.3 million to $16.8 million
•Earnings per share increased by $0.97 to $0.42
•Cash used in operations increased by $3.4 million to $20.6 million

For the three and six months ended November 30, 2023, the decrease in revenue is due to the sale of the dialysis and BioSentry businesses, which closed on June 8, 2023 and impacted sales by $8.4 million and $16.2 million compared to the same periods in the prior year, respectively. Our Med Tech revenue, comprised of Auryon, the thrombus management platform and NanoKnife, grew 3.5% in the second quarter of fiscal year 2024. The growth in Auryon and NanoKnife was partially offset by continued softness in the thrombus management platform. Our Med Device revenue declined by 11.8% in the second quarter of fiscal year 2024 driven mainly by the sale of the dialysis and BioSentry businesses.

Table of Content
Results of Operations
For the three months ended November 30, 2023, the Company reported net loss of $29.0 million, or diluted loss per share of $0.72, on net sales of $79.1 million, compared with a net loss of $8.5 million, or a loss of $0.21 per diluted share, on net sales of $85.4 million during the same quarter of the prior year. For the six months ended November 30, 2023, the Company reported net income of $16.8 million, or diluted earnings per share of $0.42, on net sales of $157.8 million, compared with a net loss of $21.5 million, or a loss of $0.55 per diluted share, on net sales of $167.0 million during the same quarter of the prior year.
Net sales - Net sales are derived from the sale of products and related freight charges, less discounts, rebates and returns.

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2023	Nov 30, 2022	$ Change	Nov 30, 2023	Nov 30, 2022	$ Change
Net Sales
Med Tech	$25,363	$24,502	$861	$51,224	$47,318	$3,906
Med Device	53,710	60,927	$(7,217)	106,528	119,648	(13,120)
Total	$79,073	$85,429	$(6,356)	$157,752	$166,966	$(9,214)

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2023	Nov 30, 2022	$ Change	Nov 30, 2023	Nov 30, 2022	$ Change
Net Sales
United States	$64,002	$71,631	$(7,629)	$128,401	$140,655	$(12,254)
International	15,071	13,798	$1,273	29,351	26,311	3,040
Total	$79,073	$85,429	$(6,356)	$157,752	$166,966	$(9,214)
For the three months ended November 30, 2023, net sales decreased $6.4 million to $79.1 million compared to the same period in the prior year. For the six months ended November 30, 2023, net sales decreased $9.2 million to $157.8 million compared to the same period in the prior year. At November 30, 2023, the Company had a backlog of $2.0 million, a decrease of $1.3 million from August 31, 2023.
The Med Tech segment net sales increased $0.9 million and $3.9 million for the three and six months ended November 30, 2023 compared to the same period in the prior year, respectively. The change in sales for both periods was primarily driven by:
•Increased Auryon sales of $1.3 million and $3.6 million compared to the same periods in the prior year, respectively;
•Decreased sales of the thrombus management platform of $0.6 million and $1.3 million compared to the same period in the prior year, respectively. This was driven by a decrease in AngioVac sales of $0.6 million and $1.2 million compared to the same periods in the prior year, respectively, partially offset by increased AlphaVac sales of $0.3 million and $0.3 million compared to the same periods in the prior year, respectively; and
•Increased NanoKnife sales of $0.2 million and $1.6 million compared to the same periods in the prior year, respectively, which was driven by increased capital sales for the three months ended November 30, 2023 and increased capital and disposable sales for the six months ended November 30, 2023.
The Med Device segment net sales decreased $7.2 million and $13.1 million for the three and six months ended November 30, 2023 compared to the same period in the prior year, respectively. The backlog, which primarily impacted sales of Core and Vascular Access products, was $2.0 million, a decrease of $1.3 million from August 31, 2023.
The change in sales for the three months ended November 30, 2023 compared to the same period in the prior year was primarily driven by:
•Decreased sales of dialysis and BioSentry products of $6.7 million and $1.8 million, respectively, which was due to the divestiture of these businesses on June 8, 2023; and
•Decreased sales of Microwave and Other Oncology and Vascular Access sales of $0.4 million and $0.1 million, respectively. These decreases were partially offset by increased sales of Core, PICCS and Ports products of $0.4 million, $0.1 million and $0.4 million, respectively.

The change in sales for the six months ended November 30, 2023 compared to the same period in the prior year was primarily driven by:

Table of Content
•Decreased sales of dialysis and BioSentry products of $12.6 million and $3.6 million, respectively, which was due to the divestiture of these businesses on June 8, 2023; and
•Decreased sales of PICCs and Other Oncology and Vascular Access sales of $0.7 million and $0.7 million, respectively. These decreases were partially offset by increased sales of Core, Midlines, Ports and Microwave products of $0.3 million, $0.3 million, $2.0 million and $0.7 million, respectively.

Gross Profit

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2023	Nov 30, 2022	$ Change	Nov 30, 2023	Nov 30, 2022	$ Change
Med Tech	$15,816	$15,614	$202	$32,543	$30,043	$2,500
Gross profit % of sales	62.4%	63.7%		63.5%	63.5%

Med Device	$24,446	$29,464	$(5,018)	$47,779	$57,340	$(9,561)
Gross profit % of sales	45.5%	48.4%		44.9%	47.9%

Total	$40,262	$45,078	$(4,816)	$80,322	$87,383	$(7,061)
Gross profit % of sales	50.9%	52.8%		50.9%	52.3%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Total Company gross profit decreased by $4.8 million and $7.1 million for the three and six months ended November 30, 2023 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•The sale of the dialysis and BioSentry businesses, which negatively impacted gross profit by $5.3 million and $9.4 million, respectively;
•Sales volume, which positively impacted gross profit by $1.5 million and $3.7 million, respectively;
•Production volume, price and other incentives which positively impacted gross profit by $0.1 million and $1.0 million, respectively;
•Sales mix, which negatively impacted gross profit by $0.5 million and $1.0 million, respectively;
•Inflationary costs on raw materials, labor shortages and freight costs, which negatively impacted gross profit by $0.5 million and $0.9 million, respectively; and
•Incremental depreciation on placement units of $0.3 million and $0.6 million, respectively.

The Med Tech segment gross profit increased by $0.2 million and $2.5 million for the three and six months ended November 30, 2023 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•Sales volume, which positively impacted gross profit by $0.7 million and $2.8 million, respectively;
•Price and other incentives which positively impacted gross profit by $0.2 million and $0.9 million, respectively;
•Sales mix, which negatively impacted gross profit by $0.5 million and $0.9 million, respectively; and
•Incremental depreciation on placement units of $0.2 million and $0.4 million, respectively.

The Med Device segment gross profit decreased by $5.0 million and $9.6 million for the three and six months ended November 30, 2023 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:

•The sale of the dialysis and BioSentry businesses, which negatively impacted gross profit by $5.3 million and $9.4 million, respectively;
•Sales volume, which positively impacted gross profit by $0.8 million and $1.3 million, respectively;
•Production volume and price, which negatively impacted gross profit by $0.1 million for the three months ended November 30, 2023 compared to the same period in the prior year, and which positively impacted gross profit by $0.1 million for the six months ended November 30, 2023 compared to the same period in the prior year;
•Sales mix, which negatively impacted gross profit by $0.1 million and $0.8 million, respectively;
•Inflationary costs on raw materials, labor shortages and freight costs, which negatively impacted gross profit by $0.5 million and $0.8 million, respectively; and
•Incremental depreciation on placement units of $0.1 million and $0.1 million, respectively.

Table of Content
Operating Expenses and Other Income (Expense)

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2023	Nov 30, 2022	$ Change	Nov 30, 2023	Nov 30, 2022	$ Change
Research and development	$8,658	$6,838	$1,820	$16,599	$15,171	$1,428
% of sales	10.9%	8.0%		10.5%	9.1%
Selling and marketing	$25,464	$26,007	$(543)	$52,832	$52,550	$282
% of sales	32.2%	30.4%		33.5%	31.5%
General and administrative	$9,289	$10,835	$(1,546)	$20,145	$20,936	$(791)
% of sales	11.7%	12.7%		12.8%	12.5%
Research and development expense - Research and development (“R&D”) expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.
R&D expense increased $1.8 million and $1.4 million for the three and six months ended November 30, 2023 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•The timing of certain projects and clinical spend associated with the ongoing clinical trials, which increased R&D expense by $1.6 million and $1.0 million, respectively; and
•Compensation and benefits expenses, which increased $0.2 million and $0.6 million, respectively.

Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense decreased $0.5 million and increased $0.3 million for the three and six months ended November 30, 2023 compared to the same period in the prior year. The change for both periods was primarily driven by:
•Compensation and benefits expense, which increased by $0.7 million and $2.1 million, respectively; and
•Trade show expenses, which increased $0.1 million and $0.2 million, respectively. This was partially offset by travel and other selling expenses, which decreased $1.2 million and $1.9 million, respectively.

General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense decreased $1.5 million and $0.8 million for the three and six months ended November 30, 2023 compared to the same period in the prior year. The change for both periods was primarily driven by:
•Compensation and benefits expenses, which decreased $1.4 million and $0.5 million, respectively. The decrease for the six months ended November 30, 2023 was partially offset by a change in the vesting of equity grants to members of the Board from a one-year vest period to immediate vesting which resulted in additional expense of $1.1 million in the first quarter of fiscal year 2024; and
•Other outside consultant spend for legal and IT, which decreased $0.2 million and $0.1 million, respectively along with decreased travel expenses of $0.1 million and $0.3 million, respectively.

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2023	Nov 30, 2022	$ Change	Nov 30, 2023	Nov 30, 2022	$ Change
Amortization of intangibles	$3,562	$4,808	$(1,246)	$7,187	$9,645	$(2,458)
Change in fair value of contingent consideration	$221	$1,646	$(1,425)	$91	$1,857	$(1,766)
Acquisition, restructuring and other items, net	$6,188	$3,059	$3,129	$9,400	$8,640	$760
Other expense, net	$502	$(936)	$1,438	$333	$(1,492)	$1,825

Table of Content
Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.
•Amortization expense decreased $1.2 million and $2.5 million for the three and six months ended November 30, 2023 compared to the same period in the prior year, respectively, due to the intangible assets that were included in the sale of the dialysis and BioSentry businesses.
Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.
•The change in the fair value for the three and six months ended November 30, 2023 is related to the Eximo contingent consideration.
Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.
Acquisition, restructuring and other items, net, increased by $3.1 million and $0.8 million for the three and six months ended November 30, 2023, compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•Legal expense, related to litigation that is outside of the normal course of business, which increased $2.9 million and $2.9 million, respectively;
•Mergers and acquisition expense, which increased $0.3 million and $0.3 million, respectively;
•Manufacturing relocation expense related to the move of certain manufacturing lines from Queensbury, New York to a third party, which increased $0.1 million and $0.5 million, respectively;
•A transition services agreement that was entered into as a result of the sale of the dialysis and BioSentry businesses. The Company invoiced Merit Medical Systems, Inc. $0.2 million and $0.3 million for the three and six months ended November 30, 2023, respectively;
•The payment to the Israeli Innovation Authority of $3.5 million related to grant funds that were provided to Eximo to develop the Auryon laser prior to the acquisition in the second quarter of fiscal year 2020. These grant funds were fully repaid in the first quarter of fiscal year 2023 to satisfy the obligation which was otherwise being paid as a royalty based on a percentage of sales; and
•$0.9 million of deferred financing fees that were written-off in conjunction with the sale of the Dialysis and BioSentry businesses and concurrent extinguishment of the debt for the six months ended November 30, 2023, compared to the same period in the prior year.

Other expense, net - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.
•The change in other expense of $1.4 million and $1.8 million for the three and six months ended November 30, 2023, compared to the same period in the prior year, respectively, is primarily due to decreased interest expense of $0.6 million and $0.9 million, respectively, increased interest income of $0.5 million and $0.7 million, respectively and unrealized foreign currency fluctuations of $0.3 million and $0.1 million, respectively.
Income Tax Benefit

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2023	Nov 30, 2022	Nov 30, 2023	Nov 30, 2022
Income tax benefit (expense)	$16.4	$(0.6)	$5.4	$(1.4)
Effective tax rate including discrete items	(130.2)%	6.2%	24.3%	6.2%
Our effective tax rate including discrete items for the three months ended November 30, 2023 and 2022 was (130.2)% and 6.2%, respectively. Our effective tax rate including discrete items for the six months ended November 30, 2023 and 2022 was 24.3% and 6.2%, respectively. In fiscal year 2024, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).

Table of Content
Liquidity and Capital Resources
We regularly review our liquidity and anticipated capital requirements and we believe that our current cash on hand provides sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months.
Our cash and cash equivalents totaled $60.9 million as of November 30, 2023, compared with $44.6 million as of May 31, 2023. As of November 30, 2023 there was no outstanding debt as the Credit Agreement was extinguished in connection with the Divestiture (see Note 7 "Long-Term Debt" set forth in the Notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q). As of May 31, 2023, total debt outstanding related to the Credit Agreement was $50.0 million. The fair value of contingent consideration liability as of November 30, 2023 and May 31, 2023, was $9.4 million and $19.3 million, respectively.
The table below summarizes our cash flows:

	Six Months Ended
(in thousands)	Nov 30, 2023	Nov 30, 2022
Cash provided by (used in):
Operating activities	$(20,633)	$(17,246)
Investing activities	96,649	(6,072)
Financing activities	(59,942)	24,479
Effect of exchange rate changes on cash and cash equivalents	202	(129)
Net change in cash and cash equivalents	$16,276	$1,032
During the quarters ended November 30, 2023 and 2022, cash flows consisted of the following:
Cash used in operating activities
Six months ended November 30, 2023 and 2022:
•Net income of $16.8 million and a net loss of $21.5 million, respectively, plus the non-cash items, primarily driven by depreciation and amortization and stock based compensation, along with the changes in working capital below, contributed to cash used in operations of $20.6 million and $17.2 million, respectively, for these periods.
•For the period ended November 30, 2023, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $1.0 million, along with increased inventory and prepaid expenses of $8.8 million and $5.0 million, respectively. This was partially offset by decreased accounts receivable of $0.7 million.
•For the period ended November 30, 2022, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $2.8 million, along with increased receivables, inventory and prepaid expenses of $1.0 million, $11.8 million and $3.9 million, respectively.
Cash provided by (used in) investing activities
Six months ended November 30, 2023 and 2022:
•$1.3 million and $2.1 million, respectively, of cash was used for fixed asset additions;
•$2.0 million and $3.4 million, respectively, of cash was used for Auryon placement and evaluation unit additions;
•$100.0 million of cash was received for the divestiture of the dialysis and BioSentry businesses in the first quarter of fiscal year 2024; and
•$0.5 million of cash was used for the acquisition of an exclusive license in the first quarter of fiscal year 2023.

Cash (used in) provided by financing activities
Six months ended November 30, 2023 and 2022:
•$50.0 million repayment of the Credit Agreement in connection with the completion of the dialysis and BioSentry divestiture in the first quarter of fiscal year 2024;
•$70.0 million in proceeds on long-term debt less the repayment of $45.0 million associated with the then new Credit Agreement in the first quarter of fiscal year 2023;
•$0.8 million of deferred financing costs associated with the then new Credit Agreement in the first quarter of fiscal year 2023;
•$10.0 million contingent consideration payment made in the first quarter of fiscal year 2024; and
•$0.1 million and $0.2 million, respectively, of proceeds from stock option and ESPP activity.

Table of Content
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
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British Pound and Canadian Dollar. For the six months ended November 30, 2023, approximately 4.14% of our sales were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended November 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended November 30, 2023:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (2)
September 1, 2023 - September 30, 2023	—	$7.26	—	$—
October 1, 2023 - October 31, 2023	1,802	$6.81	—	$—
November 1, 2023 - November 30, 2023	733	$6.65	—	$—
Total	2,535	$6.76	—	—
(1)These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares/units from equity-based awards.
(2)These amounts are not applicable as the Company currently does not have a share repurchase program in effect.
Item 3. Defaults on Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended November 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) or the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

ANGIODYNAMICS, INC.
(Registrant)

Date:	January 8, 2024	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	January 8, 2024	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)