Form 10-Q
period 2024-02-29
ANGIODYNAMICS INC
filed 2024-04-09
CIK 1275187

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 8, 2024
Common Stock, par value $.01	40,054,533

Table of Content
AngioDynamics, Inc. and Subsidiaries

Table of Content
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	Feb 29, 2024	Feb 28, 2023	Feb 29, 2024	Feb 28, 2023
Net sales	$75,182	$80,712	$232,934	$247,678
Cost of sales (exclusive of intangible amortization)	39,321	40,208	116,751	119,791
Gross profit	35,861	40,504	116,183	127,887
Operating expenses:
Research and development	8,189	6,852	24,788	22,023
Sales and marketing	25,405	25,406	78,237	77,956
General and administrative	10,578	8,839	30,723	29,775
Amortization of intangibles	3,287	4,739	10,474	14,384
Goodwill impairment	159,476	—	159,476	—
Change in fair value of contingent consideration	112	227	203	2,084
Acquisition, restructuring and other items, net	35,367	3,369	44,767	12,009
Total operating expenses	242,414	49,432	348,668	158,231
Gain on sale of assets	6,657	—	54,499	—
Operating loss	(199,896)	(8,928)	(177,986)	(30,344)
Other expense:
Interest income (expense), net	394	(736)	1,047	(1,801)
Other expense, net	(238)	—	(558)	(427)
Total other income (expense), net	156	(736)	489	(2,228)
Loss before income tax benefit	(199,740)	(9,664)	(177,497)	(32,572)
Income tax benefit	(12,004)	(179)	(6,597)	(1,597)
Net loss	$(187,736)	$(9,485)	$(170,900)	$(30,975)
Loss per share
Basic	$(4.67)	$(0.24)	$(4.26)	$(0.79)
Diluted	$(4.67)	$(0.24)	$(4.26)	$(0.79)
Weighted average shares outstanding
Basic	40,234	39,509	40,098	39,436
Diluted	40,234	39,509	40,098	39,436
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	Feb 29, 2024	Feb 28, 2023	Feb 29, 2024	Feb 28, 2023
Net loss	$(187,736)	$(9,485)	$(170,900)	$(30,975)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	1,902	(3,562)	1,917	(5,207)
Other comprehensive income (loss), before tax	1,902	(3,562)	1,917	(5,207)
Income tax expense related to items of other comprehensive loss	—	—	—	—
Other comprehensive income (loss), net of tax	1,902	(3,562)	1,917	(5,207)
Total comprehensive loss, net of tax	$(185,834)	$(13,047)	$(168,983)	$(36,182)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Feb 29, 2024	May 31, 2023
Assets
Current assets
Cash and cash equivalents	$78,451	$44,620
Accounts receivable, net of allowances of $2,560 and $2,150 respectively	49,475	52,826
Inventories	58,068	55,325
Prepaid expenses and other	10,913	4,617
Current assets held for sale	—	6,154
Total current assets	196,907	163,542
Property, plant and equipment, net	37,040	44,384
Intangible assets, net	81,570	111,144
Goodwill	—	159,238
Other assets	9,325	10,676
Non-current assets held for sale	—	43,653
Total assets	$324,842	$532,637
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$35,152	$40,445
Accrued liabilities	30,963	26,617
Current portion of contingent consideration	9,500	14,761
Other current liabilities	10,259	2,002
Total current liabilities	85,874	83,825
Long-term debt	—	49,818
Deferred income taxes	5,917	12,813
Contingent consideration, net of current portion	—	4,535
Other long-term liabilities	14,353	3,350
Total liabilities	106,144	154,341
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 40,794,533 and 39,981,422 shares issued and 40,424,533 and 39,611,422 shares outstanding at February 29, 2024 and May 31, 2023, respectively	385	382
Additional paid-in capital	608,588	599,206
Accumulated deficit	(381,755)	(210,855)
Treasury stock, 370,000 shares at February 29, 2024 and May 31, 2023, respectively	(5,714)	(5,714)
Accumulated other comprehensive income	(2,806)	(4,723)
Total Stockholders’ Equity	218,698	378,296
Total Liabilities and Stockholders' Equity	$324,842	$532,637
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Nine Months Ended
	Feb 29, 2024	Feb 28, 2023
Cash flows from operating activities:
Net loss	$(170,900)	$(30,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,895	23,316
Non-cash lease expense	1,441	1,883
Stock based compensation	8,633	8,177
Gain on disposal of assets	(54,499)	—
Transaction costs for disposition	(5,084)	—
Change in fair value of contingent consideration	203	2,084
Impairment loss on indefinite-lived intangible assets	159,476	—
Deferred income taxes	(7,143)	(1,752)
Change in accounts receivable allowances	1,007	560
Fixed and intangible asset impairments and disposals	7,084	144
Write-off of other assets	869	—
Other	161	(317)
Changes in operating assets and liabilities:
Accounts receivable	2,345	759
Inventories	(6,825)	(12,254)
Prepaid expenses and other	(7,566)	(392)
Accounts payable, accrued and other liabilities	16,744	(7,109)
Net cash used in operating activities	(33,159)	(15,876)
Cash flows from investing activities:
Additions to property, plant and equipment	(1,952)	(2,756)
Additions to placement and evaluation units	(3,245)	(4,922)
Acquisition of intangibles	(3,250)	(540)
Proceeds from sale of assets	134,500	—
Net cash provided by (used in) investing activities	126,053	(8,218)
Cash flows from financing activities:
Repayment of long-term debt	(50,000)	(45,000)
Proceeds from borrowings on long-term debt	—	70,000
Deferred financing costs on long-term debt	—	(751)
Payment of acquisition related contingent consideration	(10,000)	—
Proceeds from exercise of stock options and employee stock purchase plan	752	1,171
Net cash (used in) provided by financing activities	(59,248)	25,420
Effect of exchange rate changes on cash and cash equivalents	185	(40)
Increase in cash and cash equivalents	33,831	1,286
Cash and cash equivalents at beginning of period	44,620	28,825
Cash and cash equivalents at end of period	$78,451	$30,111

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$148	$140
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2023	39,981,422	$382	$599,206	$(210,855)	$(4,723)	(370,000)	$(5,714)	$378,296
Net income				45,884				45,884
Issuance/Cancellation of restricted stock units	386,031		(280)					(280)
Issuance/Cancellation of performance share units	87,377		(210)					(210)
Purchases of common stock under ESPP	131,811	1	899					900
Stock-based compensation			4,144					4,144
Other comprehensive loss, net of tax					(930)			(930)
Balance at August 31, 2023	40,586,641	$383	$603,759	$(164,971)	$(5,653)	(370,000)	$(5,714)	$427,804
Net loss				(29,048)				(29,048)
Issuance/Cancellation of restricted stock units	7,765		(16)					(16)
Issuance/Cancellation of performance share units			(336)					(336)
Stock-based compensation			1,877					1,877
Other comprehensive income, net of tax					945			945
Balance at November 30, 2023	40,594,406	$383	$605,284	$(194,019)	$(4,708)	(370,000)	$(5,714)	$401,226
Net loss				(187,736)				(187,736)
Issuance/Cancellation of restricted stock units	49,701		(9)					(9)
Purchases of common stock under ESPP	150,426	2	701					703
Stock-based compensation			2,612					2,612
Other comprehensive income, net of tax					1,902			1,902
Balance at February 29, 2024	40,794,533	$385	$608,588	$(381,755)	$(2,806)	(370,000)	$(5,714)	$218,698

Table of Content

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2022	39,541,173	$380	$586,879	$(158,413)	$1,357	(370,000)	$(5,714)	$424,489
Net loss				(13,004)				(13,004)
Exercise of stock options	6,617		(29)					(29)
Issuance/Cancellation of restricted stock units	213,241		(648)					(648)
Issuance/Cancellation of performance share units	29,826		(312)					(312)
Purchases of common stock under ESPP	56,894	1	1,070					1,071
Stock-based compensation			3,024					3,024
Other comprehensive loss, net of tax					(550)			(550)
Balance at August 31, 2022	39,847,751	$381	$589,984	$(171,417)	$807	(370,000)	$(5,714)	$414,041
Net loss				(8,486)				(8,486)
Exercise of stock options	15,000		184					184
Issuance/Cancellation of restricted stock units	11,393		(36)					(36)
Stock-based compensation			3,350					3,350
Other comprehensive loss, net of tax					(1,095)			(1,095)
Balance at November 30, 2022	39,874,144	$381	$593,482	$(179,903)	$(288)	(370,000)	$(5,714)	$407,958
Net loss				(9,485)				(9,485)
Issuance/Cancellation of restricted stock units	9,394		(36)					(36)
Purchases of common stock under ESPP	92,884	1	976					977
Stock-based compensation			1,803					1,803
Other comprehensive loss, net of tax					(3,562)			(3,562)
Balance at February 28, 2023	39,976,422	$382	$596,225	$(189,388)	$(3,850)	(370,000)	$(5,714)	$397,655

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended February 29, 2024 and February 28, 2023, the Consolidated Balance Sheet as of February 29, 2024, the Consolidated Statements of Cash Flows for the nine months ended February 29, 2024 and February 28, 2023, and the Consolidated Statements of Stockholders’ Equity for the nine months ended February 29, 2024 and February 28, 2023 have been prepared by the Company and are unaudited. The Consolidated Balance Sheet as of May 31, 2023 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended February 29, 2024 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three and nine months ended February 29, 2024 and February 28, 2023 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries (collectively, the "Company", "we", "our" or "us"). All intercompany balances and transactions have been eliminated.
2. DIVESTITURES
PICCs and Midlines
Pursuant to an asset purchase agreement dated February 15, 2024 (the "Asset Purchase Agreement"), the Company completed the sale of the PICC and Midline businesses (the "Divestiture") to Spectrum Vascular ("Spectrum"). Total consideration received by the Company for the Divestiture in the third quarter of fiscal year 2024 was $34.5 million in cash and resulted in a pre-tax book gain of $6.7 million. Included in the agreement is a $5.5 million earn-out related to the sales of divested products over a two year period and a milestone payment of $5.0 million paid upon final transfer of the manufacturing to a third-party.
The Company and Spectrum entered into various agreements to facilitate the transition of the divested businesses to Spectrum, including a Transition Services Agreement and Contract Manufacturing Agreement. The Company determined that the sale of the businesses did not constitute a strategic shift that had a major effect on the Company's operations or financial results and as a result, this transaction will not be classified as discontinued operations.
The following table summarizes the major classes of assets sold on the date of the sale:

(in thousands)	As of February 15, 2024
Current assets:
Inventories	$4,203
Total current assets	$4,203
Non-current assets:
Property, plant and equipment, net	$158
Intangible assets, net	20,781
Other assets	40
Total non-current assets	$20,979
Dialysis and BioSentry
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

Table of Content
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
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following table summarizes net sales by Med Tech, Med Device and by geography:

	Three Months Ended February 29, 2024			Three Months Ended February 28, 2023
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$22,033	$3,811	$25,844	$20,381	$2,493	$22,874
Med Device	40,309	9,029	49,338	47,239	10,599	57,838
Total	$62,342	$12,840	$75,182	$67,620	$13,092	$80,712

	Nine Months Ended February 29, 2024			Nine Months Ended February 28, 2023
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$65,222	$11,846	$77,068	$61,373	$8,820	$70,193
Med Device	125,521	30,345	155,866	146,901	30,584	177,485
Total	$190,743	$42,191	$232,934	$208,274	$39,404	$247,678
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

Table of Content
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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the nine months ended February 29, 2024, such product returns were not material.

Table of Content
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Feb 29, 2024	May 31, 2023
Receivables	$49,475	$52,826
Contract assets	$—	$—
Contract liabilities	$715	$499
During the nine months ended February 29, 2024, the Company had additions to contract liabilities of $0.6 million. This was offset by $0.3 million in revenue that was recognized during the nine months ended February 29, 2024.
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

4. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Feb 29, 2024	May 31, 2023
Raw materials	$31,161	$28,679
Work in process	7,946	6,708
Finished goods	18,961	19,938
Inventories	$58,068	$55,325
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow-moving inventory. The total inventory reserve at February 29, 2024 and May 31, 2023 was $3.6 million and $3.1 million, respectively.

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

Table of Content
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
In the third quarter of fiscal year 2024, the Company concluded that the sustained decline in our stock price was a triggering event for the Med Tech reporting unit. To determine the fair value of the remaining Med Tech reporting unit as of February 29, 2024, the Company utilized the income approach, as it was determined to be a better representation of the remaining Med Tech reporting unit's projected long-term performance. The income approach is based on the projected cash flows discounted to their present value using discount rates, that in the Company's judgment, consider the timing and risk of the forecasted cash flows using internally developed forecasts and assumptions. Under the income approach, the discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. Based on the results of this evaluation, the Company recorded a goodwill impairment charge of $159.5 million for the quarter ended February 29, 2024 to write down the carrying value of the Med Tech reporting unit to fair value. The impairment loss is disclosed separately on the face of the accompanying consolidated statements of operations.
Goodwill for each reporting unit is allocated as follows:

	Nine months ended Feb 29, 2024
(in thousands)	Med Tech	Med Device	Total
Balance, June 1, 2023	$159,238	$—	$159,238
Foreign currency translation adjustments	(221)	—	(221)
Balance, August 31, 2023	$159,017	$—	$159,017
Foreign currency translation adjustments	209	—	209
Balance, November 30, 2023	$159,226	$—	$159,226
Goodwill impairment	(159,476)	—	(159,476)
Foreign currency translation adjustments	$250	$—	$250
Balance, February 29, 2024	$—	$—	$—
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
During the third quarter of fiscal year 2024, the Company made the decision to abandon the Syntrax product line. This resulted in an impairment charge of $3.3 million for the Syntrax product technology intangible. The impairment charge is recorded in "Acquisition, Restructuring and Other" in the consolidated financial statements included in this Form 10-Q (see Note 15 "Acquisition, Restructuring, and Other Items, Net" set forth in the Notes to our consolidated financial statements in this Quarterly Report on Form 10 -Q).

Table of Content
Intangible assets consisted of the following:

	Feb 29, 2024
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$178,522	$(100,707)	$77,815
Customer relationships	9,023	(5,510)	3,513
Trademarks	2,100	(2,010)	90
Licenses	3,837	(3,685)	152
	$193,482	$(111,912)	$81,570

	May 31, 2023
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$211,751	$(118,314)	$93,437
Customer relationships	57,509	(40,755)	16,754
Trademarks	7,450	(6,660)	790
Licenses	4,837	(4,674)	163
	$281,547	$(170,403)	$111,144
Amortization expense for the three months ended February 29, 2024 and February 28, 2023 was $3.3 million and $4.7 million, respectively. Amortization expense for the nine months ended February 29, 2024 and February 28, 2023 was $10.5 million and $14.4 million, respectively.
Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
Remainder of 2024	$2,605
2025	10,422
2026	10,241
2027	10,150
2028	10,101
2029 and thereafter	38,051
$81,570

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Feb 29, 2024	May 31, 2023
Payroll and related expenses	$13,465	$9,232
Outside services	7,181	7,088
Research and development	2,303	1,525
Royalties	2,252	2,874
Sales and franchise taxes	508	480
Deferred Warranties	443	475
Rebates	454	469
Accrued Freight	450	450
Accrued severance	873	262
Other	3,034	3,762
	$30,963	$26,617
7. LONG-TERM DEBT
On June 8, 2023 and in connection with the completion of the dialysis and BioSentry divestiture, the Company repaid all amounts outstanding under its then existing Credit Agreement, dated as of August 30, 2022, with the lender parties thereto,

Table of Content
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

8. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 5.6% as of the third quarter of fiscal year 2024, as compared to 5.2% for the same period in fiscal year 2023. In fiscal year 2024, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets as of February 29, 2024. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

9. SHARE-BASED COMPENSATION
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. On November 14, 2023 the Company's shareholders approved an amendment to the 2020 Plan to increase the reserve of shares of common stock available for future grants by 1.5 million shares. As of February 29, 2024, there was a maximum of 2.7 million shares of common stock available for future grant under the 2020 Plan.
Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.
The Company also has an employee stock purchase plan. On November 3, 2022 the Company's shareholders approved an amendment to the employee stock purchase plan to increase the reserve of shares of common stock available for future grants by 1.0 million shares. As of February 29, 2024, there was a maximum of 2.9 million shares of common stock available for future grant under the employee stock purchase plan.
For the three months ended February 29, 2024 and February 28, 2023, share-based compensation expense was $2.6 million and $1.8 million, respectively. For the nine months ended February 29, 2024 and February 28, 2023, share-based compensation expense was $8.6 million and $8.2 million, respectively.
During the nine months ended February 29, 2024 and February 28, 2023, the Company granted stock options and restricted stock units under the 2020 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Generally, restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award. In July 2023, the Board of Directors approved a change in terms of restricted stock units granted to non-employee directors to provide for immediate vesting upon grant of the award.
During the nine months ended February 29, 2024 and February 28, 2023, the Company granted performance share units under the 2020 Plan to certain employees. The awards may be earned by achieving performance levels over the requisite service period. The performance criteria are based on achieving certain performance targets and the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards is based on a Monte Carlo simulation model.

Table of Content
As of February 29, 2024, there was $16.5 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The Company has sufficient shares to satisfy expected share-based payment arrangements.
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
The following table reconciles basic to diluted weighted-average shares outstanding:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 29, 2024	Feb 28, 2023	Feb 29, 2024	Feb 28, 2023
Basic	40,234	39,509	40,098	39,436
Effect of dilutive securities	—	—	—	—
Diluted	40,234	39,509	40,098	39,436

Securities excluded as their inclusion would be anti-dilutive	4,134	3,706	4,134	3,706

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
The Company manages its assets on a total company basis, not by operating segment; therefore, the CEO does not review any asset information by operating segment and, accordingly, asset information is not reported or evaluated by operating segment. Total assets were $324.8 million as of February 29, 2024.
The table below summarizes net sales and gross margin by Med Tech and Med Device:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 29, 2024	Feb 28, 2023	Feb 29, 2024	Feb 28, 2023

Med Tech Net Sales	$25,844	$22,874	$77,068	$70,193
Gross profit	15,857	14,774	48,400	44,816
Gross margin	61.4%	64.6%	62.8%	63.8%

Med Device Net Sales	$49,338	$57,838	155,866	$177,485
Gross profit	20,004	25,730	67,783	$83,071
Gross margin	40.5%	44.5%	43.5%	46.8%

Total Net Sales	$75,182	$80,712	$232,934	$247,678
Gross profit	35,861	40,504	116,183	127,887
Gross margin	47.7%	50.2%	49.9%	51.6%

Table of Content
Geographic information
The table below summarizes net sales by geographic area based on external customer location:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 29, 2024	Feb 28, 2023	Feb 29, 2024	Feb 28, 2023
Net Sales
United States	$62,342	$67,620	$190,743	$208,274
International	12,840	13,092	42,191	39,404
Total	$75,182	$80,712	$232,934	$247,678
For the three months ended February 29, 2024 and February 28, 2023, international sales as a percentage of total net sales were 17.1% and 16.2%, respectively. For the nine months ended February 29, 2024 and February 28, 2023, international sales as a percentage of total net sales were 18.1% and 15.9%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales and 66% of long-lived assets are located within the United States.

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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:			Fair Value at Feb 29, 2024
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$9,500	$9,500
Total Financial Liabilities	$—	$—	$9,500	$9,500

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2023
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$19,296	$19,296
Total Financial Liabilities	$—	$—	$19,296	$19,296
There were no transfers between Level 1, 2 and 3 for the three and nine months ended February 29, 2024 and February 28, 2023.

Table of Content
The table below presents the changes in fair value components of Level 3 instruments:

Three Months Ended Feb 29, 2024
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, November 30, 2023	$9,387
Change in present value of contingent consideration (1)	112
Currency gain from remeasurement	1
Contingent consideration payment	—
Balance, February 29, 2024	$9,500

Nine Months Ended Feb 29, 2024
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2023	$19,296
Change in present value of contingent consideration (1)	203
Currency gain from remeasurement	1
Contingent consideration payment	(10,000)
Balance, February 29, 2024	$9,500
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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of February 29, 2024:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$9,500	Discounted cash flow	Discount rate	10%
			Probability of payment	90% - 100%
			Projected fiscal year of payment	2024 - 2025
At February 29, 2024, the amount of undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $10.0 million. The milestones, including revenue projections and technical milestones associated with the contingent consideration, must be reached in future periods ranging from fiscal years 2024 to 2029 in order for the associated consideration to be paid.

Table of Content

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
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	Feb 29, 2024	May 31, 2023
Assets
Operating lease ROU asset	Other assets	$3,854	$5,113
Liabilities
Current operating lease liabilities	Other current liabilities	1,645	1,922
Non-current operating lease liabilities	Other long-term liabilities	2,322	3,316
Total lease liabilities		$3,967	$5,238
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

Feb 29, 2024
Weighted average remaining term (in years)	2.58
Weighted average discount rate	4.7%
The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	Feb 29, 2024
Remainder of 2024	$501
2025	1,671
2026	1,437
2027	437
2028 and thereafter	174
Total lease payments	$4,220
Less: Imputed Interest	253
Total lease obligations	$3,967
Less: Current portion of lease obligations	1,645
Long-term lease obligations	$2,322

Table of Content
During the three months ended February 29, 2024 and February 28, 2023, the Company recognized $0.7 million and $0.7 million of operating lease expense, respectively, which includes immaterial short-term leases. During the nine months ended February 29, 2024 and February 28, 2023, the Company recognized $1.9 million and $2.0 million of operating lease expense, respectively, which includes immaterial short-term leases. The expenses on the Consolidated Statement of Operations were classified as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 29, 2024	Feb 28, 2023	Feb 29, 2024	Feb 28, 2023
Cost of sales	$218	$221	$634	$661
Research and development	54	54	151	158
Sales and marketing	40	42	121	122
General and administrative	338	379	998	1,103
	$650	$696	$1,904	$2,044
The following table presents supplemental cash flow and other information related to leases:

	Nine Months Ended
(in thousands)	Feb 29, 2024	Feb 28, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,555	$2,079
ROU assets obtained in exchange for lease liabilities
Operating leases	$618	$—

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

On March 10, 2015, Bard and Bard Peripheral Vascular filed suit in the District of Delaware claiming certain of the Company's implantable port products infringe on three U.S. patents held by Bard (US Patent Nos. 8,475,417, 8,545,460, 8,805,478). The Court entered Judgement on June 1, 2023 in favor of the Company. Bard has appealed to the Federal Circuit, where Bard has its reply brief in support of its appeal due May 6, 2024. A hearing date has not yet been set.

On March 8, 2021, Bard filed suit in the District of Delaware asserting certain of the Company’s port products (including certain related infusion sets) infringe U.S. Patent Nos. 8,025,639, 9,603,992 and 9,603,993. The Company counterclaimed, alleging that certain of Bard’s catheter products infringe U.S. Patent Nos. 8,377,011, 10,729,881, 8,454,574.

On March 31, 2024, the Company and Bard’s parent company Becton, Dickinson and Company (collectively, “BD”) entered into a settlement agreement (the “Settlement Agreement”) to resolve the ongoing litigations. Under the terms of the Settlement Agreement, BD will grant a license to the Company under certain of BD’s port patents and AngioDynamics will grant BD a license under certain of the Company’s catheter patents. The Company will make a one-time lump sum payment to BD in the amount of $7.0 million which will be payable in installments over the next 12 months. The Company will also make six minimum annual payments to BD of $2.5 million through February, 2029, and potential additional payments if six percent (6%) of annual net sales of the Company’s port products exceed the minimum payment. The parties will participate in the pending appeal before the Federal Circuit of the case that was filed March 10, 2015 and a contingent payment of $3.0 million will be due from the Company to BD if the Federal Circuit reverses or vacates the District Court’s findings of invalidity with respect to the patent claims at issue in the case. Neither party admitted any liability and the agreement contains mutual covenants not to sue and releases.

Table of Content

15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET
Acquisition, Restructuring and Other Items
Acquisition, restructuring and other items, net, consisted of:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 29, 2024	Feb 28, 2023	Feb 29, 2024	Feb 28, 2023
Legal (1)	$23,314	$2,614	$30,453	$6,899
Mergers and acquisitions (2)	147	—	399	—
Plant closure (3)	5,426	—	6,115	—
Intangible and other asset impairment (4)	6,260	—	6,260	—
Transition service agreement (5)	(333)	—	(655)	—
Manufacturing relocation (6)	—	324	587	1,062
Israeli Innovation Authority prepayment (7)	—	—	—	3,544
Other (8)	553	431	1,608	504
Total	$35,367	$3,369	$44,767	$12,009
(1) Legal expenses related to litigation that is outside the normal course of business. For the three and nine months ended February 29, 2024, a $19.3 million settlement expense was recorded as a result of the Settlement Agreement that was entered into between the Company and BD.
(2) Mergers and acquisitions expense related to legal and due diligence.
(3) Included in the $6.1 million in plant closure for the nine months ended February 29, 2024 is $0.7 million that was previously included in manufacturing relocation.
(4) An impairment of $3.4 million on intangible and fixed assets and an inventory write-off of $2.9 million was taken in the third quarter of fiscal year 2024 relating to the abandonment of the Syntrax and RF product lines.
(5) Transition services agreements that were entered into with Merit and Spectrum.
(6) Expenses to relocate certain manufacturing lines out of Queensbury, NY.
(7) In the first quarter of fiscal year 2023, a $3.5 million payment was made to the Israeli Innovation Authority to fully satisfy the obligation related to grant funds that were provided to Eximo for development of the Auryon laser prior to the acquisition in the second quarter of fiscal year 2020.
(8) Included in the $1.6 million in other for the nine months ended February 29, 2024 is $0.9 million of deferred financing fees that were written-off in conjunction with the sale of the Dialysis and BioSentry businesses and concurrent extinguishment of the debt.
Restructuring
The Company evaluates its performance and looks for opportunities to improve the overall operations of the Company on an ongoing basis. As a result of this evaluation, certain restructuring initiatives are taken to enhance the Company’s overall operations. On January 5, 2024, the Company announced a restructuring of its manufacturing footprint and a shift to an outsourced model (the "Plan"). This Plan will transfer all product manufacturing processes to third-party manufacturers. The restructuring activities associated with the Plan are expected to be completed in the third quarter of fiscal year 2026.
The following table provides a summary of our estimated costs associated with the plan:

Type of cost	Total estimated amount expected to be incurred (in thousands)
Facilities closeout fees (1)	$14,500	to	$15,250
Termination benefits	9,000	to	10,000
Outside consultants	9,000	to	10,000
Validation expenses	4,500	to	5,500
Regulatory filings	750	to	1,250
Other	750	to	1,250
	$38,500	to	$43,250
(1) Included in this estimate is approximately $13.6 million of non-cash charges for accelerated depreciation and building impairment.

The Company recorded restructuring charges related to the plan during the three and nine months ended February 29, 2024 of $5.4 million and $6.1 million, respectively. Total restructuring charges recorded to date are $6.1 million. Termination

Table of Content
benefits are only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits are being recorded ratably over the service period.

The table below presents the restructuring reserve for the three and nine months ended February 29, 2024:

	Three Months Ended Feb 29, 2024
	Termination Benefits	Outside Consultants	Validation Expenses	Facilities Closeout Fees	Regulatory Filings	Other	Total
(in thousands)
Balance at November 30, 2023	$—	$653	$—	$—	$—	$36	$689
Charges	227	647	37	4,500	10	5	5,426
Non-cash adjustments	—	—	—	(4,500)	—	—	(4,500)
Cash payments	—	(635)	—	—	—	(41)	(676)
Balance at February 29, 2024	$227	$665	$37	$—	$10	$—	$939

	Nine Months Ended Feb 29, 2024
	Termination Benefits	Outside Consultants	Validation Expenses	Facilities Closeout Fees	Regulatory Filings	Other	Total
(in thousands)
Balance at May 31, 2023	$—	$—	$—	$—	$—	$—	$—
Charges	227	1,300	37	4,500	10	41	6,115
Non-cash adjustments	—	—	—	(4,500)	—	—	(4,500)
Cash payments	—	(635)	—	—	—	(41)	(676)
Balance at February 29, 2024	$227	$665	$37	$—	$10	$—	$939

16. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in each component of accumulated other comprehensive income, net of tax, are as follows:

Three Months Ended Feb 29, 2024
(in thousands)	Foreign currency translation income
Balance at November 30, 2023	$(4,708)
Other comprehensive income, net of tax	1,902
Net other comprehensive income	$1,902
Balance at February 29, 2024	$(2,806)

Nine Months Ended Feb 29, 2024
(in thousands)	Foreign currency translation income
Balance at May 31, 2023	$(4,723)
Other comprehensive income, net of tax	1,917
Net other comprehensive income	$1,917
Balance at February 29, 2024	$(2,806)

17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements - Adopted

Table of Content

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
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
18. SUBSEQUENT EVENTS
On March 31, 2024, the Company and BD entered into a Settlement Agreement as described in Note 14 "Commitments and Contingencies" set forth in the Notes to our consolidated financial statements in this Quarterly Report on Form 10 -Q. The Company will make a one-time lump sum payment to BD in the amount of $7.0 million, $3.0 million of which will be payable within 5 business days, and the remainder of which will be payable in installments over the next 12 months. The Company will also make six minimum annual payments to BD of $2.5 million through February, 2029, and potential additional payments if six percent (6%) of annual net sales of AngioDynamics’ port products exceed the minimum payment. The parties will participate in the pending appeal before the Federal Circuit of the case titled C.R. Bard, Inc. and Bard Peripheral Vascular, Inc. v. AngioDynamics, Inc. (C.A. 15-00218–JFB; and CAFC appeal No. 23-2056) and a contingent payment of $3.0 million will be due from AngioDynamics to BD if the Federal Circuit reverses or vacates the District Court’s findings of invalidity with respect to the patent claims at issue in the case. Neither party admitted any liability and the agreement contains mutual covenants not to sue and releases. The agreement contains mutual covenants not to sue and releases. As of February 29, 2024, the lump sum and the present value of the minimum annual payments of $19.3 million was recorded in "Acquisition, restructuring and other items, net" on the accompanying consolidated statements of operations and a long-term asset of $1.3 million, other current liabilities of $8.5 million and other long-term liabilities of $12.0 million was recorded on the consolidated balance sheets.

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
On January 5, 2024, the Company announced a restructuring of its manufacturing footprint and a shift to an outsourced model (the "Plan"). This Plan will transfer all product manufacturing processes to third-party manufacturers. The restructuring activities associated with the Plan are expected to be completed in the third quarter of fiscal year 2026 and will allow the Company to more effectively compete in chosen markets and fundamentally change its corporate gross margin profile.
On February 15, 2024, the Company completed the sale of the PICC and Midline businesses to Spectrum Vascular. The Company also entered into various agreements to facilitate the transition to Spectrum, including a Transition Services Agreement and Contract Manufacturing Agreement. Total consideration received by the Company for the Divestiture was $34.5 million in cash and resulted in a pre-tax book gain of $6.7 million. Included in the agreement is a $5.5 million earn-out related to the sales of divested products over a two year period and a milestone payment of $5.0 million paid upon final transfer of the manufacturing to a third-party.
In the third quarter of fiscal year 2024, the Company concluded that the sustained decline in our stock price was a triggering event for the Med Tech reporting unit. The Company utilized the income approach to determine the fair value of the remaining Med Tech reporting unit. Based on the results of this evaluation, the Company recorded a goodwill impairment charge of $159.5 million for the quarter ended February 29, 2024 to write down the carrying value of the Med Tech reporting unit to fair value.
On March 31, 2024, the Company and BD entered into a Settlement Agreement as described in Note 14 "Commitments and Contingencies" set forth in the Notes to our consolidated financial statements in this Quarterly Report on Form 10 -Q. The Company will make a one-time lump sum payment to BD in the amount of $7.0 million, $3.0 million of which will be payable within 5 business days, and the remainder of which will be payable in installments over the next 12 months. The Company will also make six minimum annual payments to BD of $2.5 million through February, 2029, and potential additional payments if six percent (6%) of annual net sales of AngioDynamics’ port products exceed the minimum payment. The parties will participate in the pending appeal before the Federal Circuit of the case titled C.R. Bard, Inc. and Bard Peripheral Vascular, Inc. v. AngioDynamics, Inc. (C.A. 15-00218–JFB; and CAFC appeal No. 23-2056) and a contingent payment of $3.0 million will be due from AngioDynamics to BD if the Federal Circuit reverses or vacates the District Court’s findings of invalidity with respect to the patent claims at issue in the case. Neither party admitted any liability and the agreement contains mutual covenants not to sue and releases. The agreement contains mutual covenants not to sue and releases. As of February 29, 2024,

Table of Content
the present value of the lump sum and minimum annual payments of $19.3 million was recorded in "Acquisition, restructuring and other items, net" on the accompanying consolidated statements of operations and a long-term asset of $1.3 million, other current liabilities of $8.5 million and other long-term liabilities of $12.0 million was recorded on the consolidated balance sheets.
In evaluating the operating performance of our business, management focuses on company-wide and segment revenue and gross margin and company-wide operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three and nine months ended February 29, 2024 compared to the three and nine months ended February 28, 2023 are as follows:
Three months ended February 29, 2024:
•Revenue decreased by 6.9% to $75.2 million
•Med Tech growth of 13.0% and Med Device declined by 14.7%
•Gross profit decreased 250 bps to 47.7%
•Med Tech gross profit decreased 320 bps to 61.4% and Med Device gross profit decreased 400 bps to 40.5%
•Net loss increased by $178.3 million to $187.7 million
•Loss per share increased by $4.43 to $4.67

Nine months ended February 29, 2024:
•Revenue decreased by 6.0% to $232.9 million
•Med Tech growth of 9.8% and Med Device declined by 12.2%
•Gross profit decreased 170 bps to 49.9%
•Med Tech gross profit decreased 100 bps 62.8% and Med Device gross profit decreased 330 bps to 43.5%
•Net loss increased by $139.9 million to $170.9 million
•Loss per share increased by $3.47 to $4.26
•Cash used in operations increased by $17.3 million to $33.2 million

For the three and nine months ended February 29, 2024, the decrease in revenue is partially due to the sale of the PICCs, Midline, dialysis and BioSentry businesses which impacted sales by $9.6 million and $25.6 million compared to the three and nine months ended February 28, 2023, respectively. Our Med Tech revenue, comprised of Auryon, the thrombus management platform and NanoKnife, grew 13.0% in the third quarter of fiscal year 2024. The growth in Auryon and NanoKnife was partially offset by continued softness in the thrombus management platform. Our Med Device revenue declined by 14.7% in the third quarter of fiscal year 2024 driven mainly by the sale of the PICCs, Midlines, dialysis and BioSentry businesses.
Results of Operations
For the three months ended February 29, 2024, the Company reported net loss of $187.7 million, or diluted loss per share of $4.67, on net sales of $75.2 million, compared with a net loss of $9.5 million, or a loss of $0.24 per diluted share, on net sales of $80.7 million during the same quarter of the prior year. For the nine months ended February 29, 2024, the Company reported net loss of $170.9 million, or diluted loss per share of $4.26, on net sales of $232.9 million, compared with a net loss of $31.0 million, or a loss of $0.79 per diluted share, on net sales of $247.7 million during the same quarter of the prior year.
Net sales - Net sales are derived from the sale of products and related freight charges, less discounts, rebates and returns.

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 29, 2024	Feb 28, 2023	$ Change	Feb 29, 2024	Feb 28, 2023	$ Change
Net Sales
Med Tech	$25,844	$22,874	$2,970	$77,068	$70,193	$6,875
Med Device	49,338	57,838	$(8,500)	155,866	177,485	(21,619)
Total	$75,182	$80,712	$(5,530)	$232,934	$247,678	$(14,744)

Table of Content

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 29, 2024	Feb 28, 2023	$ Change	Feb 29, 2024	Feb 28, 2023	$ Change
Net Sales
United States	$62,342	$67,620	$(5,278)	$190,743	$208,274	$(17,531)
International	12,840	13,092	$(252)	42,191	39,404	2,787
Total	$75,182	$80,712	$(5,530)	$232,934	$247,678	$(14,744)
For the three months ended February 29, 2024, net sales decreased $5.5 million to $75.2 million compared to the three months ended February 28, 2023. For the nine months ended February 29, 2024, net sales decreased $14.7 million to $232.9 million compared to the nine months ended February 28, 2023. At February 29, 2024, the Company had a backlog of $1.2 million, a decrease of $0.9 million from November 30, 2023.
The Med Tech segment net sales increased $3.0 million and $6.9 million for the three and nine months ended February 29, 2024 compared to the three and nine months ended February 28, 2023, respectively. The change in sales for both periods was primarily driven by:
•Increased Auryon sales of $1.5 million and $5.0 million compared to the three and nine months ended February 28, 2023, respectively;
•Decreased sales of the thrombus management platform of $0.5 million and $1.8 million compared to the three and nine months ended February 28, 2023, respectively. This was driven by AngioVac sales remaining consistent and decreasing $1.2 million compared to the three and nine months ended February 28, 2023, respectively. This was also driven by AlphaVac sales decreasing $0.9 million and $0.6 million, respectively; and
•Increased NanoKnife sales of $1.9 million and $3.5 million compared to the three and nine months ended February 28, 2023, respectively, which was driven by increased capital and disposable sales for the three and nine months ended February 29, 2024.
The Med Device segment net sales decreased $8.5 million and $21.6 million for the three and nine months ended February 29, 2024 compared to the three and nine months ended February 28, 2023, respectively. The backlog, which primarily impacted sales of Core and Vascular Access products, was $1.2 million, a decrease of $0.9 million from November 30, 2023.
The change in sales for the three months ended February 29, 2024 compared to the three months ended February 28, 2023, respectively, was primarily driven by:
•Decreased sales of PICCs and Midline products of $1.6 million and $0.5 million, respectively, which was due to the divestiture of these businesses on February 15, 2024;
•Decreased sales of dialysis and BioSentry products of $5.7 million and $1.8 million, respectively, which was due to the divestiture of these businesses on June 8, 2023;
•Decreased sales of RadioFrequency Ablation and Syntrax of $0.9 million and $0.1 million, respectively. These products were discontinued as of February 29, 2024; and
•Increased sales of Core, Venous and Ports of $1.2 million, $1.2 million and $0.4 million, respectively. This increase was partially offset by decreased sales of Microwave and Other VA and Oncology products of $0.4 million and $0.5 million, respectively.

The change in sales for the nine months ended February 29, 2024 compared to the nine months ended February 28, 2023, respectively, was primarily driven by:
•Decreased sales of PICCs and Midline products of $2.3 million and $0.2 million, respectively, which was due to the divestiture of these businesses on February 15, 2024;
•Decreased sales of dialysis and BioSentry products of $17.9 million and $5.2 million, respectively, which was due to the divestiture of these businesses on June 8, 2023;
•Decreased sales of RadioFrequency Ablation and Syntrax of $1.5 million and $0.1 million, respectively. These products were discontinued as of February 29, 2024; and
•Increased sales of Core, Ports, Venous and Microwave of $1.6 million, $2.4 million, $1.7 million and $0.3 million, respectively. This increase was partially offset by decreased sales of Other VA and Oncology products of $0.5 million.

Table of Content
Gross Profit

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 29, 2024	Feb 28, 2023	$ Change	Feb 29, 2024	Feb 28, 2023	$ Change
Med Tech	$15,857	$14,774	$1,083	$48,400	$44,816	$3,584
Gross profit % of sales	61.4%	64.6%		62.8%	63.8%

Med Device	$20,004	$25,730	$(5,726)	$67,783	$83,071	$(15,288)
Gross profit % of sales	40.5%	44.5%		43.5%	46.8%

Total	$35,861	$40,504	$(4,643)	$116,183	$127,887	$(11,704)
Gross profit % of sales	47.7%	50.2%		49.9%	51.6%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Total Company gross profit decreased by $4.6 million and $11.7 million for the three and nine months ended February 29, 2024 compared to the three and nine months ended February 28, 2023, respectively. The change for both periods was primarily driven by:
•The sale of the PICCs, Midline, dialysis and BioSentry businesses, which negatively impacted gross profit by $5.4 million and $15.3 million, respectively;
•Sales volume, which positively impacted gross profit by $2.5 million and $6.5 million, respectively;
•Price, which positively impacted gross profit by $1.1 million and $1.1 million, respectively;
•Production volume and other costs, which negatively impacted gross profit by $1.9 million and $0.7 million, respectively and is inclusive of a $1.0 million recall reserve that was recorded in the third quarter of fiscal year 2024;
•Sales mix, which negatively impacted gross profit by $0.8 million and $1.7 million, respectively;
•Inflationary costs on raw materials, labor shortages and freight costs had a consistent impact on gross profit for the three months ended February 29, 2024 compared to the three months ended February 28, 2023, and which negatively impacted gross profit by $0.7 million for the nine months ended February 29, 2024 compared to the nine months ended February 28, 2023; and
•Incremental depreciation on placement units of $0.2 million and $0.8 million, respectively.

The Med Tech segment gross profit increased by $1.1 million and $3.6 million for the three and nine months ended February 29, 2024 compared to the three and nine months ended February 28, 2023, respectively. The change for both periods was primarily driven by:
•Sales volume, which positively impacted gross profit by $1.6 million and $4.4 million, respectively;
•Price and other incentives which positively impacted gross profit by $0.4 million and $1.5 million, respectively;
•Sales mix, which negatively impacted gross profit by $0.7 million and $1.5 million, respectively; and
•Incremental depreciation on placement units of $0.1 million and $0.5 million, respectively.

The Med Device segment gross profit decreased by $5.7 million and $15.3 million for the three and nine months ended February 29, 2024 compared to the three and nine months ended February 28, 2023, respectively. The change for both periods was primarily driven by:

•The sale of the PICCs, Midline, dialysis and BioSentry businesses, which negatively impacted gross profit by $5.4 million and $15.3 million, respectively;
•Sales volume, which positively impacted gross profit by $1.0 million and $2.3 million, respectively;
•Production volume, price and other incentives, which negatively impacted gross profit by $0.9 million and $0.2 million, respectively and is inclusive of a $1.0 million recall reserve that was recorded in the third quarter of fiscal year 2024;
•Sales mix, which negatively impacted gross profit by $0.4 million and $0.9 million, respectively;
•Inflationary costs on raw materials, labor shortages and freight costs had a consistent impact on gross profit for the three months ended February 29, 2024 compared to the three months ended February 28, 2023, and which negatively impacted gross profit by $0.9 million for the nine months ended February 29, 2024 compared to the nine months ended February 28, 2023; and

Table of Content
•Incremental depreciation on placement units remained consistent for the three months ended February 29, 2024 compared to the same period in the prior year, and negatively impacted gross profit by $0.2 million for the nine months ended February 29, 2024 compared to the same period in the prior year.

Operating Expenses and Other Income (Expense)

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 29, 2024	Feb 28, 2023	$ Change	Feb 29, 2024	Feb 28, 2023	$ Change
Research and development	$8,189	$6,852	$1,337	$24,788	$22,023	$2,765
% of sales	10.9%	8.5%		10.6%	8.9%
Selling and marketing	$25,405	$25,406	$(1)	$78,237	$77,956	$281
% of sales	33.8%	31.5%		33.6%	31.5%
General and administrative	$10,578	$8,839	$1,739	$30,723	$29,775	$948
% of sales	14.1%	11.0%		13.2%	12.0%
Research and development expense - Research and development (“R&D”) expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.
R&D expense increased $1.3 million and $2.8 million for the three and nine months ended February 29, 2024 compared to the three and nine months ended February 28, 2023, respectively. The change for both periods was primarily driven by:
•The timing of certain projects and clinical spend associated with the ongoing clinical trials, which increased R&D expense by $0.6 million and $1.4 million, respectively; and
•Compensation and benefits expenses, which increased $0.8 million and $1.3 million, respectively.

Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense remained consistent for the three months ending February 29, 2024 compared to the three months ended February 28, 2023, and increased $0.3 million for the nine months ended February 29, 2024 compared to the nine months ended February 28, 2023. The change for both periods was primarily driven by:
•Compensation and benefits expense, which increased by $1.1 million and $3.1 million, respectively; and
•Trade show expenses, which decreased $0.1 million and increased $0.1 million, respectively. This was partially offset by travel and other selling expenses, which decreased $0.8 million and $2.7 million, respectively.

General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense increased $1.7 million and $0.9 million for the three and nine months ended February 29, 2024 compared to the three and nine months ended February 28, 2023, respectively. The change for both periods was primarily driven by:
•Compensation and benefits expenses, which increased $1.5 million and $1.0 million, respectively; and
•Other outside consultant spend for legal and IT, which increased $0.1 million for the three months ending February 29, 2024 compared to the three months ended February 28, 2023 and remained consistent for the nine months ending February 29, 2024 compared to the nine months ended February 28, 2023, along with increased travel expenses of $0.3 million for the three months ending February 29, 2024.

Table of Content

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 29, 2024	Feb 28, 2023	$ Change	Feb 29, 2024	Feb 28, 2023	$ Change
Amortization of intangibles	$3,287	$4,739	$(1,452)	$10,474	$14,384	$(3,910)
Goodwill impairment	$159,476	$—	$159,476	$159,476	$—	$159,476
Change in fair value of contingent consideration	$112	$227	$(115)	$203	$2,084	$(1,881)
Acquisition, restructuring and other items, net	$35,367	$3,369	$31,998	$44,767	$12,009	$32,758
Other expense, net	$156	$(736)	$892	$489	$(2,228)	$2,717
Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.
•Amortization expense decreased $1.5 million and $3.9 million for the three and nine months ended February 29, 2024 compared to the three and nine months ended February 28, 2023, respectively, due to the intangible assets that were included in the sale of the dialysis, BioSentry, PICCs and Midlines businesses and the abandonment of the Syntrax product line.
Goodwill impairment - Represents the impairment charge taken on goodwill.
•The Company recorded a non-cash goodwill impairment charge of $159.5 million for the three and nine months ended February 29, 2024 as the fair value of the Med Tech reporting unit was less than its carrying value.
Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.
•The change in the fair value for the three and nine months ended February 29, 2024 is related to the Eximo contingent consideration.
Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.
Acquisition, restructuring and other items, net, increased by $32.0 million and $32.8 million for the three and nine months ended February 29, 2024, compared to the three and nine months ended February 28, 2023, respectively. The change for both periods was primarily driven by:
•Legal expense, related to litigation that is outside of the normal course of business, which increased $20.7 million and $23.6 million, respectively was driven by the $19.3 million settlement between the Company and BD;
•Mergers and acquisition expense, which increased $0.1 million and $0.4 million, respectively;
•Plant closure expense, related to the restructuring of our manufacturing footprint which was announced on January 5, 2024, which increased $5.4 million and $6.1 million, respectively;
•An impairment of $3.4 million on the Syntrax product technology intangible asset and an inventory write-off of $2.9 million was taken in the third quarter of fiscal year 2024 related to the abandonment of the Syntrax and RF product lines;
•Transaction services agreements that were entered into as a result of the sale of the PICCs, Midline, dialysis and BioSentry businesses. The Company invoiced Spectrum $0.1 million and $0.1 million for the three and nine months ended February 29, 2024, respectively. The Company invoiced Merit Medical Systems, Inc. $0.2 million and $0.5 million for the three and nine months ended February 29, 2024, respectively;
•Manufacturing relocation expense related to the move of certain manufacturing lines from Queensbury, New York to a third party, which decreased $0.3 million and $0.5 million, respectively;
•The payment to the Israeli Innovation Authority of $3.5 million related to grant funds that were provided to Eximo to develop the Auryon laser prior to the acquisition in the second quarter of fiscal year 2020. These grant funds were fully repaid in the first quarter of fiscal year 2023 to satisfy the obligation which was otherwise being paid as a royalty based on a percentage of sales; and

Table of Content
•$0.9 million of deferred financing fees that were written-off in conjunction with the sale of the Dialysis and BioSentry businesses and concurrent extinguishment of the debt for the nine months ended February 29, 2024, compared to the same period in the prior year.

Other expense, net - Other expenses include interest expense, foreign currency impacts, bank fees, and amortization of deferred financing costs.
•The change in other expense of $0.9 million and $2.7 million for the three and nine months ended February 29, 2024, compared to the three and nine months ended February 28, 2023, respectively, is primarily due to decreased interest expense of $0.8 million and $1.7 million, respectively, increased interest income of $0.3 million and $1.0 million, respectively and unrealized foreign currency fluctuations of $0.2 million and $0.1 million, respectively.
Income Tax Benefit

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 29, 2024	Feb 28, 2023	Feb 29, 2024	Feb 28, 2023
Income tax benefit (expense)	$(12.0)	$(0.2)	$(6.6)	$(1.6)
Effective tax rate including discrete items	6.0%	1.9%	3.7%	4.9%
Our effective tax rate including discrete items for the three months ended February 29, 2024 and February 28, 2023 was 6.0% and 1.9%, respectively. Our effective tax rate including discrete items for the nine months ended February 29, 2024 and February 28, 2023 was 3.7% and 4.9%, respectively. In fiscal year 2024, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
Liquidity and Capital Resources
We regularly review our liquidity and anticipated capital requirements and we believe that our current cash on hand provides sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months.
Our cash and cash equivalents totaled $78.5 million as of February 29, 2024, compared with $44.6 million as of May 31, 2023. As of February 29, 2024 there was no outstanding debt as the Credit Agreement was extinguished in connection with the Divestiture (see Note 7 "Long-Term Debt" set forth in the Notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q). As of May 31, 2023, total debt outstanding related to the Credit Agreement was $50.0 million. The fair value of contingent consideration liability as of February 29, 2024 and May 31, 2023, was $9.5 million and $19.3 million, respectively.
The table below summarizes our cash flows:

	Nine Months Ended
(in thousands)	Feb 29, 2024	Feb 28, 2023
Cash provided by (used in):
Operating activities	$(33,159)	$(15,876)
Investing activities	126,053	(8,218)
Financing activities	(59,248)	25,420
Effect of exchange rate changes on cash and cash equivalents	185	(40)
Net change in cash and cash equivalents	$33,831	$1,286
During the quarters ended February 29, 2024 and February 28, 2023, cash flows consisted of the following:
Cash used in operating activities
Nine months ended February 29, 2024 and February 28, 2023:
•Net loss of $170.9 million and a net loss of $31.0 million, respectively, plus the non-cash items, primarily driven by depreciation and amortization and stock based compensation, along with the changes in working capital below, contributed to cash used in operations of $33.2 million and $15.9 million, respectively, for these periods.
•For the period ended February 29, 2024, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $16.7 million, along with increased inventory and prepaid expenses of $6.8 million and $7.6 million, respectively. This was partially offset by decreased accounts receivable of $2.3 million.

Table of Content
•For the period ended February 28, 2023, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $7.1 million, along with increased inventory and prepaid expenses of $12.3 million and $0.4 million, respectively. This was partially offset by decreased accounts receivable of $0.8 million.
Cash provided by (used in) investing activities
Nine months ended February 29, 2024 and February 28, 2023:
•$2.0 million and $2.8 million, respectively, of cash was used for fixed asset additions;
•$3.2 million and $4.9 million, respectively, of cash was used for Auryon placement and evaluation unit additions;
•$100.0 million of cash was received for the divestiture of the dialysis and BioSentry businesses in the first quarter of fiscal year 2024;
•$34.5 million of cash was received for the divestiture of the PICCs and Midline businesses in the third quarter of fiscal year 2024; and
•$3.3 million and $0.5 million, respectively, of cash was used for the acquisition of exclusive licenses.

Cash (used in) provided by financing activities
Nine months ended February 29, 2024 and February 28, 2023:
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
•$10.0 million contingent consideration payment made in the first quarter of fiscal year 2024; and
•$0.8 million and $1.2 million, respectively, of proceeds from stock option and ESPP activity.
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
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British Pound and Canadian Dollar. For the nine months ended February 29, 2024, approximately 3.73% of our sales were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended February 29, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended February 29, 2024:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (2)
December 1, 2023 - December 31, 2023	—	$7.38	—	$—
January 1, 2024 - January 31, 2024	—	$6.30	—	$—
February 1, 2024 - February 29, 2024	1,588	$5.98	—	$—
Total	1,588	$5.98	—	—
(1)These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares/units from equity-based awards.
(2)These amounts are not applicable as the Company currently does not have a share repurchase program in effect.
Item 3. Defaults on Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Insider Trading Arrangements

Table of Content
During the quarter ended February 29, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) or the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

ANGIODYNAMICS, INC.
(Registrant)

Date:	April 9, 2024	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	April 9, 2024	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)