Form 10-K
period 2024-05-31
ANGIODYNAMICS INC
filed 2024-07-25
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2024

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $226,507,351 computed by reference to the last sale price of the common stock on that date as reported by The NASDAQ Global Select Market.

As of July 24, 2024 there were 40,276,582 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year ended May 31, 2024.

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
In August 2018, the Company acquired the BioSentry product line from Surgical Specialties, LLC, which the Company sold in June 2023 to Merit Medical Systems, Inc. pursuant to an asset purchase agreement. In September 2018, the Company acquired RadiaDyne, which included endorectal and vaginal balloons. On October 2, 2019, the Company acquired Eximo Medical, Ltd., a pre-commercial stage medical device company and its proprietary 355nm laser atherectomy technology (now called Auryon), which treats Peripheral Artery Disease. On December 17, 2019, the Company acquired the C3 Wave tip location asset from Medical Components Inc., which the Company sold in February 2024 to Spectrum Vascular pursuant to an asset purchase agreement. On July 27, 2021, AngioDynamics acquired the Camaro Support Catheter asset from QX Medical, LLC and subsequently discontinued this product in the third quarter of fiscal year 2024.
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

AlphaVac

The AlphaVac System is an emergent mechanical aspiration device that eliminates the need for perfusionist support. AlphaVac is offered in both a 22 French flat coil-reinforced cannula and an 18 French braided reinforced cannula each designed with a proprietary self-expanding nitinol reinforced funnel shaped distal tip. AlphaVac is indicated for the non-surgical removal of thrombi or emboli from vasculature as well as aspiration of contrast media and other fluids from the vasculature. The cannula is intended for use in the venous system. The handle is indicated as a vacuum source for the AlphaVac MMA system. The AlphaVac F18 system is indicated for the treatment of pulmonary embolism and allows for the utilization in the non-surgical removal of thrombi or emboli from the venous vasculature, reducing thrombus burden and improving right ventricular function in patients with PE.

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

Med Device
Peripheral Products (Interventional Devices)
We offer a comprehensive portfolio of products for use during minimally invasive procedures. Product categories include an extensive line of angiographic catheters, guidewires, drainage catheters and micropuncture kits.
Angiographic Catheters & Guidewires
Our extensive line of various angiographic catheter configurations are designed to allow physicians to navigate and reach targeted anatomical locations within a patient’s vasculature that are in need of angiographic diagnosis. Typically run over a diagnostic guidewire, our angiographic catheters allow physicians to deliver contrast media to the desired location to determine the diagnosis and subsequent therapeutic modalities, as needed for the patient.
AngioDynamics offers three different angiographic catheter lines to meet physicians’ procedural needs. All of our catheters feature our soft, atraumatic, super-radiopaque tip that is uniquely welded to our co-extruded nylon shaft, which provides excellent visibility under fluoroscopy and re-enforced tip stability.
•Soft-Vu Angiographic Catheters highlight the soft, atraumatic super-radiopaque and proprietary tip-to-shaft weld in a full offering of different tip shapes, lengths and french sized flush and selective catheters. Flush catheters are used in procedures where a large volume of contrast is required to deliver a concentrated bolus of contrast quickly for visualization or larger anatomical locations, such as the aorta or for run-offs into lower extremities. Selective catheters are typically used to gain access to more specific vasculature within the body to deliver smaller amounts of contrast. Mariner Hydrophilic Catheters also feature a hydrophilic coating on the distal 20cm of the catheter that reduces friction during catheter advancement in the vasculature and allows for smooth navigation, as well as, optimum handling and control by the physician.
•Accu-Vu Sizing Catheters are our line of flush catheters that also feature highly visible radiopaque marker bands, which are heat embedded, along the catheter shaft, providing a smooth transition across the catheter shaft to ensure the marker bands will not separate from the shaft. These radiopaque marker bands come in different patterns along the shaft and allow physicians, under fluoroscopy, to take measurements in different anatomical locations for the placement of stents, IVC filters or other devices. The tight tolerances and consistent placement across the entire sizing pattern, within +/-1mm of accuracy, provide a highly accurate measurement to the physician.

AngioDynamics offers a line of diagnostic and interventional guidewires which are designed to aid in delivering diagnostic and/or therapeutic devices to the desired location.

•The ADx Peripheral Vascular Guidewire line is AngioDynamics diagnostic line of guidewires that is available in a multitude of fixed core wire configurations, including J-Tip and Bentson, in various lengths and ODs. By utilizing a proprietary pre-coat process for the Polytetrafluoroethylene (PTFE) and upholding tight specifications, our ADx Guidewires offer high quality and performance for physicians.

•The NiT-Vu High Performance Micro Guidewires are our highly kink resistant nitinol shaft interventional wires that feature a highly visible radiopaque tungsten tip and lubricious coating. The NiT-Vu wires are designed to reduce friction during wire advancement and also provides torque control, flexibility and kink resistance.

Drainage Products
To aid physicians in percutaneous drainage procedures, AngioDynamics offers two different Drainage Catheter lines: Total Abscession Drainage Catheters and Exodus Drainage Catheters. Each line is available in a Multipurpose/General and Biliary configuration, while Total Abscession also offers a Nephrostomy option. Both lines offer options with a radiopaque marker band at the distal tip to aid in placement.

•The Total Abscession Drainage Catheter line offers a soft, kink resistant shaft that features the lubricious Blue Silk Finish for easier insertion and pushability, while providing the optimal patient comfort. The unique Vault Locking Mechanism securely fixes the pigtail and prevents tampering or accidental removal.

•The Exodus Drainage line features an integrated polymer blend extruded shaft with external catheter markings, and GLYCE Hydrophilic Coating on the distal 20cm of the catheter shaft. The unique Sure-Twist hub provides audible and tactile feedback when locked, without the need for a separate tool.

Micropuncture Kits
AngioDynamics offers physicians two micropuncture kit lines that are designed to start each procedure with ease and efficiency: Mini Stick MAX Coaxial Microintroducer Kits and Micro-Introducer Kits. Each kit features a coaxial design with a 4F or 5F sheath introducer and stiff or standard dilator, along with a 21G needle and various 0.018” access wire configurations.

•Mini Stick MAX Coaxial Introducer kits contain a unique containment clip that keeps all the unique components of the kit together and organize. The kit options include our AngioDynamics proprietary coaxial introducer with smooth transition at the tip, translucent 21G needle with bevel indicator and 0.018” access wire available in three different wire material configurations.

•The Micro-Introducer Kits offer a variety of configurations that include aid in simplifying set up and gaining vascular access.

Ports
Ports are implantable devices utilized for the central venous administration of a variety of medical therapies and for blood sampling and diagnostic purposes. Central venous access facilitates a more systemic delivery of treatment agents, while mitigating certain harsh side effects of certain treatment protocols and eliminating the need for repeated access to peripheral veins. Depending upon needle gauge size and the port size, a port can be utilized for up to approximately 2,000 accesses once implanted in the body. Our ports are used primarily in systemic or regional short- and long-term cancer treatment protocols that require frequent infusions of highly concentrated or toxic medications (such as chemotherapy agents, antibiotics or analgesics) and frequent blood samplings. Our port products and accessories include:
•SmartPort, SmartPort+, SmartPort Plastic: The SmartPort power-injectable port with Vortex technology offers the ability for a clinician to access a vein for both the delivery of medications or fluids and for administering power-injected contrast to perform a CT scan. The ability to access a port for power-injected contrast studies eliminates the need for additional needle sticks in the patient’s arm and wrist veins. Once implanted, repeated access to the bloodstream can be accomplished with greater ease and less discomfort. Our SmartPort port line is available in standard, mini and low-profile to accommodate more patient anatomies. The SmartPort+ port line combines Vortex technology with BioFlo catheters. In addition to the three titanium port body sizes, there is a plastic port body.

•BioFlo Port: Our BioFlo Port was the first port available featuring a catheter with Endexo Technology. Advanced features of the BioFlo Port include multiple profile and catheter options, a large septum area for ease of access, PASV and non-PASV valve technology and the ability to administer contrast through a CT injection for purposes of imaging.

•Xcela Plus: The Xcela Plus Port product family is Power-Injectable and part of a complete portfolio of vascular access products, and is fully compatible with the LifeGuard Safety Infusion product family. It has easily identifiable critical information radiopaque “CT” lettering which helps to confirm if port is power-injectable or flipped. The Xcela Plus port family is available in single lumen standard size in either a non-valved or valved configuration.

Port Technologies

•BioFlo: AngioDynamics offers the BioFlo catheter, the only catheter on the market with Endexo Technology, a material more resistant to thrombus accumulation, in vitro (based on platelet count). Endexo Technology is a permanent and non-eluting polymer that is “blended” into the polyurethane from which the catheter is made. It is present throughout the catheter, including the extraluminal, intraluminal and cut catheter surface of the tip. Endexo Technology remains present for the life of the catheter. The BioFlo catheter’s long-term durability and efficacy is intended to provide clinicians a high degree of safety and confidence in providing better patient care and improved patient outcomes

•Vortex: Our Vortex port technology line of ports features a clear-flow port technology that, we believe, revolutionized port design. With its rounded chamber, the Vortex port is designed to have no sludge-harboring corners or dead spaces. This product line consists of titanium, plastic and dual-lumen offerings.

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
During the third quarter of fiscal year 2024, AngioDynamics announced the restructuring of its manufacturing footprint and a plan to shift to a fully outsourced model by the third quarter of fiscal year 2026.
BACKLOG
We have historically kept sufficient inventory on hand to ship product within 24-48 hours of order receipt to meet customer demand. In fiscal year 2024, the Company's ability to manufacture products, the reliability of our supply chain, labor shortages, backlog and inflation (including the cost and availability of raw materials, direct labor and shipping) have impacted our business and resulted in a backlog of $1.3 million at the end of the fourth quarter down $1.4 million from the fourth quarter of fiscal year 2023. We continue to focus on meeting the demand for our product and working towards standard inventory and backlog levels in fiscal year 2025. See Part I, Item 1A "Risk Factors" in this Annual Report on Form 10-K.
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
The 510(k) clearance procedure is available only if a manufacturer can establish that its device is “substantially equivalent” in intended use and in safety and effectiveness to a “predicate device,” which is (i) a device that has been cleared through the 510(k) clearance process; (ii) a device that was legally marketed prior to May 28, 1976 (preamendment device); or (iii) a device that was originally on the U.S. market as a Class III device (Premarket approval) and later downclassified to Class II or I. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. The 510(k) clearance procedure including questions and responses may take up to 12 months. In some cases, supporting clinical data may be required. The FDA may determine that a new or modified device is not substantially equivalent to a predicate device or may require that additional information, including clinical data, be submitted before a determination is made, either of which could significantly delay the introduction of a new or modified device. If a device cannot demonstrate substantial equivalence, it may be subject to either a De Novo 510(k) submission or a PMA.
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
International
The delivery of our devices in any EU member country is subject to evolving regulation by the EU Medical Device Regulations, notified bodies and comparable nation-specific bodies whether part of the EU or not, responsible for reimbursement and regulation of health care items and services. Our success in international markets will depend largely upon the availability of reimbursement from the national public health payers as well as private, third party payors, through which healthcare providers are paid in those markets. Reimbursement and healthcare payment systems vary significantly by country. The main types of healthcare payment systems are government sponsored healthcare and private insurance. Reimbursement approval must be obtained individually in each country in which our products are marketed. Members of our healthcare economics team work directly with providers, our distributors and health systems to obtain reimbursement approval in the countries in which they will use or sell our products. There can be no assurance that reimbursement approvals will be received. See Part I. Item 1A "Risk Factors" in this Annual Report on Form 10-K.
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
EMPLOYEES
As of May 31, 2024, we had approximately 748 full time employees. None of our employees are represented by a labor union and we have never experienced a work stoppage. In the highly competitive medical technology industry, we consider attracting, developing, engaging and retaining high performing talent in positions critical to our long-term growth strategy including but not limited to technical, operational, marketing, sales, research and development, and management. Our ability to recruit and retain such talent depends on several factors, including culture, compensation and benefits, talent development, career opportunities, recognition and work environment. Our goal is to create a diverse and inclusive culture that encourages an environment where employees feel welcomed, respected and valued. We are an equal opportunity/affirmative action employer committed to making employment decisions without regard to race, religion, ethnicity or national origin, gender, sexual orientation, gender identity or expression, age, disability, protected veteran status or any other characteristics protected by law.
The engagement of our workforce is crucial to delivering on our competitive strategy, and we place high importance on informed and engaged employees. We communicate frequently and transparently with our employees through a variety of communication methods, including video and written communications, town hall meetings and our company intranet.
Executive Officers of the Company
The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
James C. Clemmer	60	President and Chief Executive Officer
Stephen A. Trowbridge	50	Executive Vice President and Chief Financial Officer
Chad T. Campbell	53	Senior Vice President and General Manager, Global Oncology and Vascular Access
Laura Piccinini	54	Senior Vice President and General Manager, Endovascular Therapies and International
Warren G. Nighan	55	Senior Vice President, Global Supply Chain, Quality and Regulatory Affairs
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
Stephen A. Trowbridge was appointed Executive Vice President and Chief Financial Officer (CFO) in February 2020, having served as Interim Chief Financial Officer since October 2019. Prior to his appointment as CFO, he served as the Company’s Senior Vice President and General Counsel. He joined AngioDynamics in June 2008 as Corporate Counsel. In addition to serving as the Company’s CFO and managing the finance functions, Mr. Trowbridge also manages the Legal function. Prior to AngioDynamics, Mr. Trowbridge served as Corporate Counsel at Philips Healthcare and Intermagnetics General Corporation. Mr. Trowbridge began his career with Cadwalader, Wickersham & Taft LLP in the firm’s Mergers and Acquisitions and Securities Group. Mr. Trowbridge received a Bachelor of Science in Science and Technology Studies from Rensselaer Polytechnic Institute, a Juris Doctor from the University of Pennsylvania Law School, and a Master of Business Administration from Duke University’s Fuqua School of Business.
Chad T. Campbell joined AngioDynamics in May 2016 as the Senior Vice President and General Manager for Vascular Access. As of October 2021, Mr. Campbell assumed responsibility of the Oncology Global Business Unit in addition to his role of General Manager for Vascular Access. In his role, Mr. Campbell oversees global commercialization of the Global Business Unit’s portfolio. Mr. Campbell joined AngioDynamics from Medtronic where he served as the Vice President of Marketing for the Patient Care and Safety business after serving as the Vice President of Marketing for the SharpSafety business at Covidien (Medtronic). During his tenure at Covidien, Mr. Campbell also held roles including Director of Marketing, Area Vice President of Sales, Region Manager, Product Manager and Account Manager. Mr. Campbell received a Bachelor of Arts from the University of Kentucky.
Laura Piccinini was appointed Senior Vice President and Global Manager for Endovascular Therapies and International in January 2024, after serving as Senior Vice President and General Manager for International since joining AngioDynamics in June 2021. Ms. Piccinini brings more than 25 years of experience in leadership roles in the medical device industry, with an extensive background in the field of respiratory and surgical care. From June 2020 to June 2021, she served as CEO and a member of the Board of Directors for Respiratory Motion, Inc. Prior to that, from 2017 to 2020, she served as Global Head of Commercial Operations for the Implants business unit at Nobel Biocare Systems, then a Danaher subsidiary now part of Envista Holdings. From 2015 to 2017, Ms. Piccinini served as President of EMEA at Covidien and prior to that at Stryker. Ms. Piccinini is a graduate of the Parma University of Medicine, where she received a nursing degree with specializations in ICU, Anesthesia, and First Aid as a Helicopter Flight Coordinator.
Warren G. Nighan was appointed Senior Vice President, Global Supply Chain, Quality and Regulatory Affairs in March 2024, after serving as Senior Vice President of Quality and Regulatory Affairs since joining AngioDynamics in April 2017. Before joining AngioDynamics, Mr. Nighan was a quality and regulatory consultant to clients in FDA-regulated industries, specializing in execution and management of quality systems implementation and remediation. Previously, Mr. Nighan served as the Executive Vice President of Global Clinical, Quality Affairs and Regulatory Affairs at Haemonetics Corporation, Vice President of Quality/Regulatory/Clinical/Technical Services at St. Jude Medical’s Atrial Fibrillation Division, and Corporate Vice President of Quality/Compliance at Tyco Healthcare/Covidien (Medtronic). Mr. Nighan earned a Bachelor and Master of Science in Nursing from Northeastern University’s Bouvé College of Health Sciences.
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

In particular, the future prospects of many of our high growth products, such as the NanoKnife system, the AngioVac system, the AlphaVac system and the Auryon system, rely on continued market development and continued generation of clinical data pursuant to clinical trials conducted by us, our competitors or other third parties. If the results of these trials are not what we expect or fail to generate meaningful clinical data, it may adversely impact our ability to obtain product approvals. If any of these products fail to achieve clinical acceptance or are perceived unfavorably by the market, it could severely limit our ability to drive revenue growth, which could have a material adverse effect on our business, financial condition, results of operations and/or liquidity. See Risk Factor titled “Our business and prospects rely heavily upon our ability to successfully complete clinical trials, including, but not limited to, our NanoKnife DIRECT clinical study, our NanoKnife PRESERVE clinical study and clinical studies for AngioVac. We may choose to, or may be required to, suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.”
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
Our business and prospects rely heavily upon our ability to successfully complete clinical trials, including, but not limited to, our NanoKnife DIRECT clinical study, our NanoKnife PRESERVE clinical study and clinical studies for AngioVac. We may choose to, or may be required to, suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.
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
In addition, we historically have purchased and may purchase in the future certain products as a distributor for the manufacturer of those products. Any constraint or interruption in the supply of raw materials, other product components or finished products that we distribute could materially impact our ability to sell products, and have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
We rely on third-party manufacturers to manufacture some of our products today, and we have announced a plan to move to a fully outsourced model for manufacturing in various parts of the world, which exposes us to additional risks, including reduced control over manufacturing, delivery timing, product quality issues, potential price fluctuations, regulatory, environmental, labor or other operational disruptions, which would result in a loss of revenue or reduced profitability.
We currently rely on third-party manufacturers for a portion of our products and due to the resource and cost limitations of manufacturing in upstate New York, on January 5, 2024, we announced a restructuring of our manufacturing footprint and a shift to an outsourced model (the “Plan”). This Plan is intended to transfer all product manufacturing processes to third-party manufacturers located in various parts of the world, including, but not limited to the United States, Costa Rica, Latvia, Italy, Israel and China. The restructuring activities associated with the Plan are expected to be completed in the third quarter of fiscal year 2026. If we are unable to effectively execute on this Plan within the announced timeline it could have a material adverse effect on our business, financial condition and/or results of operations.
Our manufacturing strategy may present certain risks and uncertainties that could have a material adverse effect on our business, financial condition and/or results of operations, many of which we cannot predict, including, but not limited to:
•the ability to effectively negotiate and enter into contracts with third party manufacturers;
•if market demand for our products is less than our purchase obligations to our manufacturers, we may incur substantial penalties and substantial inventory write-offs;
•manufacturers of our products are subject to ongoing periodic inspections by the FDA and other regulatory authorities for compliance with strictly enforced good manufacturing practices regulations and similar foreign standards, and we do not have control over our third-party manufacturers’ compliance with these regulations and standards;
•we may have to share intellectual property rights, including any improvements in the manufacturing processes or new manufacturing processes for our products;
•our product costs may increase if our manufacturers pass their increasing costs onto us;
•if our agreement with a third-party manufacturer expires, we may not be able to renegotiate a new agreement with that manufacturer on favorable terms, if at all. If we cannot successfully complete such renegotiation, we may not be able to locate any necessary acceptable replacement manufacturers or enter into favorable agreements with such replacement manufacturers in a timely manner, if at all; and
•manufacturing could be curtailed or partially or completely shut down as the result of a number of circumstances, most of which are outside of our control, such as unscheduled maintenance, an earthquake, hurricane, flood, tsunami or other natural disaster, significant labor strikes or work stoppages, government implementation of export limitations or freezes, political unrest or pandemics.

In addition, our business practices in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act of 1977, as amended, any violation of which could subject us to significant fines, criminal sanctions and other penalties. We expect all of our contracted manufacturing facilities, to comply with all applicable laws, including labor, safety and environmental laws, and to otherwise meet our standards of conduct. Our ability to find manufacturing facilities that uphold these standards is a challenge, especially with respect to facilities located outside the United States. We also are subject to the risk that one or more of these manufacturing facilities will engage in business practices in violation of our standards or applicable laws, which could damage our reputation, hurt our relationship with our customers and result in negative publicity, damage to our brand and a material and adverse effect on our business, financial condition, results of operations and/or liquidity.
A portion of the manufacturing activities is conducted in China. As a result, our business, financial condition, results of operations could be affected significantly by economic, political and legal developments in China as well as trade disputes between China and the United States and the potential imposition of bilateral tariffs. The imposition of tariffs or export restrictions on products imported by us from China could require us to (i) increase prices to our members or (ii) locate suitable alternative manufacturing capacity or relocate our operations from China to other countries. In the event we are unable to increase our prices or find alternative manufacturing capacity or relocate to an alternative base of operation outside of China on favorable terms, we would likely experience higher manufacturing costs and lower gross margins, which could have an adverse effect on our business and results of operations. The Chinese economy differs from the economies of most developed countries in many respects, including the degree of government involvement, the level of development, the growth rate, the control of foreign exchange, access to financing and the allocation of resources.
We are heavily dependent on third-party distributors to generate a substantial portion of our international revenues and are at the risk of these distributors also selling for our competitors, failing to be financially viable and failing to effectively distribute our products in compliance with applicable laws.
Outside of North America we rely heavily on third party distributors, either on a country-by-country basis or on a multi-country, regional basis, to market, sell and distribute our products where we do not have a direct sales and marketing presence (including, among others, China, Japan, Brazil, the Middle East and many European countries). As such, our revenue, if any, depends on the terms of such arrangements and the distributors’ efforts. These efforts may turn out not to be sufficient and our third-party distributors may not effectively sell our products. International distributors accounted for approximately 77% of international revenues for the fiscal year ended May 31, 2024. International sales decreased 6% in fiscal year 2024 partially due to the sale of the PICCs, Midline, dialysis and BioSentry businesses, along with the discontinuation of the RadioFrequency Ablation product line. If we are unable to maintain our relationships or establish direct sales capabilities on acceptable terms or at all, we may lose significant revenue or be unable to achieve our growth aspirations. In certain circumstances, distributors may also sell competing products, or products for competing diagnostic modalities, and may have incentives to shift sales towards those competing products. As a result, we cannot assure you that our international distributors will increase or maintain our current levels of unit sales or increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and/or liquidity. In addition, there is a risk that our distributors will not be financially viable due to current economic and/or regulatory events in their respective countries or remit payments to us in a timely manner. If our distributors fail to comply with applicable laws or fail to effectively market and sell our products, our financial condition and results of operations could be materially and adversely impacted.
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
On February 15, 2024, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with Spectrum Vascular pursuant to which Spectrum acquired the Company's PICC and Midline businesses for $34.5 million in cash and resulted in a pre-tax book income of $6.7 million. Included in the agreement is a $5.5 million earn-out related to the sales of divested products over a two-year period and a milestone payment of $5.0 million paid upon final transfer of the manufacturing to a third-party. The Company and Spectrum entered into various agreements to facilitate the transition to Spectrum, including a Transactions Services Agreement and Contract Manufacturing Agreement.
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
These divestitures along with potential future divestitures of certain product lines will allow us to transform ourselves into a high growth, highly profitable, medical technology company. If we are unable to achieve our growth and profitability objectives due to competition, lack of acceptance of our products, failure to generate favorable clinical data or gain regulatory approvals, or other risks as described in this section, or due to other events, we will not be successful in transforming our business and may not see the appropriate market valuation. The divestiture of product lines will impact revenue, earnings and cash flows, which over time we expect to replace by investing in higher margin revenue streams. There is a risk that we will be unable to replace the revenue, earnings and cash flow that these product lines generated, or that the cost of such will be higher than expected. If we are unable to achieve our profit and growth objectives, such failure will be exacerbated by the loss of revenue, earnings and cash flow generated by our divested product lines and could materially impact our financial position and results of operations, resulting in a decline in our stock price.
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
We are subject to macro-economic fluctuations in the U.S. and worldwide economy. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could reduce customer orders or cause customer order cancellations. In addition, political and social turmoil may put further pressure on economic conditions in the United States and abroad. The global economy has been periodically impacted by the effects of global economic downturns. There can be no assurance that there will not be further such events or deterioration in the global economy. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

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
Sales outside the U.S. accounted for approximately 17% of our net sales during our fiscal year ended May 31, 2024. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging and/or faster-growing markets outside the U.S. Our sales and profitability from our international operations are subject to risks and uncertainties that could have a material adverse effect on our business, financial condition and/or results of operations, many of which we cannot predict, including:
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

Geopolitical developments related to various global conflicts are sources of uncertainty and may cause disruptions to global or regional markets, supply chains or operations in the regions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. The Israel/Hamas war has also disrupted operations of companies doing business in the Middle East. These events may escalate and have created increasingly volatile global economic conditions. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China and Israel, resulting in a “trade war.” A trade war could result in increased costs for raw materials we use in our manufacturing and could result in Russia, Israel and other foreign governments imposing tariffs on products that we export outside the U.S. or otherwise limiting our ability to sell our products abroad. These increased costs could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if global conflicts continue for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face material adverse effects on our business, financial condition, results of operations and/or liquidity.

Our business could be harmed if we cannot hire or retain qualified personnel.
Our business depends upon our ability to attract and retain highly qualified personnel, including managerial, sales, and technical personnel. We compete for key personnel with other companies, healthcare institutions, academic institutions, government entities and other organizations. We do not have written employment agreements with our executive officers, other than the CEO. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel or hire or retain other qualified personnel in the future, including personnel for our manufacturing facilities and field based sales employees. If we are not able to hire and retain personnel in our manufacturing facilities, we may not meet our production demand. We experienced labor shortages in fiscal year 2023 that significantly contributed to the backlog in fiscal year 2023. In addition, our sales force is highly talented and we face intense competition in our industry for sales personnel which could have an adverse effect on our business and revenue if there is significant turnover.
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
In recent years we have begun to implement operational excellence initiatives which include a number of restructuring, realignment and cost reduction initiatives. We may not realize the benefits of these initiatives to the extent or on the timing we anticipated and the ongoing difficulties in implementing these measures may be greater than anticipated and/or offset by inflationary pressures, which could cause us to incur additional costs or result in business disruptions like the backlog we experienced in fiscal year 2023. In addition, if these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in significant additional expenses and adversely impact our ability to achieve our other strategic goals and business plans.
We may fail to attract additional capital necessary to expand our business or may incur indebtedness which could impose operating and financial restrictions on us as a result of debt service obligations which could significantly limit our ability to execute our business strategy or curtail our growth.
We may require additional capital to expand our business. If cash generated internally is insufficient to fund capital requirements, we may require debt or equity financing. In addition, we may require financing to fund any significant acquisitions we may seek to make. Disruptions in the capital markets and increases in the cost of capital have previously resulted, and could again result, in volatility, decreased liquidity, and widening of credit spreads, which could make needed financing either unavailable or available on terms unsatisfactory to us which could result in significant stockholder dilution.
We may incur indebtedness or draw amounts on credit facilities in the future subject to limitations contained in the agreements governing our debt. The interest rate on potential borrowings could be a floating rate which could expose us to the risk of increased interest expense in the future. The terms of indebtedness could require us to comply with certain financial maintenance covenants. In addition, any future indebtedness could include, covenants restricting or limiting our ability to take certain actions. These covenants could adversely affect our ability to obtain additional financing, to finance future operations, to pursue certain business opportunities or take certain corporate actions. The covenants could also restrict our flexibility in planning for changes in our business and the industry and could make us more vulnerable to economic downturns and adverse developments, could limit our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete, could place us at a competitive disadvantage compared to our competitors that have less debt or could require us to dedicate a substantial portion of our cash flow to service our debt.
Our ability to meet our cash requirements could be dependent upon our operating performance, which would be subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which could be beyond our control. We cannot provide assurance that our business operations would generate sufficient cash flows from operations to fund potential cash requirements and debt service obligations. If our operating results, cash flow or capital resources prove inadequate, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet other obligations. If we incurred indebtedness and were unable to service our debt, we could be forced to reduce or delay planned expansions and capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital, and we could be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our potential debt obligations or could have an adverse impact on our business. Our potential debt agreements could limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our potential debts or to successfully undertake any of these actions could have a material adverse effect on us.
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
A significant deterioration in economic conditions, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures or disruptions to credit and capital markets, could lead to decreased consumer confidence and spending and availability of credit. For example, in 2022 and continuing into 2024, the United States and other certain foreign countries have experienced a rapid increase in inflation levels. Such heightened inflationary levels may negatively impact demand for our products and increase our costs. The rapid increase in inflation during fiscal year 2024 led to a rapid increase in market interest rates. In addition, if rates continue to increase, we may incur significant additional expense and adversely impact our ability to achieve our other strategic goals and business plans.

Our goodwill, intangible assets and fixed assets are subject to potential impairment; we have recorded significant impairment charges and may be required to record additional charges to future earnings if our assets become impaired.
A significant portion of our assets consist of goodwill, intangible assets and fixed assets, the carrying value of which may be reduced if we determine that those assets are impaired, including intangible assets from recent acquisitions.
Most of our intangible and fixed assets have finite useful lives and are amortized or depreciated over their useful lives on either a straight-line basis or over the expected period of benefit or as revenues are earned from the sales of the related products. The underlying assumptions regarding the estimated useful lives of these intangible assets are reviewed quarterly and more often if an event or circumstance occurs making it likely that the carrying value of the assets may not be recoverable and are adjusted through accelerated amortization if necessary. Whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, we test intangible assets for impairment based on estimates of future cash flows. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations and/or other materially adverse events that have implications on the profitability of our business. When testing for impairment of definite-lived intangible assets held for use, the Company groups assets at the lowest level for which cash flows are separately identifiable. The Company operates as a single asset group. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset. If actual results differ from the assumptions and estimates used in the intangible asset calculations, we could incur future impairment or amortization charges, which could negatively impact our financial condition and results of operations.
During the third quarter of fiscal year 2024, the Company made the decision to abandon the Syntrax product line. This resulted in an impairment charge of $3.4 million. During the third quarter of fiscal year 2024, the Company announced a restructuring of its manufacturing footprint and a shift to an outsourced model. This resulted in an impairment charge of $3.4 million related to the facilities closure. The impairment charges are recorded in "Acquisition, restructuring and other items, net", on the Consolidated Statements of Operations (see Note 19, "Acquisition, restructuring and other items, net" set forth in the Notes in the consolidated financial statements included in this Annual Report on Form 10-K).
Goodwill and other intangible assets that have indefinite useful lives are not amortized, but rather, are tested for impairment annually or more frequently if impairment indicators arise. The annual goodwill impairment review performed in April 2023 indicated no goodwill impairment. As of May 31, 2023, the Company concluded that the sale of the dialysis product portfolio and BioSentry tract sealant system biopsy businesses to Merit Medical Systems, Inc. was a triggering event for the Med Device report unit. The Company utilized the income approach to determine the fair value of the remaining Med Device reporting unit. Based on the results of this evaluation, the Company recorded a goodwill impairment charge of $14.5 million for the year ended May 31, 2023 to write down the carrying value of the Med Device reporting unit to fair value. As of February 29, 2024, the Company concluded that the sustained decline in our stock price was a triggering event for the Med Tech reporting unit. The Company utilized the income approach, as it was determined to be a better representation of the remaining Med Tech reporting unit's projected long-term performance. Based on the results of this evaluation, the Company recorded a goodwill impairment charge of $159.5 million for the quarter ended February 29, 2024 to write down the carrying value of the Med Tech reporting unit to fair value.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
IRC Section 382 and related provisions contain rules that limit for U.S. federal income tax purposes the ability of a Company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain other tax attributes existing as of the date of such ownership change. Our Federal net operating loss carryforwards as of May 31, 2024 after considering IRC Section 382 limitations are $111.0 million. The expiration of the Federal net operating loss carryforwards is as follows: $37.1 million between 2029 and 2032 and $73.9 million indefinitely. Our state net operating loss carryforwards as of May 31, 2024 after considering remaining IRC Section 382 limitations are $14.4 million which expire in various years from 2029 to 2043. Future ownership changes within the meaning of IRC Section 382 may also subject our tax loss carryforwards to annual limitations which would restrict our ability to use them to offset our taxable income in periods following the ownership changes. See Note 10, "Income Taxes" set forth in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 for a further discussion of our tax loss carryovers.

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
Artificial intelligence based platforms present new risks and challenges to our business.

Artificial intelligence, or AI, based platforms are increasingly being used in the medical device and consumer health industries. We are committed to providing a safe and secure environment for all of our personnel, our business partners and our customers, including the responsible use of AI chatbots and generative AI data processor products (“AI Systems”). We have developed policies governing the use of AI Systems to help reasonably ensure that such AI Systems are used in a trustworthy manner by our employees, contractors and authorized agents and that AngioDynamics’ assets, including intellectual property, competitive information, personal information and customer information, are protected. The failure by our personnel to adhere to the company’s established policies could violate confidentiality obligations or applicable laws and regulations, jeopardize our intellectual property rights, cause or contribute to unlawful discrimination or result in the misuse of personally identifiable information or the injection of malware into the company’s systems, any of which could have a material adverse effect on our business, results of operations and financial condition.
The use of AI Systems by our business partners with access to our confidential information, including trade secrets, may continue to increase and could lead to the release of such information, which could negatively impact our company, including our ability to realize the benefits of our intellectual property. The use of AI Systems by our business partners may lead to novel and urgent cybersecurity risks, which could have a material adverse effect on our operations and reputation as well as the operations of any of our business partners. We may also face increased competition from other companies that are using AI Systems, some of whom may develop more effective methods than we and any of our business partners have, which could have a material adverse effect on our business, results of operations and financial condition. In addition, uncertainties regarding developing legal and regulatory requirements and standards may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws concerning the use of AI and AI Systems, the nature of which cannot be determined at this time.
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
Global health crises, pandemics, epidemics or other outbreaks could adversely impact our business, operations and financial results.
We are subject to risks associated with global health crises, pandemics, epidemics or other outbreaks beyond our control which could adversely affect our business, operations and financial results. Such risks may also have the effect of heightening other risks described herein, such as those relating to general economic conditions, demand for our products, relationships with suppliers and sales efforts. For example, impacts from the COVID-19 pandemic and measures taken in response thereto, such as constraints in the capacities of hospitals and other healthcare providers to perform non-COVID related procedures, changes to our on-site operations, delays in product development efforts and related clinical trials and regulatory clearances and approvals, and disruptions to global supply chains and labor markets, resulting in cost inflation and raw material supply constraints, adversely affected our business and there can be no assurance that similar events will not occur in the future.

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
In fiscal year 2024 we generated $1.4 million of revenue for sales to distributors doing business in Iran. We continuously review our ability to sell products to distributors that conduct business in Iran in accordance with all applicable U.S. laws. If laws, rules or regulations of the United States, with respect to doing business in or with parties that do business in Iran, change to restrict our ability to generate revenue in Iran, our revenue could decline, impacting our results of operations.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cyber Security.
Risk Management and Strategy
We have designed and implemented a cybersecurity risk management program to help us identify, assess, and mitigate cybersecurity risks relevant to our business, based on the National Institute of Standards and Technology (NIST) Cyber Security Framework 2.0.
Our cybersecurity risk management program includes:
•dedicated third-party cybersecurity professionals who analyze cybersecurity threats, define cybersecurity policy and requirements, implement protections, and monitor and respond to cybersecurity incidents;
•cybersecurity regulatory based risk assessments for the Company’s systems and applications (where required);
•a formal incident response plan, in which incidents are classified based upon the severity, impact, and the potential harm that can be caused by the incident;
•annual information security training program for all employees, including phishing awareness training;
•working closely with application development and infrastructure & operation teams to embed security considerations into the foundation of technology;
•engagement of third-party service providers to conduct assessment of the Company’s cybersecurity risk management program, penetration testing, and vulnerability testing; and
•a third-party risk assessment process for service providers, suppliers, and vendors.
Risks from cybersecurity threats are integrated into AngioDynamics' enterprise risk management (ERM) program. The ERM program establishes a risk management framework that seeks to identify, assess, and mitigate risks that could materially impact the Company’s business and operation.
To date, the Company is not aware of any cybersecurity incident that has had or is reasonably likely to have a material impact on the Company’s business or operations. However, despite our security measures, there can be no assurance that the Company, or the third parties with which we interact, will not experience a cybersecurity incident in the future that may materially affect us. See Item 1A. Risk Factors under, A cyber-attack or other breach of our, our distributors, or our supply chain partners' information technology systems could have a material adverse effect on our business, financial condition and/or results of operations.

Governance
The cybersecurity risk management program is led by the Senior Vice President, Information Technology ("SVP of IT"). Our SVP of IT has over 28 years of experience assisting public and privately held companies in a variety of industries, leading several enterprise-wide transformation initiatives to adapt to changing cybersecurity threats. Our SVP of IT reports to the Chief Executive Officer (CEO), who works closely with the Executive Committee to guide strategic direction and IT decisions to drive business outcomes.
Our Board of Directors is engaged in the Company’s ERM program and receives briefings on the outcomes of the ERM program and the steps the Company takes to mitigate risks that the program identifies. The Board oversees the Company’s cybersecurity strategies, systems, and controls to ensure reliability and prevent unauthorized access. The Audit Committee discusses policies with respect to risk assessment and risk management, including risks associated with the reliability and security of the Company’s information technology and security systems, and the steps management has undertaken to monitor and control such exposures. The Board of Directors receives regular updates on the Company’s cybersecurity risk management program from the SVP of IT.
Item 2. Properties.
During the year ended May 31, 2024, we operated in the following locations:

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

	Sale Price
	High	Low
Year ended May 31, 2024
Fourth Quarter	$7.03	$5.27
Third Quarter	$8.04	$5.49
Second Quarter	$7.73	$6.17
First Quarter	$11.16	$8.00

	Sale Price
	High	Low
Year ended May 31, 2023
Fourth Quarter	$12.65	$8.29
Third Quarter	$15.48	$12.06
Second Quarter	$22.81	$12.51
First Quarter	$24.30	$17.83
As of July 24, 2024, there were 166 holders of record of our common stock.
Dividends
We did not declare any cash dividends on our common stock during our last three fiscal years. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.
Performance Graph
The graph below matches AngioDynamics, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the RDG SmallCap Medical Devices index, and the S&P 500 Health Care index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from May 31, 2019 to May 31, 2024. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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
On January 5, 2024, the Company announced a restructuring of its manufacturing footprint and a shift to an outsourced model (the "Plan"). This Plan is intended to transfer all product manufacturing processes to third-party manufacturers. The restructuring activities associated with the Plan are expected to be completed in the third quarter of fiscal year 2026 and will allow the Company to more effectively compete in chosen markets and fundamentally change its corporate gross margin profile.
On February 15, 2024, the Company completed the sale of its PICC and Midline businesses to Spectrum Vascular. The Company also entered into various agreements to facilitate the transition to Spectrum, including a Transition Services Agreement and Contract Manufacturing Agreement. Total consideration received by the Company for the Divestiture was $34.5 million in cash and resulted in a pre-tax book gain of $6.7 million. Included in the agreement is a $5.5 million earn-out related to the sales of divested products over a two year period and a milestone payment of $5.0 million paid upon final transfer of the manufacturing to a third-party.

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
On March 31, 2024, the Company and BD entered into a Settlement Agreement as described in Note 17 "Commitments and Contingencies" set forth in the Notes to our consolidated financial statements in this Annual Report on Form 10-K. The Company will make a one-time lump sum payment to BD in the amount of $7.0 million, $3.0 million of which was paid within 5 business days of execution of the Settlement Agreement, and the remainder of which will be payable in installments over the 12 month period ending March 31, 2025. The Company will also make six minimum annual payments to BD of $2.5 million through February 2029, and potential additional payments if six percent (6%) of annual net sales of AngioDynamics’ port products exceed the minimum payment. The parties will participate in the pending appeal before the Federal Circuit of the case titled C.R. Bard, Inc. and Bard Peripheral Vascular, Inc. v. AngioDynamics, Inc. (C.A. 15-00218–JFB; and CAFC appeal No. 23-2056) and a contingent payment of $3.0 million will be due from AngioDynamics to BD if the Federal Circuit reverses or vacates the District Court’s findings of invalidity with respect to the patent claims at issue in the case. Appellate briefing is closed, but an agrument date has not yet been set. Neither party admitted any liability and the agreement contains mutual covenants not to sue and releases. As of May 31, 2024, the present value of the lump sum and minimum annual payments of $19.4 million was recorded in "Acquisition, restructuring and other items, net" on the accompanying consolidated statements of operations and a long-term asset of $1.2 million, other current liabilities of $5.5 million and other long-term liabilities of $12.1 million was recorded on the consolidated balance sheets.
In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the year ended May 31, 2024 compared to the year ended May 31, 2023 follows:
Year ended May 31, 2024:
•Revenue decreased by 10.3% to $303.9 million
•Med Tech growth of 10.0% and Med Device decrease of 18.4%
•Gross profit decreased by 50 bps to 50.9%
•Net loss increased by $131.9 million to $184.3 million
•Loss per share increased by $3.26 to a loss of $4.59
•Cash flow from operations decreased by $28.2 million resulting in cash used in operations of $28.2 million
For the year ended May 31, 2024, the decrease in revenue is partially due to the sale of the PICCs, Midline, dialysis and BioSentry businesses, along with the discontinuation of the RadioFrequency Ablation and Syntrax product lines, the total of which impacted sales by $48.4 million compared to the year ended May 31, 2023. Our Med Tech business, comprised of Auryon, the thrombus management platform and NanoKnife grew 10.0% in fiscal year 2024. The growth in Auryon and NanoKnife was partially offset by continued softness in the thrombus management platform. Our Med Device business decreased 18.4% in fiscal year 2024 driven mainly by the sale of the PICCs, Midlines, dialysis and BioSentry businesses along with the discontinuation of the RadioFrequency Ablation product lines.
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
Throughout the year, we introduced strategic moves designed to streamline our business, improve our overall business operations and position ourselves for growth. Those initiatives included:
•Product development process. The Company continued its disciplined product development process which is intended to improve the Company’s ability to bring new products to market. This included:
◦Pathway expansion for Auryon in arterial thrombectomy and the launch of the Auryon XL radial catheter;
◦510(k) clearance and CE mark for the use of AlphaVac F1885 System to treat pulmonary embolism; and
◦Completed enrollment of patients in the PRESERVE study for the use of NanoKnife in the prostate in the first quarter.

•Value Creation. To create value and drive future growth, the Company plans to practice dispassionate portfolio optimization and continue to focus on areas of compelling unmet needs including those that are patient-centric and evidenced-based. In addition, the Company continues to pursue targeted global expansion opportunities. This included:
◦The sale of the dialysis and BioSentry businesses to Merit Medical Systems, Inc. on June 8, 2023;
◦The sale of the PICC and Midline businesses to Spectrum Vascular on February 15, 2024; and
◦The discontinuation of the RadioFrequency Ablation and Syntrax product lines as of February 29, 2024.
•Focused Resource Deployment. The Company continued its discipline on deploying resources. This included:
◦The announcement on January 5, 2024 to restructure the manufacturing footprint and a shift to an outsourced model which will transfer all product manufacturing processes to third-party manufacturers to allow the Company to more effectively compete in chosen markets and fundamentally change its corporate gross margin profile.

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
The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the year ended May 31, 2024, such product returns were not material.
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
Goodwill and Intangible Assets
Intangible assets other than goodwill and in process research and development ("IP R&D") are amortized over their estimated useful lives, which range between two to eighteen years, on a straight-line basis over the expected period of benefit. The Company periodically reviews the estimated useful lives of intangible assets and reviews such assets or asset groups for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. When testing for impairment of definite-lived intangible assets held for use, the Company groups assets at the lowest level for which cash flows are separately identifiable. The Company operates as two reporting units and two asset groups. If a triggering event is deemed to exist, the Company performs an undiscounted operating cash flow analysis to determine if an impairment exists. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
Goodwill is not amortized, but rather, are tested for impairment annually or more frequently if impairment indicators arise. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.
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
As detailed in Note 9, "Goodwill and Intangible Assets" set forth in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K, the Company recorded a goodwill impairment loss of $159.5 million for the year ended May 31, 2024 as the fair value of the Med Tech reporting unit was less than its carrying value. The Company recorded an impairment loss of $14.5 million for the year ended May 31, 2023 as the fair value of the Med Device reporting unit was less than its carrying value.
Results of Operations for the years ended May 31, 2024 and 2023
For the fiscal year ended May 31, 2024, the Company reported a net loss of $184.3 million, or a loss of $4.59 per diluted share, on net sales of $303.9 million compared to a net loss of $52.4 million, or a loss of $1.33 per diluted share, on net sales of $338.8 million in fiscal year 2023.
Net Sales
Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts, rebates and returns.

	Year ended May 31,
(in thousands)	2024	2023	$ Change
Net Sales
Med Tech	$106,403	$96,687	$9,716
Med Device	197,511	242,065	$(44,554)
Total	$303,914	$338,752	$(34,838)

Net Sales by Geography
United States	$251,486	$282,713	$(31,227)
International	52,428	56,039	$(3,611)
Total	$303,914	$338,752	$(34,838)
For the year ended May 31, 2024, net sales decreased $34.8 million to $303.9 million compared to the year ended May 31, 2023. At May 31, 2024, the Company had a backlog of $1.3 million compared to $2.7 million at the end of May 31, 2023.
The Med Tech business net sales increased $9.7 million for the year ended May 31, 2024 compared to the prior year. The change in sales from the prior year was primarily driven by:
•Increased Auryon sales of $6.4 million;
•Increased NanoKnife sales of $5.7 million, which was driven by both NanoKnife disposable and capital sales, which increased $2.5 million and $3.2 million, respectively, due to increased case volume in both the U.S and international markets; and
•Decrease in the thrombectomy platform of $2.4 million, which was driven by softness in the mechanical thrombectomy platform in AngioVac, AlphaVac and Thrombolytic sales of $1.4 million, $0.4 million and $0.6 million, respectively.

The Med Device business net sales decreased $44.6 million for the year ended May 31, 2024 compared to the prior year. The backlog, which primarily impacted sales of Core and Vascular Access products, was $1.3 million at May 31, 2024 compared to $2.7 million at May 31, 2023. The change in sales from the prior year was primarily driven by:
•Decreased sales of PICCs and Midline products of $13.8 million which was due to the divestiture of these businesses on February 15, 2024;
•Decreased sales of dialysis and BioSentry products of $31.8 million which was due to the divestiture of these businesses on June 8, 2023;
•Decreased sales of RadioFrequency Ablation of $2.8 million due to the discontinuation of this product line as of February 29, 2024; and
•Increased sales of Ports, Core and Venous of $2.5 million, $2.0 million and $0.9 million, respectively. This increase was partially offset by decreased sales of Oncology and Microwave products of $1.2 million and $0.4 million, respectively.

Gross Profit

	Year ended May 31,
(in thousands)	2024	2023	$ Change
Med Tech	$67,198	$61,966	$5,232
Gross profit % of sales	63.2%	64.1%

Med Device	$87,500	$112,280	$(24,780)
Gross profit % of sales	44.3%	46.4%

Total	$154,698	$174,246	$(19,548)
Gross profit % of sales	50.9%	51.4%
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Total Company gross profit decreased by $19.5 million compared to the prior year. The change from the prior year was primarily driven by:
•The sale of the PICCs, Midline, dialysis and BioSentry businesses, which negatively impacted gross profit by $23.9 million;
•Sales volume and price mix, which positively impacted gross profit by $8.4 million;
•Production volume and other incentives which positively impacted gross profit by $2.2 million;
•Sales mix, inflationary costs on raw materials, labor shortages and freight costs, which negatively impacted gross profit by $5.0 million; and
•Incremental depreciation on placement units of $1.2 million.

The Med Tech segment gross profit increased by $5.2 million compared to the prior year. The change from the prior year was primarily driven by:
•Sales volume and price mix, which positively impacted gross profit by $5.5 million;
•Production volume and other incentives which positively impacted gross profit by $1.6 million;
•Sales mix, which negatively impacted gross profit by $0.9 million;
•Inflationary costs on raw materials, labor shortages and freight costs, which negatively impacted gross profit by $0.2 million; and
•Incremental depreciation on placement units of $0.8 million.

The Med Device segment gross profit decreased by $24.8 million compared to the prior year. The change from the prior year was primarily driven by:

•The sale of the PICCs, Midline, dialysis and BioSentry businesses, which negatively impacted gross profit by $23.9 million;
•Sales volume and price mix, which positively impacted gross profit by $3.3 million;
•Production volume and other incentives which positively impacted gross profit by $0.6 million;
•Sales mix, which negatively impacted gross profit by $3.6 million;
•Inflationary costs on raw materials, labor shortages and freight costs, which negatively impacted gross profit by $1.0 million; and
•Incremental depreciation on placement units of $0.2 million.

Operating Expenses and Other Income (expense)

	Year ended May 31,
(in thousands)	2024	2023	$ Change
Research and development	$31,512	$29,883	$1,629
% of sales	10.4%	8.8%
Selling and marketing	$102,818	$104,249	$(1,431)
% of sales	33.8%	30.8%
General and administrative	$41,164	$40,003	$1,161
% of sales	13.5%	11.8%

Research and development expense - Research and development (“R&D”) expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs.
R&D expense increased $1.6 million compared to the prior year. The change from the prior year was primarily driven by:
•The timing of certain projects and clinical spend associated with the ongoing clinical trials, which decreased R&D expense by $0.4 million; and
•Compensation and benefits expenses, which increased $2.0 million.

Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense decreased by $1.4 million compared to the prior year. The change from the prior year was primarily driven by:
•Compensation and benefits expense, which increased by $1.1 million; and
•Travel, meeting, tradeshow and other selling expenses, which decreased $2.5 million.

General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense increased by $1.2 million compared to the prior year. The change from the prior year was primarily driven by:
•Compensation and benefits expense, which increased $0.9 million; and
•Other outside consultant spend for legal and IT which increased $0.4 million.

	Year ended May 31,
(in thousands)	2024	2023	$ Change
Amortization of intangibles	$13,048	$18,790	$(5,742)
Goodwill impairment	$159,476	$14,549	$144,927
Change in fair value of contingent consideration	$432	$2,320	$(1,888)
Acquisition, restructuring and other items, net	$53,182	$15,633	$37,549
Other income (expense)	$797	$(3,256)	$4,053
Amortization of intangibles - Represents the amount of amortization expense that was taken on intangible assets held by the Company.
•Amortization expense decreased $5.7 million compared to the prior year. The decrease is due to assets being included in the sale of the dialysis, BioSentry, PICCs and Midlines businesses and the abandonment of the Syntrax product line.
Goodwill impairment - Represents the impairment charge taken on goodwill.
•The Company recorded a non-cash goodwill impairment charge of $159.5 million for the year ended May 31, 2024 as the fair value of the Med Tech reporting unit was less than its carrying value compared to a $14.5 million goodwill impairment charge for the year ended May 31, 2023 as the fair value of the Med Device reporting unit was less than its carrying value.

Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.
•The change in the fair value for the year ended May 31, 2024 is related to the Eximo contingent consideration and the increased probability of achieving the revenue milestones. The second revenue milestone was achieved in April 2024 and was paid in the fourth quarter of fiscal year 2024.

Acquisition, restructuring and other items, net - Acquisition, restructuring and other items, net represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.
Acquisition, restructuring and other items, net increased by $37.5 million compared to the prior year. The change from the prior year was primarily driven by:
•Legal expense, related to litigation that is outside of the normal course of business, which increased $25.0 million and was driven by the $19.3 million settlement between the Company and BD;
•Plant closure expense, related to the restructuring of our manufacturing footprint which was announced on January 5, 2024, which increased $9.5 million;
•An impairment of $3.4 million on the Syntrax product technology intangible and fixed assets and an inventory write-off of $2.9 million was taken in the third quarter of fiscal year 2024 related to the abandonment of the Syntrax and RF product lines;
•Transaction services agreements that were entered into as a result of the sale of the PICCs, Midline, dialysis and BioSentry businesses. The Company invoiced Spectrum $0.6 million for the year ended May 31, 2024. The Company invoiced Merit Medical Systems, Inc. $0.5 million for the year ended May 31, 2024;
•Manufacturing relocation expense related to the move of certain manufacturing lines from Queensbury, New York to a third party, which decreased $0.5 million;
•Other expenses, mainly severance associated with organizational changes, which increased $2.0 million; and
•The payment to the Israeli Innovation Authority of $3.5 million related to grant funds that were provided to Eximo to develop the Auryon laser prior to the acquisition in the second quarter of fiscal year 2020. These grant funds were fully repaid in the first quarter of fiscal year 2023 to satisfy the obligation which was otherwise being paid as a royalty based on a percentage of sales.

Other income (expense) - Other expense includes interest income and expense, foreign currency impacts and bank fees.
•The change in other income and expense of $4.1 million compared to the prior year, is primarily due to decreased interest expense of $2.5 million and increased interest income of $1.6 million.
Income Tax Benefit

	Year ended May 31,
(in thousands)	2024	2023
Income tax benefit	$(7,289)	$(1,995)
Effective tax rate	3.8%	3.7%
Our effective tax rate was a benefit of 3.8% for fiscal year 2024 compared with an effective tax rate benefit of 3.7% for the prior year. The current year and prior year effective tax rates differ from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation), goodwill impairment and the impact of stock-based compensation.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. As a result of the full impairment of Goodwill and the reversal of the naked credit deferred tax liability sourced income, the Company has recorded a full valuation allowance on its U.S. net deferred tax assets as of May 31, 2024. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

Liquidity and Capital Resources
We regularly review our liquidity and anticipated capital requirements and we believe that our current cash on hand provides sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months.
Our cash and cash equivalents totaled $76.1 million as of May 31, 2024, compared with $44.6 million as of May 31, 2023. As of May 31, 2024 there was no outstanding debt as the Credit Agreement was extinguished in connection with the Divestiture (see Note 12 "Long-Term Debt" set forth in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K). As of May 31, 2023, total debt outstanding related to the Credit Agreement was $50.0 million. The fair value of the contingent consideration liability as of May 31, 2024 was $4.7 million.
The table below summarizes our cash flows for the years ended May 31, 2024 and 2023:

	Year ended May 31,
(in thousands)	2024	2023
Cash provided by (used in):
Operating activities	$(28,158)	$78
Investing activities	123,717	(9,746)
Financing activities	(64,248)	25,420
Effect of exchange rate changes on cash and cash equivalents	125	43
Net change in cash and cash equivalents	$31,436	$15,795
During the years ended May 31, 2024 and 2023, cash flows consisted of the following:
Cash (used in) provided by operating activities:
Years ended May 31, 2024 and 2023:
•Net loss of $184.3 million and $52.4 million, respectively, plus the non-cash items, primarily driven by depreciation and amortization, gain on the divestiture and related expenses, goodwill impairment and stock-based compensation, along with the changes in working capital below, contributed to cash used in operations of $28.2 million for the year ended May 31, 2024 and cash provided by operations of $0.1 million for the year ended May 31, 2023;
•For the year ended May 31, 2024, working capital was unfavorably impacted by increased prepaid expenses and inventory on hand of $11.6 million and $9.4 million, respectively. This was partially offset by decreased accounts receivable and increased accounts payable and accrued liabilities of $7.9 million and $27.5 million, respectively; and
•For the year ended May 31, 2023, working capital was unfavorably impacted by increased accounts receivable, inventory on hand and prepaids of $1.3 million and $8.2 million, respectively. This was partially offset by decreased prepaids and increased accounts payable and accrued liabilities of $0.3 million and $2.1 million, respectively.
Cash provided by (used in) investing activities:
Years ended May 31, 2024 and 2023:
•$2.5 million and $3.8 million, respectively, of cash was used for fixed asset additions;
•$5.0 million and $5.4 million, respectively, of cash was used for Auryon placement and evaluation unit additions;
•$134.5 million of cash was received for the divestiture of the PICCs, Midline, dialysis and BioSentry businesses; and
•$3.3 million and $0.5 million, respectively, of cash was used for the acquisition of exclusive licenses.

Cash (used in) provided by financing activities:
Years ended May 31, 2024 and 2023:
•$50.0 million prepayment of the Credit Agreement in connection with the completion of the dialysis and BioSentry divestiture in fiscal year 2024;
•$70.0 million in proceeds on long-term debt less the repayment of $45.0 million associated with the new Credit Agreement in the first quarter of fiscal year 2023;
•$0.8 million of deferred financing costs associated with the then new Credit Agreement in the first quarter of fiscal year 2023;
•$15.0 million of contingent consideration payments made in fiscal year 2024; and
•$0.8 million and $1.2 million, respectively, of proceeds from stock option and ESPP activity.

On June 8, 2023 and in connection with the completion of the sale of the dialysis and BioSentry divestiture, the Company repaid all amounts outstanding under its existing Credit Agreement, and as a result, the Credit Agreement was extinguished. Pursuant to the terms of the Credit Agreement, AngioDynamics had the option to repay this facility prior to the maturity date without penalty.
Our contractual obligations as of May 31, 2024 are set forth in the table below (in thousands). We have no variable interest entities or other off-balance sheet obligations.

	Cash payments due by period as of May 31, 2024
(in thousands)	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Operating leases (1)	$6,406	$2,202	$2,960	$1,244	$—
Purchase obligations (2)	2,946	2,946	—	—	—
Acquisition-related future obligations (3)	5,000	5,000	—	—	—
Royalties	36,005	3,625	7,240	7,240	17,900
	$50,357	$13,773	$10,200	$8,484	$17,900
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

Results of Operations for the years ended May 31, 2023 and 2022
For management discussion and analysis of our 2023 financial results and liquidity compared with 2022, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended May 31, 2023 filed on August 3, 2023.
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
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 3.6% of our sales in fiscal year 2024 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expense) Income. Significant non-functional balances include accounts receivable due from some of our international customers.
INTEREST RATE RISK
The risk associated with fluctuating interest rates is primarily limited to indebtedness. As of May 31, 2024, the Company does not have any outstanding debt (see Note 12, "Long-Term Debt" set forth in the Notes in the consolidated financial statements included in this Annual Report on Form 10-K).
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
Our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of May 31, 2024.
The effectiveness of our internal control over financial reporting as of May 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal year ended May 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
AngioDynamics, Inc.
Latham, New York
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of AngioDynamics, Inc. and subsidiaries (the “Company”) as of May 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended May 31, 2024, of the Company and our report dated July 25, 2024, expressed an unqualified opinion on those financial statements.

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
July 25, 2024

Item 9B. Other Information.
    None.

Item 9C. Foreign Jurisdictions that Prevent Inspections.

    Not applicable.

Part III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year end pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders, currently scheduled for October 2024. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
AngioDynamics, Inc.
Latham, New York
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AngioDynamics, Inc. and subsidiaries (the "Company") as of May 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended May 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 25, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Inventories – Excess Quantities and Obsolescence — Refer to Notes 1 & 6
Critical Audit Matter Description
The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary, based upon historical experience, assessment of economic conditions, and expected demand. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory. As of May 31, 2024, the Company has inventories of $60.6 million, net of excess quantities and obsolescence reserves.
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
•We evaluated the reasonableness of the Company's excess and obsolete inventory policy, considering historical experience and the underlying assumptions and considered the Company's disclosures.

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
Goodwill - Valuation of Goodwill for the Med Tech Reporting Unit - Refer to Notes 1 & 9
Critical Audit Matter Description
On February 29, 2024, the Company's recorded goodwill was $159.5 million. As discussed in Note 1 of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at least annually or more frequently if impairment indicators arise. In the third quarter of fiscal year 2024, the Company concluded that the sustained decline in the Company’s stock price represented a triggering event requiring further assessment relating to the recoverability of its goodwill and therefore performed an interim impairment test as of February 29, 2024.
The Company recorded a goodwill impairment charge of $159.5 million for the year ended May 31, 2024, relating to its Med Tech reporting unit.
Auditing the annual goodwill impairment involves significant audit effort, as well as a degree of complexity and auditor judgment due to the estimation required in determining the fair value of the reporting units. In particular, the fair value estimates involve judgmental assumptions including the amount and timing of expected future cash flows from revenue growth rates, EBITA margins, depreciation, capital expenditures, and discount rates. The audit effort involved the use of professionals with specialized skill and knowledge.
How the Critical Audit Matter Was Addressed in the Audit
The primary procedures we performed to address this critical audit matter included:
•We performed risk assessment procedures over the Company’s goodwill impairment analysis, and evaluated the sensitivity of certain business assumptions, including:
◦Revenue growth rates
◦EBITA margins
◦Depreciation
◦Capital expenditures
◦Discount rates used in the valuation model inclusive of the Company specific risk premium
•We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill impairment review process. This included controls over management’s review of significant assumptions including the revenue growth rates, EBITA margins, depreciation, capital expenditures, and discount rates, among other assumptions.
•To test the estimated fair value of the Company's Med Tech reporting unit, we performed audit procedures that included, among others, evaluating methodologies used, involving our valuation specialists to assist in our procedures related to the measurement of fair value and testing the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and peer trends and recent historic performance. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We evaluated the assumptions within the model and tested the model's mathematical accuracy. We developed a range of independent estimates for the discount rate and compared those to the discount rate selected by management. In addition, we inspected the Company's reconciliation of the fair value of all reporting units to the market capitalization of the Company. We have also assessed the adequacy of the Company's disclosures included in Notes 1 and 9 in relation to this matter.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
July 25, 2024
We have served as the Company’s auditor since 2016.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended May 31,
	2024	2023	2022
Net sales	$303,914	$338,752	$316,219
Cost of sales (exclusive of intangible amortization)	149,216	164,506	150,487
Gross profit	154,698	174,246	165,732
Operating expenses
Research and development	31,512	29,883	30,739
Sales and marketing	102,818	104,249	95,301
General and administrative	41,164	40,003	38,451
Amortization of intangibles	13,048	18,790	19,458
Goodwill impairment	159,476	14,549	—
Change in fair value of contingent consideration	432	2,320	1,212
Acquisition, restructuring and other items, net	53,182	15,633	9,042
Total operating expenses	401,632	225,427	194,203
Gain on sale of assets	54,499	—	—
Operating loss	(192,435)	(51,181)	(28,471)
Other expenses
Interest income (expense), net	1,614	(2,702)	(688)
Other expense, net	(817)	(554)	(790)
Total other income (expense), net	797	(3,256)	(1,478)
Loss before income tax benefit	(191,638)	(54,437)	(29,949)
Income tax benefit	(7,289)	(1,995)	(3,402)
Net loss	$(184,349)	$(52,442)	$(26,547)
Loss per share
Basic	$(4.59)	$(1.33)	$(0.68)
Diluted	$(4.59)	$(1.33)	$(0.68)
Weighted average shares outstanding
Basic	40,181	39,480	39,009
Diluted	40,181	39,480	39,009
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended May 31,
	2024	2023	2022
Net loss	$(184,349)	$(52,442)	$(26,547)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	358	(6,080)	(1,796)
Other comprehensive income (loss), before tax	358	(6,080)	(1,796)
Income tax benefit (expense) related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	358	(6,080)	(1,796)
Total comprehensive loss, net of tax	$(183,991)	$(58,522)	$(28,343)

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31, 2024	May 31, 2023
Assets
Current Assets
Cash and cash equivalents	$76,056	$44,620
Accounts receivable, net of allowances of $2,141 and $2,150 respectively	43,610	52,826
Inventories	60,616	55,325
Prepaid expenses and other	12,971	4,617
Current assets held for sale	—	6,154
Total current assets	193,253	163,542
Property, plant and equipment, net	35,666	44,384
Intangible assets, net	77,383	111,144
Goodwill	—	159,238
Other assets	11,369	10,676
Non-current assets held for sale	—	43,653
Total Assets	$317,671	$532,637
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$37,751	$40,445
Accrued liabilities	41,098	26,617
Current portion of contingent consideration	4,728	14,761
Other current liabilities	7,578	2,002
Total current liabilities	91,155	83,825
Long-term debt	—	49,818
Deferred income taxes	4,852	12,813
Contingent consideration, net of current portion	—	4,535
Other long-term liabilities	16,078	3,350
Total Liabilities	112,085	154,341
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 40,801,597 and 39,981,422 shares issued and 40,431,597 and 39,611,422 shares outstanding at May 31, 2024 and 2023, respectively	385	382
Additional paid-in capital	610,484	599,206
Accumulated deficit	(395,204)	(210,855)
Treasury stock, 370,000 shares, at cost at May 31, 2024 and 2023, respectively	(5,714)	(5,714)
Accumulated other comprehensive loss	(4,365)	(4,723)
Total Stockholders' Equity	205,586	378,296
Total Liabilities and Stockholders' Equity	$317,671	$532,637
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at May 31, 2021	38,920,951	$377	$573,507	$(131,866)	$3,153	(370,000)	$(5,714)	439,457
Net loss				(26,547)				(26,547)
Exercise of stock options	162,721	1	2,706					2,707
Issuance/cancellation of restricted stock units	299,544		(1,900)					(1,900)
Issuance of performance share units	59,371							—
Purchase of common stock under Employee Stock Purchase Plan	98,586	2	1,874					1,876
Stock-based compensation			10,692					10,692
Other comprehensive loss, net of tax					(1,796)			(1,796)
Balance at May 31, 2022	39,541,173	$380	$586,879	$(158,413)	$1,357	(370,000)	$(5,714)	$424,489
Net loss				(52,442)				(52,442)
Exercise of stock options	21,617	1	155					156
Issuance/cancellation of restricted stock units	239,028		(720)					(720)
Issuance/cancellation of performance share units	29,826		(312)					(312)
Purchase of common stock under Employee Stock Purchase Plan	149,778	1	2,046					2,047
Stock-based compensation			11,158					11,158
Other comprehensive loss, net of tax					(6,080)			(6,080)
Balance at May 31, 2023	39,981,422	$382	$599,206	$(210,855)	$(4,723)	(370,000)	$(5,714)	$378,296
Net loss				(184,349)				(184,349)
Issuance/cancellation of restricted stock units	450,561		(305)					(305)
Issuance/cancellation of performance share units	87,377		(546)					(546)
Purchase of common stock under Employee Stock Purchase Plan	282,237	3	1,600					1,603
Stock-based compensation			10,529					10,529
Other comprehensive income, net of tax					358			358
Balance at May 31, 2024	40,801,597	$385	$610,484	$(395,204)	$(4,365)	(370,000)	$(5,714)	$205,586
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended May 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(184,349)	$(52,442)	$(26,547)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	27,712	30,873	29,349
Non-cash lease expense	1,931	2,484	2,439
Goodwill impairment	159,476	14,549	—
Stock based compensation	10,529	11,158	10,692
Gain on dispositions	(54,499)	—	—
Transaction costs for disposition	(5,084)	—	—
Change in fair value of contingent consideration	432	2,320	1,212
Deferred income tax provision	(7,968)	(2,311)	(3,708)
Changes in accounts receivable allowances	1,326	695	118
Asset impairments and disposals	7,108	291	391
Write-off of other assets	869	—	—
Other	(62)	(513)	(93)
Changes in operating assets and liabilities:
Accounts receivable	7,894	(1,299)	(17,151)
Inventories	(9,410)	(8,198)	(2,796)
Prepaid expenses and other	(11,594)	332	(5,012)
Accounts payable, accrued and other liabilities	27,531	2,139	3,912
Net cash (used in) provided by operating activities	(28,158)	78	(7,194)
Cash flows from investing activities:
Additions to property, plant and equipment	(2,518)	(3,812)	(4,297)
Additions to placement and evaluation units	(5,015)	(5,394)	(11,410)
Proceeds from sale of assets	134,500	—	—
Cash paid for acquisitions	—	—	(3,600)
Acquisition of intangibles	(3,250)	(540)	—
Net cash provided by (used in) investing activities	123,717	(9,746)	(19,307)
Cash flows from financing activities:
Proceeds from issuance of and borrowings on long-term debt	—	70,000	—
Repayment of long-term debt	(50,000)	(45,000)	—
Proceeds from borrowings on long-term debt	—	—	5,000
Deferred financing costs on long-term debt	—	(751)	—
Payment of acquisition related contingent consideration	(15,000)	—	—
Proceeds from exercise of stock options and employee stock purchase plan	752	1,171	2,683
Net cash (used in) provided by financing activities	(64,248)	25,420	7,683
Effect of exchange rate changes on cash and cash equivalents	125	43	(518)
Increase (decrease) in cash and cash equivalents	31,436	15,795	(19,336)
Cash and cash equivalents at beginning of year	44,620	28,825	48,161
Cash and cash equivalents at end of year	$76,056	$44,620	$28,825

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year ended May 31,
	2024	2023	2022
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of fixed assets	$(78)	$124	$14
Cash paid during the year for:
Interest	$—	$2,577	$562
Income taxes	455	342	329

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

Estimated useful lives
Building and building improvements	3 to 40 years
Computer software and equipment	2 to 10 years
Machinery and equipment	3 to 11 years
Placement and evaluation units	5 years
The Company evaluates property, plant and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.
Goodwill and Intangible Assets
Intangible assets other than goodwill and in process research and development ("IP R&D") are amortized over their estimated useful lives, which range between two to eighteen years, on a straight-line basis over the expected period of benefit. The Company periodically reviews the estimated useful lives of intangible assets and reviews such assets or asset groups for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. When testing for impairment of definite-lived intangible assets held for use, the Company groups assets at the lowest level for which cash flows are separately identifiable. The Company operates as two reporting units and two asset groups. If a triggering event is deemed to exist, the Company performs an undiscounted operating cash flow analysis to determine if an impairment exists. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
Goodwill is not amortized, but rather, are tested for impairment annually or more frequently if impairment indicators arise. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair market values at the date of acquisition.
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
As detailed in Note 9, "Goodwill and Intangible Assets" set forth in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K, the Company recorded a goodwill impairment loss of $159.5 million for the year ended May 31, 2024 as the fair value of the Med Tech reporting unit was less than its carrying value.
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
Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in Other expense, net in the Consolidated Statements of Operations as incurred.
Derivative Financial Instruments
The Company is exposed to market risks, including changes in foreign currency and interest rates. The Company has periodically entered into certain derivative financial instruments to hedge the underlying economic exposure.
Derivative instruments are presented in the consolidated financial statements at their fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value or cash flow hedge. Generally, the changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of hedged items that relate to the hedged risks. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss). There were no derivative instruments held by the Company as of May 31, 2024 and 2023.
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

2. ACQUISITIONS
Camaro Support Catheter Asset Acquisition
On July 27, 2021, the Company acquired the Camaro support catheter (rebranded as Syntrax) from QX Medical, LLC for an aggregate purchase price of $4.0 million, which included an upfront payment of $3.6 million and $0.4 million in purchase price holdbacks, along with $1.0 million of potential future contingent consideration related to revenue milestones. This acquisition supports the Auryon product family and the Company's strategic plan. The Company accounted for this acquisition as an asset purchase. The Company recorded the amount paid at closing as inventory and fixed assets of $0.1 million and an intangible asset product technology of $3.9 million. The intangible asset will be amortized over 15 years. The contingent consideration is comprised of revenue milestones and will be accounted for when the contingency is resolved or becomes probable and reasonably estimable. During the third quarter of fiscal year 2024, the Company made the decision to abandon the Syntrax product technology which resulted in an impairment charge of $3.3 million.
3. DIVESTITURES
PICCs and Midlines
Pursuant to an asset purchase agreement dated February 15, 2024 (the "Asset Purchase Agreement"), the Company completed the sale of its PICC and Midline businesses (the "Divestiture") to Spectrum Vascular ("Spectrum"). Total consideration received by the Company for the Divestiture in the third quarter of fiscal year 2024 was $34.5 million in cash and resulted in a pre-tax book gain of $6.7 million. Included in the agreement is a $5.5 million earn-out related to the sales of divested products over a two year period and a milestone payment of $5.0 million paid upon final transfer of the manufacturing to a third-party.
The Company and Spectrum entered into various agreements to facilitate the transition of the divested businesses to Spectrum, including a Transition Services Agreement ("TSA") and Contract Manufacturing Agreement. The Company determined that the sale of the businesses did not constitute a strategic shift that had a major effect on the Company's operations or financial results and as a result, this transaction will not be classified as discontinued operations.
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
The sale of the dialysis product portfolio and BioSentry tract sealant system biopsy businesses to Merit qualified for held for sale accounting and the Company determined that the fair value of the net assets being sold exceeded the carrying value as of May 31, 2023.
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
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following tables summarize net sales by Med Tech, Med Device and by geography:

	Year ended May 31, 2024			Year ended May 31, 2023
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$90,361	$16,042	$106,403	$84,332	$12,355	$96,687
Med Device	161,125	36,386	197,511	198,381	43,684	242,065
Total	$251,486	$52,428	$303,914	$282,713	$56,039	$338,752

	Year ended May 31, 2022
(in thousands)	United States	International	Total
Net sales
Med Tech	$69,939	$8,778	$78,717
Med Device	196,024	41,478	237,502
Total	$265,963	$50,256	$316,219
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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the year ended May 31, 2024, such product returns were not material.
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	May 31, 2024	May 31, 2023
Receivables	$43,610	$52,826
Contract assets	$—	$—
Contract liabilities	$391	$499
During the years ended May 31, 2024 and 2023, the Company had additions to contract liabilities of $0.6 million and $0.7 million, respectively. This was offset by $0.7 million and $0.7 million in revenue that was recognized during the years ended May 31, 2024 and 2023, respectively.
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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:
(in thousands)	Level 1	Level 2	Level 3	Fair Value at May 31, 2024
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$4,728	$4,728
Total Financial Liabilities	$—	$—	$4,728	$4,728

	Fair Value Measurements using inputs considered as:
(in thousands)	Level 1	Level 2	Level 3	Fair Value at May 31, 2023
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$19,296	$19,296
Total Financial Liabilities	$—	$—	$19,296	$19,296
There were no transfers between Level 1, 2 and 3 for the years ended May 31, 2024 and 2023.
The following tables present the changes in fair value components of Level 3 instruments:

Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 31, 2023	$19,296
Change in present value of contingent consideration (1)	432
Contingent consideration payments	(15,000)
Balance at May 31, 2024	$4,728
(1) Change in the fair value of contingent consideration is included in earnings and comprised of changes in estimated earn out payments based on projections of Company performance and amortization of the present value discount.

Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 31, 2022	$16,948
Change in fair value of contingent consideration (1)	2,320
Currency loss from remeasurement	28
Balance at May 31, 2023	$19,296
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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of May 31, 2024:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$4,728	Discounted cash flow	Discount rate	10%
			Probability of payment	90% - 100%
			Projected fiscal year of payment	2025
At May 31, 2024, the amount of undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $5.0 million. The milestones, including revenue projections and technical milestones, associated with the contingent consideration must be reached in future periods ranging from fiscal years 2025 to 2029 in order for the associated consideration to be paid.
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
During the third quarter of fiscal year 2024, the Company made the decision to abandon the Syntrax product technology which resulted in an impairment charge of $3.3 million.
During the third quarter of fiscal year 2024, the Company received a purchase offer for the properties located at 603 Queensbury Avenue, Queensbury NY and 8 Glens Falls Tech Park, Glens Falls, NY. This resulted in an impairment charge of $3.4 million to write the buildings down to fair value.
There were no other items measured at fair value on a nonrecurring basis during the year ended May 31, 2024 or May 31, 2023.
6. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	May 31, 2024	May 31, 2023
Raw materials	$30,736	$28,679
Work in process	6,772	6,708
Finished goods	23,108	19,938
Total	$60,616	$55,325
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at May 31, 2024 and 2023 was $3.3 million and $3.1 million, respectively.

7. PREPAID EXPENSES AND OTHER
Prepaid expenses and other consisted of the following:

(in thousands)	May 31, 2024	May 31, 2023
Deposits	$913	$894
Software licenses	1,643	1,501
TSA receivable	6,401	—
License fees	208	217
Trade shows	580	448
Rent	185	191
Other prepaid taxes	464	264
Other	2,577	1,102
Total	$12,971	$4,617
8. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment are summarized as follows:

(in thousands)	May 31, 2024	May 31, 2023
Building and building improvements	$30,099	$29,660
Computer software and equipment	28,407	27,435
Machinery and equipment	15,756	17,023
Placement and evaluation units	31,312	26,355
Construction in progress	2,638	2,444
	108,212	102,917
Less accumulated depreciation	(69,675)	(59,026)
Less building impairment	(3,364)	—
	35,173	43,891
Land and land improvements	493	493
	$35,666	$44,384
Depreciation expense for fiscal years 2024, 2023 and 2022 was $14.7 million, $11.9 million and $7.6 million, respectively. Depreciation expense for the year ended May 31, 2024 includes accelerated depreciation of $2.4 million related to the plant closure announced on January 5, 2024 (see Note 19 "Acquisition, restructuring and other items, net" as set forth in the Notes to the consolidated financial statements in this Annual Report on Form 10-K). During the third quarter of fiscal year 2024, the Company received a purchase offer for the properties located at 603 Queensbury Avenue, Queensbury NY and 8 Glens Falls Tech Park, Glens Falls, NY. This resulted in an impairment charge of $3.4 million to write the buildings down to fair value.
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
In the third quarter of fiscal year 2024, the Company concluded that the sustained decline in our stock price was a triggering event for the Med Tech reporting unit. To determine the fair value of the remaining Med Tech reporting unit as of February 29, 2024, the Company utilized the income approach, as it was determined to be a better representation of the remaining Med Tech reporting unit's projected long-term performance. The income approach is based on the projected cash flows discounted to their present value using discount rates, that in the Company's judgment, consider the timing and risk of the forecasted cash flows using internally developed forecasts and assumptions. Under the income approach, the discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. Based on the results of this evaluation, the Company recorded a goodwill impairment charge of $159.5 million for the year ended May 31, 2024 to write down the carrying value of the Med Tech reporting unit to fair value. The impairment loss is disclosed separately on the face of the accompanying consolidated statements of operations.
Goodwill for each reporting unit is allocated as follows:

	Year ended May 31, 2024
(in thousands)	Med Tech	Med Device	Total
Balance June 1, 2023	$159,238	$—	$159,238
Goodwill impairment	(159,476)	—	(159,476)
Foreign currency translation adjustments	238	—	238
Balance May 31, 2024	$—	$—	$—

	Year ended May 31, 2023
(in thousands)	Med Tech	Med Device	Total
Balance June 1, 2022	$160,529	$40,529	$201,058
Goodwill impairment	—	(14,549)	(14,549)
Assets held for sale	—	(25,980)	(25,980)
Foreign currency translation adjustments	(1,291)	—	(1,291)
Balance May 31, 2023	$159,238	$—	$159,238
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
In connection with the triggering event for the Med Tech reporting unit as of February 29, 2024, long-lived assets were tested for impairment. As a result of the undiscounted cash flow analysis that was performed, there were no impairments identified as of February 29, 2024. There were no impairment charges on definite lived intangible assets for the year ended May 31, 2024.
During the third quarter of fiscal year 2024, the Company made the decision to abandon the Syntrax product line. This resulted in an impairment charge of $3.3 million. The impairment charge is recorded in "Acquisition, restructuring and other items, net", on the Consolidated Statements of Operations (see Note 19 "Acquisition, restructuring and other items, net" as set forth in the Notes to the consolidated financial statements in this Annual Report on Form 10-K).
Intangible assets consisted of the following:

	May 31, 2024
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$176,227	$(102,468)	$73,759
Customer relationships	9,028	(5,628)	3,400
Trademarks	2,100	(2,024)	76
Licenses	3,837	(3,689)	148
	$191,192	$(113,809)	$77,383

	May 31, 2023
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$211,751	$(118,314)	$93,437
Customer relationships	57,509	(40,755)	16,754
Trademarks	7,450	(6,660)	790
Licenses	4,837	(4,674)	163
	$281,547	$(170,403)	$111,144
Amortization expense was $13.0 million, $18.8 million and $19.5 million for fiscal years 2024, 2023 and 2022, respectively.
Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
2025	$10,269
2026	10,088
2027	9,997
2028	9,948
2029	9,851
2030 and thereafter	27,230
$77,383
10. INCOME TAXES
The components of loss before income tax benefit are as follows:

	Year ended May 31,
(in thousands)	2024	2023	2022
Loss before tax expense:
U.S.	$(177,314)	$(45,240)	$(28,495)
Non-U.S.	(14,324)	(9,197)	(1,454)
	$(191,638)	$(54,437)	$(29,949)

Income tax benefit is comprised of the following:

	Year ended May 31,
(in thousands)	2024	2023	2022
Current
U.S.	318	129	120
Non U.S.	361	187	186
	679	316	306
Deferred
U.S.	(7,039)	(207)	(3,415)
Non U.S.	(929)	(2,104)	(293)
	(7,968)	(2,311)	(3,708)

Income tax benefit	$(7,289)	$(1,995)	$(3,402)
Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

(in thousands)	May 31, 2024	May 31, 2023
Deferred tax assets
Net operating loss carryforward	$28,243	$40,460
Stock-based compensation	3,796	4,263
Federal and state R&D tax credit carryforward	7,777	7,311
Inventories	762	724
Expenses incurred not currently deductible	15,694	6,986
Accrued liabilities	39	78
Gross deferred tax asset	56,311	59,822
Deferred tax liabilities
Depreciation and amortization	8,443	46,828
	8,443	46,828
Valuation allowance	(52,680)	(25,759)
Net deferred tax liability	$(4,812)	$(12,765)
The net deferred tax liability of $4.9 million as of May 31, 2024 relates to the stock acquisition of Eximo Medical Ltd. primarily related to book intangibles partially offset by tax net operating losses and capitalized R&D expenditures. The net deferred tax liability in the U.S. as of May 31, 2023 principally relates to tax amortization of intangibles that have an indefinite reversal period for book purposes, also known as a “naked credit deferred tax liability”, that cannot be considered as a source of income to recover the deferred tax asset. In addition, included in the net deferred tax liability as of May 31, 2023 is a net deferred tax liability of $5.8 million that was related to the stock acquisition of Eximo Medical Ltd. primarily related to book intangibles partially offset by tax net operating losses and capitalized R&D expenditures.
The Company's U.S. Federal net operating loss carryforwards as of May 31, 2024 after considering IRC Section 382 limitations are $111.0 million. The expiration of the Federal net operating loss carryforwards are as follows: $37.1 million between 2030 and 2032, and $73.9 million indefinitely.
The Company's state net operating loss carryforwards as of May 31, 2024 after considering remaining IRC Section 382 limitations are $14.4 million which expire in various years from 2029 to 2043. The Company has Israel tax net operating losses of $17.2 million that can be carried forward indefinitely.
Beginning in 2018, except for the Global Intangible Low-Taxed Income, the Company will no longer record United States federal income tax on its share of the income of its foreign subsidiaries, nor will it record a benefit for foreign tax credits related to that income. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would have no further federal income tax liability. The Company intends to indefinitely reinvest the unremitted foreign earnings of all other subsidiaries as of May 31, 2024, as well as all subsequent earnings generated by all of our foreign subsidiaries. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practical.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. As a result of the full impairment of Goodwill and the reversal of the naked credit deferred tax liability sourced income, the Company has recorded a full valuation allowance on its US net deferred tax assets as of May 31, 2024. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
The Company's consolidated income tax expense has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to the Company's income before income taxes for the following reasons:

	Year ended May 31,
(in thousands)	2024	2023	2022
Income tax benefit at federal statutory tax rate of 21.0%, 21.0% and 21.0%, respectively	$(40,244)	$(11,432)	$(6,289)
State income taxes, net of Federal tax benefit	(3,016)	(353)	(536)
Impact of Non-U.S. operations	2,440	14	199
Research and development tax credit	(907)	(991)	395
Meals and entertainment	244	258	179
Goodwill impairment	4,867	3,055	—
Non-deductible executive compensation	201	366	686
Change in valuation allowance	26,921	5,556	3,168
Stock based compensation	1,357	505	(1,616)
Other	848	1,027	412
Income tax benefit	$(7,289)	$(1,995)	$(3,402)
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year ended May 31,
(in thousands)	2024	2023	2022
Unrecognized tax benefits balance at June 1	$464	$464	$464
Decrease in gross amounts of tax positions related to prior years due to U.S. tax reform	—	—	—
Decrease due to lapse in statute of limitations	(464)	—	—
Unrecognized tax benefits balance at May 31	$—	$464	$464
The table above includes unrecognized tax benefits associated with the calculation of limitations placed on the utilization of tax attributes related to an acquired company.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. There are no accrued interest and penalties recognized in the Consolidated Balance Sheets as of May 31, 2024 and May 31, 2023.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Fiscal years 2021 through 2023 remain open to examination by the various tax authorities.
The Company does not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.
11. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

(in thousands)	May 31, 2024	May 31, 2023
Payroll and related expenses	$15,640	$9,232
Outside services	8,962	7,088
Royalties	2,575	2,874
Research and development	1,255	1,525
Accrued severance	1,486	262
Sales and franchise taxes	520	480
TSA Payable	6,259	—
Rebates	412	469
Other	3,989	4,687
Total	$41,098	$26,617
12. LONG-TERM DEBT
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
13. RETIREMENT PLANS
The Company has a 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by the Company. Matching contributions were $4.6 million, $4.2 million and $4.3 million in 2024, 2023 and 2022, respectively. There are also various immaterial foreign retirement plans.
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
Stock Options
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. On November 14, 2023 the Company's shareholders approved an amendment to the 2020 Plan to increase the reserve of shares of common stock available for future grants by 1,500,000 shares. As of May 31, 2024, there remained approximately 2.7 million shares available for future grants under the 2020 Plan.

Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.
The following table summarizes information about stock option activity for the fiscal year ended May 31, 2024:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year - June 1, 2023	2,206,549	$17.90
Granted	455,527	$8.92
Exercised	—	$—
Forfeited	(198,975)	$17.16
Expired	(300,118)	$16.33
Outstanding at end of year - May 31, 2024	2,162,983	$16.29	6.52	$—
Options exercisable at year-end	1,317,662	$17.44	5.44	$—
Options expected to vest in future periods	845,321	$14.51	8.20	$—
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
The Company measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during the years ended May 31, 2024, 2023 and 2022 was $4.30, $9.27, and $9.57, respectively. The following assumptions were used in arriving at the fair value of options granted during 2024, 2023 and 2022, respectively: risk-free interest rates of 3.96%, 3.20% and 0.92%; expected volatility of 49%, 44%, and 41%; and expected lives of 5.23 years, 5.14 years, and 5.05 years. The Company does not declare dividends therefore a dividend yield of zero was used for the years ended May 31, 2024, 2023 and 2022. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury bonds whose maturity period equals the expected term of the option. Expected volatilities are based on the historical volatility of the Company's stock. The expected option lives are based on historical experience of employee exercise behavior.
The total intrinsic value of options exercised during the years ended May 31, 2023 and 2022 was $0.2 million and $1.6 million, respectively. There were no options exercised during the year ended May 31, 2024. As of May 31, 2024, there was $3.4 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a weighted average period of 2 years.
Cash received from option exercises during 2023 and 2022 was $0.3 million and $2.7 million, respectively. There were no options exercised during the year ended May 31, 2024. Due to the valuation allowance there was no tax benefit realized from stock option exercises during the years ended May 31, 2024, 2023 and 2022.
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

 The following table summarizes information about restricted stock unit activity for the year ended May 31, 2024:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year, June 1, 2023	736,020	$18.99
Granted	912,200	$8.74
Vested	(485,056)	$8.63
Canceled	(82,266)	$12.77
Non-vested at end of year, May 31, 2024	1,080,898	$12.44
The fair value of each restricted stock unit is the market price of Company stock on the date of grant. The weighted average grant date fair value of restricted stock units granted during the years ended May 31, 2024, 2023 and 2022 was $8.74, $19.99 and $26.24, respectively. The total intrinsic value of restricted stock units (meaning the fair value of the units on the date of vest) vesting during the years ended May 31, 2024, 2023 and 2022 was $4.2 million, $5.6 million, and $8.5 million, respectively. As of May 31, 2024, there was $9.0 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of 3 years.
The Company grants performance share awards to certain employees under the 2020 Plan, and historically under the 2004 Plan, which gives the recipients the right to receive shares of Company stock if certain criteria is met.

 The following table summarizes information about performance unit award activity for the year ended May 31, 2024:

	Performance Unit Awards	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year, June 1, 2023	548,530	$19.23
Granted	487,856	$8.92
Vested	(148,621)	$8.92
Canceled	(145,057)	$12.12
Non-vested at end of year, May 31, 2024	742,708	$16.13
During fiscal years 2024, 2023 and 2022, the Company granted performance unit awards. Performance unit awards subject to vesting are based on the Company's level of attainment of the performance targets which are set for each of the three performance years along with continued employment of the grantee. At the end of the three year period, the vested shares are subject to modification based on the Company’s TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year period.
In order to estimate the fair value of such awards, a Monte Carlo Simulation valuation model on the date of the grant was used. For the years ended May 31, 2024, 2023 and 2022, the weighted average grant date fair market value for new grants was $9.53, $23.71 and $28.93, respectively. Compensation cost is recognized over the performance period which is typically three years. As of May 31, 2024, there was $0.6 million of unrecognized compensation cost which is expected to be recognized over a weighted average period of 2 year.
Compensation Expense
The following tables represents the break out of stock-based compensation included in the Company's Consolidated Statement of Operations:

	Year ended May 31,
(in thousands)	2024	2023	2022
Cost of sales	$288	$793	$827
Research and development	1,400	1,459	1,298
Sales and marketing	3,243	2,922	2,568
General and administrative	5,595	5,984	5,999
Acquisition, restructuring and other items, net	3	—	—
	$10,529	$11,158	$10,692

The income tax benefit on the compensation expense recognized for all stock-based compensation arrangements was $2.4 million, $2.6 million and $2.5 million for the years ended May 31, 2024, 2023 and 2022, respectively. The income tax benefit for 2024, 2023 and 2022 are negated by the full valuation allowance recorded against the deferred tax assets.
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
The Company uses the Black-Scholes option-pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognize expense related to shares purchased ratably over the offering period. During the years ended May 31, 2024, 2023 and 2022, 282,237, 149,778 and 98,586 shares, respectively, were issued at an average price of $5.68, $13.67 and $19.02, respectively, under the Stock Purchase Plan. As of May 31, 2024, 2.9 million shares remained available for future purchases under the Stock Purchase Plan.
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
The following table reconciles basic to diluted weighted average shares outstanding:

	Year ended May 31,
	2024	2023	2022
Basic	40,180,925	39,480,367	39,009,419
Effect of dilutive securities	—	—	—
Diluted	40,180,925	39,480,367	39,009,419

Securities excluded as their inclusion would be anti-dilutive	3,973,382	3,491,099	3,465,738
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

The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	May 31, 2024	May 31, 2023
Assets
Operating lease ROU assets	Other assets	$5,804	$5,113
Liabilities
Current operating lease liabilities	Other current liabilities	1,975	1,922
Non-current operating lease liabilities	Other long-term liabilities	3,939	3,316
Total lease liabilities		$5,914	$5,238
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

	May 31, 2024	May 31, 2023
Weighted average remaining term (in years)	3.43	3.05
Weighted average discount rate	4.7%	4.1%
The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	May 31, 2024
2025	$2,202
2026	1,976
2027	984
2028	729
2029 and thereafter	515
Total lease payments	$6,406
Less: Imputed Interest	492
Total lease obligations	$5,914
Less: Current portion of lease obligations	1,975
Long-term lease obligations	$3,939
During the years ended May 31, 2024, 2023 and 2022 the Company recognized operating lease expense, which includes immaterial short-term leases, of $2.5 million, $2.7 million and $2.8 million, respectively. The expenses on the Consolidated Statement of Operations were classified as follows:

(in thousands)	May 31, 2024	May 31, 2023	May 31, 2022
Cost of sales	$866	$881	$890
Research and development	195	193	257
Sales and marketing	161	162	160
General and administrative	1,327	1,458	1,495
	$2,549	$2,694	$2,802
The following table presents supplemental cash flow and other information related to leases:

(in thousands)	May 31, 2024	May 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,142	$2,742
ROU assets obtained in exchange for lease liabilities
Operating leases	3,057	840

17. COMMITMENTS AND CONTINGENCIES
Other Commitments and Contingencies
The following table summarizes the Company's other future commitments and contingencies as of May 31, 2024:

(in thousands)	Total	2025	2026	2027	2028	2029 and thereafter
Purchase obligations (1)	$2,946	$2,946	$—	$—	$—	$—
Royalties (2)	36,005	3,625	3,620	3,620	3,620	21,520
	$38,951	$6,571	$3,620	$3,620	$3,620	$21,520
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

On March 31, 2024, the Company and Bard’s parent company Becton, Dickinson and Company (collectively, “BD”) entered into a settlement agreement (the “Settlement Agreement”) to resolve the ongoing litigations. Under the terms of the Settlement Agreement, BD will grant a license to the Company under certain of BD’s port patents and AngioDynamics will grant BD a license under certain of the Company’s catheter patents. The Company will make a one-time lump sum payment to BD in the amount of $7.0 million, $3.0 million of which was paid within 5 business days of execution of the Settlement Agreement, and the remainder of which will be payable in installments over the 12 months ending March 31, 2025. The Company will also make six minimum annual payments to BD of $2.5 million through February 2029, and potential additional payments if six percent (6%) of annual net sales of the Company’s port products exceed the minimum payment. The parties will participate in the pending appeal before the Federal Circuit of the case that was filed March 10, 2015 and a contingent payment of $3.0 million will be due from the Company to BD if the Federal Circuit reverses or vacates the District Court’s findings of invalidity with respect to the patent claims at issue in the case. Appellate briefing is closed, but an argument date has not yet been set. Neither party admitted any liability and the agreement contains mutual covenants not to sue and releases.
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
The Company manages its assets on a total company basis, not by operating segment; therefore, the CEO does not review any asset information by operating segment and, accordingly, asset information is not reported or evaluated by operating segment. Total assets were $317.7 million as of May 31, 2024.
The table below summarizes net sales and gross margin by Med Tech and Med Device including prior periods during which the Company considered the business to be a single operating segment, in order to conform to the current period presentation:

	Year ended May 31,
(in thousands)	2024	2023	2022

Med Tech Net Sales	$106,403	$96,687	$78,717
Gross Profit	$67,198	$61,966	$52,584
Gross Margin	63.2%	64.1%	66.8%

Med Device Net Sales	$197,511	$242,065	$237,502
Gross Profit	$87,500	$112,280	$113,148
Gross Margin	44.3%	46.4%	47.6%

Total Net Sales	$303,914	$338,752	$316,219
Gross Profit	$154,698	$174,246	$165,732
Gross Margin	50.9%	51.4%	52.4%
Geographic information
The table below summarizes net sales by geographic area based on external customer location:

	Year ended May 31,
(in thousands)	2024	2023	2022
Net sales by Geography
United States	$251,486	$282,713	$265,963
International	52,428	56,039	50,256
Total	$303,914	$338,752	$316,219
For fiscal years 2024, 2023 and 2022, international sales as a percentage of total net sales were 17%, 17% and 16%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales. 67% of long-lived assets are located within the United States.
19. ACQUISITION, RESTRUCTURING AND OTHER ITEMS, NET
Acquisition, restructuring and other items, net consisted of:

	Year ended May 31,
(in thousands)	2024	2023	2022
Legal (1)	$34,942	$9,998	$7,625
Mergers and acquisitions (2)	399	368	59
Transition service agreement (3)	(1,092)	—	—
Plant Closure (4)	9,481	—	—
Manufacturing Relocation (5)	587	1,091	644
Intangible and other asset impairment (6)	6,260	—	—
Israeli Innovation Authority prepayment (7)	—	3,544	—
Other (8)	2,605	632	714
Total	$53,182	$15,633	$9,042
(1) Legal expenses related to litigation that is outside the normal course of business. In the third quarter of fiscal year 2024 a $19.3 million settlement expense was recorded as a result of the Settlement Agreement that was entered into between the Company and BD.
(2) Mergers and acquisitions expenses related to investment banking, legal and due diligence.
(3) Transition services agreement that were entered into with Merit and Spectrum.
(4) Plant closure expense, related to the restructuring of our manufacturing footprint which was announced on January 5, 2024.
(5) Expenses to relocate manufacturing lines out of Queensbury, NY.
(6) An impairment of $3.4 million on intangible and fixed assets and an inventory write-off of $2.9 million was taken in the third quarter of fiscal year 2024 relating to the abandonment of the Syntrax and RF product lines.
(7) In the first quarter of fiscal year 2023, a $3.5 million payment was made to the Israeli Innovation Authority to fully satisfy the obligation related to grant funds that were provided to Eximo for development of the Auryon laser prior to the acquisition in the second quarter of fiscal year 2020.
(8) Included in the $2.6 million in other for the year ended May 31, 2024 is $0.9 million of deferred financing fees that were written-off in conjunction with the sale of the Dialysis and BioSentry businesses and concurrent extinguishment of the debt, along with $1.4 million of severance due to restructurings outside of the plant closure.

Restructuring
The Company evaluates its performance and looks for opportunities to improve the overall operations of the Company on an ongoing basis. As a result of this evaluation, certain restructuring initiatives are taken to enhance the Company’s overall operations. On January 5, 2024, the Company announced a restructuring of its manufacturing footprint and a shift to an outsourced model (the "Plan"). This Plan is intended to transfer all product manufacturing processes to third-party manufacturers. The restructuring activities associated with the Plan are expected to be completed in the third quarter of fiscal year 2026.
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

The Company recorded total restructuring charges to date of $9.5 million. Termination benefits are only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits are being recorded ratably over the service period.

The table below presents the restructuring reserve for the twelve months ending May 31, 2024:

	May 31, 2024
	Termination Benefits	Outside Consultants	Validation Expenses	Facilities Closeout Fees	Regulatory Filings	Other	Total
(in thousands)
Balance at May 31, 2023	$—	$—	$—	$—	$—	$—	$—
Charges	$568	$2,501	$493	$5,767	$6	$146	$9,481
Non-cash adjustments	$—	$—	$—	$(5,767)	$—	$—	$(5,767)
Cash payments	$—	$(1,348)	$(120)	$—	$—	$(126)	$(1,594)
Balance at May 31, 2024	$568	$1,153	$373	$—	$6	$20	$2,120
20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of accumulated other comprehensive income (loss), net of tax, are as follows:

(in thousands)	Foreign currency translation gain (loss)
Balance at May 31, 2022	$1,357
Other comprehensive income, net of tax	(6,080)
Net other comprehensive loss	$(6,080)
Balance at May 31, 2023	$(4,723)
Other comprehensive income, net of tax	358
Net other comprehensive income	$358
Balance at May 31, 2024	$(4,365)

AngioDynamics, Inc. and Subsidiaries

(in thousands)	SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
Description	Balance at Beginning of Year	Additions - Charged to costs and expenses	Deductions	Balance at End of Period
Year Ended May 31, 2022
Allowance for deferred tax asset	$17,035	$3,168	$—	$20,203
Allowance for sales returns and doubtful accounts	$1,919	$343	$(323)	$1,939
Year Ended May 31, 2023
Allowance for deferred tax asset	$20,203	$5,556	$—	$25,759
Allowance for sales returns and doubtful accounts	$1,939	$457	$(246)	$2,150
Year Ended May 31, 2024
Allowance for deferred tax asset	$25,759	$26,921	$—	$52,680
Allowance for sales returns and doubtful accounts	$2,150	$1,073	$(1,082)	$2,141

EXHIBITS

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
2.2	Stock Purchase Agreement, dated as of October 8, 2012, by and among AngioDynamics, Inc., Vortex Medical, Inc. (“Vortex”), the stockholders of Vortex set forth on the signature pages thereto, the option holders of Vortex set forth on the signature pages thereto and CHTP Management Services, Inc., as sellers’ representative.	8-K	2.1	October 12, 2012
2.3	Asset Purchase Agreement dated as of April 17, 2019 by and between AngioDynamics, Inc. and Medline Industries Inc.	8-K	2.1	April 18, 2019
2.4	Asset Purchase Agreement dated as of June 8, 2023 by and between AngioDynamics, Inc. and Merit Medical Systems, Inc.	8-K	2.4	June 14, 2023
3.1.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	October 7, 2005
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AngioDynamics, Inc.	10-K	3.1.2	August 10, 2015
3.2	Second Amended and Restated By-Laws, effective October 16, 2015.	8-K	10.1	October 21, 2015
10.1.3	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (as amended).	DEF 14A		August 30, 2018
10.1.6	AngioDynamics 2017 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1	September 29, 2017
10.1.7	AngioDynamics 2018 Total Shareholder Return Performance Unit Agreement Program.	10-K	10.1.7	July 23, 2018
10.1.8	AngioDynamics 2019 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1.8	January 8, 2020
10.1.9	AngioDynamics, Inc. 2020 Stock and Incentive Award Plan (as amended)	DEF 14A		September 28, 2023
10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (as amended).	DEF 14A		September 3, 2020
10.3	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-Q	10.1	October 12, 2004
10.3.1	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-K	10.3.1	July 23, 2018
10.4.3	Form of 2016 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-Q	10.2	October 5, 2016
10.4.4	Form of 2017 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-Q	10.2	September 29, 2017
10.4.5	Form of 2018 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-K	10.4.5	July 23, 2018
10.4.6	Form of 2020 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan	10-Q	10.4.6	January 8, 2021
10.4.7	Form of Performance Share Award Agreement pursuant to the 2020 Stock and Incentive Award Plan	10-Q	10.4.7	September 30, 2021
10.5	Form of Restricted Stock Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	8-K	10.3	May 12, 2005
10.6	Rita Medical Systems, Inc. 1994 Incentive Stock Plan.	S-1	10.2	May 3, 2000

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
10.7	Horizon Medical Products, Inc. 1998 Stock Incentive Plan.	S-1	10.11	February 13, 1998
10.8	Rita Medical Systems, Inc. 2000 Stock Plan.	S-1/A	10.3	June 14, 2000
10.9	Rita Medical Systems, Inc. 2000 Directors’ Stock Plan, as amended on June 8, 2005.	S-8	99.2	July 8, 2005
10.10	Rita Medical Systems, Inc. 2005 Stock and Incentive Plan.	S-8	99.1	July 8, 2005
10.11	Form of Indemnification Agreement of AngioDynamics, Inc.	8-K	10.1	May 12, 2006
10.11.1	Employment Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.1	April 6, 2016
10.12	Change in Control Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.2	April 6, 2016
10.12.2	Form of Severance Agreement of AngioDynamics, Inc.	10-K	10.12.2	August 10, 2020
10.13	Form of Change in Control Agreement.	10-K/A	10.13	January 12, 2015
10.14	Performance Share Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.3	April 6, 2016
10.15	AngioDynamics, Inc. Total Shareholder Return Performance Share Award Program - Performance Period Ending July 2019.	8-K	10.4	April 6, 2016
10.16	Stock Option Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.5	April 6, 2016
10.17	Restricted Stock Unit Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.6	April 6, 2016
10.18	Separation Agreement and General Release, dated April 22, 2016, between AngioDynamics, Inc. and Joseph M. DeVivo.	8-K	10.1	April 27, 2016
10.19	Amended and Restated Change in Control Agreement, by and between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.1	February 3, 2021
10.2	Form of Amended and Restated Change in Control Agreement with AngioDynamics, Inc.	8-K	10.2	February 3, 2021
10.21*	Settlement and License Agreement, dated March 31, 2024, by and among Becton, Dickinson and Company, C.R. Bard, Inc., Bard Peripheral Vascular, Inc. and AngioDynamics Inc.
14	Code of Ethics.	10-K	14	October 1, 2021
19	Insider Trading Policy
21	Subsidiaries
23	Consent of Deloitte & Touche LLP, an independent registered public accounting firm.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Documents
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents
101.PRE	XBRL Presentation Linkbase Documents

*Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.
Date:	July 25, 2024	By:	/S/ HOWARD W. DONNELLY
Howard W. Donnelly, Chairman of the Board, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 25, 2024	/S/ HOWARD W. DONNELLY
Howard W. Donnelly,
Chairman of the Board, Director

Date:	July 25, 2024	/S/ JAMES C. CLEMMER
James C. Clemmer,
President, Chief Executive Officer (Principal Executive Officer)

Date:	July 25, 2024	/S/ STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge,
Executive Vice President, Chief Financial Officer, (Principal Financial and Accounting Officer)

Date:	July 25, 2024	/S/ WESLEY E. JOHNSON, JR.
Wesley E. Johnson, Jr.,
Director

Date:	July 25, 2024	/S/ JAN S. REED
Jan S. Reed,
Director

Date:	July 25, 2024	/S/ EILEEN O. AUEN
Eileen O. Auen,
Director

Date:	July 25, 2024	/S/ KAREN A. LICITRA
Karen A. Licitra,
Director

Date:	July 25, 2024	/S/ MICHAEL E. TARNOFF
Michael E. Tarnoff,
Director

Date:	July 25, 2024	/S/ LORINDA A. BURGESS
Lorinda A. Burgess,
Director