Form 10-Q
period 2024-08-31
ANGIODYNAMICS INC
filed 2024-10-03
CIK 1275187

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 2, 2024
Common Stock, par value $.01	40,634,249

Table of Content
AngioDynamics, Inc. and Subsidiaries

Table of Content
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended
	Aug 31, 2024	Aug 31, 2023
Net sales	$67,491	$78,679
Cost of sales (exclusive of intangible amortization)	30,767	38,619
Gross profit	36,724	40,060
Operating expenses:
Research and development	6,285	7,941
Sales and marketing	25,605	27,368
General and administrative	10,975	10,856
Amortization of intangibles	2,570	3,625
Change in fair value of contingent consideration	76	(130)
Acquisition, restructuring and other items, net	4,311	3,212
Total operating expenses	49,822	52,872
Gain on sale of assets	—	47,842
Operating income (loss)	(13,098)	35,030
Other expense:
Interest income, net	606	119
Other expense, net	(173)	(288)
Total other income (expense), net	433	(169)
Income (loss) before income tax benefit	(12,665)	34,861
Income tax expense (benefit)	133	(11,023)
Net income (loss)	$(12,798)	$45,884
Earnings (loss) per share
Basic	$(0.31)	$1.15
Diluted	$(0.31)	$1.15
Weighted average shares outstanding
Basic	40,653	39,842
Diluted	40,653	39,968
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2024	Aug 31, 2023
Net income (loss)	$(12,798)	$45,884
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	1,098	(930)
Other comprehensive income (loss), before tax	1,098	(930)
Income tax expense related to items of other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of tax	1,098	(930)
Total comprehensive income (loss), net of tax	$(11,700)	$44,954
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Aug 31, 2024	May 31, 2024
Assets
Current assets
Cash and cash equivalents	$55,005	$76,056
Accounts receivable, net of allowances of $2,363 and $2,141 respectively	39,563	43,610
Inventories	64,700	60,616
Prepaid expenses and other	13,326	12,971
Total current assets	172,594	193,253
Property, plant and equipment, net	34,377	35,666
Intangible assets, net	75,774	77,383
Other assets	10,883	11,369
Total assets	$293,628	$317,671
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$31,272	$37,751
Accrued liabilities	34,108	41,098
Current portion of contingent consideration	4,804	4,728
Other current liabilities	6,515	7,578
Total current liabilities	76,699	91,155
Deferred income taxes	4,626	4,852
Other long-term liabilities	15,721	16,078
Total liabilities	97,046	112,085
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 41,446,390 and 40,801,597 shares issued and 41,004,249 and 40,431,597 shares outstanding at August 31, 2024 and May 31, 2024, respectively	386	385
Additional paid-in capital	613,730	610,484
Accumulated deficit	(408,002)	(395,204)
Treasury stock, 442,141 and 370,000 shares at August 31, 2024 and May 31, 2024, respectively	(6,265)	(5,714)
Accumulated other comprehensive loss	(3,267)	(4,365)
Total Stockholders’ Equity	196,582	205,586
Total Liabilities and Stockholders' Equity	$293,628	$317,671
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2024	Aug 31, 2023
Cash flows from operating activities:
Net income (loss)	$(12,798)	$45,884
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,785	6,688
Non-cash lease expense	494	476
Stock based compensation	3,205	4,144
Gain on disposal of assets	—	(47,842)
Transaction costs for disposition	—	(2,427)
Change in fair value of contingent consideration	76	(130)
Deferred income taxes	(339)	(11,415)
Change in accounts receivable allowances	270	(78)
Fixed and intangible asset impairments and disposals	20	65
Write-off of other assets	—	869
Other	121	(9)
Changes in operating assets and liabilities:
Accounts receivable	3,784	3,157
Inventories	(4,053)	(4,574)
Prepaid expenses and other	(836)	(4,168)
Accounts payable, accrued and other liabilities	(14,982)	(16,539)
Net cash used in operating activities	(18,253)	(25,899)
Cash flows from investing activities:
Additions to property, plant and equipment	(1,092)	(791)
Additions to placement and evaluation units	(1,313)	(767)
Proceeds from sale of assets	—	100,000
Net cash (used in) provided by investing activities	(2,405)	98,442
Cash flows from financing activities:
Repayment of long-term debt	—	(50,000)
Payment of acquisition related contingent consideration	—	(10,000)
Repurchase of common stock	(552)	—
Proceeds from exercise of stock options and employee stock purchase plan	43	410
Net cash used in financing activities	(509)	(59,590)
Effect of exchange rate changes on cash and cash equivalents	116	13
Increase (decrease) in cash and cash equivalents	(21,051)	12,966
Cash and cash equivalents at beginning of period	76,056	44,620
Cash and cash equivalents at end of period	$55,005	$57,586

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$(32)	$(68)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2024	40,801,597	$385	$610,484	$(395,204)	$(4,365)	(370,000)	$(5,714)	$205,586
Net loss				(12,798)				(12,798)
Issuance/Cancellation of restricted stock units	432,144		(321)					(321)
Issuance/Cancellation of performance share units	60,731		(347)					(347)
Purchases of common stock under ESPP	151,918	2	709					711
Stock-based compensation			3,205					3,205
Common stock repurchased		(1)				(72,141)	$(551)	(552)
Other comprehensive income, net of tax					1,098			1,098
Balance at August 31, 2024	41,446,390	$386	$613,730	$(408,002)	$(3,267)	(442,141)	$(6,265)	$196,582

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2023	39,981,422	$382	$599,206	$(210,855)	$(4,723)	(370,000)	$(5,714)	$378,296
Net income				45,884				45,884
Issuance/Cancellation of restricted stock units	386,031		(280)					(280)
Issuance/Cancellation of performance share units	87,377		(210)					(210)
Purchases of common stock under ESPP	131,811	1	899					900
Stock-based compensation			4,144					4,144
Other comprehensive loss, net of tax					(930)			(930)
Balance at August 31, 2023	40,586,641	$383	$603,759	$(164,971)	$(5,653)	(370,000)	$(5,714)	$427,804

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended August 31, 2024 and 2023, the Consolidated Balance Sheet as of August 31, 2024, the Consolidated Statements of Cash Flows for the three months ended August 31, 2024 and 2023, and the Consolidated Statements of Stockholders’ Equity for the three months ended August 31, 2024 and 2023 have been prepared by the Company and are unaudited. The Consolidated Balance Sheet as of May 31, 2024 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended August 31, 2024 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three months ended August 31, 2024 and 2023 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries (collectively, the "Company", "we", "our" or "us"). All intercompany balances and transactions have been eliminated.
2. DIVESTITURES
PICCs and Midlines
Pursuant to an asset purchase agreement dated February 15, 2024 (the "Asset Purchase Agreement"), the Company completed the sale of the PICC and Midline businesses (the "Divestiture") to Spectrum Vascular ("Spectrum"). Total consideration received by the Company for the Divestiture in the third quarter of fiscal year 2024 was $34.5 million in cash and resulted in a pre-tax book gain of $6.7 million. Included in the agreement is a $5.5 million earn-out related to the sales of divested products over a two-year period and a milestone payment of $5.0 million paid upon final transfer of the manufacturing to a third-party that Spectrum will pay to the Company upon achievement.
The Company and Spectrum entered into various agreements to facilitate the transition of the divested businesses to Spectrum, including a Transition Services Agreement and Contract Manufacturing Agreement. The Company determined that the sale of the businesses did not constitute a strategic shift that had a major effect on the Company's operations or financial results and as a result, this transaction is not classified as discontinued operations.
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
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following table summarizes net sales by Med Tech, Med Device and by geography:

	Three Months Ended August 31, 2024			Three Months Ended August 31, 2023
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$24,889	$3,080	$27,969	$22,242	$3,618	$25,860
Med Device	34,592	4,930	39,522	42,157	10,662	52,819
Total	$59,481	$8,010	$67,491	$64,399	$14,280	$78,679

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

Table of Content
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
The Company enters into agreements to place placement and evaluation units (“units”) at customer sites, but the Company retains title to the units. For the duration of these agreements the customer has the right to use the unit at no upfront charge in connection with the customer’s ongoing purchase of disposables. These types of agreements include an embedded operating lease for the right to use the units. In these arrangements, revenue recognized for the sale of the disposables is not allocated between the disposable revenue and lease revenue due to the insignificant value of the units in relation to the total agreement value.
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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the three months ended August 31, 2024 and 2023, such product returns were not material.
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

Table of Content
product has not yet transferred to the customer or the timing of the payments made by the customer precedes the Company’s fulfillment of the performance obligation, the Company recognizes a contract liability that is included in deferred revenue in the accompanying Consolidated Balance Sheets.
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Aug 31, 2024	May 31, 2024
Receivables	$39,563	$43,610
Contract assets	$—	$—
Contract liabilities	$—	$391
During the three months ended August 31, 2024, the Company had additions to contract liabilities of $0.1 million. This was offset by $0.1 million in revenue that was recognized during the three months ended August 31, 2024.
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

4. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Aug 31, 2024	May 31, 2024
Raw materials	$31,444	$30,736
Work in process	7,728	6,772
Finished goods	25,528	23,108
Inventories	$64,700	$60,616
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow-moving inventory. The total inventory reserve at August 31, 2024 and May 31, 2024 was $3.2 million and $3.3 million, respectively.

5. INTANGIBLE ASSETS
Definite Lived Intangible Assets
Intangible assets are amortized over their estimated useful lives on a straight-line basis. Useful lives range from two to eighteen years. The Company periodically reviews, and adjusts, if necessary, the estimated useful lives of its intangible assets and reviews such assets or asset groups for impairment whenever events or changes in circumstances indicate that the carrying value of the assets or asset groups may not be recoverable. If an intangible asset or asset group is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.

Table of Content
Intangible assets consisted of the following:

	Aug 31, 2024
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$177,654	$(105,373)	$72,281
Customer relationships	9,052	(5,765)	3,287
Trademarks	2,100	(2,038)	62
Licenses	3,837	(3,693)	144
	$192,643	$(116,869)	$75,774

	May 31, 2024
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$176,227	$(102,468)	$73,759
Customer relationships	9,028	(5,628)	3,400
Trademarks	2,100	(2,024)	76
Licenses	3,837	(3,689)	148
	$191,192	$(113,809)	$77,383
Amortization expense for the three months ended August 31, 2024 and 2023 was $2.6 million and $3.6 million, respectively.
Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
Remainder of 2025	$7,773
2026	10,183
2027	10,092
2028	10,043
2029	9,946
2030 and thereafter	27,737
$75,774

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Aug 31, 2024	May 31, 2024
Payroll and related expenses	$9,685	$15,640
Outside services	8,125	8,962
Research and development	1,613	1,255
Royalties	1,455	2,575
Sales and franchise taxes	894	520
Deferred Warranties	429	460
TSA Payable	5,794	6,259
Rebates	396	412
Accrued Freight	450	575
Accrued severance	1,817	1,486
Other	3,450	2,954
	$34,108	$41,098
7. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective

Table of Content
tax rate prior to discrete items was 1.8% as of the first quarter of fiscal year 2025, as compared to (32.0)% for the same period in fiscal year 2024. In fiscal year 2025, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets as of August 31, 2024. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

8. SHARE-BASED COMPENSATION
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. On November 14, 2023 the Company's shareholders approved an amendment to the 2020 Plan to increase the reserve of shares of common stock available for future grants by 1.5 million shares. As of August 31, 2024, there was a maximum of 0.9 million shares of common stock available for future grant under the 2020 Plan.
Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.
The Company also has an employee stock purchase plan. On November 3, 2022 the Company's shareholders approved an amendment to the employee stock purchase plan to increase the reserve of shares of common stock available for future grants by 1.0 million shares. As of August 31, 2024, there was a maximum of 2.7 million shares of common stock available for future grant under the employee stock purchase plan.
For the three months ended August 31, 2024 and 2023, share-based compensation expense was $3.2 million and $4.1 million, respectively.
During the three months ended August 31, 2024 and 2023, the Company granted stock options and restricted stock units under the 2020 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Generally, restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award. In July 2023, the Board of Directors approved a change in terms of restricted stock units granted to non-employee directors to provide for immediate vesting upon grant of the award.
During the three months ended August 31, 2024 and 2023, the Company granted performance share units under the 2020 Plan to certain employees. The awards may be earned by achieving performance levels over the requisite service period. The performance criteria are based on achieving certain performance targets and the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards is based on a Monte Carlo simulation model.
As of August 31, 2024, there was $21.9 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The Company has sufficient shares to satisfy expected share-based payment arrangements.
9. EQUITY
On July 16, 2024, the Board of Directors approved a share repurchase program (the "Repurchase Program") under which they authorized the Company the option to repurchase up to $15.0 million of its outstanding common stock. The timing and amount of any share repurchases under the authorization will be determined by management within certain parameters and based on market conditions and other considerations. During the first quarter of fiscal year 2024, the Company repurchased

Table of Content
72,141 shares of common stock in the open market at an aggregate cost of $0.5 million under the Repurchase Program. As of August 31, 2024, $14.5 million remained available for repurchase under the Repurchase Program.
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
The following table reconciles basic to diluted weighted-average shares outstanding:

	Three Months Ended
(in thousands)	Aug 31, 2024	Aug 31, 2023
Basic	40,653	39,842
Effect of dilutive securities	—	126
Diluted	40,653	39,968

Securities excluded as their inclusion would be anti-dilutive	5,180	3,401

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
The Company manages its assets on a total company basis, not by operating segment; therefore, the CEO does not review any asset information by operating segment and, accordingly, asset information is not reported or evaluated by operating segment. Total assets were $293.6 million as of August 31, 2024.
The table below summarizes net sales and gross margin by Med Tech and Med Device:

	Three Months Ended
(in thousands)	Aug 31, 2024	Aug 31, 2023

Med Tech net sales	$27,969	$25,860
Gross profit	17,697	16,727
Gross margin	63.3%	64.7%

Med Device net sales	$39,522	$52,819
Gross profit	19,027	23,333
Gross margin	48.1%	44.2%

Total net sales	$67,491	$78,679
Gross profit	36,724	40,060
Gross margin	54.4%	50.9%

Table of Content
Geographic information
The table below summarizes net sales by geographic area based on external customer location:

	Three Months Ended
(in thousands)	Aug 31, 2024	Aug 31, 2023
Net Sales
United States	$59,481	$64,399
International	8,010	14,280
Total	$67,491	$78,679
For the three months ended August 31, 2024 and 2023, international sales as a percentage of total net sales were 11.9% and 18.1%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales and 66% of long-lived assets are located within the United States.

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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:			Fair Value at Aug 31, 2024
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$4,804	$4,804
Total Financial Liabilities	$—	$—	$4,804	$4,804

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2024
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$4,728	$4,728
Total Financial Liabilities	$—	$—	$4,728	$4,728
There were no transfers between Level 1, 2 and 3 for the three months ended August 31, 2024 and 2023.
The table below presents the changes in fair value components of Level 3 instruments:

Table of Content

Three Months Ended Aug 31, 2024
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2024	$4,728
Change in present value of contingent consideration (1)	76
Balance, August 31, 2024	$4,804
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
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of August 31, 2024:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$4,804	Discounted cash flow	Discount rate	10%
			Probability of payment	90% - 100%
			Projected fiscal year of payment	2025
At August 31, 2024, the amount of undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $5.0 million. The milestones, including revenue projections and technical milestones associated with the contingent consideration, must be reached in future periods ranging from fiscal years 2025 to 2029 in order for the associated consideration to be paid.

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

Table of Content
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	Aug 31, 2024	May 31, 2024
Assets
Operating lease ROU asset	Other assets	$5,313	$5,804
Liabilities
Current operating lease liabilities	Other current liabilities	1,931	1,975
Non-current operating lease liabilities	Other long-term liabilities	3,490	3,939
Total lease liabilities		$5,421	$5,914
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

Aug 31, 2024
Weighted average remaining term (in years)	3.24
Weighted average discount rate	4.7%
The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	Aug 31, 2024
Remainder of 2025	$1,642
2026	1,978
2027	984
2028	729
2029 and thereafter	515
Total lease payments	$5,848
Less: imputed interest	427
Total lease obligations	$5,421
Less: Current portion of lease obligations	1,931
Long-term lease obligations	$3,490
During the three months ended August 31, 2024 and 2023, the Company recognized $0.7 million and $0.6 million of operating lease expense, respectively, which includes immaterial short-term leases. The expenses on the Consolidated Statement of Operations were classified as follows:

	Three Months Ended
(in thousands)	Aug 31, 2024	Aug 31, 2023
Cost of sales	$230	$197
Research and development	109	58
Sales and marketing	40	40
General and administrative	300	332
	$679	$627
The following table presents supplemental cash flow and other information related to leases:

	Three Months Ended
(in thousands)	Aug 31, 2024	Aug 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$562	$532
ROU assets obtained in exchange for lease liabilities
Operating leases	$—	$381

Table of Content
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

On March 31, 2024, the Company and Bard’s parent company Becton, Dickinson and Company (collectively, “BD”) entered into a settlement agreement (the “Settlement Agreement”) to resolve the ongoing litigations. Under the terms of the Settlement Agreement, BD will grant a license to the Company under certain of BD’s port patents and AngioDynamics will grant BD a license under certain of the Company’s catheter patents. The Company will make a one-time lump sum payment to BD in the amount of $7.0 million, $3.0 million which was paid within 5 business days of execution of the Settlement Agreement, and the remainder will be payable in installments over the next 12 months ending March 31, 2025. The Company will also make six minimum annual payments to BD of $2.5 million through February, 2029, and potential additional payments if six percent (6%) of annual net sales of the Company’s port products exceed the minimum payment. The parties will participate in the pending appeal before the Federal Circuit of the case that was filed March 10, 2015 and a contingent payment of $3.0 million will be due from the Company to BD if the Federal Circuit reverses or vacates the District Court’s findings of invalidity with respect to the patent claims at issue in the case. Appellate briefing is closed, but an argument date has not yet been set. Neither party admitted any liability and the agreement contains mutual covenants not to sue and releases.

Port Product Claims

As of August 31, 2024, the Company is defending approximately 50 product liability claims involving the Company's port products (collectively, the “Port Product Claims”). Port Product Claims are pending in various state and federal court jurisdictions, and a motion to transfer the Port Product Claims pursuant to 28 USC § 1407 for coordinated or consolidated pretrial proceedings is pending before the United States Judicial Panel on Multidistrict Litigation. The Port Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Port Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company.

Table of Content
15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET
Acquisition, Restructuring and Other Items
Acquisition, restructuring and other items, net, consisted of:

	Three Months Ended
(in thousands)	Aug 31, 2024	Aug 31, 2023
Legal (1)	$507	$1,817
Plant closure (2)	3,589	—
Transition service agreement (3)	(507)	(145)
Manufacturing relocation (4)	—	587
Other	722	953
Total	$4,311	$3,212
(1) Legal expenses related to litigation that is outside the normal course of business.
(2) Plant closure expense, related to the restructuring of our manufacturing footprint which was announced on January 5, 2024.
(3) Transition services agreements that were entered into with Merit and Spectrum.
(4) Expenses to relocate certain manufacturing lines out of Queensbury, NY.

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

The Company recorded restructuring charges related to the plan during the three months ended August 31, 2024 of $3.6 million. Total restructuring charges recorded to date are $13.1 million. Termination benefits are only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits are being recorded ratably over the service period.

The table below presents the restructuring reserve for the three months ended August 31, 2024:

Table of Content

	Three Months Ended Aug 31, 2024
	Termination Benefits	Outside Consultants	Validation Expenses	Facilities Closeout Fees	Regulatory Filings	Other	Total
(in thousands)
Balance at May 31, 2024	$568	$1,153	$373	$—	$6	$20	$2,120
Charges	287	994	696	1,269	13	330	3,589
Non-cash adjustments	—	—	—	(1,269)	—	—	(1,269)
Cash payments	—	(1,153)	(387)	—	(19)	(276)	(1,835)
Balance at August 31, 2024	$855	$994	$682	$—	$—	$74	$2,605

16. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in each component of accumulated other comprehensive income, net of tax, are as follows:

Three Months Ended Aug 31, 2024
(in thousands)	Foreign currency translation income
Balance at May 31, 2024	$(4,365)
Other comprehensive income, net of tax	1,098
Net other comprehensive income	$1,098
Balance at August 31, 2024	$(3,267)

17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements - Adopted
There are no recently issued accounting pronouncements that have been adopted.
Recently Issued Accounting Pronouncements - Not Yet Applicable or Adopted

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU improves the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.	June 1, 2024	The Company plans to adopt the new standard for fiscal year 2025 and does not expect there to be a material impact to the consolidated financial statements.
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
There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for fiscal year ended May 31, 2024.

Table of Content
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q. The following discussion should be read in conjunction with the Company's 2024 Annual Report on Form 10-K, and the consolidated financial statements and notes thereto included elsewhere in the Form 10-Q.
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
On July 16, 2024, the Board of Directors approved a share repurchase program (the "Repurchase Program") under which they authorized the Company the option to repurchase up to $15.0 million of its outstanding common stock. The timing and amount of any share repurchases under the authorization will be determined by management at its discretion and based on market conditions and other considerations. During the first quarter of fiscal year 2024, the Company repurchased 72,141 shares of common stock in the open market at an aggregate cost of $0.5 million under the Repurchase Program. As of August 31, 2024, $14.5 million remained available for repurchase under the Repurchase Program.
In evaluating the operating performance of our business, management focuses on company-wide and segment revenue and gross margin and company-wide operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three months ended August 31, 2024 compared to the three months ended August 31, 2023 are as follows:
Three months ended August 31, 2024:
•Revenue decreased by 14.2% to $67.5 million
•Med Tech growth of 8.2% and Med Device decrease of 25.2%
•Gross profit increased 350 bps to 54.4%
•Med Tech gross profit decreased 140 bps to 63.3% and Med Device gross profit increased 390 bps to 48.1%
•Net loss increased by $58.7 million to $12.8 million
•Loss per share increased by $1.46 to $0.31

For the three months ended August 31, 2024, the decrease in revenue is partially due to the sale of the PICCs, Midline, dialysis and BioSentry businesses, along with the discontinuation of the RadioFrequency Ablation and Syntrax product lines, the total of which impacted sales by $12.0 million compared to the three months ended August 31, 2023. Our Med Tech revenue, comprised of Auryon, the thrombus management platform and NanoKnife, grew 8.2% in the first quarter of fiscal year 2025. The growth in Auryon was partially offset by softness in the NanoKnife and thrombus management platforms. Our Med Device revenue declined by 25.2% in the first quarter of fiscal year 2025 driven mainly by the sale of the PICCs, Midlines, dialysis and BioSentry businesses along with the discontinuation of the RadioFrequency Ablation product lines.
Results of Operations
For the three months ended August 31, 2024, the Company reported net loss of $12.8 million, or diluted loss per share of $0.31, on net sales of $67.5 million, compared with a net income of $45.9 million, or diluted earnings per share of $1.15, on net sales of $78.7 million during the same quarter of the prior year.
Net sales - Net sales are derived from the sale of products and related freight charges, less discounts, rebates and returns.

Table of Content

	Three Months Ended
(in thousands)	Aug 31, 2024	Aug 31, 2023	$ Change
Net Sales
Med Tech	$27,969	$25,860	$2,109
Med Device	39,522	52,819	$(13,297)
Total	$67,491	$78,679	$(11,188)

	Three Months Ended
(in thousands)	Aug 31, 2024	Aug 31, 2023	$ Change
Net Sales
United States	$59,481	$64,399	$(4,918)
International	8,010	14,280	$(6,270)
Total	$67,491	$78,679	$(11,188)
For the three months ended August 31, 2024, net sales decreased $11.2 million to $67.5 million compared to the same period in the prior year. At August 31, 2024, the Company had a backlog of $1.1 million.
The Med Tech segment net sales increased $2.1 million for the three months ended August 31, 2024 compared to the same period in the prior year. The change in sales from the prior year was primarily driven by:
•Increased Auryon sales of $2.7 million;
•Decreased sales of Syntrax of $0.1 million due to the discontinuation of this product line as of February 29, 2024;
•Decreased sales of the thrombus management platform of $0.1 million, which was driven by a decrease in AngioVac sales of $0.5 million and was partially offset by an increase in AlphaVac sales of $0.4 million; and
•Decreased NanoKnife sales of $0.4 million, which was driven by decreased capital and disposable sales.
The Med Device segment net sales decreased $13.3 million for the three months ended August 31, 2024 compared to the same period in the prior year. The backlog, which primarily impacted sales of Core products, was $1.1 million.
The change in sales for the three months ended August 31, 2024 compared to the same period in the prior year, was primarily driven by:
•Decreased sales of PICCs and Midline products of $10.2 million, which was due to the divestiture of these businesses on February 15, 2024;
•Decreased sales of dialysis and BioSentry products of $0.8 million, which was due to the divestiture of these businesses on June 8, 2023;
•Decreased sales of RadioFrequency Ablation of $0.9 million due to the discontinuation of this product line as of February 29, 2024; and
•Decreased sales of Microwave, Core and Oncology products of $1.5 million, $0.2 million and $0.2 million, respectively, which was partially offset by increased sales of Ports of $0.4 million.

Gross Profit

	Three Months Ended
(in thousands)	Aug 31, 2024	Aug 31, 2023	$ Change
Med Tech	$17,697	$16,727	$970
Gross profit % of sales	63.3%	64.7%

Med Device	$19,027	$23,333	$(4,306)
Gross profit % of sales	48.1%	44.2%

Total	$36,724	$40,060	$(3,336)
Gross profit % of sales	54.4%	50.9%

Table of Content
Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Total Company gross profit decreased by $3.3 million for the three months ended August 31, 2024 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•The sale of the PICCs, Midline, dialysis and BioSentry businesses contributed $3.4 million of gross profit in the prior year;
•Sales volume, price and product mix, which positively impacted gross profit by $1.5 million;
•Production volume and other incentives, which negatively impacted gross profit by $0.4 million. This was partially offset by production volume related to our TSA, which positively impacted gross profit by $0.3 million;
•Inflationary costs on raw materials, labor shortages and freight costs negatively impacted gross profit by $0.9 million; and
•Incremental depreciation and other expense on placement units of $0.5 million.

The Med Tech segment gross profit increased by $1.0 million for the three months ended August 31, 2024 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•Sales volume, price and product mix, which positively impacted gross profit by $1.8 million;
•Inflationary costs on raw materials, labor shortages and freight costs negatively impacted gross profit by $0.4 million; and
•Incremental depreciation and other expense on placement units of $0.6 million.

The Med Device segment gross profit decreased by $4.3 million for the three months ended August 31, 2024 compared to the same period in the prior year. The change from the prior year was primarily driven by:

•The sale of the PICCs, Midline, dialysis and BioSentry businesses contributed $3.4 million of gross profit in the prior year;
•Sales volume, which negatively impacted gross profit by $1.0 million;
•Production volume and other incentives, which negatively impacted gross profit by $0.4 million. This was partially offset by production volume related to our TSA, which positively impacted gross profit by $0.3 million;
•Price and product mix, which positively impacted gross profit by $0.8 million;
•Inflationary costs on raw materials, labor shortages and freight costs negatively impacted gross profit by $0.5 million; and
•Incremental depreciation and other expense on placement units of $0.1 million.

Operating Expenses and Other Income (Expense)

	Three Months Ended
(in thousands)	Aug 31, 2024	Aug 31, 2023	$ Change
Research and development	$6,285	$7,941	$(1,656)
% of sales	9.3%	10.1%
Selling and marketing	$25,605	$27,368	$(1,763)
% of sales	37.9%	34.8%
General and administrative	$10,975	$10,856	$119
% of sales	16.3%	13.8%
Research and development expense - Research and development (“R&D”) expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.
R&D expense decreased $1.7 million for the three months ended August 31, 2024 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•The timing of certain projects and clinical spend associated with the ongoing clinical trials, which decreased R&D expense by $1.3 million; and
•Compensation and benefits expenses, which decreased $0.4 million.

Table of Content
Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense decreased $1.8 million for the three months ending August 31, 2024 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•Compensation and benefits expense, which decreased by $1.7 million; and
•Travel and other selling expenses, which decreased $0.2 million and was partially offset by trade show expenses, which increased $0.4 million.

General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense increased $0.1 million for the three months ended August 31, 2024 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•Compensation and benefits expenses, which decreased $0.8 million; and
•Other outside consultant spend for legal and IT, which increased $0.9 million.

	Three Months Ended
(in thousands)	Aug 31, 2024	Aug 31, 2023	$ Change
Amortization of intangibles	$2,570	$3,625	$(1,055)
Change in fair value of contingent consideration	$76	$(130)	$206
Acquisition, restructuring and other items, net	$4,311	$3,212	$1,099
Other expense, net	$433	$(169)	$602
Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.
•Amortization expense decreased $1.1 million for the three months ended August 31, 2024 compared to the same period in the prior year, due to the intangible assets that were included in the sale of the dialysis, BioSentry, PICCs and Midlines businesses and the abandonment of the Syntrax product line.
Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.
•The change in the fair value for the three months ended August 31, 2024 is related to the Eximo contingent consideration.
Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.
Acquisition, restructuring and other items, net, increased by $1.1 million for the three months ended August 31, 2024, compared to the same period in the prior year. The change from the prior year was primarily driven by:
•Legal expense, related to litigation that is outside of the normal course of business, which decreased $1.3 million;
•Plant closure expense, related to the restructuring of our manufacturing footprint which was announced on January 5, 2024, which increased $3.6 million;
•Transaction services agreements that were entered into as a result of the sale of the PICCs, Midline, dialysis and BioSentry businesses. The increase in the fees invoiced was $0.4 million; and
•Manufacturing relocation expense related to the move of certain manufacturing lines from Queensbury, New York to a third party, which decreased $0.6 million.

Table of Content
Other expense, net - Other expenses include interest expense, foreign currency impacts and bank fees.
•The change in other expense of $0.6 million for the three months ended August 31, 2024, compared to the same period in the prior year, is primarily due to increased interest income of $0.4 million and unrealized foreign currency fluctuations of $0.1 million.
Income Tax Benefit

	Three Months Ended
(in thousands)	Aug 31, 2024	Aug 31, 2023
Income tax benefit (expense)	$0.1	$(11.0)
Effective tax rate including discrete items	(1.1)%	(31.6)%
Our effective tax rate including discrete items for the three months ended August 31, 2024 and August 31, 2023 was (1.1)% and (31.6)%, respectively. In fiscal year 2025, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible stock-based compensation).
Liquidity and Capital Resources
We regularly review our liquidity and anticipated capital requirements and we believe that our current cash on hand provides sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months.
Our cash and cash equivalents totaled $55.0 million as of August 31, 2024, compared with $76.1 million as of May 31, 2024. As of August 31, 2024 and May 31, 2024 the Company did not have any outstanding debt. The fair value of contingent consideration liability as of August 31, 2024 and May 31, 2024, was $4.8 million and $4.7 million, respectively.
The table below summarizes our cash flows:

	Three Months Ended
(in thousands)	Aug 31, 2024	Aug 31, 2023
Cash provided by (used in):
Operating activities	$(18,253)	$(25,899)
Investing activities	(2,405)	98,442
Financing activities	(509)	(59,590)
Effect of exchange rate changes on cash and cash equivalents	116	13
Net change in cash and cash equivalents	$(21,051)	$12,966
During the quarters ended August 31, 2024 and 2023, cash flows consisted of the following:
Cash used in operating activities
Three months ended August 31, 2024 and 2023:
•Net loss of $12.8 million and a net income of $45.9 million, respectively, plus the non-cash items, primarily driven by depreciation and amortization and stock based compensation, along with the changes in working capital below, contributed to cash used in operations of $18.3 million and $25.9 million, respectively, for these periods.
•For the period ended August 31, 2024, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $15.0 million, along with increased inventory and prepaid expenses of $4.1 million and $0.8 million, respectively. This was partially offset by decreased accounts receivable of $3.8 million.
•For the period ended August 31, 2023, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $16.5 million, along with increased inventory and prepaid expenses of $4.6 million and $4.2 million, respectively. This was partially offset by decreased accounts receivable of $3.2 million.
Cash (used in) provided by investing activities
Three months ended August 31, 2024 and 2023:
•$1.1 million and $0.8 million, respectively, of cash was used for fixed asset additions;
•$1.3 million and $0.8 million, respectively, of cash was used for Auryon placement and evaluation unit additions;

Table of Content
•$100.0 million of cash was received for the divestiture of the dialysis and BioSentry businesses in the first quarter of fiscal year 2024; and

Cash used in financing activities
Three months ended August 31, 2024 and 2023:
•$0.6 million of cash was used for the repurchase of commons shares in the first quarter of fiscal year 2025;
•$50.0 million repayment of the Credit Agreement in connection with the completion of the dialysis and BioSentry divestiture in the first quarter of fiscal year 2024;
•$10.0 million of contingent consideration payments made in the first quarter of fiscal year 2024; and
•$0.4 million of proceeds from stock option and ESPP activity in the first quarter of fiscal year 2024.
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
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British Pound and Canadian Dollar. For the three months ended August 31, 2024, approximately 3.4% of our sales were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended August 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
AngioDynamics, Inc. and Subsidiaries
PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14 "Commitments and Contingencies" set forth in the notes to our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2024 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended August 31, 2024:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (2)
June 1, 2024 - June 30, 2024	8,118	$6.10	—	$—
July 1, 2024 - July 31, 2024	86,605	$6.68	72,141	$14,448,871
August 1, 2024 - August 31, 2024	—	$—	—	$—
Total	94,723	$6.63	72,141	14,448,871
(1)These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares/units from equity-based awards.
(2)The Company has $15.0 million available to repurchase under the Repurchase Program that was approved by the Board of Directors and announced on July 16, 2024. The timing and amount of any share repurchases under the authorization will be determined by management at its discretion and based on market conditions and other considerations.
Item 3. Defaults on Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Insider Trading Arrangements

Table of Content
During the quarter ended August 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) or the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

ANGIODYNAMICS, INC.
(Registrant)

Date:	October 3, 2024	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	October 3, 2024	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)