Form 10-Q
period 2024-11-30
ANGIODYNAMICS INC
filed 2025-01-08
CIK 1275187

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 7, 2025
Common Stock, par value $.01	40,465,709

Table of Content
AngioDynamics, Inc. and Subsidiaries

Table of Content
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	Nov 30, 2024	Nov 30, 2023	Nov 30, 2024	Nov 30, 2023
Net sales	$72,845	$79,073	$140,336	$157,752
Cost of sales (exclusive of intangible amortization)	32,939	38,811	63,706	77,430
Gross profit	39,906	40,262	76,630	80,322
Operating expenses:
Research and development	6,434	8,658	12,719	16,599
Sales and marketing	25,589	25,464	51,194	52,832
General and administrative	10,391	9,289	21,366	20,145
Amortization of intangibles	2,562	3,562	5,132	7,187
Change in fair value of contingent consideration	156	221	232	91
Acquisition, restructuring and other items, net	5,868	6,188	10,179	9,400
Total operating expenses	51,000	53,382	100,822	106,254
Gain on sale of assets	—	—	—	47,842
Operating income (loss)	(11,094)	(13,120)	(24,192)	21,910
Other expense:
Interest income, net	234	534	840	653
Other income (expense), net	12	(32)	(161)	(320)
Total other income, net	246	502	679	333
Income (loss) before income tax benefit	(10,848)	(12,618)	(23,513)	22,243
Income tax expense (benefit)	(110)	16,430	23	5,407
Net income (loss)	$(10,738)	$(29,048)	$(23,536)	$16,836
Earnings (loss) per share
Basic	$(0.26)	$(0.72)	$(0.58)	$0.42
Diluted	$(0.26)	$(0.72)	$(0.58)	$0.42
Weighted average shares outstanding
Basic	40,922	40,219	40,787	40,030
Diluted	40,922	40,219	40,787	40,103
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands of dollars)

	Three Months Ended		Six Months Ended
	Nov 30, 2024	Nov 30, 2023	Nov 30, 2024	Nov 30, 2023
Net income (loss)	$(10,738)	$(29,048)	$(23,536)	$16,836
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(481)	945	617	15
Other comprehensive income (loss), before tax	(481)	945	617	15
Income tax expense related to items of other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	(481)	945	617	15
Total comprehensive income (loss), net of tax	$(11,219)	$(28,103)	$(22,919)	$16,851
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Nov 30, 2024	May 31, 2024
Assets
Current assets
Cash and cash equivalents	$54,089	$76,056
Accounts receivable, net of allowances of $2,440 and $2,141 respectively	43,158	43,610
Inventories	65,918	60,616
Prepaid expenses and other	12,195	12,971
Total current assets	175,360	193,253
Property, plant and equipment, net	32,977	35,666
Intangible assets, net	73,110	77,383
Other assets	10,103	11,369
Total assets	$291,550	$317,671
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$34,746	$37,751
Accrued liabilities	39,919	41,098
Current portion of contingent consideration	4,960	4,728
Other current liabilities	8,970	7,578
Total current liabilities	88,595	91,155
Deferred income taxes	4,334	4,852
Other long-term liabilities	11,853	16,078
Total liabilities	104,782	112,085
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 41,449,556 and 40,801,597 shares issued and 40,835,709 and 40,431,597 shares outstanding at November 30, 2024 and May 31, 2024, respectively	384	385
Additional paid-in capital	616,253	610,484
Accumulated deficit	(418,740)	(395,204)
Treasury stock, 613,847 and 370,000 shares at November 30, 2024 and May 31, 2024, respectively	(7,381)	(5,714)
Accumulated other comprehensive loss	(3,748)	(4,365)
Total Stockholders’ Equity	186,768	205,586
Total Liabilities and Stockholders' Equity	$291,550	$317,671
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Six Months Ended
	Nov 30, 2024	Nov 30, 2023
Cash flows from operating activities:
Net income (loss)	$(23,536)	$16,836
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,648	13,373
Non-cash lease expense	993	957
Stock based compensation	5,733	6,021
Gain on disposal of assets	—	(47,842)
Transaction costs for disposition	—	(2,427)
Change in fair value of contingent consideration	232	91
Deferred income taxes	(588)	4,951
Change in accounts receivable allowances	388	549
Fixed and intangible asset impairments and disposals	59	239
Write-off of other assets	—	869
Other	119	(138)
Changes in operating assets and liabilities:
Accounts receivable	50	677
Inventories	(5,303)	(8,844)
Prepaid expenses and other	(72)	(4,979)
Accounts payable, accrued and other liabilities	(7,503)	(966)
Net cash used in operating activities	(15,780)	(20,633)
Cash flows from investing activities:
Additions to property, plant and equipment	(1,889)	(1,345)
Additions to placement and evaluation units	(2,477)	(2,006)
Proceeds from sale of assets	—	100,000
Net cash (used in) provided by investing activities	(4,366)	96,649
Cash flows from financing activities:
Repayment of long-term debt	—	(50,000)
Payment of acquisition related contingent consideration	—	(10,000)
Repurchase of common stock	(1,670)	—
Proceeds from exercise of stock options and employee stock purchase plan	38	58
Net cash used in financing activities	(1,632)	(59,942)
Effect of exchange rate changes on cash and cash equivalents	(189)	202
Increase (decrease) in cash and cash equivalents	(21,967)	16,276
Cash and cash equivalents at beginning of period	76,056	44,620
Cash and cash equivalents at end of period	$54,089	$60,896

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$411	$(138)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2024	40,801,597	$385	$610,484	$(395,204)	$(4,365)	(370,000)	$(5,714)	$205,586
Net loss				(12,798)				(12,798)
Issuance/Cancellation of restricted stock units	432,144		(321)					(321)
Issuance/Cancellation of performance share units	60,731		(347)					(347)
Purchases of common stock under ESPP	151,918	2	709					711
Stock-based compensation			3,205					3,205
Common stock repurchased		(1)				(72,141)	(551)	(552)
Other comprehensive income, net of tax					1,098			1,098
Balance at August 31, 2024	41,446,390	$386	$613,730	$(408,002)	$(3,267)	(442,141)	$(6,265)	$196,582
Net loss				(10,738)				(10,738)
Issuance/Cancellation of restricted stock units	3,166		(5)					(5)
Stock-based compensation			2,528					2,528
Common stock repurchased		(2)				(171,706)	(1,116)	(1,118)
Other comprehensive loss, net of tax					(481)			(481)
Balance at November 30, 2024	41,449,556	$384	$616,253	$(418,740)	$(3,748)	(613,847)	$(7,381)	$186,768

Table of Content

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2023	39,981,422	$382	$599,206	$(210,855)	$(4,723)	(370,000)	$(5,714)	$378,296
Net income				45,884				45,884
Issuance/Cancellation of restricted stock units	386,031		(280)					(280)
Issuance/Cancellation of performance share units	87,377		(210)					(210)
Purchases of common stock under ESPP	131,811	1	899					900
Stock-based compensation			4,144					4,144
Other comprehensive loss, net of tax					(930)			(930)
Balance at August 31, 2023	40,586,641	$383	$603,759	$(164,971)	$(5,653)	(370,000)	$(5,714)	$427,804
Net loss				(29,048)				(29,048)
Issuance/Cancellation of restricted stock units	7,765		(16)					(16)
Issuance/Cancellation of performance share units			(336)					(336)
Stock-based compensation			1,877					1,877
Other comprehensive income, net of tax					945			945
Balance at November 30, 2023	40,594,406	$383	$605,284	$(194,019)	$(4,708)	(370,000)	$(5,714)	$401,226

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended November 30, 2024 and 2023, the Consolidated Balance Sheet as of November 30, 2024, the Consolidated Statements of Cash Flows for the six months ended November 30, 2024 and 2023, and the Consolidated Statements of Stockholders’ Equity for the six months ended November 30, 2024 and 2023 have been prepared by the Company and are unaudited. The Consolidated Balance Sheet as of May 31, 2024 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended November 30, 2024 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three and six months ended November 30, 2024 and 2023 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries (collectively, the "Company", "we", "our" or "us"). All intercompany balances and transactions have been eliminated.
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
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following table summarizes net sales by Med Tech, Med Device and by geography:

	Three Months Ended November 30, 2024			Three Months Ended November 30, 2023
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$27,134	$4,420	$31,554	$20,947	$4,416	$25,363
Med Device	35,544	5,747	41,291	43,055	10,655	53,710
Total	$62,678	$10,167	$72,845	$64,002	$15,071	$79,073

	Six Months Ended November 30, 2024			Six Months Ended November 30, 2023
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$52,023	$7,500	$59,523	$43,189	$8,035	$51,224
Med Device	70,136	10,677	80,813	85,212	21,316	106,528
Total	$122,159	$18,177	$140,336	$128,401	$29,351	$157,752
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
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. During the six months ended November 30, 2024 and 2023, such product returns were not material.

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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Nov 30, 2024	May 31, 2024
Receivables	$43,158	$43,610
Contract assets	$—	$—
Contract liabilities	$56	$391
During the six months ended November 30, 2024, the Company had additions to contract liabilities of $0.2 million. This was offset by $0.2 million in revenue that was recognized during the six months ended November 30, 2024.
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

4. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Nov 30, 2024	May 31, 2024
Raw materials	$28,445	$30,736
Work in process	6,596	6,772
Finished goods	30,877	23,108
Inventories	$65,918	$60,616
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow-moving inventory. The total inventory reserve at November 30, 2024 and May 31, 2024 was $3.3 million.

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

Table of Content
Intangible assets consisted of the following:

	Nov 30, 2024
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$177,540	$(107,792)	$69,748
Customer relationships	8,996	(5,823)	3,173
Trademarks	2,100	(2,052)	48
Licenses	3,837	(3,696)	141
	$192,473	$(119,363)	$73,110

	May 31, 2024
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$176,227	$(102,468)	$73,759
Customer relationships	9,028	(5,628)	3,400
Trademarks	2,100	(2,024)	76
Licenses	3,837	(3,689)	148
	$191,192	$(113,809)	$77,383
Amortization expense for the three months ended November 30, 2024 and 2023 was $2.6 million and $3.6 million, respectively. Amortization expense for the six months ended November 30, 2024 and 2023 was $5.1 million and $7.2 million, respectively.
Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
Remainder of 2025	$5,178
2026	10,175
2027	10,085
2028	10,036
2029	9,938
2030 and thereafter	27,698
$73,110

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Nov 30, 2024	May 31, 2024
Payroll and related expenses	$13,139	$15,920
Outside services	8,982	8,962
Research and development	1,552	1,255
Royalties	2,088	2,575
Sales and franchise taxes	861	520
Deferred warranties	398	460
TSA Payable	6,459	6,259
Rebates	455	412
Accrued Freight	450	575
Accrued severance	1,524	1,486
Other	4,011	2,674
	$39,919	$41,098

Table of Content
7. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 1.7% as of the second quarter of fiscal year 2025, as compared to 23.7% for the same period in fiscal year 2024. In fiscal year 2025, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets as of November 30, 2024. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

8. SHARE-BASED COMPENSATION
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”), and authorized an initial reserve of 2.4 million shares of common stock available for grants. The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. On November 3, 2022 and November 14, 2023, the Company’s shareholders approved an amendment to the 2020 Plan to increase the reserve of shares of common stock available for grants by 1.95 million shares and 1.5 million shares, respectively. On November 12, 2024, the Company's shareholders approved an additional amendment to the 2020 Plan to increase the reserve of shares of common stock available for future grants by 3.2 million shares. As of November 30, 2024, there was a maximum of 4.1 million shares of common stock available for future grant under the 2020 Plan.
Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.
The Company also has an employee stock purchase plan. As of November 30, 2024, there was a maximum of 2.7 million shares of common stock available for future grant under the employee stock purchase plan.
For the three months ended November 30, 2024 and 2023, share-based compensation expense was $2.5 million and $1.9 million, respectively. For the six months ended November 30, 2024 and 2023, share-based compensation expense was $5.7 million and $6.0 million, respectively.
During the six months ended November 30, 2024 and 2023, the Company granted stock options and restricted stock units under the 2020 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Generally, restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award. In July 2023, the Board of Directors approved a change in terms of restricted stock units granted to non-employee directors to provide for immediate vesting upon grant of the award.
During the six months ended November 30, 2024 and 2023, the Company granted performance share units under the 2020 Plan to certain employees. The awards may be earned by achieving performance levels over the requisite service period. The performance criteria are based on achieving certain performance targets and the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards is based on a Monte Carlo simulation model.
As of November 30, 2024, there was $20.0 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The Company has sufficient shares to satisfy expected share-based payment arrangements.

Table of Content
9. EQUITY
On July 16, 2024, the Board of Directors approved a share repurchase program (the "Repurchase Program") under which they authorized the Company the option to repurchase up to $15.0 million of its outstanding common stock. The timing and amount of any share repurchases under the authorization will be determined by management within certain parameters and based on market conditions and other considerations. During the second quarter of fiscal year 2025, the Company repurchased 171,706 shares of common stock in the open market at an aggregate cost of $1.1 million under the Repurchase Program. During the first quarter of fiscal year 2025, the Company repurchased 72,141 shares of common stock in the open market at an aggregate cost of $0.5 million under the Repurchase Program. As of November 30, 2024, $13.3 million remained available for repurchase under the Repurchase Program.
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
The following table reconciles basic to diluted weighted-average shares outstanding:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2024	Nov 30, 2023	Nov 30, 2024	Nov 30, 2023
Basic	40,922	40,219	40,787	40,030
Effect of dilutive securities	—	—	—	73
Diluted	40,922	40,219	40,787	40,103

Securities excluded as their inclusion would be anti-dilutive	5,099	4,361	5,099	3,955

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
The Company manages its assets on a total company basis, not by operating segment; therefore, the CEO does not review any asset information by operating segment and, accordingly, asset information is not reported or evaluated by operating segment. Total assets were $291.6 million as of November 30, 2024.
The table below summarizes net sales and gross margin by Med Tech and Med Device:

Table of Content

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2024	Nov 30, 2023	Nov 30, 2024	Nov 30, 2023

Med Tech net sales	$31,554	$25,363	$59,523	$51,224
Gross profit	20,113	15,816	37,810	32,543
Gross margin	63.7%	62.4%	63.5%	63.5%

Med Device net sales	$41,291	$53,710	80,813	$106,528
Gross profit	19,793	24,446	38,820	$47,779
Gross margin	47.9%	45.5%	48.0%	44.9%

Total net sales	$72,845	$79,073	$140,336	$157,752
Gross profit	39,906	40,262	76,630	80,322
Gross margin	54.8%	50.9%	54.6%	50.9%
Geographic information
The table below summarizes net sales by geographic area based on external customer location:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2024	Nov 30, 2023	Nov 30, 2024	Nov 30, 2023
Net Sales
United States	$62,678	$64,002	$122,159	$128,401
International	10,167	15,071	18,177	29,351
Total	$72,845	$79,073	$140,336	$157,752
For the three months ended November 30, 2024 and 2023, international sales as a percentage of total net sales were 14.0% and 19.1%, respectively. For the six months ended November 30, 2024 and 2023, international sales as a percentage of total net sales were 13.0% and 18.6%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales and 66% of long-lived assets are located within the United States.

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

Table of Content
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:			Fair Value at Nov 30, 2024
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$4,960	$4,960
Total Financial Liabilities	$—	$—	$4,960	$4,960

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2024
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$4,728	$4,728
Total Financial Liabilities	$—	$—	$4,728	$4,728
There were no transfers between Level 1, 2 and 3 for the three and six months ended November 30, 2024 and 2023.
The table below presents the changes in fair value components of Level 3 instruments:

Three Months Ended Nov 30, 2024
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, August 31, 2024	$4,804
Change in present value of contingent consideration (1)	156
Balance, November 30, 2024	$4,960

Six Months Ended November 30, 2024
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2024	$4,728
Change in present value of contingent consideration (1)	232
Balance, November 30, 2024	$4,960
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

Table of Content
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of November 30, 2024:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$4,960	Discounted cash flow	Discount rate	10%
			Probability of payment	100%
			Projected fiscal year of payment	2025
At November 30, 2024, the amount of undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $5.0 million. The milestones, including revenue projections and technical milestones associated with the contingent consideration, must be reached in future periods ranging from fiscal years 2025 to 2029 in order for the associated consideration to be paid.

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
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	Nov 30, 2024	May 31, 2024
Assets
Operating lease ROU asset	Other assets	$4,803	$5,804
Liabilities
Current operating lease liabilities	Other current liabilities	1,878	1,975
Non-current operating lease liabilities	Other long-term liabilities	3,030	3,939
Total lease liabilities		$4,908	$5,914
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

Nov 30, 2024
Weighted average remaining term (in years)	3.08
Weighted average discount rate	4.7%
The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	Nov 30, 2024
Remainder of 2025	$1,077
2026	1,971
2027	983
2028	729
2029 and thereafter	515
Total lease payments	$5,275
Less: imputed interest	367
Total lease obligations	$4,908
Less: Current portion of lease obligations	1,878
Long-term lease obligations	$3,030

Table of Content
During the three months ended November 30, 2024 and 2023, the Company recognized $0.7 million and $0.6 million of operating lease expense, respectively, which includes immaterial short-term leases. During the six months ended November 30, 2024 and 2023, the Company recognized $1.3 million and $1.3 million of operating lease expense respective, which includes immaterial short-term leases. The expenses on the Consolidated Statement of Operations were classified as follows:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2024	Nov 30, 2023	Nov 30, 2024	Nov 30, 2023
Cost of sales	$230	$219	$461	$416
Research and development	88	39	197	97
Sales and marketing	40	40	80	80
General and administrative	298	329	599	661
	$656	$627	$1,337	$1,254
The following table presents supplemental cash flow and other information related to leases:

	Six Months Ended
(in thousands)	Nov 30, 2024	Nov 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,120	$1,064
ROU assets obtained in exchange for lease liabilities
Operating leases	$—	$381

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

On March 31, 2024, the Company and Bard’s parent company Becton, Dickinson and Company (collectively, “BD”) entered into a settlement agreement (the “Settlement Agreement”) to resolve the ongoing litigations. Under the terms of the Settlement Agreement, BD granted a license to the Company under certain of BD’s port patents and AngioDynamics granted BD a license under certain of the Company’s catheter patents. The Company made a one-time lump sum payment to BD in the amount of $7.0 million, $3.0 million which was paid within 5 business days of execution of the Settlement Agreement, and the remainder is payable in installments during 12 month period ending March 31, 2025. The Company will also make six minimum annual payments to BD of $2.5 million starting in fiscal year 2025, and potential additional payments if six percent (6%) of annual net sales of the Company’s port products exceed the minimum payment. The parties will participate in the pending appeal before the Federal Circuit of the case that was filed March 10, 2015 and a contingent payment of $3.0 million will be due from the Company to BD if the Federal Circuit reverses or vacates the District Court’s findings of invalidity with respect to the patent claims at issue in the case. Appellate briefing is closed, but an argument date has not yet been set. Neither party admitted any liability and the agreement contains mutual covenants not to sue and releases. As of November 30, 2024,

Table of Content
there was $7.0 million payable to BD recorded in other current liabilities and $8.8 million recorded in other long-term liabilities.

Port Product Claims

As of November 30, 2024, the Company is defending approximately 50 product liability claims involving the Company's port products (collectively, the “Port Product Claims”). Port Product Claims are pending in various state and federal court jurisdictions, and a motion to transfer the Port Product Claims pursuant to 28 USC § 1407 for coordinated or consolidated pretrial proceedings is pending before the United States Judicial Panel on Multidistrict Litigation. The Port Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Port Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company.

15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET
Acquisition, Restructuring and Other Items
Acquisition, restructuring and other items, net, consisted of:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2024	Nov 30, 2023	Nov 30, 2024	Nov 30, 2023
Legal (1)	$56	$5,322	$410	$7,139
Mergers and acquisitions	737	252	737	252
Plant closure (2)	5,102	—	8,691	—
Transition service agreement (3)	(454)	(177)	(960)	(323)
Manufacturing relocation (4)	—	689	—	1,277
Other (5)	427	102	1,301	1,055
Total	$5,868	$6,188	$10,179	$9,400
(1) Legal expenses related to litigation that is outside the normal course of business.
(2) Plant closure expenses, related to the restructuring of our manufacturing footprint which was announced on January 5, 2024.
(3) Transition services agreements that were entered into with Merit and Spectrum.
(4) Expenses to relocate certain manufacturing lines out of Queensbury, NY.
(5) Included in the $1.1 million in other for the six months ended November 30, 2023 is $0.9 million of deferred financing fees that were written-off in conjunction with the sale of the Dialysis and BioSentry businesses and concurrent extinguishment of the debt.

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
In the second quarter of fiscal year 2025, the Company announced a modification to the Plan to maintain a presence in Queensbury, NY for the manufacturing of select products, customer service, logistics, shipping, quality and regulatory operations. The restructuring activities associated with the modified Plan are still expected to be completed in the third quarter of fiscal year 2026.
The following table provides a summary of our estimated costs associated with the original and modified Plan:

Table of Content

Type of cost (in thousands)	Total original estimated amount expected to be incurred			Total modified estimated amount expected to be incurred
Facilities closeout fees (1)	$14,500	to	$15,250	$16,000	to	$17,000
Termination benefits	9,000	to	10,000	6,200	to	7,200
Outside consultants	9,000	to	10,000	7,500	to	8,500
Validation expenses	4,500	to	5,500	3,400	to	4,400
Regulatory filings	750	to	1,250	150	to	650
Other	750	to	1,250	150	to	650
	$38,500	to	$43,250	$33,400	to	$38,400
(1) Included in the original and modified estimate is approximately $13.6 million and $13.3 million of non-cash charges for accelerated depreciation and building impairment, respectively.

The Company recorded restructuring charges related to the plan during the three and six months ended November 30, 2024 of $5.1 million and $8.7 million, respectively. Total restructuring charges recorded to date are $18.2 million. Termination benefits are only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits are being recorded ratably over the service period.

The table below presents the restructuring reserve for the three and six months ended November 30, 2024:

	Three Months Ended Nov 30, 2024
	Termination Benefits	Outside Consultants	Validation Expenses	Facilities Closeout Fees	Regulatory Filings	Other	Total
(in thousands)
Balance at August 31, 2024	$855	$994	$682	$—	$—	$74	$2,605
Charges	276	2,681	482	1,293	9	361	5,102
Non-cash adjustments	—	—	—	(1,293)	—	—	(1,293)
Cash payments	—	(1,671)	(716)	—	(9)	(295)	(2,691)
Balance at November 30, 2024	$1,131	$2,004	$448	$—	$—	$140	$3,723

	Six Months Ended Nov 30, 2024
	Termination Benefits	Outside Consultants	Validation Expenses	Facilities Closeout Fees	Regulatory Filings	Other	Total
(in thousands)
Balance at May 31, 2024	$568	$1,153	$373	$—	$6	$20	$2,120
Charges	563	3,675	1,177	2,563	22	691	8,691
Non-cash adjustments	—	—	—	(2,563)	—	—	(2,563)
Cash payments	—	(2,824)	(1,102)	—	(28)	(571)	(4,525)
Balance at November 30, 2024	$1,131	$2,004	$448	$—	$—	$140	$3,723

16. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in each component of accumulated other comprehensive income, net of tax, are as follows:

Three Months Ended Nov 30, 2024
(in thousands)	Foreign currency translation income
Balance at August 31, 2024	$(3,267)
Other comprehensive income, net of tax	(481)
Net other comprehensive income	$(481)
Balance at November 30, 2024	$(3,748)

Table of Content

Six Months Ended Nov 30, 2024
(in thousands)	Foreign currency translation income
Balance at May 31, 2024	$(4,365)
Other comprehensive income, net of tax	617
Net other comprehensive income	$617
Balance at November 30, 2024	$(3,748)
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
		June 1, 2025	The Company plans to adopt the new standard in the first quarter of fiscal year 2026 and does not expect there to be a material impact to the consolidated financial statements.
ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-04): Disaggregation of Income Statement Expenses	This ASU improves the disclosures about a public business entity's costs and expenses by requiring the Company to disclose more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) included in each relevant income statement caption.	June 1, 2027	The Company plans to adopt the new standard for the fiscal year 2028 and is assessing the impact to the consolidated financial statements.
There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for fiscal year ended May 31, 2024.
18. SUBSEQUENT EVENTS
On December 24, 2024, the Company entered into an agreement to sell and leaseback the manufacturing facilities in Queensbury, NY and Glens Falls, NY for a purchase price of $5.5 million and $1.2 million, respectively and net proceeds of $4.8 million and $1.1 million, respectively. The Company also entered into a lease agreement with future lease payments of $4.6 million over seven years for Queensbury, NY and $0.4 million over three years for Glens Falls, NY.

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
On January 5, 2024, the Company announced a restructuring of its manufacturing footprint and a shift to an outsourced model (the "Plan"). This Plan will transfer all product manufacturing processes to third-party manufacturers. In the second quarter of fiscal year 2025, the Company announced a modification to the Plan to maintain a presence in Queensbury, NY for the manufacturing of select products, customer service, logistics, shipping, quality and regulatory operations. The restructuring activities associated with the modified Plan are still expected to be completed in the third quarter of fiscal year 2026. The modified Plan is still expected to generate $15.0 million in annual cost savings in fiscal year 2027.
On July 16, 2024, the Board of Directors approved a share repurchase program (the "Repurchase Program") under which they authorized the Company the option to repurchase up to $15.0 million of its outstanding common stock. The timing and amount of any share repurchases under the authorization will be determined by management within certain parameters and based on market conditions and other considerations. During the first quarter of fiscal year 2025, the Company repurchased 72,141 shares of common stock in the open market at an aggregate cost of $0.5 million under the Repurchase Program. During the second quarter of fiscal year 2025, the Company repurchased 171,706 shares of common stock in the open market at an aggregate cost of $1.1 million under the Repurchase Program. As of November 30, 2024, $13.3 million remained available for repurchase under the Repurchase Program.
In evaluating the operating performance of our business, management focuses on company-wide and segment revenue and gross margin and company-wide operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three and six months ended November 30, 2024 compared to the three and six months ended November 30, 2023 are as follows:
Three months ended November 30, 2024:
•Revenue decreased by 7.9% to $72.8 million
•Med Tech growth of 24.4% and Med Device decrease of 23.1%
•Gross profit increased 390 bps to 54.8%
•Med Tech gross profit increased 130 bps to 63.7% and Med Device gross profit increased 240 bps to 47.9%
•Net loss decreased by $18.3 million to $10.7 million
•Loss per share decreased by $0.46 to $0.26

Six months ended November 30, 2024:
•Revenue decreased by 11.0% to $140.3 million
•Med Tech growth of 16.2% and Med Device declined by 24.1%
•Gross profit increased 370 bps to 54.6%
•Med Tech gross profit remained consistent at 63.5% and Med Device gross profit increased 310 bps to 48.0%
•Net income decreased by $40.4 million to $23.5 million
•Loss per share decreased by $1.00 to $0.58
•Cash used in operations decreased by $4.9 million to $15.8 million

Table of Content

For the three and six months ended November 30, 2024, the decrease in revenue is partially due to the sale of the PICCs, Midline, dialysis and BioSentry businesses, along with the discontinuation of the RadioFrequency Ablation and Syntrax product lines, the total of which impacted sales by $12.4 million and $24.3 million compared to the same periods in the prior year, respectively. Our Med Tech revenue, comprised of Auryon, the thrombus management platform and NanoKnife, grew 24.4% in the second quarter of fiscal year 2025. Our Med Device revenue declined by 23.1% in the second quarter of fiscal year 2025 driven mainly by the sale of the PICCs, Midlines, dialysis and BioSentry businesses along with the discontinuation of the RadioFrequency Ablation product lines.
Results of Operations
For the three months ended November 30, 2024, the Company reported net loss of $10.7 million, or diluted loss per share of $0.26, on net sales of $72.8 million, compared with a net loss of $29.0 million, or diluted loss per share of $0.72, on net sales of $79.1 million during the same quarter of the prior year. For the six months ended November 30, 2024, the Company reported net loss of $23.5 million, or diluted loss per share of $0.58, on net sales of $140.3 million, compared with a net income of $16.8 million, or diluted earnings per share of $0.42, on net sales of $157.8 million during the same quarter of the prior year.
Net sales - Net sales are derived from the sale of products and related freight charges, less discounts, rebates and returns.

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2024	Nov 30, 2023	$ Change	Nov 30, 2024	Nov 30, 2023	$ Change
Net Sales
Med Tech	$31,554	$25,363	$6,191	$59,523	$51,224	$8,299
Med Device	41,291	53,710	(12,419)	80,813	106,528	(25,715)
Total	$72,845	$79,073	$(6,228)	$140,336	$157,752	$(17,416)

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2024	Nov 30, 2023	$ Change	Nov 30, 2024	Nov 30, 2023	$ Change
Net Sales
United States	$62,678	$64,002	$(1,324)	$122,159	$128,401	$(6,242)
International	10,167	15,071	(4,904)	18,177	29,351	(11,174)
Total	$72,845	$79,073	$(6,228)	$140,336	$157,752	$(17,416)
For the three months ended November 30, 2024, net sales decreased $6.2 million to $72.8 million compared to the same period in the prior year. For the six months ended November 30, 2024, net sales decreased $17.4 million to $140.3 million compared to the same period in the prior year. At November 30, 2024, the Company had a sales order backlog of $0.7 million.
The Med Tech segment net sales increased $6.2 million and $8.3 million for the three and six months ended November 30, 2024 compared to the same period in the prior year, respectively. The change in sales for both periods was primarily driven by:
•Increased Auryon sales of $2.5 million and $5.2 million compared to the same period in the prior year, respectively;
•Decreased sales of Syntrax of $0.1 million and $0.3 million, respectively, due to the discontinuation of this product line as of February 29, 2024;
•Increased sales of the thrombus management platform of $3.6 million and $3.5 million compared to the same period in the prior year, respectively. This was driven by an increase in AngioVac and AlphaVac sales of $3.3 million and $3.2 million compared to the same periods in the prior year, respectively, and an increase in thrombolytic sales of $0.2 million for both periods compared to the same periods in the prior year; and
•Increased NanoKnife sales of $0.3 million for the three months ended November 30, 2024, compared to the same period in the prior year, which was driven by increased disposable sales offset by decreased capital sales. Decreased NanoKnife sales of $0.1 million for the six months ended November 30, 2024, compared to the same period in the prior year, which was driven by decreased capital sales partially offset by increased disposable sales.
The Med Device segment net sales decreased $12.4 million and $25.7 million for the three and six months ended November 30, 2024 compared to the same period in the prior year, respectively. The backlog, which primarily impacted sales of Core products, was $0.7 million.

Table of Content
The change in sales for the three months ended November 30, 2024 compared to the same period in the prior year, was primarily driven by:
•Decreased sales of PICCs and Midline products of $11.4 million, which was due to the divestiture of these businesses on February 15, 2024;
•Decreased sales of RadioFrequency Ablation of $0.9 million due to the discontinuation of this product line as of February 29, 2024; and
•Decreased sales of Core and Ports of $0.2 million and $0.2 million, respectively, which was partially offset by increased sales of Venous and Microwave products of $0.1 million and $0.1 million, respectively.

The change in sales for the six months ended November 30, 2024 compared to the same period in the prior year, was primarily driven by:
•Decreased sales of PICCs and Midline products of $21.6 million, which was due to the divestiture of these businesses on February 15, 2024;
•Decreased sales of dialysis and BioSentry products of $0.7 million, which was due to the divestiture of these businesses on June 8, 2023;
•Decreased sales of RadioFrequency Ablation of $1.8 million due to the discontinuation of this product line as of February 29, 2024; and
•Decreased sales of Microwave, Core and Oncology products of $1.4 million, $0.4 million and $0.3 million, respectively, which was partially offset by increased sales of Venous and Ports of $0.2 million and $0.2 million, respectively.

Gross Profit

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2024	Nov 30, 2023	$ Change	Nov 30, 2024	Nov 30, 2023	$ Change
Med Tech	$20,113	$15,816	$4,297	$37,810	$32,543	$5,267
Gross profit % of sales	63.7%	62.4%		63.5%	63.5%

Med Device	$19,793	$24,446	$(4,653)	$38,820	$47,779	$(8,959)
Gross profit % of sales	47.9%	45.5%		48.0%	44.9%

Total	$39,906	$40,262	$(356)	$76,630	$80,322	$(3,692)
Gross profit % of sales	54.8%	50.9%		54.6%	50.9%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Total Company gross profit decreased by $0.4 million and $3.7 million for the three and six months ended November 30, 2024 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•The sale of the PICCs, Midline, dialysis and BioSentry businesses contributed $3.6 million and $7.0 million of gross profit, respectively;
•Sales volume, price and product mix, which positively impacted gross profit by $6.7 million and $9.1 million, respectively;
•Production volume, other incentives and other costs, which negatively impacted gross profit by $1.6 million and $1.7 million, respectively;
•Inflationary costs on raw materials, labor shortages and freight costs negatively impacted gross profit by $1.2 million and $2.7 million, respectively; and
•Incremental depreciation and other expense on placement units of $0.7 million and $1.3 million, respectively.

The Med Tech segment gross profit increased by $4.3 million and $5.3 million for the three and six months ended November 30, 2024 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:

Table of Content
•Sales volume, price and product mix, which positively impacted gross profit by $5.9 million and $7.6 million, respectively;
•Production volume, other incentives and other costs, which negatively impacted gross profit by $0.7 million and $0.4 million, respectively;
•Inflationary costs on raw materials, labor shortages and freight costs negatively impacted gross profit by $0.2 million and $0.7 million, respectively; and
•Incremental depreciation and other expense on placement units of $0.6 million and $1.2 million, respectively.

The Med Device segment gross profit decreased by $4.7 million and $9.0 million for the three and six months ended November 30, 2024 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:

•The sale of the PICCs, Midline, dialysis and BioSentry businesses contributed $3.6 million and $7.0 million of gross profit, respectively;
•Price and product mix, which positively impacted gross profit by $1.4 million and $2.9 million, respectively;
•Sales volume, production volume, other incentives and other costs, which negatively impacted gross profit by $1.4 million and $2.9 million, respectively;
•Inflationary costs on raw materials, labor shortages and freight costs negatively impacted gross profit by $1.0 million and $2.0 million, respectively; and
•Incremental depreciation and other expense on placement units of $0.1 million and $0.1 million, respectively.

Operating Expenses and Other Income (Expense)

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2024	Nov 30, 2023	$ Change	Nov 30, 2024	Nov 30, 2023	$ Change
Research and development	$6,434	$8,658	$(2,224)	$12,719	$16,599	$(3,880)
% of sales	8.8%	10.9%		9.1%	10.5%
Selling and marketing	$25,589	$25,464	$125	$51,194	$52,832	$(1,638)
% of sales	35.1%	32.2%		36.5%	33.5%
General and administrative	$10,391	$9,289	$1,102	$21,366	$20,145	$1,221
% of sales	14.3%	11.7%		15.2%	12.8%
Research and development expense - Research and development (“R&D”) expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.
R&D expense decreased $2.2 million and $3.9 million for the three and six months ended November 30, 2024 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•The timing of certain projects and clinical spend associated with the ongoing clinical trials, which decreased R&D expense by $2.8 million and $4.2 million, respectively; and
•Compensation and benefits expenses, which increased $0.5 million and $0.2 million, respectively.

Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense increased $0.1 million and decreased $1.6 million for the three and six months ending November 30, 2024 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•Compensation and benefits expense, which decreased by $0.8 million and $2.5 million, respectively; and
•Travel and other selling expenses, which increased $0.6 million and $0.3 million, respectively, and trade show expenses, which increased $0.2 million and $0.4 million, respectively.

General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense increased $1.1 million and $1.2 million for the three and six months ended November 30, 2024 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:

Table of Content
•Compensation and benefits expenses, which increased $1.8 million and $1.0 million, respectively; and
•Other outside consultant spend for legal and IT, which increased $0.4 million and $1.3 million, respectively, which was partially offset by a decrease in depreciation and other corporate expenses of $1.1 million for both periods.

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2024	Nov 30, 2023	$ Change	Nov 30, 2024	Nov 30, 2023	$ Change
Amortization of intangibles	$2,562	$3,562	$(1,000)	$5,132	$7,187	$(2,055)
Change in fair value of contingent consideration	$156	$221	$(65)	$232	$91	$141
Acquisition, restructuring and other items, net	$5,868	$6,188	$(320)	$10,179	$9,400	$779
Other income, net	$246	$502	$(256)	$679	$333	$346
Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.
•Amortization expense decreased $1.0 million and $2.1 million for the three and six months ended November 30, 2024 compared to the same period in the prior year, respectively, due to the intangible assets that were included in the sale of the dialysis, BioSentry, PICCs and Midlines businesses and the abandonment of the Syntrax product line.
Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.
•The change in the fair value for the three and six months ended November 30, 2024 is related to the Eximo contingent consideration.
Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.
Acquisition, restructuring and other items, net, decreased by $0.3 million and increased $0.8 million for the three and six months ended November 30, 2024, compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•Legal expense, related to litigation that is outside of the normal course of business, which decreased $5.3 million and $6.7 million, respectively;
•Mergers and acquisition expense, which increased $0.5 million for both periods;
•Plant closure expense, related to the restructuring of our manufacturing footprint which was announced on January 5, 2024, which increased $5.1 million and $8.7 million, respectively;
•Transaction services agreements that were entered into as a result of the sale of the PICCs, Midline, dialysis and BioSentry businesses. The increase in the fees invoiced was $0.3 million and $0.6 million, respectively; and
•Manufacturing relocation expense related to the move of certain manufacturing lines from Queensbury, New York to a third party, which decreased $0.7 million and $1.3 million, respectively.

Other income, net - Other expenses include interest expense, foreign currency impacts and bank fees.
•Other income, net decreased by $0.3 million for the three months ended November 30, 2024, compared to the same period in the prior year, which is primarily due to decreased interest income. Other income, net increased by $0.3 million for the six months ended November 30, 2024, compared to the same period in the prior year, which is primarily due to increased interest income of $0.2 million and unrealized foreign currency fluctuations of $0.1 million.

Table of Content
Income Tax Benefit

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2024	Nov 30, 2023	Nov 30, 2024	Nov 30, 2023
Income tax benefit (expense)	$(110)	$16,430	$23	$5,407
Effective tax rate including discrete items	1.0%	(130.2)%	(0.1)%	24.3%
Our effective tax rate including discrete items for the three months ended November 30, 2024 and 2023 was 1.0% and (130.2)%, respectively. Our effective tax rate including discrete items for the six months ended November 30, 2024 and 2023 was (0.1)% and 24.3%, respectively. In fiscal year 2025, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible stock-based compensation).
Liquidity and Capital Resources
We regularly review our liquidity and anticipated capital requirements and we believe that our current cash on hand provides sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months.
Our cash and cash equivalents totaled $54.1 million as of November 30, 2024, compared with $76.1 million as of May 31, 2024. As of November 30, 2024 and May 31, 2024 the Company did not have any outstanding debt. The fair value of contingent consideration liability as of November 30, 2024 and May 31, 2024, was $5.0 million and $4.7 million, respectively.
The table below summarizes our cash flows:

	Six Months Ended
(in thousands)	Nov 30, 2024	Nov 30, 2023
Cash provided by (used in):
Operating activities	$(15,780)	$(20,633)
Investing activities	(4,366)	96,649
Financing activities	(1,632)	(59,942)
Effect of exchange rate changes on cash and cash equivalents	(189)	202
Net change in cash and cash equivalents	$(21,967)	$16,276
During the six months ended November 30, 2024 and 2023, cash flows consisted of the following:
Cash used in operating activities
Six months ended November 30, 2024 and 2023:
•Net loss of $23.5 million and a net income of $16.8 million, respectively, plus the non-cash items, primarily driven by depreciation and amortization and stock based compensation, along with the changes in working capital below, contributed to cash used in operations of $15.8 million and $20.6 million, respectively, for these periods.
•For the period ended November 30, 2024, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $7.5 million, along with increased inventory and prepaid expenses of $5.3 million and $0.1 million, respectively. This was partially offset by decreased accounts receivable of $0.1 million.
•For the period ended November 30, 2023, working capital was unfavorably impacted by accounts payable, accrued liabilities and other liabilities of $1.0 million, along with increased inventory and prepaid expenses of $8.8 million and $5.0 million, respectively. This was partially offset by decreased accounts receivable of $0.7 million.
Cash (used in) provided by investing activities
Six months ended November 30, 2024 and 2023:
•$1.9 million and $1.3 million, respectively, of cash was used for fixed asset additions;
•$2.5 million and $2.0 million, respectively, of cash was used for Auryon placement and evaluation unit additions; and
•$100.0 million of cash was received for the divestiture of the dialysis and BioSentry businesses in the first quarter of fiscal year 2024.

Cash used in financing activities
Six months ended November 30, 2024 and 2023:

Table of Content
•$1.7 million of cash was used for the repurchase of commons shares in the first quarter of fiscal year 2025;
•$50.0 million repayment of the Credit Agreement in connection with the completion of the dialysis and BioSentry divestiture in the first quarter of fiscal year 2024;
•$10.0 million of contingent consideration payments made in the first quarter of fiscal year 2024; and
•$0.1 million of proceeds from stock option and ESPP activity in the first quarter of fiscal year 2024.
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

Table of Content
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
We are exposed to market risk from changes in currency exchange rates and investments that could impact our results of operations and financial position. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended May 31, 2024.
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British Pound and Canadian Dollar. For the six months ended November 30, 2024, approximately 3.4% of our sales were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended November 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended November 30, 2024:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (2)
September 1, 2024 - September 30, 2024	—	$7.49	—	$—
October 1, 2024 - October 31, 2024	—	$6.62	171,706	$13,331,054
November 1, 2024 - November 30, 2024	733	$6.97	—	$—
Total	733	$6.97	171,706	13,331,054
(1)These shares were purchased from employees to satisfy tax withholding requirements on the vesting of restricted shares/units from equity-based awards.
(2)The Repurchase Program that was approved by the Board of Directors and announced on July 16, 2024 permits the Company to repurchase up to $15.0 million of its outstanding common stock. The timing and amount of any share repurchases under the authorization will be determined by management within certain parameters and based on market conditions and other considerations.
Item 3. Defaults on Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Insider Trading Arrangements

Table of Content
During the quarter ended November 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) or the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

ANGIODYNAMICS, INC.
(Registrant)

Date:	January 8, 2025	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	January 8, 2025	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)