Form 10-Q
period 2025-02-28
ANGIODYNAMICS INC
filed 2025-04-02
CIK 1275187

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 1, 2025
Common Stock, par value $.01	40,606,986

Table of Content
AngioDynamics, Inc. and Subsidiaries

Table of Content
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	Feb 28, 2025	Feb 29, 2024	Feb 28, 2025	Feb 29, 2024
Net sales	$72,004	$75,182	$212,340	$232,934
Cost of sales (exclusive of intangible amortization)	33,147	39,321	96,853	116,751
Gross profit	38,857	35,861	115,487	116,183
Operating expenses:
Research and development	6,913	8,189	19,632	24,788
Sales and marketing	25,504	25,405	76,698	78,237
General and administrative	10,490	10,578	31,856	30,723
Amortization of intangibles	2,598	3,287	7,730	10,474
Goodwill impairment	—	159,476	—	159,476
Change in fair value of contingent consideration	40	112	272	203
Acquisition, restructuring and other items, net	3,286	35,367	13,465	44,767
Total operating expenses	48,831	242,414	149,653	348,668
Gain on sale of assets	—	6,657	—	54,499
Operating loss	(9,974)	(199,896)	(34,166)	(177,986)
Other expense:
Interest income, net	135	394	975	1,047
Other income (expense), net	5,430	(238)	5,269	(558)
Total other income, net	5,565	156	6,244	489
Loss before income tax benefit	(4,409)	(199,740)	(27,922)	(177,497)
Income tax expense (benefit)	(2)	(12,004)	21	(6,597)
Net loss	$(4,407)	$(187,736)	$(27,943)	$(170,900)
Loss per share
Basic	$(0.11)	$(4.67)	$(0.68)	$(4.26)
Diluted	$(0.11)	$(4.67)	$(0.68)	$(4.26)
Weighted average shares outstanding
Basic	40,853	40,234	40,809	40,098
Diluted	40,853	40,234	40,809	40,098
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	Feb 28, 2025	Feb 29, 2024	Feb 28, 2025	Feb 29, 2024
Net loss	$(4,407)	$(187,736)	$(27,943)	$(170,900)
Other comprehensive income, before tax:
Foreign currency translation gain	216	1,902	833	1,917
Other comprehensive income, before tax	216	1,902	833	1,917
Income tax expense related to items of other comprehensive loss	—	—	—	—
Other comprehensive income, net of tax	216	1,902	833	1,917
Total comprehensive loss, net of tax	$(4,191)	$(185,834)	$(27,110)	$(168,983)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Feb 28, 2025	May 31, 2024
Assets
Current assets
Cash and cash equivalents	$44,760	$76,056
Accounts receivable, net of allowances of $2,287 and $2,141 respectively	43,468	43,610
Inventories	63,105	60,616
Earn-out receivable	5,500	—
Prepaid expenses and other	15,440	12,971
Total current assets	172,273	193,253
Property, plant and equipment, net	32,530	35,666
Intangible assets, net	70,931	77,383
Other assets	9,681	11,369
Total assets	$285,415	$317,671
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$30,265	$37,751
Accrued liabilities	36,949	41,098
Current portion of contingent consideration	5,000	4,728
Other current liabilities	5,757	7,578
Total current liabilities	77,971	91,155
Deferred income taxes	4,203	4,852
Other long-term liabilities	17,371	16,078
Total liabilities	99,545	112,085
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 41,584,678 and 40,801,597 shares issued and 40,970,831 and 40,431,597 shares outstanding at February 28, 2025 and May 31, 2024, respectively	385	385
Additional paid-in capital	619,545	610,484
Accumulated deficit	(423,147)	(395,204)
Treasury stock, 613,847 and 370,000 shares at February 28, 2025 and May 31, 2024, respectively	(7,381)	(5,714)
Accumulated other comprehensive loss	(3,532)	(4,365)
Total Stockholders’ Equity	185,870	205,586
Total Liabilities and Stockholders' Equity	$285,415	$317,671
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)(in thousands of dollars)

	Nine Months Ended
	Feb 28, 2025	Feb 29, 2024
Cash flows from operating activities:
Net loss	$(27,943)	$(170,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,967	20,895
Non-cash lease expense	1,496	1,441
Stock based compensation	8,131	8,633
Gain on disposal of assets	—	(54,499)
Transaction costs for disposition	—	(5,084)
Change in fair value of contingent consideration	272	203
Impairment loss on indefinite-lived intangible assets	—	159,476
Deferred income taxes	(795)	(7,143)
Change in accounts receivable allowances	530	1,007
Fixed and intangible asset impairments and disposals	97	7,084
Write-off of other assets	—	869
Other	149	161
Changes in operating assets and liabilities:
Accounts receivable	(424)	2,345
Inventories	(2,493)	(6,825)
Prepaid expenses and other	(9,459)	(7,566)
Accounts payable, accrued and other liabilities	(18,467)	16,744
Net cash used in operating activities	(28,939)	(33,159)
Cash flows from investing activities:
Additions to property, plant and equipment	(3,687)	(1,952)
Additions to placement and evaluation units	(3,868)	(3,245)
Acquisition of intangibles	—	(3,250)
Proceeds from sale of assets	—	134,500
Net cash (used in) provided by investing activities	(7,555)	126,053
Cash flows from financing activities:
Repayment of long-term debt	—	(50,000)
Principal payments on financing arrangement	(58)	—
Proceeds from financing arrangement	6,310	—
Payment of acquisition related contingent consideration	—	(10,000)
Repurchase of common stock	(1,670)	—
Proceeds from exercise of stock options and employee stock purchase plan	933	752
Net cash provided by (used in) financing activities	5,515	(59,248)
Effect of exchange rate changes on cash and cash equivalents	(317)	185
Increase (decrease) in cash and cash equivalents	(31,296)	33,831
Cash and cash equivalents at beginning of period	76,056	44,620
Cash and cash equivalents at end of period	$44,760	$78,451

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$7	$148
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2024	40,801,597	$385	$610,484	$(395,204)	$(4,365)	(370,000)	$(5,714)	$205,586
Net loss				(12,798)				(12,798)
Issuance/Cancellation of restricted stock units	432,144		(321)					(321)
Issuance/Cancellation of performance share units	60,731		(347)					(347)
Purchases of common stock under ESPP	151,918	2	709					711
Stock-based compensation			3,205					3,205
Common stock repurchased		(1)				(72,141)	(551)	(552)
Other comprehensive income, net of tax					1,098			1,098
Balance at August 31, 2024	41,446,390	$386	$613,730	$(408,002)	$(3,267)	(442,141)	$(6,265)	$196,582
Net loss				(10,738)				(10,738)
Issuance/Cancellation of restricted stock units	3,166		(5)					(5)
Stock-based compensation			2,528					2,528
Common stock repurchased		(2)				(171,706)	(1,116)	(1,118)
Other comprehensive loss, net of tax					(481)			(481)
Balance at November 30, 2024	41,449,556	$384	$616,253	$(418,740)	$(3,748)	(613,847)	$(7,381)	$186,768
Net loss				(4,407)				(4,407)
Exercise of stock options	25,000		248					248
Issuance/Cancellation of restricted stock units	6,016		—					—
Purchases of common stock under ESPP	104,106	1	646					647
Stock-based compensation			2,398					2,398
Other comprehensive income, net of tax					216			216
Balance at February 28, 2025	41,584,678	$385	$619,545	$(423,147)	$(3,532)	(613,847)	$(7,381)	$185,870

Table of Content

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2023	39,981,422	$382	$599,206	$(210,855)	$(4,723)	(370,000)	$(5,714)	$378,296
Net income				45,884				45,884
Issuance/Cancellation of restricted stock units	386,031		(280)					(280)
Issuance/Cancellation of performance share units	87,377		(210)					(210)
Purchases of common stock under ESPP	131,811	1	899					900
Stock-based compensation			4,144					4,144
Other comprehensive loss, net of tax					(930)			(930)
Balance at August 31, 2023	40,586,641	$383	$603,759	$(164,971)	$(5,653)	(370,000)	$(5,714)	$427,804
Net loss				(29,048)				(29,048)
Issuance/Cancellation of restricted stock units	7,765		(16)					(16)
Issuance/Cancellation of performance share units			(336)					(336)
Stock-based compensation			1,877					1,877
Other comprehensive income, net of tax					945			945
Balance at November 30, 2023	40,594,406	$383	$605,284	$(194,019)	$(4,708)	(370,000)	$(5,714)	$401,226
Net loss				(187,736)				(187,736)
Issuance/Cancellation of restricted stock units	49,701		(9)					(9)
Purchases of common stock under ESPP	150,426	2	701					703
Stock-based compensation			2,612					2,612
Other comprehensive income, net of tax					1,902			1,902
Balance at February 29, 2024	40,794,533	$385	$608,588	$(381,755)	$(2,806)	(370,000)	$(5,714)	$218,698

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Loss for the three and nine months ended February 28, 2025 and February 29, 2024, the Consolidated Balance Sheet as of February 28, 2025, the Consolidated Statements of Cash Flows for the nine months ended February 28, 2025 and February 29, 2024, and the Consolidated Statements of Stockholders’ Equity for the nine months ended February 28, 2025 and February 29, 2024 have been prepared by the Company and are unaudited. The Consolidated Balance Sheet as of May 31, 2024 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended February 28, 2025 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three and nine months ended February 28, 2025 and February 29, 2024 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries (collectively, the "Company", "we", "our" or "us"). All intercompany balances and transactions have been eliminated.
2. DIVESTITURES
PICCs and Midlines
Pursuant to an asset purchase agreement dated February 15, 2024 (the "Spectrum Asset Purchase Agreement"), the Company completed the divestiture of its PICC and Midline businesses (the "Spectrum Divestiture") to Spectrum Vascular ("Spectrum"). Total consideration received by the Company for the Spectrum Divestiture in the third quarter of fiscal year 2024 was $34.5 million in cash and resulted in a pre-tax book gain of $6.7 million. Included in the agreement is a $5.5 million earn-out related to the sales of divested products over a two-year period and a milestone payment of $5.0 million paid upon final transfer of the manufacturing to a third-party that Spectrum will pay to the Company upon achievement. The Company achieved the sales milestone related to the divested products in the third quarter of fiscal year 2025 and recorded a receivable of $5.5 million in "Earn-out receivable" on the Consolidated Balance Sheets which will be paid to the Company in the fourth quarter of fiscal year 2025.
The Company and Spectrum entered into various agreements to facilitate the transition of the divested businesses to Spectrum, including a Transition Services Agreement and Transition Manufacturing Agreement. The Company determined that the divestiture of the businesses did not constitute a strategic shift that had a major effect on the Company's operations or financial results and as a result, this transaction is not classified as discontinued operations.
The following table summarizes the major classes of assets sold on the date of the sale:

(in thousands)	As of February 15, 2024
Current assets:
Inventories	$4,203
Total current assets	$4,203
Non-current assets:
Property, plant and equipment, net	$158
Intangible assets, net	20,781
Other assets	40
Total non-current assets	$20,979
Dialysis and BioSentry
Pursuant to an asset purchase agreement dated June 8, 2023 (the "Merit Asset Purchase Agreement"), the Company completed the divestiture of the dialysis and BioSentry tract sealant system biopsy businesses (the "Merit Divestiture") to Merit Medical Systems, Inc. ("Merit"). Total consideration received by the Company for the Merit Divestiture in the first quarter of fiscal year 2024 was $100.0 million in cash and resulted in a pre-tax book gain of $47.8 million.

Table of Content
The Company and Merit entered into various agreements to facilitate the transition of the divested businesses to Merit, including a Transition Services Agreement and Contract Manufacturing Agreement. The Company determined that the divestiture of the businesses did not constitute a strategic shift that had a major effect on the Company's operations or financial results and as a result, this transaction will not be classified as discontinued operations.
The following table summarizes the major classes of assets sold on the date of the sale:

(in thousands)	As of June 8, 2023
Current assets:
Inventories	$4,068
Prepaid expenses and other	2,000
Total current assets	$6,068
Non-current assets:
Property, plant and equipment, net	$54
Intangible assets, net	17,629
Goodwill	25,980
Total non-current assets	$43,663
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition
Under ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that a Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following table summarizes net sales by Med Tech, Med Device and by geography:

	Three Months Ended February 28, 2025			Three Months Ended February 29, 2024
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$27,000	$4,341	$31,341	$22,033	$3,811	$25,844
Med Device	34,340	6,323	40,663	40,309	9,029	49,338
Total	$61,340	$10,664	$72,004	$62,342	$12,840	$75,182

	Nine Months Ended February 28, 2025			Nine Months Ended February 29, 2024
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$79,023	$11,840	$90,863	$65,222	$11,846	$77,068
Med Device	104,476	17,001	121,477	125,521	30,345	155,866
Total	$183,499	$28,841	$212,340	$190,743	$42,191	$232,934
Net Product Revenue
The Company's products consist of medical technology products focused on restoring healthy blood flow in the body's vascular system, expanding cancer treatment options and improving quality of life for patients. The Company's products are generally used in minimally invasive, image-guided procedures. Most of the Company's products are intended to be used once and then discarded, or they may be implanted for short or long term use. The Company sells its products to its distributors and to end users, such as interventional radiologists, interventional cardiologists, vascular surgeons, urologists, interventional and surgical oncologists and critical care nurses.

Table of Content
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
Rebates and Allowances: The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The Company establishes reserves for such amounts, which is included in "Accrued liabilities" in the accompanying Consolidated Balance Sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes. The Company is also required to pay administrative fees to group purchasing organizations.
Product Returns: The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected

Table of Content
returns, including product recalls. During the nine months ended February 28, 2025 and February 29, 2024, such product returns were not material.
Contract Balances with Customers
A receivable is generally recognized in the period the Company ships the product. Payment terms on invoiced amounts are based on contractual terms with each customer and generally coincide with revenue recognition. Accordingly, the Company does not have any contract assets associated with the future right to invoice its customers. In some cases, if control of the product has not yet transferred to the customer or the timing of the payments made by the customer precedes the Company’s fulfillment of the performance obligation, the Company recognizes a contract liability that is included as deferred revenue in "Accrued liabilities" in the accompanying Consolidated Balance Sheets.
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Feb 28, 2025	May 31, 2024
Receivables	$43,468	$43,610
Contract assets	$—	$—
Contract liabilities	$262	$391
During the nine months ended February 28, 2025, the Company had additions to contract liabilities of $0.2 million. This was offset by $0.3 million in revenue that was recognized during the nine months ended February 28, 2025.
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

4. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Feb 28, 2025	May 31, 2024
Raw materials	$29,094	$30,736
Work in process	8,871	6,772
Finished goods	25,140	23,108
Inventories	$63,105	$60,616
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow-moving inventory. The total inventory reserve at February 28, 2025 and May 31, 2024 was $3.8 million and $3.3 million, respectively.

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

Table of Content
value of the assets or asset groups may not be recoverable. If an intangible asset or asset group is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
Intangible assets consisted of the following:

	Feb 28, 2025
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$178,181	$(110,480)	$67,701
Customer relationships	8,973	(5,913)	3,060
Trademarks	2,100	(2,067)	33
Licenses	3,837	(3,700)	137
	$193,091	$(122,160)	$70,931

	May 31, 2024
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$176,227	$(102,468)	$73,759
Customer relationships	9,028	(5,628)	3,400
Trademarks	2,100	(2,024)	76
Licenses	3,837	(3,689)	148
	$191,192	$(113,809)	$77,383
Amortization expense for the three months ended February 28, 2025 and February 29, 2024 was $2.6 million and $3.3 million, respectively. Amortization expense for the nine months ended February 28, 2025 and February 29, 2024 was $7.7 million and $10.5 million, respectively.
Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
Remainder of 2025	$2,600
2026	10,218
2027	10,128
2028	10,079
2029	9,981
2030 and thereafter	27,925
$70,931

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Feb 28, 2025	May 31, 2024
Payroll and related expenses	$18,514	$15,920
Outside services	2,903	8,962
Research and development	1,452	1,255
Royalties	2,138	2,575
Sales and franchise taxes	959	520
Deferred warranties	347	460
Transition service agreement payable	5,960	6,259
Rebates	514	412
Accrued Freight	450	575
Accrued severance	917	1,486
Other	2,795	2,674
	$36,949	$41,098

Table of Content
7. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 1.9% as of the third quarter of fiscal year 2025, as compared to 5.6% for the same period in fiscal year 2024. In fiscal year 2025, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state R&D credit carryforwards and other net deferred tax assets as of February 28, 2025. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.

8. SHARE-BASED COMPENSATION
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”), and authorized an initial reserve of 2.4 million shares of common stock available for grants. The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. On November 3, 2022 and November 14, 2023, the Company’s shareholders approved amendments to the 2020 Plan to increase the reserve of shares of common stock available for grants by 1.95 million shares and 1.5 million shares, respectively. On November 12, 2024, the Company's shareholders approved an additional amendment to the 2020 Plan to increase the reserve of shares of common stock available for future grants by 3.2 million shares. As of February 28, 2025, there was a maximum of 4.0 million shares of common stock available for future grant under the 2020 Plan.
Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.
The Company also has an employee stock purchase plan. As of February 28, 2025, there was a maximum of 2.6 million shares of common stock available for future grant under the employee stock purchase plan.
For the three months ended February 28, 2025 and February 29, 2024, share-based compensation expense was $2.4 million and $2.6 million, respectively. For the nine months ended February 28, 2025 and February 29, 2024, share-based compensation expense was $8.1 million and $8.6 million, respectively.
During the nine months ended February 28, 2025 and February 29, 2024, the Company granted stock options and restricted stock units under the 2020 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Generally, restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award. In July 2023, the Board of Directors approved a change in terms of restricted stock units granted to non-employee directors to provide for immediate vesting upon grant of the award.
During the nine months ended February 28, 2025 and February 29, 2024, the Company granted performance share units under the 2020 Plan to certain employees. The awards may be earned by achieving performance levels over the requisite service period. The performance criteria are based on achieving certain performance targets and the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards is based on a Monte Carlo simulation model.
As of February 28, 2025, there was $18.2 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The Company has sufficient shares to satisfy expected share-based payment arrangements.

Table of Content
9. EQUITY
On July 16, 2024, the Board of Directors approved a share repurchase program (the "Repurchase Program") under which they authorized the Company the option to repurchase up to $15.0 million of its outstanding common stock. The timing and amount of any share repurchases under the authorization will be determined by management within certain parameters and based on market conditions and other considerations. There were no share repurchases during the third quarter of fiscal year 2025. During the second quarter of fiscal year 2025, the Company repurchased 171,706 shares of common stock in the open market at an aggregate cost of $1.1 million under the Repurchase Program. During the first quarter of fiscal year 2025, the Company repurchased 72,141 shares of common stock in the open market at an aggregate cost of $0.5 million under the Repurchase Program. As of February 28, 2025, $13.3 million remained available for repurchase under the Repurchase Program.
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
The following table reconciles basic to diluted weighted-average shares outstanding:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2025	Feb 29, 2024	Feb 28, 2025	Feb 29, 2024
Basic	40,853	40,234	40,809	40,098
Effect of dilutive securities	—	—	—	—
Diluted	40,853	40,234	40,809	40,098

Securities excluded as their inclusion would be anti-dilutive	5,173	4,134	5,173	4,134

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
The Company manages its assets on a total company basis, not by operating segment; therefore, the CEO does not review any asset information by operating segment and, accordingly, asset information is not reported or evaluated by operating segment. Total assets were $285.4 million as of February 28, 2025.
The table below summarizes net sales and gross margin by Med Tech and Med Device:

Table of Content

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2025	Feb 29, 2024	Feb 28, 2025	Feb 29, 2024

Med Tech net sales	$31,341	$25,844	$90,863	$77,068
Gross profit	19,588	15,857	57,398	48,400
Gross margin	62.5%	61.4%	63.2%	62.8%

Med Device net sales	$40,663	$49,338	121,477	$155,866
Gross profit	19,269	20,004	58,089	$67,783
Gross margin	47.4%	40.5%	47.8%	43.5%

Total net sales	$72,004	$75,182	$212,340	$232,934
Gross profit	38,857	35,861	115,487	116,183
Gross margin	54.0%	47.7%	54.4%	49.9%
Geographic information
The table below summarizes net sales by geographic area based on external customer location:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2025	Feb 29, 2024	Feb 28, 2025	Feb 29, 2024
Net Sales
United States	$61,340	$62,342	$183,499	$190,743
International	10,664	12,840	28,841	42,191
Total	$72,004	$75,182	$212,340	$232,934
For the three months ended February 28, 2025 and February 29, 2024, international sales as a percentage of total net sales were 14.8% and 17.1%, respectively. For the nine months ended February 28, 2025 and February 29, 2024, international sales as a percentage of total net sales were 13.6% and 18.1%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales and 65% of long-lived assets are located within the United States.

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

Table of Content
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements using inputs considered as:			Fair Value at Feb 28, 2025
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$5,000	$5,000
Total Financial Liabilities	$—	$—	$5,000	$5,000

	Fair Value Measurements using inputs considered as:			Fair Value at May 31, 2024
(in thousands)	Level 1	Level 2	Level 3
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$4,728	$4,728
Total Financial Liabilities	$—	$—	$4,728	$4,728
There were no transfers between Level 1, 2 and 3 for the three and nine months ended February 28, 2025 and February 29, 2024.
The table below presents the changes in fair value components of Level 3 instruments:

Three Months Ended Feb 28, 2025
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, November 30, 2024	$4,960
Change in present value of contingent consideration (1)	40
Balance, February 28, 2025	$5,000

Nine Months Ended February 28, 2025
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, May 31, 2024	$4,728
Change in present value of contingent consideration (1)	272
Balance, February 28, 2025	$5,000
(1) Change in the fair value of contingent consideration is included in earnings and comprised of changes in estimated earn out payments based on projections of Company performance and amortization of the present value discount.
Contingent Liability for Acquisition Earn Outs
Some of the Company's business combinations involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones or various other performance conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or product development targets. Contingent consideration is recorded at the estimated fair value of the contingent payments on the acquisition date. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within "Change in fair value of contingent consideration" in the Consolidated Statements of Operations.
The Company measures the initial liability and remeasures the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements, which is determined using a discounted cash flow model applied to projected net sales, using probabilities of achieving projected net sales and projected payment dates. Projected net

Table of Content
sales are based on internal projections and extensive analysis of the target market and the sales potential. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future.
The recurring Level 3 fair value measurements of the contingent consideration liabilities include the following significant unobservable inputs as of February 28, 2025:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
Revenue based payments	$5,000	Discounted cash flow	Discount rate	10%
			Probability of payment	100%
			Projected fiscal year of payment	2026
At February 28, 2025, the amount of undiscounted future contingent consideration that the Company expects to pay as a result of all completed acquisitions is approximately $5.0 million. The final milestone associated with the contingent consideration was reached during the third quarter of fiscal year 2025 and will be paid during the first quarter of fiscal year 2026.

13. LEASES
The Company determines if an arrangement is a lease at inception of the contract. The Company has operating leases for buildings, primarily for office space, R&D and warehousing. The Company has financing arrangement for manufacturing and distribution.
Financing Arrangement
On December 24, 2024, the Company entered into an agreement to sell the manufacturing facilities in Queensbury, NY and Glens Falls, NY for a purchase price of $5.5 million and $1.2 million, respectively, and net proceeds of $5.2 million and $1.1 million, respectively. The Company simultaneously entered into lease agreements with future lease payments of $4.6 million over seven years years for the Queensbury, NY facility and $0.4 million over three years years for the Glens Falls, NY facility.
Based on certain criteria, the transaction was accounted for as a financing arrangement, as it did not meet the criteria for a sale-leaseback. As a result, the assets remain in "Property, plant and equipment, net" on the Consolidated Balance Sheets at their historical book value and are depreciated over the term of the lease agreements. A financing arrangement was recorded in the amount of the net proceeds received. The Company will recognize monthly rent as a reduction of the finance arrangement and interest expense, using the effective interest rate method. No gain or loss was recognized related to the financing arrangement for the three and nine months ended February 28, 2025.
As of February 28, 2025, the carrying value of the financing arrangement was $6.3 million, of which $0.4 million was classified as "Other current liabilities" and $5.9 million was classified as "Other long-term liabilities" on the Consolidated Balance Sheets. Interest expense associated with the financing arrangement was $0.1 million for the three and nine months ending February 28, 2025.
Remaining future cash payments related to the financing arrangement as of February 28, 2025 for each of the following fiscal years is:

(in thousands)	Feb 28, 2025
Remainder of 2025	$200
2026	800
2027	804
2028	745
2029 and thereafter	2,365
Total minimum liability payments	$4,914
Less: imputed interest	(2,139)
Total	$2,775

Table of Content

Operating Leases
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
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	Feb 28, 2025	May 31, 2024
Assets
Operating lease ROU assets	Other assets	$4,297	$5,804
Liabilities
Current
Operating lease liabilities	Other current liabilities	$1,826	$1,975
Non-current
Operating lease liabilities	Other long-term liabilities	$2,571	$3,939
Total lease liabilities		$4,397	$5,914
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

Feb 28, 2025
Weighted average remaining term (in years)	2.93
Weighted average discount rate	4.7%
The maturities of the lease liabilities as of February 28, 2025 for each of the following fiscal years is:

(in thousands)	Feb 28, 2025
Remainder of 2025	$514
2026	1,969
2027	983
2028	729
2029 and thereafter	515
Total lease payments	$4,710
Less: imputed interest	(313)
Total lease obligations	$4,397
Less: current portion of lease obligations	(1,826)
Long-term lease obligations	$2,571

Table of Content
During the three months ended February 28, 2025 and February 29, 2024, the Company recognized $0.7 million and $0.7 million of operating lease expense, respectively, which includes immaterial short-term leases. During the nine months ended February 28, 2025 and February 29, 2024, the Company recognized $2.0 million and $1.9 million of operating lease expense respective, which includes immaterial short-term leases. The expenses on the Consolidated Statement of Operations were classified as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2025	Feb 29, 2024	Feb 28, 2025	Feb 29, 2024
Cost of sales	$230	$218	$691	$634
Research and development	88	54	285	151
Sales and marketing	41	40	121	121
General and administrative	280	338	878	998
Acquisition, restructuring and other items, net	18	—	18	—
	$657	$650	$1,993	$1,904
The following table presents supplemental cash flow and other information related to leases:

	Nine Months Ended
(in thousands)	Feb 28, 2025	Feb 29, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,680	$1,555
ROU assets obtained in exchange for lease liabilities
Operating leases	$—	$618

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

On March 31, 2024, the Company and Bard’s parent company Becton, Dickinson and Company (collectively, “BD”) entered into a settlement agreement (the “Settlement Agreement”) to resolve the ongoing litigations. Under the terms of the Settlement Agreement, BD granted a license to the Company under certain of BD’s port patents and AngioDynamics granted BD a license under certain of the Company’s catheter patents. The Company made a one-time lump sum payment to BD in the amount of $7.0 million, $3.0 million which was paid within 5 business days of execution of the Settlement Agreement, and the remainder is payable in installments during 12 month period ending March 31, 2025. The Company will also make six minimum annual payments to BD of $2.5 million starting in fiscal year 2025, and potential additional payments if six percent (6%) of annual net sales of the Company’s port products exceed the minimum payment. The parties will participate in the pending appeal before the Federal Circuit of the case that was filed March 10, 2015 and a contingent payment of $3.0 million will be due from the Company to BD if the Federal Circuit reverses or vacates the District Court’s findings of invalidity with respect to the patent claims at issue in the case. Appellate briefing is closed, but an argument date has not yet been set. Neither

Table of Content
party admitted any liability and the agreement contains mutual covenants not to sue and releases. As of February 28, 2025, there was $3.5 million payable to BD recorded in other current liabilities and $8.9 million recorded in other long-term liabilities.

Port Product Claims

As of February 28, 2025, the Company is defending approximately 120 product liability claims involving the Company's port products (collectively, the “Port Product Claims”). The Port Product Claims are consolidated for pretrial proceedings in the United States District Court for the Southern District of California. The Port Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Port Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company.

15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET
Acquisition, Restructuring and Other Items
Acquisition, restructuring and other items, net, consisted of:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2025	Feb 29, 2024	Feb 28, 2025	Feb 29, 2024
Legal (1)	$—	$23,314	$406	$30,453
Mergers and acquisitions	—	147	737	399
Plant closure (2)	3,130	5,426	11,820	6,115
Intangible and other asset impairment	—	6,260	—	6,260
Transition service agreement (3)	(463)	(333)	(1,424)	(655)
Manufacturing relocation (4)	—	—	—	587
Other (5)	619	553	1,926	1,608
Total	$3,286	$35,367	$13,465	$44,767
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
(5) Included in the $1.6 million in other for the nine months ended February 29, 2024 is $0.9 million of deferred financing fees that were written-off in conjunction with the divestiture of the Dialysis and BioSentry businesses and concurrent extinguishment of the debt.

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

The Company recorded restructuring charges related to the Plan during the three and nine months ended February 28, 2025 of $3.1 million and $11.8 million, respectively. Total restructuring charges recorded to date are $21.3 million. Termination benefits are only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits are being recorded ratably over the service period.

The table below presents the restructuring reserve for the three and nine months ended February 28, 2025:

	Three Months Ended Feb 28, 2025
	Termination Benefits	Outside Consultants	Validation Expenses	Facilities Closeout Fees	Regulatory Filings	Other	Total
(in thousands)
Balance at November 30, 2024	$1,131	$2,004	$448	$—	$—	$140	$3,723
Charges	711	1,045	320	663	18	373	3,130
Non-cash adjustments	—	—	—	(663)	—	—	(663)
Cash payments	(1,296)	(1,366)	(600)	—	(18)	(270)	(3,550)
Balance at February 28, 2025	$546	$1,683	$168	$—	$—	$243	$2,640

	Nine Months Ended Feb 28, 2025
	Termination Benefits	Outside Consultants	Validation Expenses	Facilities Closeout Fees	Regulatory Filings	Other	Total
(in thousands)
Balance at May 31, 2024	$568	$1,153	$373	$—	$6	$20	$2,120
Charges	1,274	4,719	1,497	3,226	40	1,064	11,820
Non-cash adjustments	—	—	—	(3,226)	—	—	(3,226)
Cash payments	(1,296)	(4,189)	(1,702)	—	(46)	(841)	(8,074)
Balance at February 28, 2025	$546	$1,683	$168	$—	$—	$243	$2,640

16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
This ASU improves the income tax disclosure requirements on an annual basis by requiring the Company to: (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold.
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
On January 5, 2024, the Company announced a restructuring of its manufacturing footprint and a shift to an outsourced model (the "Plan"). This Plan will transfer all product manufacturing processes to third-party manufacturers. In the second quarter of fiscal year 2025, the Company announced a modification to the Plan to maintain a presence in Queensbury, NY for the manufacturing of select products, customer service, logistics, shipping, quality and regulatory operations. The restructuring activities associated with the modified Plan are still expected to be completed in the third quarter of fiscal year 2026. The modified Plan is still expected to generate $15.0 million in annual cost savings starting in fiscal year 2027.
On July 16, 2024, the Board of Directors approved a share repurchase program (the "Repurchase Program") under which they authorized the Company the option to repurchase up to $15.0 million of its outstanding common stock. The timing and amount of any share repurchases under the authorization will be determined by management within certain parameters and based on market conditions and other considerations. There were no share repurchases during the third quarter of fiscal year 2025. During the first quarter of fiscal year 2025, the Company repurchased 72,141 shares of common stock in the open market at an aggregate cost of $0.5 million under the Repurchase Program. During the second quarter of fiscal year 2025, the Company repurchased 171,706 shares of common stock in the open market at an aggregate cost of $1.1 million under the Repurchase Program. As of February 28, 2025, $13.3 million remained available for repurchase under the Repurchase Program.
On December 24, 2024, the Company entered into an agreement to sell the manufacturing facilities in Queensbury, NY and Glens Falls, NY for a purchase price of $5.5 million and $1.2 million, respectively, and net proceeds of $5.2 million and $1.1 million, respectively. The Company simultaneously entered into lease agreements with future lease payments of $4.6 million over seven years for the Queensbury, NY facility and $0.4 million over three years for the Glens Falls, NY facility.
In evaluating the operating performance of our business, management focuses on company-wide and segment revenue and gross margin and company-wide operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three and nine months ended February 28, 2025 compared to the three and nine months ended February 29, 2024 are as follows:
Three months ended February 28, 2025:
•Revenue decreased by 4.2% to $72.0 million
•Med Tech growth of 21.3% and Med Device declined by 17.6%
•Gross profit increased 630 bps to 54.0%
•Med Tech gross profit increased 110 bps to 62.5% and Med Device gross profit increased 690 bps to 47.4%
•Net loss decreased by $183.3 million to $4.4 million
•Loss per share decreased by $4.56 to $0.11

Nine months ended February 28, 2025:
•Revenue decreased by 8.8% to $212.3 million
•Med Tech growth of 17.9% and Med Device declined by 22.1%

Table of Content
•Gross profit increased 450 bps to 54.4%
•Med Tech gross profit increased 40 bps to 63.2% and Med Device gross profit increased 430 bps to 47.8%
•Net loss decreased by $143.0 million to $27.9 million
•Loss per share decreased by $3.58 to $0.68
•Cash used in operations decreased by $4.2 million to $28.9 million

For the three and nine months ended February 28, 2025, the decrease in revenue is due to the divestiture of the PICCs, Midline, dialysis and BioSentry businesses, along with the discontinuation of the RadioFrequency Ablation and Syntrax product lines, the total of which impacted sales by $9.2 million and $33.5 million compared to the three and nine months ended February 29, 2024, respectively. Our Med Tech revenue, comprised of Auryon, the thrombus management platform and NanoKnife, grew 21.3% in the third quarter of fiscal year 2025. Our Med Device revenue declined by 17.6% in the third quarter of fiscal year 2025 driven mainly by the divestiture of the PICCs, Midlines, dialysis and BioSentry businesses along with the discontinuation of the RadioFrequency Ablation product lines.
Results of Operations
For the three months ended February 28, 2025, the Company reported net loss of $4.4 million, or diluted loss per share of $0.11, on net sales of $72.0 million, compared with a net loss of $187.7 million, or diluted loss per share of $4.67, on net sales of $75.2 million during the same quarter of the prior year. For the nine months ended February 28, 2025, the Company reported net loss of $27.9 million, or diluted loss per share of $0.68, on net sales of $212.3 million, compared with a net loss of $170.9 million, or diluted loss per share of $4.26, on net sales of $232.9 million during the same quarter of the prior year.
Net sales - Net sales are derived from the sale of products and related freight charges, less discounts, rebates and returns.

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 28, 2025	Feb 29, 2024	$ Change	Feb 28, 2025	Feb 29, 2024	$ Change
Net Sales
Med Tech	$31,341	$25,844	$5,497	$90,863	$77,068	$13,795
Med Device	40,663	49,338	(8,675)	121,477	155,866	(34,389)
Total	$72,004	$75,182	$(3,178)	$212,340	$232,934	$(20,594)

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 28, 2025	Feb 29, 2024	$ Change	Feb 28, 2025	Feb 29, 2024	$ Change
Net Sales
United States	$61,340	$62,342	$(1,002)	$183,499	$190,743	$(7,244)
International	10,664	12,840	(2,176)	28,841	42,191	(13,350)
Total	$72,004	$75,182	$(3,178)	$212,340	$232,934	$(20,594)
For the three months ended February 28, 2025, net sales decreased $3.2 million to $72.0 million compared to the three months ended February 29, 2024. For the nine months ended February 28, 2025, net sales decreased $20.6 million to $212.3 million compared to the nine months ended February 29, 2024. At February 28, 2025, the Company had a sales order backlog of $0.5 million.
The Med Tech segment net sales increased $5.5 million and $13.8 million for the three and nine months ended February 28, 2025 compared to the three and nine months ended February 29, 2024, respectively. The change in sales for both periods was primarily driven by:
•Increased Auryon sales of $2.0 million and $7.2 million compared to the same period in the prior year, respectively;
•Decreased sales of Syntrax of $0.2 million and $0.4 million, respectively, due to the discontinuation of this product line as of February 29, 2024;
•Increased sales of the thrombus management platform of $3.3 million and $6.8 million compared to the same period in the prior year, respectively. This was driven by an increase in AngioVac and AlphaVac sales of $3.1 million and $6.3 million compared to the same periods in the prior year, respectively, and an increase in thrombolytic sales of $0.2 million and $0.5 million compared to the same periods in the prior year, respectively; and
•Increased NanoKnife sales of $0.3 million and $0.2 million compared to the same period in the prior year, respectively, which was driven by increased disposable sales offset by decreased capital sales.

Table of Content
The Med Device segment net sales decreased $8.7 million and $34.4 million for the three and nine months ended February 28, 2025 compared to the three and nine months ended February 29, 2024, respectively. The backlog, which primarily impacted sales of Core and Oncology products, was $0.5 million.
The change in sales for the three months ended February 28, 2025 compared to the three months ended February 29, 2024, was primarily driven by:
•Decreased sales of PICCs and Midline products of $8.6 million, which was due to the divestiture of these businesses on February 15, 2024;
•Decreased sales of RadioFrequency Ablation of $0.4 million due to the discontinuation of this product line as of February 29, 2024; and
•Increased sales of Core and Microwave products of $0.7 million and $0.4 million, respectively, which was partially offset by decreased sales of Venous, Ports and Oncology products of $0.2 million, $0.2 million and $0.3 million, respectively.

The change in sales for the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024, was primarily driven by:
•Decreased sales of PICCs and Midline products of $30.2 million, which was due to the divestiture of these businesses on February 15, 2024;
•Decreased sales of dialysis and BioSentry products of $0.7 million, which was due to the divestiture of these businesses on June 8, 2023;
•Decreased sales of RadioFrequency Ablation of $2.2 million due to the discontinuation of this product line as of February 29, 2024; and
•Decreased sales of Microwave and Oncology products of $1.0 million and $0.6 million, respectively, which was partially offset by increased sales of Core and Ports of $0.3 million and $0.1 million, respectively.

Gross Profit

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 28, 2025	Feb 29, 2024	$ Change	Feb 28, 2025	Feb 29, 2024	$ Change
Med Tech	$19,588	$15,857	$3,731	$57,398	$48,400	$8,998
Gross profit % of sales	62.5%	61.4%		63.2%	62.8%

Med Device	$19,269	$20,004	$(735)	$58,089	$67,783	$(9,694)
Gross profit % of sales	47.4%	40.5%		47.8%	43.5%

Total	$38,857	$35,861	$2,996	$115,487	$116,183	$(696)
Gross profit % of sales	54.0%	47.7%		54.4%	49.9%

Gross profit - Gross profit consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Total Company gross profit increased by $3.0 million and decreased by $0.7 million for the three and nine months ended February 28, 2025 compared to the three and nine months ended February 29, 2024, respectively. The change for both periods was primarily driven by:
•The divestiture of the PICCs, Midline, dialysis and BioSentry businesses and abandonment of the Syntrax and RF product lines contributed $2.2 million and $9.2 million of gross profit, respectively;
•Sales volume, price and product mix, which positively impacted gross profit by $5.4 million and $12.9 million, respectively;
•Other incentives and a prior year supplier recall, which positively impacted gross profit by $1.2 million and $1.4 million, respectively;
•Production volume and other costs, which negatively impacted gross profit by $1.2 million and $2.7 million, respectively;

Table of Content
•Inflationary costs on raw materials, labor shortages and freight costs, which positively impacted gross profit by $0.5 million for the three months ended February 28, 2025 and which negatively impacted gross profit by $1.0 million for the nine months ended February 28, 2025; and
•Incremental depreciation and other expense on placement units of $0.7 million and $2.0 million, respectively.

The Med Tech segment gross profit increased by $3.7 million and $9.0 million for the three and nine months ended February 28, 2025 compared to the three and nine months ended February 29, 2024, respectively. The change for both periods was primarily driven by:
•The abandonment of the Syntrax product line impacted gross profit by $0.1 million and $0.2 million, respectively;
•Sales volume, price and product mix, which positively impacted gross profit by $4.9 million and $12.6 million, respectively;
•Production volume, which positively impacted gross profit by $0.1 million and $0.1 million, respectively;
•Other incentives and costs, which negatively impacted gross profit by $0.7 million and $1.3 million, respectively;
•Inflationary costs on raw materials, labor shortages and freight costs negatively impacted gross profit by $0.3 million for the nine months ended February 28, 2025; and
•Incremental depreciation and other expense on placement units of $0.6 million and $1.9 million, respectively.

The Med Device segment gross profit decreased by $0.7 million and $9.7 million for the three and nine months ended February 28, 2025 compared to the three and nine months ended February 29, 2024, respectively. The change for both periods was primarily driven by:

•The divestiture of the PICCs, Midline, dialysis and BioSentry businesses and abandonment of the RF product line contributed $2.1 million and $9.1 million of gross profit, respectively;
•Price and product mix, which positively impacted gross profit by $0.9 million and $2.4 million, respectively;
•A prior year supplier recall, which positively impacted gross profit by $1.2 million and $1.4 million, respectively;
•Sales volume, production volume and other incentives and costs, which negatively impacted gross profit by $1.1 million and $3.5 million, respectively;
•Inflationary costs on raw materials, labor shortages and freight costs positively impacted gross profit by $0.5 million for the three months ended February 28, 2025 and negatively impacted gross profit by $0.7 million for the nine months ended February 28, 2025; and
•Incremental depreciation and other expense on placement units of $0.1 million for the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024.

Operating Expenses and Other Income (Expense)

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 28, 2025	Feb 29, 2024	$ Change	Feb 28, 2025	Feb 29, 2024	$ Change
Research and development	$6,913	$8,189	$(1,276)	$19,632	$24,788	$(5,156)
% of sales	9.6%	10.9%		9.2%	10.6%
Selling and marketing	$25,504	$25,405	$99	$76,698	$78,237	$(1,539)
% of sales	35.4%	33.8%		36.1%	33.6%
General and administrative	$10,490	$10,578	$(88)	$31,856	$30,723	$1,133
% of sales	14.6%	14.1%		15.0%	13.2%
Research and development expense - Research and development (“R&D”) expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.
R&D expense decreased $1.3 million and $5.2 million for the three and nine months ended February 28, 2025 compared to the three and nine months ended February 29, 2024, respectively. The change for both periods was primarily driven by:
•The timing of certain projects and clinical spend associated with the ongoing clinical trials, which decreased R&D expense by $1.6 million and $5.8 million, respectively; and
•Compensation and benefits expenses, which increased $0.3 million and $0.5 million, respectively.

Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.

Table of Content
S&M expense increased $0.1 million and decreased $1.5 million for the three and nine months ended February 28, 2025 compared to the three and nine months ended February 29, 2024, respectively. The change for both periods was primarily driven by:
•Compensation and benefits expense, which decreased by $0.1 million and $2.5 million, respectively;
•Trade shows, subscriptions and other marketing expenses, which increased $0.1 million and $0.9 million, respectively; and
•Consulting and other selling expenses, which increased $0.1 million for both periods.

General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense decreased $0.1 million and increased $1.1 million for the three and nine months ended February 28, 2025 compared to the three and nine months ended February 29, 2024, respectively. The change for both periods was primarily driven by:
•Compensation and benefits expenses, which increased $0.7 million and $1.7 million, respectively;
•Outside consultant spend, which decreased $0.2 million for the three months ended February 28, 2025 and increased $1.1 million for the nine months ended February 28, 2025, compared to the three and nine months ended February 29, 2024, respectively; and
•Depreciation and other corporate expenses, which decreased $0.5 million and $1.6 million, respectively.

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 28, 2025	Feb 29, 2024	$ Change	Feb 28, 2025	Feb 29, 2024	$ Change
Amortization of intangibles	$2,598	$3,287	$(689)	$7,730	$10,474	$(2,744)
Goodwill impairment	$—	$159,476	$(159,476)	$—	$159,476	$(159,476)
Change in fair value of contingent consideration	$40	$112	$(72)	$272	$203	$69
Acquisition, restructuring and other items, net	$3,286	$35,367	$(32,081)	$13,465	$44,767	$(31,302)
Other income, net	$5,565	$156	$5,409	$6,244	$489	$5,755
Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.
•Amortization expense decreased $0.7 million and $2.7 million for the three and nine months ended February 28, 2025 compared to the three and nine months ended February 29, 2024, respectively, due to the intangible assets that were included in the divestiture of the dialysis, BioSentry, PICCs and Midlines businesses and the abandonment of the Syntrax product line.
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
•The change in the fair value for the three and nine months ended February 28, 2025 is related to the Eximo contingent consideration.
Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.

Table of Content
Acquisition, restructuring and other items, net, decreased by $32.1 million and $31.3 million for the three and nine months ended February 28, 2025, compared to the three and nine months ended February 29, 2024, respectively. The change for both periods was primarily driven by:
•Legal expense, related to litigation that is outside of the normal course of business, which decreased $23.3 million and $30.0 million, respectively, was driven by the $19.3 million settlement between the Company and BD in the prior year;
•Mergers and acquisition expense, which decreased $0.1 million for the three months ended February 28, 2025 compared to the three months ended February 29, 2024 and increased $0.3 million for the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024;
•Plant closure expense, related to the restructuring of our manufacturing footprint which was announced on January 5, 2024, which decreased $2.3 million for the three months ended February 28, 2025 compared to the three months ended February 29, 2024 and increased $5.7 million for the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024;
•An impairment of $3.4 million on the Syntrax product technology intangible asset and an inventory write-off of $2.9 million was taken in the third quarter of fiscal year 2024 related to the abandonment of the Syntrax and RF product lines;
•Transaction services agreements that were entered into as a result of the divestiture of the PICCs, Midline, dialysis and BioSentry businesses. The increase in the fees invoiced was $0.1 million and $0.8 million, respectively;
•Manufacturing relocation expense related to the move of certain manufacturing lines from Queensbury, New York to a third party, which decreased $0.6 million for the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024; and
•Other expense, mainly severance associated with organizational changes, which increased $0.3 million for the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024.

Other income, net - Other expenses include interest expense, foreign currency impacts and bank fees.
Other income, net increased by $5.4 million and $5.8 million, for the three and nine months ended February 28, 2025, compared to the three and nine months ended February 29, 2024, respectively. The change for both periods was primarily driven by:
•The Company achieved the sales milestone related to divested products in the third quarter of fiscal year 2025 and recorded a receivable of $5.5 million which will be paid to the Company in the fourth quarter of fiscal year 2025;
•Unrealized foreign currency fluctuations, which increased $0.1 million and $0.3 million, respectively; and
•Interest income, which decreased $0.2 million for the three months ended February 28, 2025 compared to the three months ended February 29, 2024.
Income Tax Benefit

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2025	Feb 29, 2024	Feb 28, 2025	Feb 29, 2024
Income tax benefit (expense)	$(2)	$(12,004)	$21	$(6,597)
Effective tax rate including discrete items	—%	6.0%	(0.1)%	3.7%
Our effective tax rate including discrete items for the three months ended February 28, 2025 and February 29, 2024 was 0.0% and 6.0%, respectively. Our effective tax rate including discrete items for the nine months ended February 28, 2025 and February 29, 2024 was (0.1)% and 3.7%, respectively. In fiscal year 2025, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible stock-based compensation).
Liquidity and Capital Resources
We regularly review our liquidity and anticipated capital requirements and we believe that our current cash on hand provides sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months.
Our cash and cash equivalents totaled $44.8 million as of February 28, 2025, compared with $76.1 million as of May 31, 2024. As of February 28, 2025 and May 31, 2024 the Company did not have any outstanding debt. The fair value of contingent consideration liability as of February 28, 2025 and May 31, 2024, was $5.0 million and $4.7 million, respectively.

Table of Content
The table below summarizes our cash flows:

	Nine Months Ended
(in thousands)	Feb 28, 2025	Feb 29, 2024
Cash provided by (used in):
Operating activities	$(28,939)	$(33,159)
Investing activities	(7,555)	126,053
Financing activities	5,515	(59,248)
Effect of exchange rate changes on cash and cash equivalents	(317)	185
Net change in cash and cash equivalents	$(31,296)	$33,831
During the nine months ended February 28, 2025 and February 29, 2024, cash flows consisted of the following:
Cash used in operating activities
Nine months ended February 28, 2025 and February 29, 2024:
•Net loss of $27.9 million and $170.9 million, respectively, plus the non-cash items, primarily driven by depreciation and amortization and stock based compensation, along with the changes in working capital below, contributed to cash used in operations of $28.9 million and $33.2 million, respectively, for these periods.
•For the period ended February 28, 2025, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $18.5 million, along with increased accounts receivable, inventory and prepaid expenses of $0.4 million, $2.5 million and $9.5 million, respectively.
•For the period ended February 29, 2024, working capital was unfavorably impacted by increased inventory and prepaid expenses of $6.8 million and $7.6 million, respectively. This was offset by decreased accounts receivable of $2.3 million and increased accounts payable, accrued liabilities and other liabilities of $16.7 million.
Cash (used in) provided by investing activities
Nine months ended February 28, 2025 and February 29, 2024:
•$3.7 million and $2.0 million, respectively, of cash was used for fixed asset additions;
•$3.9 million and $3.2 million, respectively, of cash was used for Auryon placement and evaluation unit additions;
•$100.0 million of cash was received for the divestiture of the dialysis and BioSentry businesses in the first quarter of fiscal year 2024;
•$34.5 million of cash was received for the divestiture of the PICCs and Midline businesses in the third quarter of fiscal year 2024; and
•$3.3 million of cash was used for the acquisition of exclusive licenses in the third quarter of fiscal year 2024.

Cash provided by (used in) financing activities
Nine months ended February 28, 2025 and February 29, 2024:
•$6.3 million of proceeds from financing arrangements offset with $0.1 million of principal payments on the financing arrangements in the third quarter of fiscal year 2025;
•$1.7 million of cash was used for the repurchase of commons shares in the first and second quarters of fiscal year 2025;
•$50.0 million repayment of the Credit Agreement in connection with the completion of the dialysis and BioSentry divestiture in the first quarter of fiscal year 2024;
•$10.0 million of contingent consideration payments made in the first quarter of fiscal year 2024; and
•$0.9 million and $0.8 million, respectively, of proceeds from stock option and ESPP activity.
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

Table of Content
New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 16 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

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
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British Pound and Canadian Dollar. For the nine months ended February 28, 2025, approximately 3.5% of our sales were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross profit will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended February 28, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no shares repurchases during the third quarter of fiscal year 2025.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended February 28, 2025:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (2)
December 1, 2024 - December 31, 2024	—	$8.52	—	$—
January 1, 2025 - January 31, 2025	—	$11.67	—	$—
February 1, 2025 - February 28, 2025	—	$10.45	—	$—
Total	—	$—	—	—
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
Item 3. Defaults on Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended February 28, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) or the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

ANGIODYNAMICS, INC.
(Registrant)

Date:	April 2, 2025	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	April 2, 2025	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)