Form 10-K
period 2025-05-31
ANGIODYNAMICS INC
filed 2025-07-18
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2025

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

As of November 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $245,095,250 computed by reference to the last sale price of the common stock on that date as reported by The NASDAQ Global Select Market.

As of July 16, 2025 there were 40,633,885 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year ended May 31, 2025.

AngioDynamics, Inc. and Subsidiaries

Part I
Unless otherwise indicated in this report, "AngioDynamics," the "Company," "we," "our" or "us" refers to AngioDynamics, Inc and our consolidated subsidiaries.
Disclosure Regarding Forward-Looking Statements
This annual report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding AngioDynamics' expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as "expects," "reaffirms," "intends," "anticipates," "plans," "believes," "seeks," "estimates," "projects," "optimistic," or variations of such words and similar expressions, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ materially from AngioDynamics' expectations, expressed or implied. Factors that may affect the actual results achieved by AngioDynamics include, without limitation, the ability of AngioDynamics to develop its existing and new products, technological advances and patents attained by competitors, infringement of AngioDynamics' technology or assertions that AngioDynamics' technology infringes the technology of third parties, the ability of AngioDynamics to effectively compete against competitors that have substantially greater resources, future actions by the FDA or other regulatory agencies, domestic and foreign health care reforms and government regulations, results of pending or future clinical trials, overall economic conditions (including inflation, tariffs, labor shortages and supply chain challenges including the cost and availability of raw materials), the results of on-going litigation, challenges with respect to third-party distributors or joint venture partners or collaborators, the results of sales efforts, the effects of product recalls and product liability claims, changes in key personnel, the ability of AngioDynamics to execute on strategic initiatives, the effects of economic, credit and capital market conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, the ability of AngioDynamics to obtain regulatory clearances or approval of its products, or to integrate acquired businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the Securities and Exchange Commission (the "SEC").
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
Item 1. Business.
OVERVIEW
AngioDynamics is a dynamic, diversified medical technology company committed to expanding treatment options and improving patient outcomes and quality of life by designing, manufacturing and selling products and technologies which aid clinicians in the treatment of patients with cardiovascular disease and cancer diagnoses. Our execution strategy is built on innovative R&D, clinical and regulatory pathway expansion and customer centric sales performance.
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
On June 8, 2023, the Company completed the sale of the dialysis and BioSentry businesses to Merit Medical Systems, Inc. On February 15, 2024, the Company completed the sale of its PICC and Midline businesses, which included the C3 Wave tip location asset, to Spectrum Vascular. As of February 29, 2024, the Company discontinued the RadioFrequency Ablation and Syntrax product lines.
AngioDynamics is publicly traded on the NASDAQ stock exchange under the symbol ANGO.
PRODUCTS
Our product offerings fall within two segments, Med Tech and Med Device. All products discussed below have been cleared for sale in the United States by the Food and Drug Administration. International regulatory clearances vary by product and jurisdiction.
Med Tech
Auryon
The Auryon Atherectomy System is one of our latest advancements in peripheral arterial disease. The Auryon system is designed to deliver an optimized wavelength and short pulse width to remove lesions while preserving the vessel wall endothelium. Additionally, the Auryon system features integrated aspiration which enhances the safety of the procedure. Regardless of lesion type or location - whether above or below the knee - the Auryon system provides safety, efficacy and versatility, supporting femoral, pedal or radial access. The Auryon system is indicated for use in the treatment, including atherectomy, of infrainguinal stenoses and occlusions, including in-stent restenosis (ISR), and to aspirate thrombus adjacent to stenoses in native and stented infrainguinal arteries.
Thrombectomy
Our Thrombus Management portfolio includes the AlphaVac Mechanical Thrombectomy System, AngioVac venous drainage cannula and circuit, as well as catheter directed thrombolytic devices, including the Uni-Fuse system and the Uni-Fuse+ system. AngioDynamics offers a range of options when treating thrombus and removing fresh, soft thrombi or emboli.

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
The NanoKnife System consists of two major components: a Low Energy Direct Current, or LEDC Generator and needle-like electrode probes. Up to six (6) electrode probes can be placed into or around the targeted soft tissue. Once the probes are in place, the user enters the appropriate parameters for voltage, number of pulses, interval between pulses, and the pulse length into the generator user interface. The generator then delivers a series of short electric pulses between each electrode probe. Full paralytic anesthesiology is required for safe IRE delivery.
In December 2024, the NanoKnife System received expanded FDA 510(k) clearance for the ablation of prostate tissue which broadens treatment options for men and reinforces the system’s strong safety and efficacy profile.
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
•Mariner Hydrophilic Catheters also feature a hydrophilic coating on the distal 20cm of the catheter that reduces friction during catheter advancement in the vasculature and allows for smooth navigation, as well as, optimum handling and control by the physician.
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
•The ADx Peripheral Vascular Guidewire line is AngioDynamics diagnostic line of guidewires that is available in a multitude of fixed core wire configurations, including J-Tip and Bentson, in various lengths and outer diameters (OD). By utilizing a proprietary pre-coat process for the Polytetrafluoroethylene (PTFE) and upholding tight specifications, our ADx Guidewires offer high quality and performance for physicians.
•The NiT-Vu High Performance Micro Guidewires are our highly kink resistant nitinol shaft interventional wires that feature a highly visible radiopaque tungsten tip and lubricious coating. The NiT-Vu wires are designed to reduce friction during wire advancement and also provides torque control, flexibility and kink resistance.
Drainage Products
To aid physicians in percutaneous drainage procedures, AngioDynamics offers the Total Abscession Drainage Catheters. The Total Abscession Drainage Catheter is available in Multipurpose/General and Biliary configurations, and also offers a Nephrostomy option. The portfolio offers options with a radiopaque marker band at the distal tip to aid in placement.
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
•Mini Stick MAX Coaxial Introducer kits contain a unique containment clip that keeps all the unique components of the kit together and organized. The kit options include our AngioDynamics proprietary coaxial introducer with smooth transition at the tip, translucent 21G needle with bevel indicator and 0.018” access wire available in three different wire material configurations.
•The Micro-Introducer Kits offer a variety of configurations that aid in simplifying set up and gaining vascular access.
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
•BioFlo Port: Our BioFlo Port was the first port available featuring a catheter with Endexo Technology. Advanced features of the BioFlo Port include multiple profile and catheter options, a large septum area for ease of access, PASV and non-PASV valve technology and the ability to administer contrast through a CT injection for purposes of imaging. The BioFlo port family is available in single or dual lumen configurations.
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

Port Technologies
•BioFlo Endexo: AngioDynamics offers the BioFlo catheter, the only catheter on the market with Endexo Technology, a material more resistant to thrombus accumulation, in vitro (based on platelet count). Endexo Technology is a permanent and non-eluting polymer that is “blended” into the polyurethane from which the catheter is made. It is present throughout the catheter, including the extraluminal, intraluminal and cut catheter surface of the tip. Endexo Technology remains present for the life of the catheter. The BioFlo catheter’s long-term durability and efficacy is intended to provide clinicians a high degree of safety and confidence in providing better patient care and improved patient outcomes.
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
NeverTouch and NeverTouch Direct gold-tip laser fibers, is an integral part of AngioDynamics’ advanced varicose vein treatment and establishes a new standard for patient comfort, visibility and ease of use. The innovation behind the NeverTouch tip is a glass weld at the distal tip. This glass weld tip technology has less focal charring of the vein wall versus a bar-tip fiber. The NeverTouch procedure kit is available in 25cm, 45cm, 65cm, and 90cm lengths. It is also available with an .018” access system, which eliminates the need for a 5F micro-access sheath and the need to exchange wires and size up, resulting in few procedure steps, and may result in faster procedure time.
The 400 Micron Perforator & Accessory Vein Ablation kit (PVAK) is an AngioDynamics VenaCure EVLT endovenous laser vein treatment offering that provides patients a minimally-invasive choice for treating the source of their varicose veins. The PVAK kit may also provide patients a potentially quicker recovery and return to normal daily routines, as compared to surgical stripping. The PVAK kit allows for simple access and accurate positioning. The smaller fiber aids in access and positioning for deep and saphenous veins. The 21G venous access needle ensures easy, atraumatic access and the .018” guidewire navigates small, tortuous veins with a floppy tip and has a firm anchor to guide the sheath and hold it in place.

Microwave Ablation
Solero Microwave Tissue Ablation (MTA) System
The Solero MTA System features the Solero Microwave (MW) Generator and the specially designed Solero MW Applicators. The solid state Solero MW Generator with a 2.45 GHz operating frequency can power up to 140W for optimized power delivery and fast ablations. The Solero MW Applicator’s patented dipole array and ceramic tip tuning diffuses MW energy nearly spherically, and its patented cooling channel with thermocouple provides real-time monitoring to help protect non-targeted tissue during the ablation. In addition, the Solero MTA System offers physicians scalability with a single applicator designed for multiple, predictable ablation volumes by varying time and wattage. Solero is a single applicator system able to complete up to a 5 cm ablation in six (6) minutes at maximum power. It is designed for open, laparoscopic and percutaneous ablation of soft tissue masses.

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
Our primary competitors include: Boston Scientific Corporation; Cook Medical; Medical Components, Inc. (MedComp); TeleFlex Medical; Becton Dickinson; Medtronic; Merit Medical; Terumo Medical Corporation; Johnson and Johnson; Philips Healthcare; Stryker Corporation; Penumbra, Inc.; Varian Medical Systems; Abbott Laboratories and Total Vein Systems.

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
We manufacture many of our products from two leased manufacturing properties, one in Queensbury, NY and one small facility in Glens Falls, NY, providing capabilities which include manufacturing, service, offices, engineering and research and we lease distribution warehouses. The manufacturing facilities are registered with the FDA and have been certified to ISO 13485 standards. ISO 13485 is a quality system standard that satisfies European Union regulatory requirements, thus allowing us to market and sell our products in European Union countries. AngioDynamics is certified under the Medical Device Single Audit Program ("MDSAP") which allows a recognized auditing organization to conduct a single regulatory audit of a medical device manufacturer to satisfy the relevant requirements of the regulatory authorities participating in the program. International partners that are participating in the MDSAP include:
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
AngioDynamics entered into a supply agreement with Biomerics (previously Precision Concepts) in Alajuela, Costa Rica. Biomerics is manufacturing, storing, and handling certain products for the Company and is registered with the FDA and certified to the ISO 13485 standard. The Company also relies on other third party manufacturers for the manufacturing of certain products.
On January 5, 2024, the Company announced a restructuring to optimize its manufacturing efficiency, capabilities and footprint (the "Plan"). In the second quarter of fiscal year 2025, the Company announced a modification to the Plan to maintain a presence in Queensbury, NY for the manufacturing of select products, customer service, logistics, shipping, quality and regulatory operations. The restructuring activities associated with the modified Plan are still expected to be completed in the third quarter of fiscal year 2026.
BACKLOG
We seek to maintain sufficient inventory on hand to ship product within 24-48 hours of order receipt to meet customer demand, and accordingly our backlog is not significant. As we shift additional manufacturing to Costa Rica and/or other manufacturing partners, we have built sufficient safety stock to reduce the risk of backlog during the transition.

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
The PMA application procedure is more comprehensive than the 510(k) procedure and typically takes more time to complete. The PMA application must be supported by scientific evidence providing pre-clinical and clinical data relating to the safety and efficacy of the device and must include other information about the device and its components, design, manufacturing, and labeling. The FDA will approve a PMA application only if reasonable assurance that the device is safe and effective for its intended use can be provided. As part of the PMA application review, the FDA will inspect the manufacturer’s facilities for compliance with its Quality System Regulation, or QSR. As part of the PMA approval the FDA may place restrictions on the device, such as requiring additional patient follow-up for an indefinite period of time. If the FDA’s evaluation of the PMA application or the manufacturing facility is not favorable, the FDA may deny approval of the PMA application or issue a “not approvable” letter. The FDA may also require additional clinical trials, which can delay the PMA approval process by several years. After the PMA is approved, if changes are made to a device, its manufacturing or labeling, a PMA supplement containing additional information must be filed for prior FDA approval.
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
International Regulation
Internationally, all of our current products are considered medical devices under applicable regulatory regimes, and we anticipate that this will be true for all of our future products. Sales of medical devices are subject to regulatory requirements in most countries. The regulatory review process varies greatly from country to country.
In order to distribute and sell products into the European Union as well as a number of other countries including many Central European Free Trade Agreement participants, Scandinavian, and Middle Eastern countries, a CE Mark is required. New products must be compliant with the Medical Device Regulation ("MDR") as of May 2021 and previously CE Marked products must become compliant when their certification expires, with a transition period ending December 2027 for higher classification devices, or December 2028 for lower classification devices. Products with an expiring certification must be in distribution before certification expiration dates to continue to be sold. Clinical evaluations of products under MDR requires more information than previously required. All devices must have current clinical literature that specifically addresses data-driven safety and performance criteria, and legacy devices often require additional biocompatibility, bench testing and redesign to address changes in standards over time. Additionally, there can be extended time frames under MDR for product certifications that can be 12-18 months or longer. During that time period, significant design modifications cannot be made. All legacy devices have achieved the MDR CE Mark.
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

EMPLOYEES
As of May 31, 2025, we had approximately 675 full time employees. None of our employees are represented by a labor union and we have never experienced a work stoppage. In the highly competitive medical technology industry, we consider attracting, developing, engaging and retaining high performing talent in positions critical to our long-term growth strategy including but not limited to technical, operational, marketing, sales, research and development, and management. Our ability to recruit and retain such talent depends on several factors, including culture, compensation and benefits, talent development, career opportunities, recognition and work environment. Our goal is to create a diverse and inclusive culture that encourages an environment where employees feel welcomed, respected and valued. We are committed to making employment decisions without regard to race, religion, ethnicity or national origin, gender, sexual orientation, gender identity or expression, age, disability, protected veteran status or any other characteristics protected by law.
The engagement of our workforce is crucial to delivering on our competitive strategy, and we place high importance on informed and engaged employees. We communicate frequently and transparently with our employees through a variety of communication methods, including video and written communications, town hall meetings and our company intranet.
Executive Officers of the Company
The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
James C. Clemmer	60	President and Chief Executive Officer
Stephen A. Trowbridge	50	Executive Vice President and Chief Financial Officer
Lawrence T. Weiss	56	Senior Vice President, Chief Legal Officer & Corporate Secretary
Chad T. Campbell	54	Senior Vice President and General Manager, Oncology and Interventional Devices
Laura Piccinini	55	Senior Vice President and General Manager, Cardiovascular and International
Warren G. Nighan	56	Senior Vice President, Global Supply Chain, Quality and Regulatory Affairs
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
Lawrence T. Weiss was appointed Senior Vice President, Chief Legal Officer and Corporate Secretary in December 2024. Prior to joining AngioDynamics, Mr. Weiss served as Executive Vice President and Chief Legal Officer of Butterfly Network, Inc., overseeing legal, compliance, quality and regulatory functions. Prior roles include Chief Legal Officer of Emulate, Inc., and Senior Vice President, General Counsel, and Corporate Secretary for Analog Devices, Inc. Mr. Weiss' career includes leadership positions at Medtronic, Covidien, and Tyco Healthcare, where he managed international legal matters, mergers and acquisitions, intellectual property litigation, and global compliance initiatives. He began his career in the Corporate department of Goodwin Procter & Hoar in Boston. Mr. Weiss holds a Juris Doctor from Boston University and a Bachelor’s degree from Tulane University. He serves on the Boards of Directors for Greater Boston Legal Services and the Northeast Chapter of the Association for Corporate Counsel.
Chad T. Campbell joined AngioDynamics in May 2016 as the Senior Vice President and General Manager for Vascular Access (now Interventional Devices). As of October 2021, Mr. Campbell assumed responsibility of the Oncology Global

Business Unit in addition to his role of General Manager for Vascular Access. In his role, Mr. Campbell oversees global commercialization of the Global Business Unit’s portfolio. Mr. Campbell joined AngioDynamics from Medtronic where he served as the Vice President of Marketing for the Patient Care and Safety business after serving as the Vice President of Marketing for the SharpSafety business at Covidien (Medtronic). During his tenure at Covidien, Mr. Campbell also held roles including Director of Marketing, Area Vice President of Sales, Region Manager, Product Manager and Account Manager. Mr. Campbell received a Bachelor of Arts from the University of Kentucky.
Laura Piccinini was appointed Senior Vice President and General Manager for Endovascular Therapies (now Cardiovascular) and International in January 2024, after serving as Senior Vice President and General Manager for International since joining AngioDynamics in June 2021. Ms. Piccinini brings more than 25 years of experience in leadership roles in the medical device industry, with an extensive background in the field of respiratory and surgical care. From June 2020 to June 2021, she served as CEO and a member of the Board of Directors for Respiratory Motion, Inc. Prior to that, from 2017 to 2020, she served as Global Head of Commercial Operations for the Implants business unit at Nobel Biocare Systems, then a Danaher subsidiary now part of Envista Holdings. From 2015 to 2017, Ms. Piccinini served as President of EMEA at Covidien and prior to that at Stryker. Ms. Piccinini is a graduate of the Parma University of Medicine, where she received a nursing degree with specializations in ICU, Anesthesia, and First Aid as a Helicopter Flight Coordinator.
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
Our business and prospects rely heavily upon our ability to successfully complete clinical trials, including, but not limited to, our Ambition BTK clinical study. We may choose to, or may be required to, suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.
Clinical trials must be conducted in accordance with the applicable laws and regulations in the jurisdictions in which the clinical trials are conducted, including current Good Clinical Practices. The clinical trials are subject to oversight by the FDA, regulatory agencies in other jurisdictions, ethics committees and institutional review boards at the medical institutions where the clinical trials are conducted. Clinical trial protocols may require a large number of patients to be enrolled in the trials. Patient enrollment is a function of many factors, including the size of the patient population for the target indication, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. Clinical trials may be suspended by the FDA or by a regulatory agency in another jurisdiction at any time if the FDA or the regulatory agency finds deficiencies in the conduct of these trials or it is believed that these trials expose patients to unacceptable health risks.
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
We rely on third-party manufacturers to manufacture some of our products today, and we have announced a plan to move to a partially outsourced model for manufacturing in various parts of the world, which exposes us to additional risks, including reduced control over manufacturing, delivery timing, product quality issues, potential price fluctuations, regulatory, environmental, labor or other operational disruptions, which would result in a loss of revenue or reduced profitability.
We currently rely on third-party manufacturers for a portion of our products. We also announced a plan to transfer certain product manufacturing processes from Queensbury, NY to third-party manufacturers located in various parts of the world, including, but not limited to the United States, Costa Rica, Latvia, Italy, Israel and China. The restructuring activities associated with this plan are expected to be completed in the third quarter of fiscal year 2026. If we are unable to effectively execute on this plan within the announced timeline it could have a material adverse effect on our business, financial condition and/or results of operations.
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
Recent changes in trade policy, treaties, government regulations and tariffs have created significant uncertainty about the future relationship between the U.S. and various other countries where we have employees, customers, suppliers and operations. Changes in policy regarding international trade, including import and export regulation and international trade agreements, could negatively impact our business. The implementation of new tariffs on imports from Canada, Mexico, China or other countries for an extended period and without specific exemptions for our products, and any reciprocal tariffs or other reactions by other countries thereto, could have a material adverse impact on our financial condition, results of operations and cash flows.
A portion of our component sourcing, supply chain and manufacturing activities are conducted in or partially sourced from China. As a result, our business, financial condition, results of operations could be affected significantly by economic, political and legal developments in China as well as trade disputes between China and the United States and the potential imposition of bilateral tariffs. The imposition of tariffs or export restrictions on products imported by us from China could require us to (i) increase prices to our customers or (ii) locate suitable alternative manufacturing capacity or relocate our operations from China to other countries. In the event we are unable to increase our prices or find alternative manufacturing capacity or relocate to an alternative base of operation outside of China on favorable terms, we would likely experience higher manufacturing costs and lower gross margins, which could have an adverse effect on our business and results of operations. The Chinese economy differs from the economies of most developed countries in many respects, including the degree of government involvement, the level of development, the growth rate, the control of foreign exchange, access to financing and the allocation of resources.
We are heavily dependent on third-party distributors to generate a substantial portion of our international revenues and are at the risk of these distributors also selling for our competitors, failing to be financially viable and failing to effectively distribute our products in compliance with applicable laws.
Outside of North America we rely heavily on third party distributors, either on a country-by-country basis or on a multi-country, regional basis, to market, sell and distribute our products where we do not have a direct sales and marketing presence (including, among others, China, Japan, Brazil, the Middle East and many European countries). As such, our revenue, if any, depends on the terms of such arrangements and the distributors’ efforts. These efforts may turn out not to be sufficient and our third-party distributors may not effectively sell our products. International distributors accounted for approximately 74% of international revenues for the fiscal year ended May 31, 2025. International sales decreased 21% in fiscal year 2025 partially due to the sale of the PICCs, Midline, dialysis and BioSentry businesses, along with the discontinuation of the RadioFrequency Ablation product line. If we are unable to maintain our relationships or establish direct sales capabilities on acceptable terms or at all, we may lose significant revenue or be unable to achieve our growth aspirations. In certain circumstances, distributors may also sell competing products, or products for competing diagnostic modalities, and may have incentives to shift sales towards those competing products. As a result, we cannot assure you that our international distributors will increase or maintain our current levels of unit sales or increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and/or liquidity. In addition, there is a risk that our distributors will not be financially viable due to current economic and/or regulatory events in their respective countries or remit payments to us in a timely manner. If our distributors fail to comply with applicable laws or fail to effectively market and sell our products, our financial condition and results of operations could be materially and adversely impacted.
We face currency and other risks associated with international sales.
We generate revenue from international sales which could expose us to risks including fluctuations in currency values, trade restrictions, tariff and trade regulations, U.S. export controls, U.S. and non‑U.S. tax laws, shipping delays and economic and political instability, which could have a material adverse effect on our business, results of operations, financial conditions and cash flows.
If we are unable to convince customers that our products can improve the cost structure of their business, or to secure adequate reimbursement for our products our revenue growth and profitability may be materially and adversely impacted.

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
Pending or future product liability claims brought against us, especially if our product liability insurance coverage is inadequate, could adversely impact our business, operations and financial results.
The design, manufacture and marketing of the types of medical devices we sell entail an inherent risk of product liability. Our products are used by physicians to treat seriously ill patients. We are periodically subject to product liability claims, and patients or customers may in the future bring claims against us in a number of circumstances and for a number of reasons, including if our products were misused, if a component of our product fails, if our manufacture or design was flawed, if the product produced unsatisfactory results or if the instructions for use and operating manuals and disclosure of product related risks for our products were found to be inadequate. For example, numerous product liability claims involving the Company's port products which were previously pending in various state and federal court jurisdictions have been consolidated, together with additional product liability claims, in a single multidistrict litigation in the U.S. District Court for the Southern District of California. We are unable to predict the outcome of these proceedings. See Part I, Item 3 "Legal Proceedings" in this Annual Report on Form 10-K for additional information on these proceedings.

In addition, individuals or groups seeking to represent a class may file suit against us in the future. Legal proceedings in general, class actions, multidistrict litigation, governmental investigations and actions in particular, can be expensive and disruptive, and adverse publicity could harm our reputation, regardless of validity of the allegations. The outcome of litigation, particularly class action and multidistrict litigation, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time.
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
The Company's recent divestitures of its PICCs and Midline businesses to Spectrum Vascular and dialysis product portfolio and BioSentry tract sealant system biopsy business to Merit Medical Systems, Inc., along with potential future divestitures of certain product lines will allow us to transform ourselves into a high growth, highly profitable, medical technology company. If we are unable to achieve our growth and profitability objectives due to competition, lack of acceptance of our products, failure to generate favorable clinical data or gain regulatory approvals, or other risks as described in this section, or due to other events, we will not be successful in transforming our business and may not see the appropriate market valuation. The divestiture of product lines will impact revenue, earnings and cash flows, which over time we expect to replace by investing in higher margin revenue streams. There is a risk that we will be unable to replace the revenue, earnings and cash flow that these product lines generated, or that the cost of such will be higher than expected. If we are unable to achieve our profit and growth objectives, such failure will be exacerbated by the loss of revenue, earnings and cash flow generated by our divested product lines and could materially impact our financial position and results of operations, resulting in a decline in our stock price.
The sale of product lines could require us to restructure significant personnel, systems and infrastructure which may cause disruptions to our financial controls, IT, administrative support, manufacturing or regulatory processes and could have a material adverse effect on our business.
International and national economic and industry conditions constantly change, and could materially and adversely affect our business, financial condition and results of operations.
Our business, financial condition and results of operation are affected by many changing economic, industry and other conditions beyond our control. Actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, high inflation and trade protection measures, creditworthiness of our customers, fluctuations in currency values, U.S. export controls, U.S. and non-U.S. tax laws, shipping delays and economic and political instability, may negatively affect consumer preferences, perceptions, spending patterns or demographic trends, any of which could adversely affect our business, financial condition, results of operations and/or liquidity.
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
Sales outside the U.S. accounted for approximately 14% of our net sales during our fiscal year ended May 31, 2025. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging and/or faster-growing markets outside the U.S. Our sales and profitability from our international operations are subject to risks and uncertainties that could have a material adverse effect on our business, financial condition and/or results of operations, many of which we cannot predict, including:
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
•trade protection measures, tariffs and import or export licensing requirements;
•less intellectual property protection in some countries outside the U.S. than exists in the U.S.;
•different labor regulations and workforce instability;
•the potential payment of U.S. income taxes on earnings of certain foreign subsidiaries subject to U.S. taxation upon repatriation;
•the expiration and non-renewal of foreign tax rulings;
•potential negative consequences from changes in or interpretation of tax laws, including changes in our effective tax rate or the applicable tax rate in one or more jurisdictions; and
•economic instability and inflation, tariffs, recession or interest rate fluctuations.

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
Further, trade disputes or tensions may adversely affect our sales, including as a result of the imposition of tariffs or other barriers or restrictions on trade, or increase our costs. The institution of trade tariffs both globally and between the U.S. and China specifically could negatively impact the overall economic condition in our markets, including China, which could pose a significant risk to our business and would affect our revenue and cost of goods sold. The extent, focus and duration of any such tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities, which could have a material adverse impact on our business, financial condition, results of operations and/or liquidity.
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
A significant deterioration in economic conditions, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures or disruptions to credit and capital markets, could lead to decreased consumer confidence and spending and availability of credit. For example, a rapid increase in inflation levels may negatively impact demand for our products and increase our costs and may lead to a rapid increase in market interest rates. In addition, if rates increase, we may incur significant additional expense and adversely impact our ability to achieve our other strategic goals and business plans.
Our intangible assets and fixed assets are subject to potential impairment; we have historically recorded significant impairment charges and may be required to record additional charges to future earnings if our assets become impaired.

A significant portion of our assets consist of intangible assets and fixed assets, the carrying value of which may be reduced if we determine that those assets are impaired, including intangible assets from recent acquisitions.
Our intangible and fixed assets have finite useful lives and are amortized or depreciated over their useful lives on either a straight-line basis or over the expected period of benefit or as revenues are earned from the sales of the related products. The underlying assumptions regarding the estimated useful lives of these intangible assets are reviewed quarterly and more often if an event or circumstance occurs making it likely that the carrying value of the assets may not be recoverable and are adjusted through accelerated amortization if necessary. Whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, we test intangible assets for impairment based on estimates of future cash flows. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations and/or other materially adverse events that have implications on the profitability of our business. When testing for impairment of definite-lived intangible assets held for use, the Company groups assets at the lowest level for which cash flows are separately identifiable. The Company operates as two reporting units and two asset groups. If a triggering event is deemed to exist, the Company performs an undiscounted operating cash flow analysis to determine if an impairment exists. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset. If actual results differ from the assumptions and estimates used in the intangible asset calculations, we could incur future impairment or amortization charges, which could negatively impact our financial condition and results of operations.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
IRC Section 382 and related provisions contain rules that limit for U.S. federal income tax purposes the ability of a Company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain other tax attributes existing as of the date of such ownership change. Our Federal net operating loss carryforwards as of May 31, 2025 after considering IRC Section 382 limitations are $135.6 million. The expiration of the Federal net operating loss carryforwards is as follows: $37.1 million between 2030 and 2032 and $98.5 million indefinitely. Our state net operating loss carryforwards as of May 31, 2025 after considering remaining IRC Section 382 limitations are $23.9 million which expire in various years from 2030 to 2043. Future ownership changes within the meaning of IRC Section 382 may also subject our tax loss carryforwards to annual limitations which would restrict our ability to use them to offset our taxable income in periods following the ownership changes. See Note 9, "Income Taxes" set forth in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 for a further discussion of our tax loss carryovers.
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
We have obtained Medical Device Regulation ("MDR") approvals for our principal products sold in the European Union ("EU") ahead of expiration dates. Maintaining MDR approval requires annual random sampling of CE marked products including ensuring new and updated test standards are achieved, post-market clinical data is collected and product performance expectations are achieved as demonstrated through post-market surveillance. For multiple reasons, including but not limited to changing business strategies, labor shortages and contract resources, administrative delays, increased costs of obtaining MDR certification and availability of necessary data, certain products will not continue to be CE marked under MDR. The additional time and resources required to obtain MDR certification was a significant factor in, and the diligence required to maintain the CE mark under MDR will likely continue to influence, our decisions whether to discontinue sales and distribution of certain products in the EU.
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
Medical devices are cleared or approved for one or more specific intended uses and promoting a device for an off-label use could result in government enforcement action. If the FDA determines that our promotional materials, sales techniques, pricing programs or training constitutes promotion of an off-label use or encourages over-utilization of our products or use of our products in combinations that are not indicated or appropriate, the FDA could request that we modify materials, techniques, programs or training or subject us to enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities, including the U.S. Department of Justice ("DOJ"), might take similar actions, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Any of these results could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
Laws and regulations governing the export of our products could adversely impact our business. If the U.S. government imposes strict sanctions on certain countries, our revenue could be impacted.
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
In fiscal year 2025 we generated $0.6 million of revenue for sales to distributors doing business in Iran. We continuously review our ability to sell products to distributors that conduct business in Iran in accordance with all applicable U.S. laws.
We have limited business dealings in certain other countries that are or may become subject to comprehensive sanctions. These business dealings may expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts, revocations or restrictions of licenses, and/or criminal fines and imprisonment. We have established policies and procedures designed to assist with our compliance with such laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows.
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
Governance
The cybersecurity risk management program is led by the Senior Vice President, Information Technology ("SVP of IT"). Our SVP of IT has over 28 years of experience assisting public and privately held companies in a variety of industries, leading several enterprise-wide transformation initiatives to adapt to changing cybersecurity threats. Our SVP of IT reports to the Chief Executive Officer (CEO), who works closely with the Executive Committee to guide strategic direction and IT decisions to drive business outcomes. Our SVP of IT also leads the Security & Risk Governance committee which provides general oversight and assists in the Cybersecurity program when appropriate.
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
Item 2. Properties.
During the year ended May 31, 2025, we operated in the following locations:

Location	Purpose	Approx. Sq. Ft.	Property Type
Latham, NY	Corporate headquarters	39,000	Leased
Glens Falls, NY	Manufacturing	21,000	Leased
Queensbury, NY	Manufacturing	135,000	Leased
Queensbury, NY	Distribution	58,000	Leased
Marlborough, MA	Research and development	8,400	Leased
Rehovot, IL	Research and development	4,300	Leased
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

	Sale Price
	High	Low
Year ended May 31, 2025
Fourth Quarter	$10.86	$8.37
Third Quarter	$12.94	$7.00
Second Quarter	$7.78	$5.88
First Quarter	$7.84	$5.51

	Sale Price
	High	Low
Year ended May 31, 2024
Fourth Quarter	$7.03	$5.27
Third Quarter	$8.04	$5.49
Second Quarter	$7.73	$6.17
First Quarter	$11.16	$8.00
As of July 15, 2025, there were 163 holders of record of our common stock.
Dividends
We did not declare any cash dividends on our common stock during our last three fiscal years. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.
Performance Graph
The graph below matches AngioDynamics, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the RDG SmallCap Medical Devices index, and the S&P 500 Health Care index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from May 31, 2020 to May 31, 2025. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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
Company and Market
AngioDynamics is a dynamic, diversified medical technology company committed to expanding treatment options and improving patient outcomes and quality of life by focusing on cardiovascular disease and cancer. Our execution strategy is built on innovative R&D, clinical and regulatory pathway expansion and customer centric sales performance. We design, manufacture and sell a wide range of medical, surgical and diagnostic devices used by professional healthcare providers for vascular access, for the treatment of peripheral vascular disease and for use in oncology and surgical settings. Our devices are generally used in minimally invasive, image-guided procedures. Many of our products are intended to be used once and then discarded, or they may be temporarily implanted for short- or long-term use.
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
We sell our products in the United States primarily through a direct sales force, and outside the U.S. mainly through distributor relationships. Our end users include interventional radiologists, interventional cardiologists, vascular surgeons, urologists, interventional and surgical oncologists and critical care nurses. We expect our businesses to grow in both sales and profitability by expanding geographically, penetrating new markets, introducing new products and increasing our presence internationally.
The current macroeconomic environment continues to impact our business and may continue to pose future risks. The Company's ability to manufacture products, the reliability of our supply chain, labor shortages, backlog, inflation (including the cost and availability of raw materials, direct labor and shipping) and tariffs have impacted our business, trends that may continue. Accordingly, management continues to evaluate the Company’s liquidity position, communicate with and monitor the actions of our customers and suppliers, and review our near-term financial performance.
On January 5, 2024, the Company announced a restructuring to optimize its manufacturing efficiency, capabilities and footprint (the "Plan"). In the second quarter of fiscal year 2025, the Company announced a modification to the Plan to maintain a presence in Queensbury, NY for the manufacturing of select products, customer service, logistics, shipping, quality and regulatory operations. The restructuring activities associated with the modified Plan are still expected to be completed in the third quarter of fiscal year 2026. The modified Plan is still expected to generate $15.0 million in annual cost savings starting in fiscal year 2027.
On July 16, 2024, the Board of Directors approved a share repurchase program (the "Repurchase Program") under which they authorized the Company the option to repurchase up to $15.0 million of its outstanding common stock. The timing and amount of any share repurchases under the authorization will be determined by management within certain parameters and based on market conditions and other considerations. During the year ended May 31, 2025, the Company repurchased 243,847 shares of common stock in the open market at an aggregate cost of $1.7 million under the Repurchase Program. As of May 31, 2025, $13.3 million remained available for repurchase under the Repurchase Program.
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
On May 28, 2025, the Company entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. The Credit Agreement has a two-year maturity and provides for a $25.0 million secured revolving credit facility (the "Revolving Facility"), which is subject to a borrowing base comprised of certain working capital assets of the Company. As of May 31, 2025, there is no outstanding balance on the Revolving Facility.
In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the year ended May 31, 2025 compared to the year ended May 31, 2024 follows:
Year ended May 31, 2025:
•Revenue decreased by 3.8% to $292.5 million
•Med Tech growth of 19.0% and Med Device declined by 16.0%
•Gross margin increased by 300 bps to 53.9%
•Net loss decreased by $150.4 million to $34.0 million
•Loss per share decreased by $3.76 to a loss of $0.83
•Cash flow from operations increased by $18.0 million resulting in cash used in operations of $10.1 million
For the year ended May 31, 2025, the decrease in revenue is due to the divestiture of the PICCs, Midline, dialysis and BioSentry businesses, along with the discontinuation of the RadioFrequency Ablation and Syntrax product lines, the total of which impacted sales by $33.4 million compared to the year ended May 31, 2024. Our Med Tech business, comprised of Auryon, the thrombus management platform and NanoKnife grew 19.0% in fiscal year 2025 was driven by growth in growth in Auryon and the thrombus management platform, while Nanoknife sales remained consistent year over year. Our Med Device business decreased 16.0% in fiscal year 2025 driven mainly by the divestiture of the PICCs, Midlines, dialysis and BioSentry businesses along with the discontinuation of the RadioFrequency Ablation product lines.
Strategic Initiatives to Drive Growth
The Company is focused on its Med Tech segment which is committed to expanding treatment options and improving patient outcomes and quality of life by focusing on cardiovascular disease and cancer. Our execution strategy is built on innovative R&D, clinical and regulatory pathway expansion and customer centric sales performance. Our investments in our high technology products including Auryon, Mechanical Thrombectomy (which includes AngioVac and AlphaVac) and NanoKnife, will provide us access to larger and faster growing markets.
Throughout the year, we introduced strategic moves designed to streamline our business, improve our overall business operations and position ourselves for growth. Those initiatives included:
•Innovative R&D and Clinical and Regulatory Pathway Expansion. The Company continued its disciplined product development process which is intended to improve the Company’s ability to bring new products to market and achieve clinical and regulatory pathway expansion. The Company:
◦Received CE mark approval in Europe for Auryon;
◦Received CPT Category I Codes for Irreversible Electroporation (IRE), the primary method of action for the NanoKnife System, for the treatment of lesions in the prostate and liver, effective January 2026;
◦Received FDA 510(k) clearance for NanoKnife Prostate Tissue Ablation;
◦Received CPT Category I Codes for Irreversible Electroporation (IRE), the primary method of action for the NanoKnife System, for the treatment of the pancreas, effective January 2027;
◦Published APEX-AV trial results in the Journal of the Society for Cardiovascular Angiography & Interventions demonstrating the safety and efficacy of the AlphaVac F1885 System;
◦Initiated RECOVER-AV Clinical Trial in Europe for AlphaVac; and
◦Initiated the AMBITION BTK RCT and Registry to generate definitive clinical evidence supporting the use of the Auryon Atherectomy System in treating below the knee lesions in patients with critical limb ischemia.

•Customer Centric Sales Performance. To create value and drive future growth, the Company is focused on ensuring that the sales team is appropriately trained on how to market the products to our customers and that our customers are receiving the appropriate training and exposure to our products. This included:
◦Continued focus on training of the sales teams; and

◦Conducted targeted physician trainings and symposiums both in the U.S. and internationally throughout the year.

•Focused Resource Deployment. The Company continued its discipline on deploying resources. This included:
◦The announcement to restructure the manufacturing footprint, which includes maintaining a presence in Queensbury, NY for select products, customer service, logistics, shipping, quality and regulatory operations, and shifting all other products to an outsourced model utilizing third-party manufacturers to allow the Company to more effectively compete in chosen markets and fundamentally change its corporate gross margin profile. The restructuring activities are expected to be completed in the third quarter of fiscal year 2026 and are expected to generate $15.0 million in annual cost savings starting in fiscal year 2027.
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
Revenue Recognition
Under ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
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
Reserves: Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established for discounts, product returns, rebates and allowances that are offered within contracts between the Company and its customers.
The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. Discounts and product returns are based on amounts earned or to be claimed on the related sales and are classified as a contra asset. During the years ended May 31, 2025, 2024 and 2023, such product returns were not material. The Company provides certain customers with rebates and allowances that are explicitly stated in the Company's contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The Company establishes reserves for such amounts, which is included in "Accrued liabilities" in the accompanying Consolidated Balance Sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes. The Company is also required to pay administrative fees to group purchasing organizations.
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
Intangible Assets
Intangible assets are amortized over their estimated useful lives, which range between two to eighteen years, on a straight-line basis over the expected period of benefit. The Company periodically reviews the estimated useful lives of intangible assets and reviews such assets or asset groups for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. When testing for impairment of definite-lived intangible assets held for use, the Company groups assets at the lowest level for which cash flows are separately identifiable. The Company operates as two reporting units and two asset groups. If a triggering event is deemed to exist, the Company performs an undiscounted operating cash flow analysis to determine if an impairment exists. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
Results of Operations for the years ended May 31, 2025 and 2024
For the fiscal year ended May 31, 2025, the Company reported a net loss of $34.0 million, or a loss of $0.83 per diluted share, on net sales of $292.5 million compared to a net loss of $184.3 million, or a loss of $4.59 per diluted share, on net sales of $303.9 million in fiscal year 2024.
Net Sales
Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts, rebates and returns.

	Year ended May 31,
(in thousands)	2025	2024	$ Change
Net Sales
Med Tech	$126,653	$106,403	$20,250
Med Device	165,845	197,511	$(31,666)
Total	$292,498	$303,914	$(11,416)

Net Sales by Geography
United States	$250,983	$251,486	$(503)
International	41,515	52,428	$(10,913)
Total	$292,498	$303,914	$(11,416)
For the year ended May 31, 2025, net sales decreased $11.4 million to $292.5 million compared to the year ended May 31, 2024. At May 31, 2025, the Company had a backlog of $0.3 million compared to $1.3 million at the end of May 31, 2024.
The Med Tech business net sales increased $20.3 million for the year ended May 31, 2025 compared to the prior year. The change in sales from the prior year was primarily driven by:
•Increased Auryon sales of $9.8 million;
•Decreased sales of Syntrax of $0.4 million due to the discontinuation of this product line as of February 29, 2024;
•Increased sales of the thrombus management platform of $10.9 million, which was driven by increases in AngioVac, AlphaVac and thrombolytic sales of $5.8 million, $4.0 million and $1.1 million, respectively; and
•NanoKnife sales remained consistent year over year, and was comprised of increased NanoKnife disposable sales of $1.7 million offset by decreased capital sales of $1.7 million.
The Med Device business net sales decreased $31.7 million for the year ended May 31, 2025 compared to the prior year. The backlog, which primarily impacted sales of Core and Vascular Access products, was $0.3 million at May 31, 2025 compared to $1.3 million at May 31, 2024. The change in sales from the prior year was primarily driven by:
•Decreased sales of PICCs and Midline products of $30.1 million which was due to the divestiture of these businesses on February 15, 2024;
•Decreased sales of dialysis and BioSentry products of $0.7 million which was due to the divestiture of these businesses on June 8, 2023;
•Decreased sales of RadioFrequency Ablation of $2.2 million due to the discontinuation of this product line as of February 29, 2024; and
•Increased sales of Core and Venous of $1.9 million and $0.9 million, respectively. This increase was partially offset by decreased sales of Ports, Microwave and other Oncology products of $0.3 million, $0.8 million and $0.5 million, respectively.

Gross Margin

	Year ended May 31,
(in thousands)	2025	2024	$ Change
Med Tech	$78,515	$67,198	$11,317
Gross margin % of sales	62.0%	63.2%

Med Device	$79,190	$87,500	$(8,310)
Gross margin % of sales	47.7%	44.3%

Total	$157,705	$154,698	$3,007
Gross margin % of sales	53.9%	50.9%
Gross margin - Gross margin consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Total Company gross margin increased by $3.0 million compared to the prior year. The change from the prior year was primarily driven by:
•The divestiture of the PICCs, Midline, dialysis and BioSentry businesses, which negatively impacted gross margin by $9.2 million;
•Sales volume, price and product mix, which positively impacted gross margin by $19.9 million;
•Other incentives and a prior year supplier recall, which positively impacted gross profit by $1.7 million;
•Production volume and other costs which negatively impacted gross margin by $1.5 million;
•Tariffs, along with inflationary costs on raw materials, labor shortages, freight and other costs, which negatively impacted gross margin by $1.6 million and $3.6 million, respectively; and
•Incremental depreciation on placement units of $2.6 million.
The Med Tech segment gross margin increased by $11.3 million compared to the prior year. The change from the prior year was primarily driven by:
•Sales volume, price and product mix, which positively impacted gross margin by $17.2 million;
•Production volume and other incentives which negatively impacted gross margin by $1.5 million;
•Tariffs, along with inflationary costs on raw materials, labor shortages and freight costs, which negatively impacted gross margin by $1.1 million and $0.4 million, respectively;
•The abandonment of the Syntrax product line, which negatively impacted gross margin by $0.2 million; and
•Incremental depreciation on placement units of $2.7 million.
The Med Device segment gross margin decreased by $8.3 million compared to the prior year. The change from the prior year was primarily driven by:
•The divestiture of the PICCs, Midline, dialysis and BioSentry businesses, which negatively impacted gross margin by $9.0 million;
•Price and product mix, which positively impacted gross margin by $3.6 million;
•Other incentives and a prior year supplier recall, which positively impacted gross profit by $2.7 million;
•Sales volume and production volume which negatively impacted gross margin by $1.4 million;
•Tariffs, along with inflationary costs on raw materials, labor shortages and freight and other costs, which negatively impacted gross margin by $0.5 million and $3.7 million, respectively; and
•Incremental depreciation on placement units of $0.1 million.

Operating Expenses and Other Income (expense)

	Year ended May 31,
(in thousands)	2025	2024	$ Change
Research and development	$26,222	$31,512	$(5,290)
% of sales	9.0%	10.4%
Selling and marketing	$103,135	$102,818	$317
% of sales	35.3%	33.8%
General and administrative	$42,092	$41,164	$928
% of sales	14.4%	13.5%
Research and development expense - Research and development (“R&D”) expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs.
R&D expense decreased $5.3 million compared to the prior year. The change from the prior year was primarily driven by:
•The timing of certain projects, clinical spend and other costs associated with the ongoing clinical trials, which decreased R&D expense by $5.1 million; and
•Compensation and benefits expenses, which decreased $0.2 million.
Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense increased by $0.3 million compared to the prior year. The change from the prior year was primarily driven by:
•Trade shows, subscriptions and other marketing expenses, which increased $1.5 million;
•Consulting and other selling expenses, which increased $0.7 million; and
•Compensation and benefits expense, which decreased by $2.0 million.

General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense increased by $0.9 million compared to the prior year. The change from the prior year was primarily driven by:
•Compensation and benefits expense, which increased $2.1 million;
•Other outside consultant spend, which increased $0.8 million; and
•Depreciation and other corporate expenses, which decreased $2.0 million.

	Year ended May 31,
(in thousands)	2025	2024	$ Change
Amortization of intangibles	$10,318	$13,048	$(2,730)
Goodwill impairment	$—	$159,476	$(159,476)
Change in fair value of contingent consideration	$272	$432	$(160)
Acquisition, restructuring and other items, net	$15,620	$53,182	$(37,562)
Other income	$5,922	$797	$5,125
Amortization of intangibles - Represents the amount of amortization expense that was taken on intangible assets held by the Company.
•Amortization expense decreased $2.7 million compared to the prior year. The decrease is due to assets being included in the sale of the dialysis, BioSentry, PICCs and Midlines businesses and the abandonment of the Syntrax product line.
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
•The change in the fair value for the year ended May 31, 2025 is related to the Eximo contingent consideration and the increased probability of achieving the revenue milestones. The final milestone associated with the contingent consideration was reached during the third quarter of fiscal year 2025 and was paid during the fourth quarter of fiscal year 2025.
Acquisition, restructuring and other items, net - Acquisition, restructuring and other items, net represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.
Acquisition, restructuring and other items, net decreased by $37.6 million compared to the prior year. The change from the prior year was primarily driven by:
•Legal expense, related to litigation that is outside of the normal course of business, which decreased $34.2 million and was driven by the $19.3 million settlement between the Company and BD in the prior year;
•Mergers and acquisitions expense, which increased $0.3 million;
•Plant closure expense, related to the restructuring of our manufacturing footprint which was announced on January 5, 2024, which increased $4.3 million;
•An impairment of $3.4 million on the Syntrax product technology intangible and fixed assets and an inventory write-off of $2.9 million was taken in the third quarter of fiscal year 2024 related to the abandonment of the Syntrax and RF product lines;
•Transaction services agreements that were entered into as a result of the divestiture of the PICCs, Midline, dialysis and BioSentry businesses. The increase in the fees invoiced was $0.7 million;
•Manufacturing relocation expense related to the move of certain manufacturing lines from Queensbury, New York to a third party, which decreased $0.6 million; and
•Other expenses, mainly severance associated with organizational changes, which decreased $0.4 million.

Other income (expense) - Other expense includes interest income and expense, foreign currency impacts and bank fees.
Other income, net increased by $5.1 million compared to the prior year. The change from the prior year was primarily driven by:
•The Company achieved the $5.5 million sales milestone related to divested products in the third quarter of fiscal year 2025;
•Unrealized foreign currency fluctuations, which increased $0.2 million; and
•Interest income, which decreased $0.6 million compared to the prior year.
Income Tax Benefit

	Year ended May 31,
(in thousands)	2025	2024
Income tax benefit	$(39)	$(7,289)
Effective tax rate	0.1%	3.8%
Our effective tax rate was a benefit of 0.1% for fiscal year 2025 compared with an effective tax rate benefit of 3.8% for the prior year. The current year and prior year effective tax rates differ from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation), goodwill impairment and the impact of stock-based compensation.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. As a result of the full impairment of Goodwill and the reversal of the naked credit deferred tax liability sourced income, the Company has recorded a full valuation allowance on its U.S. net deferred tax assets as of May 31, 2025. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
Liquidity and Capital Resources
We regularly review our liquidity and anticipated capital requirements and we believe that our current cash on hand provides sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months.
Our cash and cash equivalents totaled $55.9 million as of May 31, 2025, compared with $76.1 million as of May 31, 2024. As of May 31, 2025 and 2024 the Company did not have any outstanding debt.
The table below summarizes our cash flows for the years ended May 31, 2025 and 2024:

	Year ended May 31,
(in thousands)	2025	2024
Cash (used in) provided by:
Operating activities	$(10,128)	$(28,158)
Investing activities	(10,178)	123,717
Financing activities	(255)	(64,248)
Effect of exchange rate changes on cash and cash equivalents	398	125
Net change in cash and cash equivalents	$(20,163)	$31,436
During the years ended May 31, 2025 and 2024, cash flows consisted of the following:
Cash used in operating activities:
Years ended May 31, 2025 and 2024:
•Net loss of $34.0 million and $184.3 million, respectively, plus the non-cash items, primarily driven by depreciation and amortization, gain on the divestiture and related expenses, goodwill impairment and stock-based compensation, along with the changes in working capital below, contributed to cash used in operations of $10.1 million and $28.2 million for the years ended May 31, 2025 and 2024, respectively;
•For the year ended May 31, 2025, working capital was unfavorably impacted by decreased accounts payable and accrued liabilities and inventory on hand of $15.9 million and $1.3 million, respectively. This was partially offset by decreased prepaid expenses of $3.1 million; and
•For the year ended May 31, 2024, working capital was unfavorably impacted by increased prepaid expenses and inventory on hand of $11.6 million and $9.4 million, respectively. This was partially offset by decreased accounts receivable and increased accounts payable and accrued liabilities of $7.9 million and $27.5 million, respectively.
Cash (used in) provided by investing activities:
Years ended May 31, 2025 and 2024:
•$4.5 million and $2.5 million, respectively, of cash was used for fixed asset additions;
•$5.7 million and $5.0 million, respectively, of cash was used for Auryon placement and evaluation unit additions;
•$134.5 million of cash was received for the divestiture of the PICCs, Midline, dialysis and BioSentry businesses in fiscal year 2024; and
•$3.3 million of cash was used for the acquisition of exclusive licenses in fiscal year 2024.
Cash provided by (used in) financing activities:
Years ended May 31, 2025 and 2024:
•$6.3 million of proceeds from financing arrangements offset with $0.1 million of principal payments on the financing arrangements in fiscal year 2025;
•$1.7 million of cash was used for the repurchase of common shares in fiscal year 2025;
•$5.0 million and $15.0 million, respectively, of contingent consideration payments;
•$50.0 million repayment of the Credit Agreement in connection with the completion of the dialysis and BioSentry divestiture in fiscal year 2024; and

•$0.9 million and $0.8 million, respectively, of proceeds from stock option and ESPP activity.
On May 28, 2025, the Company entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. The Credit Agreement has a two-year maturity and provides for a $25.0 million secured revolving credit facility (the "Revolving Facility"), which is subject to a borrowing base comprised of certain working capital assets of the Company. As of May 31, 2025, there is no outstanding balance on the Revolving Facility. We believe that our current cash balance, together with cash generated from operations and access to our Revolving Facility, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make acquisitions of other businesses or technologies in the future for cash, we may require external financing.
Our contractual obligations as of May 31, 2025 are set forth in the table below (in thousands). We have no variable interest entities or other off-balance sheet obligations.

	Cash payments due by period as of May 31, 2025
(in thousands)	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Operating leases (1)	$4,580	$2,277	$1,788	$515	$—
Finance leases	4,714	800	1,549	2,365	—
Royalties	32,380	3,620	7,240	7,240	14,280
	$41,674	$6,697	$10,577	$10,120	$14,280
(1) Operating leases include short-term leases that are not recorded on our Consolidated Balance Sheets under ASU No. 2016-02.

Results of Operations for the years ended May 31, 2024 and 2023
For management discussion and analysis of our 2024 financial results and liquidity compared with 2023, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended May 31, 2024 filed on July 25, 2024.
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
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 3.4% of our sales in fiscal year 2025 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross margin will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expense) Income. Significant non-functional balances include accounts receivable due from some of our international customers.
INTEREST RATE RISK
The risk associated with fluctuating interest rates is primarily limited to indebtedness. As of May 31, 2025, the Company does not have any outstanding debt (see Note 11, "Long-Term Debt" set forth in the Notes in the consolidated financial statements included in this Annual Report on Form 10-K).
Interest on the Revolving Facility will be based, at the Company's option, on a rate equal to (i) the Secured Overnight Financing Rate ("SOFR") plus 0.1% (subject to a floor of 0%) ("Adjusted Term SOFR"), or (ii) the alternate base rate (subject to a floor of 0%) ("ABR"), and in each case with a margin for Adjusted Term SOFR loans of 2.0% and for ABR loans of 1.0%. The Revolving Facility will also carry a commitment fee of 0.2% per annum on the unused portion. The Revolving Facility contains customary benchmark replacement and rate fallback provisions.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of May 31, 2025.
The effectiveness of our internal control over financial reporting as of May 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal year ended May 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
AngioDynamics, Inc.
Latham, New York
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of AngioDynamics, Inc. and subsidiaries (the “Company”) as of May 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended May 31, 2025, of the Company and our report dated July 18, 2025, expressed an unqualified opinion on those financial statements.
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
July 18, 2025

Item 9B. Other Information.
    None.

Item 9C. Foreign Jurisdictions that Prevent Inspections.

    Not applicable.

Part III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year end pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders, currently scheduled for October 2025. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
AngioDynamics, Inc.
Latham, New York
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AngioDynamics, Inc. and subsidiaries (the "Company") as of May 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended May 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 18, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary, based upon historical experience, assessment of economic conditions, and expected demand. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory. As of May 31, 2025, the Company has inventories of $62.0 million, net of excess quantities and obsolescence reserves.
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

/s/ Deloitte & Touche LLP
Boston, Massachusetts
July 18, 2025
We have served as the Company’s auditor since 2016.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended May 31,
	2025	2024	2023
Net sales	$292,498	$303,914	$338,752
Cost of sales (exclusive of intangible amortization)	134,793	149,216	164,506
Gross margin	157,705	154,698	174,246
Operating expenses
Research and development	26,222	31,512	29,883
Sales and marketing	103,135	102,818	104,249
General and administrative	42,092	41,164	40,003
Amortization of intangibles	10,318	13,048	18,790
Goodwill impairment	—	159,476	14,549
Change in fair value of contingent consideration	272	432	2,320
Acquisition, restructuring and other items, net	15,620	53,182	15,633
Total operating expenses	197,659	401,632	225,427
Gain on sale of assets	—	54,499	—
Operating loss	(39,954)	(192,435)	(51,181)
Other expenses
Interest income (expense), net	978	1,614	(2,702)
Other income (expense), net	4,944	(817)	(554)
Total other income (expense), net	5,922	797	(3,256)
Loss before income tax benefit	(34,032)	(191,638)	(54,437)
Income tax benefit	(39)	(7,289)	(1,995)
Net loss	$(33,993)	$(184,349)	$(52,442)
Loss per share
Basic	$(0.83)	$(4.59)	$(1.33)
Diluted	$(0.83)	$(4.59)	$(1.33)
Weighted average shares outstanding
Basic	40,853	40,181	39,480
Diluted	40,853	40,181	39,480
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended May 31,
	2025	2024	2023
Net loss	$(33,993)	$(184,349)	$(52,442)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	2,342	358	(6,080)
Other comprehensive income (loss), before tax	2,342	358	(6,080)
Income tax benefit (expense) related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss), net of tax	2,342	358	(6,080)
Total comprehensive loss, net of tax	$(31,651)	$(183,991)	$(58,522)

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31, 2025	May 31, 2024
Assets
Current Assets
Cash and cash equivalents	$55,893	$76,056
Accounts receivable, net of allowances of $2,215 and $2,141 respectively	42,890	43,610
Inventories	62,006	60,616
Prepaid expenses and other	7,535	12,971
Total current assets	168,324	193,253
Property, plant and equipment, net	32,300	35,666
Intangible assets, net	69,116	77,383
Other assets	10,404	11,369
Total Assets	$280,144	$317,671
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$33,291	$37,751
Accrued liabilities	35,518	41,098
Current portion of contingent consideration	—	4,728
Other current liabilities	7,388	7,578
Total current liabilities	76,197	91,155
Deferred income taxes	4,073	4,852
Other long-term liabilities	16,904	16,078
Total Liabilities	97,174	112,085
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 41,607,877 and 40,801,597 shares issued and 40,994,030 and 40,431,597 shares outstanding at May 31, 2025 and 2024, respectively	385	385
Additional paid-in capital	621,186	610,484
Accumulated deficit	(429,197)	(395,204)
Treasury stock, 613,847 and 370,000 shares, at cost at May 31, 2025 and 2024, respectively	(7,381)	(5,714)
Accumulated other comprehensive loss	(2,023)	(4,365)
Total Stockholders' Equity	182,970	205,586
Total Liabilities and Stockholders' Equity	$280,144	$317,671
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at May 31, 2022	39,541,173	$380	$586,879	$(158,413)	$1,357	(370,000)	$(5,714)	424,489
Net loss				(52,442)				(52,442)
Exercise of stock options	21,617	1	155					156
Issuance/cancellation of restricted stock units	239,028		(720)					(720)
Issuance of performance share units	29,826		(312)					(312)
Purchase of common stock under Employee Stock Purchase Plan	149,778	1	2,046					2,047
Stock-based compensation			11,158					11,158
Other comprehensive loss, net of tax					(6,080)			(6,080)
Balance at May 31, 2023	39,981,422	$382	$599,206	$(210,855)	$(4,723)	(370,000)	$(5,714)	$378,296
Net loss				(184,349)				(184,349)
Issuance/cancellation of restricted stock units	450,561		(305)					(305)
Issuance/cancellation of performance share units	87,377		(546)					(546)
Purchase of common stock under Employee Stock Purchase Plan	282,237	3	1,600					1,603
Stock-based compensation			10,529					10,529
Other comprehensive income, net of tax					358			358
Balance at May 31, 2024	40,801,597	$385	$610,484	$(395,204)	$(4,365)	(370,000)	$(5,714)	$205,586
Net loss				(33,993)				(33,993)
Exercise of stock options	25,000	—	248					248
Issuance/cancellation of restricted stock units	464,525		(326)					(326)
Issuance/cancellation of performance share units	60,731		(347)					(347)
Purchase of common stock under Employee Stock Purchase Plan	256,024	3	1,355					1,358
Stock-based compensation			9,772					9,772
Common stock repurchased		(3)				(243,847)	(1,667)	(1,670)
Other comprehensive income, net of tax					2,342			2,342
Balance at May 31, 2025	41,607,877	$385	$621,186	$(429,197)	$(2,023)	(613,847)	$(7,381)	$182,970
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended May 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(33,993)	$(184,349)	$(52,442)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	25,800	27,712	30,873
Non-cash lease expense	1,958	1,931	2,484
Goodwill impairment	—	159,476	14,549
Stock based compensation	9,772	10,529	11,158
Gain on dispositions	—	(54,499)	—
Transaction costs for disposition	—	(5,084)	—
Change in fair value of contingent consideration	272	432	2,320
Deferred income tax provision	(988)	(7,968)	(2,311)
Changes in accounts receivable allowances	699	1,326	695
Asset impairments and disposals	173	7,108	291
Write-off of other assets	—	869	—
Other	291	(62)	(513)
Changes in operating assets and liabilities:
Accounts receivable	23	7,894	(1,299)
Inventories	(1,347)	(9,410)	(8,198)
Prepaid expenses and other	3,089	(11,594)	332
Accounts payable, accrued and other liabilities	(15,877)	27,531	2,139
Net cash (used in) provided by operating activities	(10,128)	(28,158)	78
Cash flows from investing activities:
Additions to property, plant and equipment	(4,464)	(2,518)	(3,812)
Additions to placement and evaluation units	(5,714)	(5,015)	(5,394)
Proceeds from sale of assets	—	134,500	—
Acquisition of intangibles	—	(3,250)	(540)
Net cash (used in) provided by investing activities	(10,178)	123,717	(9,746)
Cash flows from financing activities:
Proceeds from issuance of and borrowings on long-term debt	—	—	70,000
Repayment of long-term debt	—	(50,000)	(45,000)
Deferred financing costs on long-term debt	(680)	—	(751)
Principal payments on financing arrangement	(148)	—	—
Proceeds from financing arrangement	6,310	—	—
Payment of acquisition related contingent consideration	(5,000)	(15,000)	—
Repurchase of common stock	(1,670)	—	—
Proceeds from exercise of stock options and employee stock purchase plan	933	752	1,171
Net cash (used in) provided by financing activities	(255)	(64,248)	25,420
Effect of exchange rate changes on cash and cash equivalents	398	125	43
Increase (decrease) in cash and cash equivalents	(20,163)	31,436	15,795
Cash and cash equivalents at beginning of year	76,056	44,620	28,825
Cash and cash equivalents at end of year	$55,893	$76,056	$44,620

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year ended May 31,
	2025	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of fixed assets	$(49)	$(78)	$124
Cash paid during the year for:
Interest	$185	$—	$2,577
Income taxes	800	455	342

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
The Company is a dynamic, diversified medical technology company committed to expanding treatment options and improving patient outcomes and quality of life by focusing on cardiovascular disease and cancer. Our execution strategy is built on innovative R&D, clinical and regulatory pathway expansion and customer centric sales performance.
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
Fair Value Instruments
The carrying amount of the Company's cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates fair value due to the short-term nature or market interest rates of these items. The Company bases the fair value of short-term investments on quoted market prices or other relevant information generated by market transactions involving identical or comparable assets. See Note 4, "Fair Value of Financial Instruments" set forth in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K, for further discussion of financial instruments that are carried at fair value on a recurring and nonrecurring basis.
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

Estimated useful lives
Building and building improvements	3 to 39 years
Computer software and equipment	1 to 10 years
Machinery and equipment	3 to 11 years
Placement and evaluation units	5 years
The Company evaluates property, plant and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized.
Intangible Assets
Intangible assets are amortized over their estimated useful lives, which range between two to eighteen years, on a straight-line basis over the expected period of benefit. The Company periodically reviews the estimated useful lives of intangible assets and reviews such assets or asset groups for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. When testing for impairment of definite-lived intangible assets held for use, the Company groups assets at the lowest level for which cash flows are separately identifiable. The Company operates as two reporting units and two asset groups. If a triggering event is deemed to exist, the Company performs an undiscounted operating cash flow analysis to determine if an impairment exists. If an intangible asset is considered to be impaired, the amount of the impairment will equal the excess of the carrying value over the fair value of the asset.
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
Revenue Recognition
The Company recognizes revenue when it transfers control of promised goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods and services. See Note 3, “Revenue from Contracts with Customers” set forth in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion on revenue.
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
Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in "Other expense, net" in the Consolidated Statements of Operations as incurred.
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
Recently Issued Accounting Pronouncements
Recently Issued Accounting Pronouncements - Adopted

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU improves the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.	June 1, 2024	The Company adopted the new standard in fiscal year 2025 and the related additional disclosures are contained in Note 18 to the consolidated financial statements in this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements - Not Yet Applicable or Adopted
Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
This ASU improves the income tax disclosure requirements on an annual basis by (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold.
		June 1, 2025	The Company plans to adopt the new standard in the first quarter of fiscal year 2026 and is assessing the impact to the consolidated financial statements.
ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-04): Disaggregation of Income Statement Expenses	This ASU improves the disclosures about a public business entity's costs and expenses by requiring the Company to disclose more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) included in each relevant income statement caption.	June 1, 2027	The Company plans to adopt the new standard for the fiscal year 2028 and is assessing the impact to the consolidated financial statements.
2. DIVESTITURES
PICCs and Midlines
Pursuant to an asset purchase agreement dated February 15, 2024 (the "Spectrum Asset Purchase Agreement"), the Company completed the divestiture of its PICC and Midline businesses (the "Spectrum Divestiture") to Spectrum Vascular ("Spectrum"). Total consideration received by the Company for the Spectrum Divestiture in the third quarter of fiscal year 2024 was $34.5 million in cash and resulted in a pre-tax book gain of $6.7 million. Included in the agreement is a $5.5 million earn-out related to the sales of divested products over a two year period and a milestone payment of $5.0 million paid upon final transfer of the manufacturing to a third-party that Spectrum will pay to the Company upon achievement. The Company achieved the sales milestone related to the divested products in the third quarter of fiscal year 2025 and $5.5 million was paid to the Company in the fourth quarter of fiscal year 2025. The final transfer of manufacturing has not been achieved as of May 31, 2025.
The Company and Spectrum entered into various agreements to facilitate the transition of the divested businesses to Spectrum, including a Transition Services Agreement ("TSA") and Transition Manufacturing Agreement. The Company determined that the divestiture of the businesses did not constitute a strategic shift that had a major effect on the Company's operations or financial results and as a result, this transaction will not be classified as discontinued operations.
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
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition
Under ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following tables summarize net sales by Med Tech, Med Device and by geography:

	Year ended May 31, 2025			Year ended May 31, 2024
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$109,254	$17,399	$126,653	$90,361	$16,042	$106,403
Med Device	141,729	24,116	165,845	161,125	36,386	197,511
Total	$250,983	$41,515	$292,498	$251,486	$52,428	$303,914

	Year ended May 31, 2023
(in thousands)	United States	International	Total
Net sales
Med Tech	$84,332	$12,355	$96,687
Med Device	198,381	43,684	242,065
Total	$282,713	$56,039	$338,752
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
Variable Consideration
Reserves: Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established for discounts, product returns, rebates and allowances that are offered within contracts between the Company and its customers. The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. Discounts and product returns are based on amounts earned or to be claimed on the related sales and are classified as a contra asset. During the years ended May 31, 2025, 2024 and 2023, such product returns were not material. The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The Company establishes reserves for such amounts, which is included in "Accrued liabilities" in the accompanying Consolidated Balance Sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes. The Company is also required to pay administrative fees to group purchasing organizations.

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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	May 31, 2025	May 31, 2024
Receivables	$42,890	$43,610
Contract assets	$—	$—
Contract liabilities	$277	$391
During the years ended May 31, 2025 and 2024, the Company had additions to contract liabilities of $0.2 million and $0.6 million, respectively. This was offset by $0.3 million and $0.7 million in revenue that was recognized during the years ended May 31, 2025 and 2024, respectively.
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
There were no assets or liabilities measured at fair value at May 31, 2025. The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis at May 31, 2024:

	Fair Value Measurements using inputs considered as:
(in thousands)	Level 1	Level 2	Level 3	Fair Value at May 31, 2024
Financial Liabilities
Contingent consideration for acquisition earn outs	$—	$—	$4,728	$4,728
Total Financial Liabilities	$—	$—	$4,728	$4,728
There were no transfers between Level 1, 2 and 3 for the years ended May 31, 2025 and 2024.
The following tables present the changes in fair value components of Level 3 instruments:

Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 31, 2024	$4,728
Change in present value of contingent consideration (1)	272
Contingent consideration payments	(5,000)
Balance at May 31, 2025	$—
(1) Change in the fair value of contingent consideration is included in earnings and comprised of changes in estimated earn out payments based on projections of Company performance and amortization of the present value discount.

Financial Liabilities
(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 31, 2023	$19,296
Change in fair value of contingent consideration (1)	432
Contingent consideration payments	(15,000)
Balance at May 31, 2024	$4,728
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
The final milestone associated with the contingent consideration was reached during the third quarter of fiscal year 2025 and was paid during the fourth quarter of fiscal year 2025.

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
There were no other items measured at fair value on a nonrecurring basis during the year ended May 31, 2025 or 2024.
5. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	May 31, 2025	May 31, 2024
Raw materials	$27,497	$30,736
Work in process	7,509	6,772
Finished goods	27,000	23,108
Total	$62,006	$60,616
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at May 31, 2025 and 2024 was $4.4 million and $3.3 million, respectively.
6. PREPAID EXPENSES AND OTHER
Prepaid expenses and other consisted of the following:

(in thousands)	May 31, 2025	May 31, 2024
Deposits	$1,372	$913
Software licenses	1,801	1,643
TSA receivable	250	6,401
License fees	227	208
Trade shows	400	580
Rent	247	185
Other prepaid taxes	166	464
Other	3,072	2,577
Total	$7,535	$12,971
7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:

(in thousands)	May 31, 2025	May 31, 2024
Building and building improvements	$16,604	$30,099
Computer software and equipment	29,038	28,407
Machinery and equipment	16,596	15,756
Placement and evaluation units	36,991	31,312
Construction in progress	3,794	2,638
	103,023	108,212
Less accumulated depreciation	(71,116)	(69,675)
Less building impairment	—	(3,364)
	31,907	35,173
Land and land improvements	393	493
	$32,300	$35,666
Depreciation expense for fiscal years 2025, 2024 and 2023 was $13.5 million, $14.7 million and $11.9 million, respectively. Depreciation expense for the year ended May 31, 2025 and 2024 includes accelerated depreciation of $3.4 million and $2.4 million, respectively, related to the plant closure announced on January 5, 2024 (see Note 19 "Acquisition, restructuring and other items, net" as set forth in the Notes to the consolidated financial statements in this Annual Report on Form 10-K). During the third quarter of fiscal year 2024, the Company received a purchase offer for the properties located at 603 Queensbury Avenue, Queensbury NY and 8 Glens Falls Tech Park, Glens Falls, NY. This resulted in an impairment charge of $3.4 million to write the buildings down to fair value.
8. INTANGIBLE ASSETS
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
There were no impairment charges on definite lived intangible assets for the year ended May 31, 2025. During the third quarter of fiscal year 2024, the Company made the decision to abandon the Syntrax product line. This resulted in an impairment charge of $3.3 million. The impairment charge is recorded in "Acquisition, restructuring and other items, net", on the Consolidated Statements of Operations (see Note 19 "Acquisition, restructuring and other items, net" as set forth in the Notes to the consolidated financial statements in this Annual Report on Form 10-K). There were no other impairment charges on definite lived intangible assets for the year ended May 31, 2024.
Intangible assets consisted of the following:

	May 31, 2025
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$178,673	$(112,657)	$66,016
Customer relationships	7,749	(4,802)	2,947
Trademarks	2,100	(2,081)	19
Licenses	3,837	(3,703)	134
	$192,359	$(123,243)	$69,116

	May 31, 2024
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$176,227	$(102,468)	$73,759
Customer relationships	9,028	(5,628)	3,400
Trademarks	2,100	(2,024)	76
Licenses	3,837	(3,689)	148
	$191,192	$(113,809)	$77,383
Amortization expense was $10.3 million, $13.0 million and $18.8 million for fiscal years 2025, 2024 and 2023, respectively.
Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
2026	$10,302
2027	10,212
2028	10,163
2029	10,065
2030	10,052
2031 and thereafter	18,322
$69,116
9. INCOME TAXES
The components of loss before income tax benefit are as follows:

	Year ended May 31,
(in thousands)	2025	2024	2023
Loss before tax expense:
U.S.	$(30,172)	$(177,314)	$(45,240)
Non-U.S.	(3,860)	(14,324)	(9,197)
	$(34,032)	$(191,638)	$(54,437)
Income tax benefit is comprised of the following:

	Year ended May 31,
(in thousands)	2025	2024	2023
Current
U.S.	621	318	129
Non U.S.	328	361	187
	949	679	316
Deferred
U.S.	—	(7,039)	(207)
Non U.S.	(988)	(929)	(2,104)
	(988)	(7,968)	(2,311)

Income tax benefit	$(39)	$(7,289)	$(1,995)

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

(in thousands)	May 31, 2025	May 31, 2024
Deferred tax assets
Net operating loss carryforward	$34,388	$28,243
Stock-based compensation	3,396	3,796
Federal and state R&D tax credit carryforward	8,275	7,777
Inventories	1,016	762
Expenses incurred not currently deductible	18,188	15,694
Accrued liabilities	34	39
Gross deferred tax asset	65,297	56,311
Deferred tax liabilities
Depreciation and amortization	10,915	8,443
	10,915	8,443
Valuation allowance	(58,440)	(52,680)
Net deferred tax liability	$(4,058)	$(4,812)
The net deferred tax liability of $4.0 million as of May 31, 2025 relates to the stock acquisition of Eximo Medical Ltd. primarily related to book intangibles partially offset by tax net operating losses and capitalized R&D expenditures. The net deferred tax liability of $4.9 million as of May 31, 2024 relates to the stock acquisition of Eximo Medical Ltd. primarily related to book intangibles partially offset by tax net operating losses and capitalized R&D expenditures.
The Company's U.S. Federal net operating loss carryforwards as of May 31, 2025 after considering IRC Section 382 limitations are $135.6 million. The expiration of the Federal net operating loss carryforwards are as follows: $37.1 million between 2030 and 2032, and $98.5 million indefinitely.
The Company's state net operating loss carryforwards as of May 31, 2025 after considering remaining IRC Section 382 limitations are $23.9 million which expire in various years from 2030 to 2043. The Company has Israel tax net operating losses of $19.2 million that can be carried forward indefinitely.
Beginning in 2018, except for the Global Intangible Low-Taxed Income, the Company will no longer record United States federal income tax on its share of the income of its foreign subsidiaries, nor will it record a benefit for foreign tax credits related to that income. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would have no further federal income tax liability. The Company intends to indefinitely reinvest the unremitted foreign earnings of all other subsidiaries as of May 31, 2025, as well as all subsequent earnings generated by all of our foreign subsidiaries. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practical.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. As a result of the full impairment of Goodwill and the reversal of the naked credit deferred tax liability sourced income, the Company has recorded a full valuation allowance on its US net deferred tax assets as of May 31, 2025. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
The Company's consolidated income tax expense has differed from the amount that would be provided by applying the U.S. Federal statutory income tax rate to the Company's income before income taxes for the following reasons:

	Year ended May 31,
(in thousands)	2025	2024	2023
Income tax benefit at federal statutory tax rate of 21.0%, 21.0% and 21.0%, respectively	$(7,147)	$(40,244)	$(11,432)
State income taxes, net of Federal tax benefit	10	(3,016)	(353)
Impact of Non-U.S. operations	150	2,440	14
Research and development tax credit	(497)	(907)	(991)
Meals and entertainment	250	244	258
Goodwill impairment	—	4,867	3,055
Non-deductible executive compensation	294	201	366
Change in valuation allowance	5,760	26,921	5,556
Stock based compensation	1,325	1,357	505
Other	(184)	848	1,027
Income tax benefit	$(39)	$(7,289)	$(1,995)
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year ended May 31,
(in thousands)	2025	2024	2023
Unrecognized tax benefits balance at June 1	$—	$464	$464
Decrease in gross amounts of tax positions related to prior years due to U.S. tax reform	—	—	—
Decrease due to lapse in statute of limitations	—	(464)	—
Unrecognized tax benefits balance at May 31	$—	$—	$464
The table above includes unrecognized tax benefits associated with the calculation of limitations placed on the utilization of tax attributes related to an acquired company.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. There are no accrued interest and penalties recognized in the Consolidated Balance Sheets as of May 31, 2025 and 2024.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Fiscal years 2022 through 2024 remain open to examination by the various tax authorities.
The Company does not anticipate that the amount of unrecognized tax benefits will significantly change in the next twelve months.

10. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

(in thousands)	May 31, 2025	May 31, 2024
Payroll and related expenses	$20,397	$15,640
Outside services	3,143	8,962
Research and development	1,459	1,255
Royalties	2,642	2,575
Sales and franchise taxes	531	520
Deferred warranties	374	—
Transaction service agreement payable	2,241	6,259
Rebates	446	412
Accrued freight	575	—
Accrued severance	800	1,486
Other	2,910	3,989
Total	$35,518	$41,098
11. LONG-TERM DEBT
On May 28, 2025, the Company entered into a new Credit Agreement (the “Credit Agreement”) with its subsidiary RITA Medical Systems, LLC (“RITA” and, together with the Company, the “Loan Parties”), the lenders party thereto and JPMorgan Chase Bank, N.A., individually and as administrative agent, issuing bank and swingline lender.
The Credit Agreement provides for a $25.0 million secured revolving credit facility (the "Revolving Facility"), which is subject to a borrowing base comprised of certain working capital assets of the Company. Additionally, until such time as the Company has demonstrated a fixed charge coverage ratio greater than 1.10 to 1.00, the Revolving Facility will be further reduced by $5,000,000 (such period, the “Availability Block Period”). To the extent requested by the Company, and subject to certain customary limitations, the lenders will make revolving loan advances to the Company and the issuing bank will issue letters of credit for the account of the Company, in each case in an aggregate amount not exceeding the availability under the Revolving Facility. Issuances of letters of credit under the Revolving Facility shall further be limited by an issuance cap, which as at the closing date is set at $2,000,000. The proceeds of the Revolving Facility may be used for working capital and for general corporate needs of AngioDynamics and its subsidiaries.
The Credit Agreement has a two-year maturity. Interest on the Revolving Facility will be based, at the Company's option, on a rate equal to (i) the Secured Overnight Financing Rate ("SOFR") plus 0.1% (subject to a floor of 0%) ("Adjusted Term SOFR"), or (ii) the alternate base rate (subject to a floor of 0%) ("ABR"), and in each case with a margin for Adjusted Term SOFR loans of 2.0% and for ABR loans of 1.0%. The Revolving Facility will also carry a commitment fee of 0.2% per annum on the unused portion. The Revolving Facility contains customary benchmark replacement and rate fallback provisions.
The Company's obligations under the Credit Agreement are unconditionally guaranteed, jointly and severally, by the Company's material direct and indirect domestic subsidiaries (the “Guarantors”). The sole Guarantor as at the closing date is RITA. All obligations of the Company and the Guarantors under the Revolving Facility are secured by first priority security interests in substantially all of the assets of the Loan Parties and the Guarantors.
The Credit Agreement includes customary representations, warranties and covenants, and acceleration, indemnity and events of default provisions, including, among other things, a financial covenant which requires the Company to maintain, as of the end of each calendar month commencing after the end of the Availability Block Period, a fixed charge coverage ratio of EBITDA* minus unfinanced capital expenditures to consolidated interest expense paid or payable in cash plus scheduled principal payments in respect of indebtedness under the Credit Agreement of not less than 1.05 to 1.00.
* The definitions of total indebtedness, EBITDA, capital expenditures and interest expense are specifically defined in the Credit Agreement included as an exhibit to Form 8-K filed on May 28, 2025.
As of May 31, 2025 there was no amounts outstanding on the Revolving Facility. As of May 31, 2025, the carrying value of long-term debt approximated its fair market value.

12. RETIREMENT PLANS
The Company has a 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by the Company. Matching contributions were $4.5 million, $4.6 million and $4.2 million in 2025, 2024 and 2023, respectively. There are also various immaterial foreign retirement plans.
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
Stock Options
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. On November 3, 2022 and November 14, 2023, the Company’s shareholders approved amendments to the 2020 Plan to increase the reserve of shares of common stock available for grants by 1.95 million shares and 1.5 million shares, respectively. On November 12, 2024, the Company's shareholders approved an additional amendment to the 2020 Plan to increase the reserve of shares of common stock available for future grants by 3.2 million shares. As of May 31, 2025, there remained approximately 4.0 million shares of common stock available for future grant under the 2020 Plan.
Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.

The following table summarizes information about stock option activity for the fiscal year ended May 31, 2025:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year - June 1, 2024	2,162,983	$16.29
Granted	561,923	$7.35
Exercised	(25,000)	$9.92
Forfeited	(164,404)	$16.56
Expired	—	$—
Outstanding at end of year - May 31, 2025	2,535,502	$14.36	6.35	$2,219
Options exercisable at year-end	1,502,837	$17.09	4.88	$223
Options expected to vest in future periods	1,032,665	$10.38	8.48	$1,997
Stock options are granted at exercise prices equal to the quoted market price of common stock at the date of the grant. Options vest 25% per year over four years for employees. Stock options granted prior to May 1, 2007 and after June 1, 2017 expire on the tenth anniversary of the grant date.
The Company measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during the years ended May 31, 2025, 2024 and 2023 was $3.75, $4.30, and $9.27, respectively. The following assumptions were used in arriving at the fair value of options granted during 2025, 2024 and 2023, respectively: risk-free interest rates of 4.06%, 3.96% and 3.20%; expected volatility of 52%, 49%, and 44%; and expected lives of 5.36 years, 5.23 years, and 5.14 years. The Company does not declare dividends therefore a dividend yield of zero was used for the years ended May 31, 2025, 2024 and 2023. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury bonds whose maturity period equals the expected term of the option. Expected volatilities are based on the historical volatility of the Company's stock. The expected option lives are based on historical experience of employee exercise behavior.
The total intrinsic value of options exercised during the years ended May 31, 2025 and 2023 was $0.1 million and $0.2 million, respectively. There were no options exercised during the year ended May 31, 2024. As of May 31, 2025, there was $3.2 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a weighted average period of 2 years.
Cash received from option exercises during 2025 and 2023 was $0.2 million and $0.3 million, respectively. There were no options exercised during the year ended May 31, 2024. Due to the valuation allowance there was no tax benefit realized from stock option exercises during the years ended May 31, 2025, 2024 and 2023.
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

 The following table summarizes information about restricted stock unit activity for the year ended May 31, 2025:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year, June 1, 2024	1,080,898	$12.44
Granted	1,066,865	$7.47
Vested	(513,152)	$7.14
Canceled	(126,372)	$10.32
Non-vested at end of year, May 31, 2025	1,508,239	$9.34
The fair value of each restricted stock unit is the market price of Company stock on the date of grant. The weighted average grant date fair value of restricted stock units granted during the years ended May 31, 2025, 2024 and 2023 was $7.47, $8.74 and $19.99, respectively. The total intrinsic value of restricted stock units (meaning the fair value of the units on the date of vest) vesting during the years ended May 31, 2025, 2024 and 2023 was $3.7 million, $4.2 million, and $5.6 million, respectively. As of May 31, 2025, there was $9.5 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of 3 years.
The Company grants performance share awards to certain employees under the 2020 Plan, and historically under the 2004 Plan, which gives the recipients the right to receive shares of Company stock if certain criteria is met.
 The following table summarizes information about performance unit award activity for the year ended May 31, 2025:

	Performance Unit Awards	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year, June 1, 2024	742,708	$16.13
Granted	513,594	$7.40
Vested	(107,560)	$7.40
Canceled	(71,410)	$20.81
Non-vested at end of year, May 31, 2025	1,077,332	$10.81
During fiscal years 2025, 2024 and 2023, the Company granted performance unit awards. Performance unit awards subject to vesting are based on the Company's level of attainment of the performance targets which are set for each of the three performance years along with continued employment of the grantee. At the end of the three year period, the vested shares are subject to modification based on the Company’s TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year period.
In order to estimate the fair value of such awards, a Monte Carlo Simulation valuation model on the date of the grant was used. For the years ended May 31, 2025, 2024 and 2023, the weighted average grant date fair market value for new grants was $8.29, $9.53 and $23.71, respectively. Compensation cost is recognized over the performance period which is typically three years. As of May 31, 2025, there was $1.6 million of unrecognized compensation cost which is expected to be recognized over a weighted average period of 1 year.
Compensation Expense
The following tables represents the break out of stock-based compensation included in the Company's Consolidated Statement of Operations:

	Year ended May 31,
(in thousands)	2025	2024	2023
Cost of sales	$218	$288	$793
Research and development	1,413	1,400	1,459
Sales and marketing	2,554	3,243	2,922
General and administrative	5,479	5,595	5,984
Acquisition, restructuring and other items, net	108	3	—
	$9,772	$10,529	$11,158

The income tax benefit on the compensation expense recognized for all stock-based compensation arrangements was $2.2 million, $2.4 million and $2.6 million for the years ended May 31, 2025, 2024 and 2023, respectively. The income tax benefit for 2025, 2024 and 2023 are negated by the full valuation allowance recorded against the deferred tax assets.
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
The Company uses the Black-Scholes option-pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognize expense related to shares purchased ratably over the offering period. During the years ended May 31, 2025, 2024 and 2023, 256,024, 282,237 and 149,778 shares, respectively, were issued at an average price of $5.31, $5.68 and $13.67, respectively, under the Stock Purchase Plan. As of May 31, 2025, 2.6 million shares remained available for future purchases under the Stock Purchase Plan.
14. EQUITY
On July 16, 2024, the Board of Directors approved a share repurchase program (the "Repurchase Program") under which they authorized the Company the option to repurchase up to $15.0 million of its outstanding common stock. The timing and amount of any share repurchases under the authorization will be determined by management within certain parameters and based on market conditions and other considerations. During the year ended May 31, 2025, the Company repurchased 243,847 shares of common stock in the open market at an aggregate cost of $1.7 million under the Repurchase Program. There were no share repurchases during the year ended May 31, 2024. As of May 31, 2025, $13.3 million remained available for repurchase under the Repurchase Program.
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
The following table reconciles basic to diluted weighted average shares outstanding:

	Year ended May 31,
	2025	2024	2023
Basic	40,852,564	40,180,925	39,480,367
Effect of dilutive securities	—	—	—
Diluted	40,852,564	40,180,925	39,480,367

Securities excluded as their inclusion would be anti-dilutive	5,121,073	3,973,382	3,491,099
16. LEASES
The Company determines if an arrangement is a lease at inception of the contract. The Company has operating leases for buildings, primarily for office space, R&D and warehousing. The Company has financing arrangements for manufacturing and distribution.

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
Based on certain criteria, the transaction was accounted for as a financing arrangement, as it did not meet the criteria for a sale-leaseback. As a result, the assets remain in "Property, plant and equipment, net" on the Consolidated Balance Sheets at their historical book value and are depreciated over the term of the lease agreements. A financing arrangement was recorded in the amount of the net proceeds received. The Company will recognize monthly rent as a reduction of the finance arrangement and interest expense, using the effective interest rate method. No gain or loss was recognized related to the financing arrangement for the twelve months ended May 31, 2025.
As of May 31, 2025, the carrying value of the financing arrangement was $6.2 million, of which $0.4 million was classified as "Other current liabilities" and $5.8 million was classified as "Other long-term liabilities" on the Consolidated Balance Sheets. Interest expense associated with the financing arrangement was $0.2 million for the twelve months ending May 31, 2025.
Remaining future cash payments related to the financing arrangement as of May 31, 2025 for each of the following fiscal years is:

(in thousands)	May 31, 2025
2026	$800
2027	804
2028	745
2029	660
2030 and thereafter	1,705
Total minimum liability payments	$4,714
Less: imputed interest	(2,028)
Total	$2,686
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
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	May 31, 2025	May 31, 2024
Assets
Operating lease ROU assets	Other assets	$3,850	$5,804
Liabilities
Current operating lease liabilities	Other current liabilities	1,840	1,975
Non-current operating lease liabilities	Other long-term liabilities	2,106	3,939
Total lease liabilities		$3,946	$5,914
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

	May 31, 2025	May 31, 2024
Weighted average remaining term (in years)	2.77	3.43
Weighted average discount rate	4.8%	4.7%
The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	May 31, 2025
2026	$1,982
2027	985
2028	729
2029	515
2030 and thereafter	—
Total lease payments	$4,211
Less: Imputed Interest	265
Total lease obligations	$3,946
Less: Current portion of lease obligations	1,840
Long-term lease obligations	$2,106
During the years ended May 31, 2025, 2024 and 2023 the Company recognized operating lease expense, which includes immaterial short-term leases, of $2.6 million, $2.5 million and $2.7 million, respectively. The expenses on the Consolidated Statement of Operations were classified as follows:

(in thousands)	May 31, 2025	May 31, 2024	May 31, 2023
Cost of sales	$896	$866	$881
Research and development	372	195	193
Sales and marketing	167	161	162
General and administrative	1,155	1,327	1,458
Acquisition, restructuring and other items, net	42	—	—
	$2,632	$2,549	$2,694
The following table presents supplemental cash flow and other information related to leases:

(in thousands)	May 31, 2025	May 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,207	$2,142
ROU assets obtained in exchange for lease liabilities
Operating leases	—	3,057

17. COMMITMENTS AND CONTINGENCIES
Other Commitments and Contingencies
The following table summarizes the Company's other future commitments and contingencies as of May 31, 2025:

(in thousands)	Total	2026	2027	2028	2029	2030 and thereafter
Royalties (1)	$32,380	$3,620	$3,620	$3,620	$3,620	$17,900
	$32,380	$3,620	$3,620	$3,620	$3,620	$17,900
(1) These are future minimum royalty payments.
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
On March 31, 2024, the Company and Bard’s parent company Becton, Dickinson and Company (collectively, “BD”) entered into a settlement agreement (the “Settlement Agreement”) to resolve the ongoing litigations. Under the terms of the Settlement Agreement, BD granted a license to the Company under certain of BD’s port patents and AngioDynamics granted BD a license under certain of the Company’s catheter patents. The Company made a one-time lump sum payment to BD in the amount of $7.0 million, $3.0 million which was paid within 5 business days of execution of the Settlement Agreement, and the remainder is payable in installments during 12 month period ending March 31, 2025. The Company will also make six minimum annual payments to BD of $2.5 million starting in fiscal year 2025, and potential additional payments if six percent (6%) of annual net sales of the Company’s port products exceed the minimum payment. The Company made payments of $6.5 million related to the minimum annual payments to BD during the fiscal year ended May 31, 2025. The parties will participate in the pending appeal before the Federal Circuit of the case that was filed March 10, 2015 and a contingent payment of $3.0 million will be due from the Company to BD if the Federal Circuit reverses or vacates the District Court’s findings of invalidity with respect to the patent claims at issue in the case. Appellate briefing is closed, but an argument date has not yet been set. Neither party admitted any liability and the agreement contains mutual covenants not to sue and releases. As of May 31, 2025, there was $2.5 million payable to BD recorded in other current liabilities and $9.0 million recorded in other long-term liabilities.
Port Product Claims
As of May 31, 2025, the Company is defending approximately 162 product liability claims involving the Company's port products (collectively, the “Port Product Claims”). The Port Product Claims are consolidated for pretrial proceedings in the United States District Court for the Southern District of California. The Port Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Port Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company.

18. SEGMENTS AND GEOGRAPHIC INFORMATION
Segment information
The Company regularly reviews its segments and the approach used by the chief operating decision maker, the President and Chief Executive Officer ("CEO"), to evaluate performance and allocate resources. The Company manages its operations through two operating segments, Med Tech and Med Device. The CEO evaluates these two operating segments based on gross margin to, among other items, allocate resources and assess performance. The CEO uses gross margin in the budgeting and forecasting process to assess profitability and enable decision making regarding strategic initiatives, investments and personnel across the two operating segments. Executives reporting to the CEO include those responsible for commercial operations, manufacturing operations, regulatory and quality and certain corporate functions.
The Med Tech segment is comprised of our technology portfolio including Auryon, the thrombus management platform and NanoKnife. The Med Device segment is comprised of our Core, Venous, Ports and other Oncology products.
The Company manages its assets on a total company basis, not by operating segment; therefore, the CEO does not review any asset information by operating segment and, accordingly, asset information is not reported or evaluated by operating segment.
The table below summarizes net sales, cost of sales and gross margin by Med Tech and Med Device:

	Year ended May 31,
(in thousands)	2025	2024	2023

Med Tech Net Sales	$126,653	$106,403	$96,687
Med Tech Cost of Sales (exclusive of intangible amortization)	$48,138	$39,205	$34,721
Gross Margin	$78,515	$67,198	$61,966
Gross Margin %	62.0%	63.2%	64.1%

Med Device Net Sales	$165,845	$197,511	$242,065
Med Device Cost of Sales (exclusive of intangible amortization)	$86,655	$110,011	$129,785
Gross Margin	$79,190	$87,500	$112,280
Gross Margin %	47.7%	44.3%	46.4%

Total Net Sales	$292,498	$303,914	$338,752
Total Cost of Sales (exclusive of intangible amortization)	$134,793	$149,216	$164,506
Gross Margin	$157,705	$154,698	$174,246
Gross Margin %	53.9%	50.9%	51.4%

Operating expenses(1)	$197,659	$401,632	$225,427
Gain on sale of assets(2)	—	54,499	—
Other income (expense), net(3)	5,922	797	(3,256)
Loss before income tax benefit	$(34,032)	$(191,638)	$(54,437)
(1) Operating expenses include Research and development, Sales and marketing, General and administrative, Amortization of intangibles, Goodwill impairment, Change in fair value of contingent consideration and Acquisition, restructuring and other items, net.
(2) Gain on sale of assets includes the gain on the sale of divested products.
(3) Other income (expense), net includes interest income, interest expense, foreign currency impacts and bank fees.
Geographic information
The table below summarizes net sales by geographic area based on external customer location:

	Year ended May 31,
(in thousands)	2025	2024	2023
Net sales by Geography
United States	$250,983	$251,486	$282,713
International	41,515	52,428	56,039
Total	$292,498	$303,914	$338,752
For fiscal years 2025, 2024 and 2023, international sales as a percentage of total net sales were 14%, 17% and 17%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales. 65% of long-lived assets are located within the United States and 34% are located within Israel.
19. ACQUISITION, RESTRUCTURING AND OTHER ITEMS, NET
Acquisition, restructuring and other items, net consisted of:

	Year ended May 31,
(in thousands)	2025	2024	2023
Legal (1)	$715	$34,942	$9,998
Mergers and acquisitions (2)	737	399	368
Transition service agreement (3)	(1,838)	(1,092)	—
Plant Closure (4)	13,761	9,481	—
Manufacturing Relocation (5)	—	587	1,091
Intangible and other asset impairment (6)	—	6,260	—
Israeli Innovation Authority prepayment (7)	—	—	3,544
Other (8)	2,245	2,605	632
Total	$15,620	$53,182	$15,633
(1) Legal expenses related to litigation that is outside the normal course of business. For the year ended May 31, 2024, a $19.3 million settlement expense was recorded as a result of the Settlement Agreement that was entered into between the Company and BD.
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
(8) Included in the $2.2 million and $2.6 million in other for the years ended May 31, 2025 and 2024 is $0.9 million and $1.4 million, respectively, of severance due to restructurings outside of the plant closure. In addition, for the year ended May 31, 2024, $0.9 million of deferred financing fees that were written-off in conjunction with the divestiture of the Dialysis and BioSentry businesses and concurrent extinguishment of the debt.
Restructuring
The Company evaluates its performance and looks for opportunities to improve the overall operations of the Company on an ongoing basis. As a result of this evaluation, certain restructuring initiatives are taken to enhance the Company’s overall operations. On January 5, 2024, the Company announced a restructuring to optimize its manufacturing efficiency, capabilities and footprint (the "Plan").
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
(1) Included in the original and modified estimate is approximately $13.6 million and $13.3 million of non-cash charges for accelerated depreciation and building impairment.
The Company recorded restructuring charges related to the Plan during the years ended May 31, 2025 and 2024 of $13.8 million and $9.5 million, respectively. Total restructuring charges recorded to date are $23.2 million. Termination benefits are only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits are being recorded ratably over the service period.
The table below presents the restructuring reserve for the twelve months ending May 31, 2025:

	May 31, 2025
	Termination Benefits	Outside Consultants	Validation Expenses	Facilities Closeout Fees	Regulatory Filings	Other	Total
(in thousands)
Balance at May 31, 2024	$568	$1,153	$373	$—	$6	$20	$2,120
Charges	$1,555	$5,646	$1,769	$3,381	$72	$1,338	$13,761
Non-cash adjustments	$—	$—	$—	$(3,381)	$—	$—	$(3,381)
Cash payments	$(1,494)	$(6,177)	$(2,056)	$—	$(78)	$(1,192)	$(10,997)
Balance at May 31, 2025	$629	$622	$86	$—	$—	$166	$1,503

AngioDynamics, Inc. and Subsidiaries

(in thousands)	SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
Description	Balance at Beginning of Year	Additions - Charged to costs and expenses	Deductions	Balance at End of Period
Year Ended May 31, 2023
Allowance for deferred tax asset	$20,203	$5,556	$—	$25,759
Allowance for sales returns and doubtful accounts	$1,939	$457	$(246)	$2,150
Year Ended May 31, 2024
Allowance for deferred tax asset	$25,759	$26,921	$—	$52,680
Allowance for sales returns and doubtful accounts	$2,150	$1,073	$(1,082)	$2,141
Year Ended May 31, 2025
Allowance for deferred tax asset	$52,680	$5,760	$—	$58,440
Allowance for sales returns and doubtful accounts	$2,141	$886	$(812)	$2,215

EXHIBITS

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
2.2	Asset Purchase Agreement dated as of June 8, 2023 by and between AngioDynamics, Inc. and Merit Medical Systems, Inc.	8-K	2.4	June 14, 2023
3.1.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	October 7, 2005
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AngioDynamics, Inc.	10-K	3.1.2	August 10, 2015
3.2	Second Amended and Restated By-Laws, effective October 16, 2015.	8-K	10.1	October 21, 2015
10.1	Credit Agreement, dated as of May 28, 2025, by and among AngioDynamics, Inc., RITA Medical Systems, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent, issuing bank and swingline lender.	8-K	10.1	May 28, 2025
10.1.3	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (as amended).	DEF 14A		August 30, 2018
10.1.6	AngioDynamics 2017 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1	September 29, 2017
10.1.7	AngioDynamics 2018 Total Shareholder Return Performance Unit Agreement Program.	10-K	10.1.7	July 23, 2018
10.1.8	AngioDynamics 2019 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1.8	January 8, 2020
10.1.9	AngioDynamics, Inc. 2020 Stock and Incentive Award Plan (as amended)	DEF 14A		September 28, 2023
10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (as amended).	DEF 14A		September 3, 2020
10.3	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-Q	10.1	October 12, 2004
10.3.1	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-K	10.3.1	July 23, 2018
10.4.3	Form of 2016 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-Q	10.2	October 5, 2016
10.4.4	Form of 2017 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-Q	10.2	September 29, 2017
10.4.5	Form of 2018 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-K	10.4.5	July 23, 2018
10.4.6	Form of 2020 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan	10-Q	10.4.6	January 8, 2021
10.4.7	Form of Performance Share Award Agreement pursuant to the 2020 Stock and Incentive Award Plan	10-Q	10.4.7	September 30, 2021
10.5	Form of Restricted Stock Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	8-K	10.3	May 12, 2005
10.6	Rita Medical Systems, Inc. 1994 Incentive Stock Plan.	S-1	10.2	May 3, 2000
10.7	Horizon Medical Products, Inc. 1998 Stock Incentive Plan.	S-1	10.11	February 13, 1998
10.8	Rita Medical Systems, Inc. 2000 Stock Plan.	S-1/A	10.3	June 14, 2000
10.9	Rita Medical Systems, Inc. 2000 Directors’ Stock Plan, as amended on June 8, 2005.	S-8	99.2	July 8, 2005

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
10.10	Rita Medical Systems, Inc. 2005 Stock and Incentive Plan.	S-8	99.1	July 8, 2005
10.11	Form of Indemnification Agreement of AngioDynamics, Inc.	8-K	10.1	May 12, 2006
10.11.1	Employment Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.1	April 6, 2016
10.12	Change in Control Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.2	April 6, 2016
10.12.2	Form of Severance Agreement of AngioDynamics, Inc.	10-K	10.12.2	August 10, 2020
10.13	Form of Change in Control Agreement.	10-K/A	10.13	January 12, 2015
10.14	Performance Share Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.3	April 6, 2016
10.15	AngioDynamics, Inc. Total Shareholder Return Performance Share Award Program - Performance Period Ending July 2019.	8-K	10.4	April 6, 2016
10.16	Stock Option Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.5	April 6, 2016
10.17	Restricted Stock Unit Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.6	April 6, 2016
10.18	Separation Agreement and General Release, dated April 22, 2016, between AngioDynamics, Inc. and Joseph M. DeVivo.	8-K	10.1	April 27, 2016
10.19	Amended and Restated Change in Control Agreement, by and between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.1	February 3, 2021
10.2	Form of Amended and Restated Change in Control Agreement with AngioDynamics, Inc.	8-K	10.2	February 3, 2021
10.21*	Settlement and License Agreement, dated March 31, 2024, by and among Becton, Dickinson and Company, C.R. Bard, Inc., Bard Peripheral Vascular, Inc. and AngioDynamics Inc.	10-K	10.21	July 25, 2024
14	Code of Ethics.	10-K	14	October 1, 2021
19	Insider Trading Policy
21	Subsidiaries
23	Consent of Deloitte & Touche LLP, an independent registered public accounting firm.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Documents
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Documents
101.PRE	XBRL Presentation Linkbase Documents

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

ANGIODYNAMICS, INC.
Date:	July 18, 2025	By:	/S/ HOWARD W. DONNELLY
Howard W. Donnelly, Chairman of the Board, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 18, 2025	/S/ HOWARD W. DONNELLY
Howard W. Donnelly,
Chairman of the Board, Director

Date:	July 18, 2025	/S/ JAMES C. CLEMMER
James C. Clemmer,
President, Chief Executive Officer (Principal Executive Officer)

Date:	July 18, 2025	/S/ STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge,
Executive Vice President, Chief Financial Officer, (Principal Financial and Accounting Officer)

Date:	July 18, 2025	/S/ WESLEY E. JOHNSON, JR.
Wesley E. Johnson, Jr.,
Director

Date:	July 18, 2025	/S/ JAN S. REED
Jan S. Reed,
Director

Date:	July 18, 2025	/S/ EILEEN O. AUEN
Eileen O. Auen,
Director

Date:	July 18, 2025	/S/ KAREN A. LICITRA
Karen A. Licitra,
Director

Date:	July 18, 2025	/S/ MICHAEL E. TARNOFF
Michael E. Tarnoff,
Director

Date:	July 18, 2025	/S/ LORINDA A. BURGESS
Lorinda A. Burgess,
Director