Form 10-Q
period 2025-11-30
ANGIODYNAMICS INC
filed 2026-01-06
CIK 1275187

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2025
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 2, 2026
Common Stock, par value $.01	41,217,386

Table of Content
AngioDynamics, Inc. and Subsidiaries

Table of Content
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	Nov 30, 2025	Nov 30, 2024	Nov 30, 2025	Nov 30, 2024
Net sales	$79,433	$72,845	$155,144	$140,336
Cost of sales (exclusive of intangible amortization)	34,650	32,939	68,504	63,706
Gross margin	44,783	39,906	86,640	76,630
Operating expenses:
Research and development	7,768	6,434	14,185	12,719
Sales and marketing	26,711	25,589	54,841	51,194
General and administrative	10,151	10,391	22,706	21,366
Amortization of intangibles	2,643	2,562	5,296	5,132
Change in fair value of contingent consideration	—	156	—	232
Acquisition, restructuring and other items, net	3,635	5,868	6,393	10,179
Total operating expenses	50,908	51,000	103,421	100,822
Operating loss	(6,125)	(11,094)	(16,781)	(24,192)
Other expense:
Interest income (expense), net	(102)	234	(106)	840
Other income (expense), net	(128)	12	(306)	(161)
Total other income (expense), net	(230)	246	(412)	679
Loss before income tax benefit	(6,355)	(10,848)	(17,193)	(23,513)
Income tax (benefit) expense	(5)	(110)	60	23
Net loss	$(6,350)	$(10,738)	$(17,253)	$(23,536)
Loss per share
Basic	$(0.15)	$(0.26)	$(0.42)	$(0.58)
Diluted	$(0.15)	$(0.26)	$(0.42)	$(0.58)
Weighted average shares outstanding
Basic	41,542	40,922	41,404	40,787
Diluted	41,542	40,922	41,404	40,787
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands of dollars)

	Three Months Ended		Six Months Ended
	Nov 30, 2025	Nov 30, 2024	Nov 30, 2025	Nov 30, 2024
Net loss	$(6,350)	$(10,738)	$(17,253)	$(23,536)
Other comprehensive income (loss), before tax:
Foreign currency translation gain	937	(481)	3,021	617
Other comprehensive income (loss), before tax	937	(481)	3,021	617
Income tax expense related to items of other comprehensive loss	—	—	—	—
Other comprehensive income (loss), net of tax	937	(481)	3,021	617
Total comprehensive loss, net of tax	$(5,413)	$(11,219)	$(14,232)	$(22,919)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Nov 30, 2025	May 31, 2025
Assets
Current assets
Cash and cash equivalents	$41,638	$55,893
Accounts receivable, net of allowances of $1,807 and $2,215 respectively	44,434	42,890
Inventories	65,569	62,006
Prepaid expenses and other	9,708	7,535
Total current assets	161,349	168,324
Property, plant and equipment, net	30,527	32,300
Intangible assets, net	66,732	69,116
Other assets	11,073	10,404
Total assets	$269,681	$280,144
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$35,390	$33,291
Accrued liabilities	29,853	35,518
Other current liabilities	6,720	7,388
Total current liabilities	71,963	76,197
Deferred income taxes	4,331	4,073
Other long-term liabilities	17,054	16,904
Total liabilities	93,348	97,174
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 42,188,059 and 41,607,877 shares issued and 41,574,212 and 40,994,030 shares outstanding at November 30, 2025 and May 31, 2025, respectively	386	385
Additional paid-in capital	628,780	621,186
Accumulated deficit	(446,450)	(429,197)
Treasury stock, 613,847 shares, at cost at November 30, 2025 and May 31, 2025, respectively	(7,381)	(7,381)
Accumulated other comprehensive income (loss)	998	(2,023)
Total Stockholders’ Equity	176,333	182,970
Total Liabilities and Stockholders' Equity	$269,681	$280,144
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Six Months Ended
	Nov 30, 2025	Nov 30, 2024
Cash flows from operating activities:
Net loss	$(17,253)	$(23,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,767	13,648
Non-cash lease expense	850	993
Non-cash interest expense	145	—
Stock based compensation	7,361	5,733
Change in fair value of contingent consideration	—	232
Deferred income taxes	(64)	(588)
Change in accounts receivable allowances	(127)	388
Fixed and intangible asset disposals	280	59
Other	502	119
Changes in operating assets and liabilities:
Accounts receivable	(1,429)	50
Inventories	(3,473)	(5,303)
Prepaid expenses and other	(2,295)	(72)
Accounts payable, accrued and other liabilities	(7,517)	(7,503)
Net cash used in operating activities	(11,253)	(15,780)
Cash flows from investing activities:
Additions to property, plant and equipment	(1,153)	(1,889)
Additions to placement and evaluation units	(2,019)	(2,477)
Net cash used in investing activities	(3,172)	(4,366)
Cash flows from financing activities:
Principal payments on financing arrangement	(183)	—
Repurchase of common stock	—	(1,670)
Proceeds from exercise of stock options and employee stock purchase plan	234	38
Net cash provided by (used in) financing activities	51	(1,632)
Effect of exchange rate changes on cash and cash equivalents	119	(189)
Decrease in cash and cash equivalents	(14,255)	(21,967)
Cash and cash equivalents at beginning of period	55,893	76,056
Cash and cash equivalents at end of period	$41,638	$54,089

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$430	$411
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2025	41,607,877	$385	$621,186	$(429,197)	$(2,023)	(613,847)	$(7,381)	$182,970
Net loss				(10,903)				(10,903)
Issuance/Cancellation of restricted stock units	362,859		(478)					(478)
Purchases of common stock under ESPP	89,893	1	711					712
Stock-based compensation			4,470					4,470
Other comprehensive income, net of tax					2,084			2,084
Balance at August 31, 2025	42,060,629	$386	$625,889	$(440,100)	$61	(613,847)	$(7,381)	$178,855
Net loss				(6,350)				(6,350)
Issuance/Cancellation of restricted stock units	127,430							—
Stock-based compensation			2,891					2,891
Other comprehensive income, net of tax					937			937
Balance at November 30, 2025	42,188,059	$386	$628,780	$(446,450)	$998	(613,847)	$(7,381)	$176,333

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2024	40,801,597	$385	$610,484	$(395,204)	$(4,365)	(370,000)	$(5,714)	$205,586
Net loss				(12,798)				(12,798)
Issuance/Cancellation of restricted stock units	432,144		(321)					(321)
Issuance/Cancellation of performance share units	60,731		(347)					(347)
Purchases of common stock under ESPP	151,918	2	709					711
Stock-based compensation			3,205					3,205
Common stock repurchased		(1)				(72,141)	(551)	(552)
Other comprehensive income, net of tax					1,098			1,098
Balance at August 31, 2024	41,446,390	$386	$613,730	$(408,002)	$(3,267)	(442,141)	$(6,265)	$196,582
Net loss				(10,738)				(10,738)
Issuance/Cancellation of restricted stock units	3,166		(5)					(5)
Stock-based compensation			2,528					2,528
Common stock repurchased		(2)				(171,706)	(1,116)	(1,118)
Other comprehensive loss, net of tax					(481)			(481)
Balance at November 30, 2024	41,449,556	$384	$616,253	$(418,740)	$(3,748)	(613,847)	$(7,381)	$186,768
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Loss for the three and six months ended November 30, 2025 and 2024, the Consolidated Balance Sheet as of November 30, 2025, the Consolidated Statements of Cash Flows for the six months ended November 30, 2025 and 2024, and the Consolidated Statements of Stockholders’ Equity for the six months ended November 30, 2025 and 2024 have been prepared by the Company and are unaudited. The Consolidated Balance Sheet as of May 31, 2025 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended November 30, 2025 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three and six months ended November 30, 2025 and 2024 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries (collectively, the "Company", "we", "our" or "us"). All intercompany balances and transactions have been eliminated.
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
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following table summarizes net sales by Med Tech, Med Device and by geography:

	Three Months Ended November 30, 2025			Three Months Ended November 30, 2024
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$30,439	$5,214	$35,653	$27,134	$4,420	$31,554
Med Device	37,155	6,625	43,780	35,544	5,747	41,291
Total	$67,594	$11,839	$79,433	$62,678	$10,167	$72,845

	Six Months Ended November 30, 2025			Six Months Ended November 30, 2024
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$61,813	$9,101	$70,914	$52,023	$7,500	$59,523
Med Device	72,237	11,993	84,230	70,136	10,677	80,813
Total	$134,050	$21,094	$155,144	$122,159	$18,177	$140,336
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
Variable Consideration
Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established for discounts, product returns, rebates and allowances that are offered within contracts between the Company and its customers. The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. Discounts and product returns are based on amounts earned or to be claimed on the related sales and are classified as a contra asset. During the three months ended November 30, 2025 and 2024, such product returns were not material. The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The Company establishes reserves for such amounts, which is included in "Accrued liabilities" in the accompanying Consolidated Balance Sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes. The Company is also required to pay administrative fees to group purchasing organizations.

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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Nov 30, 2025	May 31, 2025
Receivables	$44,434	$42,890
Contract assets	$—	$—
Contract liabilities	$555	$277
During the six months ended November 30, 2025, the Company had additions to contract liabilities of $0.4 million. This was offset by $0.1 million in revenue that was recognized during the six months ended November 30, 2025.
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

3. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Nov 30, 2025	May 31, 2025
Raw materials	$24,677	$27,497
Work in process	10,058	7,509
Finished goods	30,834	27,000
Inventories	$65,569	$62,006
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow-moving inventory. The total inventory reserve at November 30, 2025 and May 31, 2025 was $5.0 million and $4.4 million, respectively.

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

Table of Content
Intangible assets consisted of the following:

	Nov 30, 2025
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$183,446	$(119,560)	$63,886
Customer relationships	7,749	(5,029)	2,720
Trademarks	2,100	(2,100)	—
Licenses	3,837	(3,711)	126
	$197,132	$(130,400)	$66,732

	May 31, 2025
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$178,673	$(112,657)	$66,016
Customer relationships	7,749	(4,802)	2,947
Trademarks	2,100	(2,081)	19
Licenses	3,837	(3,703)	134
	$192,359	$(123,243)	$69,116
Amortization expense for the three months ended November 30, 2025 and 2024 was $2.6 million and $2.6 million, respectively. Amortization expense for the six months ended November 30, 2025 and 2024 was $5.3 million and $5.1 million, respectively.
Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
Remainder of 2026	$5,265
2027	10,530
2028	10,481
2029	10,383
2030	10,370
2031 and thereafter	19,703
$66,732

5. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Nov 30, 2025	May 31, 2025
Payroll and related expenses	$14,336	$20,397
Outside services	5,293	3,143
Research and development	1,449	1,459
Royalties	1,777	2,642
Sales and franchise taxes	417	531
Deferred warranties	277	374
Transaction service agreement payable	86	2,241
Rebates	380	446
Accrued freight and tariffs	1,325	875
Accrued severance	1,312	800
Other	3,201	2,610
	$29,853	$35,518

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
As of November 30, 2025 there were no amounts outstanding on the Revolving Facility. As of November 30, 2025, the carrying value of long-term debt approximated its fair market value.
7. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was (0.3)% as of the second quarter of fiscal year 2026, as compared to 1.7% for the same period in fiscal year 2025. In fiscal year 2026, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state Research and Development ("R&D") credit carryforwards and other net deferred tax assets as of November 30, 2025. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making permanent certain provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest

Table of Content
expense limitation. In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the legislation does not have a material impact on our consolidated financial statements for the quarter ended November 30, 2025.
8. SHARE-BASED COMPENSATION
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. On November 12, 2024 the Company's shareholders approved an amendment to the 2020 Plan to increase the reserve of shares of common stock available for future grants by 3.2 million shares. As of November 30, 2025, there was a maximum of 2.6 million shares of common stock available for future grant under the 2020 Plan.
Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.
The Company also has an employee stock purchase plan. As of November 30, 2025, there was a maximum of 2.5 million shares of common stock available for future grant under the employee stock purchase plan.
For the three months ended November 30, 2025 and 2024, share-based compensation expense was $2.9 million and $2.5 million, respectively. For the six months ended November 30, 2025 and 2024, share-based compensation expense was $7.4 million and $5.7 million, respectively.
During the six months ended November 30, 2025 and 2024, the Company granted restricted stock units under the 2020 Plan to certain employees and members of the Board of Directors. Generally, restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award. In July 2023, the Board of Directors approved a change in terms of restricted stock units granted to non-employee directors to provide for immediate vesting upon grant of the award. In the event that the Company grants stock option awards, they are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award.
During the six months ended November 30, 2025 and 2024, the Company granted performance share units under the 2020 Plan to certain employees. The awards may be earned by achieving performance levels over the requisite service period. The performance criteria are based on achieving certain performance targets and the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards is based on a Monte Carlo simulation model.
As of November 30, 2025, there was $24.3 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately two years. The Company has sufficient shares to satisfy expected share-based payment arrangements.
9. EQUITY
On July 16, 2024, the Board of Directors approved a share repurchase program (the "Repurchase Program") under which they authorized the Company the option to repurchase up to $15.0 million of its outstanding common stock. The timing and amount of any share repurchases under the authorization will be determined by management within certain parameters and based on market conditions and other considerations. There were no shares repurchased during the six months ended November 30, 2025. During fiscal year 2025, the Company repurchased 243,847 shares of common stock in the open market at an aggregate cost of $1.7 million under the Repurchase Program. As of November 30, 2025, $13.3 million remained available for repurchase under the Repurchase Program.
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

Table of Content
The following table reconciles basic to diluted weighted-average shares outstanding:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2025	Nov 30, 2024	Nov 30, 2025	Nov 30, 2024
Basic	41,542	40,922	41,404	40,787
Effect of dilutive securities	—	—	—	—
Diluted	41,542	40,922	41,404	40,787

Securities excluded as their inclusion would be anti-dilutive	6,019	5,099	6,019	5,099

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
The table below summarizes net sales, cost of sales and gross margin by Med Tech and Med Device:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2025	Nov 30, 2024	Nov 30, 2025	Nov 30, 2024

Med Tech Net Sales	$35,653	$31,554	$70,914	$59,523
Med Tech Cost of Sales (exclusive of intangible amortization)	12,367	11,441	25,707	21,713
Gross Margin	23,286	20,113	45,207	37,810
Gross Margin %	65.3%	63.7%	63.7%	63.5%

Med Device Net Sales	$43,780	$41,291	84,230	$80,813
Med Device Cost of Sales (exclusive of intangible amortization)	22,283	21,498	42,797	41,993
Gross Margin	21,497	19,793	41,433	$38,820
Gross Margin %	49.1%	47.9%	49.2%	48.0%

Total Net Sales	$79,433	$72,845	$155,144	$140,336
Total Cost of Sales (exclusive of intangible amortization)	34,650	32,939	68,504	63,706
Gross Margin	44,783	39,906	86,640	76,630
Gross Margin %	56.4%	54.8%	55.8%	54.6%

Operating Expenses(1)	$50,908	$51,000	$103,421	$100,822
Other income (expense), net(2)	(230)	246	(412)	679
Loss before income tax benefit	(6,355)	(10,848)	(17,193)	(23,513)

Table of Content
(1) Operating expenses include Research and development, Sales and marketing, General and administrative, Amortization of intangibles, Change in fair value of contingent consideration and Acquisition, restructuring and other items, net.
(2) Other income (expense), net includes interest income, interest expense, foreign currency impacts and bank fees.
Geographic information
The table below summarizes net sales by geographic area based on external customer location:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2025	Nov 30, 2024	Nov 30, 2025	Nov 30, 2024
Net Sales
United States	$67,594	$62,678	$134,050	$122,159
International	11,839	10,167	21,094	18,177
Total	$79,433	$72,845	$155,144	$140,336
For the three months ended November 30, 2025 and 2024, international sales as a percentage of total net sales were 14.9% and 14.0%, respectively. For the six months ended November 30, 2025 and 2024, international sales as a percentage of total net sales were 13.6% and 13.0%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales and 63% of long-lived assets are located within the United States and 36% are located within Israel.

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
Based on certain criteria, the transaction was accounted for as a financing arrangement, as it did not meet the criteria for a sale-leaseback. As a result, the assets remain in "Property, plant and equipment, net" on the Consolidated Balance Sheets at their historical book value and are depreciated over the term of the lease agreements. A financing arrangement was recorded in the amount of the net proceeds received. The Company will recognize monthly rent as a reduction of the finance arrangement

Table of Content
and interest expense, using the effective interest rate method. No gain or loss was recognized related to the financing arrangement for the three and six months ended November 30, 2025.
As of November 30, 2025, the carrying value of the financing arrangement was $6.0 million, of which $0.4 million was classified as "Other current liabilities" and $5.6 million was classified as "Other long-term liabilities" on the Consolidated Balance Sheets. Interest expense associated with the financing arrangement was $0.1 million and $0.2 million for the three and six months ending November 30, 2025, respectively.
Remaining future cash payments related to the financing arrangement as of November 30, 2025 for each of the following fiscal years is:

(in thousands)	Nov 30, 2025
Remainder of 2026	$401
2027	804
2028	745
2029	660
2030 and thereafter	1,705
Total minimum liability payments	$4,315
Less: imputed interest	(1,812)
Total	$2,503
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
The Company extended the lease for the corporate headquarters in Latham, NY through June 2031 and the Company increased its footprint for its research and development facility in Marlborough, MA through September 2030.
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	Nov 30, 2025	May 31, 2025
Assets
Operating lease ROU asset	Other assets	$5,724	$3,850
Liabilities
Current operating lease liabilities	Other current liabilities	1,312	1,840
Non-current operating lease liabilities	Other long-term liabilities	4,478	2,106
Total lease liabilities		$5,790	$3,946
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

Nov 30, 2025
Weighted average remaining term (in years)	4.44
Weighted average discount rate	5.7%

Table of Content
The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	Nov 30, 2025
Remainder of 2026	$824
2027	1,537
2028	1,477
2029	1,278
2030 and thereafter	1,457
Total lease payments	$6,573
Less: imputed interest	783
Total lease obligations	$5,790
Less: Current portion of lease obligations	1,312
Long-term lease obligations	$4,478
During the three months ended November 30, 2025 and 2024, the Company recognized $0.6 million and $0.7 million of operating lease expense, respectively, which includes immaterial short-term leases. During the six months ended November 30, 2025 and 2024, the Company recognized $1.3 million and $1.3 million of operating lease expense, respectively, which includes immaterial short-term leases. The expenses on the Consolidated Statement of Operations were classified as follows:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2025	Nov 30, 2024	Nov 30, 2025	Nov 30, 2024
Cost of sales	$171	$230	$372	$461
Research and development	135	88	227	197
Sales and marketing	43	40	76	80
General and administrative	245	298	534	599
Acquisition, restructuring and other items, net	25	—	49	—
	$619	$656	$1,258	$1,337
The following table presents supplemental cash flow and other information related to leases:

	Six Months Ended
(in thousands)	Nov 30, 2025	Nov 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$984	$1,120
ROU assets obtained in exchange for lease liabilities
Operating leases	$3,476	$—

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
On March 31, 2024, the Company and Bard’s parent company Becton, Dickinson and Company (collectively, “BD”) entered into a settlement agreement (the “Settlement Agreement”) to resolve the ongoing litigations. Neither party admitted any liability and the Settlement Agreement contains mutual covenants not to sue and releases. Under the terms of the Settlement Agreement, BD granted a license to the Company under certain of BD’s port patents and AngioDynamics granted BD a license under certain of the Company’s catheter patents. The Company made a one-time lump sum payment to BD in the amount of $7.0 million, $3.0 million which was paid within 5 business days of execution of the Settlement Agreement, and the remainder is payable in installments during 12 month period ending March 31, 2025. The Company will also make six minimum annual payments to BD of $2.5 million which started in fiscal year 2025, and potential additional payments if six percent (6%) of annual net sales of the Company’s port products exceed the minimum payment. The Company made payments of $2.5 million related to the minimum annual payments to BD during the quarter ended August 31, 2025. The parties participated in the appeal before the Federal Circuit of the case that was filed March 10, 2015 and on December 15, 2025, the Federal Circuit affirmed the District Court's finding of patent invalidity and entered judgement in favor of AngioDynamics. While the Company will continue to make annual payments to BD pursuant to the Settlement agreement, no additional contingent payments are due as a result of the Federal Circuit's affirmance. As of November 30, 2025, there was $2.4 million payable to BD recorded in other current liabilities and $6.7 million recorded in other long-term liabilities.
Port Product Claims
As of November 30, 2025, the Company is defending approximately 268 product liability claims involving the Company's port products (collectively, the “Port Product Claims”). The Port Product Claims are consolidated for pretrial proceedings in the United States District Court for the Southern District of California. The Port Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Port Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company.
15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET
Acquisition, Restructuring and Other Items
Acquisition, restructuring and other items, net, consisted of:

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2025	Nov 30, 2024	Nov 30, 2025	Nov 30, 2024
Legal (1)	$1,472	$56	$1,685	$410
Mergers and acquisitions	—	737	—	737
Plant closure (2)	2,371	5,102	4,716	8,691
Transition service agreement (3)	(666)	(454)	(968)	(960)
Other	458	427	960	1,301
Total	$3,635	$5,868	$6,393	$10,179
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
In the second quarter of fiscal year 2025, the Company announced a modification to the Plan to maintain a presence in Queensbury, NY for the manufacturing of select products, customer service, logistics, shipping, quality and regulatory operations. The restructuring activities associated with the modified Plan are expected to be completed by the end of fiscal year 2026.

Table of Content
The following table provides a summary of our estimated costs associated with the plan:

Type of cost (in thousands)	Total estimated amount expected to be incurred
Facilities closeout fees (1)	$16,000	to	$17,000
Termination benefits	6,200	to	7,200
Outside consultants	7,500	to	8,500
Validation expenses	3,400	to	4,400
Regulatory filings	150	to	650
Other	150	to	650
	$33,400	to	$38,400

(1) Included in the original and modified estimate is approximately $13.6 million and $13.3 million of non-cash charges for accelerated depreciation and building impairment.

The Company recorded restructuring charges related to the plan during the three and six months ended November 30, 2025 of $2.4 million and $4.7 million, respectively. Total restructuring charges recorded to date are $28.0 million. Termination benefits are only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits are being recorded ratably over the service period.

The table below presents the restructuring reserve:

	Three Months Ended Nov 30, 2025
	Termination Benefits	Outside Consultants	Validation Expenses	Facilities Closeout Fees	Regulatory Filings	Other	Total
(in thousands)
Balance at August 31, 2025	$784	$536	$34	$—	$—	$47	$1,401
Charges	282	1,364	386	153	47	139	2,371
Non-cash adjustments	—	—	—	(153)	—	—	(153)
Cash payments	(34)	(1,255)	(157)	—	—	(147)	(1,593)
Balance at November 30, 2025	$1,032	$645	$263	$—	$47	$39	$2,026

	Six Months Ended Nov 30, 2025
	Termination Benefits	Outside Consultants	Validation Expenses	Facilities Closeout Fees	Regulatory Filings	Other	Total
(in thousands)
Balance at May 31, 2025	$629	$622	$86	$—	$—	$166	$1,503
Charges	563	1,925	1,091	337	60	740	4,716
Non-cash adjustments	—	—	—	(337)	—	—	(337)
Cash payments	(160)	(1,902)	(914)	—	(13)	(867)	(3,856)
Balance at November 30, 2025	$1,032	$645	$263	$—	$47	$39	$2,026

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
		June 1, 2025	The Company plans to adopt the new standard for the fiscal year 2026 Annual Report on Form 10-K and is assessing the impact to the consolidated financial statements.
ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-04): Disaggregation of Income Statement Expenses	This ASU improves the disclosures about a public business entity's costs and expenses by requiring the Company to disclose more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) included in each relevant income statement caption.	June 1, 2027	The Company plans to adopt the new standard for the fiscal year 2028 and is assessing the impact to the consolidated financial statements.
ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	This ASU addresses challenges encountered when applying the guidance to current account receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers.	June 1, 2026	The Company plans to adopt the new standard for the fiscal year 2027 and is assessing the impact to the consolidated financial statements.
ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements	This ASU improves the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods and adds to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity.	June 1, 2028	The Company plans to adopt the new standard for the fiscal year 2029 and is assessing the impact to the consolidated financial statements.
There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for fiscal year ended May 31, 2025.
17. SUBSEQUENT EVENTS
As previously disclosed by the Company, subsequent to the close of the Company’s fiscal second quarter, on January 2, 2026 James C. Clemmer notified the Board of Directors of the Company of his intention to retire from his position as President and Chief Executive Officer of the Company and its subsidiaries, currently contemplated to be November 30, 2026 or upon such other date as the appointment of a successor occurs (the “Retirement”). In connection with the Retirement, the Board of Directors has established a search committee to conduct a comprehensive search, which will be assisted by a leading executive search firm, to identify the Company’s next Chief Executive Officer and to oversee the CEO transition process.

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
In evaluating the operating performance of our business, management focuses on company-wide and segment revenue and gross margin and company-wide operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three and six months ended November 30, 2025 compared to the three and six months ended November 30, 2024 are as follows:
Three months ended November 30, 2025:
•Revenue increased by 9.0% to $79.4 million
•Med Tech and Med Device growth of 13.0% and 6.0%, respectively
•Gross margin increased 160 bps to 56.4%
•Med Tech gross margin increased 160 bps to 65.3% and Med Device gross margin increased 120 bps to 49.1%
•Net loss decreased by $4.4 million to a loss of $6.4 million
•Loss per share decreased by $0.11 to $0.15

Six months ended November 30, 2025:
•Revenue increased by 10.6% to $155.1 million
•Med Tech and Med Device growth of 19.1% and 4.2%, respectively
•Gross margin increased 120 bps to 55.8%
•Med Tech gross margin increased 20 bps to 63.7% and Med Device gross margin increased 120 bps to 49.2%
•Net loss decreased by $6.3 million to a loss of $17.3 million
•Loss per share decreased by $0.16 to $0.42

Our Med Tech revenue, comprised of Auryon, the thrombus management platform and NanoKnife, grew 13.0% in the second quarter of fiscal year 2026 driven by Auryon, NanoKnife and the thrombus management products. Our Med Device revenue grew by 6.0% in the second quarter of fiscal year 2026 driven by growth in the Core, Ports and Venous product lines which was partially offset by softness in the Oncology product lines.
Results of Operations
For the three months ended November 30, 2025, the Company reported net loss of $6.4 million, or diluted loss per share of $0.15, on net sales of $79.4 million, compared with a net loss of $10.7 million, or diluted loss per share of $0.26, on net sales of $72.8 million during the same quarter of the prior year. For the six months ended November 30, 2025, the Company reported net loss of $17.3 million, or diluted loss per share of $0.42, on net sales of $155.1 million, compared with a net loss of $23.5 million, or diluted loss per share of $0.58, on net sales of $140.3 million during the same quarter of the prior year.
Net sales - Net sales are derived from the sale of products and related freight charges, less discounts, rebates and returns.

Table of Content

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2025	Nov 30, 2024	$ Change	Nov 30, 2025	Nov 30, 2024	$ Change
Net Sales
Med Tech	$35,653	$31,554	$4,099	$70,914	$59,523	$11,391
Med Device	43,780	41,291	$2,489	84,230	80,813	3,417
Total	$79,433	$72,845	$6,588	$155,144	$140,336	$14,808

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2025	Nov 30, 2024	$ Change	Nov 30, 2025	Nov 30, 2024	$ Change
Net Sales
United States	$67,594	$62,678	$4,916	$134,050	$122,159	$11,891
International	11,839	10,167	$1,672	21,094	18,177	2,917
Total	$79,433	$72,845	$6,588	$155,144	$140,336	$14,808
For the three months ended November 30, 2025, net sales increased $6.6 million to $79.4 million compared to the same period in the prior year. For the six months ended November 30, 2025, net sales increased $14.8 million to $155.1 million compared to the same period in the prior year. At November 30, 2025, the Company had a backlog of $0.4 million.
The Med Tech segment net sales increased $4.1 million and $11.4 million for the three and six months ended November 30, 2025 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•Increased Auryon sales of $2.6 million and $5.3 million, respectively;
•Increased sales of the thrombus management platform of $0.2 million and $3.4 million, respectively. For the three months ended November 30, 2025, this was driven by an increase in AlphaVac sales of $1.0 million and was partially offset by a decrease in AngioVac sales of $0.6 million and thrombolytic sales of $0.2 million. For the six months ended November 30, 2025, this was driven by an increase in AngioVac and AlphaVac sales of $3.7 million and was partially offset by a decrease in thrombolytic sales of $0.3 million; and
•Increased NanoKnife sales of $1.3 million and $2.7 million, respectively, which was driven by increased disposable and capital sales.
The Med Device segment net sales increased $2.5 million and $3.4 million for the three and six months ended November 30, 2025 compared to the same period in the prior year, respectively. The backlog, which primarily impacted sales of Core products, was $0.4 million. The change for both periods was primarily driven by:
•Increased sales of Core, Venous and Port products of $1.0 million, $0.9 million and $0.6 million, respectively, which was partially offset by decreased sales of Oncology products of $0.1 million for the three months ended November 30, 2025.
•Increased sales of Core and Venous products of $1.9 million and $1.5 million, respectively, which was partially offset by decreased sales of Ports and Microwave products of $0.1 million and $0.2 million, respectively, for the six months ended November 30, 2025.

Table of Content
Gross Margin

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2025	Nov 30, 2024	$ Change	Nov 30, 2025	Nov 30, 2024	$ Change
Med Tech	$23,286	$20,113	$3,173	$45,207	$37,810	$7,397
Gross margin % of sales	65.3%	63.7%		63.7%	63.5%

Med Device	$21,497	$19,793	$1,704	$41,433	$38,820	$2,613
Gross margin % of sales	49.1%	47.9%		49.2%	48.0%

Total	$44,783	$39,906	$4,877	$86,640	$76,630	$10,010
Gross margin % of sales	56.4%	54.8%		55.8%	54.6%

Gross margin - Gross margin consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Total Company gross margin increased by $4.9 million and $10.0 million for the three and six months ended November 30, 2025 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•Sales volume, price and product mix, which positively impacted gross margin by $5.4 million and $12.0 million, respectively, which includes sales to a new distributor which positively impacted gross margin by $1.5 million for both periods;
•Benefits from product lines transitioned to third-party manufacturers along with other incentives, which positively impacted gross margin by $1.4 million and $2.8 million, respectively;
•Tariffs, which negatively impacted gross margin by $1.3 million and $3.0 million, respectively;
•Inflation and other operations costs, which negatively impacted gross margin by $0.5 million and $0.9 million, respectively; and
•Incremental depreciation on placement units of $0.2 million and $0.8 million, respectively.
The Med Tech segment gross margin increased by $3.2 million and $7.4 million for the three and six months ended November 30, 2025 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•Sales volume and price, which positively impacted gross margin by $3.6 million and $9.7 million, respectively, which includes sales to a new distributor which positively impacted gross margin by $1.0 million for both periods;
•Benefits from product lines transitioned to third-party manufacturers along with other incentives, which positively impacted gross margin by $0.4 million and $0.2 million, respectively;
•Inflation and other operations costs, which positively impacted gross margin by $0.4 million for the six months ended November 30, 2025;
•Tariffs, which negatively impacted gross margin by $0.4 million for the six months ended November 30, 2025;
•Product mix, which negatively impacted gross margin by $0.3 million and $1.3 million, respectively; and
•Incremental depreciation on placement units of $0.6 million and $1.3 million, respectively.
The Med Device segment gross margin increased by $1.7 million and $2.6 million for the three and six months ended November 30, 2025 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:

•Sales volume, price and product mix, which positively impacted gross margin by $2.2 million and $3.6 million, respectively, which includes sales to a new distributor which positively impacted gross margin by $0.5 million for both periods;
•Benefits from product lines transitioned to third-party manufacturers, which positively impacted gross margin by $1.0 million and $2.6 million, respectively;
•Tariffs, which negatively impacted gross margin by $1.4 million and $2.6 million, respectively;
•Production volume and other incentives, which negatively impacted gross margin by $0.3 million for the six months ended November 30, 2025;

Table of Content
•Inflation and other operations costs, which negatively impacted gross margin by $0.4 million and $1.1 million, respectively; and
•A decrease in incremental depreciation on placement units of $0.4 million and $0.5 million, respectively.

Operating Expenses and Other Income (Expense)

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2025	Nov 30, 2024	$ Change	Nov 30, 2025	Nov 30, 2024	$ Change
Research and development	$7,768	$6,434	$1,334	$14,185	$12,719	$1,466
% of sales	9.8%	8.8%		9.1%	9.1%
Selling and marketing	$26,711	$25,589	$1,122	$54,841	$51,194	$3,647
% of sales	33.6%	35.1%		35.3%	36.5%
General and administrative	$10,151	$10,391	$(240)	$22,706	$21,366	$1,340
% of sales	12.8%	14.3%		14.6%	15.2%
Research and development expense - R&D expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.
R&D expense increased $1.3 million and $1.5 million for the three and six months ended November 30, 2025 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•The timing of certain projects and clinical spend associated with ongoing clinical trials, which increased by $1.4 million for both periods; and
•Compensation and benefits expenses, which increased $0.1 million for the six months ended November 30, 2025.

Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense increased $1.1 million and $3.6 million for the three and six months ending November 30, 2025 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•Compensation and benefits expense, which increased by $0.3 million and $2.1 million, respectively;
•Consulting and other selling expenses, which increased $0.4 million and $1.0 million, respectively; and
•Trade shows, subscriptions and other marketing expenses, which increased $0.4 million and $0.5 million, respectively.

General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense decreased $0.2 million and increased $1.3 million for the three and six months ended November 30, 2025 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•Compensation and benefits expenses, which increased $0.9 million and $3.2 million, respectively;
•Other outside consultant spend, which decreased $1.0 million and $1.4 million, respectively; and
•Depreciation and other corporate expenses, which decreased $0.2 million and $0.5 million, respectively.

Table of Content

	Three Months Ended			Six Months Ended
(in thousands)	Nov 30, 2025	Nov 30, 2024	$ Change	Nov 30, 2025	Nov 30, 2024	$ Change
Amortization of intangibles	$2,643	$2,562	$81	$5,296	$5,132	$164
Change in fair value of contingent consideration	$—	$156	$(156)	$—	$232	$(232)
Acquisition, restructuring and other items, net	$3,635	$5,868	$(2,233)	$6,393	$10,179	$(3,786)
Other expense, net	$(230)	$246	$(476)	$(412)	$679	$(1,091)
Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.
•Amortization expense remained consistent for the three and six months ended November 30, 2025 compared to the same period in the prior year.
Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.
•The change in the fair value for the three and six months ended November 30, 2025 is related to the Eximo contingent consideration. The final milestone associated with the contingent consideration was reached during the third quarter of fiscal year 2025 and was paid during the fourth quarter of fiscal year 2025.
Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.
Acquisition, restructuring and other items, net, decreased by $2.2 million and $3.8 million for the three and six months ended November 30, 2025, compared to the same period in the prior year. The change for both periods was primarily driven by:
•Legal expense, related to litigation that is outside of the normal course of business, which increased $1.4 million and $1.3 million, respectively;
•Plant closure expense, related to the restructuring of our manufacturing footprint which was announced on January 5, 2024, which decreased $2.7 million and $4.0 million, respectively;
•Mergers and acquisition expense, which decreased $0.7 million for both periods;
•Transaction services agreements that were entered into as a result of the divestiture of the PICCs, Midline, dialysis and BioSentry businesses. The increase in the fees invoiced was $0.2 million for the three months ended November 30, 2025. The fees invoiced remained consistent for the six months ended November 30, 2025; and
•Other expenses, mainly severance associated with organizational changes, remained consistent for the three months ended November 30, 2025 and decreased $0.3 million for the six months ended November 30, 2025.

Other expense, net - Other expenses include interest expense, foreign currency impacts and bank fees.
•The change in other expense of $0.5 million and $1.1 million for the three and six months ended November 30, 2025, compared to the same period in the prior year, respectively, is primarily due to decreased interest income of $0.2 million and $0.6 million and increased interest expense of $0.2 million and $0.4 million, respectively. This was partially offset by unrealized foreign currency fluctuations of $0.1 million for both periods.

Table of Content
Income Tax Benefit

	Three Months Ended		Six Months Ended
(in thousands)	Nov 30, 2025	Nov 30, 2024	Nov 30, 2025	Nov 30, 2024
Income tax expense (benefit)	$(5)	$(110)	$60	$23
Effective tax rate including discrete items	0.1%	1.0%	(0.3)%	(0.1)%
Our effective tax rate including discrete items for the three months ended November 30, 2025 and November 30, 2024 was 0.1% and 1.0%, respectively. Our effective tax rate including discrete items for the six months ended November 30, 2025 and November 30, 2024 was (0.3)% and (0.1)%, respectively. In fiscal year 2026, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible stock-based compensation).
Liquidity and Capital Resources
We regularly review our liquidity and anticipated capital requirements and we believe that our current cash on hand provides sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months.
Our cash and cash equivalents totaled $41.6 million as of November 30, 2025, compared with $55.9 million as of May 31, 2025. As of November 30, 2025 and May 31, 2025 the Company did not have any outstanding debt.
The table below summarizes our cash flows:

	Six Months Ended
(in thousands)	Nov 30, 2025	Nov 30, 2024
Cash provided by (used in):
Operating activities	$(11,253)	$(15,780)
Investing activities	(3,172)	(4,366)
Financing activities	51	(1,632)
Effect of exchange rate changes on cash and cash equivalents	119	(189)
Net change in cash and cash equivalents	$(14,255)	$(21,967)
During the six months ended November 30, 2025 and 2024, cash flows consisted of the following:
Cash used in operating activities
Six months ended November 30, 2025 and 2024:
•Net loss of $17.3 million and $23.5 million, respectively, plus the non-cash items, primarily driven by depreciation and amortization and stock based compensation, along with the changes in working capital below, contributed to cash used in operations of $11.3 million and $15.8 million, respectively, for these periods.
•For the period ended November 30, 2025, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $7.5 million, along with increased accounts receivable, inventory and prepaid expenses of $1.4 million, $3.5 million and $2.3 million, respectively.
•For the period ended November 30, 2024, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $7.5 million, along with increased inventory and prepaid expenses of $5.3 million and $0.1 million, respectively. This was partially offset by decreased accounts receivable of $0.1 million.
Cash used in investing activities
Six months ended November 30, 2025 and 2024:
•$1.2 million and $1.9 million, respectively, of cash was used for fixed asset additions; and
•$2.0 million and $2.5 million, respectively, of cash was used for Auryon placement and evaluation unit additions.

Cash provided by (used in) financing activities
Six months ended November 30, 2025 and 2024:
•$0.2 million of principal payments on the financing arrangements during fiscal year 2026;

Table of Content
•$0.2 million of proceeds from stock option and ESPP activity during fiscal year 2026; and
•$1.7 million of cash was used for the repurchase of commons shares in the first quarter of fiscal year 2025.
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
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British Pound and Canadian Dollar. For the six months ended November 30, 2025, approximately 4.6% of our sales were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross margin will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to indebtedness. As of November 30, 2025, the Company did not have any outstanding debt (see Note 6, "Long-Term Debt" set forth in the Notes in the consolidated financial statements included in this Annual Report on Form 10-K).
The Credit Agreement provides for a $25.0 million secured revolving credit facility. Interest on the Revolving Facility will be based, at the Company's option, on a rate equal to (i) the Secured Overnight Financing Rate ("SOFR") plus 0.1% (subject to a floor of 0%) ("Adjusted Term SOFR"), or (ii) the alternate base rate (subject to a floor of 0%) ("ABR"), and in each case with a margin for Adjusted Term SOFR loans of 2.0% and for ABR loans of 1.0%. The Revolving Facility will also carry a commitment fee of 0.2% per annum. As of November 30, 2025 there were no amounts outstanding on the Revolving Facility.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended November 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended November 30, 2025:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (2)
September 1, 2025 - September 30, 2025	—	$10.76	—	$—
October 1, 2025 - October 31, 2025	—	$11.67	—	$—
November 1, 2025 - November 30, 2025	—	$12.10	—	$—
Total	—	$—	—	—
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
Item 3. Defaults on Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended November 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) or the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Table of Content
Item 6

	EXHIBIT INDEX	Incorporated by Reference
No.	Description	Form	Exhibit	Filing Date

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	January 6, 2026	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	January 6, 2026	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)