Form 10-Q
period 2026-02-28
ANGIODYNAMICS INC
filed 2026-04-02
CIK 1275187

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2026
Common Stock, par value $.01	41,318,915

Table of Content
AngioDynamics, Inc. and Subsidiaries

Table of Content
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	Feb 28, 2026	Feb 28, 2025	Feb 28, 2026	Feb 28, 2025
Net sales	$78,423	$72,004	$233,567	$212,340
Cost of sales (exclusive of intangible amortization)	36,944	33,147	105,448	96,853
Gross margin	41,479	38,857	128,119	115,487
Operating expenses:
Research and development	7,084	6,913	21,269	19,632
Sales and marketing	27,437	25,504	82,278	76,698
General and administrative	10,719	10,490	33,425	31,856
Amortization of intangibles	2,668	2,598	7,964	7,730
Change in fair value of contingent consideration	—	40	—	272
Acquisition, restructuring and other items, net	6,522	3,286	12,915	13,465
Total operating expenses	54,430	48,831	157,851	149,653
Operating loss	(12,951)	(9,974)	(29,732)	(34,166)
Other expense:
Interest income (expense), net	(88)	135	(194)	975
Other income, net	4,967	5,430	4,661	5,269
Total other income, net	4,879	5,565	4,467	6,244
Loss before income tax benefit	(8,072)	(4,409)	(25,265)	(27,922)
Income tax (benefit) expense	12	(2)	72	21
Net loss	$(8,084)	$(4,407)	$(25,337)	$(27,943)
Loss per share
Basic	$(0.19)	$(0.11)	$(0.61)	$(0.68)
Diluted	$(0.19)	$(0.11)	$(0.61)	$(0.68)
Weighted average shares outstanding
Basic	41,596	40,853	41,467	40,809
Diluted	41,596	40,853	41,467	40,809
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	Feb 28, 2026	Feb 28, 2025	Feb 28, 2026	Feb 28, 2025
Net loss	$(8,084)	$(4,407)	$(25,337)	$(27,943)
Other comprehensive income, before tax:
Foreign currency translation gain	1,708	216	4,729	833
Other comprehensive income, before tax	1,708	216	4,729	833
Income tax expense related to items of other comprehensive loss	—	—	—	—
Other comprehensive income, net of tax	1,708	216	4,729	833
Total comprehensive loss, net of tax	$(6,376)	$(4,191)	$(20,608)	$(27,110)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Feb 28, 2026	May 31, 2025
Assets
Current assets
Cash	$37,810	$55,893
Accounts receivable, net of allowances of $1,759 and $2,215 respectively	45,552	42,890
Inventories	58,578	62,006
Prepaid expenses and other	13,612	7,535
Total current assets	155,552	168,324
Property, plant and equipment, net	29,142	32,300
Intangible assets, net	65,486	69,116
Other assets	10,498	10,404
Total assets	$260,678	$280,144
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$29,105	$33,291
Accrued liabilities	32,303	35,518
Other current liabilities	4,658	7,388
Total current liabilities	66,066	76,197
Deferred income taxes	4,554	4,073
Other long-term liabilities	16,701	16,904
Total liabilities	87,321	97,174
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 42,295,944 and 41,607,877 shares issued and 41,682,097 and 40,994,030 shares outstanding at February 28, 2026 and May 31, 2025, respectively	387	385
Additional paid-in capital	632,179	621,186
Accumulated deficit	(454,534)	(429,197)
Treasury stock, 613,847 shares, at cost at February 28, 2026 and May 31, 2025, respectively	(7,381)	(7,381)
Accumulated other comprehensive income (loss)	2,706	(2,023)
Total Stockholders’ Equity	173,357	182,970
Total Liabilities and Stockholders' Equity	$260,678	$280,144
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Nine Months Ended
	Feb 28, 2026	Feb 28, 2025
Cash flows from operating activities:
Net loss	$(25,337)	$(27,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,358	19,967
Non-cash lease expense	1,200	1,496
Non-cash interest expense	217	—
Stock based compensation	10,045	8,131
Change in fair value of contingent consideration	—	272
Deferred income taxes	(7)	(795)
Change in accounts receivable allowances	190	530
Fixed and intangible asset disposals	318	97
Other	817	149
Changes in operating assets and liabilities:
Accounts receivable	(2,847)	(424)
Inventories	3,584	(2,493)
Prepaid expenses and other	(6,372)	(9,459)
Accounts payable, accrued and other liabilities	(13,529)	(18,467)
Net cash used in operating activities	(14,363)	(28,939)
Cash flows from investing activities:
Additions to property, plant and equipment	(2,168)	(3,687)
Additions to placement and evaluation units	(2,511)	(3,868)
Net cash used in investing activities	(4,679)	(7,555)
Cash flows from financing activities:
Principal payments on financing arrangement	(278)	(58)
Proceeds from financing arrangement	—	6,310
Repurchase of common stock	—	(1,670)
Proceeds from exercise of stock options and employee stock purchase plan	950	933
Net cash provided by financing activities	672	5,515
Effect of exchange rate changes on cash	287	(317)
Decrease in cash	(18,083)	(31,296)
Cash at beginning of period	55,893	76,056
Cash at end of period	$37,810	$44,760

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$(15)	$7
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2025	41,607,877	$385	$621,186	$(429,197)	$(2,023)	(613,847)	$(7,381)	$182,970
Net loss				(10,903)				(10,903)
Issuance/Cancellation of restricted stock units	362,859		(478)					(478)
Purchases of common stock under ESPP	89,893	1	711					712
Stock-based compensation			4,470					4,470
Other comprehensive income, net of tax					2,084			2,084
Balance at August 31, 2025	42,060,629	$386	$625,889	$(440,100)	$61	(613,847)	$(7,381)	$178,855
Net loss				(6,350)				(6,350)
Issuance/Cancellation of restricted stock units	127,430							—
Stock-based compensation			2,891					2,891
Other comprehensive income, net of tax					937			937
Balance at November 30, 2025	42,188,059	$386	$628,780	$(446,450)	$998	(613,847)	$(7,381)	$176,333
Net loss				(8,084)				(8,084)
Issuance/Cancellation of restricted stock units	25,771		—					—
Purchases of common stock under ESPP	82,114	1	715					716
Stock-based compensation			2,684					2,684
Other comprehensive income, net of tax					1,708			1,708
Balance at February 28, 2026	42,295,944	$387	$632,179	$(454,534)	$2,706	(613,847)	$(7,381)	$173,357

Table of Content

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2024	40,801,597	$385	$610,484	$(395,204)	$(4,365)	(370,000)	$(5,714)	$205,586
Net loss				(12,798)				(12,798)
Issuance/Cancellation of restricted stock units	432,144		(321)					(321)
Issuance/Cancellation of performance share units	60,731		(347)					(347)
Purchases of common stock under ESPP	151,918	2	709					711
Stock-based compensation			3,205					3,205
Common stock repurchased		(1)				(72,141)	(551)	(552)
Other comprehensive income, net of tax					1,098			1,098
Balance at August 31, 2024	41,446,390	$386	$613,730	$(408,002)	$(3,267)	(442,141)	$(6,265)	$196,582
Net loss				(10,738)				(10,738)
Issuance/Cancellation of restricted stock units	3,166		(5)					(5)
Stock-based compensation			2,528					2,528
Common stock repurchased		(2)				(171,706)	(1,116)	(1,118)
Other comprehensive loss, net of tax					(481)			(481)
Balance at November 30, 2024	41,449,556	$384	$616,253	$(418,740)	$(3,748)	(613,847)	$(7,381)	$186,768
Net loss				(4,407)				(4,407)
Exercise of stock options	25,000		248					248
Issuance/Cancellation of restricted stock units	6,016		—					—
Purchases of common stock under ESPP	104,106	1	646					647
Stock-based compensation			2,398					2,398
Other comprehensive income, net of tax					216			216
Balance at February 28, 2025	41,584,678	$385	$619,545	$(423,147)	$(3,532)	(613,847)	$(7,381)	$185,870
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Loss for the three and nine months ended February 28, 2026 and 2025, the Consolidated Balance Sheet as of February 28, 2026, the Consolidated Statements of Cash Flows for the nine months ended February 28, 2026 and 2025, and the Consolidated Statements of Stockholders’ Equity for the nine months ended February 28, 2026 and 2025 have been prepared by the Company and are unaudited. The Consolidated Balance Sheet as of May 31, 2025 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended February 28, 2026 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three and nine months ended February 28, 2026 and 2025 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries (collectively, the "Company", "we", "our" or "us"). All intercompany balances and transactions have been eliminated.
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
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following table summarizes net sales by Med Tech, Med Device and by geography:

	Three Months Ended February 28, 2026			Three Months Ended February 28, 2025
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$32,314	$4,968	$37,282	$27,000	$4,341	$31,341
Med Device	34,964	6,177	41,141	34,340	6,323	40,663
Total	$67,278	$11,145	$78,423	$61,340	$10,664	$72,004

	Nine Months Ended February 28, 2026			Nine Months Ended February 28, 2025
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$94,127	$14,069	$108,196	$79,023	$11,840	$90,863
Med Device	107,201	18,170	125,371	104,476	17,001	121,477
Total	$201,328	$32,239	$233,567	$183,499	$28,841	$212,340
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
Variable Consideration
Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established for discounts, product returns, rebates and allowances that are offered within contracts between the Company and its customers. The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. Discounts and product returns are based on amounts earned or to be claimed on the related sales and are classified as a contra asset. During the three months ended February 28, 2026 and 2025, such product returns were not material. The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The Company establishes reserves for such amounts, which is included in "Accrued liabilities" in the accompanying Consolidated Balance Sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes. The Company is also required to pay administrative fees to group purchasing organizations.

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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Feb 28, 2026	May 31, 2025
Receivables	$45,552	$42,890
Contract assets	$—	$—
Contract liabilities	$419	$277
During the nine months ended February 28, 2026, the Company had additions to contract liabilities of $0.4 million. This was offset by $0.3 million in revenue that was recognized during the nine months ended February 28, 2026.
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

3. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Feb 28, 2026	May 31, 2025
Raw materials	$21,428	$27,497
Work in process	7,584	7,509
Finished goods	29,566	27,000
Inventories	$58,578	$62,006
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow-moving inventory. The total inventory reserve at February 28, 2026 and May 31, 2025 was $5.7 million and $4.4 million, respectively.

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

Table of Content
Intangible assets consisted of the following:

	Feb 28, 2026
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$185,871	$(123,115)	$62,756
Customer relationships	7,749	(5,142)	2,607
Trademarks	2,100	(2,100)	—
Licenses	3,837	(3,714)	123
	$199,557	$(134,071)	$65,486

	May 31, 2025
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$178,673	$(112,657)	$66,016
Customer relationships	7,749	(4,802)	2,947
Trademarks	2,100	(2,081)	19
Licenses	3,837	(3,703)	134
	$192,359	$(123,243)	$69,116
Amortization expense for the three months ended February 28, 2026 and 2025 was $2.7 million and $2.6 million, respectively. Amortization expense for the nine months ended February 28, 2026 and 2025 was $8.0 million and $7.7 million, respectively.
Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
Remainder of 2026	$2,673
2027	10,691
2028	10,643
2029	10,545
2030	10,531
2031 and thereafter	20,403
$65,486

5. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Feb 28, 2026	May 31, 2025
Payroll and related expenses	$19,073	$20,397
Outside services	2,966	3,243
Research and development	1,405	1,459
Royalties	2,043	2,642
Sales and franchise taxes	524	531
Deferred warranties	282	374
Transaction service agreement payable	—	2,241
Rebates	433	446
Accrued freight and tariffs	1,075	875
Accrued severance	1,526	800
Other	2,976	2,510
	$32,303	$35,518

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
As of February 28, 2026 there were no amounts outstanding on the Revolving Facility. As of February 28, 2026, the carrying value of long-term debt approximated its fair market value.
7. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was (0.8)% as of the third quarter of fiscal year 2026, as compared to 1.9% for the same period in fiscal year 2025. In fiscal year 2026, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state Research and Development ("R&D") credit carryforwards and other net deferred tax assets as of February 28, 2026. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making permanent certain provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest

Table of Content
expense limitation. In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the legislation does not have a material impact on our consolidated financial statements for the quarter ended February 28, 2026.
8. SHARE-BASED COMPENSATION
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. On November 12, 2024 the Company's shareholders approved an amendment to the 2020 Plan to increase the reserve of shares of common stock available for future grants by 3.2 million shares. As of February 28, 2026, there was a maximum of 2.6 million shares of common stock available for future grant under the 2020 Plan.
Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.
The Company also has an employee stock purchase plan. As of February 28, 2026, there was a maximum of 2.5 million shares of common stock available for future grant under the employee stock purchase plan.
For the three months ended February 28, 2026 and 2025, share-based compensation expense was $2.7 million and $2.4 million, respectively. For the nine months ended February 28, 2026 and 2025, share-based compensation expense was $10.0 million and $8.1 million, respectively.
During the nine months ended February 28, 2026 and 2025, the Company granted restricted stock units under the 2020 Plan to certain employees and members of the Board of Directors. Generally, restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award. In July 2023, the Board of Directors approved a change in terms of restricted stock units granted to non-employee directors to provide for immediate vesting upon grant of the award. In the event that the Company grants stock option awards, they are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award.
During the nine months ended February 28, 2026 and 2025, the Company granted performance share units under the 2020 Plan to certain employees. The awards may be earned by achieving performance levels over the requisite service period. The performance criteria are based on achieving certain performance targets and the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards is based on a Monte Carlo simulation model.
As of February 28, 2026, there was $21.1 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately two years. The Company has sufficient shares to satisfy expected share-based payment arrangements.
9. EQUITY
On July 16, 2024, the Board of Directors approved a share repurchase program (the "Repurchase Program") under which they authorized the Company the option to repurchase up to $15.0 million of its outstanding common stock. The timing and amount of any share repurchases under the authorization will be determined by management within certain parameters and based on market conditions and other considerations. There were no shares repurchased during the nine months ended February 28, 2026. During fiscal year 2025, the Company repurchased 243,847 shares of common stock in the open market at an aggregate cost of $1.7 million under the Repurchase Program. As of February 28, 2026, $13.3 million remained available for repurchase under the Repurchase Program.
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

Table of Content
The following table reconciles basic to diluted weighted-average shares outstanding:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2026	Feb 28, 2025	Feb 28, 2026	Feb 28, 2025
Basic	41,596	40,853	41,467	40,809
Effect of dilutive securities	—	—	—	—
Diluted	41,596	40,853	41,467	40,809

Securities excluded as their inclusion would be anti-dilutive	5,926	5,173	5,926	5,173

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
The table below summarizes net sales, cost of sales and gross margin by Med Tech and Med Device:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2026	Feb 28, 2025	Feb 28, 2026	Feb 28, 2025

Med Tech Net Sales	$37,282	$31,341	$108,196	$90,863
Med Tech Cost of Sales (exclusive of intangible amortization)	13,990	11,753	39,696	33,465
Gross Margin	23,292	19,588	68,500	57,398
Gross Margin %	62.5%	62.5%	63.3%	63.2%

Med Device Net Sales	$41,141	$40,663	125,371	$121,477
Med Device Cost of Sales (exclusive of intangible amortization)	22,954	21,394	65,752	63,388
Gross Margin	18,187	19,269	59,619	$58,089
Gross Margin %	44.2%	47.4%	47.6%	47.8%

Total Net Sales	$78,423	$72,004	$233,567	$212,340
Total Cost of Sales (exclusive of intangible amortization)	36,944	33,147	105,448	96,853
Gross Margin	41,479	38,857	128,119	115,487
Gross Margin %	52.9%	54.0%	54.9%	54.4%

Operating Expenses(1)	$54,430	$48,831	$157,851	$149,653
Other income (expense), net(2)	4,879	5,565	4,467	6,244
Loss before income tax benefit	(8,072)	(4,409)	(25,265)	(27,922)

Table of Content
(1) Operating expenses include Research and development, Sales and marketing, General and administrative, Amortization of intangibles, Change in fair value of contingent consideration and Acquisition, restructuring and other items, net.
(2) Other income (expense), net includes interest income, interest expense, foreign currency impacts and bank fees.
Geographic information
The table below summarizes net sales by geographic area based on external customer location:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2026	Feb 28, 2025	Feb 28, 2026	Feb 28, 2025
Net Sales
United States	$67,278	$61,340	$201,328	$183,499
International	11,145	10,664	32,239	28,841
Total	$78,423	$72,004	$233,567	$212,340
For the three months ended February 28, 2026 and 2025, international sales as a percentage of total net sales were 14.2% and 14.8%, respectively. For the nine months ended February 28, 2026 and 2025, international sales as a percentage of total net sales were 13.8% and 13.6%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales and 62% of long-lived assets are located within the United States and 38% are located within Israel.

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
Based on certain criteria, the transaction was accounted for as a financing arrangement, as it did not meet the criteria for a sale-leaseback. As a result, the assets remain in "Property, plant and equipment, net" on the Consolidated Balance Sheets at their historical book value and are depreciated over the term of the lease agreements. A financing arrangement was recorded in the amount of the net proceeds received. The Company will recognize monthly rent as a reduction of the finance arrangement

Table of Content
and interest expense, using the effective interest rate method. No gain or loss was recognized related to the financing arrangement for the three and nine months ended February 28, 2026.
As of February 28, 2026, the carrying value of the financing arrangement was $5.9 million, of which $0.4 million was classified as "Other current liabilities" and $5.5 million was classified as "Other long-term liabilities" on the Consolidated Balance Sheets. Interest expense associated with the financing arrangement was $0.1 million and $0.3 million for the three and nine months ending February 28, 2026, respectively.
Remaining future cash payments related to the financing arrangement as of February 28, 2026 for each of the following fiscal years is:

(in thousands)	Feb 28, 2026
Remainder of 2026	$201
2027	804
2028	745
2029	660
2030 and thereafter	1,705
Total minimum liability payments	$4,115
Less: imputed interest	(1,707)
Total	$2,408
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
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	Feb 28, 2026	May 31, 2025
Assets
Operating lease ROU asset	Other assets	$5,408	$3,850
Liabilities
Current operating lease liabilities	Other current liabilities	1,313	1,840
Non-current operating lease liabilities	Other long-term liabilities	4,181	2,106
Total lease liabilities		$5,494	$3,946
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

Feb 28, 2026
Weighted average remaining term (in years)	4.22
Weighted average discount rate	5.7%

Table of Content
The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	Feb 28, 2026
Remainder of 2026	$413
2027	1,550
2028	1,485
2029	1,278
2030 and thereafter	1,474
Total lease payments	$6,200
Less: imputed interest	706
Total lease obligations	$5,494
Less: Current portion of lease obligations	1,313
Long-term lease obligations	$4,181
During the three months ended February 28, 2026 and 2025, the Company recognized $0.5 million and $0.7 million of operating lease expense, respectively, which includes immaterial short-term leases. During the nine months ended February 28, 2026 and 2025, the Company recognized $1.8 million and $2.0 million of operating lease expense, respectively, which includes immaterial short-term leases. The expenses on the Consolidated Statement of Operations were classified as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2026	Feb 28, 2025	Feb 28, 2026	Feb 28, 2025
Cost of sales	$165	$230	$536	$691
Research and development	151	88	378	285
Sales and marketing	37	41	112	121
General and administrative	164	280	697	878
Acquisition, restructuring and other items, net	25	18	74	18
	$542	$657	$1,797	$1,993
The following table presents supplemental cash flow and other information related to leases:

	Nine Months Ended
(in thousands)	Feb 28, 2026	Feb 28, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,396	$1,680
ROU assets obtained in exchange for lease liabilities
Operating leases	$3,509	$—

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
On March 31, 2024, the Company and Bard’s parent company Becton, Dickinson and Company (collectively, “BD”) entered into a settlement agreement (the “Settlement Agreement”) to resolve the ongoing litigations. Neither party admitted any liability and the Settlement Agreement contains mutual covenants not to sue and releases. Under the terms of the Settlement Agreement, BD granted a license to the Company under certain of BD’s port patents and AngioDynamics granted BD a license under certain of the Company’s catheter patents. The Company made a one-time lump sum payment to BD in the amount of $7.0 million, $3.0 million which was paid within 5 business days of execution of the Settlement Agreement, and the remainder is payable in installments during 12 month period ending March 31, 2025. The Company will also make six minimum annual payments to BD of $2.5 million which started in fiscal year 2025, and potential additional payments if six percent (6%) of annual net sales of the Company’s port products exceed the minimum payment. The Company made payments of $2.5 million related to the minimum annual payments to BD during the quarter ended August 31, 2025. The parties participated in the appeal before the Federal Circuit of the case that was filed March 10, 2015 and on December 15, 2025, the Federal Circuit affirmed the District Court's finding of patent invalidity and entered judgement in favor of AngioDynamics. While the Company will continue to make annual payments to BD pursuant to the Settlement agreement, no additional contingent payments are due as a result of the Federal Circuit's affirmance. As of February 28, 2026, there was $2.5 million payable to BD recorded in other current liabilities and $6.8 million recorded in other long-term liabilities.
Port Product Claims
As of February 28, 2026, the Company is defending approximately 347 product liability claims involving the Company's port products (collectively, the “Port Product Claims”). The Port Product Claims are consolidated for pretrial proceedings in the United States District Court for the Southern District of California. The Port Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Port Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company.
15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET
Acquisition, Restructuring and Other Items
Acquisition, restructuring and other items, net, consisted of:

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2026	Feb 28, 2025	Feb 28, 2026	Feb 28, 2025
Legal (1)	$146	$—	$1,831	$406
Mergers and acquisitions	—	—	—	737
Plant closure (2)	5,195	3,130	9,911	11,820
Transition service agreement (3)	(555)	(463)	(1,523)	(1,424)
CEO retirement and transition(4)	870	—	870	—
Other	866	619	1,826	1,926
Total	$6,522	$3,286	$12,915	$13,465
(1) Legal expenses related to litigation that is outside the normal course of business.
(2) Plant closure expense, related to the restructuring of our manufacturing footprint which was announced on January 5, 2024.
(3) Transition services agreements that were entered into with Merit and Spectrum.
(4) CEO retirement and transition expenses related to the CEO search and retention agreements with the Company's executive leadership team.

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

Table of Content
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

The Company recorded restructuring charges related to the plan during the three and nine months ended February 28, 2026 of $5.2 million and $9.9 million, respectively. Total restructuring charges recorded to date are $33.2 million. Termination benefits are only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits are being recorded ratably over the service period.

The table below presents the restructuring reserve:

	Three Months Ended Feb 28, 2026
	Termination Benefits	Outside Consultants	Validation Expenses	Facilities Closeout Fees	Regulatory Filings	Other	Total
(in thousands)
Balance at November 30, 2025	$1,032	$645	$263	$—	$47	$39	$2,026
Charges	1,223	3,338	140	—	—	494	5,195
Non-cash adjustments	—	—	—	—	—	—	—
Cash payments	(1,126)	(3,360)	(322)	—	(47)	(444)	(5,299)
Balance at February 28, 2026	$1,129	$623	$81	$—	$—	$89	$1,922

	Nine Months Ended Feb 28, 2026
	Termination Benefits	Outside Consultants	Validation Expenses	Facilities Closeout Fees	Regulatory Filings	Other	Total
(in thousands)
Balance at May 31, 2025	$629	$622	$86	$—	$—	$166	$1,503
Charges	1,786	5,263	1,231	337	60	1,234	9,911
Non-cash adjustments	—	—	—	(337)	—	—	(337)
Cash payments	(1,286)	(5,262)	(1,236)	—	(60)	(1,311)	(9,155)
Balance at February 28, 2026	$1,129	$623	$81	$—	$—	$89	$1,922

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
In evaluating the operating performance of our business, management focuses on company-wide and segment revenue and gross margin and company-wide operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three and nine months ended February 28, 2026 compared to the three and nine months ended February 28, 2025 are as follows:
Three months ended February 28, 2026:
•Revenue increased by 8.9% to $78.4 million
•Med Tech and Med Device growth of 19.0% and 1.2%, respectively
•Gross margin decreased 110 bps to 52.9%
•Med Tech gross margin remained consistent at 62.5% and Med Device gross margin decreased 320 bps to 44.2%
•Net loss increased by $3.7 million to a loss of $8.1 million
•Loss per share increased by $0.08 to $0.19

Nine months ended February 28, 2026:
•Revenue increased by 10.0% to $233.6 million
•Med Tech and Med Device growth of 19.1% and 3.2%, respectively
•Gross margin increased 50 bps to 54.9%
•Med Tech gross margin increased 10 bps to 63.3% and Med Device gross margin decreased 20 bps to 47.6%
•Net loss decreased by $2.6 million to a loss of $25.3 million
•Loss per share decreased by $0.07 to $0.61

Our Med Tech revenue, comprised of Auryon, the thrombus management platform and NanoKnife, grew 19.0% in the third quarter of fiscal year 2026 driven by growth across all product lines. Our Med Device revenue grew by 1.2% in the third quarter of fiscal year 2026 driven by growth in the Core and Venous product lines which was partially offset by softness in the Ports.
Results of Operations
For the three months ended February 28, 2026, the Company reported net loss of $8.1 million, or diluted loss per share of $0.19, on net sales of $78.4 million, compared with a net loss of $4.4 million, or diluted loss per share of $0.11, on net sales of $72.0 million during the same quarter of the prior year. For the nine months ended February 28, 2026, the Company reported net loss of $25.3 million, or diluted loss per share of $0.61, on net sales of $233.6 million, compared with a net loss of $27.9 million, or diluted loss per share of $0.68, on net sales of $212.3 million during the same quarter of the prior year.
Net sales - Net sales are derived from the sale of products and related freight charges, less discounts, rebates and returns.

Table of Content

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 28, 2026	Feb 28, 2025	$ Change	Feb 28, 2026	Feb 28, 2025	$ Change
Net Sales
Med Tech	$37,282	$31,341	$5,941	$108,196	$90,863	$17,333
Med Device	41,141	40,663	$478	125,371	121,477	3,894
Total	$78,423	$72,004	$6,419	$233,567	$212,340	$21,227

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 28, 2026	Feb 28, 2025	$ Change	Feb 28, 2026	Feb 28, 2025	$ Change
Net Sales
United States	$67,278	$61,340	$5,938	$201,328	$183,499	$17,829
International	11,145	10,664	$481	32,239	28,841	3,398
Total	$78,423	$72,004	$6,419	$233,567	$212,340	$21,227
For the three months ended February 28, 2026, net sales increased $6.4 million to $78.4 million compared to the same period in the prior year. For the nine months ended February 28, 2026, net sales increased $21.2 million to $233.6 million compared to the same period in the prior year. At February 28, 2026, the Company had a backlog of $0.3 million.
The Med Tech segment net sales increased $5.9 million and $17.3 million for the three and nine months ended February 28, 2026 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•Increased Auryon sales of $2.5 million and $7.8 million, respectively;
•Increased sales of the thrombus management platform of $2.1 million and $5.5 million compared to the same period in the prior year, respectively. This was driven by an increase in AlphaVac and AngioVac sales of $1.7 million and $5.5 million compared to the same period in the prior year, respectively and an increase in thrombolytic sales of $0.4 million and $0.1 million compared to the same period in the prior year, respectively; and
•Increased NanoKnife sales of $1.3 million and $4.0 million, respectively, which was driven by increased disposable and capital sales.
The Med Device segment net sales increased $0.5 million and $3.9 million for the three and nine months ended February 28, 2026 compared to the same period in the prior year, respectively. The backlog, which primarily impacted sales of Core products, was $0.3 million. The change for both periods was primarily driven by:
•Increased sales of Core, Venous and Microwave products of $0.5 million, $0.6 million and $0.1 million, respectively, which was partially offset by decreased sales of Ports and other Oncology products of $0.6 million and $0.2 million for the three months ended February 28, 2026.
•Increased sales of Core and Venous products of $2.4 million and $2.2 million, respectively, which was partially offset by decreased sales of Ports and Oncology products of $0.7 million and $0.1 million, respectively, for the nine months ended February 28, 2026.

Table of Content
Gross Margin

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 28, 2026	Feb 28, 2025	$ Change	Feb 28, 2026	Feb 28, 2025	$ Change
Med Tech	$23,292	$19,588	$3,704	$68,500	$57,398	$11,102
Gross margin % of sales	62.5%	62.5%		63.3%	63.2%

Med Device	$18,187	$19,269	$(1,082)	$59,619	$58,089	$1,530
Gross margin % of sales	44.2%	47.4%		47.6%	47.8%

Total	$41,479	$38,857	$2,622	$128,119	$115,487	$12,632
Gross margin % of sales	52.9%	54.0%		54.9%	54.4%

Gross margin - Gross margin consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Total Company gross margin increased by $2.6 million and $12.6 million for the three and nine months ended February 28, 2026 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•Sales volume and price, which positively impacted gross margin by $4.7 million and $14.5 million, respectively. For the nine months ended February 28, 2026, this includes sales to a new distributor which positively impacted gross margin by $1.5 million;
•Benefits from product lines transitioned to third-party manufacturers along with other incentives, which positively impacted gross margin by $1.5 million and $5.1 million, respectively;
•Product mix, which negatively impacted gross margin by $0.3 for the three months ended February 28, 2026 and which positively impacted gross margin by $0.5 million for the nine months ended February 28, 2026;
•Production volume and other incentives, which negatively impacted gross margin by $0.8 million and $1.1 million, respectively;
•Tariffs, which negatively impacted gross margin by $1.4 million and $4.3 million, respectively;
•Inflation and other operations costs, which negatively impacted gross margin by $1.3 million and $1.6 million, respectively; and
•A decrease in incremental depreciation on placement units of $0.2 million for the three months ended February 28, 2026 and an increase in incremental depreciation on placement units of $0.6 million for the nine months ended February 28, 2026.
The Med Tech segment gross margin increased by $3.7 million and $11.1 million for the three and nine months ended February 28, 2026 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•Sales volume and price, which positively impacted gross margin by $4.1 million and $12.2 million, respectively. For the nine months ended February 28, 2026, this includes sales to a new distributor which positively impacted gross margin by $1.0 million;
•Benefits from product lines transitioned to third-party manufacturers along with other incentives, which positively impacted gross margin by $1.0 million and $2.2 million, respectively;
•Product mix, which negatively impacted gross margin by $1.2 million and $2.5 million, respectively;
•Inflation and other operations costs, which negatively impacted gross margin by $0.1 million for the three months ended February 28, 2026 and positively impacted gross margin by $0.9 million for the nine months ended February 28, 2026;
•Tariffs, which negatively impacted gross margin by $0.5 million for the nine months ended February 28, 2026; and
•Incremental depreciation on placement units of $1.3 million for the nine months ended February 28, 2026.
The Med Device segment gross margin decreased by $1.1 million and increased $1.5 million for the three and nine months ended February 28, 2026 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:

Table of Content
•Price and product mix, which positively impacted gross margin by $1.9 million and $4.5 million, respectively. For the nine months ended February 28, 2026, this includes sales to a new distributor which positively impacted gross margin by $0.5 million;
•Benefits from product lines transitioned to third-party manufacturers, which positively impacted gross margin by $0.7 million and $3.4 million, respectively;
•Sales volume, which negatively impacted gross margin by $0.6 for the three months ended February 28, 2026 and which positively impacted gross margin by $0.3 million for the nine months ended February 28, 2026;
•Tariffs, which negatively impacted gross margin by $1.4 million and $3.8 million, respectively;
•Production volume and other incentives, which negatively impacted gross margin by $0.8 million and $1.1 million, respectively;
•Inflation and other operations costs, which negatively impacted gross margin by $1.2 million and $2.5 million, respectively; and
•A decrease in incremental depreciation on placement units of $0.2 million and $0.7 million, respectively.

Operating Expenses and Other Income (Expense)

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 28, 2026	Feb 28, 2025	$ Change	Feb 28, 2026	Feb 28, 2025	$ Change
Research and development	$7,084	$6,913	$171	$21,269	$19,632	$1,637
% of sales	9.0%	9.6%		9.1%	9.2%
Selling and marketing	$27,437	$25,504	$1,933	$82,278	$76,698	$5,580
% of sales	35.0%	35.4%		35.2%	36.1%
General and administrative	$10,719	$10,490	$229	$33,425	$31,856	$1,569
% of sales	13.7%	14.6%		14.3%	15.0%
Research and development expense - R&D expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.
R&D expense increased $0.2 million and $1.6 million for the three and nine months ended February 28, 2026 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•The timing of certain projects and clinical spend associated with ongoing clinical trials, which increased by $0.3 million and $1.6 million, respectively; and
•Compensation and benefits expenses, which decreased $0.1 million for the three months ended February 28, 2026.

Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense increased $1.9 million and $5.6 million for the three and nine months ending February 28, 2026 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•Compensation and benefits expense, which increased by $1.0 million and $3.1 million, respectively;
•Consulting, travel and other selling expenses, which increased $0.5 million and $1.4 million, respectively; and
•Trade shows, subscriptions and other marketing expenses, which increased $0.5 million and $1.0 million, respectively.

General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense increased $0.2 million and $1.6 million for the three and nine months ended February 28, 2026 compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•Compensation and benefits expenses, which increased $0.7 million and $3.9 million, respectively;
•Other outside consultant spend, which decreased $0.4 million and $1.8 million, respectively; and
•Depreciation and other corporate expenses, which decreased $0.1 million and $0.6 million, respectively.

Table of Content

	Three Months Ended			Nine Months Ended
(in thousands)	Feb 28, 2026	Feb 28, 2025	$ Change	Feb 28, 2026	Feb 28, 2025	$ Change
Amortization of intangibles	$2,668	$2,598	$70	$7,964	$7,730	$234
Change in fair value of contingent consideration	$—	$40	$(40)	$—	$272	$(272)
Acquisition, restructuring and other items, net	$6,522	$3,286	$3,236	$12,915	$13,465	$(550)
Other income, net	$4,879	$5,565	$(686)	$4,467	$6,244	$(1,777)
Amortization of intangibles - Represents the amount of amortization expense that was taken on intangibles assets held by the Company.
•Amortization expense remained consistent for the three and nine months ended February 28, 2026 compared to the same period in the prior year.
Change in fair value of contingent consideration - Represents changes in contingent consideration driven by changes to estimated future payments on earn-out liabilities created through acquisitions and amortization of present value discounts on long-term contingent consideration.
•The change in the fair value for the three and nine months ended February 28, 2026 is related to the Eximo contingent consideration. The final milestone associated with the contingent consideration was reached during the third quarter of fiscal year 2025 and was paid during the fourth quarter of fiscal year 2025.
Acquisition, restructuring and other items, net - Represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.
Acquisition, restructuring and other items, net, increased by $3.2 million and decreased by $0.6 million for the three and nine months ended February 28, 2026, compared to the same period in the prior year. The change for both periods was primarily driven by:
•Legal expense, related to litigation that is outside of the normal course of business, which increased $0.1 million and $1.4 million, respectively;
•Plant closure expense, related to the restructuring of our manufacturing footprint which was announced on January 5, 2024, which increased $2.1 million for the three months ended February 28, 2026 and decreased $1.9 million for the nine months ended February 28, 2026;
•Mergers and acquisition expense, which decreased $0.7 million for the nine months ended February 28, 2026;
•Transaction services agreements that were entered into as a result of the divestiture of the PICCs, Midline, dialysis and BioSentry businesses. The increase in the fees invoiced was $0.1 million for both periods;
•Transition expenses related to the upcoming retirement of our CEO which was announced on January 6, 2026, which increased $0.9 million for both periods; and
•Other expenses, mainly severance associated with organizational changes, increased $0.2 million for the three months ended February 28, 2026 and decreased $0.1 million for the nine months ended February 28, 2026.

Other income, net - Other expenses include interest expense, foreign currency impacts and bank fees.
Other income, net decreased by $0.7 million and $1.8 million, for the three and nine months ended February 28, 2026, compared to the same period in the prior year, respectively. The change for both periods was primarily driven by:
•The Company achieved the manufacturing transfer milestone related to divested products in the third quarter of fiscal year 2026 and recorded the associated revenue of $5.0 million which was paid to the Company in the third quarter of fiscal year 2026;
•The Company achieved the sales milestone related to divested products in the third quarter of fiscal year 2025 and recorded a receivable of $5.5 million which was paid to the Company in the fourth quarter of fiscal year 2025; and
•Interest income, which decreased $0.2 million and $1.2 million, respectively.

Table of Content
Income Tax Benefit

	Three Months Ended		Nine Months Ended
(in thousands)	Feb 28, 2026	Feb 28, 2025	Feb 28, 2026	Feb 28, 2025
Income tax expense (benefit)	$12	$(2)	$72	$21
Effective tax rate including discrete items	(0.1)%	—%	(0.3)%	(0.1)%
Our effective tax rate including discrete items for the three months ended February 28, 2026 and February 28, 2025 was (0.1)% and 0.0%, respectively. Our effective tax rate including discrete items for the nine months ended February 28, 2026 and February 28, 2025 was (0.3)% and (0.1)%, respectively. In fiscal year 2026, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible stock-based compensation).
Liquidity and Capital Resources
We regularly review our liquidity and anticipated capital requirements and we believe that our current cash on hand provides sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months.
Our cash and cash equivalents totaled $37.8 million as of February 28, 2026, compared with $55.9 million as of May 31, 2025. As of February 28, 2026 and May 31, 2025 the Company did not have any outstanding debt.
The table below summarizes our cash flows:

	Nine Months Ended
(in thousands)	Feb 28, 2026	Feb 28, 2025
Cash provided by (used in):
Operating activities	$(14,363)	$(28,939)
Investing activities	(4,679)	(7,555)
Financing activities	672	5,515
Effect of exchange rate changes on cash and cash equivalents	287	(317)
Net change in cash and cash equivalents	$(18,083)	$(31,296)
During the nine months ended February 28, 2026 and 2025, cash flows consisted of the following:
Cash used in operating activities
Nine months ended February 28, 2026 and 2025:
•Net loss of $25.3 million and $27.9 million, respectively, plus the non-cash items, primarily driven by depreciation and amortization and stock based compensation, along with the changes in working capital below, contributed to cash used in operations of $14.4 million and $28.9 million, respectively, for these periods.
•For the period ended February 28, 2026, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $13.5 million, along with increased accounts receivable and prepaid expenses of $2.8 million and $6.4 million, respectively. This was partially offset by decreased inventory of $3.6 million.
•For the period ended February 28, 2025, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $18.5 million, along with increased accounts receivable, inventory and prepaid expenses of $0.4 million, $2.5 million and $9.5 million, respectively.
Cash used in investing activities
Nine months ended February 28, 2026 and 2025:
•$2.2 million and $3.7 million, respectively, of cash was used for fixed asset additions; and
•$2.5 million and $3.9 million, respectively, of cash was used for Auryon placement and evaluation unit additions.

Cash provided by financing activities
Nine months ended February 28, 2026 and 2025:
•$0.3 million and $0.1 million, respectively, of principal payments on the financing arrangements;

Table of Content
•$6.3 million of proceeds from financing arrangements in the third quarter of fiscal year 2025;
•$1.0 million of proceeds from stock option and ESPP activity for both periods; and
•$1.7 million of cash was used for the repurchase of commons shares in fiscal year 2025.
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
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British Pound and Canadian Dollar. For the nine months ended February 28, 2026, approximately 4.1% of our sales were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross margin will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expenses) Income. Significant non-functional balances include accounts receivable due from a sub-section of our international customers.
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to indebtedness. As of February 28, 2026, the Company did not have any outstanding debt (see Note 6, "Long-Term Debt" set forth in the Notes in the consolidated financial statements included in this Annual Report on Form 10-K).
The Credit Agreement provides for a $25.0 million secured revolving credit facility. Interest on the Revolving Facility will be based, at the Company's option, on a rate equal to (i) the Secured Overnight Financing Rate ("SOFR") plus 0.1% (subject to a floor of 0%) ("Adjusted Term SOFR"), or (ii) the alternate base rate (subject to a floor of 0%) ("ABR"), and in each case with a margin for Adjusted Term SOFR loans of 2.0% and for ABR loans of 1.0%. The Revolving Facility will also carry a commitment fee of 0.2% per annum. As of February 28, 2026 there were no amounts outstanding on the Revolving Facility.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended February 28, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended February 28, 2026:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (2)
December 1, 2025 - December 31, 2025	—	$13.26	—	$—
January 1, 2026 - January 31, 2026	—	$10.65	—	$—
February 1, 2026 - February 28, 2026	—	$11.00	—	$—
Total	—	$—	—	—
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
Item 3. Defaults on Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended February 28, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) or the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Table of Content
Item 6

	EXHIBIT INDEX	Incorporated by Reference
No.	Description	Form	Exhibit	Filing Date

10.1	Transition and Retirement Agreement, dated as of February 3, 2026, by and between AngioDynamics, Inc. and James C. Clemmer	8-K	10.1	February 3, 2026

10.2	Form of AngioDynamics Retention Incentive Letter Agreement	8-K	10.2	February 3, 2026

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Documents

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Documents

101.PRE	XBRL Presentation Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGIODYNAMICS, INC.
(Registrant)

Date:	April 2, 2026	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	April 2, 2026	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)