Form 10-K
period 2026-05-31
ANGIODYNAMICS INC
filed 2026-07-14
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2026

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

As of November 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $436,293,219 computed by reference to the last sale price of the common stock on that date as reported by The NASDAQ Global Select Market.

As of July 10, 2026 there were 41,332,389 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year ended May 31, 2026.

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
Med Tech
Auryon
The Auryon Atherectomy System represents one of our latest advancements in the treatment of peripheral arterial disease. The device is engineered to deliver an optimized wavelength and short pulse width to remove a wide range of lesion types while minimizing damage to the vessel wall endothelium. Incorporating integrated aspiration, the Auryon System enhances procedural safety by helping remove plaque from the vasculature. The device delivers safe, effective and versatile treatment across a broad spectrum of lesion types and anatomical locations including above and below the knee. Designed for flexibility, the device supports femoral, pedal or radial access allowing physicians to expand treatment options for their patients. The Auryon system delivers a safe, efficient and comprehensive treatment option on one single platform.
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
In February 2026, the NanoKnife system received BSI approval for the product to bear the MDR CE mark supporting expanded indications for the ablation of pancreas, kidney, liver or prostate tumors, including intermediate risk prostate cancer.

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

The Solero MTA System and Accessories are indicated for the ablation of soft tissue during open procedures by the FDA in the USA and for open laparoscopic and percutaneous procedures under the European MDR regulations. The Solero MTA System is not intended for cardiac use.
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
Our primary competitors include: Boston Scientific Corporation; Cook Medical; Medical Components, Inc. (MedComp); TeleFlex Medical; Becton Dickinson; Medtronic; Merit Medical; Terumo Medical Corporation; Johnson and Johnson; Philips

Healthcare; Stryker Corporation; Penumbra, Inc.; Siemens Healthineers; Abbott Laboratories; Profound Medical; EDAP TMS; and Total Vein Systems.
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
MANUFACTURING
We manufacture certain products from two leased manufacturing properties, one in Queensbury, NY and one small facility in Glens Falls, NY, providing capabilities which include manufacturing, service, offices, engineering and research and we lease distribution warehouses. We also utilize third-party manufacturers for the manufacturing of certain products. We have custom-designed proprietary manufacturing and processing equipment and have developed proprietary enhancements for existing production machinery that is utilized in our facilities and by our third-party manufacturers. Our products are manufactured from raw materials and are assembled and tested to ensure compliance with applicable regulatory standards and our internal specifications.
The manufacturing facilities, both ours and third-party, are registered with the FDA and have been certified to ISO 13485 standards. ISO 13485 is a quality system standard that satisfies European Union regulatory requirements, thus allowing us to market and sell our products in European Union countries. AngioDynamics is certified under the Medical Device Single Audit Program ("MDSAP") which allows a recognized auditing organization to conduct a single regulatory audit of a medical device manufacturer to satisfy the relevant requirements of the regulatory authorities participating in the program. International partners that are participating in the MDSAP include:
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
FDA submissions require extensive validations and testing which requires a significant amount of time and financial resources. Changes in both regulations and FDA perspectives have increased time and testing requirements, which have caused and are expected to continue to cause significant delays and increased costs for clearances and approvals. The increased focus by the FDA on such issues as chemical identification of all colorants, non-acceptance of certain colorants (certain forms of carbon black) and other concerns, and increased requirement for clinical data to support submissions, continue to cause challenges and delays. In addition, changes to existing products call into question previously approved devices and result in additional costs for testing and material analysis.
The devices manufactured by us are also subject to the QSR, which imposes elaborate testing, control, documentation and other quality assurance procedures on our manufacturing facilities. Every phase of production, including raw materials, components and subassembly, manufacturing, testing, quality control, labeling, tracing of customers after distribution and follow-up and reporting of complaint information is governed by the FDA’s QMSR. Device manufacturers are required to register their facilities and list their products with the FDA and certain state agencies. The FDA periodically inspects manufacturing facilities and, if there are alleged violations, the operator of a facility must correct them or satisfactorily demonstrate the absence of the violations or face regulatory action. Failure to maintain compliance with the QMSR may result in the issuance of one or more Forms 483 or warning letters and could potentially result in a consent decree. Failure to maintain the QMSR appropriately could result in the issuance of further warning letters. In addition, non-compliance with applicable FDA requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, inability to obtain clearances or approvals for products, withdrawal of marketing approvals, a recommendation by the FDA to disallow us to enter into government contracts, and/or criminal prosecutions. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us.
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

EMPLOYEES
As of May 31, 2026, we had approximately 632 full time employees. None of our employees are represented by a labor union and we have never experienced a work stoppage. In the highly competitive medical technology industry, we consider attracting, developing, engaging and retaining high performing talent in positions critical to our long-term growth strategy including but not limited to technical, operational, marketing, sales, research and development, and management. Our ability to recruit and retain such talent depends on several factors, including culture, compensation and benefits, talent development, career opportunities, recognition and work environment. Our goal is to create a diverse and inclusive culture that encourages an environment where employees feel welcomed, respected and valued. We are committed to making employment decisions without regard to race, religion, ethnicity or national origin, gender, sexual orientation, gender identity or expression, age, disability, protected veteran status or any other characteristics protected by law.
The engagement of our workforce is crucial to delivering on our competitive strategy, and we place high importance on informed and engaged employees. We communicate frequently and transparently with our employees through a variety of communication methods, including video and written communications, town hall meetings and our company intranet.
Executive Officers of the Company
The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
James C. Clemmer	61	President and Chief Executive Officer
Stephen A. Trowbridge	51	Executive Vice President and Chief Financial Officer
Lawrence T. Weiss	57	Senior Vice President, Chief Legal Officer & Corporate Secretary
Chad T. Campbell	55	Senior Vice President and General Manager, Oncology and Interventional Devices
Laura Piccinini	56	Senior Vice President and General Manager, Cardiovascular and International
Warren G. Nighan	57	Senior Vice President, Global Supply Chain, Quality and Regulatory Affairs
James C. Clemmer became our President and Chief Executive Officer (CEO) in April 2016. Prior to joining AngioDynamics, Mr. Clemmer served as President of the $1.8 billion medical supplies segment at Covidien plc. where he directed the strategic and day-to-day operations for global business divisions that collectively manufactured 23 different product categories. In addition, he managed global manufacturing, research and development, operational excellence, business development and all other functions associated with the medical supplies business. Prior to his role at Covidien, Mr. Clemmer served as Group President at Kendall Healthcare (which was acquired by Tyco International in 1994), where he managed the U.S. business across five divisions and built the strategic plan for the medical supplies segment before Covidien was spun off from Tyco. Mr. Clemmer began his career at Sage Products, Inc. Mr. Clemmer currently serves on the Board of Directors for AngioDynamics and previously served on the Board of Directors for Lantheus Medical Imaging. Mr. Clemmer is a graduate of the Massachusetts College of Liberal Arts, where he served as interim president from August 2015 until March 2016. As previously disclosed, Mr. Clemmer has announced his intention to retire on the earlier of November 30, 2026 and appointment of a successor CEO.
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
The markets for our products are highly competitive and we expect competition to continue to intensify, in part due to the trend of increased consolidation, which may result in companies with greater scale and market power. The medical device industry is characterized by rapid technological change, frequent product introductions and evolving customer requirements. Our customers consider many factors when choosing products, including technology, features and benefits, quality, reliability, ease of use, clinical or economic outcomes, availability, price and customer service. We face competition globally from a wide range of companies, many of whom have substantially greater financial, marketing and other resources than us. We may not be able to compete effectively, and we may lose market share to our competitors.
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
The market for our devices is characterized by rapid technological change, new product introductions, technological improvements, changes in physician requirements and evolving industry standards. Product life cycles are relatively short because medical device manufacturers continually develop more effective and less expensive versions of existing devices in response to physician demand. Our products are technologically complex and we engage in significant product development and improvement programs to maintain and improve our competitive position, including market studies and clinical trials that may require more time and expense than anticipated. We may not, however, be successful in enhancing existing products, or developing new products or technologies that will achieve regulatory approval, be developed or manufactured in a cost-effective manner, obtain appropriate intellectual property protection or receive market acceptance. We also may be unable to recover all or a meaningful part of our investment in these products or technologies. Additionally, there can be no assurance that the size of the markets in which we compete will increase above existing levels or not decline, that we will be able to maintain, gain or regain market share or that we can compete effectively on the basis of price or that the number of procedures in which our products are used will increase above existing levels or not decline.
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
We currently purchase significant amounts of several key products, raw materials and product components from single and limited source suppliers and anticipate that we will do so for future products as well. Any delays in delivery of or shortages in those or other products and components could interrupt and delay manufacturing of our products, lead to backlogs and result in the cancellation of orders for our products. Any or all of these suppliers could discontinue the manufacture or supply of these products, raw materials and/or components at any time.
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
We currently rely on third-party manufacturers for a portion of our products. We also announced a plan to transfer certain product manufacturing processes from Queensbury, NY to third-party manufacturers located in various parts of the world, including, but not limited to the United States, Costa Rica, Latvia, Italy, Israel and China. The restructuring activities associated with this plan are expected to be completed in the first quarter of fiscal year 2027. If we are unable to effectively execute on this plan within the announced timeline it could have a material adverse effect on our business, financial condition and/or results of operations.
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

In addition, our business practices in international markets are subject to the requirements of the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), any violation of which could subject us to significant fines, criminal sanctions and other penalties. We expect all of our contracted manufacturing facilities, to comply with all applicable laws and to otherwise meet our standards of conduct. Our ability to find manufacturing facilities that uphold these standards is a challenge, especially with respect to facilities located outside the United States. We also are subject to the risk that one or more of these manufacturing facilities will engage in business practices in violation of our standards or applicable laws, which could damage our reputation, hurt our relationship with our customers and result in negative publicity, damage to our brand and a material and adverse effect on our business, financial condition, results of operations and/or liquidity.
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
Outside of North America we rely heavily on third party distributors, either on a country-by-country basis or on a multi-country, regional basis, to market, sell and distribute our products where we do not have a direct sales and marketing presence (including, among others, China, Japan, Brazil, the Middle East and many European countries). As such, our revenue, if any, depends on the terms of such arrangements and the distributors’ efforts. These efforts may turn out not to be sufficient and our third-party distributors may not effectively sell our products. International distributors accounted for approximately 75% of international revenues for the fiscal year ended May 31, 2026. International sales increased 9% in fiscal year 2026 partially due to the sale of the PICCs, Midline, dialysis and BioSentry businesses, along with the discontinuation of the RadioFrequency Ablation product line. If we are unable to maintain our relationships or establish direct sales capabilities on acceptable terms or at all, we may lose significant revenue or be unable to achieve our growth aspirations. In certain circumstances, distributors may also sell competing products, or products for competing diagnostic modalities, and may have incentives to shift sales towards those competing products. As a result, we cannot assure you that our international distributors will increase or maintain our current levels of unit sales or increase or maintain our current unit pricing, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and/or liquidity. In addition, there is a risk that our distributors will not be financially viable due to current economic and/or regulatory events in their respective countries or remit payments to us in a timely manner. If our distributors fail to comply with applicable laws or fail to effectively market and sell our products, our financial condition and results of operations could be materially and adversely impacted.
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
The Company's recent divestitures of certain product lines, along with potential future divestitures of certain other product lines will allow us to transform ourselves into a high growth, highly profitable, medical technology company. If we are unable to achieve our growth and profitability objectives due to competition, lack of acceptance of our products, failure to generate favorable clinical data or gain regulatory approvals, or other risks as described in this section, or due to other events, we will not be successful in transforming our business and may not see the appropriate market valuation. The divestiture of product lines will impact revenue, earnings and cash flows, which over time we expect to replace by investing in higher margin revenue streams. There is a risk that we will be unable to replace the revenue, earnings and cash flow that these product lines generated, or that the cost of such will be higher than expected. If we are unable to achieve our profit and growth objectives, such failure will be exacerbated by the loss of revenue, earnings and cash flow generated by our divested product lines and could materially impact our financial position and results of operations, resulting in a decline in our stock price.
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
Sales outside the U.S. accounted for approximately 14% of our net sales during our fiscal year ended May 31, 2026. We anticipate that sales from international operations will continue to represent a significant portion of our total sales, and we intend to continue our expansion into emerging and/or faster-growing markets outside the U.S. Our sales and profitability from our international operations are subject to risks and uncertainties that could have a material adverse effect on our business, financial condition and/or results of operations, many of which we cannot predict, including:
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

Geopolitical developments related to various global conflicts are sources of uncertainty and may cause disruptions to global or regional markets, supply chains or operations in the regions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. The Israel/Hamas war and the military conflict involving Iran and the associated geopolitical tensions in the Middle East have also disrupted operations of companies doing business in the Middle East. These events may escalate and have created increasingly volatile global economic conditions. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China and Israel, resulting in a “trade war.” A trade war could result in increased costs for raw materials we use in our manufacturing and could result in Russia, Israel and other foreign governments imposing tariffs on products that we export outside the U.S. or otherwise limiting our ability to sell our products abroad. These increased costs could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if global conflicts continue for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face material adverse effects on our business, financial condition, results of operations and/or liquidity.
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
Our business could be harmed if we cannot hire or retain qualified personnel or fail to successfully manage the transition to a new Chief Executive Officer.
Our business depends upon our ability to attract and retain highly qualified personnel, including managerial, sales, and technical personnel. We compete for key personnel with other companies, healthcare institutions, academic institutions, government entities and other organizations. We do not have written employment agreements with our executive officers, other than the Chief Executive Officer ("CEO"). Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel or hire or retain other qualified personnel in the future, including personnel for our manufacturing facilities and field based sales employees. If we are not able to hire and retain personnel in our manufacturing facilities, we may not meet our production demand. In addition, our sales force is highly talented and we face intense competition in our industry for sales personnel which could have an adverse effect on our business and revenue if there is significant turnover.
Additionally, certain of our officers, including our CEO, have significant tenure with the Company, are highly knowledgeable of the Company’s business and operations, maintain key external relationships on behalf of the Company, and have been integral to the success of the Company. Significant resources and attention may need to be expended at the executive and Board levels to identify and onboard successors in the event of an unexpected or unplanned departure of any such officers. As previously disclosed, our President and CEO, James C. Clemmer, has announced his intention to retire on the earlier of November 30, 2026 and appointment of a successor CEO, and our Board has initiated a search for a new CEO. CEO transitions can be inherently difficult to manage. During this succession and transition period, there could be uncertainty among investors, customers, third parties and employees concerning our future leadership, which could negatively impact our operating results and may cause disruption to the Company’s business. We may not be able to employ a suitable replacement CEO at favorable terms in the near future, or at all. If we do identify and appoint a suitable successor CEO, the effectiveness of our new CEO, and our ability to maintain continuity during the transition, could have a material adverse impact on our business, financial condition or results of operations.

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
Our ability to meet our cash requirements could be dependent upon our operating performance, which would be subject to many factors which could be beyond our control. We cannot provide assurance that our business operations would generate sufficient cash flows from operations to fund potential cash requirements and debt service obligations. If our operating results, cash flow or capital resources prove inadequate, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet other obligations. If we incurred indebtedness and were unable to service our debt, we could be forced to reduce or delay planned expansions and capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital, and we could be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our potential debt obligations or could have an adverse impact on our business. Our potential debt agreements could limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our potential debts or to successfully undertake any of these actions could have a material adverse effect on us.

Inflationary pressure and unfavorable economic conditions could negatively affect our operations and business.
A significant deterioration in economic conditions, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures or disruptions to credit and capital markets, could lead to decreased consumer confidence and spending and availability of credit. For example, a rapid increase in inflation levels may negatively impact demand for our products and increase our costs and may lead to a rapid increase in interest rates. In addition, if rates increase, we may incur significant additional expense and adversely impact our ability to achieve our other strategic goals and business plans.
Economic uncertainty, an increase in unemployment rates, as well as an increase in health insurance premiums, co-payments and deductibles may result in cost-conscious consumers making fewer trips to their physicians and specialists or deferring or foregoing elective surgeries and other non-critical medical procedures, which in turn would adversely affect demand for our products. Additionally, recent macroeconomic events, including inflationary pressures and threatened and imposed tariffs have negatively impacted consumer sentiment, resulted in decreased procedural volume for certain treatments, especially in the United States, and have impacted our customer's liquidity and purchasing behaviors. If these or similar conditions persist or worsen, our business, financial condition and results of operations could be materially harmed.
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
IRC Section 382 and related provisions contain rules that limit for U.S. federal income tax purposes the ability of a Company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain other tax attributes existing as of the date of such ownership change. Our Federal net operating loss carryforwards as of May 31, 2026 after considering IRC Section 382 limitations are $188.9 million. The expiration of the Federal net operating loss carryforwards is as follows: $37.1 million between 2030 and 2032 and $151.8 million indefinitely. Our state net operating loss carryforwards as of May 31, 2026 after considering remaining IRC Section 382 limitations are $42.2 million which expire in various years from 2030 to 2044. Future ownership changes within the meaning of IRC Section 382 may also subject our tax loss carryforwards to annual limitations which would restrict our ability to use them to offset our taxable income in periods following the ownership changes. See Note 9, "Income Taxes" set forth in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 for a further discussion of our tax loss carryovers.
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
We are subject to risks associated with global health crises, pandemics, epidemics or other outbreaks beyond our control which could adversely affect our business, operations and financial results. Such risks may also have the effect of heightening other risks described herein, such as those relating to general economic conditions, demand for our products, relationships with suppliers and sales efforts. For example, impacts from the COVID-19 pandemic and measures taken in response thereto, adversely affected our business and there can be no assurance that similar events will not occur in the future.
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
We operate in many parts of the world, and our operations are affected by complex state, federal and international laws relating to healthcare, environmental protection, antitrust, anti-corruption, anti-bribery, fraud and abuse, export control, tax, employment and laws regarding privacy, personally identifiable information and protected health information, including, for example, the Food, Drug and Cosmetic Act (“FDCA”), various FDA and international regulations relating to, among other things, the development, quality assurance, manufacturing, importation, distribution, marketing and sale of, and billing for, our products, the federal Anti-Kickback Statute and Federal False Claims Act (Note 17), the FCPA and similar anti-bribery laws in international jurisdictions, including the UK Anti-Bribery Act, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), General Data Protection Regulation (“GDPR”), domestic and foreign data protection, data security and privacy laws, laws related to the collection, storage, use and disclosure of personal data and laws and regulations relating to sanctions and money laundering.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, which makes a number of changes to U.S. federal income tax law. The law’s provisions include, but are not limited to, changes in corporate income tax rates and other business deductions, as well as changes to healthcare-related programs, including treatment of research and development expenditures. The effect of interpretive guidance on these and other provisions could have a material adverse effect on our business, financial condition, and results of operations. We will continue to evaluate the impact of the OBBB Act as additional information and guidance becomes available.

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
Our products are medical devices that are subject to extensive regulation in the United States and in the foreign countries in which they are sold. Unless an exemption applies, each medical device that we wish to market in the United States must receive either 510(k) clearance or Pre-Market Approval (“PMA”) from the FDA before the product can be sold. Either process can be lengthy and expensive. The FDA’s 510(k) clearance procedure, also known as “premarket notification,” is the process we have used for our current products. This process usually takes from four to twelve months from the date the premarket notification is submitted to the FDA, but may take significantly longer. The ability of the FDA, other agencies and notified bodies to review and authorize or certify for marketing new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, agency’s or notified body’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the agency’s or notified body’s ability to perform routine functions. Even after a device receives regulatory approval it remains subject to significant regulatory and quality requirements, such as manufacturing, recordkeeping, renewal, recertification or reporting and other post market approval requirements, which may include clinical, laboratory or other studies.

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
In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, other agencies and notified bodies may also slow the time necessary for new medical devices or modifications to be reviewed and/or cleared, approved or certified by necessary agencies or notified bodies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if other concerns were to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
In fiscal year 2026 we generated $0.7 million of revenue for sales to distributors doing business in Iran. We continuously review our ability to sell products to distributors that conduct business in Iran in accordance with all applicable U.S. laws.
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
•the expansion and rate of success of our direct sales force and our independent distributors;
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
Our cybersecurity risk management program includes:
•dedicated third-party cybersecurity professionals who analyze cybersecurity threats, provide professional guidance in the development of our cybersecurity policy and requirements, implement protections, and monitor and respond to cybersecurity incidents;
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
Governance
The cybersecurity risk management program is led by the Senior Vice President, Information Technology ("SVP of IT"). Our SVP of IT has over 28 years of experience assisting public and privately held companies in a variety of industries, leading several enterprise-wide transformation initiatives to adapt to changing cybersecurity threats. Our SVP of IT reports to the CEO, who works closely with the Executive Committee to guide strategic direction and IT decisions to drive business outcomes. Our SVP of IT also leads the Security & Risk Governance committee which provides general oversight and assists in the Cybersecurity program when appropriate.
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
Item 2. Properties.
During the year ended May 31, 2026, we operated in the following locations:

Location	Purpose	Approx. Sq. Ft.	Property Type
Latham, NY	Corporate headquarters	18,600	Leased
Glens Falls, NY	Manufacturing	21,000	Leased
Queensbury, NY	Manufacturing	135,000	Leased
Queensbury, NY	Distribution	58,000	Leased
Marlborough, MA	Research and development	17,200	Leased
Rehovot, IL	Research and development	4,300	Leased
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

	Sale Price
	High	Low
Year ended May 31, 2026
Fourth Quarter	$11.96	$9.70
Third Quarter	$13.64	$9.86
Second Quarter	$12.66	$10.46
First Quarter	$11.14	$8.40

	Sale Price
	High	Low
Year ended May 31, 2025
Fourth Quarter	$10.86	$8.37
Third Quarter	$12.94	$7.00
Second Quarter	$7.78	$5.88
First Quarter	$7.84	$5.51
As of July 10, 2026, there were 160 holders of record of our common stock.
Dividends
We did not declare any cash dividends on our common stock during our last three fiscal years. We do not anticipate paying any cash dividends on our common stock for the foreseeable future.
Performance Graph
The graph below matches AngioDynamics, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the RDG SmallCap Medical Devices index, and the S&P 500 Health Care index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from May 31, 2021 to May 31, 2026. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during fiscal year 2026.
Issuer Purchases of Equity Securities
There were no share repurchases during the fourth fiscal quarter ending May 31, 2026.

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
On January 5, 2024, the Company announced a restructuring to optimize its manufacturing efficiency, capabilities and footprint (the "Plan"). In the second quarter of fiscal year 2025, the Company announced a modification to the Plan to maintain a presence in Queensbury, NY for the manufacturing of select products, customer service, logistics, shipping, quality and regulatory operations. The restructuring activities associated with the modified Plan are expected to be completed in the first quarter of fiscal year 2027. The modified Plan is still expected to generate $15.0 million in annual cost savings starting in fiscal year 2027.
On July 16, 2024, the Board of Directors approved a share repurchase program (the "Repurchase Program") under which they authorized the Company the option to repurchase up to $15.0 million of its outstanding common stock. The timing and amount of any share repurchases under the authorization will be determined by management within certain parameters and based on market conditions and other considerations. There were no shares repurchased during the twelve months ended May 31, 2026. During fiscal year 2025, the Company repurchased 243,847 shares of common stock in the open market at an aggregate cost of $1.7 million under the Repurchase Program. As of May 31, 2026, $13.3 million remained available for repurchase under the Repurchase Program.
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
On May 28, 2025, the Company entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. The Credit Agreement has a two-year maturity and provides for a $25.0 million secured revolving credit facility (the "Revolving Facility"), which is subject to a borrowing base comprised of certain working capital assets of the Company. As of May 31, 2026, there is no outstanding balance on the Revolving Facility.

In evaluating the operating performance of our business, management focuses on revenue, gross margin, operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the year ended May 31, 2026 compared to the year ended May 31, 2025 follows:
Year ended May 31, 2026:
•Revenue increased by 9.5% to $320.2 million
•Med Tech and Med Device growth of 18.4% and 2.6%, respectively
•Gross margin increased by 70 bps to 54.6%
•Net loss increased by $2.7 million to $36.7 million
•Loss per share increased by $0.05 to a loss of $0.88
•Cash flow from operations increased by $13.2 million resulting in cash provided by operations of $3.1 million
Our Med Tech business, comprised of Auryon, the thrombus management platform and NanoKnife grew 18.4% in fiscal year 2026, driven by growth across all product lines. Our Med Device business increased 2.6% in fiscal year 2026, driven mainly by growth in the Core and Venous product lines which was partially offset by softness in Ports and other Oncology products.
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
Throughout the year, we introduced strategic moves designed to streamline our business, improve our overall business operations and position ourselves for growth. Those initiatives included:
•Innovative R&D and Clinical and Regulatory Pathway Expansion. The Company continued its disciplined product development process which is intended to improve the Company’s ability to bring new products to market and achieve clinical and regulatory pathway expansion. The Company:
◦Enrolled the first patients in both the AMBITION BTK and RECOVER-AV trials;
◦Published the NanoKnife PRESERVE study in the journal of European Urology;
◦Received FDA IDE approval for APEX-Return study evaluating AlphaReturn Blood Management System when used with AlphaVac F1885 System;
◦Received FDA IDE approval for PAVE clinical study evaluating AngioVac System for treatment of right-sided infective endocarditis;
◦Received FDA 510(k) clearance for modified AlphaVac F1885 System with expanded indication for use;
◦Presented the two-year follow up data from its PRESERVE pivotal trial at AUA 2026 demonstrating NanoKnife’s durable prostate cancer outcomes;
◦Finalized a local coverage determination with Palmetto covering NanoKnife IRE for qualifying Medicare patients in prostate and liver cancer, effective July 5, 2026; and
◦Received FDA IDE approval for the RELIEF BPH study evaluating NanoKnife IRE for the treatment of benign prostatic hyperplasia.

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

•Focused Resource Deployment. The Company continued its discipline on deploying resources. This included:
◦The announcement to restructure the manufacturing footprint, which includes maintaining a presence in Queensbury, NY for select products, customer service, logistics, shipping, quality and regulatory operations, and shifting all other products to an outsourced model utilizing third-party manufacturers to allow the Company to more effectively compete in chosen markets and fundamentally change its corporate gross margin profile. The restructuring activities are expected to be completed in the first quarter of fiscal year 2027 and are expected to generate $15.0 million in annual cost savings starting in fiscal year 2027.
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
Revenue Recognition
Under ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for such arrangements, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
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
The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. Discounts and product returns are based on amounts earned or to be claimed on the related sales and are classified as a contra asset. During the years ended May 31, 2026, 2025 and 2024, such product returns were not material. The Company provides certain customers with rebates and allowances that are explicitly stated in the Company's contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The Company establishes reserves for such amounts, which is included in "Accrued liabilities" in the accompanying Consolidated Balance Sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes. The Company is also required to pay administrative fees to group purchasing organizations.
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
Results of Operations for the years ended May 31, 2026 and 2025
For the fiscal year ended May 31, 2026, the Company reported a net loss of $36.7 million, or a loss of $0.88 per diluted share, on net sales of $320.2 million compared to a net loss of $34.0 million, or a loss of $0.83 per diluted share, on net sales of $292.5 million in fiscal year 2025.
Net Sales
Net sales - Net sales are derived from the sale of our products and related freight charges, less discounts, rebates and returns.

	Year ended May 31,
(in thousands)	2026	2025	$ Change
Net Sales
Med Tech	$149,954	$126,653	$23,301
Med Device	170,220	165,845	$4,375
Total	$320,174	$292,498	$27,676

Net Sales by Geography
United States	$274,923	$250,983	$23,940
International	45,251	41,515	$3,736
Total	$320,174	$292,498	$27,676
For the year ended May 31, 2026, net sales increased $27.7 million to $320.2 million compared to the year ended May 31, 2025. At May 31, 2026, the Company had a backlog of $0.3 million compared to $0.3 million at the end of May 31, 2025.
The Med Tech business net sales increased $23.3 million for the year ended May 31, 2026 compared to the prior year. The change in sales from the prior year was primarily driven by:
•Increased Auryon sales of $10.0 million;

•Increased sales of the thrombus management platform of $4.6 million, which was driven by increases in AngioVac and AlphaVac sales of $0.6 million and $4.7 million, respectfully, which was partially offset by a decrease in thrombolytic sales of $0.7 million; and
•Increased NanoKnife sales of $8.6 million which was driven by increased disposable and capital sales.

The Med Device business net sales increased $4.4 million for the year ended May 31, 2026 compared to the prior year. The backlog, which primarily impacted sales of Core and Vascular Access products, was $0.3 million at May 31, 2026 compared to $0.3 million at May 31, 2025. The change in sales from the prior year was primarily driven by:
•Increased sales of Core and Venous of $3.6 million and $2.2 million, respectively. This increase was partially offset by decreased sales of Ports, Microwave and other Oncology products of $1.2 million, $0.1 million and $0.3 million, respectively.
Gross Margin

	Year ended May 31,
(in thousands)	2026	2025	$ Change
Med Tech	$95,356	$78,515	$16,841
Gross margin % of sales	63.6%	62.0%

Med Device	$79,536	$79,190	$346
Gross margin % of sales	46.7%	47.7%

Total	$174,892	$157,705	$17,187
Gross margin % of sales	54.6%	53.9%
Gross margin - Gross margin consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Total Company gross margin increased by $17.2 million compared to the prior year. The change from the prior year was primarily driven by:
•Sales volume, price and product mix, which positively impacted gross margin by $26.6 million;
•Benefits from product lines transitioned to third-party manufacturers along with other incentives, which positively impacted gross margin by $0.9 million;
•Production volume and other operations costs, which negatively impacted gross margin by $5.2 million;
•Tariffs, which negatively impacted gross margin by $3.2 million; and
•Inflation, which negatively impacted gross margin by $1.9 million.

The Med Tech segment gross margin increased by $16.8 million compared to the prior year. The change from the prior year was primarily driven by:
•Sales volume and price, which positively impacted gross margin by $16.4 million;
•Favorable purchasing price variance due to shifting to lower cost suppliers, which positively impacted gross margin by $2.7 million;
•Tariffs, which positively impacted gross margin by $0.6 million due to refunds received and lower tariff rates;
•Freight and other costs, which negatively impacted gross margin by $1.2 million;
•Product mix, which negatively impacted gross margin by $0.7 million;
•Production volume, which negatively impacted gross margin by $0.1 million; and
•Incremental depreciation on placement units of $0.8 million.
The Med Device segment gross margin increased by $0.3 million compared to the prior year. The change from the prior year was primarily driven by:
•Price and product mix, which positively impacted gross margin by $11.5 million;
•Benefits from product lines transitioned to third-party manufacturers along with other incentives, which positively impacted gross margin by $2.1 million;

•Sales volume, which negatively impacted gross margin by $0.5 million;
•Production volume and other operations costs, which negatively impacted gross margin by $5.1 million;
•Tariffs, which negatively impacted gross margin by $3.8 million;
•Inflation, which negatively impacted gross margin by $4.6 million; and
•A decrease in incremental depreciation on placement units of $0.8 million.

Operating Expenses and Other Income (Expense)

	Year ended May 31,
(in thousands)	2026	2025	$ Change
Research and development	$29,447	$26,222	$3,225
% of sales	9.2%	9.0%
Selling and marketing	$113,401	$103,135	$10,266
% of sales	35.4%	35.3%
General and administrative	$43,691	$42,092	$1,599
% of sales	13.6%	14.4%
Research and development expense - Research and development (“R&D”) expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, manage clinical, regulatory and medical affairs.
R&D expense increased $3.2 million compared to the prior year. The change from the prior year was primarily driven by:
•The timing of certain projects and clinical spend associated with the ongoing clinical trials, which increased R&D expense by $2.0 million; and
•Compensation and benefits expenses, which increased $1.2 million.
Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense increased by $10.3 million compared to the prior year. The change from the prior year was primarily driven by:
•Compensation and benefits expense, which increased by $7.6 million;
•Consulting, travel and other selling expenses, which increased $1.7 million; and
•Trade shows, subscriptions and other marketing expenses, which increased $1.0 million.

General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense increased by $1.6 million compared to the prior year. The change from the prior year was primarily driven by:
•Compensation and benefits expense, which increased $5.6 million;
•Other outside consultant spend, which decreased $3.2 million; and
•Depreciation and other corporate expenses, which decreased $0.8 million.

	Year ended May 31,
(in thousands)	2026	2025	$ Change
Amortization of intangibles	$10,682	$10,318	$364
Change in fair value of contingent consideration	$—	$272	$(272)
Acquisition, restructuring and other items, net	$17,598	$15,620	$1,978
Other income	$3,627	$5,922	$(2,295)
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
•The change in the fair value for the year ended May 31, 2026 is related to the Eximo contingent consideration. The final milestone associated with the contingent consideration was reached during the third quarter of fiscal year 2025 and was paid during the fourth quarter of fiscal year 2025.
Acquisition, restructuring and other items, net - Acquisition, restructuring and other items, net represents costs associated with mergers and acquisitions, restructuring expenses, legal costs that are related to litigation that is not in the ordinary course of business, legal settlements and other one-time items.
Acquisition, restructuring and other items, net increased by $2.0 million compared to the prior year. The change from the prior year was primarily driven by:
•Legal expense, related to litigation that is outside of the normal course of business, which increased $1.3 million;
•Mergers and acquisitions expense, which decreased $0.7 million;
•Transaction services agreements that were entered into as a result of the divestiture of the PICCs, Midline, dialysis and BioSentry businesses. The decrease in the fees invoiced was $0.3 million;
•Plant closure expense, related to the restructuring of our manufacturing footprint which was announced on January 5, 2024, which decreased $0.6 million;
•Transition expenses related to the upcoming retirement of our CEO which was announced on January 6, 2026, which increased $1.6 million; and
•Other expenses, mainly severance associated with organizational changes, which increased $0.1 million.

Other income (expense) - Other expense includes interest income and expense, foreign currency impacts and bank fees.
Other income, net decreased by $2.3 million compared to the prior year. The change from the prior year was primarily driven by:
•The Company achieved the manufacturing transfer milestone related to divested products in the third quarter of fiscal year 2026 and recorded the associated revenue of $5.0 million which was paid to the Company in the third quarter of fiscal year 2026;
•The Company achieved the sales milestone related to the divested products in the third quarter of fiscal year 2025 and recorded a receivable of $5.5 million which was paid to the Company in the fourth quarter of fiscal year 2025;
•Unrealized foreign currency fluctuations and bank fees, which increased $0.2 million and $0.4 million, respectively; and
•Interest income, which decreased $1.3 million compared to the prior year.
Income Tax Expense (Benefit)

	Year ended May 31,
(in thousands)	2026	2025
Income tax expense (benefit)	$442	$(39)
Effective tax rate	(1.2)%	0.1%
Our effective tax rate was (1.2)% for fiscal year 2026 compared with an effective tax rate of 0.1% for the prior year. The current year and prior year effective tax rates differ from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation), and the impact of stock-based compensation.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. As a result of the full impairment of Goodwill and the reversal of the naked credit deferred tax liability sourced income, the Company has recorded a full valuation allowance on its U.S. net deferred tax assets as of May 31, 2026. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
Liquidity and Capital Resources
We regularly review our liquidity and anticipated capital requirements and we believe that our current cash on hand provides sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months.
Our cash and cash equivalents totaled $53.9 million as of May 31, 2026, compared with $55.9 million as of May 31, 2025. As of May 31, 2026 and 2025 the Company did not have any outstanding debt.
The table below summarizes our cash flows for the years ended May 31, 2026 and 2025:

	Year ended May 31,
(in thousands)	2026	2025
Cash (used in) provided by:
Operating activities	$3,089	$(10,128)
Investing activities	(5,949)	(10,178)
Financing activities	564	(255)
Effect of exchange rate changes on cash and cash equivalents	267	398
Net change in cash and cash equivalents	$(2,029)	$(20,163)
During the years ended May 31, 2026 and 2025, cash flows consisted of the following:
Cash provided by (used in) operating activities:
Years ended May 31, 2026 and 2025:
•Net loss of $36.7 million plus the non-cash items, primarily driven by depreciation and amortization and stock-based compensation, along with the changes in working capital below, contributed to cash provided by operations of $3.1 million for the year ended May 31, 2026.
•For the year ended May 31, 2026, working capital was favorably impacted by decreased inventory of $10.0 million. This was partially offset by a decrease in accounts payable, accrued liabilities and other liabilities of $5.8 million, along with increased accounts receivable and prepaid expenses of $5.8 million and $1.1 million, respectively.
•Net loss of $34.0 million plus the non-cash items, primarily driven by depreciation and amortization and stock-based compensation, along with the changes in working capital below, contributed to cash used in operations of $10.1 million for the year ended May 31, 2025.
•For the year ended May 31, 2025, working capital was unfavorably impacted by decreased accounts payable and accrued liabilities and inventory on hand of $15.9 million and $1.3 million, respectively. This was partially offset by decreased prepaid expenses of $3.1 million.
Cash used in investing activities:
Years ended May 31, 2026 and 2025:
•$2.6 million and $4.5 million, respectively, of cash was used for fixed asset additions; and
•$3.4 million and $5.7 million, respectively, of cash was used for Auryon placement and evaluation unit additions.
•
Cash provided by (used in) financing activities:
Years ended May 31, 2026 and 2025:
•$0.4 million and $0.1 million, respectively, of principal payments on the financing arrangements;
•$6.3 million of proceeds from financing arrangements in fiscal year 2025;
•$5.0 million of contingent consideration payments in fiscal year 2025;
•$1.7 million of cash was used for the repurchase of common shares in fiscal year 2025;
•$0.7 million write-off of deferred financing fees related to the repayment of the Credit Agreement fiscal year 2025; and
•$0.9 million and $0.9 million, respectively, of proceeds from stock option and ESPP activity.

On May 28, 2025, the Company entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. The Credit Agreement has a two-year maturity and provides for a $25.0 million secured revolving credit facility (the "Revolving Facility"), which is subject to a borrowing base comprised of certain working capital assets of the Company. As of May 31, 2026, there is no outstanding balance on the Revolving Facility. We believe that our current cash balance, together with cash generated from operations and access to our Revolving Facility, will provide sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months. If we seek to make acquisitions of other businesses or technologies in the future for cash, we may require external financing.
Our contractual obligations as of May 31, 2026 are set forth in the table below (in thousands). We have no variable interest entities or other off-balance sheet obligations.

	Cash payments due by period as of May 31, 2026
(in thousands)	Less than One Year	1-3 Years	3-5 Years	After 5 Years	Total
Contractual Obligations:
Operating leases (1)	$1,862	$2,889	$1,457	$49	$6,257
Finance leases	804	1,405	1,320	385	3,914
Royalties	3,220	6,440	6,440	9,460	25,560
	$5,886	$10,734	$9,217	$9,894	$35,731
(1) Operating leases include short-term leases that are not recorded on our Consolidated Balance Sheets under ASU No. 2016-02.

Results of Operations for the years ended May 31, 2025 and 2024
For management discussion and analysis of our 2025 financial results and liquidity compared with 2024, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended May 31, 2025 filed on July 18, 2025.
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
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British pound and Canadian dollar. Approximately 3.8% of our sales in fiscal year 2026 were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross margin will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other (Expense) Income. Significant non-functional balances include accounts receivable due from some of our international customers.
INTEREST RATE RISK
The risk associated with fluctuating interest rates is primarily limited to indebtedness. As of May 31, 2026, the Company does not have any outstanding debt (see Note 11, "Long-Term Debt" set forth in the Notes in the consolidated financial statements included in this Annual Report on Form 10-K).
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
Our management has assessed the effectiveness of our internal control over financial reporting as of May 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of May 31, 2026.
The effectiveness of our internal control over financial reporting as of May 31, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal year ended May 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
AngioDynamics, Inc.
Latham, New York
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of AngioDynamics, Inc. and subsidiaries (the “Company”) as of May 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended May 31, 2026, of the Company and our report dated July 14, 2026, expressed an unqualified opinion on those financial statements.
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
July 14, 2026

Item 9B. Other Information.
    None.

Item 9C. Foreign Jurisdictions that Prevent Inspections.

    Not applicable.

Part III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within 120 days after the end of our fiscal year end pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders, currently scheduled for October 2026. The information included in the Proxy Statement under the respective headings noted below is incorporated herein by reference.
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

(b) Exhibits	81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
AngioDynamics, Inc.
Latham, New York
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AngioDynamics, Inc. and subsidiaries (the "Company") as of May 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended May 31, 2026, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 14, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the reserve for excess quantities and obsolete inventory including management’s estimate of expected demand included the following, among others:
•We tested the design and effectiveness of controls over the inventory reserve, specifically those over the estimation of reserves for excess quantities and obsolescence.

•We evaluated the reasonableness of the Company's excess and obsolete inventory policy, considering historical experience and the underlying assumptions and considered the Company's disclosures.
•We tested management’s process of the determination of the excess and obsolete reserve pursuant to the Company's policy, including the completeness and accuracy of the data used in the calculation.
•We performed a retrospective review by comparing management’s prior year projections of future demand by product, on a sample basis, with actual product sales in the current year to identify potential bias in the inventory reserve.
•We made inquiries of senior financial and operating management to determine whether any strategic, regulatory, or operational changes in the business were consistent with the projections of future demand that were utilized as the basis for the reserves recorded.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
July 14, 2026
We have served as the Company’s auditor since 2016.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended May 31,
	2026	2025	2024
Net sales	$320,174	$292,498	$303,914
Cost of sales (exclusive of intangible amortization)	145,282	134,793	149,216
Gross margin	174,892	157,705	154,698
Operating expenses
Research and development	29,447	26,222	31,512
Sales and marketing	113,401	103,135	102,818
General and administrative	43,691	42,092	41,164
Amortization of intangibles	10,682	10,318	13,048
Goodwill impairment	—	—	159,476
Change in fair value of contingent consideration	—	272	432
Acquisition, restructuring and other items, net	17,598	15,620	53,182
Total operating expenses	214,819	197,659	401,632
Gain on sale of assets	—	—	54,499
Operating loss	(39,927)	(39,954)	(192,435)
Other expenses
Interest income (expense), net	(299)	978	1,614
Other income (expense), net	3,926	4,944	(817)
Total other income, net	3,627	5,922	797
Loss before income tax expense (benefit)	(36,300)	(34,032)	(191,638)
Income tax expense (benefit)	442	(39)	(7,289)
Net loss	$(36,742)	$(33,993)	$(184,349)
Loss per share
Basic	$(0.88)	$(0.83)	$(4.59)
Diluted	$(0.88)	$(0.83)	$(4.59)
Weighted average shares outstanding
Basic	41,526	40,853	40,181
Diluted	41,526	40,853	40,181
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended May 31,
	2026	2025	2024
Net loss	$(36,742)	$(33,993)	$(184,349)
Other comprehensive income, before tax:
Foreign currency translation gain	9,698	2,342	358
Other comprehensive income, before tax	9,698	2,342	358
Income tax expense related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income, net of tax	9,698	2,342	358
Total comprehensive loss, net of tax	$(27,044)	$(31,651)	$(183,991)

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31, 2026	May 31, 2025
Assets
Current Assets
Cash and cash equivalents	$53,864	$55,893
Accounts receivable, net of allowances of $1,851 and $2,215 respectively	48,325	42,890
Inventories	52,436	62,006
Prepaid expenses and other	8,769	7,535
Total current assets	163,394	168,324
Property, plant and equipment, net	27,097	32,300
Intangible assets, net	67,209	69,116
Other assets	9,463	10,404
Total Assets	$267,163	$280,144
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$31,513	$33,291
Accrued liabilities	38,909	35,518
Other current liabilities	4,295	7,388
Total current liabilities	74,717	76,197
Deferred income taxes	5,316	4,073
Other long-term liabilities	16,305	16,904
Total Liabilities	96,338	97,174
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 42,314,266 and 41,607,877 shares issued and 41,700,419 and 40,994,030 shares outstanding at May 31, 2026 and 2025, respectively	387	385
Additional paid-in capital	636,083	621,186
Accumulated deficit	(465,939)	(429,197)
Treasury stock, 613,847 shares, at cost at May 31, 2026 and 2025, respectively	(7,381)	(7,381)
Accumulated other comprehensive loss	7,675	(2,023)
Total Stockholders' Equity	170,825	182,970
Total Liabilities and Stockholders' Equity	$267,163	$280,144
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at May 31, 2023	39,981,422	$382	$599,206	$(210,855)	$(4,723)	(370,000)	$(5,714)	378,296
Net loss				(184,349)				(184,349)
Issuance/cancellation of restricted stock units	450,561		(305)					(305)
Issuance of performance share units	87,377		(546)					(546)
Purchase of common stock under Employee Stock Purchase Plan	282,237	3	1,600					1,603
Stock-based compensation			10,529					10,529
Other comprehensive income, net of tax					358			358
Balance at May 31, 2024	40,801,597	$385	$610,484	$(395,204)	$(4,365)	(370,000)	$(5,714)	$205,586
Net loss				(33,993)				(33,993)
Exercise of stock options	25,000		248					248
Issuance/cancellation of restricted stock units	464,525		(326)					(326)
Issuance/cancellation of performance share units	60,731		(347)					(347)
Purchase of common stock under Employee Stock Purchase Plan	256,024	3	1,355					1,358
Stock-based compensation			9,772					9,772
Common stock repurchased		(3)				(243,847)	(1,667)	(1,670)
Other comprehensive income, net of tax					2,342			2,342
Balance at May 31, 2025	41,607,877	$385	$621,186	$(429,197)	$(2,023)	(613,847)	$(7,381)	$182,970
Net loss				(36,742)				(36,742)
Issuance/cancellation of restricted stock units	534,382		(489)					(489)
Purchase of common stock under Employee Stock Purchase Plan	172,007	2	1,426					1,428
Stock-based compensation			13,960					13,960
Other comprehensive income, net of tax					9,698			9,698
Balance at May 31, 2026	42,314,266	$387	$636,083	$(465,939)	$7,675	(613,847)	$(7,381)	$170,825
The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended May 31,
	2026	2025	2024
Cash flows from operating activities:
Net loss	$(36,742)	$(33,993)	$(184,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,955	25,800	27,712
Non-cash lease expense	1,555	1,958	1,931
Non-cash interest expense	290	—	—
Goodwill impairment	—	—	159,476
Stock based compensation	13,960	9,772	10,529
Gain on dispositions	—	—	(54,499)
Transaction costs for disposition	—	—	(5,084)
Change in fair value of contingent consideration	—	272	432
Deferred income tax provision	143	(988)	(7,968)
Changes in accounts receivable allowances	313	699	1,326
Asset impairments and disposals	1,304	173	7,108
Write-off of other assets	—	—	869
Other	1,969	291	(62)
Changes in operating assets and liabilities:
Accounts receivable	(5,750)	23	7,894
Inventories	10,047	(1,347)	(9,410)
Prepaid expenses and other	(1,122)	3,089	(11,594)
Accounts payable, accrued and other liabilities	(5,833)	(15,877)	27,531
Net cash provided by (used in) operating activities	3,089	(10,128)	(28,158)
Cash flows from investing activities:
Additions to property, plant and equipment	(2,581)	(4,464)	(2,518)
Additions to placement and evaluation units	(3,368)	(5,714)	(5,015)
Proceeds from sale of assets	—	—	134,500
Acquisition of intangibles	—	—	(3,250)
Net cash (used in) provided by investing activities	(5,949)	(10,178)	123,717
Cash flows from financing activities:
Repayment of long-term debt	—	—	(50,000)
Deferred financing costs on long-term debt	—	(680)	—
Principal payments on financing arrangement	(375)	(148)	—
Proceeds from financing arrangement	—	6,310	—
Payment of acquisition related contingent consideration	—	(5,000)	(15,000)
Repurchase of common stock	—	(1,670)	—
Proceeds from exercise of stock options and employee stock purchase plan	939	933	752
Net cash provided by (used in) financing activities	564	(255)	(64,248)
Effect of exchange rate changes on cash and cash equivalents	267	398	125
Increase (decrease) in cash and cash equivalents	(2,029)	(20,163)	31,436
Cash and cash equivalents at beginning of year	55,893	76,056	44,620
Cash and cash equivalents at end of year	$53,864	$55,893	$76,056

The accompanying notes are an integral part of these consolidated financial statements.

AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year ended May 31,
	2026	2025	2024
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accounts payable for purchases of fixed assets	$(68)	$(49)	$(78)
Cash paid during the year for:
Interest	$426	$185	$—
Income taxes	405	800	455

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
Recently Issued Accounting Pronouncements
Recently Issued Accounting Pronouncements - Adopted

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU improves the income tax disclosure requirements on an annual basis by (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold.	June 1, 2025	The Company adopted the new standard in fiscal year 2026 and the related additional disclosures are contained in Note 9 to the consolidated financial statements in this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements - Not Yet Applicable or Adopted
Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-04): Disaggregation of Income Statement Expenses	This ASU improves the disclosures about a public business entity's costs and expenses by requiring the Company to disclose more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) included in each relevant income statement caption.	June 1, 2027	The Company plans to adopt the new standard for the fiscal year 2028 and is assessing the impact to the consolidated financial statements.
ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	This ASU addresses challenges encountered when applying the guidance to current account receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers.	June 1, 2026	The Company plans to adopt the new standard for the fiscal year 2027 and is assessing the impact to the consolidated financial statements.
ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements	This ASU improves the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods and adds to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity.	June 1, 2028	The Company plans to adopt the new standard for the fiscal year 2029 and is assessing the impact to the consolidated financial statements.
2. DIVESTITURES
PICCs and Midlines
Pursuant to an asset purchase agreement dated February 15, 2024 (the "Spectrum Asset Purchase Agreement"), the Company completed the divestiture of its PICC and Midline businesses (the "Spectrum Divestiture") to Spectrum Vascular ("Spectrum"). Total consideration received by the Company for the Spectrum Divestiture in the third quarter of fiscal year 2024 was $34.5 million in cash and resulted in a pre-tax book gain of $6.7 million. Included in the agreement is a $5.5 million earn-out related to the sales of divested products over a two year period and a milestone payment of $5.0 million paid upon final transfer of the manufacturing to a third-party that Spectrum will pay to the Company upon achievement. The Company achieved the sales milestone related to the divested products in the third quarter of fiscal year 2025 and $5.5 million was paid to the Company in the fourth quarter of fiscal year 2025. The final transfer of manufacturing was achieved as of May 31, 2026.
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
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following tables summarize net sales by Med Tech, Med Device and by geography:

	Year ended May 31, 2026			Year ended May 31, 2025
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$129,830	$20,124	$149,954	$109,254	$17,399	$126,653
Med Device	145,093	25,127	170,220	141,729	24,116	165,845
Total	$274,923	$45,251	$320,174	$250,983	$41,515	$292,498

	Year ended May 31, 2024
(in thousands)	United States	International	Total
Net sales
Med Tech	$90,361	$16,042	$106,403
Med Device	161,125	36,386	197,511
Total	$251,486	$52,428	$303,914
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
Variable Consideration
Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established for discounts, product returns, rebates and allowances that are offered within contracts between the Company and its customers. The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. Discounts and product returns are based on amounts earned or to be claimed on the related sales and are classified as a contra asset. During the years ended May 31, 2026, 2025 and 2024, such product returns were not material. The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The Company establishes reserves for such amounts, which is included in "Accrued liabilities" in the accompanying Consolidated Balance Sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes. The Company is also required to pay administrative fees to group purchasing organizations.
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
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	May 31, 2026	May 31, 2025
Receivables	$48,325	$42,890
Contract assets	$—	$—
Contract liabilities	$360	$277
During the years ended May 31, 2026 and 2025, the Company had additions to contract liabilities of $0.4 million and $0.2 million, respectively. This was offset by $0.4 million and $0.3 million in revenue that was recognized during the years ended May 31, 2026 and 2025, respectively.
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
The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to their immediate or short-term maturities. The Company does not have assets or liabilities that require recurring fair value measurements using significant unobservable inputs (Level 3).
Items Measured at Fair Value on a Nonrecurring Basis
There were no other items measured at fair value on a nonrecurring basis during the year ended May 31, 2026 or 2025.
5. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	May 31, 2026	May 31, 2025
Raw materials	$19,307	$27,497
Work in process	5,711	7,509
Finished goods	27,418	27,000
Total	$52,436	$62,006
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow moving inventory. The total inventory reserve at May 31, 2026 and 2025 was $5.7 million and $4.4 million, respectively.
6. PREPAID EXPENSES AND OTHER
Prepaid expenses and other consisted of the following:

(in thousands)	May 31, 2026	May 31, 2025
Deposits	$1,778	$1,372
Software licenses	1,661	1,801
TSA receivable	189	250
License fees	296	227
Trade shows	568	400
Rent	225	247
Other prepaid taxes	177	166
Deferred financing fees	290	—
Other	3,585	3,072
Total	$8,769	$7,535

7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment are summarized as follows:

(in thousands)	May 31, 2026	May 31, 2025
Building and building improvements	$16,621	$16,604
Computer software and equipment	29,738	29,038
Machinery and equipment	19,008	16,596
Placement and evaluation units	40,405	36,991
Construction in progress	1,640	3,794
	107,412	103,023
Less accumulated depreciation	(80,708)	(71,116)
	26,704	31,907
Land and land improvements	393	393
	$27,097	$32,300
Depreciation expense for fiscal years 2026, 2025 and 2024 was $10.5 million, $13.5 million and $14.7 million, respectively. Depreciation expense for the year ended May 31, 2026, 2025 and 2024 includes accelerated depreciation of $0.3 million, $3.4 million and $2.4 million, respectively, related to the plant closure announced on January 5, 2024 (see Note 19 "Acquisition, restructuring and other items, net" as set forth in the Notes to the consolidated financial statements in this Annual Report on Form 10-K).
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
There were no impairment charges on definite lived intangible assets for the years ended May 31, 2026 and 2025, respectively.
Intangible assets consisted of the following:

	May 31, 2026
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$193,784	$(129,188)	$64,596
Customer relationships	7,749	(5,255)	2,494
Trademarks	2,100	(2,100)	—
Licenses	3,837	(3,718)	119
	$207,470	$(140,261)	$67,209

	May 31, 2025
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$178,673	$(112,657)	$66,016
Customer relationships	7,749	(4,802)	2,947
Trademarks	2,100	(2,081)	19
Licenses	3,837	(3,703)	134
	$192,359	$(123,243)	$69,116
Amortization expense was $10.7 million, $10.3 million and $13.0 million for fiscal years 2026, 2025 and 2024, respectively.

Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
2027	$11,219
2028	11,170
2029	11,072
2030	11,059
2031	5,306
2032 and thereafter	17,383
$67,209
9. INCOME TAXES
The components of loss before income tax expense (benefit) are as follows:

	Year ended May 31,
(in thousands)	2026	2025	2024
Income (loss) before tax expense:
U.S.	$(37,787)	$(30,172)	$(177,314)
Non U.S.	1,487	(3,860)	(14,324)
	$(36,300)	$(34,032)	$(191,638)
Income tax expense (benefit) is comprised of the following:

	Year ended May 31,
(in thousands)	2026	2025	2024
Current
Federal	$—	$13	$147
State	113	608	171
Non U.S.	186	328	361
	299	949	679
Deferred
Federal	—	—	(6,427)
State	—	—	(612)
Non U.S.	143	(988)	(929)
	143	(988)	(7,968)

Income tax expense (benefit)	$442	$(39)	$(7,289)

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

(in thousands)	May 31, 2026	May 31, 2025
Deferred tax assets
Net operating loss carryforward	$46,341	$34,388
Stock-based compensation	4,901	3,396
Federal and state R&D tax credit carryforward	7,852	8,275
Inventories	1,302	1,016
Expenses incurred not currently deductible	11,903	18,188
Accrued liabilities	36	34
Gross deferred tax asset	72,335	65,297
Deferred tax liabilities
Depreciation and amortization	12,072	10,915
	12,072	10,915
Valuation allowance	(65,493)	(58,440)
Net deferred tax liability	$(5,230)	$(4,058)
The net deferred tax liability of $5.2 million and $4.0 million as of May 31, 2026 and 2025, respectively, principally relates to the stock acquisition of Eximo Medical Ltd., related to book intangibles partially offset by tax net operating losses and capitalized R&D expenditures.
The Company's U.S. Federal net operating loss carryforwards as of May 31, 2026 after considering IRC Section 382 limitations are $188.9 million. The expiration of the Federal net operating loss carryforwards are as follows: $37.1 million between 2030 and 2032, and $151.8 million indefinitely.
The Company's state net operating loss carryforwards as of May 31, 2026 after considering remaining IRC Section 382 limitations are $42.2 million which expire in various years from 2030 to 2044. The Company has Israel tax net operating losses of $18.1 million that can be carried forward indefinitely.
Beginning in 2018, except for the Global Intangible Low-Taxed Income, the Company will no longer record United States federal income tax on its share of the income of its foreign subsidiaries, nor will it record a benefit for foreign tax credits related to that income. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would have no further federal income tax liability. The Company intends to indefinitely reinvest the unremitted foreign earnings of all other subsidiaries as of May 31, 2026, as well as all subsequent earnings generated by all of our foreign subsidiaries. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practical.
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. As a result of the full impairment of Goodwill and the reversal of the naked credit deferred tax liability sourced income, the Company has recorded a full valuation allowance on its US net deferred tax assets as of May 31, 2026. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
We adopted ASC Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09) on a prospective basis beginning with the year ended May 31, 2026.
The reconciliation of income taxes at the federal statutory rate to the reported rate for income taxes pursuant to the disclosure requirements of ASU 2023-09 for the year ended May 31, 2026 is as follows:

	Year ended May 31, 2026
(in thousands)	Amount	Rate
Statutory Rate	$(7,623)	21.00%
State & local income tax, net of federal (national) income tax effect (1)	90	(0.25)%
Foreign tax effects	16	(0.05)%
Effect of cross-border tax laws	104	(0.29)%
Research & development tax credit	422	(1.16)%
Changes in valuation allowance	6,475	(17.84)%
Nontaxable or nondeductible items	756	(2.08)%
Other adjustments	202	(0.56)%
Total income tax expense	$442	(1.23)%
(1) State taxes in Texas make up the majority (greater than 50%) of the tax effect in this category
The reconciliation of income taxes at the federal statutory rate to the reported rate for income taxes for years prior to our adoption of ASU 2023-09 is as follows:

	Year ended May 31,
(in thousands)	2025	2024
Income tax benefit at federal statutory tax rate of 21.0% and 21.0%, respectively	$(7,147)	$(40,244)
State income taxes, net of Federal tax benefit	10	(3,016)
Impact of Non-U.S. operations	150	2,440
Research and development tax credit	(497)	(907)
Meals and entertainment	250	244
Goodwill impairment	—	4,867
Non-deductible executive compensation	294	201
Change in valuation allowance	5,760	26,921
Stock based compensation	1,325	1,357
Other	(184)	848
Income tax benefit	$(39)	$(7,289)
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Year ended May 31,
(in thousands)	2026	2025	2024
Unrecognized tax benefits balance at June 1	$—	$—	$464
Decrease in gross amounts of tax positions related to prior years due to U.S. tax reform	—	—	—
Decrease due to lapse in statute of limitations	—	—	(464)
Unrecognized tax benefits balance at May 31	$—	$—	$—
The table above includes unrecognized tax benefits associated with the calculation of limitations placed on the utilization of tax attributes related to an acquired company.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. There are no accrued interest and penalties recognized in the Consolidated Balance Sheets as of May 31, 2026 and 2025.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Fiscal years 2023 through 2025 remain open to examination by the various tax authorities.

A reconciliation of income taxes paid, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended May 31, 2026 is as follows:

(in thousands)	Year ended May 31, 2026
Federal	$—
State and local
Texas	104
Other states	37
Foreign
Canada	50
France	33
Netherlands	59
United Kingdom	84
Other foreign	38
Total income taxes paid, net of refunds	$405
10. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

(in thousands)	May 31, 2026	May 31, 2025
Payroll and related expenses	$24,869	$20,397
Outside services	3,057	3,243
Research and development	1,597	1,459
Royalties	2,699	2,642
Sales and franchise taxes	476	531
Deferred warranties	288	374
Transaction service agreement payable	—	2,241
Rebates	423	446
Accrued freight	1,200	875
Accrued severance	1,843	800
Other	2,457	2,510
Total	$38,909	$35,518
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
As of May 31, 2026 there were no amounts outstanding on the Revolving Facility. As of May 31, 2026, the carrying value of long-term debt approximated its fair market value.
12. RETIREMENT PLANS
The Company has a 401(k) plan under which eligible employees can defer a portion of their compensation, part of which is matched by the Company. Matching contributions were $4.4 million, $4.5 million and $4.6 million in 2026, 2025 and 2024, respectively. There are also various immaterial foreign retirement plans.
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
Stock Options
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. On November 3, 2022 and November 14, 2023, the Company’s shareholders approved amendments to the 2020 Plan to increase the reserve of shares of common stock available for grants by 1.95 million shares and 1.5 million shares, respectively. On November 12, 2024, the Company's shareholders approved an additional amendment to the 2020 Plan to increase the reserve of shares of common stock available for future grants by 3.2 million shares. As of May 31, 2026, there remained approximately 2.6 million shares of common stock available for future grant under the 2020 Plan.

Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.
The following table summarizes information about stock option activity for the fiscal year ended May 31, 2026:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year - June 1, 2025	2,535,502	$14.36
Granted	—	$—
Exercised	—	$—
Forfeited	(30,882)	$21.91
Expired	—	$—
Outstanding at end of year - May 31, 2026	2,504,620	$14.26	5.35	$3,887
Options exercisable at year-end	1,838,794	$16.29	4.49	$1,620
Options expected to vest in future periods	665,826	$8.66	7.75	$2,267
Stock options are granted at exercise prices equal to the quoted market price of common stock at the date of the grant. Options vest 25% per year over four years for employees. Stock options granted prior to May 1, 2007 and after June 1, 2017 expire on the tenth anniversary of the grant date.
The Company measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. There were no options granted during the year ended May 31, 2026. The weighted average grant-date fair value of options granted during the years ended May 31, 2025 and 2024 was $3.75, and $4.30, respectively. The following assumptions were used in arriving at the fair value of options granted during 2025 and 2024, respectively: risk-free interest rates of 4.06% and 3.96%; expected volatility of 52%, and 49%; and expected lives of 5.36 years, and 5.23 years. The Company does not declare dividends therefore a dividend yield of zero was used for the years ended May 31, 2025 and 2024. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury bonds whose maturity period equals the expected term of the option. Expected volatilities are based on the historical volatility of the Company's stock. The expected option lives are based on historical experience of employee exercise behavior.
There were no options exercised during the years ended May 31, 2026 and 2024. The total intrinsic value of options exercised during the year ended May 31, 2025 was $0.1 million. As of May 31, 2026, there was $1.7 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a weighted average period of 2 years.
There were no options exercised during the years ended May 31, 2026 and 2024. Cash received from option exercises during 2025 was $0.2 million. Due to the valuation allowance there was no tax benefit realized from stock option exercises during the years ended May 31, 2026, 2025 and 2024.
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

 The following table summarizes information about restricted stock unit activity for the year ended May 31, 2026:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year, June 1, 2025	1,508,239	$9.34
Granted	1,202,263	$8.72
Vested	(589,451)	$9.03
Canceled	(173,157)	$8.67
Non-vested at end of year, May 31, 2026	1,947,894	$8.66
The fair value of each restricted stock unit is the market price of Company stock on the date of grant. The weighted average grant date fair value of restricted stock units granted during the years ended May 31, 2026, 2025 and 2024 was $8.72, $7.47 and $8.74, respectively. The total intrinsic value of restricted stock units (meaning the fair value of the units on the date of vest) vesting during the years ended May 31, 2026, 2025 and 2024 was $5.3 million, $3.7 million, and $4.2 million, respectively. As of May 31, 2026, there was $11.5 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of 3 years.
The Company grants performance share awards to certain employees under the 2020 Plan, and historically under the 2004 Plan, which gives the recipients the right to receive shares of Company stock if certain criteria is met.
 The following table summarizes information about performance unit award activity for the year ended May 31, 2026:

	Performance Unit Awards	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year, June 1, 2025	1,077,332	$10.81
Granted	545,860	$8.60
Vested	—	$—
Canceled	(163,296)	$21.74
Non-vested at end of year, May 31, 2026	1,459,896	$9.02
During fiscal years 2026, 2025 and 2024, the Company granted performance unit awards. Performance unit awards subject to vesting are based on the Company's level of attainment of the performance targets which are set for each of the three performance years along with continued employment of the grantee. At the end of the three year period, the vested shares are subject to modification based on the Company’s Total Shareholder Return ("TSR") targets relative to the percentage appreciation of a specified index of companies for the respective three-year period.
In order to estimate the fair value of such awards, a Monte Carlo Simulation valuation model on the date of the grant was used. For the years ended May 31, 2026, 2025 and 2024, the weighted average grant date fair market value for new grants was $9.29, $8.29 and $9.53, respectively. Compensation cost is recognized over the performance period which is typically three years. As of May 31, 2026, there was $6.8 million of unrecognized compensation cost which is expected to be recognized over a weighted average period of 1 year.
Compensation Expense
The following table represents the break out of stock-based compensation included in the Company's Consolidated Statement of Operations:

	Year ended May 31,
(in thousands)	2026	2025	2024
Cost of sales	$291	$218	$288
Research and development	1,461	1,413	1,400
Sales and marketing	3,216	2,554	3,243
General and administrative	8,984	5,479	5,595
Acquisition, restructuring and other items, net	8	108	3
	$13,960	$9,772	$10,529

The income tax benefit on the compensation expense recognized for all stock-based compensation arrangements was $3.2 million, $2.2 million and $2.4 million for the years ended May 31, 2026, 2025 and 2024, respectively. The income tax benefit for 2026, 2025 and 2024 are negated by the full valuation allowance recorded against the deferred tax assets.
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
The Company uses the Black-Scholes option-pricing model to calculate the purchase date fair value of the shares issued under the Stock Purchase Plan and recognize expense related to shares purchased ratably over the offering period. During the years ended May 31, 2026, 2025 and 2024, 172,007, 256,024 and 282,237 shares, respectively, were issued at an average price of $8.30, $5.31 and $5.68, respectively, under the Stock Purchase Plan. As of May 31, 2026, 2.5 million shares remained available for future purchases under the Stock Purchase Plan.
14. EQUITY
On July 16, 2024, the Board of Directors approved a share repurchase program (the "Repurchase Program") under which they authorized the Company the option to repurchase up to $15.0 million of its outstanding common stock. The timing and amount of any share repurchases under the authorization will be determined by management within certain parameters and based on market conditions and other considerations. There were no shares repurchased during the twelve months ended May 31, 2026. During fiscal year 2025, the Company repurchased 243,847 shares of common stock in the open market at an aggregate cost of $1.7 million under the Repurchase Program. As of May 31, 2026, $13.3 million remained available for repurchase under the Repurchase Program.
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
The following table reconciles basic to diluted weighted average shares outstanding:

	Year ended May 31,
	2026	2025	2024
Basic	41,525,697	40,852,564	40,180,925
Effect of dilutive securities	—	—	—
Diluted	41,525,697	40,852,564	40,180,925

Securities excluded as their inclusion would be anti-dilutive	5,912,410	5,121,073	3,973,382
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
Based on certain criteria, the transaction was accounted for as a financing arrangement, as it did not meet the criteria for a sale-leaseback. As a result, the assets remain in "Property, plant and equipment, net" on the Consolidated Balance Sheets at their historical book value and are depreciated over the term of the lease agreements. A financing arrangement was recorded in the amount of the net proceeds received. The Company will recognize monthly rent as a reduction of the finance arrangement and interest expense, using the effective interest rate method. No gain or loss was recognized related to the financing arrangement for the twelve months ended May 31, 2026.
As of May 31, 2026, the carrying value of the financing arrangement was $5.8 million, of which $0.4 million was classified as "Other current liabilities" and $5.4 million was classified as "Other long-term liabilities" on the Consolidated Balance Sheets. As of May 31, 2025, the carrying value of the financing arrangement was $6.2 million, of which $0.4 million was classified as "Other current liabilities" and $5.8 million was classified as "Other long-term liabilities" on the Consolidated Balance Sheets. Interest expense associated with the financing arrangement was $0.4 million and $0.2 million, respectively, for the twelve months ending May 31, 2026 and 2025.
Remaining future cash payments related to the financing arrangement as of May 31, 2026 for each of the following fiscal years is:

(in thousands)	May 31, 2026
2027	$804
2028	745
2029	660
2030	660
2031 and thereafter	1,045
Total minimum liability payments	$3,914
Less: imputed interest	(1,603)
Total	$2,311
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
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	May 31, 2026	May 31, 2025
Assets
Operating lease ROU assets	Other assets	$5,053	$3,850
Liabilities
Current operating lease liabilities	Other current liabilities	1,296	1,840
Non-current operating lease liabilities	Other long-term liabilities	3,860	2,106
Total lease liabilities		$5,156	$3,946
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

	May 31, 2026	May 31, 2025
Weighted average remaining term (in years)	4.04	2.77
Weighted average discount rate	5.7%	4.8%
The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	May 31, 2026
2027	$1,550
2028	1,485
2029	1,278
2030	778
2031 and thereafter	697
Total lease payments	$5,788
Less: Imputed Interest	632
Total lease obligations	$5,156
Less: Current portion of lease obligations	1,296
Long-term lease obligations	$3,860
During the years ended May 31, 2026, 2025 and 2024 the Company recognized operating lease expense, which includes immaterial short-term leases, of $2.3 million, $2.6 million and $2.5 million, respectively. The expenses on the Consolidated Statement of Operations were classified as follows:

(in thousands)	May 31, 2026	May 31, 2025	May 31, 2024
Cost of sales	$711	$896	$866
Research and development	522	372	195
Sales and marketing	161	167	161
General and administrative	853	1,155	1,327
Acquisition, restructuring and other items, net	98	42	—
	$2,345	$2,632	$2,549
The following table presents supplemental cash flow and other information related to leases:

(in thousands)	May 31, 2026	May 31, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,808	$2,207
ROU assets obtained in exchange for lease liabilities
Operating leases	2,753	—

17. COMMITMENTS AND CONTINGENCIES
Other Commitments and Contingencies
The following table summarizes the Company's other future commitments and contingencies as of May 31, 2026:

(in thousands)	2027	2028	2029	2030	2031 and thereafter	Total
Royalties (1)	$3,220	$3,220	$3,220	$3,220	$12,680	$25,560
	$3,220	$3,220	$3,220	$3,220	$12,680	$25,560
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
On March 31, 2024, the Company and Bard’s parent company Becton, Dickinson and Company (collectively, “BD”) entered into a settlement agreement (the “Settlement Agreement”) to resolve the ongoing litigations. Neither party admitted any liability and the Settlement Agreement contains mutual covenants not to sue and releases. Under the terms of the Settlement Agreement, BD granted a license to the Company under certain of BD’s port patents and AngioDynamics granted BD a license under certain of the Company’s catheter patents. The Company made a one-time lump sum payment to BD in the amount of $7.0 million, $3.0 million which was paid within 5 business days of execution of the Settlement Agreement, and the remainder is payable in installments during 12 month period ending March 31, 2025. The Company will also make six minimum annual payments to BD of $2.5 million which started in fiscal year 2025, and potential additional payments if six percent (6%) of annual net sales of the Company’s port products exceed the minimum payment. The Company made payments of $2.5 million related to the minimum annual payments to BD during the fiscal year ended May 31, 2026. The parties participated in the appeal before the Federal Circuit of the case that was filed March 10, 2015 and on December 15, 2025, the Federal Circuit affirmed the District Court’s findings of patent invalidity and entered judgement in favor of AngioDynamics. While the Company will continue to make annual payments to BD pursuant to the Settlement Agreement, no additional contingent payments are due as a result of the Federal Circut's affirmance. As of May 31, 2026, there was $2.5 million payable to BD recorded in other current liabilities and $6.9 million recorded in other long-term liabilities.
Patent Infringement
On April 23, 2026, the Company filed a complaint commencing a patent infringement lawsuit in the United States District Court for the District of Delaware against Endovascular Engineering, Inc. (“E2”). The complaint alleges that E2’s Hēlo Thrombectomy System unlawfully incorporates several features protected by registered patents held by the Company, including relating to the Company’s proprietary self-expanding funnel technology and related features that improve the removal of thrombi and emboli from the body. The complaint seeks damages and equitable relief. The Company believes that vigorous protection of its intellectual property rights supports continued innovation and improved care for patients.
Port Product Claims

As of May 31, 2026, the Company is defending approximately 412 product liability claims involving the Company's port products (collectively, the “Port Product Claims”). The Port Product Claims are consolidated for pretrial proceedings in the United States District Court for the Southern District of California. The Port Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Port Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company.
18. SEGMENTS AND GEOGRAPHIC INFORMATION
Segment information
The Company regularly reviews its segments and the approach used by the chief operating decision maker, the President and CEO, to evaluate performance and allocate resources. The Company manages its operations through two operating segments, Med Tech and Med Device. The CEO evaluates these two operating segments based on gross margin to, among other items, allocate resources and assess performance. The CEO uses gross margin in the budgeting and forecasting process to assess profitability and enable decision making regarding strategic initiatives, investments and personnel across the two operating segments. Executives reporting to the CEO include those responsible for commercial operations, manufacturing operations, regulatory and quality and certain corporate functions.
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
The table below summarizes net sales, cost of sales and gross margin by Med Tech and Med Device:

	Year ended May 31,
(in thousands)	2026	2025	2024

Med Tech Net Sales	$149,954	$126,653	$106,403
Med Tech Cost of Sales (exclusive of intangible amortization)	$54,598	$48,138	$39,205
Gross Margin	$95,356	$78,515	$67,198
Gross Margin %	63.6%	62.0%	63.2%

Med Device Net Sales	$170,220	$165,845	$197,511
Med Device Cost of Sales (exclusive of intangible amortization)	$90,684	$86,655	$110,011
Gross Margin	$79,536	$79,190	$87,500
Gross Margin %	46.7%	47.7%	44.3%

Total Net Sales	$320,174	$292,498	$303,914
Total Cost of Sales (exclusive of intangible amortization)	$145,282	$134,793	$149,216
Gross Margin	$174,892	$157,705	$154,698
Gross Margin %	54.6%	53.9%	50.9%

Operating expenses(1)	$214,819	$197,659	$401,632
Gain on sale of assets(2)	—	—	54,499
Other income (expense), net(3)	3,627	5,922	797
Loss before income tax benefit	$(36,300)	$(34,032)	$(191,638)
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
Geographic information
The table below summarizes net sales by geographic area based on external customer location:

	Year ended May 31,
(in thousands)	2026	2025	2024
Net sales by Geography
United States	$274,923	$250,983	$251,486
International	45,251	41,515	52,428
Total	$320,174	$292,498	$303,914
For fiscal years 2026, 2025 and 2024, international sales as a percentage of total net sales were 14%, 14% and 17%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales. 59% of long-lived assets are located within the United States and 41% are located within Israel.
19. ACQUISITION, RESTRUCTURING AND OTHER ITEMS, NET
Acquisition, restructuring and other items, net consisted of:

	Year ended May 31,
(in thousands)	2026	2025	2024
Legal (1)	$2,012	$715	$34,942
Mergers and acquisitions (2)	—	737	399
Transition service agreement (3)	(1,540)	(1,838)	(1,092)
Plant Closure (4)	13,119	13,761	9,481
Manufacturing Relocation (5)	—	—	587
Intangible and other asset impairment (6)	—	—	6,260
CEO Transition (7)	1,629	—	—
Other (8)	2,378	2,245	2,605
Total	$17,598	$15,620	$53,182
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
(7) CEO retirement and transition expenses related to the CEO search and retention agreements with the Company's executive leadership team.
(8) Included in the $2.4 million, $2.2 million and $2.6 million for the years ended May 31, 2026, 2025 and 2024 is $0.7 million, $0.9 million and $1.4 million, respectively, of severance due to restructurings outside of the plant closure. In addition, for the year ended May 31, 2024, $0.9 million of deferred financing fees that were written-off in conjunction with the divestiture of the Dialysis and BioSentry businesses and concurrent extinguishment of the debt.

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
In the second quarter of fiscal year 2025, the Company announced a modification to the Plan to maintain a presence in Queensbury, NY for the manufacturing of select products, customer service, logistics, shipping, quality and regulatory operations. The restructuring activities associated with the modified Plan are expected to be completed in the first quarter of fiscal year 2027.
The following table provides a summary of our estimated costs associated with the plan:

Type of cost (in thousands)	Total modified estimated amount expected to be incurred
Facilities closeout fees (1)	$16,000	to	$17,000
Termination benefits	6,200	to	7,200
Outside consultants	7,500	to	8,500
Validation expenses	3,400	to	4,400
Regulatory filings	150	to	650
Other	150	to	650
	$33,400	to	$38,400
(1) Included in the original and modified estimate is approximately $13.6 million and $13.3 million of non-cash charges for accelerated depreciation and building impairment.
The Company recorded restructuring charges related to the Plan during the years ended May 31, 2026, 2025 and 2024 of $13.1 million, $13.8 million and $9.5 million respectively. Total restructuring charges recorded to date are $36.4 million.

Termination benefits are only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits are being recorded ratably over the service period.
The table below presents the restructuring reserve for the twelve months ending May 31, 2026:

	May 31, 2026
	Termination Benefits	Outside Consultants	Validation Expenses	Facilities Closeout Fees	Regulatory Filings	Other	Total
(in thousands)
Balance at May 31, 2025	$629	$622	$86	$—	$—	$166	$1,503
Charges	$1,883	$5,795	$1,375	$337	$60	$3,669	$13,119
Non-cash adjustments	$—	$—	$—	$(337)	$—	$—	$(337)
Cash payments	$(1,928)	$(5,823)	$(1,368)	$—	$(60)	$(2,780)	$(11,959)
Balance at May 31, 2026	$584	$594	$93	$—	$—	$1,055	$2,326

AngioDynamics, Inc. and Subsidiaries

(in thousands)	SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
Description	Balance at Beginning of Year	Additions - Charged to costs and expenses	Deductions	Balance at End of Period
Year Ended May 31, 2024
Allowance for deferred tax asset	$25,759	$26,921	$—	$52,680
Allowance for sales returns and doubtful accounts	$2,150	$1,073	$(1,082)	$2,141
Year Ended May 31, 2025
Allowance for deferred tax asset	$52,680	$5,760	$—	$58,440
Allowance for sales returns and doubtful accounts	$2,141	$886	$(812)	$2,215
Year Ended May 31, 2026
Allowance for deferred tax asset	$58,440	$7,053	$—	$65,493
Allowance for sales returns and doubtful accounts	$2,215	$385	$(749)	$1,851

EXHIBITS

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
2.2	Asset Purchase Agreement dated as of June 8, 2023 by and between AngioDynamics, Inc. and Merit Medical Systems, Inc.	8-K	2.4	June 14, 2023
3.1.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	October 7, 2005
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AngioDynamics, Inc.	10-K	3.1.2	August 10, 2015
3.2	Second Amended and Restated By-Laws, effective October 16, 2015.	8-K	10.1	October 21, 2015
10.1	Credit Agreement, dated as of May 28, 2025, by and among AngioDynamics, Inc., RITA Medical Systems, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent, issuing bank and swingline lender.	8-K	10.1	May 28, 2025
10.1.2	Transition and Retirement Agreement, dated as of February 3, 2026, by and between AngioDynamics, Inc. and James C. Clemmer	8-K	10.1	February 3, 2026
10.1.3	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (as amended).	DEF 14A		August 30, 2018
10.1.6	AngioDynamics 2017 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1	September 29, 2017
10.1.7	AngioDynamics 2018 Total Shareholder Return Performance Unit Agreement Program.	10-K	10.1.7	July 23, 2018
10.1.8	AngioDynamics 2019 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1.8	January 8, 2020
10.1.9	AngioDynamics, Inc. 2020 Stock and Incentive Award Plan (as amended)	DEF 14A		September 28, 2023
10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (as amended).	DEF 14A		September 3, 2020
10.2.1	Form of AngioDynamics Retention Incentive Letter Agreement	8-K	10.2	February 3, 2026
10.3	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-Q	10.1	October 12, 2004
10.3.1	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-K	10.3.1	July 23, 2018
10.4.3	Form of 2016 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-Q	10.2	October 5, 2016
10.4.4	Form of 2017 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-Q	10.2	September 29, 2017
10.4.5	Form of 2018 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-K	10.4.5	July 23, 2018
10.4.6	Form of 2020 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan	10-Q	10.4.6	January 8, 2021
10.4.7	Form of Performance Share Award Agreement pursuant to the 2020 Stock and Incentive Award Plan	10-Q	10.4.7	September 30, 2021
10.5	Form of Restricted Stock Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	8-K	10.3	May 12, 2005
10.6	Rita Medical Systems, Inc. 1994 Incentive Stock Plan.	S-1	10.2	May 3, 2000
10.7	Horizon Medical Products, Inc. 1998 Stock Incentive Plan.	S-1	10.11	February 13, 1998
10.8	Rita Medical Systems, Inc. 2000 Stock Plan.	S-1/A	10.3	June 14, 2000

Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
10.9	Rita Medical Systems, Inc. 2000 Directors’ Stock Plan, as amended on June 8, 2005.	S-8	99.2	July 8, 2005
10.10	Rita Medical Systems, Inc. 2005 Stock and Incentive Plan.	S-8	99.1	July 8, 2005
10.11	Form of Indemnification Agreement of AngioDynamics, Inc.	8-K	10.1	May 12, 2006
10.11.1	Employment Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.1	April 6, 2016
10.12	Change in Control Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.2	April 6, 2016
10.12.2	Form of Severance Agreement of AngioDynamics, Inc.	10-K	10.12.2	August 10, 2020
10.13	Form of Change in Control Agreement.	10-K/A	10.13	January 12, 2015
10.14	Performance Share Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.3	April 6, 2016
10.15	AngioDynamics, Inc. Total Shareholder Return Performance Share Award Program - Performance Period Ending July 2019.	8-K	10.4	April 6, 2016
10.16	Stock Option Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.5	April 6, 2016
10.17	Restricted Stock Unit Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.6	April 6, 2016
10.18	Separation Agreement and General Release, dated April 22, 2016, between AngioDynamics, Inc. and Joseph M. DeVivo.	8-K	10.1	April 27, 2016
10.19	Amended and Restated Change in Control Agreement, by and between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.1	February 3, 2021
10.2	Form of Amended and Restated Change in Control Agreement with AngioDynamics, Inc.	8-K	10.2	February 3, 2021
10.21*	Settlement and License Agreement, dated March 31, 2024, by and among Becton, Dickinson and Company, C.R. Bard, Inc., Bard Peripheral Vascular, Inc. and AngioDynamics Inc.	10-K	10.21	July 25, 2024
14	Code of Conduct
19	Insider Trading Policy	10-K	19	July 18, 2025
21	Subsidiaries
23	Consent of Deloitte & Touche LLP, an independent registered public accounting firm.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy	10-K	97	July 18, 2025
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Documents
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Documents
101.PRE	XBRL Presentation Linkbase Documents

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

ANGIODYNAMICS, INC.
Date:	July 14, 2026	By:	/S/ HOWARD W. DONNELLY
Howard W. Donnelly, Chairman of the Board, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 14, 2026	/S/ HOWARD W. DONNELLY
Howard W. Donnelly,
Chairman of the Board, Director

Date:	July 14, 2026	/S/ JAMES C. CLEMMER
James C. Clemmer,
President, Chief Executive Officer (Principal Executive Officer)

Date:	July 14, 2026	/S/ STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge,
Executive Vice President, Chief Financial Officer, (Principal Financial and Accounting Officer)

Date:	July 14, 2026	/S/ WESLEY E. JOHNSON, JR.
Wesley E. Johnson, Jr.,
Director

Date:	July 14, 2026	/S/ JAN S. REED
Jan S. Reed,
Director

Date:	July 14, 2026	/S/ EILEEN O. AUEN
Eileen O. Auen,
Director

Date:	July 14, 2026	/S/ KAREN A. LICITRA
Karen A. Licitra,
Director

Date:	July 14, 2026	/S/ MICHAEL E. TARNOFF
Michael E. Tarnoff,
Director

Date:	July 14, 2026	/S/ LORINDA A. BURGESS
Lorinda A. Burgess,
Director