Form 10-K/A
period 2026-05-31
ANGIODYNAMICS INC
filed 2026-09-29
CIK 1275187

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

As of September 18, 2026 there were 42,054,450 shares of the registrant’s common stock outstanding.

Auditor Name: Deloitte & Touche LLP	Auditor Location: Boston, Massachusetts	Auditor Firm ID: 34

DOCUMENTS INCORPORATED BY REFERENCE
None.

AngioDynamics, Inc. and Subsidiaries

Index
EXPLANATORY NOTE

AngioDynamics, Inc. (collectively, “AngioDynamics,” the “Company” “we,” “us,” or “our”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended May 31, 2026 as originally filed (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on July 14, 2026, solely to include the information required by Part III of Form 10-K and the general rules and regulations under Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Part III information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the omitted information to be incorporated in the Original Form 10-K by reference from our definitive proxy statement, if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because we may not file a definitive proxy statement containing that information within 120 days after the end of the fiscal year covered by the Original Form 10-K.

Accordingly, this Amendment hereby amends and restates Items 10 through 14 of Part III of the Original Form 10-K in their entirety. This Amendment also deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K. In addition, as required by Rule 13a-14(a) and Rule 12b-15 under the Exchange Act, certifications by the Company’s principal executive officer and principal financial officer are filed as Exhibits 31.3 and 31.4 to this Amendment under Item 15 of Part IV thereof.  Because this Amendment does not include any financial statements and does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted. No other Items of the Original Form 10-K have been amended or revised herein, and all such other Items shall be as set forth in the Original Form 10-K.

Except as expressly set forth herein, this Amendment does not amend, modify, or update any other information contained in the Original Form 10-K.  The Original Form 10-K continues to speak as of the date of its original filing, and this Amendment does not reflect events occurring after that date or modify or update any disclosures therein.

Index
Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required in the Annual Report on Form 10-K with respect to Executive Officers is contained in the discussion titled “Executive Officers of the Company” in Part I of the Original Form 10-K.  The balance of the information required by Item 10 appears below.

Directors

Our Board of Directors currently consists of eight directors.  The Board is classified into three classes, each of which has a staggered three-year term.

As of September 18, 2026, the following Directors served on the following committees:

				Committee Memberships
Name	Age	Director Since	Independent	B	AC	CC	NCCGC
Eileen O. Auen	63	2016	Y	M		C	M
Lorinda A. Burgess	64	2023	Y	M	M	M
Howard W. Donnelly	65	2004	Y	C
Wesley E. Johnson, Jr.	68	2007	Y	M	C		M
Karen A. Licitra	67	2019	Y	M	M	M
Jan Stern Reed	66	2016	Y	M	M		C
Michael E. Tarnoff	58	2019	Y	M		M	M
James C. Clemmer	62	2016	N	M

AC	Audit Committee	B	Board of Directors
CC	Compensation and Human Capital Committee	C	Chair
NCCGC	Nominating, Compliance and Corporate Governance Committee	M	Member

Set forth below are the names, ages and principal occupations and director positions on public companies, in each case, for the past five years, of the directors and nominees, and information relating to other positions held by them with us and other companies.  Additionally, there is a brief discussion of each director’s and nominee’s experience, qualifications, attributes or skills that led to the conclusion that such person should serve as a director.  There are no family relationships between or among any of the Company’s directors or executive officers.

Index
Class II Directors (Term expiring at the 2026 Annual Meeting):

EILEEN O. AUEN	Director since 2016
Executive Chair	age 63
Point32Health

Ms. Auen serves as Executive Chair of Point32Health, a $9 billion healthcare organization that was formed by the merger of Tufts Health and Harvard Pilgrim health care companies.  From September 2024 until June 2025 Ms. Auen also served as Interim Chief Executive Officer of Point32Health.  Prior to this, she served as Executive Chair of Helios, a $1 billion healthcare services firm formed by the merger of PMSI, Inc. and Progressive Medical in 2013. Prior roles include Chairman and Chief Executive Officer of PMSI, Head of Healthcare Management at Aetna, and Chief Executive Officer of APS Healthcare.  Ms. Auen earned a bachelor’s degree in Economics and Finance from Towson University, and an M.B.A. from the University of Virginia's Darden School of Business.  Ms. Auen also serves as the Lead Operating Director for Axia Women's Health.  She is also a member of the Board of Directors for MedRisk, a $1 billion Physical Medicine Company.   Ms. Auen served on the Board of ICF (Nasdaq:ICFI) from 2008 until 2021 and was the Lead Director from 2016 to 2021.  She also served on the Board of Medstar Union Memorial Hospital from 2014 until 2021 and on the Towson University Foundation Board.  Ms. Auen chairs our Compensation and Human Capital Committee and is a member of our Nominating, Compliance and Corporate Governance Committee.

Director Qualifications:  Ms. Auen’s extensive experience in the health care industry, including at PMSI, Aetna, APS Healthcare, Tufts Health Plan and Point32Health, provides the Company with significant management experience in the areas of finance, accounting, business operations, management, risk oversight, executive decision making and corporate governance.  In addition, Ms. Auen’s experience in the healthcare payment environment provides reliable perspectives to our Board.

HOWARD W. DONNELLY	Director since 2004
Former President and CEO	age 65

From 2017-2019, Mr. Donnelly was President and CEO of Bluefin Medical, a firm focused on the regional anesthesia market.  In 2019 Bluefin Medical’s technology was acquired by a private European medical technology company.  From 2005 to March 2018, Mr. Donnelly was President of Concert Medical LLC, a manufacturer of interventional medical devices.  Concert Medical was acquired by Theragenics in March 2018.  From 2010 to 2016, Mr. Donnelly was President and CEO of HydroCision Inc., a company focused on spine surgery and the pain management market.  Mr. Donnelly currently serves on the Board of Directors of HydroCision, Inc.  From 2002 to 2008, Mr. Donnelly was a director and member of the audit, compensation and nominating and governance committees of Vital Signs, Inc. From 1999 to 2002, he was President of Level 1, Inc., a medical device manufacturer and subsidiary of Smiths Group. From 1990 to 1999, Mr. Donnelly was employed at Pfizer, Inc., with his last position as Vice President, Business Planning and Development for Pfizer’s Medical Technology Group from 1997 to 1999. Mr. Donnelly holds a B.S. and an M.B.A. from Bryant College.  Mr. Donnelly is the Chairman of the Board.

Director Qualifications:  Mr. Donnelly brings extensive industry experience as a result of his tenures as a senior executive at Pfizer, Level 1, Concert Medical and HydroCision. Mr. Donnelly provides the Board with valuable business, leadership and management insight, particularly in the areas of manufacturing and business combinations, and his prior experience as a member of the Board of Directors of several companies.

Index
JAN STERN REED	Director since 2016
Former Senior Vice President, General Counsel and Corporate Secretary	age 66
Walgreens Boots Alliance, Inc.

From 2013 to 2016, Ms. Reed served as Senior Vice President, General Counsel and Corporate Secretary (since 2015) at Walgreens Boots Alliance, Inc., a global pharmacy-led, health and wellbeing enterprise with annual revenues during her tenure in excess of $115 billion. Prior to this role, Ms. Reed served for seven years as Executive Vice President of Human Resources, General Counsel and Corporate Secretary at Solo Cup Company, and, prior thereto, as Associate General Counsel, Corporate Secretary and Chief Governance Officer at Baxter International Inc. Ms. Reed earned a Bachelor of Arts degree, with honors, in Psychology from the University of Michigan, and a Juris Doctor from Northwestern University School of Law. Ms. Reed also currently serves as Chair of the Board of Directors for AVITA Medical, Inc. (Nasdaq:RCEL; ASX; AVH) and Lead Independent Director of the Board of Directors of GMR Solutions, Inc. (NYSE:GMRS).  Previously Ms. Reed served as a member of the Board of Directors for Stepan Company (NYSE:SCL) between 2015 and 2026.  Ms. Reed is a member of our Audit Committee and is the Chair of the Nominating, Compliance and Corporate Governance Committee.

Director Qualifications:  Ms. Reed provides the Board of Directors with global executive leadership in legal, corporate governance, risk management, health care regulatory, compliance, manufacturing and strategic business matters as well as extensive experience with acquisitions and employee development.

Class I Directors (Term expiring at the 2028 Annual Meeting):

JAMES C. CLEMMER	Director since 2016
President and Chief Executive Officer	age 62
AngioDynamics, Inc.

Mr. Clemmer joined AngioDynamics in April 2016 as our President and CEO.  Prior to joining AngioDynamics, Mr. Clemmer served as President of the Medical Supplies segment at Covidien plc from September 2006 to January 2015. In this role, Mr. Clemmer directed the strategic and day-to-day operations for global business divisions that collectively manufactured 23 different product categories. In addition, he managed global manufacturing, research and development, operational excellence, business development and all other functions associated with the Medical Supplies business. Prior to his role at Covidien, Mr. Clemmer served as Group President at Kendall Healthcare from July 2004 to September 2006, where he managed the US business across five divisions and built the strategic plan for the Medical Supplies segment before it was spun off from Tyco. Mr. Clemmer served as interim president at the Massachusetts College of Liberal Arts from August 2015 until March 1, 2016. Mr. Clemmer is a graduate of the Massachusetts College of Liberal Arts.

Director Qualifications:  Through his position as our CEO and his tenure at Covidien, Mr. Clemmer brings leadership, extensive executive and operational experience, strategic expertise and a deep knowledge of the medical device industry to the Board. Mr. Clemmer’s service as a Director and CEO of AngioDynamics creates a critical link between management and the Board, enabling the Board to perform its oversight function with the benefits of management’s perspectives on the business.

Index
MICHAEL E. TARNOFF, MD	Director since 2019
Former President and CEO	age 58
Tufts Medical Center and Tufts Children's Hospital

From June of 2021 to March of 2024, Dr. Tarnoff has served as President and Chief Executive Officer of Tufts Medical Center and Tufts Children’s Hospital and served in this role on an interim basis for the nine months preceding his appointment. From June 2019 until June 2021, Dr. Tarnoff was Chair of the Department of Surgery and Surgeon-in-Chief at Tufts Medical Center and Tufts University School of Medicine in Boston, Massachusetts.  Dr. Tarnoff has been a surgeon at Tufts since 2001.  Dr. Tarnoff was Chief Medical Officer at Medtronic from January 2015 through August 2019.  From 2008 until its acquisition by Medtronic in 2015, Dr. Tarnoff served as the Chief Medical Officer and Senior Vice President for Medical Affairs at Covidien plc.  Dr. Tarnoff received a BA in psychology from Washington University in St Louis, and received an MD from and completed his residency in General Surgery at the University of Medicine and Dentistry of New Jersey.  Dr. Tarnoff also completed a fellowship in Advanced Minimally Invasive Surgery at the Cleveland Clinic in Cleveland, Ohio.  Dr. Tarnoff also serves on the Board of Directors of AVITA Medical, Inc. (NASDAQ: RCEL) and Aspen Surgical.  Dr. Tarnoff is a member of our Nominating, Compliance and Corporate Governance Committee and is a member of our Compensation and Human Capital Committee.

Director Qualifications: Through his extensive experience as a surgeon and his roles in hospital administration, including his tenure as President and CEO of Tufts Medical Center, Dr. Tarnoff provides the Board of Directors with deep, expert knowledge in patient care and the United States health care system.

Class III Directors (Term expiring at the 2027 Annual Meeting):

LORINDA A. BURGESS	Director since 2023
Former Chief Financial Officer and Vice President of Finance
Director	age 64

Ms. Burgess joined our Board of Directors in July of 2023.  From 2015 to 2023, Ms. Burgess served as Chief Financial Officer and Vice President of Finance for the Americas Region at Medtronic, Inc. a Fortune 200 global medical device company with more than $30 billion in annual revenues.  Prior to this role, Ms. Burgess also served as Vice President of Customer Care for the America and Western Europe at Medtronic, Inc. and Vice President of Finance for the Cardiovascular Group's Sales and Marketing function.  Ms. Burgess earned a Bachelor of Arts in Communication and Political Science from the University of Michigan and a Master's in Business Administration from Ohio State University.  Ms. Burgess is a member of the Board of Directors for Stepan Company.  Ms. Burgess is a member of our Audit Committee and a member of our Compensation and Human Capital Committee.

Director Qualifications:  Ms. Burgess' service as CFO and VP of Finance for the Americas Region at Medtronic, Inc. provides valuable business, leadership and management experience, particularly with respect to the numerous financial, business and strategic issues faced by a diversified medical device company.

Index
WESLEY E. JOHNSON, JR.	Director since 2007
Former CEO of medical device companies, Former Divisional Vice-President and General Manager	age 68
Abbott Laboratories

From February 2013 through November 2019, Mr. Johnson served as Chief Executive Officer and Director of Admittance Technologies, Inc., a medical device company. From February 2008 to May 2012, Mr. Johnson served as President, CEO and Director of Cardiokinetix, Inc., a developer of medical devices for the treatment of congestive heart failure. From October 2005 to February 2008, Mr. Johnson served as General Manager of Abbott Spine, S.A., a division of Abbott Laboratories. From June 2003 to October 2005, Mr. Johnson served as Division Vice President, Finance for Abbott Spine, a division of Abbott Laboratories. From May 1999 to June 2003, he served as Vice President of Operations and Chief Financial Officer for Spinal Concepts. From 2003 to 2007, Mr. Johnson served as a member of the Board of RITA Medical Systems, Inc. and Chairman of its Audit Committee. Mr. Johnson holds a B.B.A. in Accounting from Texas A&M University and became a certified public accountant in 1981. Mr. Johnson is chair of our Audit Committee and a member of our Nominating, Compliance and Corporate Governance Committee.

Director Qualifications:  Mr. Johnson’s service as CFO for Spinal Concepts, General Manager and Division Vice President for Abbott Laboratories and CEO of two separate medical device companies, provides valuable business, leadership and management experience, particularly with respect to the numerous financial, business and strategic issues faced by a diversified medical device company.  In addition, Mr. Johnson's experience with PricewaterhouseCoopers and his positions as a public company CFO of Urologix, Inc. and Orthofix, Inc. (formerly American Medical Electronics, Inc.) provides valuable financial and accounting experience for his position on the Audit Committee.

KAREN A. LICITRA	Director since 2019
Former Corporate Vice President for Worldwide Government Affairs and Policy	age 67
Johnson and Johnson

Ms. Licitra joined our Board of Directors in July of 2019.  From January 2014 through August 2015, Ms. Licitra served as Corporate Vice President, Worldwide Government Affairs & Policy at Johnson & Johnson, a medical devices, pharmaceutical, and consumer packaged goods manufacturer.  From December 2011 to December 2013, Ms. Licitra served as the Worldwide Chairman, Global Medical Solutions at Johnson & Johnson.  From July 2002 to November 2011, she served as the Company Group Chairman and Worldwide Franchise Chairman at Ethicon Endo-Surgery, Inc., a Johnson & Johnson medical device company.  From January 2001 to June 2002, she served as the President of Ethicon Endo-Surgery. From June 2015 to June 2021, she served on the Compensation and Human Capital Committee of the Board of Directors of Si-Bone, Inc., a medical device company focusing on a minimally invasive surgical implant system to treat sacroiliac joint dysfunction, and previously served on the Board of Directors of Novadaq Technologies Inc., a provider of proven comprehensive fluorescence imaging solutions, until the company was acquired by Stryker Corporation in 2017. Ms. Licitra received a B.S. in Commerce from Rider College.  Ms. Licitra is a member of our Audit Committee and our Compensation and Human Capital Committee.

Director Qualifications: Ms. Licitra’s service as an executive in various roles at Johnson and Johnson provides valuable business and industry experience, leadership and insight, particularly with respect to the global, industry and strategic issues faced by a diversified medical device manufacturer.

Index
Executive Officers

Information required in the Annual Report on Form 10-K with respect to Executive Officers is contained in the discussion titled “Executive Officers of the Company” in Part I of the Original Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of initial ownership and changes in ownership with the SEC. Based solely on our review of copies of such forms received by us, or on written representations from certain reporting persons that no reports were required for such persons, we believe that, during the fiscal year ended May 31, 2026, all of our executive officers, directors and 10% shareholders complied with all Section 16 filing requirements.

Compliance Program

Our Board of Directors has adopted a written Code of Conduct for our Company.  Our Code of Conduct is available at our website located at www.angiodynamics.com under the “Investors-Corporate Governance-Highlights-Governance Documents-Code of Conduct” caption.  All Company officers, employees, and directors are required to comply with our Code of Conduct.  Our Code of Conduct covers a number of topics, including conflicts of interest, insider trading, fair dealing, equal employment opportunity and harassment, anti-bribery, and confidential information, as well as requiring adherence to all laws, rules, and regulations applicable to our business.  Employees are required to bring any violations and suspected violations of the Code of  Conduct to the attention of the Company through management or our legal counsel or by using the Company’s confidential Compliance Hotline.  The Company also maintains a Board-approved comprehensive compliance program to ensure our employees comply with applicable laws, rules, regulations, and industry codes when interacting with healthcare professionals.

The Company maintains the Compliance Hotline for the Company employees and third parties to use as a means of raising concerns or seeking advice.  The Compliance Hotline is provided by an independent third-party and is available worldwide.  Individuals using the Compliance Hotline may choose to remain anonymous and all inquiries are kept confidential to the extent practicable in connection with the investigation.  All Compliance Hotline inquiries are forwarded to the Company’s Corporate Compliance Group for investigation.  The Audit Committee is informed of any matters reported to the Company’s Corporate Compliance Group, whether through the Compliance Hotline, management, or otherwise, involving accounting, internal control, or auditing matters. Matters reported to the Company’s Corporate Compliance Group, whether through the Compliance Hotline, management, or otherwise, involving, among other things, compliance with laws, employee health and safety, employment, and interactions with health care professionals, are generally reported to the Nominating, Compliance, and Corporate Governance Committee.

Audit Committee and Audit Committee Financial Expert

The Audit Committee assists our Board of Directors in its oversight of:

•	the integrity of our financial statements, financial reporting process, system of internal controls over financial reporting, and audit process;
•	our compliance with, and process for monitoring compliance with, legal and regulatory requirements, in coordination with the Nominating, Compliance, and Corporate Governance Committee;
•	our independent registered public accounting firm’s qualifications and independence; and
•	the performance of our independent registered public accounting firm.

Index
In addition, our Audit Committee provides an open avenue of communication between the independent registered public accounting firm and the Board.

The authority and responsibilities of the Audit Committee are set forth in detail in its charter, which is available on our website located at www.angiodynamics.com under the “Investors-Corporate Governance-Highlights-Committee Charters-Audit Committee” caption.  The information on our website is not a part of this Form 10-K.

During our fiscal year ended May 31, 2026, the members of the Audit Committee were Wesley E. Johnson, Jr., Lorinda Burgess, Karen Licitra and Jan Stern Reed.  Our Board has determined that each member of the Audit Committee is independent under the Nasdaq listing standards.  The Board has also determined that each member of the Audit Committee is financially literate in accordance with the Nasdaq listing standards and that Mr. Johnson, who serves as the chair of the Audit Committee, is an “audit committee financial expert,” as defined under SEC rules.  The Audit Committee met nine times during our fiscal year ended May 31, 2026.  All of such meetings were attended, either in person or telephonically, by all of the members of the Audit Committee.  The Audit Committee did not take action by unanimous written consent during the fiscal year ended May 31, 2026.

Hedging and Pledging Policy

Our Insider Trading Policy prohibits directors and employees, including named executive officers, from engaging in hedging or monetization transactions, such as zero-cost collars and forward sale contracts, and from engaging in borrowing against AngioDynamics’ securities held in a margin account, or pledging AngioDynamics’ securities as collateral for a loan (unless the individual can clearly demonstrate the financial capacity to repay the loan without resorting to the pledged securities).

Index
Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Business and Performance Overview

During fiscal year 2026, we continued to execute on our strategic transformation, including:

•	Focusing on technologies and innovations that compete in large, fast growing, high-margin markets to produce measurable patient outcomes;
•	Leveraging research and development and clinical and regulatory pathway expansion; and
•	Attracting and retaining top talent.

In connection with our strategic transformation, we have organized our portfolio into two key platforms: Med Tech and Med Device.  Med Tech comprises our high growth technology platforms including: our peripheral arterial disease Auryon Atherectomy laser, our Mechanical Thrombectomy products, including our AngioVac and AlphaVac products and our solid tumor ablation NanoKnife irreversible electroporation products.  Med Device comprises our angiographic catheters, our EVLT products, our port products and our other Oncology products.

Global macroeconomic conditions continued to impact our business in fiscal year 2026.  The market continues to experience disruptions with respect to inflationary pressures, consumer demand, hospital operating procedures and workflow.  Despite these persistent challenges, we made significant progress in our transformation into a customer-focused, technology-driven, growth-oriented company.  We maintained our focus on disciplined investments in talent and technologies to drive revenue growth for our company in large, fast growing, highly profitable markets.  In fiscal year 2026, we initiated and executed on strategic research & development and sales & marketing investments in our growth platforms, which drove growth in fiscal year 2026 and we believe positions us well for fiscal year 2027.

Highlights include:

Financial Highlights
•	GAAP reported revenue increased by 9.5% to $320.2 million
•	Med Tech and Med Device growth of 18.4% and 2.6%, respectively
•	Gross margin increased by 70 bps to 54.6%;
•	Net loss increased by $2.7 million to $36.7 million; and
•	Loss per share increased by $0.05 to a loss of $0.88.

Other Highlights
•	Enrolled the first patients in both the AMBITION BTK and RECOVER-AV trials;
•	Published the NanoKnife PRESERVE study in the journal of European Urology;
•	Received FDA IDE approval for APEX-Return study evaluating AlphaReturn Blood Management System when used with AlphaVac F1885 System;
•	Received FDA IDE approval for PAVE clinical study evaluating AngioVac System for treatment of right-sided infective endocarditis;
•	Received FDA 510(k) clearance for modified AlphaVac F1885 System with expanded indication for use;
•	Presented the two-year follow up data from its PRESERVE pivotal trial at AUA 2026 demonstrating NanoKnife’s durable prostate cancer outcomes;
•	Finalized a local coverage determination with Palmetto covering NanoKnife IRE for qualifying Medicare patients in prostate and liver cancer, effective July 5, 2026;

Index
•	Received FDA IDE approval for the RELIEF BPH study evaluating NanoKnife IRE for the treatment of benign prostatic hyperplasia;
•	Continued focus on training of the sales teams; and
•	Conducted targeted physician trainings and symposiums both in the U.S. and internationally throughout the year.

Key Compensation Program Features and Governance Practices

We have set forth below certain key features of our executive compensation program applicable to our named executive officers and key compensation governance practices that strengthen the alignment of our named executive officers’ interests with those of our shareholders:

Key Compensation Program Features		Key Compensation Governance Practices
•	For fiscal year 2026, 64% of our CEO's target total compensation was performance-based (including performance shares, options and short-term incentive compensation)	•	Robust stock ownership guidelines to align executives with our shareholders regarding our long-term performance
•	Mix of fixed and variable compensation, with a strong emphasis on variable, at-risk performance-based compensation	•	Clawback policy that allows the Company to recoup incentive-based compensation paid to executive officers under certain circumstances
•	Short- and long-term compensation opportunities with performance metrics tied to our strategy and performance (including relative total shareholder return)	•	No option repricing or cash buyout of underwater options without shareholder approval
•	50% of target long-term incentive opportunity is performance-contingent and measured over a three-year period	•	Engagement of an independent compensation consultant with no other ties to the Company or management
•	Stock-based awards with four-year vesting to promote retention	•	Change in control agreements with double trigger severance arrangements
•	Double trigger change in control provision in the 2020 Long Term Incentive Plan	•	Active engagement with investors

2025 Shareholder Advisory Vote on Executive Compensation

At our 2025 annual meeting, our shareholders approved, on an advisory basis, the compensation paid to our named executive officers, as disclosed under the compensation disclosure rules of the SEC, including the compensation discussion and analysis, the compensation tables and any related materials disclosed in the proxy statement for the 2025 annual meeting. The shareholder vote in favor of our named executive officer compensation totaled approximately 93.1 percent of all votes cast, including abstentions. The Compensation and Human Capital Committee considered the results of the 2025 vote and views the outcome as evidence of strong shareholder support of our executive compensation decisions and policies. Accordingly, the Compensation and Human Capital Committee did not change its general approach to executive compensation in fiscal year 2026.

Compensation Philosophy and Objectives

AngioDynamics operates in an extremely competitive industry. Our compensation philosophy is designed to:

•	align our executive officers’ compensation with our business objectives and the interests of our shareholders;

Index
•	enable us to attract, motivate, engage and retain successful, qualified senior executive leadership talent necessary to achieve our long-term goals; and
•	reward performance, company growth and advancement of our long-term strategic initiatives.

AngioDynamics generally sets executive compensation targets for cash and equity-based compensation within a competitive range of the 50th percentile of companies in a pre-determined comparable group through a combination of fixed and variable compensation.  Our compensation program supports our “pay for performance” philosophy by targeting compensation within a competitive range of the 50th percentile with the opportunity to earn higher percentile actual pay when warranted by performance. Conversely, if performance falls below objectives, the programs are structured such that actual realized pay would vary accordingly.

AngioDynamics views these ranges of compensation targets as a guideline in setting and adjusting our compensation programs. While the Compensation and Human Capital Committee attempts to base compensation decisions on the most recent market data available, it also recognizes the importance of flexibility and customization, and may go above or below the targeted ranges for any individual or for any specific element of compensation based on considerations such as individual performance, experience, history and scope of position, current market conditions and the specific needs of the business at critical points in time.

Within this overall philosophy, the Compensation and Human Capital Committee’s objectives are to:

•	offer a total compensation package that takes into consideration the compensation practices of similarly situated companies with which we compete for exceptional senior level talent;
•	provide annual cash incentive awards relative to attaining certain pre-determined financial metrics, along with completion of individual objectives;
•	align financial incentives with shareholders’ interests through significant equity-based long-term incentives to senior management; and
•	reward overachievement of goals with programs designed to have upside opportunity for participants, but also providing downsides if performance falls short.

Named Executive Officers

AngioDynamics’ named executive officers (or "NEOs") for fiscal year 2026 are as follows:

Executive Officer	Title
James C. Clemmer	President and Chief Executive Officer
Stephen A. Trowbridge	Executive Vice President and Chief Financial Officer
Lawrence T. Weiss	Senior Vice President, Chief Legal Officer & Corporate Secretary
Laura Piccinini	Senior Vice President and General Manager, Cardiovascular and International
Warren G. Nighan	Senior Vice President, Global Supply Chain, Quality and Regulatory Affairs

This Compensation Discussion and Analysis and the tables that follow describe compensation decisions regarding our NEOs.

Index
Summary of Mix of Executive Compensation

The following charts depict the mix of components of target compensation for our CEO and our other named executive officers established by our Compensation and Human Capital Committee for our fiscal year ended May 31, 2026.  As demonstrated by the charts, a majority of each of our executive's target compensation is performance-based and at risk.  Each of the components is described in more detail below.

The Compensation and Human Capital Committee

The Compensation and Human Capital Committee is responsible for: (i) assisting the Board in developing and evaluating potential candidates for executive positions; (ii) reviewing and recommending to the Board the corporate goals and objectives with respect to our CEO’s compensation on an annual basis; (iii) reviewing our CEO’s performance annually in light of the Committee’s established goals and objectives and recommending to the full Board (exclusive of the CEO) the compensation payable to the CEO; (iv) reviewing and approving the evaluation process, compensation structure and payouts for our other named executive officers annually and overseeing the CEO’s decisions concerning the performance and compensation of our other named executive officers; and (v) reviewing and ensuring our incentive compensation and other stock-based plans are administered consistent with the terms of such plans and recommending changes in such plans to the Board, as needed. The authority and responsibilities of the Compensation and Human Capital Committee are set forth in detail in its charter, which is available on our website located at www.angiodynamics.com under the “Investors-Corporate Governance-Highlights-Committee Charters-Compensation and Human Capital Committee” caption.  The information on our website is not a part of this proxy statement.

Our Board of Directors has determined that all of the directors who were members of the Compensation and Human Capital Committee during our fiscal year ended May 31, 2026, Ms. Auen, Ms. Burgess, Ms. Licitra, and Mr. Tarnoff, are independent under the Nasdaq listing standards.   Although the Compensation and Human Capital Committee comprises solely independent directors, it does consider the recommendations, if any, provided by our CEO in determining the appropriate levels of compensation for our named executive officers, other than the CEO.

Index
Independent Compensation Consultant

The Committee has the authority, in its sole discretion, to retain compensation consultants. In establishing executive compensation for fiscal year 2026, the Committee retained Meridian Compensation Partners, LLC (“Meridian”) as its compensation consultant based on its expertise and past service to the Committee. Meridian provided research, data analyses, benchmarking information and design expertise in developing compensation programs for executives and incentive programs for eligible employees. Meridian kept the Compensation and Human Capital Committee apprised of regulatory developments and market trends related to executive compensation practices. Meridian does not determine or recommend the exact amount or form of executive compensation for any of our executive officers or directors. Representatives of Meridian attended meetings of the Compensation and Human Capital Committee, as requested.  The Committee assessed the independence of Meridian and concluded that no conflict of interest exists with respect to its services to the Compensation and Human Capital Committee.  Among other things in fiscal year 2026, Meridian:

•	analyzed our historical and current compensation practices and philosophies;
•
performed a proxy pay level benchmarking review using peer group data and other industry specific surveys to analyze base salary, annual cash incentives, total cash compensation, long-term incentives, and total direct compensation paid to executives and summarized its findings in the form of a competitive pay analysis to inform fiscal year 2026 target compensation; and

•
presented recommendations for comprehensive executive plan strategy and pay structure for fiscal year 2026, including base salary levels, design of the annual bonus program, design of long-term incentive programs and amount and allocation of short-term and long-term incentive compensation components.

Compensation Peer Group

For fiscal year 2026 compensation decisions, Meridian reassessed the list of peer companies to be used in compensation benchmarking analysis, focusing on publicly-traded medical device companies with revenues of approximately 1/3x to 3x our current revenue at the time of selection.  The result of the analysis was the following peer group of 16 companies with our revenue positioned at approximately the median of the group at the time of selection.

Accuray Incorporated	AxoGen, Inc.	LeMaitre Vascular, Inc.	STAAR Surgical Company
Alphatec Holdings, Inc.	Cutera, Inc.	Orthofix Medical Inc.	SI-Bone, Inc.
Artivion, Inc.	Glaukos Corporation	Orthopediatrics Corp.	Treace Medical Concepts, Inc.
AtriCure, Inc.	Inari Medical, Inc.	Nevro Corp.	Zynex, Inc.

Components of Executive Compensation for Fiscal Year 2026

The three components of the compensation program for named executive officers are base salary, annual cash incentive compensation and long-term equity-based incentive awards in the form of performance share awards, stock options and restricted stock unit awards. The Compensation and Human Capital Committee administers these components with the goal of providing total compensation that is competitive in the marketplace, while recognizing meaningful differences in individual performance and offering the opportunity to earn superior rewards when merited by individual performance.

Index
Base Salaries

The base salary for each named executive officer is determined at levels considered appropriate for comparable positions at similarly situated companies, while generally targeting the 50th percentile for total cash compensation of executives at such similarly situated companies. Adjustments to each individual’s base salary are made based on annual performance reviews with consideration given to the executive’s performance as well as his/her salary compared with the range of those listed in the aforementioned survey and our executives generally. Among the criteria used in the annual performance reviews are the work and supervisory performance of the executive, demonstrated management and leadership skills, performance to specific established personal goals, and the strengths and weaknesses that the executive demonstrates on the job.

Base salary increases for the named executive officers occurred in fiscal year 2026, that were effective September 1, 2025 as summarized in the below table:

Name	Fiscal 2025 Base Salary	Fiscal 2026 Base Salary	Percentage Increase
James C. Clemmer	$810,400	$834,717	3.0%
Stephen A. Trowbridge	$461,194	$475,030	3.0%
Lawrence T. Weiss	$430,000	$442,900	3.0%
Laura Piccinini (1)	$413,064	$463,353	12.2%
Warren G. Nighan	$404,481	$420,660	4.0%

(1)
Ms. Piccinini is paid in Euros, which was converted to U.S. Dollars using a period average exchange rate for fiscal years 2026 and 2025 of 1.17 Euro per Dollar and 1.08 Euro per Dollar, respectively. Based upon the spot rate on the date that Ms. Piccinini's base salary was set for fiscal year 2026, she received a 4% base salary increase.

Annual Cash Incentives

The Compensation and Human Capital Committee believes that a meaningful portion of the annual compensation of each named executive officer should be in the form of annual cash incentive compensation.

For our fiscal year ended May 31, 2026, annual cash incentive targets were based upon a mix of pre-determined financial metrics and the achievement of pre-determined corporate objectives with compensation up to a maximum of 200% of the target incentive payment amounts if we overachieve our targets.  The table below sets forth the targets set by the Compensation and Human Capital Committee, the rationale for the particular goal and achievement against targets:

Index
Goal	Rationale	Target	Target Bonus Percent	Achievement ($)	Achievement (% of Target Bonus Percent)	Bonus Payout (%)
Financial Metrics:							}	180%
Net Sales	Directly linked to creating long-term value for shareholders	$312 million	50%	$320.2 million	200%	100%
Adjusted EBITDA(1)		$10.5 million	30%	$18.2 million	200%	60%
Corporate Objectives:
Execute on manufacturing transfer program milestones to achieve savings goals	Directly linked to strategic plan and creating long-term value for shareholders	Qualitative	20%	Achieved target expectations	100%	20%
Develop private/payer reimbursement plan for NanoKnife
Achieve milestones in the Ambition/BTK plan
Obtain clarity on pathway for AngioVac endocarditis

(1) Adjusted EBITDA, excludes the amortization of intangibles, change in fair value of contingent consideration, acquisition, restructuring and other items.

The achievement on the financial metrics as a percent of target is based upon pre-determined quantitative levels of achievements.  For our corporate objectives, the Committee takes both a goal specific and a comprehensive evaluation approach to determine total achievement.  Assessing the overall specifics with respect to each goal, as well as the impact of these activities on the Company's strategic transformation and the fiscal year operating resulting, including revenue growth, gross margin and adjusted earnings per share, the Committee awarded attainment of 100% of our corporate objective metrics.

In fiscal year 2026, the target incentive payment amounts and the actual payout amounts, each as a percentage of base salary, for the named executive officers were as follows:

Name	Target as a Percentage of Base Salary	Actual Payout as a Percentage of Target	Total Amount Paid
James C. Clemmer	100%	180%	$1,502,490
Stephen A. Trowbridge	70%	180%	$598,537
Lawrence T. Weiss	60%	180%	$478,332
Laura Piccinini	60%	180%	$500,422
Warren G. Nighan	60%	180%	$454,313

Index
Long-Term, Equity-Based Incentive Awards

In 2020, we adopted the AngioDynamics, Inc. 2020 Equity Incentive Plan, (the "2020 Plan").  The 2020 Plan provides for the grant of incentive awards, including performance share awards, performance unit awards, restricted stock awards and restricted stock unit awards, as well as incentive and non-qualified stock options and stock appreciation rights.  The Compensation and Human Capital Committee believes that including equity grants as a significant component of executive compensation aligns our executives’ interest with those of our shareholders.  The Compensation and Human Capital Committee has made grants of stock options, restricted stock unit awards and performance share awards and, in the future, expects to offer additional awards under equity plans approved by the shareholders in order to provide named executive officers with an opportunity to share, along with shareholders, in our long-term performance and to reward these individuals for their contribution to our performance.

The target value of stock options, restricted stock units or performance share awards granted to each named executive officer is based upon several factors, including: (i) position with AngioDynamics; (ii) base salary; (iii) performance; and (iv) the grants made, on average, by similarly situated companies to executives with similar responsibilities.  For our fiscal year ended May 31, 2026, the Compensation and Human Capital Committee set targets of total long-term incentive awards as follows:

Name	Target Long-term Incentive Awards %	Composition
James C. Clemmer	400% of base salary	50% performance share awards 50% restricted stock units
Stephen A. Trowbridge	315% of base salary
Lawrence T. Weiss	120% of base salary
Laura Piccinini	120% of base salary
Warren G. Nighan	120% of base salary

For long term inventive awards made in fiscal year 2026, the Committee determined to grant each of the named executive officers 100% of target.

The Compensation and Human Capital Committee and the Board of Directors believe that this annual long-term incentive program provides a strong pay for performance orientation while effectively incentivizing management decision making and providing appropriate retention incentives.  Performance share award payouts are directly tied to AngioDynamics’ performance and total shareholder return relative to a peer group of companies with similar risk profiles to AngioDynamics.  Restricted stock units are intended to retain key management through vesting periods, with the opportunity for capital accumulation and more predictable long-term incentive value than stock options.  Restricted stock unit awards, including fiscal year 2026 awards, typically vest equally over a four-year period and are settled in shares of AngioDynamics' common stock if the employee remains active with the Company through the vesting date.

Performance share awards are generally made each year with awards having a three-year term with payouts to be made in shares of AngioDynamics’ common stock at the end of the term depending on performance against pre-determined goals.  For the fiscal year 2026 awards (granted on July 16, 2025), 70 percent of the performance shares will be measured based on our revenue and 30 percent will be measured based on our adjusted EBITDA over the three-year performance period.  At the beginning of the performance period, the threshold, target and maximum revenue goals were set by the Compensation and Human Capital Committee for the entire three-year performance period.

Index
At the end of the performance period, the total number of shares eligible to vest is subject to a relative total shareholder return (“TSR”) modifier to more closely align management and shareholder interests. The TSR modifier can adjust the aggregate number of shares eligible to vest at the end of the three-year period up or down by 20% based on performance relative to a peer group of companies with similar risk profiles to AngioDynamics.  No modifier will apply if relative TSR performance between the 75th and 25th percentiles. If relative TSR performance exceeds the 75th percentile, the number of shares eligible to vest will increase by 20%.  If relative TSR performance is below the 25th percentile, the number of shares eligible to vest will decrease by 20%. Therefore, with the TSR modifier applied, 0% to 240% of the total target number of shares subject to the fiscal year 2026 performance share unit awards will be eligible to vest at the end of the three-year performance period. For the fiscal year 2026 award, the relative TSR peer group consisted of 47 publicly traded healthcare equipment companies with revenue greater than $200 million at the time of selection.

The Compensation and Human Capital Committee approves all equity awards granted to our NEOs and Board on or before the grant date.  Annual equity awards are generally granted effective after our applicable fiscal year-end earnings release following the decision to make the grant, regardless of the timing of the decision.  Our Compensation and Human Capital Committee has elected to grant equity-based awards shortly following our earnings releases so that the equity-based awards are granted (and valued) at a point in time when the most important information about our company then known to management and our board is likely to have been disseminated in the market.  The Compensation and Human Capital Committee may also grant equity awards at other times during the year due to special circumstances, including to new executive officers upon hire or promotion or a change in an executive officer’s role.  As a matter of good corporate governance, we do not grant equity awards in anticipation of the release of material nonpublic information and, in any event, we do not time the release of material nonpublic information in coordination with grants of equity awards in a manner that intentionally benefits our NEOs or directors. The Compensation and Human Capital Committee did not take material nonpublic information into account when determining the timing and terms of equity awards in fiscal year 2026.

The peer group for performance share awards granted in fiscal year 2026 is set forth in the table below.

Abbott Laboratories	Globus Medical, Inc.	Orthofix Medical Inc.
Accuray Incorporated	IDEXX Laboratories, Inc.	Penumbra, Inc.
Alphatec Holdings, Inc.	InMode Ltd.	PROCEPT BioRobotics Corporation
Artivion, Inc.	Inogen, Inc.	QuidelOrtho Corporation
AtriCure, Inc.	Inspire Medical Systems, Inc.	ResMed Inc.
Axogen, Inc.	Insulet Corporation	SI-BONE, Inc.
Baxter International Inc.	Integer Holdings Corporation	STERIS plc
Becton, Dickinson and Company	Integra LifeSciences Holdings Corporation	Stryker Corporation
Boston Scientific Corporation	Intuitive Surgical, Inc.	Tactile Systems Technology, Inc.
CONMED Corporation	iRhythm Technologies, Inc.	Tandem Diabetes Care, Inc.
DexCom, Inc.	Kewaunee Scientific Corporation	Teleflex Incorporated
Edwards Lifesciences Corporation	LeMaitre Vascular, Inc.	TransMedics Group, Inc.
Enovis Corporation	LivaNova PLC	Treace Medical Concepts, Inc.
Envista Holdings Corporation	Medtronic plc	Varex Imaging Corporation
GE HealthCare Technologies Inc.	NovoCure Limited	Zimmer Biomet Holdings, Inc.
Glaukos Corporation	Omnicell, Inc.

Except as described below under "Potential Payments Upon Termination or Change in Control," in the event of the named executive officer’s termination of employment, all of his or her unvested options, restricted stock units and performance share awards are generally forfeited in accordance with the provisions of the 2004 Plan, the 2020 Plan and the applicable grant agreement.

Index
For our fiscal year ended May 31, 2026, based upon the closing price for our common stock as of July 16, 2025, the Compensation and Human Capital Committee granted the following restricted stock units for our named executive officers, which vest ratably over four years:

Executive Officer	Number of Restricted Stock Units	Grant Date Fair Value
James C. Clemmer	206,253	$1,773,776
Stephen A. Trowbridge	86,997	$748,174
Lawrence T. Weiss	30,900	$265,740
Laura Piccinini	32,423	$278,838
Warren G. Nighan	29,349	$252,401

For our fiscal year ended May 31, 2026, the Compensation and Human Capital Committee granted the following performance share awards for our named executive officers with a target number of performance shares as follows:
Executive Officer	Target Number of Performance Shares	Grant Date Fair Value at Target
James C. Clemmer	206,253	$1,916,090
Stephen A. Trowbridge	86,997	$808,202
Lawrence T. Weiss	30,900	$287,061
Laura Piccinini	32,423	$301,209
Warren G. Nighan	29,349	$272,652

Equity grants made to our named executive officers in fiscal year 2026 are set forth below in the table titled “Grants of Plan-Based Awards for Fiscal Year 2026.”

Vesting of Fiscal 2024 Performance Share Awards

The Fiscal 2024 Performance Share Awards had a three year performance period from June 1, 2023 through May 31, 2026.  These grants were structured with performance targets linked to cumulative revenue over a three year performance period.  Performance against these financial targets was then modified by relative TSR achievement over the performance period against a pre-determined comparator group. As noted above, the TSR modifier can adjust the aggregate number of shares eligible to vest at the end of the performance period up or down by a maximum of 20% at the 75th and 25th percentile.

The Company achieved revenue of $883.6 million, which resulted in 94.7% achievement and corresponded to a payout percentage of 23%.  The Company achieved a relative TSR ranking versus the applicable peer group of the 89th percentile which resulted in a 20% increase of the ultimate payout percentage.  As a result, 28.4% of Mr. Clemmer's, Mr. Trowbridge's, Ms. Piccinini's and Mr. Nighan's fiscal 2024 grant of performance share awards were earned.

Index
Executive Officer	Threshold (#) (1)	Target (#) (1)	Maximum (#) (1)	Actual (#)
James C. Clemmer	—	184,361	368,722	52,358
Stephen A. Trowbridge	—	57,381	114,762	16,296
Lawrence T. Weiss(2)	—	—	—	—
Laura Piccinini	—	28,336	56,672	8,047
Warren G. Nighan	—	20,052	40,104	5,694

(1) Excluding TSR modifier.
(2) Mr. Weiss was hired in December 2024 and did not receive performance share awards in 2024.

Other Compensation Considerations

CEO Employment Agreement

On April 1, 2016, AngioDynamics entered into an employment agreement with James C. Clemmer, appointing Mr. Clemmer as President and Chief Executive Officer of the Company, effective April 4, 2016. Pursuant to that employment agreement, Mr. Clemmer, serves as the Company’s President and CEO for successive one-year terms unless either party notifies the other in writing not later than March 1 immediately prior to the anniversary of the employment agreement effective date. Mr. Clemmer’s employment agreement provides him with an annual base salary ($834,700 in fiscal year 2026) and eligibility for an annual bonus with a target level of 100% of his base salary, payable based upon our achievement of pre-determined financial metrics as discussed in further detail above.  In addition, pursuant to the agreement, Mr. Clemmer is eligible to receive (i) an executive car allowance of $1,500 per month (less applicable taxes) and (ii) reimbursement for reasonable business expenses incurred during the period of employment subject to the Company’s expense reimbursement policies.  Mr. Clemmer is eligible to participate in the benefit and perquisite plans and programs generally available to senior executives of the Company, including health insurance, life and disability insurance, the Employee Stock Purchase Plan, 401(k) plan and flexible spending plan.  The employment agreement also provides Mr. Clemmer with severance benefits in certain circumstances, as more fully described below.

Stock Ownership Guidelines

To further align the interests of management and shareholders, we maintain stock ownership guidelines for our senior executive officers, including our named executive officers. Our CEO is required to hold a number of shares with a value equal to three times his or her base salary, while our EVP and CFO and each of our SVPs are required to hold a number of shares with a value equal to one times his or her base salary. A senior executive who holds a number of shares less than the applicable ownership level must hold 100% of all Net Shares (as defined below) granted by the Company until the ownership level is met.  "Net Shares" are all shares received pursuant to all Company equity awards excluding shares sold to cover (i) the exercise price of options and/or (ii) taxes. The Compensation and Human Capital Committee is mindful that each individual’s personal circumstances will affect progress toward the targeted levels of stock ownership. Senior executives who are unable to achieve or maintain the targeted level of ownership may consult with the Compensation and Human Capital Committee with respect to a hardship exemption. Each of our named executive officers is currently in compliance with the applicable holding requirements.

Hedging and Pledging Policy

Our Insider Trading Policy prohibits directors and employees, including named executive officers, from engaging in hedging or monetization transactions, such as zero-cost collars and forward sale contracts, and from engaging in borrowing against AngioDynamics’ securities held in a margin account, or pledging AngioDynamics’ securities as collateral for a loan.

Index
Clawback Policy

If any award (including an annual cash incentive award as well as a long-term equity-based incentive award) was granted to an AngioDynamics’ executive and the Compensation and Human Capital Committee (or the Board of Directors) later determines that the financial results of the Company used to determine the amount of that award, or any payment under that award, whether to the executive or to the executive’s beneficiary, are materially restated and that such executive engaged in fraud or intentional misconduct with respect to the inputs to, or determination of, such financial results, the Company will seek repayment or recovery of the award, as the Board of Directors in its sole discretion determines is reasonable and appropriate, notwithstanding any contrary provision of any incentive plan. In addition, the Compensation and Human Capital Committee or the Board of Directors may provide that any executive and/or any award, including any shares subject to or issued under an award, is subject to any other recovery, recoupment, clawback and/or other forfeiture policy maintained by the Company from time to time.

In addition, the Company has adopted an Executive Compensation Recoupment Policy that provides that the Company will recover reasonably promptly the amount of erroneously awarded incentive based compensation to an executive officer in the event that the Company is required to prepare an accounting restatement due to the material non-compliance of the Company with any financial reporting requirement under the United States Securities Laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.

Finally, the Company’s 2004 Plan, as amended, and the 2020 Plan each includes clawback provisions that provide that any award (including annual cash incentive awards as well as long-term equity-based incentive awards) granted to an executive are subject to repayment if the Compensation and Human Capital Committee or the Board of Directors later determines that the financial results of the Company upon which such awards were based are materially restated and such executive engaged in fraud or intentional misconduct in connection with such financial results.

Perquisites

All executives of AngioDynamics are entitled to an automobile allowance of $1,200 per month ($1,500 in the case of our CEO) and we will cover the employee's expenses for mileage or gas for company related business.

Deferred Compensation Program

We do not sponsor or maintain any non-qualified deferred compensation programs for the benefit of any of our named executive officers.

Severance and Change in Control Arrangements

As described more fully below under the heading entitled “Potential Payments Upon Termination or Change in Control,” we maintain various arrangements with our named executive officers under which they may be eligible for severance payments and benefits, including change in control benefits.  Given our relative size in our industry and the continued trend toward consolidation in our industry, we believe that we need strong, market competitive change in control benefits to attract and retain key executives. We believe this to be particularly important during and beyond an acquisition to ensure the ongoing success of our business and to maximize value for our shareholders.  Each of our change in control agreements contains a “double trigger” whereby there must be both a change in control and a qualifying termination of employment before payment of such benefits thereunder to the executive.  We believe that these agreements encourage retention by providing an incentive for the executive to remain with us until the completion of a pending change in control and by providing security to the executive, either in the form of continued employment or severance benefits, following a change in control.

Index
Compensation Policies and Practices Relating to Risk Management

Each year, the Compensation and Human Capital Committee reviews our compensation programs applicable to all employees and reviews and approves the compensation program applicable to executives, including the named executive officers. Based on the Compensation and Human Capital Committee’s review of the terms and elements of these programs, as well as our practices and policies, the Compensation and Human Capital Committee determined that the Company’s compensation policies and practices are appropriately designed to provide incentives for our employees without creating an inappropriate risk of excessive risk taking.  Among other factors, the Compensation and Human Capital Committee’s compensation philosophy generally discourages excessive risk taking by, among other things:

•	targeting base salary at or near a reasonable range around the 50th percentile of comparable companies, providing meaningful compensation at a competitive and market-appropriate level;
•	designing total compensation programs to include a meaningful amount of long-term incentive compensation;
•	balancing the composition of the Company’s long-term incentive program to include time based restricted stock units and stock options to go along with performance shares;
•	capping the total payout of short-term cash incentive opportunities, as well as the maximum number of shares that can be earned under the performance-based component of LTI;
•	adopting a code of ethics and business conduct applicable to all employees and directors; and
•	maintaining incentive plans that, in aggregate, assess performance multi-dimensionally, including top line, bottom line, TSR and qualitative measures.

In addition, the Company’s 2004 Plan, as amended, and the 2020 Plan each includes clawback provisions that provide that any award (including annual cash incentive awards as well as long-term equity-based incentive awards) granted to an executive are subject to repayment if the Compensation and Human Capital Committee or the Board of Directors later determines that the financial results of the Company upon which such awards were based are materially restated and such executive engaged in fraud or intentional misconduct in connection with such financial results.  See Clawback Policy set forth in this Compensation Discussion and Analysis.

Based on the Compensation and Human Capital Committee’s review, the Company has concluded that the risks arising from its compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on the Company.

Compensation and Human Capital Committee Report on Executive Compensation

The Compensation and Human Capital Committee of the Board of Directors evaluates and makes recommendations to the Board of Directors regarding the compensation of the CEO and approves the compensation of our other named executive officers. The Compensation and Human Capital Committee also administers all executive compensation programs, incentive compensation plans and equity-based plans and all other compensation and benefit programs currently in place. We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement for filing with the SEC.

Index
Eileen O. Auen (Chair)
Lorinda Burgess
Karen A. Licitra
Michael E. Tarnoff

Index
Summary Compensation Table for Fiscal Year 2026

The following table sets forth information concerning the compensation for services, in all capacities for our fiscal year ended May 31, 2026 of our named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($)(4)	Total ($)
James C. Clemmer	2026	828,171	—	3,689,866	—	1,502,491	—	39,617	6,060,145
President, CEO	2025	803,027	—	2,628,871	808,207	1,215,608	—	38,572	5,494,285
	2024	783,000	—	2,579,215	820,002	783,000	—	40,754	5,005,971
Stephen A. Trowbridge	2026	471,305	—	1,556,376	—	598,538	—	35,751	2,661,970
EVP, CFO	2025	455,847	—	934,085	287,497	449,664	—	34,704	2,161,797
	2024	441,334	—	802,765	255,219	286,867	—	36,069	1,822,254
Lawrence T. Weiss	2026	439,427	—	552,801	—	478,332	—	23,769	1,494,329
SVP, Chief Legal Officer & Corporate Secretary(6)	2025	206,731	—	376,257	386,656	193,500	—	6,923	1,170,067
Laura Piccinini (5)	2026	470,563	—	580,047	—	500,422	—	57,655	1,608,687
SVP & GM, Cardiovascular and International	2025	410,056	—	414,834	112,291	371,758	—	60,487	1,369,426
	2024	401,282	—	396,421	126,032	240,769	—	64,876	1,229,380
Warren Nighan	2026	416,304	—	525,054	—	454,313	—	35,811	1,431,482
SVP & GM, Global Supply Chain, Quality and Regulatory Affairs	2025	401,309	—	337,186	88,391	303,361	—	34,899	1,165,146
	2024	392,700	—	280,527	89,188	196,350	—	36,317	995,082

(1)
Stock Awards:  The stock awards column represents aggregate grant date fair value of restricted stock unit awards and performance share awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. Accordingly, the grant date fair value of restricted stock units was determined by multiplying the number of restricted stock units by the closing stock price on the date of grant, while the grant date fair value of performance share awards was determined using a Monte Carlo simulation.  The assumptions used in the valuation of stock-based awards are discussed in Note 13 to our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.  The table below shows the grant date fair value of the performance share awards included in the stock awards column for each year, and the maximum grant date value assuming that the highest level of performance conditions was achieved:

Index
	Performance Shares
Name	Grant Date	Grant Date Fair Value	Maximum Grant Date Value (a)
James C. Clemmer	7/16/2025	$1,916,090	$3,832,180
	7/17/2024	$1,817,624	$3,635,248
	7/19/2023	$1,756,960	$3,513,920
Stephen A. Trowbridge	7/16/2025	$808,202	$1,616,404
	7/17/2024	$645,832	$1,291,664
	7/19/2023	$546,841	$1,093,682
Lawrence Weiss	7/16/2025	$287,061	$574,122
Laura Piccinini	7/16/2025	$301,210	$602,420
	7/17/2024	$252,248	$504,496
	7/19/2023	$270,042	$540,084
Warren G. Nighan	7/16/2025	$272,652	$545,304
	7/17/2024	$198,562	$397,124
	7/19/2023	$191,096	$382,192
(a) Excludes TSR modifier.  For maximum grant date value with the TSR modifier see Grants of Plan-Based Awards for Fiscal Year 2026.

(2)
Option Awards:  The option awards column represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation.  The fair value of each stock option award is estimated on the grant date using the Black-Scholes option valuation model.  The assumptions used in the valuation of stock-based awards are discussed in Note 13 to our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

(3)
For each of the Named Executive Officers, the amounts reported in Non-Equity Incentive Plan Compensation include the payments under our fiscal year 2026 annual cash incentive program, as described above under “Annual Cash Incentives.”

(4)
For each of the Named Executive Officers, the amounts reported in All Other Compensation include amounts we contributed as matching contributions under the 401(k) Plan, car allowance, payments for leased vehicles and housing allowance in connection with commencement of employment and are provided in the table below:

Index
Name	Fiscal Year	401(k) Match ($)	Car Allowance ($)	Housing Allowance ($)	Total All Other Compensation ($)
James C. Clemmer	2026	21,617	18,000	—	39,617
	2025	20,571	18,000	—	38,571
	2024	22,062	18,692	—	40,754
Stephen A. Trowbridge	2026	21,351	14,400	—	35,751
	2025	20,304	14,400	—	34,704
	2024	21,115	14,954	—	36,069
Lawrence T. Weiss	2026	9,369	14,400	—	23,769
	2025	—	6,923	—	6,923
Laura Piccinini	2026	22,658	—	34,997	57,655
	2025	21,846	6,194	32,446	60,486
	2024	21,784	10,625	32,466	64,875
Warren G. Nighan	2026	21,410	14,400	—	35,810
	2025	20,499	14,400	—	34,899
	2024	21,363	14,954	—	36,317

(5)	Ms. Piccinini is paid in Euros, which was converted to U.S. Dollars using a period average exchange rate for fiscal years 2026 and 2025 of 1.17 Euro per Dollar and 1.08 Euro per Dollar, respectively.
(6)	Mr. Weiss' salary, non-equity incentive plan compensation and all other compensation was prorated during the fiscal year ended May 31, 2025 due to a December 2024 hire date.

Index
Grants of Plan-Based Awards for Fiscal Year 2026

The following table provides information with respect to options to purchase shares of Common Stock, restricted stock units and performance awards granted to the named executive officers in fiscal year 2026.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Market Value of Stock and Option Awards ($)(5)
Name	Grant Date(2)	Threshold ($)(3)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
James C. Clemmer	—	33,389	834,717	1,669,434	—	—	—	—	—	—	—
	7/16/2025	—	—	—	33,000	206,253	495,007	—	—	—	1,916,090
	7/16/2025	—	—	—	—	—	—	206,253	—	—	1,773,776
Stephen A. Trowbridge	—	13,301	332,521	665,042	—	—	—	—	—	—	—
	7/16/2025	—	—	—	13,920	86,997	208,793	—	—	—	808,202
	7/16/2025	—	—	—	—	—	—	86,997	—	—	748,174
Lawrence T. Weiss	—	10,630	265,740	531,480	—	—	—	—	—	—	—
	7/16/2025	—	—	—	4,944	30,900	74,160	—	—	—	287,061
	7/16/2025	—	—	—	—	—	—	30,900	—	—	265,740
Laura Piccinini	—	11,120	278,012	556,024	—	—	—	—	—	—	—
	7/16/2025	—	—	—	5,188	32,423	77,815	—	—	—	301,210
	7/16/2025	—	—	—	—	—	—	32,423	—	—	278,838
Warren G. Nighan	—	10,096	252,396	504,792	—	—	—	—	—	—	—
	7/16/2025	—	—	—	4,696	29,349	70,438	—	—	—	272,652
	7/16/2025	—	—	—	—	—	—	29,349	—	—	252,401

(1)
The amounts shown under “Estimated Future Payouts under Non-Equity Incentive Plan Awards” represent the threshold, target, and maximum amounts payable under our fiscal year 2026 annual cash incentive program, as described above under “Annual Cash Incentives.”

(2)
Grant Date pertains to the grant date of fiscal year 2026 stock option, restricted stock unit, and performance share awards.  For a description of the vesting terms applicable to fiscal year 2026 equity awards, please refer to the above discussion under “Long-Term, Equity-Based Incentive Awards.”

(3)	Threshold represents the minimum amount earned if one of the financial metrics under the plan on which 20% of the bonus is based were achieved at the minimum level needed for any payment.
(4)	These options have a ten-year term.
(5)
Represents grant-date fair value based on FASB ASC 718 for fiscal year 2026 equity grants. The assumptions used in the valuation of stock-based awards are discussed in Note 13 to our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

Index
Outstanding Equity Awards at Fiscal 2026 Year-End

The following table summarizes the number of securities underlying outstanding equity awards for the named executive officers on May 31, 2026.

	Option Awards (1)					Stock Awards (2)
		Number of Securities Underlying Unexercised Options (#)					Shares or Units of Stock That Have Not Vested			Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Option Grant Date	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number (#)(3)	Market Value ($)	Grant Date	Number (#)(4)	Market or Payout Value ($)
James C. Clemmer	7/26/17	77,627	—	16.55	7/26/27	7/20/22	8,274	94,986	7/19/23	184,361	2,116,464
	7/18/18	55,651	—	20.93	7/18/28	7/19/23	46,091	529,125	7/17/24	211,622	2,429,421
	7/17/19	83,967	—	21.54	7/17/29	7/17/24	79,359	911,041	7/19/24	7,633	87,627
	7/14/20	160,237	—	9.92	7/14/30	7/19/24	2,863	32,867	7/16/25	206,253	2,367,784
	7/21/21	101,667	—	26.49	7/21/31	7/16/25	206,253	2,367,784	—	—	—
	7/20/22	58,148	19,382	21.53	7/20/32	—	—	—	—	—	—
	7/19/23	95,390	95,388	8.92	7/19/33	—	—	—	—	—	—
	7/17/24	51,924	155,769	7.40	7/17/34	—	—	—	—	—	—
	7/19/24	1,867	5,599	7.18	7/19/34	—	—	—	—	—	—
Stephen A. Trowbridge	7/26/17	13,018	—	16.55	7/26/27	7/20/22	1,991	22,857	7/19/23	57,381	658,734
	7/18/18	9,324	—	20.93	7/18/28	7/19/23	14,346	164,692	7/17/24	77,905	894,349
	7/18/18	5,708	—	20.93	7/18/28	7/17/24	29,215	335,388	7/16/25	86,997	998,726
	7/17/19	13,975	—	21.54	7/17/29	7/16/25	86,997	998,726	—	—	—
	2/3/20	18,204	—	13.74	2/3/30	—	—	—	—	—	—
	7/14/20	44,510	—	9.92	7/14/30	—	—	—	—	—	—
	7/21/21	20,128	—	26.49	7/21/31	—	—	—	—	—	—
	7/20/22	13,988	4,662	21.53	7/20/32	—	—	—	—	—	—
	7/19/23	29,690	29,688	8.92	7/19/33	—	—	—	—	—	—
	7/17/24	19,115	57,343	7.40	7/17/34	—	—	—	—	—	—
Lawrence T. Weiss	12/2/24	25,913	77,737	7.14	12/2/34	12/2/24	39,523	453,724	7/16/25	30,900	354,732
						7/16/25	30,900	354,732
Laura Piccinini	6/1/21	50,000	—	23.49	6/1/31	7/20/22	1,101	12,639	7/19/23	28,336	325,297
	7/21/21	8,019	—	26.49	7/21/31	7/19/23	7,084	81,324	7/17/24	30,428	349,313
	7/20/22	7,734	2,578	21.53	7/20/32	7/17/24	5,068	58,181	7/16/25	32,423	372,216
	7/19/23	14,662	14,660	8.92	7/19/33	7/17/24	11,411	130,998	—	—	—
	7/17/24	7,466	22,397	7.40	7/17/34	7/16/25	32,423	372,216	—	—	—
Warren G. Nighan	7/26/17	11,943	—	16.55	7/26/27	7/20/22	857	9,838	7/19/23	20,052	230,197
	7/18/18	8,562	—	20.93	7/18/28	7/19/23	5,014	57,561	7/17/24	23,952	274,969
	7/18/18	6,659	—	20.93	7/18/28	7/17/24	5,068	58,181	7/16/25	29,349	336,927
	7/17/19	10,790	—	21.54	7/17/29	7/17/24	8,982	103,113	—	—	—
	7/14/20	20,619	—	9.92	7/14/30	7/16/25	29,349	336,927	—	—	—
	7/21/21	10,256	—	26.49	7/21/31	—	—	—	—	—	—
	7/20/22	6,021	2,006	21.53	7/20/32	—	—	—	—	—	—
	7/19/23	10,376	10,374	8.92	7/19/33	—	—	—	—	—	—
	7/17/24	5,877	17,630	7.40	7/17/34	—	—	—	—	—	—

(1)	Stock options vest 25% on each of the first four anniversaries following the grant date.
(2)	The value of restricted stock units and performance share awards is determined using the closing price of our common stock on May 31, 2026 (the last trading day in fiscal year 2026) of $11.48.
(3)	Restricted stock units vest 25% on each of the first four anniversaries following the grant date.
(4)
The 2024, 2025 and 2026 performance share awards vest at the end of the third fiscal year following each respective grant, subject to (a) achievement of performance metrics, (b) continuous employment through the performance period, and (c) certification by the Compensation and Human Capital Committee (or the Board in the case of the CEO), which in the case of the 2024 performance share awards occurred in July 2026.  The performance share awards in this table reflect the target number of shares that were granted.

Index
Option Exercises and Stock Vested for Fiscal Year 2026

The following table summarizes the stock option exercises and shares vested by the named executive officers during our fiscal year ended May 31, 2026.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James C. Clemmer	—	—	68,080	595,744
Stephen A. Trowbridge	—	—	20,753	181,386
Lawrence Weiss	—	—	13,174	176,136
Laura Piccinini	—	—	13,373	119,232
Warren G. Nighan	—	—	8,990	78,640

Potential Payments upon Termination or Change in Control

The Company maintains the following arrangements under which it provides compensation or benefits to our named executive officers by reason of a termination of employment or change in control.

CEO Employment Agreement

    Under our employment agreement with Mr. Clemmer, if (A) his employment is terminated by the Company other than (1) in connection with a change in control of the Company (as defined in his change in control agreement described below) or (2) as a result of Mr. Clemmer’s (a) death, (b) disability, or (c) “Cause” (as defined in the employment agreement), or (B) if Mr. Clemmer’s employment is terminated by Mr. Clemmer for “Good Reason” (as defined in the employment agreement), then, subject to Mr. Clemmer’s execution of an effective release of claims in favor of the Company and continued compliance with certain restrictive covenants, including certain noncompete obligations, the Company will pay Mr. Clemmer his base salary for a 12-month severance period plus a prorated annual bonus for the fiscal year in which the termination occurs, with the amount of such prorated bonus to be determined by reference to the average of all annual bonuses (including any deferred bonuses) awarded to Mr. Clemmer during the 36 months immediately preceding the termination. The Company also would pay Mr. Clemmer’s COBRA/insurance premium for 12 months (or, if earlier, until Mr. Clemmer secures new full-time employment), and he would be entitled to continued vesting of his then outstanding equity awards for the 12-month period following his termination.

Index
As previously disclosed, Mr. Clemmer has announced his intention to retire on the earlier of November 30, 2026 and appointment of a successor Chief Executive Officer.  In connection with Mr. Clemmer’s intention to retire, the Company and Mr. Clemmer entered into a Transition and Retirement Agreement (the “Retirement Agreement”), pursuant to which Mr. Clemmer will continue to serve as President and Chief Executive Officer of the Company until the earlier to occur of (i) the appointment of a successor in the role of Chief Executive Officer of the Company and (ii) November 30, 2026 (the “Planned Retirement Date”); provided, that upon mutual agreement, the Company and Mr. Clemmer may elect to extend the Planned Retirement Date on a month-to-month basis until a successor is found (such ultimate date of retirement, the “Retirement Date”).  In the absence of a previously established retirement program, the Board of Directors of the Company entered into the Retirement Agreement to allow for the continued vesting of Mr. Clemmer’s previously issued and outstanding equity awards until the later of the termination of Mr. Clemmer’s service to the Company as a consultant or director on the Board (such later date, the “Separation of Service Date”) and certain other related terms.  Following the Separation of Service Date, stock options and service-based restricted stock units previously granted to Mr. Clemmer will immediately vest and each outstanding restricted stock unit granted to Mr. Clemmer that is subject to performance-based vesting conditions will remain outstanding and eligible to performance vest in accordance with its terms.

Executive Severance Policy

Our named executive officers may be eligible for severance payments and benefits under our AngioDynamics Senior Executive Severance Pay Guidelines.

A senior executive may be eligible to receive severance benefits in the following situations:

•	The elimination of the executive’s job or position;
•	The relocation of the executive’s job or position to a location in excess of 60 miles from the current location of employment; or
•	Divestment of the executive’s business or business unit, unless the acquiring/successor entity offers continuing employment that does not involve a major relocation, as described above.

A senior executive would generally not be eligible for severance benefits in the following situations:

•	Terminations for performance reasons, including, violating work rules;
•	Voluntary resignations;
•
In the event of an asset or stock sale, where the executive continues employment with a successor in interest to AngioDynamics or any of either its or AngioDynamics’ subsidiaries, affiliates or joint ventures; or

•	A transfer or reassignment of the executive to another location, division, subsidiary, affiliate or joint venture that does not result in a major relocation as described above.

EVPs and SVPs who report directly to the CEO are entitled to an aggregate severance benefit equal to 12 months of base salary and continuation of health benefits for 12 months.

In general, the CEO is eligible for a severance benefit equal to 18 months of base salary, unless a different severance benefit is set forth in an effective agreement as noted for Mr. Clemmer above.

 Payments are generally made in accordance with the Company’s regular salary payment practices, subject to modification in connection with Section 409A of the Internal Revenue Code, unless a different method is set forth in an effective agreement.

Index
Additional benefits, such as outplacement assistance and/or an agreement not to contest eligibility for unemployment compensation, may also be offered in a separation agreement.

Change-in-Control Agreements

On January 29, 2021, we entered into amended and restated change in control severance agreements with certain executive officers, including each of the named executive officers then employed by the Company.  As amended and restated, each agreement has a current term that expires on December 31 of each year, and will automatically renew each year immediately following January 1 for an additional one year term (unless the Company has given notice not more than sixty days prior to such January 1 that the term will not be extended); provided however, that if a change in control occurs the term will expire no earlier than 24 calendar months after the calendar month in which such change in control occurs. A change in control is defined in each agreement generally as any of the following: (i) a person is or becomes a beneficial owner of more than 50% of our voting securities, (ii) subject to certain exceptions, the composition of a majority of our Board changes, (iii) we consummate a merger or consolidation (other than a transaction following which the Company’s voting securities continue to represent (by remaining outstanding or by conversion) at least 60% of the combined voting power of the Company or its successor, or a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person becomes a beneficial owner of more than 50% of our voting securities), or (iv) our shareholders approve a plan of liquidation or sale of all or substantially all of our assets (other than a sale by the Company to an entity at least 60% of the combined voting power of which is owned by shareholders of the Company in substantially the same proportions as their ownership of the Company).

Each agreement provides, among other things, that if a change in control occurs during the term of the agreement, and the executive’s employment is terminated (including in certain circumstances not more than three months before the change in control) either by us or by the executive, other than (a) by us for “Cause” (as defined in the agreement), (b) by reason of death or disability, or (c) by the executive without “Good Reason” (as defined in the agreement), such executive will receive the following severance benefits: (A) a cash lump-sum payment equal to 1.5 times (2 times for the CEO) the sum of his or her annual base salary and cash bonus target (determined at the time of the termination or, if greater and as applicable, immediately preceding the event giving rise to Good Reason), (B) any unpaid annual bonus amounts for the prior year, (C) a prorated annual bonus amount for the year of termination (based on the highest of the average bonuses awarded to the executive for (x) the 36 months preceding the termination, (y) the Company’s three fiscal years preceding the termination, and (z) the 36 months preceding the change in control, in each case disregarding any years in which the executive was not employed by the Company and annualizing bonuses for any partial year of employment), (D) earned but unused vacation time, (E) provided the executive timely elects COBRA continuation coverage, continuation of  participation in the Company’s group medical, dental, vision, and prescription drug coverage at no cost to the executive and the executive’s dependents for a period of 18 months (24 months for the CEO) and (F) full vesting of any stock options, restricted stock, performance shares or other equity-based award granted to the executive officer upon or following entry into the agreements but prior to the applicable change in control (with any applicable performance conditions deemed satisfied at the “target” level). Each agreement also provides that in the event that the severance and other benefits provided for in the agreement or otherwise payable to the executive would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the benefits under the agreement will be either (i) delivered in full, or (ii) delivered to a lesser extent which would result in no portion of the benefits being subject to such excise tax, whichever is more beneficial to the executive.

All such payments and benefits are subject to the executive officer's execution of both a release of claims and a restrictive covenant agreement in favor of the Company (including certain noncompete obligations) and generally shall be made or commence within 30 days after the release becomes irrevocable, subject to delay if required by Section 409A of the Internal Revenue Code.

Index
Retention Agreements

In connection with Mr. Clemmer’s retirement and transition, on January 30, 2026, the Board approved customary retention agreements (the “Retention Agreements”) with the Company’s executive leadership team, including all named executive officers (other than Mr. Clemmer). Under the Retention Agreements, each recipient that remains employed by the Company on the earlier of (i) 6 months from the date on which a successor Chief Executive Officer commences his or her employment with the Company and (ii) June 1, 2027, is entitled to a cash retention award of a portion of the individual’s base salary. In addition, each recipient shall be entitled to receive their retention award if their position is eliminated by the Company without “cause”.

Under the Retention Agreements, Stephen A. Trowbridge, Executive Vice President and Chief Financial Officer; Laura Piccinini, Senior Vice President and General Manager, Cardiovascular and International; and Warren G. Nighan, Senior Vice President, Global Supply Chain, Quality and Regulatory Affairs and Chad T. Campbell, Senior Vice President and General Manager, Oncology and Interventional Devices will be entitled to a cash retention award equal to 150% of the individual’s base salary, and each other member of the executive leadership team will be eligible to receive a cash retention award equal to 50% of the individual’s base salary.

Equity Acceleration under the 2020 Plan

Unless otherwise provided in a written agreement with a participant in the 2020 Plan, if such participant’s employment is terminated by us without “cause,” or if such participant resigns for “good reason,” in each case within 3 months preceding, or at any time following, a “change in control,” that participant’s outstanding equity awards will be subject to accelerated vesting upon such termination (with any applicable performance conditions deemed satisfied at the “target” level). However, if the committee determines that an award under the 2020 Plan has not been assumed or continued by the successor in a “change in control” transaction, then such award will vest upon such “change in control” (with any applicable performance conditions deemed satisfied at the “target” level).  Outside the change in control context, awards held by executives under the 2020 Plan are generally forfeited or expire upon a termination of employment, except that (i) upon a termination for death, disability or retirement before the end of the performance period, performance shares remain subject to actual performance over the duration of the performance period and then vest on a prorated basis based on the number of months (rounded to the nearest whole month) elapsed in the performance period before the death, disability or retirement, (ii) upon a termination for death or disability, restricted stock units vest on a prorated basis based on the number of full and partial months (rounded to the nearest half month) elapsed in the performance period before the death or disability and (iii) options fully vest upon, and remain exercisable for one year following, a termination for death or disability (but not beyond their original expiration date); if the termination is not for death or disability, any already vested options remain exercisable for three months thereafter, unless the termination is for “cause,” in which case the option terminates in full immediately regardless of whether previously vested to any extent.

Index
Estimates of Potential Payments Upon Termination or Change in Control

The following table estimates the potential payments to Messrs. Clemmer, Trowbridge, Weiss, Nighan and Ms. Piccinini under existing agreements, plans or other arrangements, for various scenarios involving a change in control or termination of employment as described above under “Potential Payments Upon Termination or Change in Control,” in each case assuming the change in control and termination date was May 31, 2026, and where applicable, using the closing market price of our common stock of $11.48 per share on May 31, 2026 (the last trading day in fiscal year 2026 as reported on the Nasdaq).

Name	Severance Amount	Prorated Bonus	Accelerated Vesting of Stock Options (1)	Restricted Stock Unit and Performance Share Vesting (2)	Other (3)	Total (4)
James C. Clemmer
Termination without Cause	$1,669,434	$729,536	$—	$—	$11,448	$2,410,418
Death	$—	$—	$903,807	$5,586,534	$—	$6,490,341
Disability	$—	$—	$903,807	$5,586,534	$—	$6,490,341
Retirement	$—	$—	$—	$4,194,796	$—	$4,194,796
Change in Control (No Termination)	$—	$—	$903,807	$7,001,296	$—	$7,905,103
Change in Control + Qualified Termination	$3,338,868	$1,167,033	$903,807	$10,937,099	$22,896	$16,369,703
Stephen A. Trowbridge
Termination without Cause	$475,030	$—	$—	$—	$769,106	$1,244,136
Death	$—	$—	$309,961	$1,946,457	$—	$2,256,418
Disability	$—	$—	$309,961	$1,946,457	$—	$2,256,418
Retirement	$—	$—	$—	$1,446,108	$—	$1,446,108
Change in Control (No Termination)	$—	$—	$309,961	$2,551,809	$—	$2,861,770
Change in Control + Qualified Termination	$1,211,327	$445,023	$309,961	$4,073,471	$786,699	$6,826,480
Lawrence T. Weiss
Termination without Cause	$442,900	$—	$—	$—	$238,986	$681,886
Death	$—	$—	$337,379	$333,133	$—	$670,512
Disability	$—	$—	$337,379	$333,133	$—	$670,512
Retirement	$—	$—	$—	$98,537	$—	$98,537
Change in Control (No Termination)	$—	$—	$337,379	$354,732	$—	$692,111
Change in Control + Qualified Termination	$1,062,960	$335,916	$337,379	$1,163,188	$240,003	$3,139,446
Laura Piccinini
Termination without Cause	$463,353	$—	$—	$—	$718,158	$1,181,511
Death	$—	$—	$128,909	$858,057	$—	$986,966
Disability	$—	$—	$128,909	$858,057	$—	$986,966
Retirement	$—	$—	$—	$624,088	$—	$624,088
Change in Control (No Termination)	$—	$—	$128,909	$1,046,827	$—	$1,175,736
Change in Control + Qualified Termination	$1,112,048	$451,430	$128,909	$1,702,186	$719,297	$4,113,870
Warren G. Nighan
Termination without Cause	$420,660	$—	$—	$—	$696,457	$1,117,117
Death	$—	$—	$98,488	$673,356	$—	$771,844
Disability	$—	$—	$98,488	$673,356	$—	$771,844
Retirement	$—	$—	$—	$479,036	$—	$479,036
Change in Control (No Termination)	$—	$—	$98,488	$842,092	$—	$940,580
Change in Control + Qualified Termination	$1,009,584	$318,008	$98,488	$1,407,712	$719,726	$3,553,518

Index
(1)
Amounts in the “Accelerated Vesting of Stock Options” column represent the value of the number of each named executive officer’s in-the-money stock option awards that would have been eligible for accelerated vesting upon a termination and/or change in control occurring on May 31, 2026, calculated by multiplying the number of shares underlying such in-the-money unvested stock options held by each named executive officer by the difference between that option’s exercise price and $11.48 (the closing price of our common stock on the last trading day of the fiscal year, May 31, 2026, as reported on Nasdaq).  See the discussion above under “Potential Payments Upon Termination or Change in Control” for a description of the applicable vesting provisions.

(2)
Amounts in the “Restricted Stock Unit and Performance Share Vesting” column represent the value of the number of each named executive officer’s restricted stock units and performance share awards that would have been eligible for accelerated vesting upon a termination and/or change in control occurring on May 31, 2026, calculated by multiplying the number of such restricted stock units and target number of performance share awards by $11.48 (the closing price of our common stock on May 31, 2026, as reported on Nasdaq), with proration in the applicable circumstances.  See the discussion above under “Potential Payments Upon Termination or Change in Control" for a description of the applicable vesting provisions.

(3)
Represents (i) the estimated future cost of providing continuing Company-paid coverage under the Company's group health insurance plans for 12 months upon an involuntary termination or, if in connection with a Change in Control, for 18 months (24 months in the case of the CEO) and (ii) the payment of the retention award under the Retention Agreement on a termination without cause. The Retention Agreement does not provide for acceleration or payment on a Change in Control.

(4)
The totals shown here do not take into account the application of any “best-after-tax” cutback that may apply if an executive’s payments would otherwise be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.

Employees, including named executive officers, are not generally entitled to any benefits upon termination for cause. All unvested stock options, restricted stock units, and performance share awards, as well as all vested but unexercised stock options are forfeited as of the date of termination for cause.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and certain financial performance of the Company. For further information concerning the Company’s pay-for-performance philosophy and how the Company aligns executive compensation with the Company’s performance, see “Compensation Discussion and Analysis.” The amounts set forth below in the required table are calculated pursuant to SEC rules but do not represent amounts that have been actually earned or realized by our NEOs.

Fiscal Year	Summary Compensation Table Total for the CEO (1)	Compensation Actually Paid to the CEO (3)(4)	Average Summary Compensation Table Total for Non-CEO NEOs (2)	Average Compensation Actually Paid to the Non- CEO NEOs (3)(4)	Total Shareholder Return (5)	Peer Group Total Shareholder Return (5)	Net Income (loss) (in thousands) (6)	Revenue (in thousands) (7)
2026	$6,060,145	$13,687,672	$1,799,117	$7,350,570	$49.65	$56.54	$(36,742)	$(320,175)
2025	$5,494,284	$6,807,600	$1,466,609	$4,144,464	$44.12	$42.92	$(33,993)	$292,498
2024	$5,005,971	$971,112	$1,264,817	$656,573	$27.29	$42.92	$(184,350)	$303,914
2023	$3,983,690	$(2,114,483)	$914,244	$(45,199)	$40.92	$56.18	$(52,441)	$338,752
2022	$5,659,727	$4,953,581	$1,303,492	$1,233,726	$84.90	$58.92	$(26,547)	$316,219
2021	$4,045,913	$13,883,392	$1,029,527	$2,868,533	$226.44	$124.10	$(31,547)	$291,010

(1)	Mr. Clemmer was the CEO for each of the fiscal years presented.
(2)
Non-CEO NEOs for fiscal year 2026 and 2025 were Messrs. Trowbridge, Weiss, and Nighan and Ms. Piccinini.  Non-CEO NEOs for fiscal year 2024 were Messrs. Trowbridge, Nighan, and Campbell  and Ms. Piccinini.   Non-CEO NEOs for fiscal years 2023 and 2022 were Messrs. Trowbridge, Helsel, and Campbell  and Ms. Piccinini.  Non-CEO NEOs for fiscal year 2021 were Messrs. Trowbridge, Helsel, Campbell  and Nighan.

(3)	Subtractions from, and additions to, total compensation in the Summary Compensation Table ("SCT") by fiscal year to calculate Compensation Actually Paid ("CAP") are as follows:

Index
	2026		2025		2024		2023
	CEO	Average of Non-CEO NEOs	CEO	Average of Non-CEO NEOs	CEO	Average of Non-CEO NEOs	CEO	Average of Non-CEO NEOs
Total Compensation from SCT	$6,060,145	$1,799,117	$5,494,284	$1,466,609	$5,005,971	$1,264,817	$3,983,690	$914,244
Subtractions:
SCT Value of Stock and Option Awards	$(3,689,866)	$(803,570)	$(3,437,078)	$(734,299)	$(3,399,217)	$(592,487)	$(3,000,774)	$(454,289)
Adjustments:
Unvested value at year end of equity granted during the covered fiscal year	$6,479,094	$5,126,562	$3,736,553	$3,217,933	$817,462	$226,197	$658,535	$99,697
Change from prior year end in fair value of awards granted in any prior fiscal year that are outstanding and unvested at covered year end	$5,284,540	$1,231,890	$1,263,456	$243,529	$(313,264)	$(42,700)	$(3,867,465)	$(612,420)
Change as of the vesting date (from the end of the prior fiscal year) in fair value of awards granted in any prior fiscal years for which vesting conditions were satisfied at the end of or during the covered fiscal year	$(446,241)	$(3,430)	$(249,615)	$(49,308)	$(1,139,840)	$(199,254)	$111,531	$7,569
Compensation Actually Paid	$13,687,672	$7,350,570	$6,807,600	$4,144,464	$971,112	$656,573	$(2,114,483)	$(45,199)

Index
	2022		2021
	CEO	Average of Non-CEO NEOs	CEO	Average of Non-CEO NEOs
Total Compensation from SCT	$5,659,727	$1,303,492	$4,045,913	$1,029,527
Subtractions:
SCT Value of Stock and Option Awards	$(4,147,712)	$(687,958)	$(2,137,451)	$(357,244)
Adjustments:
Unvested value at year end of equity granted during the covered fiscal year	$3,289,559	$518,057	$9,414,998	$1,573,581
Change from prior year end in fair value of awards granted in any prior fiscal year that are outstanding and unvested at covered year end	$(1,051,502)	$(189,282)	$2,574,779	$561,569
Change as of the vesting date (from the end of the prior fiscal year) in fair value of awards granted in any prior fiscal years for which vesting conditions were satisfied at the end of or during the covered fiscal year	$1,203,509	$289,417	$(14,847)	$61,100
Compensation Actually Paid	$4,953,581	$1,233,726	$13,883,392	$2,868,533

(4)
The fair value of each equity award was re-measured on each vesting date and/or year end, as applicable, in accordance with Accounting Standards Codification (ASC) Topic 718.  The assumptions used in the valuation of each type of award are summarized below:

•	Restricted stock units: The fair value of restricted stock units was based on the Company's closing stock price on each measurement date.
•	Non-qualified stock options: The fair value of non-qualified stock options was determined using a Black-Scholes option pricing model.
•
Performance unit awards:  Performance unit awards are subject to vesting based on the Company's level of attainment of performance targets, as well as a TSR modifier at the end of each performance period that can adjust the aggregate number of shares eligible to vest at the end of the three-year performance period.  The fair value for performance unit awards was determined using a Monte Carlo simulation.

(5)
Total shareholder return (TSR) is determined based on the value of an initial fixed investment of $100 in common stock on May 31, 2020, assuming the reinvestment of the dividends.  The TSR peer group comprises the RDG SmallCap Medical Devices Index.

(6)	Reflects the dollar amount of net income reported in our audited financial statements for the applicable fiscal year.
(7)	GAAP Revenue equals Net Revenue, so no reconciliations are required for fiscal years 2026, 2025, 2024, 2023, 2022 or 2021. See our 2026 Annual Report on Form 10-K for the year ended May 31, 2026.

Index
Tabular List of Financial Performance Measures

In our assessment, the three most important financial performance measures used to link CAP (as calculated in accordance with the SEC rules) to our NEOs in fiscal year 2026 to the Company's performance were:

•	Relative TSR values versus the RDG SmallCap Medical Devices Index;
•	EBITDA and EPS; and
•	The Company Selected Measure is Revenue.

Pay Versus Performance:  Graphical Description

The charts below describe the relationship between compensation actually paid to our CEO and other NEOs (as calculated in accordance with the SEC rules) in fiscal year 2021, 2022, 2023, 2024, 2025 and 2026 and (1) TSR of both the Company and the Company's peer group, (2) our net income and (3) our revenue.

(1)	TSR represents the value of a $100 investment in common stock, assuming reinvestment of dividends, as measured at each fiscal year end.

Index

Index
CEO Pay Ratio

Information about the relationship of the annual total compensation of our median employee and the annual total compensation of our CEO, Mr. Clemmer, for the fiscal year ended May 31, 2026 is set forth below:

•	the annual total compensation of our median employee was $135,741; and
•	the annual total compensation of Mr. Clemmer as reported in the “Total” column of the Summary Compensation Table in this Proxy Statement was $6,060,145.

Based on this information, the ratio of Mr. Clemmer’s annual total compensation for the fiscal year ended May 31, 2026 to the annual total compensation of our median employee, as of such date, is approximately 45 to 1.  The Company believes this ratio is a reasonable estimate based on AngioDynamics’ specific employee demographics and compensation and was calculated in accordance with applicable rules of the SEC.  The pay ratio reported by other companies may not be comparable to the pay ratio reported by us, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their pay ratios.

To identify our median employee, we calculated the annual taxable compensation for all employees of the Company (other than the CEO) for the fiscal year ended May 31, 2026.  We believe that annual taxable compensation is a consistently applied compensation measure and appropriate for determining the median-paid employee.  We annualized the compensation of all employees (excluding employees in temporary or seasonal positions) who were hired during our fiscal year ended May 31, 2026 but did not work for AngioDynamics for the entire fiscal year and converted any compensation paid to our international employees into U.S. Dollars.

Director Compensation Table

The following table sets forth the fees, awards and other compensation paid to or earned by our non-employee directors for the fiscal year ended May 31, 2026:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Howard W. Donnelly	120,000	152,005	272,005
Wesley E. Johnson, Jr.	97,500	152,005	249,505
Eileen Auen	90,000	152,005	242,005
Jan Stern Reed	92,500	152,005	244,505
Karen Licitra	82,500	152,005	234,505
Michael Tarnoff	80,000	152,005	232,005
Lorinda Burgess	82,500	152,005	234,505

(1)
Represents grant-date fair value based on FASB ASC 718.  The assumption used in the valuation of such awards are discussed in Note 13 to our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the Fiscal Year ended May 31, 2026. As of May 31, 2026, each non-employee director did not have unvested restricted stock units.

Index
Director Compensation Program During the Fiscal Year Ended May 31, 2026

For fiscal year 2026, following consultation with Meridian, the Nominating, Compliance and Corporate Governance Committee’s independent compensation consultant, we generally maintained compensation at the same level as fiscal year 2022.  Directors (who are not our employees) received an annual retainer of $65,000. The Chair of the Board of Directors received an additional annual retainer of $55,000. The Chair of the Audit Committee received an additional annual retainer of $25,000, the Chair of the Compensation and Human Capital Committee received an additional annual retainer of $17,500, and the Chair of the Nominating, Compliance and Corporate Governance Committee received an additional annual retainer of $17,500. Members of the Audit Committee receive an additional annual retainer of $10,000, members of the Compensation and Human Capital Committee received an additional annual retainer of $7,500 and members of the Nominating, Compliance and Corporate Governance Committee received an additional retainer of $7,500.

Directors who are not our employees also received an annual equity grant, wholly comprising restricted stock units, vesting one year from the grant date, with a grant-date fair value approximately equal to $152,000.  On July 16, 2025, the Board of Directors approved granting restricted shares to our Non-Employee Directors with immediate vesting.

We also reimburse directors who are not our employees for reasonable travel and other related expenses incurred to attend Board and Committee meetings.

Directors who are our employees receive no additional compensation for their services as directors.

Stock Ownership Guidelines for Board of Directors

To further align the interests of our Board of Directors and shareholders, we maintain stock ownership guidelines for the Board of Directors. Under these guidelines, each member of our Board of Directors is required to hold shares equal in value to three times the director's base cash retainer. New members of the Board of Directors are allowed 36 months from the time they join the Board to acquire the required number of shares.  Each member of our Board of Directors is currently in compliance with the applicable holding requirement.

Index
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

OWNERSHIP OF SECURITIES

The following table sets forth the AngioDynamics common stock beneficially owned by each of our current directors, each of our named executive officers, all of our current directors and executive officers as a group and each person known by us to beneficially own more than 5% of our common stock as of September 18, 2026. Except as otherwise noted, each individual director or named executive officer had sole voting and investment power with respect to the AngioDynamics common stock. As of September 18, 2026, there were 42,054,450 shares of our common stock outstanding. As of September 18, 2026, no director or executive officer beneficially owned more than 1% of the shares of our outstanding common stock. As of September 18, 2026, AngioDynamics’ current directors and executive officers as a group beneficially owned 6.0% of the shares of common stock outstanding.

Index
Significant Shareholders
Name of Beneficial Owner	Number of Shares of Common Stock Owned as of September 18, 2026(a)		% of Outstanding Shares	Of Number of Shares Beneficially Owned, Number that May be Acquired Within 60 Days of September 18, 2026
5% Owners
BlackRock, Inc. 50 Hudson Yards New York, NY 10001	2,198,422	(b)	7.1%	—
Systematic Financial Management LP 300 Frank W. Burr Boulevard, 7th Floor Teaneck, NJ 07666	2,508,295	(c)	6.1%	—
Millennium Management LLC 399 Park Avenue New York, NY 10022	2,124,268	(d)	5.2%	—
Point72 Asset Management, L.P. 72 Cummings Point Road Stamford, CT 06902	3,181,829	(e)	7.7%	—
Kevin Kotler c/o Broadfin Holdings, LLC 200 Broadhollow Road, Suite 207 Melville, New York 11747	2,421,526	(f)	5.9%	—
Beneficial Ownership of Management
Non-Employee Directors
Eileen O. Auen	141,605		*	25,000
Lorinda A. Burgess	67,144			—
Howard W. Donnelly	178,938		*	—
Wesley E. Johnson, Jr.	149,450		*	—
Karen A. Licitra	102,340		*	—
Jan Stern Reed	141,921		*	25,000
Michael E. Tarnoff	95,265		*	—
Named Executive Officers
James C. Clemmer	1,310,206		*	807,344
Stephen A. Trowbridge	392,185		*	226,281
Lawrence T. Weiss	57,366		*	25,913
Laura Piccinini	131,468		*	105,255
Warren G. Nighan	131,809		*	104,173
All directors and executive officers as a group (12 persons)(g)	3,065,309		6.0%	1,423,202

*	Represents less than one percent of the number of shares outstanding at September 18, 2026.

Index
(a)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, although not outstanding, shares of common stock subject to options that are exercisable or will become exercisable within 60 days of September 18, 2026 and restricted stock units that will vest within 60 days of September 18, 2026 are deemed to be outstanding and to be beneficially owned by the person holding the securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(b)
Share ownership information based upon a Schedule 13G filed by BlackRock, Inc. on April 17, 2025.  According to the Schedule 13G, Blackrock, Inc. has sole voting power with respect to 2,868,268 shares and sole dispositive power with respect to 2,918,422 shares.

(c)
Share ownership information based upon a Schedule 13G filed by Systematic Financial Management on February 10, 2026.  According to the Schedule 13G, Systematic Financial Management LP has sole voting power with respect to 1,478,345 shares and sole dispositive power with respect to 2,508,295 shares.

(d)
Share ownership information based upon a Schedule 13G filed by Integrated Core Strategies (US) LLC on July 22, 2025, 2025.  According to the Schedule 13G, the securities disclosed therein as potentially beneficially owned by Millennium Management LLC, Millennium Group Management LLC and Mr. Englander are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The foregoing should not be construed in and of itself as an admission by Millennium Management LLC, Millennium Group Management LLC or Mr. Englander as to beneficial ownership of the securities held by such entities.

(e)	Share ownership information based upon a Schedule 13G/A filed by Point72 Asset Management, L.P. on May 15, 2026.
(f)	Share ownership information based upon a Schedule 13G filed by Kevin Kotler on February 9, 2026.
(g)	Includes all of the persons identified as non-employee directors and named executive officers.

Index
Equity Compensation Plan Information

The following table sets forth information, as of May 31, 2026, with respect to compensation plans under which our equity securities are authorized for issuance.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (4)
2004 Equity compensation plan approved by security holders	1,069,024	(1)	$15.62	—
2020 Equity compensation plan approved by security holders	4,843,386	(2)	$13.26	2,610,868

Total	5,912,410		$14.26	2,610,868

(1)	Includes (i) 1,069,024 stock options with a weighted-average exercise price of $15.62.
(2)	Includes (i) 1,435,596 stock options with a weighted-average exercise price of $13.26, (ii) 1,947,894 restricted stock units and (iii) 1,459,896 performance share units.
(3)
Because there is no exercise price associated with restricted stock units and performance share units, such equity awards are not included in the calculation of the weighted-average exercise price shown here.

(4)	Reflects the number of securities remaining available for future issuance under the AngioDynamics, Inc. 2020 Equity Incentive Plan.

Index
Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

There were no related party transactions pursuant to Item 404 of Regulation S-K during our fiscal year ended May 31, 2026.

Policy on Related Party Transactions

On July 27, 2007, the Board of Directors approved a Related Person Transaction Policy. The policy defines “Related Person Transaction” as certain transactions, arrangements or relationships in which the Company participates, the amount exceeds $50,000 and certain related persons have a material interest. Under the policy, any potential Related Person Transaction, including for example the purchase of goods or services, guarantees of indebtedness or employment, must be pre-approved by the Audit Committee unless circumstances make pre-approval impracticable. In the latter case, management is allowed to enter into the transaction, but the transaction remains subject to ratification by the Audit Committee at a subsequent Audit Committee meeting. In determining whether to approve or ratify a Related Person Transaction, the Audit Committee will take into account a number of factors, including the related person’s interest and approximate dollar amount of the transaction, as well as, whether the transaction occurred in the ordinary course of business or through a competitive bid process. On an annual basis, the Audit Committee will review and assess ongoing Related Person Transactions to determine whether the relationships remain appropriate.

Director Independence

The listing standards of Nasdaq require that a majority of a listed company’s directors qualify as independent.  Our Board of Directors has determined that seven of our eight directors - Mses. Auen, Burgess, Licitra and Reed, and Messrs. Donnelly, Johnson and Tarnoff - are independent under the Nasdaq listing standards.  Under the Nasdaq listing standards, an “independent director” is a director who is not an officer or employee of AngioDynamics or any subsidiary and who does not have any relationship that the Board of Directors believes would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board of Directors reviews the relationships that each director has with our Company, including relationships with the Company and any family member of each such director, on an annual basis and only those directors having no direct or indirect material relationship with our Company and who qualify as independent under the Nasdaq listing standards will be considered independent directors of AngioDynamics.

Index
Item 14.	Principal Accounting Fees and Services.

Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of our financial statements for the fiscal years ended May 31, 2026 and May 31, 2025, for inclusion in our Annual Reports on Form 10-K, reviews of quarterly financial statements, and fees incurred and paid in those periods for other services rendered by Deloitte & Touche LLP, in thousands:

	2026	2025
Audit Fees - Deloitte & Touche LLP	$1,382	$1,372
Audit-Related Fees – Deloitte & Touche LLP	0	0
Tax Fees - Deloitte & Touche LLP	43	48
All Other Fees - Deloitte & Touche LLP	2	2
	$1,427	$1,422

All fees shown in the table were related to services that were approved by the Audit Committee.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm.

In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to engagement of the independent registered public accounting firm for the next year’s audit, management submits a list of services and related fees expected to be rendered during that year within each of four categories of services to the Audit Committee for approval.

1.
Audit services include audit work performed on the financial statements and internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

2.
Audit-Related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions and special procedures required to meet certain regulatory requirements.

3.
Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax analysis, assisting with coordination of execution of tax related activities, primarily in the area of corporate tax planning, supporting other tax-related regulatory requirements and tax compliance and reporting.

4.	All Other Fees are those associated with services not captured in the other categories. We generally do not request such services from the independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves the independent registered public accounting firm services within each category. The fees are budgeted in the Company’s annual operating budget. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

Index
The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Index
Part IV

Item 15.	Exhibits, Financial Statement Schedules.

This Amendment to the Original Form 10-K is being filed solely to include the information required by Part III of Form 10-K.

Except as expressly set forth in this Amendment, the Company’s Original Form 10-K, filed with the SEC on July 14, 2026, remains unchanged and continues to speak as of the date of the original filing.  This Amendment does not modify or update the financial statements, exhibits, or any other disclosures contained in the Original Form 10-K.
 (b) Exhibits.

Index
EXHIBITS
		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Exhibit	Filing Date
2.2	Asset Purchase Agreement dated as of June 8, 2023 by and between AngioDynamics, Inc. and Merit Medical Systems, Inc.	8-K	2.1	June 14, 2023
3.1.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	October 7, 2005
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of AngioDynamics, Inc.	10-K	3.1.2	August 10, 2015
3.2	Second Amended and Restated By-Laws, effective October 16, 2015.	8-K	3.1	October 21, 2015
10.1	Credit Agreement, dated as of May 28, 2025, by and among AngioDynamics, Inc., RITA Medical Systems, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent, issuing bank and swingline lender.	8-K	10.1	May 28, 2025
10.1.2	Transition and Retirement Agreement, dated as of February 3, 2026, by and between AngioDynamics, Inc. and James C. Clemmer	8-K	10.1	February 3, 2026
10.1.3	AngioDynamics, Inc. 2004 Stock and Incentive Award Plan (as amended).	DEF 14A		August 30, 2018
10.1.6	AngioDynamics 2017 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1	September 29, 2017
10.1.7	AngioDynamics 2018 Total Shareholder Return Performance Unit Agreement Program.	10-K	10.1.7	July 23, 2018
10.1.8	AngioDynamics 2019 Total Shareholder Return Performance Unit Agreement Program.	10-Q	10.1.8	January 8, 2020
10.1.9	AngioDynamics, Inc. 2020 Stock and Incentive Award Plan (as amended)	DEF 14A		September 26, 2024
10.2	AngioDynamics, Inc. Employee Stock Purchase Plan (as amended).	DEF 14A		September 3, 2020
10.2.1	Form of AngioDynamics Retention Incentive Letter Agreement	8-K	10.2	February 3, 2026
10.3	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-Q	10.1	October 12, 2004
10.3.1	Form of Non-Statutory Stock Option Agreement pursuant to the AngioDynamics, Inc. Stock and Incentive Award Plan.	10-K	10.3.1	July 23, 2018
10.4.3	Form of 2016 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-Q	10.2	October 5, 2016
10.4.4	Form of 2017 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-Q	10.2	September 29, 2017
10.4.5	Form of 2018 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	10-K	10.4.5	July 23, 2018
10.4.6	Form of 2020 Performance Share Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan	10-Q	10.4.6	January 8, 2021
10.4.7	Form of Performance Share Award Agreement pursuant to the 2020 Stock and Incentive Award Plan	10-Q	10.1	September 30, 2021
10.5	Form of Restricted Stock Award Agreement pursuant to the AngioDynamics, Inc. 2004 Stock and Incentive Award Plan.	8-K	10.3	May 12, 2005
10.6	Rita Medical Systems, Inc. 1994 Incentive Stock Plan.	S-1	10.2	May 3, 2000
10.7	Horizon Medical Products, Inc. 1998 Stock Incentive Plan.	S-1	10.11	February 13, 1998
10.8	Rita Medical Systems, Inc. 2000 Stock Plan.	S-1/A	10.3	June 14, 2000
10.9	Rita Medical Systems, Inc. 2000 Directors’ Stock Plan, as amended on June 8, 2005.	S-8	99.2	July 8, 2005
10.10	Rita Medical Systems, Inc. 2005 Stock and Incentive Plan.	S-8	99.1	July 8, 2005

Index
10.11	Form of Indemnification Agreement of AngioDynamics, Inc.	8-K	10.1	May 12, 2006
10.11.1	Employment Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.1	April 6, 2016
10.12	Change in Control Agreement, dated April 1, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.2	April 6, 2016
10.12.2	Form of Severance Agreement of AngioDynamics, Inc.	10-K	10.12.2	August 10, 2020
10.13	Form of Change in Control Agreement.	10-K/A	10.13	January 12, 2015
10.14	Performance Share Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.3	April 6, 2016
10.15	AngioDynamics, Inc. Total Shareholder Return Performance Share Award Program - Performance Period Ending July 2019.	8-K	10.4	April 6, 2016
10.16	Stock Option Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.5	April 6, 2016
10.17	Restricted Stock Unit Award Agreement, with a grant date of April 4, 2016, between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.6	April 6, 2016
10.18	Separation Agreement and General Release, dated April 22, 2016, between AngioDynamics, Inc. and Joseph M. DeVivo.	8-K	10.1	April 27, 2016
10.19	Amended and Restated Change in Control Agreement, by and between AngioDynamics, Inc. and James C. Clemmer.	8-K	10.1	February 3, 2021
10.2	Form of Amended and Restated Change in Control Agreement with AngioDynamics, Inc.	8-K	10.2	February 3, 2021
10.21*	Settlement and License Agreement, dated March 31, 2024, by and among Becton, Dickinson and Company, C.R. Bard, Inc., Bard Peripheral Vascular, Inc. and AngioDynamics Inc.	10-K	10.21	July 25, 2024
14	Code of Conduct	10-K	14	July 14, 2026
19	Insider Trading Policy	10-K	19	July 18, 2025
21	Subsidiaries	10-K	21	July 14, 2026
23	Consent of Deloitte & Touche LLP, an independent registered public accounting firm.	10-K	23	July 14, 2026
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.1	July 14, 2026
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.2	July 14, 2026
31.3	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	July 14, 2026
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	July 14, 2026
97	Clawback Policy	10-K	97	July 18, 2025
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Documents
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Documents
101.PRE	XBRL Presentation Linkbase Documents

*Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGIODYNAMICS, INC.
Date:	September 28, 2026	By:	/S/ HOWARD W. DONNELLY
Howard W. Donnelly,
Chairman of the Board, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 28, 2026	/S/ HOWARD W. DONNELLY
Howard W. Donnelly,
Chairman of the Board, Director

Date:	September 28, 2026	/S/ JAMES C. CLEMMER
James C. Clemmer,
President, Chief Executive Officer (Principal Executive Officer)

Date:	September 28, 2026	/S/ STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge,
Executive Vice President, Chief Financial Officer,
(Principal Financial and Accounting Officer)

Date:	September 28, 2026	/S/ WESLEY E. JOHNSON, JR.
Wesley E. Johnson, Jr.,
Director

Date:	September 28, 2026	/S/ JAN S. REED
Jan S. Reed,
Director

Date:	September 28, 2026	/S/ EILEEN O. AUEN
Eileen O. Auen,
Director

Date:	September 28, 2026	/S/ KAREN A. LICITRA
Karen A. Licitra,
Director

Date:	September 28, 2026	/S/ MICHAEL E. TARNOFF
Michael E. Tarnoff,
Director

Date:	September 28, 2026	/S/ LORINDA A. BURGESS
Lorinda A. Burgess,
Director