Form 10-K/A
period 2026-05-31
ANGIODYNAMICS INC
filed 2026-09-29
CIK 1275187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

AngioDynamics, Inc. and Subsidiaries

Index
EXPLANATORY NOTE

AngioDynamics, Inc. (collectively, “AngioDynamics,” the “Company” “we,” “us,” or “our”) is filing this Amendment (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended May 31, 2026 solely to include inline XBRL tagging to certain information required by Part III of Form 10-K which was inadvertently incomplete at the time of the Company’s previous filing.

No changes have been made to the registrant’s Form 10-K. This Amendment does not amend, modify, or update any other information contained in the Company’s Form 10-K, and this Amendment does not reflect events occurring after that date or modify or update any disclosures therein.

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