Form 10-Q
period 2026-08-31
ANGIODYNAMICS INC
filed 2026-10-08
CIK 1275187

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 7, 2026
Common Stock, par value $.01	42,054,450

Table of Content
AngioDynamics, Inc. and Subsidiaries

Table of Content
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended
	Aug 31, 2026	Aug 31, 2025
Net sales	$80,915	$75,711
Cost of sales (exclusive of intangible amortization)	32,875	33,854
Gross margin	48,040	41,857
Operating expenses:
Research and development	7,979	6,417
Sales and marketing	29,986	28,130
General and administrative	12,467	12,555
Amortization of intangibles	2,729	2,653
Acquisition, restructuring and other items, net	2,181	2,758
Total operating expenses	55,342	52,513
Operating loss	(7,302)	(10,656)
Other income (expense):
Interest expense, net	(88)	(4)
Other income (expense), net	94	(178)
Total other income (expense), net	6	(182)
Loss before income tax (benefit) expense	(7,296)	(10,838)
Income tax (benefit) expense	(199)	65
Net loss	$(7,097)	$(10,903)
Loss per share
Basic	$(0.17)	$(0.26)
Diluted	$(0.17)	$(0.26)
Weighted average shares outstanding
Basic	42,022	41,174
Diluted	42,022	41,174
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2026	Aug 31, 2025
Net loss	$(7,097)	$(10,903)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(2,991)	2,084
Other comprehensive income (loss), before tax	(2,991)	2,084
Income tax expense related to items of other comprehensive loss	—	—
Other comprehensive income (loss), net of tax	(2,991)	2,084
Total comprehensive loss, net of tax	$(10,088)	$(8,819)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands of dollars, except share data)

	Aug 31, 2026	May 31, 2026
Assets
Current assets
Cash	$33,973	$53,864
Accounts receivable, net of allowances of $1,739 and $1,851 respectively	44,905	48,325
Inventories	54,953	52,436
Prepaid expenses and other	9,172	8,769
Total current assets	143,003	163,394
Property, plant and equipment, net	27,728	27,097
Intangible assets, net	61,894	67,209
Other assets	9,308	9,463
Total assets	$241,933	$267,163
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$26,579	$31,513
Accrued liabilities	28,811	38,909
Other current liabilities	4,299	4,295
Total current liabilities	59,689	74,717
Deferred income taxes	4,680	5,316
Other long-term liabilities	13,601	16,305
Total liabilities	77,970	96,338
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 75,000,000 shares authorized; 43,038,297 and 42,314,266 shares issued and 42,424,450 and 41,700,419 shares outstanding at August 31, 2026 and May 31, 2026, respectively	388	387
Additional paid-in capital	639,308	636,083
Accumulated deficit	(473,036)	(465,939)
Treasury stock, 613,847 shares, at cost at August 31, 2026 and May 31, 2026, respectively	(7,381)	(7,381)
Accumulated other comprehensive income	4,684	7,675
Total Stockholders’ Equity	163,963	170,825
Total Liabilities and Stockholders' Equity	$241,933	$267,163
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands of dollars)

	Three Months Ended
	Aug 31, 2026	Aug 31, 2025
Cash flows from operating activities:
Net loss	$(7,097)	$(10,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,498	5,950
Non-cash lease expense	366	445
Non-cash interest expense	72	70
Stock based compensation	4,502	4,470
Deferred income taxes	(306)	(16)
Change in accounts receivable allowances	(57)	108
Fixed and intangible asset disposals	81	(27)
Other	(707)	264
Changes in operating assets and liabilities:
Accounts receivable	3,471	139
Inventories	(2,715)	(192)
Prepaid expenses and other	(1,019)	(5,525)
Accounts payable, accrued and other liabilities	(17,419)	(10,697)
Net cash used in operating activities	(15,330)	(15,914)
Cash flows from investing activities:
Additions to property, plant and equipment	(379)	(731)
Additions to placement and evaluation units	(2,769)	(820)
Net cash used in investing activities	(3,148)	(1,551)
Cash flows from financing activities:
Principal payments on financing arrangement	(99)	(91)
Proceeds (outlays) from issuances of shares of common stock	(1,276)	234
Net cash (used in) provided by financing activities	(1,375)	143
Effect of exchange rate changes on cash	(38)	191
Decrease in cash	(19,891)	(17,131)
Cash at beginning of period	53,864	55,893
Cash at end of period	$33,973	$38,762

Supplemental disclosure of non-cash investing and financing activities:

Accrual for capital expenditures incurred during the period	$(11)	$(94)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands of dollars, except share data)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2026	42,314,266	$387	$636,083	$(465,939)	$7,675	(613,847)	$(7,381)	$170,825
Net loss				(7,097)				(7,097)
Issuance/Cancellation of restricted stock units	574,595		(2,059)					(2,059)
Issuance/Cancellation of performance share units	68,893		—					—
Purchases of common stock under ESPP	80,543	1	782					783
Stock-based compensation			4,502					4,502
Other comprehensive loss, net of tax					(2,991)			(2,991)
Balance at August 31, 2026	43,038,297	$388	$639,308	$(473,036)	$4,684	(613,847)	$(7,381)	$163,963

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at May 31, 2025	41,607,877	$385	$621,186	$(429,197)	$(2,023)	(613,847)	$(7,381)	$182,970
Net loss				(10,903)				(10,903)
Issuance/Cancellation of restricted stock units	362,859		(478)					(478)
Purchases of common stock under ESPP	89,893	1	711					712
Stock-based compensation			4,470					4,470
Other comprehensive income, net of tax					2,084			2,084
Balance at August 31, 2025	42,060,629	$386	$625,889	$(440,100)	$61	(613,847)	$(7,381)	$178,855

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
AngioDynamics, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS
The Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Loss for the three months ended August 31, 2026 and 2025, the Consolidated Balance Sheet as of August 31, 2026, the Consolidated Statements of Cash Flows for the three months ended August 31, 2026 and 2025, and the Consolidated Statements of Stockholders’ Equity for the three months ended August 31, 2026 and 2025 have been prepared by the Company and are unaudited. The Consolidated Balance Sheet as of May 31, 2026 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to state fairly the financial position, changes in stockholders’ equity and comprehensive income, results of operations and cash flows as of and for the period ended August 31, 2026 (and for all periods presented) have been made.
The unaudited interim consolidated financial statements for the three months ended August 31, 2026 and 2025 include the accounts of AngioDynamics, Inc. and its wholly owned subsidiaries (collectively, the "Company", "we", "our" or "us"). All intercompany balances and transactions have been eliminated.
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
The Company has one primary revenue stream which is the sales of its products.
Disaggregation of Revenue
The following table summarizes net sales by Med Tech, Med Device and by geography:

	Three Months Ended August 31, 2026			Three Months Ended August 31, 2025
(in thousands)	United States	International	Total	United States	International	Total
Net sales
Med Tech	$35,729	$4,187	$39,916	$31,374	$3,887	$35,261
Med Device	35,339	5,660	40,999	35,082	5,368	40,450
Total	$71,068	$9,847	$80,915	$66,456	$9,255	$75,711
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
Variable Consideration
Revenue from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established for discounts, product returns, rebates and allowances that are offered within contracts between the Company and its customers. The Company generally offers customers a limited right of return. Product returns after 30 days must be pre-approved by the Company and customers may be subject to a 20% restocking charge. To be accepted, a returned product must be unadulterated, undamaged and have at least twelve months remaining prior to its expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using its historical product return information and considers other factors that it believes could significantly impact its expected returns, including product recalls. Discounts and product returns are based on amounts earned or to be claimed on the related sales and are classified as a contra asset. During the three months ended August 31, 2026 and 2025, such product returns were not material. The Company provides certain customers with rebates and allowances that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. The Company establishes reserves for such amounts, which is included in "Accrued liabilities" in the accompanying Consolidated Balance Sheets. These rebates and allowances result from performance-based offers that are primarily based on attaining contractually specified sales volumes. The Company is also required to pay administrative fees to group purchasing organizations.
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

Table of Content
The following table presents changes in the Company’s receivables, contract assets and contract liabilities with customers:

(in thousands)	Aug 31, 2026	May 31, 2026
Receivables	$44,905	$48,325
Contract assets	$—	$—
Contract liabilities	$343	$360
During the three months ended August 31, 2026, the Company had additions to contract liabilities of $0.1 million. This was offset by $0.1 million in revenue that was recognized during the three months ended August 31, 2026.
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

3. INVENTORIES
Inventories are stated at lower of cost and net realizable value (using the first-in, first-out method). Inventories consisted of the following:

(in thousands)	Aug 31, 2026	May 31, 2026
Raw materials	$24,419	$19,307
Work in process	5,114	5,711
Finished goods	25,420	27,418
Inventories	$54,953	$52,436
The Company periodically reviews inventory for both obsolescence and loss of value. The Company makes assumptions about the future demand for and market value of the inventory. Based on these assumptions, the Company estimates the amount of obsolete, expiring and slow-moving inventory. The total inventory reserve at August 31, 2026 and May 31, 2026 was $6.4 million and $5.7 million, respectively.

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

Table of Content
Intangible assets consisted of the following:

	Aug 31, 2026
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$189,127	$(129,729)	$59,398
Customer relationships	7,749	(5,369)	2,380
Trademarks	2,100	(2,100)	—
Licenses	3,837	(3,721)	116
	$202,813	$(140,919)	$61,894

	May 31, 2026
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Product technologies	$193,784	$(129,188)	$64,596
Customer relationships	7,749	(5,255)	2,494
Trademarks	2,100	(2,100)	—
Licenses	3,837	(3,718)	119
	$207,470	$(140,261)	$67,209
Amortization expense for the three months ended August 31, 2026 and 2025 was $2.7 million and $2.7 million, respectively.
Expected future amortization expense related to the intangible assets for each of the following fiscal years is as follows:

(in thousands)
Remainder of 2027	$8,181
2028	10,860
2029	10,762
2030	10,748
2031	4,996
2032 and thereafter	16,347
$61,894

5. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

(in thousands)	Aug 31, 2026	May 31, 2026
Payroll and related expenses	$14,399	$24,869
Outside services	4,004	3,057
Research and development	1,953	1,597
Royalties	1,451	2,699
Sales and franchise taxes	393	476
Deferred warranties	236	288
Rebates	500	423
Accrued freight	1,025	1,200
Accrued severance	1,889	1,843
Other	2,961	2,457
	$28,811	$38,909
6. LONG-TERM DEBT
On May 28, 2025, the Company entered into a new Credit Agreement (the “Credit Agreement”) with its subsidiary RITA Medical Systems, LLC (“RITA” and, together with the Company, the “Loan Parties”), the lenders party thereto and JPMorgan Chase Bank, N.A., individually and as administrative agent, issuing bank and swingline lender.

Table of Content
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
As of August 31, 2026 there were no amounts outstanding on the Revolving Facility. As of August 31, 2026, the carrying value of long-term debt approximated its fair market value.
7. INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year adjusted for any discrete events, which are recorded in the period that they occur.  The estimated annual effective tax rate prior to discrete items was 2.7% as of the first quarter of fiscal year 2027, as compared to (0.6)% for the same period in fiscal year 2026. In fiscal year 2027, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible share-based compensation).
The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant management judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighted the evidence based on its objectivity.
Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has provided a valuation allowance on its federal and state net operating loss carryforwards, federal and state Research and Development ("R&D") credit carryforwards and other net deferred tax assets as of August 31, 2026. The Company will continue to assess the level of the valuation allowance required. If sufficient positive evidence exists in future periods to support a release of some or all of the valuation allowance, such a release would likely have a material impact on the Company’s results of operations.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making permanent certain provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the legislation does not have a material impact on our consolidated financial statements for the quarter ended August 31, 2026.

Table of Content
8. SHARE-BASED COMPENSATION
On October 13, 2020, the Company's shareholders approved the 2020 Stock and Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, performance shares and other incentive awards to the Company's employees, directors and other service providers. As of August 31, 2026, there was a maximum of 2.1 million shares of common stock available for future grant under the 2020 Plan.
Prior to the adoption of the 2020 Plan, equity awards were issued under the 2004 Stock and Incentive Award Plan (the “2004 Plan”). The adoption of the 2020 Plan did not impact the administration of equity awards issued under the 2004 Plan but following the adoption of the 2020 Plan, equity award grants are no longer made under the 2004 Plan.
The Company also has an employee stock purchase plan. As of August 31, 2026, there was a maximum of 2.4 million shares of common stock available for future grant under the employee stock purchase plan.
For the three months ended August 31, 2026 and 2025, share-based compensation expense was $4.5 million and $4.5 million, respectively.
During the three months ended August 31, 2026 and 2025, the Company granted stock options and restricted stock units under the 2020 Plan to certain employees and members of the Board of Directors. Stock option awards are valued using the Black-Scholes option-pricing model and then amortized on a straight-line basis over the requisite service period of the award. Generally, restricted stock unit awards are valued based on the closing trading value of the Company’s common stock on the date of grant and then amortized on a straight-line basis over the requisite service period of the award. In July 2023, the Board of Directors approved a change in terms of restricted stock units granted to non-employee directors to provide for immediate vesting upon grant of the award.
During the three months ended August 31, 2026 and 2025, the Company granted performance share units under the 2020 Plan to certain employees. The awards may be earned by achieving performance levels over the requisite service period. The performance criteria are based on achieving certain performance targets and the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the common stock of a pre-defined industry peer-group. The fair value of these awards is based on a Monte Carlo simulation model.
As of August 31, 2026, there was $28.2 million of unrecognized compensation expense related to share-based payment arrangements. These costs are expected to be recognized over a weighted-average period of approximately three years. The Company has sufficient shares to satisfy expected share-based payment arrangements.
9. EQUITY
On July 16, 2024, the Board of Directors approved a share repurchase program (the "Repurchase Program") under which they authorized the Company the option to repurchase up to $15.0 million of its outstanding common stock. The timing and amount of any share repurchases under the authorization will be determined by management within certain parameters and based on market conditions and other considerations. There were no shares repurchased during the first quarter of fiscal year 2027. There were no shares repurchased during fiscal year 2026. As of August 31, 2026, $13.3 million remained available for repurchase under the Repurchase Program.
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

Table of Content
The following table reconciles basic to diluted weighted-average shares outstanding:

	Three Months Ended
(in thousands)	Aug 31, 2026	Aug 31, 2025
Basic	42,022	41,174
Effect of dilutive securities	—	—
Diluted	42,022	41,174

Securities excluded as their inclusion would be anti-dilutive	5,623	6,183

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
The table below summarizes net sales, cost of sales and gross margin by Med Tech and Med Device:

	Three Months Ended
(in thousands)	Aug 31, 2026	Aug 31, 2025

Med Tech Net Sales	$39,916	$35,261
Med Tech Cost of Sales (exclusive of intangible amortization)	13,492	13,339
Gross Margin	26,424	21,922
Gross Margin %	66.2%	62.2%

Med Device Net Sales	$40,999	$40,450
Med Device Cost of Sales (exclusive of intangible amortization)	19,383	20,515
Gross Margin	21,616	19,935
Gross Margin %	52.7%	49.3%

Total Net Sales	$80,915	$75,711
Total Cost of Sales (exclusive of intangible amortization)	32,875	33,854
Gross Margin	48,040	41,857
Gross Margin %	59.4%	55.3%

Operating Expenses(1)	$55,342	$52,513
Other income (expense), net(2)	6	(182)
Loss before income tax benefit	(7,296)	(10,838)

Table of Content
(1) Operating expenses include Research and development, Sales and marketing, General and administrative, Amortization of intangibles and Acquisition, restructuring and other items, net.
(2) Other income (expense), net includes interest income, interest expense, foreign currency impacts and bank fees.
Geographic information
The table below summarizes net sales by geographic area based on external customer location:

	Three Months Ended
(in thousands)	Aug 31, 2026	Aug 31, 2025
Net Sales
United States	$71,068	$66,456
International	9,847	9,255
Total	$80,915	$75,711
For the three months ended August 31, 2026 and 2025, international sales as a percentage of total net sales were 12.2% and 12.2%, respectively. Sales to any one country outside the U.S., as determined by shipment destination, did not comprise a material portion of net sales in any of the last three fiscal years. In addition, no one customer represents more than 10% of consolidated net sales. 60% of long-lived assets are located within the United States and 40% are located within Israel.

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
Based on certain criteria, the transaction was accounted for as a financing arrangement, as it did not meet the criteria for a sale-leaseback. As a result, the assets remain in "Property, plant and equipment, net" on the Consolidated Balance Sheets at their historical book value and are depreciated over the term of the lease agreements. A financing arrangement was recorded in the amount of the net proceeds received. The Company will recognize monthly rent as a reduction of the finance arrangement and interest expense, using the effective interest rate method. No gain or loss was recognized related to the financing arrangement for the three months ended August 31, 2026.

Table of Content
As of August 31, 2026, the carrying value of the financing arrangement was $5.7 million, of which $0.4 million was classified as "Other current liabilities" and $5.3 million was classified as "Other long-term liabilities" on the Consolidated Balance Sheets. Interest expense associated with the financing arrangement was $0.1 million for the three months ending August 31, 2026.
Remaining future cash payments related to the financing arrangement as of August 31, 2026 for each of the following fiscal years is:

(in thousands)	Aug 31, 2026
Remainder of 2027	$603
2028	745
2029	660
2030	660
2031 and thereafter	1,045
Total minimum liability payments	$3,713
Less: imputed interest	(1,501)
Total	$2,212
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
In June 2025, the Company extended the lease for the corporate headquarters in Latham, NY through June 2031 and in August 2025, the Company increased its footprint for its research and development facility in Marlborough, MA through September 2030.
The following table presents supplemental balance sheet information related to leases:

(in thousands)	Balance Sheet Location	Aug 31, 2026	May 31, 2026
Assets
Operating lease ROU asset	Other assets	$4,920	$5,053
Liabilities
Current operating lease liabilities	Other current liabilities	1,404	1,296
Non-current operating lease liabilities	Other long-term liabilities	3,635	3,860
Total lease liabilities		$5,039	$5,156
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

Aug 31, 2026
Weighted average remaining term (in years)	3.76
Weighted average discount rate	5.7%

Table of Content
The maturities of the lease liabilities for each of the following fiscal years is:

(in thousands)	Aug 31, 2026
Remainder of 2027	$1,238
2028	1,610
2029	1,288
2030	778
2031 and thereafter	697
Total lease payments	$5,611
Less: imputed interest	572
Total lease obligations	$5,039
Less: Current portion of lease obligations	1,404
Long-term lease obligations	$3,635
During the three months ended August 31, 2026 and 2025, the Company recognized $0.6 million and $0.6 million of operating lease expense, respectively, which includes immaterial short-term leases. The expenses on the Consolidated Statement of Operations were classified as follows:

	Three Months Ended
(in thousands)	Aug 31, 2026	Aug 31, 2025
Cost of sales	$164	$201
Research and development	154	92
Sales and marketing	40	32
General and administrative	184	289
Acquisition, restructuring and other items, net	16	24
	$558	$638
The following table presents supplemental cash flow and other information related to leases:

	Three Months Ended
(in thousands)	Aug 31, 2026	Aug 31, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$403	$497
ROU assets obtained in exchange for lease liabilities
Operating leases	$232	$—

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
On March 31, 2024, the Company and Bard’s parent company Becton, Dickinson and Company (collectively, “BD”) entered into a settlement agreement (the “Settlement Agreement”) to resolve the ongoing litigations. Neither party admitted any liability and the Settlement Agreement contains mutual covenants not to sue and releases. Under the terms of the Settlement Agreement, BD granted a license to the Company under certain of BD’s port patents and AngioDynamics granted BD a license under certain of the Company’s catheter patents. The Company made a one-time lump sum payment to BD in the amount of $7.0 million, $3.0 million which was paid within 5 business days of execution of the Settlement Agreement, and the remainder is payable in installments during 12 month period ending March 31, 2025. The Company will also make six minimum annual payments to BD of $2.5 million which started in fiscal year 2025, and potential additional payments if six percent (6%) of annual net sales of the Company’s port products exceed the minimum payment. The Company made payments of $2.5 million related to the minimum annual payments to BD during the quarter ended August 31, 2026. The parties participated in the appeal before the Federal Circuit of the case that was filed March 10, 2015 and on December 15, 2025, the Federal Circuit affirmed the District Court’s findings of invalidity and entered judgement in favor of AngioDynamics. While the Company will continue to make annual payments to BD pursuant to the Settlement Agreement, no additional contingent payments are due as a result of the Federal Circuit's affirmance. As of August 31, 2026, there was $2.4 million payable to BD recorded in other current liabilities and $4.5 million recorded in other long-term liabilities.
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
Port Product Claims
As of August 31, 2026, the Company is defending approximately 430 product liability claims involving the Company's port products (collectively, the “Port Product Claims”). The Port Product Claims are consolidated for pretrial proceedings in the United States District Court for the Southern District of California. The Port Product Claims generally seek damages for personal injury allegedly resulting from use of the products. The Company has limited information regarding the nature and quantity of certain of the Port Product Claims. The Company continues to receive claims and lawsuits and may in future periods learn additional information regarding other unfiled or unknown claims, or other lawsuits, which could materially impact the Company’s estimate of the number of claims or lawsuits against the Company.
15. ACQUISITION, RESTRUCTURING, AND OTHER ITEMS, NET
Acquisition, Restructuring and Other Items
Acquisition, restructuring and other items, net, consisted of:

	Three Months Ended
(in thousands)	Aug 31, 2026	Aug 31, 2025
Legal (1)	$406	$213
Plant closure (2)	617	2,345
Transition service agreement (3)	—	(302)
CEO transition(4)	770	—
Other	388	502
Total	$2,181	$2,758
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

Table of Content
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
In the second quarter of fiscal year 2025, the Company announced a modification to the Plan to maintain a presence in Queensbury, NY for the manufacturing of select products, customer service, logistics, shipping, quality and regulatory operations. The restructuring activities associated with the modified Plan are still expected to be completed in the second quarter of fiscal year 2027.
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

The Company recorded restructuring charges related to the plan during the three months ended August 31, 2026 of $0.6 million. Total restructuring charges recorded to date are $37.0 million. Termination benefits are only earned if an employee stays until their termination date; therefore, the expenses related to termination benefits are being recorded ratably over the service period.

The table below presents the restructuring reserve:

	Three Months Ended Aug 31, 2026
	Termination Benefits	Outside Consultants	Validation Expenses	Facilities Closeout Fees	Regulatory Filings	Other	Total
(in thousands)
Balance at May 31, 2026	$584	$594	$93	$—	$—	$1,055	$2,326
Charges	—	359	79	—	21	158	617
Non-cash adjustments	—	—	—	—	—	—	—
Cash payments	(455)	(796)	(167)	—	(12)	(1,185)	(2,615)
Balance at August 31, 2026	$129	$157	$5	$—	$9	$28	$328

16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements - Adopted

Table of Content

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	This ASU addresses challenges encountered when applying the guidance to current account receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers.	June 1, 2026	The Company elected the practical expedient for accounts receivable and there were no impacts to the consolidated financial statements as a result.
Recently Issued Accounting Pronouncements - Not Yet Applicable or Adopted

Standard	Description	Effective Date	Effect on the Consolidated Financial Statements
ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-04): Disaggregation of Income Statement Expenses	This ASU improves the disclosures about a public business entity's costs and expenses by requiring the Company to disclose more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) included in each relevant income statement caption.	June 1, 2027	The Company plans to adopt the new standard for the fiscal year 2028 and is assessing the impact to the consolidated financial statements.
ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements	This ASU improves the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods and adds to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity.	June 1, 2028	The Company plans to adopt the new standard for the fiscal year 2029 and is assessing the impact to the consolidated financial statements.
There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for fiscal year ended May 31, 2026.
17. SUBSEQUENT EVENTS
On October 8, 2026, the Company announced the appointment of Eric Honroth as President and Chief Executive Officer and a member of the Board of Directors, effective November 2, 2026. Mr. Honroth will succeed Jim Clemmer, who will depart the Board on November 2, 2026. In connection with Mr. Honroth’s appointment as President and Chief Executive Officer and in order to support continuity and a smooth transition, on October 5, 2026, Mr. Clemmer entered into a consulting agreement with the Company, pursuant to which Mr. Clemmer will retire and his employment with the Company will terminate as of November 2, 2026, and Mr. Clemmer will provide consulting services to the Company until the first anniversary of the effective date, unless earlier terminated.

Table of Content
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q. The following discussion should be read in conjunction with the Company's 2026 Annual Report on Form 10-K, and the consolidated financial statements and notes thereto included elsewhere in the Form 10-Q.
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
In evaluating the operating performance of our business, management focuses on company-wide and segment revenue and gross margin and company-wide operating income, earnings per share and cash flow from operations. A summary of these key financial metrics for the three months ended August 31, 2026 compared to the three months ended August 31, 2025 are as follows:
Three months ended August 31, 2026:
•Revenue increased by 6.9% to $80.9 million
•Med Tech and Med Device growth of 13.2% and 1.4%, respectively
•Gross margin increased 410 bps to 59.4%
•Med Tech gross margin increased 400 bps to 66.2% and Med Device gross margin increased 340 bps to 52.7%
•Net loss decreased by $3.8 million to $7.1 million
•Loss per share decreased by $0.09 to $0.17

Our Med Tech revenue, comprised of Auryon, NanoKnife and the thrombus management platform, grew 13.2% in the first quarter of fiscal year 2027 driven by increased sales in Auryon, NanoKnife and the thrombus management products. Our Med Device revenue grew by 1.4% in the first quarter of fiscal year 2027 driven by growth in the Core and Microwave product lines which was partially offset by softness in the Venous, Ports and other Oncology product lines.
Results of Operations
For the three months ended August 31, 2026, the Company reported net loss of $7.1 million, or diluted loss per share of $0.17, on net sales of $80.9 million, compared with a net loss of $10.9 million, or diluted loss per share of $0.26, on net sales of $75.7 million during the same quarter of the prior year.
Net sales - Net sales are derived from the sale of products and related freight charges, less discounts, rebates and returns.

	Three Months Ended
(in thousands)	Aug 31, 2026	Aug 31, 2025	$ Change
Net Sales
Med Tech	$39,916	$35,261	$4,655
Med Device	40,999	40,450	$549
Total	$80,915	$75,711	$5,204

Table of Content

	Three Months Ended
(in thousands)	Aug 31, 2026	Aug 31, 2025	$ Change
Net Sales
United States	$71,068	$66,456	$4,612
International	9,847	9,255	$592
Total	$80,915	$75,711	$5,204
For the three months ended August 31, 2026, net sales increased $5.2 million to $80.9 million compared to the same period in the prior year. At August 31, 2026, the Company had a backlog of $2.7 million.
The Med Tech segment net sales increased $4.7 million for the three months ended August 31, 2026 compared to the same period in the prior year. The change in sales from the prior year was primarily driven by:
•Increased Auryon sales of $2.4 million;
•Increased sales of the thrombus management platform of $0.4 million, which was driven by an increase in AlphaVac sales of $1.2 million and was partially offset by a decrease in AngioVac and thrombolytic sales of $0.5 and $0.4 million, respectively; and
•Increased NanoKnife sales of $1.9 million, which was driven by increased disposable and capital sales.

The Med Device segment net sales increased $0.5 million for the three months ended August 31, 2026 compared to the same period in the prior year. The backlog, which primarily impacted sales of Core and Port products, was $2.7 million. The change in sales from the prior year was primarily driven by:
•Increased sales of Core and Microwave products of $1.6 million and $0.5 million, respectively, which was partially offset by decreased sales of other Oncology products, Ports and Venous products of $0.7 million, $0.6 million and $0.3 million, respectively.

Gross Margin

	Three Months Ended
(in thousands)	Aug 31, 2026	Aug 31, 2025	$ Change
Med Tech	$26,424	$21,922	$4,502
Gross margin % of sales	66.2%	62.2%

Med Device	$21,616	$19,935	$1,681
Gross margin % of sales	52.7%	49.3%

Total	$48,040	$41,857	$6,183
Gross margin % of sales	59.4%	55.3%

Gross margin - Gross margin consists of net sales less the cost of goods sold, which includes the costs of materials, products purchased from third parties and sold by us, manufacturing personnel, royalties, freight, business insurance, depreciation of property and equipment and other manufacturing overhead, exclusive of intangible amortization.
Total Company gross margin increased by $6.2 million for the three months ended August 31, 2026 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•Sales volume, price and product mix, which positively impacted gross margin by $3.7 million;
•Tariffs, which positively impacted gross margin by $2.1 million as a result of refunds received of $1.2 million;
•Benefits from product lines transitioned to third-party manufacturing and other operational costs, which positively impacted gross margin by $2.9 million;
•Production volume and inflation, which negatively impacted gross margin by $2.5 million and $0.4 million, respectively; and
•A decrease in incremental depreciation on placement units of $0.5 million.
The Med Tech segment gross margin increased by $4.5 million for the three months ended August 31, 2026 compared to the same period in the prior year. The change from the prior year was primarily driven by:

Table of Content
•Sales volume, price and product mix, which positively impacted gross margin by $3.7 million;
•Tariffs, which positively impacted gross margin by $0.8 million as a result of refunds received of $0.3 million;
•Benefits from product lines transitioned to third-party manufacturing, which positively impacted gross margin by $0.2 million;
•Production volume and other operational costs, which negatively impacted gross margin by $0.6 million; and
•A decrease in incremental depreciation on placement units of $0.4 million.
The Med Device segment gross margin increased by $1.7 million for the three months ended August 31, 2026 compared to the same period in the prior year. The change from the prior year was primarily driven by:

•Benefits from product lines transitioned to third-party manufacturing and other operational costs, which positively impacted gross margin by $3.2 million;
•Tariffs, which positively impacted gross margin by $1.3 million as a result of refunds received of $0.9 million;
•Price, which positively impacted gross margin by $0.7 million;
•Production volume and inflation, which negatively impacted gross margin by $2.4 million and $0.5 million, respectively;
•Sales volume and product mix, which negatively impacted gross margin by $0.7 million; and
•A decrease in incremental depreciation on placement units of $0.1 million.
Operating Expenses and Other Income (Expense)

	Three Months Ended
(in thousands)	Aug 31, 2026	Aug 31, 2025	$ Change
Research and development	$7,979	$6,417	$1,562
% of sales	9.9%	8.5%
Selling and marketing	$29,986	$28,130	$1,856
% of sales	37.1%	37.2%
General and administrative	$12,467	$12,555	$(88)
% of sales	15.4%	16.6%
Research and development expense - R&D expense includes internal and external costs to develop new products, enhance existing products, validate new and enhanced products, and manage clinical, regulatory and medical affairs.
R&D expense increased $1.6 million for the three months ended August 31, 2026 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•The timing of certain projects and clinical spend associated with ongoing clinical trials, which increased R&D expense by $1.2 million; and
•Compensation and benefits expenses, which increased $0.3 million.

Sales and marketing expense - Sales and marketing (“S&M”) expense consists primarily of salaries, commissions, travel and related business expenses, attendance at medical society meetings, product promotions and marketing activities.
S&M expense increased $1.9 million for the three months ending August 31, 2026 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•Compensation and benefits expense, which increased by $1.0 million;
•Consulting, travel and other selling expenses, which increased $0.6 million; and
•Trade shows, subscriptions and other marketing expenses, which increased $0.3 million.

General and administrative expense - General and administrative (“G&A”) expense includes executive management, finance, information technology, human resources, business development, legal, and the administrative and professional costs associated with those activities.
G&A expense decreased $0.1 million for the three months ended August 31, 2026 compared to the same period in the prior year. The change from the prior year was primarily driven by:
•Other outside consultant spend, which increased $0.6 million;
•Compensation and benefits expenses, which decreased $0.7 million; and

Table of Content
•Depreciation and other corporate expenses, which decreased $0.2 million.

	Three Months Ended
(in thousands)	Aug 31, 2026	Aug 31, 2025	$ Change
Amortization of intangibles	$2,729	$2,653	$76
Acquisition, restructuring and other items, net	$2,181	$2,758	$(577)
Other expense, net	$6	$(182)	$188
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
Acquisition, restructuring and other items, net, decreased by $0.6 million for the three months ended August 31, 2026, compared to the same period in the prior year. The change from the prior year was primarily driven by:
•Legal expense, related to litigation that is outside of the normal course of business, which increased $0.2 million;
•Transition expenses related to the upcoming retirement of our CEO which was announced on January 6, 2026, which increased $0.8 million;
•Plant closure expense, related to the restructuring of our manufacturing footprint which was announced on January 5, 2024, which decreased $1.7 million;
•Transaction services agreements that were entered into as a result of the divestiture of the PICCs, Midline, dialysis and BioSentry businesses. The decrease in the fees invoiced was $0.3 million; and
•Other expenses, mainly severance associated with organizational changes, which decreased $0.1 million.

Other income (expense), net - Other expenses include interest expense, foreign currency impacts and bank fees.
Other income (expense), net decreased by $0.2 million compared to the same period in the prior year. The change from the prior year was primarily driven by increased interest expense, net of $0.1 million partially offset by unrealized foreign currency fluctuations, which decreased by $0.3 million.
Income Tax (Benefit) Expense

	Three Months Ended
(in thousands)	Aug 31, 2026	Aug 31, 2025
Income tax (benefit) expense	$(0.2)	$0.1
Effective tax rate including discrete items	2.7%	(0.6)%
Our effective tax rate including discrete items for the three months ended August 31, 2026 and August 31, 2025 was 2.7% and (0.6)%, respectively. In fiscal year 2027, the Company’s effective tax rate differs from the U.S. statutory rate primarily due to the impact of the valuation allowance, foreign taxes, and other non-deductible permanent items (such as non-deductible meals and entertainment, Section 162(m) excess compensation and non-deductible stock-based compensation).
Liquidity and Capital Resources
We regularly review our liquidity and anticipated capital requirements and we believe that our current cash on hand provides sufficient liquidity to meet our anticipated needs for capital for at least the next 12 months.
Our cash and cash equivalents totaled $34.0 million as of August 31, 2026, compared with $53.9 million as of May 31, 2026. As of August 31, 2026 and May 31, 2026 the Company did not have any outstanding debt.

Table of Content
The table below summarizes our cash flows:

	Three Months Ended
(in thousands)	Aug 31, 2026	Aug 31, 2025
Cash (used in) provided by:
Operating activities	$(15,330)	$(15,914)
Investing activities	(3,148)	(1,551)
Financing activities	(1,375)	143
Effect of exchange rate changes on cash and cash equivalents	(38)	191
Net change in cash and cash equivalents	$(19,891)	$(17,131)
During the quarters ended August 31, 2026 and 2025, cash flows consisted of the following:
Cash used in operating activities
Three months ended August 31, 2026 and 2025:
•Net loss of $7.1 million and $10.9 million, respectively, plus the non-cash items, primarily driven by depreciation and amortization and stock based compensation, along with the changes in working capital below, contributed to cash used in operations of $15.3 million and $15.9 million, respectively, for these periods.
•For the period ended August 31, 2026, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $17.4 million, along with increased inventory and prepaid expenses of $2.7 million and $1.0 million, respectively. This was partially offset by decreased accounts receivable of $3.5 million.
•For the period ended August 31, 2025, working capital was unfavorably impacted by decreased accounts payable, accrued liabilities and other liabilities of $10.7 million, along with increased inventory and prepaid expenses of $0.2 million and $5.5 million, respectively. This was partially offset by decreased accounts receivable of $0.1 million.
Cash used in investing activities
Three months ended August 31, 2026 and 2025:
•$0.4 million and $0.7 million, respectively, of cash was used for fixed asset additions; and
•$2.8 million and $0.8 million, respectively, of cash was used for Auryon placement and evaluation unit additions.

Cash (used in) provided by financing activities
Three months ended August 31, 2026 and 2025:
•$0.1 million of principal payments on the financing arrangements in the first quarter of fiscal year 2027 and 2026;
•$1.3 million of outlays from issuances of shares of common stock in the first quarter of fiscal year 2027; and
•$0.2 million of proceeds from issuances of shares of common stock in the first quarter of fiscal year 2026.

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
We transact sales in currencies other than the U.S. Dollar, particularly the Euro, British Pound and Canadian Dollar. For the three months ended August 31, 2026, approximately 2.3% of our sales were denominated in foreign currencies. We do not have expenses denominated in foreign currencies at the level of our sales and as a result, our profitability is exposed to currency fluctuations. When the U.S. Dollar strengthens, our sales and gross margin will be negatively impacted. In addition, we have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period, with the offset to changes presented as a component of Other Income (Expense). Significant non-functional balances include accounts receivable due from a sub-section of our international customers.
Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to indebtedness. As of August 31, 2026, the Company did not have any outstanding debt (see Note 6, "Long-Term Debt" set forth in the Notes in the consolidated financial statements included in this Annual Report on Form 10-K).
The Credit Agreement provides for a $25.0 million secured revolving credit facility. Interest on the Revolving Facility will be based, at the Company's option, on a rate equal to (i) the Secured Overnight Financing Rate ("SOFR") plus 0.1% (subject to a floor of 0%) ("Adjusted Term SOFR"), or (ii) the alternate base rate (subject to a floor of 0%) ("ABR"), and in each case with a margin for Adjusted Term SOFR loans of 2.0% and for ABR loans of 1.0%. The Revolving Facility will also carry a commitment fee of 0.2% per annum. As of August 31, 2026 there were no amounts outstanding on the Revolving Facility.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting for the fiscal quarter ended August 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
AngioDynamics, Inc. and Subsidiaries
PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14 "Commitments and Contingencies" set forth in the notes to our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended May 31, 2026 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk. There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended August 31, 2026:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (2)
June 1, 2026 - June 30, 2026	—	$12.23	—	$—
July 1, 2026 - July 31, 2026	149,135	$13.62	—	$—
August 1, 2026 - August 31, 2026	—	$15.67	—	$—
Total	149,135	$13.62	—	—
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
Item 3. Defaults on Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended August 31, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) or the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

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

ANGIODYNAMICS, INC.
(Registrant)

Date:	October 8, 2026	/ S / JAMES C. CLEMMER
James C. Clemmer, President, Chief Executive Officer (Principal Executive Officer)

Date:	October 8, 2026	/ S / STEPHEN A. TROWBRIDGE
Stephen A. Trowbridge, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)